Form 10-Q
period 2017-09-30
BBX Capital Corp
filed 2017-11-06
CIK 315858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2017

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

Large accelerated filer [ ]	Accelerated filer[X]	Non-accelerated filer [ ]	Smaller reporting company [ ]
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

YES [   ]NO [ X ]

The number of shares outstanding of each of the registrant’s classes of common stock as of November 2, 2017 is as follows:

Class A Common Stock of $.01 par value, 85,962,198 shares outstanding.
Class B Common Stock of $.01 par value, 16,565,728 shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BBX Capital Corporation
Condensed Consolidated Statements of Financial Condition - Unaudited
(In thousands, except share data)

	September 30,	December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$264,380	299,861
Restricted cash ($28,099 in 2017 and $21,894 in 2016 in variable
interest entities ("VIEs"))	61,479	46,456
Loans receivable, net	21,042	25,521
Notes receivable, net ($304,313 in 2017 and $287,111 in 2016 in VIEs)	429,356	430,480
Construction funds receivable	12,485	20,744
Inventory	320,453	268,514
Real estate held-for-sale, net	30,029	33,345
Real estate held-for-investment	13,399	12,029
Investments in unconsolidated real estate joint ventures	43,286	43,374
Property and equipment, net	111,502	95,998
Goodwill	41,016	6,731
Intangible assets, net	72,145	68,455
Other assets	104,670	84,560
Total assets	$1,525,242	1,436,068

LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$27,882	28,855
Deferred income	40,498	37,015
Escrow deposits	28,488	20,152
Other liabilities	108,121	95,611
Receivable-backed notes payable - recourse	72,028	87,631
Receivable-backed notes payable - non-recourse (in VIEs)	347,308	327,358
Notes payable and other borrowings	137,783	133,790
Junior subordinated debentures	135,112	152,367
Deferred income taxes	71,560	44,318
Redeemable 5% cumulative preferred stock of $.01 par value; authorized 15,000 shares;
issued and outstanding 15,000 shares with a stated value of $1,000 per share	13,856	13,517
Total liabilities	982,636	940,614

Commitments and contingencies (See Note 10)

Redeemable noncontrolling interest (See Note 2)	2,739	-

Equity:
Preferred stock of $.01 par value; authorized 10,000,000 shares	-	-
Class A Common Stock of $.01 par value, authorized 150,000,000 shares;
issued and outstanding 84,040,952 in 2017 and 84,844,439 in 2016	840	848
Class B Common Stock of $.01 par value, authorized 20,000,000 shares;
issued and outstanding 13,127,505 in 2017 and 13,184,789 in 2016	131	132
Additional paid-in capital	193,296	193,347
Accumulated earnings	297,922	259,110
Accumulated other comprehensive income	1,530	1,167
Total shareholders' equity	493,719	454,604
Noncontrolling interests	46,148	40,850
Total equity	539,867	495,454
Total liabilities and equity	$1,525,242	1,436,068

See Notes to Condensed Consolidated Financial Statements - Unaudited

BBX Capital Corporation
Condensed Consolidated Statements of Operations and Comprehensive Income - Unaudited
(In thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues
Sales of vacation ownership interests ("VOIs")	$61,687	71,741	172,839	196,654
Fee-based sales commission revenue	69,977	59,383	179,046	153,718
Other fee-based services revenue	27,386	26,810	83,442	78,421
Trade sales	44,880	22,078	96,835	64,290
Interest income	21,035	22,096	63,065	64,464
Net (losses) gains on sales of assets	(18)	5,035	2,161	5,326
Other revenue	1,332	2,021	3,584	5,158
Total revenues	226,279	209,164	600,972	568,031

Costs and Expenses
Cost of sales of VOIs	6,284	5,827	10,737	19,410
Cost of other fee-based services	18,176	17,057	51,550	48,644
Cost of trade sales	28,988	16,674	67,453	50,680
Interest expense	9,480	9,517	27,577	28,322
Recoveries from loan losses, net	(2,005)	(10,944)	(6,098)	(18,979)
Asset impairments (recoveries), net	1,506	(30)	1,551	1,692
Net gains on cancellation of
junior subordinated debentures	-	-	(6,929)	-
Litigation costs and penalty reimbursements	(2,113)	-	(11,719)	-
Selling, general and administrative expenses	148,536	133,584	398,535	387,843
Total costs and expenses	208,852	171,685	532,657	517,612

Equity in net earnings of unconsolidated
real estate joint ventures	2,451	4,480	9,620	5,793
Foreign exchange (loss) gain	(105)	5	(312)	325
Other (loss) income, net	(87)	531	64	721
Income before income taxes	19,686	42,495	77,687	57,258
Provision for income taxes (See Note 9)	(8,195)	(19,118)	(30,028)	(23,857)
Net income	11,491	23,377	47,659	33,401
Less: Net income attributable to noncontrolling interests	3,256	5,602	9,467	9,900
Net income attributable to shareholders	$8,235	17,775	38,192	23,501

Basic earnings per share	$0.08	0.21	0.39	0.27
Diluted earnings per share	$0.08	0.21	0.36	0.27
Basic weighted average number of common
shares outstanding	98,073	85,864	98,408	86,215
Diluted weighted average number of common and
common equivalent shares outstanding	106,021	86,573	105,802	86,632

Cash dividends declared per Class A common share	$0.0075	0.005	0.0225	0.010
Cash dividends declared per Class B common share	$0.0075	0.005	0.0225	0.010

Net income	$11,491	23,377	47,659	33,401
Other comprehensive income, net of tax:
Unrealized gains(losses) on securities available for sale	16	(9)	62	57
Foreign currency translation adjustments	418	568	301	378
Other comprehensive income, net	434	559	363	435
Comprehensive income, net of tax	11,925	23,936	48,022	33,836
Less: Comprehensive income attributable
to noncontrolling interests	3,256	5,686	9,467	9,966
Total comprehensive income attributable to shareholders	$8,669	18,250	38,555	23,870

See Notes to Condensed Consolidated Financial Statements - Unaudited

BBX Capital Corporation
Condensed Consolidated Statements of Changes in Equity - Unaudited
For the Nine Months Ended September 30, 2017
(In thousands)

	Shares of						Accumulated
	Common Stock		Common				Other
	Outstanding		Stock		Additional		Comprehen-	Total	Non-
	Class		Class		Paid-in	Accumulated	sive	Shareholders'	controlling	Total
	A	B	A	B	Capital	Earnings	Income	Equity	Interests	Equity

Balance, December 31, 2016	84,845	13,185	$848	132	193,347	259,110	1,167	454,604	40,850	495,454
Net income excluding $249 of earnings attributable to redeemable noncontrolling interest	-	-	-	-	-	38,192	-	38,192	9,218	47,410
Other comprehensive income	-	-	-	-	-	-	363	363	-	363
Cumulative effect from excess tax benefits on share based compensation associated with the adoption of ASU 2016-09 (See Note 1)	-	-	-	-	-	3,054	-	3,054	-	3,054
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(3,920)	(3,920)
Class A Common Stock cash dividends declared	-	-	-	-	-	(2,057)	-	(2,057)	-	(2,057)
Class B Common Stock cash dividends declared	-	-	-	-	-	(377)	-	(377)	-	(377)
Conversion of common stock from Class B to Class A	46	(46)	-	-	-	-	-	-	-	-
Repurchase and retirement of common stock	(1,000)	(12)	(10)	(1)	(10,230)	-	-	(10,241)	-	(10,241)
Issuance of Class A Common Stock from exercise of options	150	-	2	-	60	-	-	62	-	62
Share-based compensation	-	-	-	-	10,119	-	-	10,119	-	10,119
Balance, September 30, 2017	84,041	13,127	$840	131	193,296	297,922	1,530	493,719	46,148	539,867

See Notes to Condensed Consolidated Financial Statements - Unaudited

BBX Capital Corporation
Condensed Consolidated Statements of Cash Flows - Unaudited
(In thousands)

	For the Nine Months Ended
	September 30,
	2017	2016
Operating activities:
Net income	$47,659	33,401
Adjustment to reconcile net income to net cash
provided by operating activities:
Recoveries from loan losses and asset impairments, net	(5,097)	(15,939)
Provision for notes receivable allowances	32,066	36,897
Depreciation, amortization and accretion, net	15,528	13,995
Share-based compensation expense	10,119	4,936
Share-based compensation expense of subsidiaries	-	4,921
Net gains on sales of real estate, loans held-for-sale,
and properties and equipment	(1,732)	(5,326)
Equity in earnings of unconsolidated real estate
joint ventures	(9,620)	(5,793)
Return on investment in unconsolidated real estate joint ventures	11,465	3,402
Increase in deferred income tax	30,272	29,749
Impairment of goodwill	-	457
Net gains realized on cancellation of junior subordinated debentures	(6,929)	-
Interest accretion on shares subject to mandatory redemption	901	874
Increase in restricted cash	(15,023)	(966)
Increase in notes receivable	(30,942)	(45,695)
Increase in inventory	(36,320)	(10,902)
Increase in other assets	(18,003)	(8,980)
Increase in other liabilities	13,813	26,077
Net cash provided by operating activities	38,157	61,108
Investing activities:
Decrease in restricted cash	-	1,306
Return of investment in unconsolidated real estate joint ventures	888	4,388
Investments in unconsolidated real estate joint ventures	(2,645)	(2,353)
Repayment of loans receivable, net	9,522	42,025
Proceeds from sales of real estate held-for-sale	10,601	20,788
Additions to real estate held-for-sale	(809)	-
Additions to real estate held-for-investment	(124)	(2,319)
Purchases of property and equipment, net	(14,158)	(8,928)
Cash paid for acquisition, net of cash received	(58,418)	-
Increase in intangible assets	(31)	(540)
Increase from other investing activities	(342)	(224)
Net cash (used in) provided by investing activities	(55,516)	54,143
Financing activities:
Repayments of notes, mortgage notes payable and other borrowings	(197,581)	(225,657)
Proceeds from notes, mortgage notes payable and other borrowings	206,884	205,950
Redemption of junior subordinated debentures	(11,438)	-
Payments for debt issuance costs	(3,217)	(2,462)
Payments of interest on shares subject to mandatory redemption	(563)	(563)
Proceeds from the exercise of stock options	62	10
Dividends paid on common stock	(2,136)	(418)
Repurchase and retirement of common stock	(6,213)	(3,029)
Distributions to noncontrolling interest	(3,920)	(7,350)
Net cash used in financing activities	(18,122)	(33,519)
(Decrease) increase in cash and cash equivalents	(35,481)	81,732
Cash and cash equivalents at beginning of period	299,861	198,905
Cash and cash equivalents at end of period	$264,380	280,637
		Continued

BBX Capital Corporation
Condensed Consolidated Statements of Cash Flows - Unaudited
(In thousands)

	For the Nine Months Ended
	September 30,
	2017	2016
Supplemental cash flow information:
Interest paid on borrowings	$21,392	24,786
Income taxes paid	2,570	987

Supplementary disclosure of non-cash investing and financing activities:
Construction funds receivable transferred to inventory	$8,259	-
Mortgage payable assumed upon foreclosure	164	-
Loans receivable transferred to real estate held-for-sale	1,055	4,612
Loans held-for-sale transferred to loans receivable	-	16,078
Real estate held-for-investment transferred to real estate held-for-sale	-	11,582
Real estate held-for-sale transferred to property and equipment	-	6,557
Real estate held-for-sale transferred to real estate held-for-investment	1,276	-
Property and equipment transferred to real estate held-for-sale	6,181	-
Repayment of note payable with restricted time deposit	-	995
Decrease in deferred tax liabilities due to cumulative effect of excess
tax benefits	3,054	-
Increase in the investment in subsidiary from the issuance of BBX
Capital's common stock	-	898
Increase in shareholders' accumulated other comprehensive income,
net of taxes	363	369
Net increase in shareholders' equity from the effect of subsidiaries'
capital transactions, net of taxes	-	1,386
Repurchase and retirement of shares of common stock in connection
with share based compensation withholding tax obligations	4,028	3,388

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

In management’s opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which include normal recurring adjustments, as are necessary for a fair statement of the condensed consolidated financial condition of the Company at September 30, 2017; the condensed consolidated results of operations and comprehensive income of the Company for the three and nine months ended September 30, 2017 and 2016; the condensed consolidated changes in equity of the Company for the nine months ended September 30, 2017; and the condensed consolidated cash flows of the Company for the nine months ended September 30, 2017 and 2016.  Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any other future period.

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

BBX Capital is a diversified holding company whose core investments include Bluegreen Vacations Corporation (“Bluegreen”), real estate and middle market operating businesses.  Bluegreen is a sales, marketing and management company focused on the vacation ownership industry. The Company’s real estate investments include real estate joint ventures and the ownership, financing, acquisition, development and management of real estate. The Company’s investments in middle market operating businesses include Renin Holdings, LLC (“Renin”), a company that manufactures products for the home improvement industry, and the Company’s investments in confectionery businesses through its wholly-owned subsidiary, BBX Sweet Holdings, LLC (“BBX Sweet Holdings”).  The Company’s investment in confectionery businesses includes BBX Sweet Holdings’ acquisition of IT’SUGAR, LLC (“IT’SUGAR”) in June 2017 (see Note 2 – Acquisitions).

On December 15, 2016, the Company completed the acquisition of all of the outstanding shares of the former BBX Capital Corporation (“BCC”) not previously owned by the Company, and on January 30, 2017, the Company changed its name from BFC Financial Corporation to BBX Capital Corporation. On September 27, 2017, Bluegreen changed its name from Bluegreen Corporation to Bluegreen Vacations Corporation.

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

BBX Capital has two classes of common stock. Holders of the Class A common stock are entitled to one vote per share, which in the aggregate represents 22% of the combined voting power of the Class A common stock and the Class B common stock. Class B common stock represents the remaining 78% of the combined vote. The percentage of total common equity represented by Class A and Class B common stock was 87% and 13%, respectively, at September 30, 2017.   Class B common stock is convertible into Class A common stock on a share for share basis at any time at the option of the holder.

On October 23, 2017, the Company announced that Bluegreen filed a registration statement on Form S-1 with the SEC relating to a proposed initial public offering of shares of Bluegreen’s common stock representing a minority interest in Bluegreen. The number of shares to be offered and the price range for the proposed offering have not yet been determined.  It is currently contemplated that Woodbridge will participate in the proposed offering as a selling shareholder with respect to a portion of the offering.  There is no assurance that Bluegreen will complete the proposed offering or that Woodbridge will sell any shares in the offering.

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

New Accounting Pronouncements

The FASB has issued the following accounting pronouncements and guidance which may be applicable to the Company but have not yet become effective. (See the 2016 Annual Report for additional accounting pronouncements and guidance issued relevant to the Company’s operations which have not been adopted as of September 30, 2017):

Accounting Standards Update (ASU) No. 2014-09 –  Revenue Recognition (Topic 606): In May 2014, the FASB issued a new standard related to revenue recognition. Under the new standard, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has recently issued several amendments to the standard, including identifying performance obligations and other technical corrections and minor improvements affecting a variety of topics and required disclosures in the new standard.  This standard will be effective and the Company will adopt this standard on January 1, 2018. Entities have the option to apply the new guidance under a full retrospective approach or a modified retrospective approach with the cumulative effect of initially applying the new guidance recognized at the date of initial application. The Company will determine the transition method of this standard later in 2017 following the issuance of timeshare industry-specific guidance.

The Company’s initial analysis identifying areas that will be impacted by the new guidance is substantially complete, and the Company is currently analyzing the potential impacts that adopting this standard may have on its consolidated financial statements and related disclosures and its business processes, accounting policies and controls.

The Company believes that the new standard will impact the timing of revenue recognition associated with the sale of real estate.  Specifically, the Company believes the new standard will result in the recognition of revenue sooner for contingent consideration on real estate sales and on the contribution of real estate to joint ventures in which the Company has an equity interest.

The Company believes that the new standard will not materially affect revenue recognition associated with trade sales. Retail trade sales performance obligations are satisfied at the time of the transaction as customers of the retail business typically pay in cash at the time of transfer of the promised goods.  Wholesale trade sales performance obligations are generally satisfied when the promised goods are shipped by the Company or received by the customer.

The Company does not expect this standard to materially change the accounting for the recognition of its fee-based sales commission revenue, ancillary revenues, and rental revenue. The Company currently expects possible areas of impact will include (i) gross versus net presentation for payroll reimbursement and insurance premiums reimbursement related to resorts managed by Bluegreen on behalf of third parties and (ii) the timing of the recognition of VOI revenue related to the removal of certain bright line tests regarding the determination of the adequacy of the buyer’s commitment under existing industry-specific guidance.  Final industry-specific guidance remains open for the following issues: (i) application of percentage of completion related to sales of incomplete VOIs, (ii) satisfaction of performance obligations and (iii) contract costs.  Due to the nature and potential significant impact of these open issues, the Company expects to disclose additional details on the impact of the adoption of this accounting standard following the issuance of timeshare industry-specific guidance on these items.

Accounting Standards Update (ASU) No. 2016-02 – Leases (Topic 842).  This update will require assets and liabilities to be recognized on the balance sheet of a lessee for the rights and obligations created by leases of assets with terms of more than 12 months.  For income statement purposes, the update retained a dual model, requiring leases to be classified as either operating or finance based on largely similar criteria to those applied in current lease accounting, but without explicit bright lines.  ASU 2016-02 also requires extensive quantitative and qualitative disclosures, including significant judgments made by management, to provide greater insight into the extent of revenue and expense recognized and expected to be recognized from existing leases.  This standard will be effective for the Company on January 1, 2019.  Early adoption is permitted.  The Company expects that the implementation of this new standard will have an impact on its consolidated financial statements and related disclosures as the Company has aggregate future minimum lease payments of $159.7 million at September  30, 2017 under its current non-cancelable lease agreements with various expirations dates between 2017 and 2030. The Company anticipates the recognition of additional assets and corresponding liabilities related to these leases on its consolidated statement of financial condition.

Accounting Standards Update (ASU) No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments.  This update introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan losses. Further, public entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination (i.e., by vintage year). This standard will be effective for the Company on January 1, 2020. Early adoption is permitted beginning on January 1, 2019. The Company is currently evaluating the impact that ASU 2016-13 may have on its consolidated financial statements.

Accounting Standard Update (ASU) No. 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20).    This update indicates that nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity by transferring ownership in the legal entity to a counterparty.  The update indicates that an entity should identify each distinct nonfinancial asset or in substance nonfinancial asset promised to a counterparty and derecognize each asset when the counterparty obtains control of the asset.  This update supersedes the guidance in Topic 845 and eliminates partial sale accounting associated with the transfer of real estate to a joint venture for a noncontrolling interest in the joint venture.  The ASU is effective upon adoption of ASU 2014-09.  In certain joint ventures, the Company accounted for the transfer of land to joint ventures for initial capital contributions as partial sales resulting in deferred gains and joint venture basis adjustments.  Joint venture aggregate basis adjustments and deferred gains were $6.3 million and $0.5 million as of September 30, 2017.  The Company is currently evaluating the requirements of this update and has not yet determined its impact on the Company’s consolidated financial statements.

Accounting Standard Update (ASU) No. 2017-09, Compensation – Stock Compensation (Topic 718).  This update was issued to provide guidance on determining which changes to the terms and conditions of share-based compensation awards require an entity to apply modification accounting under Topic 718.  An entity should apply modification accounting to changes to terms or conditions of a share-based compensation awards unless there is no change in the fair value, vesting or classification of the modified award as compared to the original award. The ASU is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted.  The Company believes that the adoption of this update will not have a material impact on the Company’s consolidated financial statements.

2.    Acquisitions

Acquisition of IT’SUGAR

On June 16, 2017 (the “Acquisition Date”), a wholly-owned subsidiary of BBX Sweet Holdings acquired IT’SUGAR, a specialty candy retailer with 95 retail locations in 26 states and Washington, DC, through the acquisition of all of its Class A Preferred Units and 90.4% of its Class B Common Units for cash consideration of approximately $58.4 million, net of cash acquired. The remaining 9.6% of IT’SUGAR’s Class B Common Units are owned by JR Sugar Holdings, LLC (“JR Sugar”), an entity owned by the founder and CEO of IT’SUGAR.

The consolidated net assets and results of operations of IT’SUGAR are included in the Company’s consolidated financial statements commencing on the Acquisition Date and resulted in the following impact to trade sales and net income attributable to shareholders for the three and nine months ended September 30, 2017 (in thousands):

	For the Three Months	For the Nine Months
	Ended September 30, 2017	Ended September 30, 2017
Trade sales	$22,592	26,880
Net income attributable to shareholders	$1,176	1,530

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

Property and equipment	$19,395
Cash, inventory and other assets	12,212
Identifiable intangible assets (1)	4,512
Total assets acquired	36,119
Accounts payable and other liabilities	(5,140)
Identifiable intangible liabilities (2)	(716)
Total liabilities assumed	(5,856)
Fair value of identifiable net assets	30,263
Redeemable noncontrolling interest	(2,490)
Goodwill	34,286
Purchase consideration	62,059
Less: cash acquired	(3,641)
Cash paid for acquisition less cash acquired	$58,418

Acquisition-related costs included in selling, general and administrative expenses	$2,818

(1)	Identifiable intangible assets consisted of $4.2 million, $0.2 million and $0.1 million of trademarks, favorable lease agreements, and a noncompetition agreement, respectively.
(2)	Identifiable intangible liabilities consisted of unfavorable lease agreements.

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

The following summarizes the Company’s methodologies for estimating the fair values of certain assets and liabilities associated with IT’SUGAR:

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

The identifiable intangible assets and liabilities also included the fair value of IT’SUGAR’s operating lease agreements associated with its retail stores. The fair value of these assets and liabilities were estimated by calculating the present value using a risk-adjusted discount rate of the difference between the contractual amounts to be paid pursuant to the lease agreements and the estimate of market lease rates at the Acquisition Date.

The $4.2 million trademark intangible asset is amortized over 15 years and the $0.2 million favorable and the $0.7 million of unfavorable lease agreements are amortized over a weighted average period of 6.5 years. The noncompetition agreement is amortized over five years.

Goodwill

The goodwill recognized in connection with the acquisition reflects the difference between the estimated fair value of the net assets acquired and the Company’s consideration paid to acquire IT’SUGAR. The goodwill recognized in the acquisition is deductible for income tax purposes.

Pro Forma Information

The following unaudited pro forma financial data presents the Company’s revenues and earnings for the three and nine months ended September 30, 2017 and 2016 as if the Acquisition Date had occurred on January 1, 2016 (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016
Trade sales	$226,280	231,101	637,530	624,800
Income before income taxes	$19,699	43,897	78,359	54,554
Net income (1)	$11,499	24,232	48,059	31,739
Net income attributable to shareholders (1)	$8,242	18,582	38,623	22,103

(1)	The pro forma net income and net income attributable to shareholders for the three and nine months ended September 30, 2017 were adjusted to exclude $2.8 million of acquisition-related costs.

The unaudited pro forma financial data reported in the above table does not purport to represent what the actual results of the Company’s operations would have been assuming that the Acquisition Date was January 1, 2016, nor does it purport to predict the Company’s results of operations for future periods.

Noncontrolling Interest

Under the terms of IT’SUGAR’s operating agreement, JR Sugar may require the Company to purchase for cash its IT’SUGAR Class B Common Units upon the occurrence of certain events, including events relating to the employment agreement between BBX Sweet Holdings and the CEO of IT’SUGAR, as described below. The purchase price payable by the Company for such Class B Common Units will be determined based on the circumstance giving rise to such purchase obligation in accordance with prescribed formulas set forth in IT’SUGAR’s operating agreement.  In addition, following the seventh anniversary of the Acquisition Date, the Company shall have the right, but not the obligation, to require JR Sugar to sell its Class B Common Units to the Company in accordance with a prescribed formula set forth in IT’SUGAR’s operating agreement.

As a result of the redemption features, JR Sugar’s Class B Common Units are considered redeemable noncontrolling interests and reflected in the mezzanine section as a separate line item in the Company’s Condensed Consolidated Statements of Financial Condition. As the noncontrolling interests are not currently subject to redemption but are probable of becoming redeemable in a future period, the Company will measure the noncontrolling interests by accreting changes in the estimated purchase price from the Acquisition Date to the earliest redemption date and may adjust the carrying amount of such interests to equal the calculated value in the event it is in excess of the carrying amount at such time.

Employment and Loan Agreements

In connection with the acquisition of IT’SUGAR, BBX Sweet Holdings entered into an employment agreement with the founder and CEO of IT’SUGAR for his continued services as CEO of IT’SUGAR. Upon the occurrence of certain events constituting a breach of the employment agreement by the CEO resulting in his termination, the Company may exercise its ability to purchase JR Sugar’s Class B Common Units for cash for an amount equal to the lesser of the fair market value of such units determined in accordance with the prescribed formula set forth in IT’SUGAR’s operating agreement and the initial value ascribed to such units at the Acquisition Date. Similarly, upon the occurrence of certain “not for cause” termination events associated with the termination of the CEO’s employment, JR Sugar may require the Company to purchase its Class B Common Units for cash for an amount equal to the greater of the fair market value of such units determined in accordance with the prescribed formula set forth in IT’SUGAR’s operating agreement and the initial value ascribed to such units at the Acquisition Date.

Concurrent with the acquisition, JR Sugar borrowed $2.0 million from BBX Sweet Holdings in the form of two promissory notes, as partial consideration for the purchase of its 9.6% ownership of IT’SUGAR’s Class B Common Units. The notes mature on June 16, 2024, and a portion of the aggregate principal balance and accrued interest of such notes may be forgiven on an annual basis provided that IT’SUGAR’s CEO continues to remain employed with BBX Sweet Holdings pursuant to his employment agreement. The notes receivable are presented as a deduction from the balance of the related Class B Common Units.

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

In these securitizations, Bluegreen generally retains a portion of the securities and continues to service the securitized notes receivable.  Under these arrangements, the cash payments received from obligors on the receivables sold are generally applied monthly to pay fees to service providers, make interest and principal payments to investors, and fund required reserves, if any, with the remaining balance of such cash retained by Bluegreen; however, to the extent the portfolio of receivables fails to satisfy specified performance criteria (as may occur due to, among other things, an increase in default rates or credit loss severity) or other trigger events occur, the funds received from obligors are required to be distributed on an accelerated basis to investors.  Depending on the circumstances and the transaction, the application of the accelerated payment formula may be permanent or temporary until the trigger event is cured.  As of September 30, 2017, Bluegreen was in compliance with all applicable terms under its securitization transactions, and no trigger events had occurred.

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

Under the terms of certain of Bluegreen’s VOI note sales, Bluegreen has the right to repurchase or substitute a limited amount of defaulted notes for new notes at the outstanding principal balance plus accrued interest.  Voluntary repurchases and substitutions by Bluegreen of defaulted notes during the nine months ended September 30, 2017 and 2016 were $7.4 million and $3.5 million, respectively.  Bluegreen’s maximum exposure to loss relating to its non-recourse securitization entities is the difference between the outstanding VOI notes receivable and the notes payable, plus cash reserves and any additional residual interest in future cash flows from collateral.

Information related to the assets and liabilities of Bluegreen’s consolidated VIEs included in the Company’s Condensed Consolidated Statements of Financial Condition is set forth below (in thousands):

	September 30,	December 31,
	2017	2016
Restricted cash	$28,099	21,894
Securitized notes receivable, net	304,313	287,111
Receivable backed notes payable - non-recourse	347,308	327,358

The restricted cash and securitized notes receivable balances disclosed in the table above are restricted to satisfy obligations of the VIEs.

4.    Loans Receivable

The loans receivable portfolio consisted of the following components (in thousands):

	September 30, 2017	December 31, 2016
Commercial non-real estate	$789	1,169
Commercial real estate	4,677	5,880
Small business	1,716	2,506
Consumer	951	1,799
Residential	12,909	14,167
Loans receivable	$21,042	25,521

As of September 30, 2017, foreclosure proceedings were in process with respect to $8.5 million of residential loans and $0.1 million of consumer loans.

The total discount on loans receivable was $2.4 million and $3.3 million as of September 30, 2017 and December 31, 2016, respectively.

Credit Quality of Loans Receivable and the Allowance for Loan Losses

The Company assesses loan credit quality by monitoring loan delinquencies.

The unpaid principal balance less charge-offs and discounts of non-accrual loans receivable was as follows (in thousands):

	September 30,	December 31,
Loan Class	2017	2016
Commercial non-real estate	$789	1,169
Commercial real estate	4,677	5,880
Small business	1,716	2,506
Consumer	878	1,701
Residential	11,563	12,762
Total nonaccrual loans	$19,623	24,018

An age analysis of the past due recorded investment in loans receivable as of September 30, 2017 and December 31, 2016 was as follows (in thousands):

						Total
	31-59 Days	60-89 Days	90 Days	Total		Loans
September 30, 2017	Past Due	Past Due	or More (1)	Past Due	Current	Receivable
Commercial non-real estate	$789	-	-	789	-	789
Commercial real estate	-	-	2,995	2,995	1,682	4,677
Small business	-	-	-	-	1,716	1,716
Consumer	25	-	376	401	550	951
Residential	343	20	8,485	8,848	4,061	12,909
Total	$1,157	20	11,856	13,033	8,009	21,042

						Total
	31-59 Days	60-89 Days	90 Days	Total		Loans
December 31, 2016	Past Due	Past Due	or More (1)	Past Due	Current	Receivable
Commercial non-real estate	$-	-	330	330	839	1,169
Commercial real estate	-	-	3,986	3,986	1,894	5,880
Small business	-	-	-	-	2,506	2,506
Consumer	23	-	467	490	1,309	1,799
Residential	609	231	9,541	10,381	3,786	14,167
Total	$632	231	14,324	15,187	10,334	25,521

1)	There were no loans that were 90 days or more past due and still accruing interest as of September 30, 2017 or December 31, 2016.

The activity in the allowance for loan losses for the three and nine months ended September 30, 2017 and 2016 was as follows (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
Allowance for Loan Losses:	2017	2016	2017	2016
Beginning balance	$-	-	-	-
Charge-offs	(5)	(48)	(123)	(144)
Recoveries	2,010	10,992	6,221	19,123
Recoveries from loan losses, net	(2,005)	(10,944)	(6,098)	(18,979)
Ending balance	$-	-	-	-
Loans receivable:
Ending balance individually evaluated for impairment	$18,252	22,356	18,252	22,356
Ending balance collectively evaluated for impairment	2,790	6,260	2,790	6,260
Total	$21,042	28,616	21,042	28,616

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

Individually impaired loans as of September 30, 2017 and December 31, 2016 were as follows (in thousands):

	As of September 30, 2017			As of December 31, 2016
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance

Total with allowance recorded	$-	-	-	-	-	-
Total with no allowance recorded	19,782	32,805	-	24,188	39,901	-
Total	$19,782	32,805	-	24,188	39,901	-

Average recorded investment and interest income recognized on impaired loans for the three and nine months ended September 30, 2017 and 2016 were as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017		September 30, 2017
	Average Recorded	Interest Income	Average Recorded	Interest Income
	Investment	Recognized	Investment	Recognized
Total with allowance recorded	$-	-	-	-
Total with no allowance recorded	20,174	145	21,342	523
Total	$20,174	145	21,342	523

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016		September 30, 2016
	Average Recorded	Interest Income	Average Recorded	Interest Income
	Investment	Recognized	Investment	Recognized
Total with allowance recorded	$-	-	-	-
Total with no allowance recorded	25,731	189	24,573	566
Total	$25,731	189	24,573	566

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

There were no commitments to lend additional funds on impaired loans as of September 30, 2017.

5.    Notes Receivable

The table below provides information relating to Bluegreen’s notes receivable and related allowance for credit losses as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30,	December 31,
	2017	2016
Notes receivable:
VOI notes receivable - non-securitized	$149,893	175,123
VOI notes receivable - securitized	392,733	369,259
Other notes receivable (1)	1,389	1,688
Gross notes receivable	544,015	546,070
Allowance for credit losses	(114,659)	(115,590)
Notes receivable, net	$429,356	430,480
Allowance as a % of gross notes receivable	21%	21%

(1)	Notes receivable secured by homesites were originated through a business, substantially all of the assets of which were sold by Bluegreen in 2012.

The weighted-average interest rate on Bluegreen’s notes receivable was 15.4%, and 15.7% at September 30, 2017 and December 31, 2016, respectively.  Bluegreen’s notes receivable secured by VOIs bear interest at fixed rates.

Bluegreen’s notes receivable are carried at amortized cost less an allowance for credit losses.  Interest income is suspended, and previously accrued but unpaid interest income is reversed on all delinquent notes receivable when principal or interest payments are more than three months contractually past due and not resumed until such loans are less than three months past due.  As of September 30, 2017 and December 31, 2016, $10.9 million and $11.4 million, respectively, of Bluegreen’s VOI notes receivable were more than 90 days past due, and accordingly, consistent with Bluegreen’s policy, were not accruing interest income.  After 120 days, Bluegreen’s VOI notes receivable are generally written off against the allowance for credit losses.

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

The activity in Bluegreen’s allowance for loan losses (including notes receivable secured by homesites) was as follows (in thousands):

	For the Nine Months Ended
	September 30,
	2017	2016
Balance, beginning of period	$115,590	110,714
Provision for credit losses	32,066	36,897
Write-offs of uncollectible receivables	(32,997)	(28,918)
Balance, end of period	$114,659	118,693

The following table shows the delinquency status of Bluegreen’s VOI notes receivable as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30,	December 31,
	2017	2016
Current	$520,296	521,536
31-60 days	6,039	6,378
61-90 days	5,341	5,082
> 90 days (1)	10,950	11,386
Total	$542,626	544,382

(1)

Includes $5.7 million and $5.3 million as of September 30, 2017 and December 31,  2016, respectively, related to VOI notes receivable that, as of such dates, had defaulted but the related VOI notes receivable balance had not yet been charged off in accordance with the provisions of certain of Bluegreen's receivable-backed notes payable transactions.  These VOI notes receivable have been reflected in the allowance for credit losses.

6.     Inventory

Inventory consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
Completed VOI units	$187,818	156,401
Construction-in-progress	15,876	10,427
Real estate held for future VOI development	65,547	71,706
Land held for development	22,987	15,254
Total real estate inventory	292,228	253,788
Trade inventory	28,225	14,726
Total Inventory	$320,453	268,514

In June 2017, Bluegreen revised its VOI pricing matrix, which has resulted in an increase in the average selling price of its VOIs of 4%.  As a result of this pricing change, Bluegreen’s management also increased its estimate of total gross margin generated on the sale of its VOI inventory.  Under the relative sales value method prescribed for timeshare developers to relieve the cost of VOI inventory, changes to the estimate of gross margin expected to be generated on the sale of VOI inventory are recognized on a retrospective basis in earnings.  Accordingly, during the second quarter of 2017, Bluegreen recognized a benefit to cost of VOIs sold of $5.1 million.

Further, in September 2016, Bluegreen increased the selling price of its VOIs by 5%.  Accordingly, during the third quarter of 2016, Bluegreen recognized a benefit to cost of VOIs sold of $5.6 million.

The Company’s inventory includes trade inventory of Renin and BBX Sweet Holdings and consists of the following (in thousands):

	September 30,	December 31,
	2017	2016
Raw materials	$4,671	5,059
Paper goods and packaging materials	1,407	2,090
Finished goods	22,147	7,577
Total	$28,225	14,726

Trade inventories are stated at the lower of cost or market value. Cost is determined by the first-in, first out method.  In valuing inventory, the Company makes assumptions regarding the write-downs required for excess and obsolete inventory based on judgments and estimates formulated from available information. The Company’s estimates for excess and obsolete inventory are based on historical and forecasted usage. Inventory is also examined for upcoming expiration and is written down where appropriate. Included in costs of trade sales for the three and nine months ended September 30, 2017 was $0.1 million and $1.0 million, respectively, of trade inventory net write-downs.  Included in costs of trade sales for the three and nine months ended September 30, 2016 was $0.2 million and $3.4 million, respectively, of trade inventory write-downs.

7.     Investments in Unconsolidated Real Estate Joint Ventures

As of September 30, 2017, the Company had equity investments in 14 unconsolidated real estate joint ventures involved in the development of single-family master planned communities, multifamily apartment facilities and retail centers. Investments in unconsolidated real estate joint ventures are accounted for as unconsolidated variable interest entities. See Note 3 for information regarding the Company’s investments in consolidated variable interest entities.

The Company had the following investments in unconsolidated real estate joint ventures (in thousands):

	September 30,	December 31,	BBX Capital
Investment in unconsolidated real estate joint ventures	2017	2016	% Ownership
Altis at Kendall Square, LLC	$78	154	20.24%
Altis at Lakeline - Austin Investors LLC	4,825	5,165	33.74
New Urban/BBX Development, LLC	1,411	907	50.00
Sunrise and Bayview Partners, LLC	1,483	1,574	50.00
Hialeah Communities, LLC	854	2,641	57.00
PGA Design Center Holdings, LLC	1,854	1,904	40.00
CCB Miramar, LLC	1,225	875	35.00
Centra Falls, LLC	208	595	7.14
The Addison on Millenia Investment, LLC	6,021	5,935	48.00
BBX/S Millenia Blvd Investments, LLC	5,007	5,095	90.00
Altis at Bonterra - Hialeah, LLC	17,567	17,626	95.00
Altis at Shingle Creek Manager, LLC	336	332	2.50
Altis at Grand Central Capital, LLC	1,859	-	10.54
Centra Falls II, LLC	558	571	7.14
Investments in unconsolidated real estate joint ventures	$43,286	43,374

In September 2017, the Company invested approximately $1.9 million as one of a number of investors in the Altis at Grand Central joint venture with Altman Development (“Altman”). The joint venture purchased an office building and land to develop 314 multi-family units with related amenities located in Tampa, Florida.  The Company is entitled to receive its pro-rata percentage of the joint venture distributions until it receives its aggregate capital contribution plus a specified return on its investment.  Any distributions thereafter are shared with the managing member receiving an increased percentage of the distributions.

BBX Capital analyzed the Altis at Grand Central joint venture operating agreement and determined that it is not the primary beneficiary and therefore the investment in the real estate joint venture was accounted for under the equity method of accounting.  This conclusion was based primarily on the determination that the managing member makes all decisions concerning the operations of the joint venture and is managing the construction, leasing, property management, accounting, tenant improvements and disposition of the property.  The managing member can only be removed by the other members for cause. The managing member receives significant benefits from the joint venture in excess of its membership interest in the form of development, construction and other fees and is also exposed to significant joint venture losses from construction loan and cost overrun guarantees.

In October 2017, the Company invested as one of a number of investors in the BBX/Label & Co Chapel Trail Development joint venture with Label & Co. The joint venture purchased land to develop 125 townhomes located in Pembroke Pines, Florida.  The Company contributed $1.3 million in cash and executed a $3.4 million promissory note to the seller of the property to the joint venture for a 47% membership interest in the joint venture.  The interest on the promissory note is payable monthly at six percent per annum with the entire principal balance due in October 2022.  The Company is entitled to receive its pro-rata percentage of the joint venture distributions until it receives its aggregate capital contribution plus a specified return on its investment.  Any distributions thereafter are shared with the managing member receiving an increased percentage of the distributions.

In certain joint ventures, the Company transferred land to the joint venture as an initial capital contribution resulting in deferred gains and joint venture basis adjustments.  The Company accounted for the contribution of land to the joint ventures on the cost recovery method.  Included in other liabilities in the Company’s Condensed Consolidated Statements of Financial Condition as of September 30, 2017 and December 31, 2016 was $0.4 million and $0.9 million, respectively, of deferred gains associated with these land transfers.  During the three and nine months ended September 30, 2017, the Company recognized $0 and $0.5 million, respectively, of deferred gains upon sales by joint ventures of single-family homes.  During the three and nine months ended September 30, 2016, the Company recognized $1.8 million and $2.2 million, respectively, of deferred gains upon sales by joint ventures of single-family homes.

Differences between the net investments in unconsolidated real estate joint ventures and the underlying equity in the net assets of the joint ventures result from basis adjustments and the capitalization of interest.

The aggregate amount of real estate joint venture basis adjustments was $6.3 million as of September 30, 2017 and $7.6 million as of December 31, 2016.  During the three and nine months ended September 30, 2017, the Company recognized $0.4 million and $1.2 million, respectively, of equity earnings associated with basis adjustments from joint ventures arising from sales by joint ventures of single-family homes. During the three and nine months ended September 30, 2016, the Company recognized $0.5 million and $0.8 million, respectively, of equity earnings associated with basis adjustments.

The equity earnings from unconsolidated real estate joint ventures was $2.5 million and $9.6 million for the three and nine months ended September 30, 2017, respectively, substantially all of which was equity earnings from the Hialeah Communities, LLC real estate joint venture.  The condensed Statements of Operations for the three and nine months ended September 30, 2017 and 2016 for the Hialeah Communities, LLC real estate joint venture was as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Total revenues	$15,269	34,073	68,332	44,829
Costs of sales	(10,476)	(25,618)	(47,322)	(33,576)
Other expenses	(1,048)	(1,586)	(3,806)	(2,881)
Net earnings	$3,745	6,869	17,204	8,372
Equity in net earnings of unconsolidated real estate joint venture - Hialeah Communities, LLC	$1,966	3,940	8,728	4,918

See Note 9 to the Consolidated Financial Statements included in the 2016 Annual Report for additional information on BBX Capital’s investments in unconsolidated real estate joint ventures.

8.     Debt

Notes Payable and Other Borrowings

The table below sets forth information regarding the Company’s notes payable and credit facilities (other than receivable-backed notes payable and junior subordinated debentures)  (dollars in thousands):

	September 30, 2017			December 31, 2016
			Carrying			Carrying
			Amount of			Amount of
	Debt	Interest	Pledged	Debt	Interest	Pledged
	Balance	Rate	Assets	Balance	Rate	Assets
Bluegreen:
2013 Notes Payable	$48,000	5.50%	$29,645	$52,500	5.50%	$29,349
Pacific Western Term Loan	1,387	6.49%	9,560	1,727	6.02%	8,963
Fifth Third Bank Note	4,141	4.24%	8,116	4,326	3.62%	9,157
NBA Line of Credit	-	4.75%	15,932	2,006	5.00%	8,230
Fifth Third Syndicated Line of Credit	20,000	3.99%	69,689	15,000	3.46%	60,343
Fifth Third Syndicated Term Loan	24,063	4.03%	22,359	25,000	3.46%	20,114
Unamortized debt issuance costs	(1,997)		-	(2,177)		-
Total Bluegreen	$95,594		$155,301	$98,382		$136,156

Other:
Community Development District Obligations	$21,435	4.50-6.00%	$22,987	$21,435	4.50-6.00%	$20,744
TD Bank Term Loan and
Line of Credit	16,113	3.88%	(2)	-	-	-
Wells Fargo Capital Finance	-	-	-	9,692	(1)	(2)
Anastasia Note	3,462	5.00%	(2)	3,417	5.00%	(2)
Iberia Line of Credit	175	3.98%	(2)	-	3.37%	(2)
Other	1,717	5.25%	$2,006	1,579	5.25%	$2,044
Unamortized debt issuance costs	(713)			(715)
Total Other	$42,189			$35,408

Total Notes Payable and Other Borrowings	$137,783			$133,790

(1)

The term loan and revolving advance facility bear interest at the Bank Prime Interest Rate or the daily three month LIBOR interest rate plus a margin specified in the credit agreement ranging from 0.5% to 3.25% per annum.

(2)	The collateral is a blanket lien on the respective borrower’s assets.

See Note 12 to the Company’s Consolidated Financial Statements included in the 2016 Annual Report for additional information regarding the above listed notes payable and other borrowings.

New debt issuances and significant changes related to notes payable and credit facilities during the nine months ended September 30, 2017, as well as certain changes which occurred subsequent to September 30, 2017, are detailed below.

NBA Line of Credit.  Bluegreen/Big Cedar Vacations has a revolving line of credit (the “NBA Line of Credit”) with National Bank of Arizona (“NBA”).  On September 28, 2017, the NBA Line of Credit was amended to increase the borrowing limit from $15 million to $20 million (subject to adjustment as described below), to extend the revolving advance period from June 2018 to September 2020 and the maturity date from June 2020 to September 2022, and to provide for the NBA Line of Credit to be secured by unsold inventory and a building under construction at Bluegreen/Big Cedar Vacations’ The Cliffs at Long Creek Resort. The NBA Line of Credit was previously secured by unsold inventory and a building under construction at Bluegreen/Big Cedar Vacations’ Paradise Point Resort, but such collateral was released in connection with the repayment of all amounts then outstanding under the NBA Line of Credit during April 2017.   As described below under “Receivable-Backed Notes Payable,” the borrowing limit under the NBA Line of Credit is subject to a dollar-for-dollar decrease to the extent of any increase in the maximum borrowings under the NBA Receivables Facility from $50 million to $70 million. In addition, pursuant to the amendment, borrowings under the NBA Line of Credit will accrue interest at a rate equal to the one month LIBOR plus 3.25% (with an interest rate floor of 4.75%). Prior to the amendment, the NBA Line of Credit provided for an interest rate on borrowings equal to the one month LIBOR plus 3.50% (with an interest rate floor of 5.00%).  Interest payments are paid monthly. Principal payments are effected through release payments upon sales of VOIs in The Cliffs at Long Creek Resort that serve as collateral for the NBA Line of Credit, subject to mandatory principal reductions. The NBA Line of Credit is cross-collateralized and is subject to cross-default with the NBA Receivables Facility described below under “Receivable Backed Notes Payable.” As of September 30, 2017, there was no outstanding balance on the NBA Line of Credit.

Pacific Western Term Loan. Bluegreen has a non-revolving term loan (the “Pacific Western Term Loan”) with Pacific Western Bank, as successor-by-merger to CapitalSource Bank, secured by unsold inventory and undeveloped land at the Bluegreen Odyssey Dells Resort. On October 19, 2017, the Pacific Western Term Loan was amended to increase the loan from $1.4 million to $2.7 million. The Pacific Western Term Loan matures in June 2019, and bears interest at 30-day LIBOR plus 5.25%.  Interest payments are paid monthly, and principal payments are effected through release payments upon sales of VOIs in the Bluegreen Odyssey Dells Resort that serve as collateral for the Pacific Western Term Loan, subject to mandatory principal reductions pursuant to the terms of the loan agreement. The Pacific Western Term Loan is cross-collateralized and is subject to cross-default with the Pacific Western Facility described below under “Receivable-Backed Notes Payable.”

Toronto-Dominion Commercial Bank (“TD Bank”) Term Loan and Line of Credit.  In May 2017, Renin entered into a credit facility with TD Bank and in September 2017 the facility was amended.  Under the terms and conditions of the amended credit facility, TD Bank agreed to provide term loans for up to $1.7 million and loans under a revolving credit facility for up to approximately $16.3 million based on available collateral as defined in the facility and subject to Renin’s compliance with the terms and conditions of the facility, including certain specific financial covenants. The proceeds from the TD Bank credit facility were used to repay the Wells Fargo credit facility and for working capital.

Amounts outstanding under the revolving credit facility bear interest at the Canadian or United States Prime Rate plus a margin of 1.00% per annum or the three-month LIBOR rate plus a margin of 2.75% per annum.  Outstanding principal on the revolving credit facility is payable one-year from the date of the advance.  As of September 30, 2017, the amount outstanding under the revolving credit facility was $14.4 million.

The term loans were funded in three tranches aggregating $1.7 million through July 2017 with no further draws permitted.  Amounts outstanding under the term loans bear interest at fixed interest rates ranging from 3.85% to 4.35% for one-year from the date of the applicable drawdown for each loan.  Annually, the fixed interest rates adjust to a variable rate based on Canadian or United States Prime Rate plus a margin of 1.00% per annum or the three-month LIBOR rate plus a margin of 2.75% per annum.  The amounts outstanding under the term loans mature between June 2020 and June 2022.

Amounts outstanding under the term loans and borrowings under the revolving credit facility require monthly interest payments.

Under the terms and conditions of the TD Bank credit facility, Renin is required to comply with certain financial covenants including a quarterly Debt Service Coverage Ratio and a quarterly Total Debt to Tangible Net Worth Ratio.  The facility also contains customary affirmative and negative covenants, including those that, among other things, limit the ability of Renin to incur liens or engage in certain asset dispositions, mergers or consolidations, dissolutions, liquidations or winding up of its businesses. The credit facility is collateralized by all of Renin’s assets.  As of September 30, 2017,  Renin was in compliance with the credit facility covenants.

Receivable-Backed Notes Payable

The table below sets forth information regarding Bluegreen’s receivable-backed notes payable facilities (dollars in thousands):

	September 30, 2017			December 31, 2016
			Principal			Principal
			Balance of			Balance of
			Pledged/			Pledged/
	Debt	Interest	Secured	Debt	Interest	Secured
	Balance	Rate	Receivables	Balance	Rate	Receivables
Recourse receivable-backed
notes payable:
Liberty Bank Facility	$15,767	4.75%	$20,234	$32,674	4.25%	$41,357
NBA Receivables Facility	39,960	4.00-4.50%	51,583	34,164	3.50 - 4.00%	40,763
Pacific Western Facility	16,301	5.50%	21,609	20,793	5.14%	27,712
Total	$72,028		$93,426	$87,631		$109,832

Non-recourse receivable-backed
notes payable:
KeyBank/DZ Purchase Facility	$5,656	3.98%	$6,828	$31,417	3.67%	$41,388
Quorum Purchase Facility	18,285	4.75-6.90%	20,926	23,981	4.75-6.90%	26,855
2010 Term Securitization	-	-	-	13,163	5.54%	16,191
2012 Term Securitization	25,510	2.94%	28,293	32,929	2.94%	36,174
2013 Term Securitization	39,730	3.20%	42,255	48,514	3.20%	51,157
2015 Term Securitization	62,087	3.02%	66,077	75,011	3.02%	78,980
2016 Term Securitization	88,522	3.35%	96,624	107,533	3.35%	117,249
2017 Term Securitization	114,065	3.12%	125,881	-	-	-
Unamortized debt issuance costs	(6,547)		-	(5,190)		-
Total	$347,308		$386,884	$327,358		$367,994

Total receivable-backed debt	$419,336		$480,310	$414,989		$477,826

See Note 12 to the Company’s Consolidated Financial Statements included in the 2016 Annual Report for additional information regarding Bluegreen’s receivable-backed notes payable facilities.

New debt issuances and significant changes related to Bluegreen’s receivable-backed notes payable facilities during the nine months ended September 30, 2017 are detailed below.

NBA Receivables Facility. Bluegreen/Big Cedar Vacations has a revolving VOI hypothecation facility (the “NBA Receivables Facility”) with NBA.  The NBA Receivables Facility provides for advances at a rate of 85% on eligible receivables pledged under the facility, subject to eligible collateral and specified terms and conditions, during a revolving credit period. On September 28, 2017, the NBA Receivables Facility was amended to increase the maximum borrowings from $45 million (inclusive of outstanding borrowings under the NBA Line of Credit) to $50 million.  Pursuant to the amendment, the maximum borrowings may be further increased by up to an additional $20 million (to a total of $70 million); provided, however, that any such increase will result in a corresponding decrease in the maximum borrowings under the NBA Line of Credit.  The amendment also extended the revolving advance period from June 2018 to September 2020 and the maturity date from December 2022 to March 2025.  The interest rate applicable to future borrowings under the NBA Receivables Facility, and borrowings advanced since September 2016, is equal to the one month LIBOR plus 2.75% (with an interest rate floor of 3.50%) and for all other borrowings is equal to the one month LIBOR plus 3.25% (with an interest rate floor of 4.00%). Principal repayments and interest on borrowings under the NBA Receivables Facility are paid as cash is collected on the pledged receivables, subject to future required decreases in the advance rates after the end of the revolving advance period, with the remaining outstanding balance being due upon maturity. As of September 30, 2017, $1.2 million of the outstanding balance bore interest at a rate of 4.50% and $38.8 million of the outstanding balance bore interest at a rate of 4.00%.  All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility. The NBA Receivables Facility is cross-collateralized and is subject to cross-default with the NBA Line of Credit.

Pacific Western Facility.  Bluegreen has a revolving VOI notes receivable hypothecation facility (the “Pacific Western Facility”) with Pacific Western Bank, which provides for advances on eligible VOI notes receivable pledged under the facility, subject to specified terms and conditions, during a revolving credit period.  Maximum outstanding borrowings under the Pacific Western Facility are $40.0 million (inclusive of outstanding borrowings under the Pacific Western Term Loan), subject to eligible collateral and customary terms and conditions.  The revolving advance period expiration date is September 2018, subject to an additional 12-month extension at the option of Pacific Western Bank.  Eligible “A” VOI notes receivable that meet certain eligibility and FICO® score requirements, which Bluegreen’s management believes are typically consistent with loans originated under Bluegreen’s current credit underwriting standards, are subject to an 85% advance rate.  The Pacific Western Facility also allows for certain eligible “B” VOI notes receivable (which have less stringent FICO® score requirements) to be funded at a 53% advance rate.  On October 19, 2017, the Pacific Western Facility was amended to decrease the interest rate on a portion of future borrowings, to the extent such borrowings are in excess of established debt minimums, interest will accrue at 30-day LIBOR plus 3.50% to 4.00%.  Principal repayments and interest on borrowings under the Pacific Western Facility are paid as cash is collected on the pledged VOI notes receivable, subject to future required decreases in the advance rates after the end of the revolving advance period, with the remaining outstanding balance maturing in September 2021, subject to an additional 12-month extension at the option of Pacific Western Bank.  The Pacific Western Facility is cross-collateralized and is subject to cross-default with the Pacific Western Term Loan described above.

KeyBank/DZ Purchase Facility. On May 19, 2017, Bluegreen’s VOI notes receivable purchase facility with DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main (“DZ”), and, at that time, Branch Banking and Trust Company (“BB&T”), which permits maximum outstanding financings of $80.0 million, was amended and restated to extend the advance period from December 2017 to December 2019 and increase the advance rate with respect to VOI notes receivable securing amounts financed from 75% to 80%.  In connection with the amendment and restatement, KeyBank National Association (“KeyBank”) replaced BB&T as a funding agent. The facility (the “KeyBank/DZ Purchase Facility”) will mature and all outstanding amounts will become due 36 months after the revolving advance period has expired, or earlier under certain circumstances set forth in the facility. Interest on amounts outstanding under the facility is tied to an applicable index rate of the LIBOR rate, in the case of amounts funded by KeyBank (including amounts previously funded by BB&T), and a cost of funds rate or commercial paper rates, in the case of amounts funded by or through DZ. The interest rate payable under the facility is the applicable index rate plus 2.75% until the expiration of the revolving advance period and thereafter will be the applicable index rate plus 4.75%. Subject to the terms of the facility, Bluegreen will receive the excess cash flows generated by the VOI notes receivable sold (excess meaning after payments of customary fees, interest and principal under the facility) until the expiration of the VOI notes receivable advance period, at which point all of the excess cash flow will be paid to the note holders until the outstanding balance is reduced to zero. While ownership of the VOI notes receivable included in the facility is transferred and sold for legal purposes, the transfer of these VOI notes receivable is accounted for as a secured borrowing for financial reporting purposes. The facility is nonrecourse and is not guaranteed by Bluegreen.

2010 Term Securitization. In April 2017, Bluegreen repaid in full the notes payable issued in connection with the 2010 Term Securitization.  Accordingly, the related unamortized debt issuance costs of $0.3 million were written off in the second quarter of 2017.

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

The amount of the VOI notes receivable sold to BXG Receivables Note Trust 2017 (the “Trust”) was approximately $136.5 million, approximately $117.0 million of which was sold to the 2017 Trust at closing, and approximately $19.6 million of which was subsequently sold to the 2017 Trust. The gross proceeds of such sales to the 2017 Trust were $120.2 million. A portion of the proceeds was used to: repay KeyBank and DZ $32.3 million, representing all amounts outstanding (including accrued interest) under the KeyBank/DZ Purchase Facility; repay Liberty Bank approximately $26.8 million (including accrued interest) under Bluegreen's existing facility with Liberty Bank; capitalize a reserve fund; and pay fees and expenses associated with the transaction. In April 2017, Bluegreen, as servicer, redeemed the notes related to BXG Receivables Note Trust 2010-A for approximately $10.0 million, and certain of the VOI notes receivable in such trust were sold to the 2017 Trust in connection with the 2017 Term Securitization.  The remainder of the proceeds from the 2017 Term Securitization were used by Bluegreen for general corporate purposes.

While ownership of the VOI notes receivable included in the 2017 Term Securitization was transferred and sold for legal purposes, the transfer of these VOI notes receivable was accounted for as a secured borrowing for financial accounting purposes.  Accordingly, no gain or loss was recognized as a result of this transaction.  Subject to the performance of the collateral, Bluegreen will receive any excess cash flows generated by the VOI notes receivable transferred under the 2017 Term Securitization (excess meaning after payments of customary fees, interest, and principal under the 2017 Term Securitization) on a pro-rata basis as borrowers make payments on their VOI notes receivable.

Junior Subordinated Debentures

The table below sets forth information regarding junior subordinated debentures of the Company (in thousands):

		September 30,		December 31,			Beginning
		2017		2016			Optional
	Issue	Carrying		Carrying	Interest	Maturity	Redemption
Junior Subordinated Debentures	Date	Amount		Amount	Rate (1)	Date	Date
Levitt Capital Trust I ("LCT I")	03/15/2005	$23,196		23,196	LIBOR + 3.85%	03/01/2035	03/15/2010
Levitt Capital Trust II ("LCT II")	05/04/2005	19,878		30,928	LIBOR + 3.80%	06/30/2035	06/30/2010
Levitt Capital Trust III ("LCT III")	06/01/2006	7,764		15,464	LIBOR + 3.80%	06/30/2036	06/30/2011
Levitt Capital Trust IV ("LCTIV")	07/18/2006	15,464		15,464	LIBOR + 3.80%	09/30/2036	09/30/2011
Total Woodbridge Holdings		$66,302		85,052

Bluegreen Statutory Trust I	03/15/2005	$14,661		14,422	LIBOR +4.90%	3/30/2035	03/30/2010
Bluegreen Statutory Trust II	05/04/2005	16,430		16,164	LIBOR +4.85%	7/30/2035	07/30/2010
Bluegreen Statutory Trust III	05/10/2005	6,664		6,550	LIBOR +4.85%	7/30/2035	07/30/2010
Bluegreen Statutory Trust IV	04/24/2006	9,735		9,614	LIBOR +4.85%	6/30/2036	06/30/2011
Bluegreen Statutory Trust V	07/21/2006	9,753		9,614	LIBOR +4.85%	9/30/2036	09/30/2011
Bluegreen Statutory Trust VI	02/26/2007	12,857		12,681	LIBOR +4.80%	4/30/2037	04/30/2012
Total Bluegreen Corporation		$70,100	(2)	69,045

Unamortized debt issuance costs		$(1,290)		(1,730)
Total Junior Subordinated Debentures		$135,112		152,367

(1)	LIBOR interest rates are indexed to three-month LIBOR and adjust quarterly.
(2)	Amounts include purchase accounting adjustments which reduced the carrying value by $40.7 million.

Woodbridge and Bluegreen have each formed statutory business trusts (collectively, the “Trusts”) which issued trust preferred securities and invested the proceeds thereof in junior subordinated debentures of Woodbridge and Bluegreen, respectively. The Trusts are variable interest entities in which Woodbridge and Bluegreen, as applicable, are not the primary beneficiaries as defined by the accounting guidance for the consolidation of variable interest entities. Accordingly, the Company and its subsidiaries do not consolidate the operations of these Trusts; instead, the beneficial interests in the Trusts are accounted for under the equity method of accounting. Interest on the junior subordinated debentures and distributions on the trust preferred securities are payable quarterly in arrears at the same interest rate.

During January 2017, Woodbridge purchased approximately $11.1 million of LCTII trust preferred securities for $6.7 million and purchased approximately $7.7 million of LCTIII trust preferred securities for $4.7 million, and in February 2017, Woodbridge delivered such securities to the respective trusts in exchange for the cancellation of $11.1 million of Woodbridge’s junior subordinated debentures held by LCTII and $7.7 million of Woodbridge’s junior subordinated debentures held by LCTIII.  As a result, in February 2017, Woodbridge recognized a $6.9 million gain associated with the cancellation of the notes, which is included in “Net gains on the cancellation of junior subordinated debentures” in the Company’s Condensed Consolidated Statements of Operations for the nine months ended September 30, 2017.

As of September 30, 2017, the Company was in compliance with all financial debt covenants under its debt instruments.

9.    Income Taxes

BBX Capital and its subsidiaries file a consolidated federal income tax return and income tax returns in various state and foreign jurisdictions.  The Company’s effective income tax rate was 44% during the nine months ended September 30, 2017 compared to 47% during the same period in 2016.  The Company’s effective tax rate was applied to income before income taxes reduced by net income attributable to non-controlling interests for joint ventures taxed as partnerships. The reduction in the effective income tax rate for the nine months ended September 30, 2017 as compared to the same period in 2016 reflects the deductibility of a portion of executive compensation in connection with the implementation of a performance incentive compensation plan for 2017.  Effective income tax rates for interim periods are based upon the Company’s current estimated annual rate.  The Company’s annual effective income tax rate varies based upon the estimate of taxable earnings as well as the mix of taxable earnings in the various states in which the Company operates.

10.    Commitments and Contingencies

In the ordinary course of business, the Company is a party to lawsuits as plaintiff or defendant involving its operations and activities. Reserves are accrued for matters in which management believes it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. There were no reserves accrued by the Company with respect to legal proceedings as of September 30, 2017. Adverse judgments and the costs of defending or resolving legal claims may be substantial and may have a material adverse impact on the Company’s financial statements. Management is not at this time able to estimate a range of reasonably possible losses with respect to matters in which it is reasonably possible that a loss will occur. In certain matters, management is unable to estimate the loss or reasonable range of loss until additional developments provide information sufficient to support an assessment of the loss or range of loss.  Frequently in these matters, the claims are broad, and the plaintiffs have not quantified or factually supported their claim.

The following is a description of certain litigation matters:

Securities and Exchange Commission Complaint

In 2012, the SEC brought an action in the United States District Court for the Southern District of Florida against BCC and Alan B. Levan, BCC’s Chairman and Chief Executive Officer, which is further described in the 2016 Annual Report. Following an initial trial in 2014 and the appeal of certain judgments of the district court to the Eleventh Circuit Court of Appeals, a second trial was held in 2017, and on May 8, 2017, the jury rendered a verdict in favor of BCC and Mr. Levan and against the SEC on all counts.

In connection with the Eleventh Circuit Court of Appeals’ reversal of certain judgments in the first trial, which became final on January 31, 2017, and the resolution of the matter in the second trial, BBX Capital received reimbursements of legal fees and costs from its insurance carrier of approximately $12.9 million, including $7.2 million received during the nine months ended September 30, 2017, and a $4.6 million penalty assessed against BCC in the first trial was released.

Legal fees and costs reimbursements of $7.2 million, as well as the release of the $4.6 million penalty, are reflected in “Litigation costs and penalty reimbursements” in the Company’s Condensed Consolidated Statement of Operations for the nine months ended September 30, 2017. In October 2017, the Company received an additional $1.4 million reimbursement of legal fees and costs.

In Re BCC Merger Shareholder Litigation

On August 10, 2016, Shiva Stein filed a lawsuit against the Company, BBX Merger Sub, LLC (“Merger Sub”), BCC and the members of BCC’s board of directors, which seeks to establish a class of BCC’s shareholders and challenges the Merger between BCC and BBX Capital (“the Merger”).  The plaintiff asserts that the Merger consideration undervalues BCC and is unfair to BCC’s public shareholders, that the sales process was unfair, and that BCC’s directors breached their fiduciary duties of care, loyalty and candor owed to the public shareholders of BCC because, among other reasons, they failed to take steps to maximize the value of BCC to its public shareholders and instead diverted consideration to themselves. The lawsuit also alleges that BBX Capital, as the controlling shareholder of BCC, breached its fiduciary duties of care, loyalty and candor owed to the public shareholders of BCC by utilizing confidential, non-public information to formulate the Merger consideration and not acting in the best interests of BCC’s public shareholders. In addition, the lawsuit includes a cause of action against BCC, the Company, and Merger

Sub for aiding and abetting the alleged breaches of fiduciary duties. The lawsuit requested that the court grant an injunction blocking the proposed Merger or, if the proposed Merger is completed, rescind the transaction or award damages as determined by the court.  On September 15, 2016, the Defendants filed a Motion to Dismiss the amended complaint. On November 21, 2016, the Court issued an order granting the Motion to Dismiss with prejudice. Plaintiff appealed the Court’s order dismissing the amended complaint to the Fourth District Court of Appeals. The Company believes that the appeal is without merit and intends to continue vigorously defending the action.

Bluegreen Litigation

On August 24, 2016, Whitney Paxton and Jeff Reeser filed a lawsuit against Bluegreen Vacations Unlimited, Inc. (“BVU”), a wholly-owned subsidiary of Bluegreen, and certain employees of BVU, seeking to establish a class action of former and current employees of BVU alleging violations of plaintiffs’ rights under the Fair Labor Standards Act of 1938 (the “FLSA”) and breach of contract. The lawsuit also alleges that BVU terminated plaintiff Whitney Paxton as retaliation for her complaints about violations of the FLSA. The lawsuit seeks damages in the amount of the unpaid compensation owed to plaintiffs.  On July 27, 2017, a magistrate judge entered a report and recommendation to conditionally certify collective action and facilitate notice to potential class members be granted with respect to certain employees and denied as to others.  During September 2017, the judge accepted the recommendation and granted preliminary approval of class certification. Management believes that the lawsuit is without merit and intends to vigorously defend the action.

On September 22, 2017, Stephen Potje, Tamela Potje, Sharon Davis, Beafus Davis, Matthew Baldwin, Tammy Baldwin, Arnor Lee, Angela Lee, Gretchen Brown, Paul Brown, Jeremy Estrada, Emily Estrada, Guillermo Astorga Jr., Michael Oliver, Carrie Oliver, Russell Walters, Elaine Walters, and Mike Ericson, individually and on behalf of all other similarly situated, filed a lawsuit against Bluegreen which asserts claims for alleged violations of the Florida Deceptive and Unfair Trade Practices Act and the Florida False Advertising Law. In the complaint, the plaintiffs allege the making of certain false representations in connection with Bluegreen’s sales of VOIs, including representations regarding the ability to use points for stays or other experiences with other vacation providers, the ability to cancel VOI purchases and receive a refund of the purchase price, the ability to roll over unused points and that annual maintenance fees would not increase. The complaint seeks to establish a class of consumers who, since the beginning of the applicable statute of limitations, have purchased VOIs from Bluegreen, had their annual maintenance fees relating to Bluegreen VOIs increased, or were unable to roll over their unused points to the next calendar year. The lawsuit alleges damages in excess of $5,000,000 and seeks damages in the amount alleged to have been improperly obtained by Bluegreen, as well as any statutory enhanced damages, attorneys’ fees and costs, and equitable and injunctive relief. Management believes that the lawsuit is without merit and intends to vigorously defend the action.

Commencing in 2015, it came to Bluegreen’s attention that its collection efforts with respect to its VOI notes receivable were being impacted by a then emerging, industry-wide trend involving the receipt of “cease and desist” letters from attorneys purporting to represent certain VOI owners.  Following receipt of these letters, Bluegreen is unable to contact the owners unless allowed by law. Bluegreen believes these attorneys have encouraged such owners to become delinquent and ultimately default on their obligations and that such actions and Bluegreen’s inability to contact the owners are a primary contributor to the increase in its annual default rates.  Bluegreen’s average annual default rates have increased from 6.9% in 2015 to 8.1% for the twelve months ended September 30, 2017.  Bluegreen also estimates that approximately 10.2% of the total delinquencies on its VOI notes receivable as of September 30, 2017 related to VOI notes receivable subject to these letters.  Bluegreen has in a number of cases pursued, and may in the future pursue, legal action against the VOI owners.

Bluegreen has an exclusive marketing agreement with Bass Pro, Inc. (“Bass Pro”), a nationally-recognized retailer of fishing, marine, hunting, camping and sports gear, that provides Bluegreen with the right to market and sell vacation packages at kiosks in each of Bass Pro’s retail locations and through other means. As of September 30, 2017, Bluegreen sold vacation packages in 68 of Bass Pro’s stores. In exchange, Bluegreen compensates Bass Pro based on VOI sales generated through the program. No compensation is paid to Bass Pro under the agreement on sales made at Bluegreen/Big Cedar Vacations’ resorts. During each of the nine months ended September 30, 2017 and 2016, respectively, VOI sales to prospects and leads generated by the agreement with Bass Pro accounted for approximately 15% of Bluegreen’s VOI sales volume. On October 9, 2017, Bass Pro advised Bluegreen that it believes the amounts paid to it as VOI sales commissions should not have been adjusted for certain purchaser defaults. Bluegreen previously informed Bass Pro that the aggregate amount of such adjustments for defaults charged back to Bass Pro between January 2008 and June 2017 totaled approximately $4.8 million. Bluegreen believes these chargebacks are appropriate and consistent with the terms and intent of the agreements with Bass Pro, and Bluegreen is continuing to discuss the matter with Bass Pro. On October 20, 2017, in order to demonstrate its good faith, Bluegreen paid this amount to Bass

Pro pending a resolution of the matter in the ordinary course.  Bluegreen expects to recognize that amount as an expense during the fourth quarter of 2017.

The following is a description of certain commitments and guarantees:

In lieu of paying maintenance fees for unsold VOI inventory, Bluegreen provides subsidies to certain homeowners’ associations to provide for funds necessary to operate and maintain vacation ownership properties in excess of assessments collected from owners of the VOIs.  During the nine months ended September 30, 2017, Bluegreen made payments related to such subsidies of $1.8 million. As of September 30, 2017, Bluegreen had an aggregate $6.7 million liability for such subsidies to ten homeowners’ associations.

During 2016, the Company entered into a severance arrangement with an executive. Under the terms of the arrangement, the executive is receiving $3.7 million over a three year period ending in August 2019. As of September 30, 2017, $2.1 million was left to be paid under the above arrangement.

In September 2017, Bluegreen entered an agreement with an executive in connection with his retirement. Pursuant to the terms of the agreement, Bluegreen will make payments totaling approximately $2.9 million between October 2017 and March 2019, the full amount of which was included in selling, general and administrative expenses in September  2017.

The Company guarantees certain obligations of its wholly-owned subsidiaries and unconsolidated real estate joint ventures as follows:

•

During the year ended December 31, 2014, the Sunrise and Bayview Partners, LLC joint venture owned 50% by Procacci Bayview, LLC and 50% by a subsidiary of the Company refinanced its land acquisition loan with a financial institution. The Company provided the financial institution with a guarantee of 50% of the outstanding balance of the joint venture’s loan which had an outstanding balance of $5.0 million as of September 30, 2017.

•

The Company is a guarantor on a $3.5 million note payable of Anastasia Confections (“Anastasia”), a wholly-owned subsidiary of BBX Sweet Holdings, owed to the former owner of Anastasia.  The note payable is collateralized by the common stock of Anastasia. In October 2017, the Company made a $2.0 million scheduled principal payment on the note payable and the outstanding principal balance of the note was reduced to $1.5 million.

•

The Company and BBX Sweet Holdings are guarantors of a $1.6 million note payable of Hoffman’s Chocolates, a wholly-owned subsidiary of BBX Sweet Holdings, owed to Centennial Bank.  The note payable is collateralized by approximately $2.0 million of property and equipment.

11.    Common Stock

Share Repurchase Program

On September 21, 2009, the Board of Directors of BBX Capital approved a share repurchase program which authorized the repurchase of up to 20,000,000 shares of the Company’s Class A Common Stock and Class B Common Stock at an aggregate cost of up to $10 million. The September 2009 share repurchase program authorized management, at its discretion, to repurchase shares from time to time subject to market conditions and other factors. During April 2017, the Company purchased 1.0 million shares of its Class A Common Stock for approximately $6.2 million under the September 2009 share repurchase program.

On June 13, 2017, the Board of Directors of BBX Capital approved a share repurchase program which replaced the September 2009 share repurchase program and authorizes the repurchase of up to 5,000,000 shares of its Class A Common Stock and Class B Common Stock at an aggregate cost of up to $35 million. The June 2017 repurchase program authorizes management, at its discretion, to repurchase shares from time to time subject to market conditions and other factors.  As of September 30, 2017, no shares had been repurchased under the June 2017 share repurchase program.

Share-based Compensation

On September 30, 2017, a total of 773,204 shares of restricted Class B common stock awards granted by the Company to certain officers in October 2014 vested and 534,706 shares of restricted Class A common stock units issued by the Company to certain officers of BBX in exchange for their BCC restricted stock units pursuant to the December 2016 merger vested.  The officers surrendered a total of 534,706 shares of Class A common stock and 11,846 shares of Class B common stock to the Company to satisfy the $4.0 million tax withholding obligation associated with the vesting of these shares on September 30, 2017.  The Company retired the surrendered shares.

The following is a summary of the Company’s Class A and Class B nonvested common share activity for the nine months ended September 30, 2017:

	As of September 30, 2017
		Weighted
	Non-vested	Average
	Restricted	Grant Date
	Stock	Fair Value
Nonvested balance at beginning of the year	11,131,996	$2.74
Granted	-	-
Vested	(1,307,910)	3.36
Forfeited	-	-
Nonvested Balance Outstanding	9,824,086	$2.66

The fair value of shares of the Company’s restricted stock awards which vested in September 2017 and 2016 was $9.6 million and $8.2 million, respectively. The Company recognized restricted stock compensation expense of approximately $10.1 million and $4.9 million during the nine months ended September 30, 2017 and 2016, respectively.

Between October 1, 2017 and October 5, 2017, a total of 566,308 shares of restricted Class A common stock and 1,049,039 shares of restricted Class B common stock awards granted by the Company to certain officers in September 2015 and December 2016, respectively, vested.  In addition, on October 7, 2017 and October 8, 2017 a total of 892,224 shares of restricted Class A common stock awards granted by the Company to certain officers in October 2014 vested and 2,322,000 shares of restricted Class A common stock units issued by the Company to certain officers of BBC in exchange for their BCC restricted stock units pursuant to the December 2016 merger vested.  The officers surrendered a total of 1,859,786 shares of Class A common stock and 164,286 shares of Class B common stock to the Company to satisfy the $15.0 million tax withholding obligation associated with the vesting of these shares.  The Company retired the surrendered shares in October 2017.

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

During each of the three and nine months ended September 30, 2017 and 2016, the Company paid Abdo Companies, Inc. approximately $77,000 and  $230,000, respectively, in exchange for certain management services. John E. Abdo, the Company’s Vice Chairman, is the principal shareholder and Chief Executive Officer of Abdo Companies, Inc.

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

In June 2017, BBX Sweet Holdings acquired IT’SUGAR, which recognized sales of approximately $77 million during the year ended December 31, 2016, for cash consideration of approximately $58.4 million. Additionally, in 2017, the Company commenced a reorganization of BBX Sweet Holdings’ businesses including the consolidation of manufacturing facilities and integration of operating entities. As a result of these activities, internal management reports were modified, and the Company’s Chief Operating Decision Maker (“CODM”) began utilizing the new reporting structure to manage operations and allocate resources. As a consequence, the Company determined that it was appropriate to report its results of operations through four reportable segments:  Bluegreen, BBX Capital Real Estate,  Renin, and BBX Sweet Holdings.  Segment information for the three and nine months ended September 30, 2016 was updated retrospectively to conform to 2017 presentation.

In the table for the three and nine months ended September 30, 2017 and 2016, amounts set forth in the column entitled “Corporate Expenses” include interest expense associated with Woodbridge’s trust preferred securities, corporate overhead, and start-up expenses for the Company’s MOD Super-Fast Pizza franchise restaurants.

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

BBX Capital Real Estate

BBX Capital Real Estate activities include the acquisition, ownership and management of real estate, real estate development projects, and investments in real estate joint ventures. BBX Capital Real Estate also manages the legacy assets acquired in connection with the sale of BankAtlantic to BB&T Corporation in July 2012.  The legacy assets include portfolios of loans receivable, real estate properties and previously charged-off BankAtlantic loans.

Renin

Renin manufactures interior closet doors, wall décor, hardware, and fabricated glass products and operates through its headquarters in Canada and two manufacturing, assembly, and distribution facilities in Canada and the United States. Total revenues for the Renin reportable segment include $6.8 million and $7.1 million of trade sales to two major customers and their affiliates for the three months ended September 30, 2017 and 2016, respectively. Renin’s revenues generated outside the United States totaled $5.0 million and $6.7 million for the three months ended September 30, 2017 and 2016, respectively. Renin’s property and equipment located outside the United States totaled $2.3 million and $1.2 million as of September 30, 2017 and 2016, respectively. Total revenues for the Renin reportable segment include $23.4 million and $18.3 million of trade sales to two major customers and their affiliates for the nine months ended September 30, 2017 and 2016, respectively. Renin’s revenues generated outside of the United States totaled $15.8 million and $16.5 million for the nine months ended September 30, 2017 and 2016, respectively.

BBX Sweet Holdings

BBX Sweet Holdings consists of IT’SUGAR, Hoffman’s Chocolates, and manufacturing facilities in the chocolate and confection industries serving wholesalers such as boutique retailers, big box chains, department stores, national resort properties, corporate customers, and private label brands.  IT’SUGAR is a specialty candy retailer with 95 retail locations in 26 states and Washington, DC.  Hoffman’s Chocolates is a manufacturer of gourmet chocolates with retail locations in South Florida.

The table below sets forth the Company’s segment information as of and for the three months ended September 30, 2017 (in thousands):

	Reportable Segments
		BBX Capital			Corporate
		Real		BBX Sweet	Expenses &		Segment
	Bluegreen	Estate	Renin	Holdings	Other	Eliminations	Total
Revenues:
Sales of VOIs	$61,687	-	-	-	-	-	61,687
Fee-based sales
commission revenue	69,977	-	-	-	-	-	69,977
Other fee-based services revenue	27,386	-	-	-	-	-	27,386
Trade sales	-	-	16,623	28,257	-	-	44,880
Interest income	21,296	697	-	1	241	(1,200)	21,035
Net losses on sales of assets	-	(18)	-	-	-	-	(18)
Other revenue	-	964	-	12	474	(118)	1,332
Total revenues	180,346	1,643	16,623	28,270	715	(1,318)	226,279

Costs and Expenses:
Cost of sales of VOIs	6,284	-	-	-	-	-	6,284
Cost of other fee-based services	18,176	-	-	-	-	-	18,176
Cost of trade sales	-	-	12,018	16,970	-	-	28,988
Interest expense	8,058	-	157	84	2,381	(1,200)	9,480
Recoveries from loan losses, net	-	(2,005)	-	-	-	-	(2,005)
Asset impairments, net	-	1,233	-	273	-	-	1,506
Litigation costs and
penalty reimbursements	-	-	-	-	(2,113)	-	(2,113)
Selling, general and
administrative expenses	113,643	3,099	4,253	12,210	15,449	(118)	148,536
Total costs and expenses	146,161	2,327	16,428	29,537	15,717	(1,318)	208,852

Equity in net earnings of
unconsolidated real
estate joint ventures	-	2,451	-	-	-	-	2,451
Foreign exchange loss	-	-	(105)	-	-	-	(105)
Other (loss) income, net	(119)	-	-	-	32	-	(87)
Income (loss) before income taxes	$34,066	1,767	90	(1,267)	(14,970)	-	19,686

Total assets	$1,172,343	166,561	38,286	98,538	131,405	(81,891)	1,525,242

Purchases of segment
fixed assets	$3,973	58	615	242	893	-	5,781
Depreciation and amortization	$4,479	151	464	1,403	304	-	6,801
Cash and cash equivalents	$124,002	13,246	-	9,304	117,828	-	264,380
Equity method investments
included in total assets	$-	43,286	-	-	-	-	43,286
Goodwill	$-	-	-	41,016	-	-	41,016
Notes payable and
other borrowings	$95,594	20,906	16,113	5,170	80,000	(80,000)	137,783
Junior subordinated debentures	$70,100	-	-	-	65,012	-	135,112

The table below sets forth the Company’s segment information as of and for the three months ended September 30, 2016 (in thousands):

	Reportable Segments
		BBX Capital			Corporate
		Real		BBX Sweet	Expenses &		Segment
	Bluegreen	Estate	Renin	Holdings	Other	Eliminations	Total
Revenues:
Sales of VOIs	$71,741	-	-	-	-	-	71,741
Fee-based sales
commission revenue	59,383	-	-	-	-	-	59,383
Other fee-based services revenue	26,810	-	-	-	-	-	26,810
Trade sales	-	-	15,624	6,454	-	-	22,078
Interest income	22,699	1,214	-	8	175	(2,000)	22,096
Net gains on sales of assets	-	5,035	-	-	-	-	5,035
Other revenue	-	1,152	-	1	1,108	(240)	2,021
Total revenues	180,633	7,401	15,624	6,463	1,283	(2,240)	209,164

Costs and Expenses:
Cost of sales of VOIs	5,827	-	-	-	-	-	5,827
Cost of other fee-based services	17,057	-	-	-	-	-	17,057
Cost of trade sales	-	-	11,510	5,164	-	-	16,674
Interest expense	8,409	-	62	86	2,960	(2,000)	9,517
Recoveries from loan losses, net	-	(10,944)	-	-	-	-	(10,944)
Asset recoveries, net	-	(30)	-	-	-	-	(30)
Selling, general and
administrative expenses	110,973	2,527	4,416	3,980	11,928	(240)	133,584
Total costs and expenses	142,266	(8,447)	15,988	9,230	14,888	(2,240)	171,685

Equity in net earnings of
unconsolidated real
estate joint ventures	-	4,480	-	-	-	-	4,480
Foreign exchange gain	-	-	5	-	-	-	5
Other income, net	511	-	-	-	20	-	531
Income (loss) before income taxes	$38,878	20,328	(359)	(2,767)	(13,585)	-	42,495

Total assets	$1,114,426	161,652	27,632	38,542	145,204	(82,327)	1,405,129

Purchase of segment
fixed assets	$2,415	62	57	241	50	-	2,825
Depreciation and amortization	$7,253	84	169	506	217	-	8,229
Cash and cash equivalents	$124,523	15,990	209	7,256	132,659	-	280,637
Equity method investments
included in total assets	$-	43,318	-	-	-	-	43,318
Goodwill	$-	-	-	7,601	-	-	7,601
Notes payable and
other borrowings	$79,875	-	8,173	7,374	80,000	(80,000)	95,422
Junior subordinated debentures	$68,677	-	-	-	83,299	-	151,976

The table below sets forth the Company’s segment information for the nine months ended September 30, 2017 (in thousands):

	Reportable Segments
		BBX Capital			Corporate
		Real		BBX Sweet	Expenses &		Segment
	Bluegreen	Estate	Renin	Holdings	Other	Eliminations	Total
Revenues:
Sales of VOIs	$172,839	-	-	-	-	-	172,839
Fee-based sales
commission revenue	179,046	-	-	-	-	-	179,046
Other fee-based services revenue	83,442	-	-	-	-	-	83,442
Trade sales	-	-	51,909	44,926	-	-	96,835
Interest income	65,673	1,915	-	3	674	(5,200)	63,065
Net gains on sales of assets	-	2,161	-	-	-	-	2,161
Other revenue	-	3,023	-	23	895	(357)	3,584
Total revenues	501,000	7,099	51,909	44,952	1,569	(5,557)	600,972

Costs and Expenses:
Cost of sales of VOIs	10,737	-	-	-	-	-	10,737
Cost of other fee-based services	51,550	-	-	-	-	-	51,550
Cost of trade sales	-	-	37,150	30,303	-	-	67,453
Interest expense	23,779	-	338	255	8,405	(5,200)	27,577
Recoveries from loan losses, net	-	(6,098)	-	-	-	-	(6,098)
Asset impairments, net	-	1,278	-	273	-	-	1,551
Net gains on cancellation of
junior subordinated debentures	-	-	-	-	(6,929)	-	(6,929)
Litigation costs and
penalty reimbursements	-	-	-	-	(11,719)	-	(11,719)
Selling, general and
administrative expenses	308,515	8,001	13,052	22,776	46,548	(357)	398,535
Total costs and expenses	394,581	3,181	50,540	53,607	36,305	(5,557)	532,657

Equity in net earnings of
unconsolidated real
estate joint ventures	-	9,620	-	-	-	-	9,620
Foreign exchange loss	-	-	(312)	-	-	-	(312)
Other (loss) income, net	(120)	-	-	-	184	-	64
Income (loss) before income taxes	$106,299	13,538	1,057	(8,655)	(34,552)	-	77,687

Purchases of segment
fixed assets	$9,380	257	2,454	1,144	923	-	14,158
Depreciation and amortization	$10,559	450	1,174	2,509	836	-	15,528

The table below sets forth the Company’s segment information as of and for the nine months ended September 30, 2016 (in thousands):

	Reportable Segments
		BBX Capital			Corporate
		Real		BBX Sweet	Expenses &		Segment
	Bluegreen	Estate	Renin	Holdings	Other	Eliminations	Total
Revenues:
Sales of VOIs	$196,654	-	-	-	-	-	196,654
Fee-based sales
commission revenue	153,718	-	-	-	-	-	153,718
Other fee-based services revenue	78,421	-	-	-	-	-	78,421
Trade sales	-	-	45,922	18,368	-	-	64,290
Interest income	66,931	3,082	-	8	443	(6,000)	64,464
Net gains on sales of assets	-	5,326	-	-	-	-	5,326
Other revenue	-	4,137	-	7	1,751	(737)	5,158
Total revenues	495,724	12,545	45,922	18,383	2,194	(6,737)	568,031

Costs and Expenses:
Cost of sales of VOIs	19,410	-	-	-	-	-	19,410
Cost of other fee-based services	48,644	-	-	-	-	-	48,644
Cost of trade sales	-	-	33,551	17,129	-	-	50,680
Interest expense	24,461	-	204	402	9,255	(6,000)	28,322
Recoveries from loan losses, net	-	(18,979)	-	-	-	-	(18,979)
Asset impairments, net	-	1,692	-	-	-	-	1,692
Selling, general and
administrative expenses	316,504	9,298	12,038	12,639	38,101	(737)	387,843
Total costs and expenses	409,019	(7,989)	45,793	30,170	47,356	(6,737)	517,612

Equity in net earnings of
unconsolidated real
estate joint ventures	-	5,793	-	-	-	-	5,793
Foreign exchange gain	-	-	325		-	-	325
Other income, net	597	-	-	-	124	-	721
Income (loss) before income taxes	$87,302	26,327	454	(11,787)	(45,038)	-	57,258

Purchases of segment
fixed assets	$7,012	87	330	985	514	-	8,928
Depreciation and amortization	$11,268	254	502	1,444	527	-	13,995

14.    Fair Value Measurement

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

Financial Disclosures about Fair Value of Financial Instruments

The following tables present information for financial instruments at September 30, 2017 and December 31, 2016 (in thousands):

			Fair Value Measurements Using
			Quoted prices
	Carrying		in Active	Significant
	Amount	Fair Value	Markets	Other	Significant
	As of	As of	for Identical	Observable	Unobservable
	September 30,	September 30,	Assets	Inputs	Inputs
	2017	2017	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$264,380	264,380	264,380	-	-
Restricted cash	61,479	61,479	61,479	-	-
Loans receivable	21,042	24,045	-	-	24,045
Notes receivable, net	429,356	525,000	-	-	525,000
Notes receivable from preferred
shareholders (1)	5,000	4,900	-	-	4,900

Financial liabilities:
Receivable-backed notes payable	$419,336	428,400	-	-	428,400
Notes payable and other borrowings	137,783	141,679	-	-	141,679
Junior subordinated debentures	135,112	142,500	-	-	142,500
Mandatorily redeemable cumulative preferred stock	13,856	13,600	-	-	13,600

			Fair Value Measurements Using
			Quoted prices
	Carrying		in Active	Significant
	Amount	Fair Value	Markets	Other	Significant
	As of	As of	for Identical	Observable	Unobservable
	December 31,	December 31,	Assets	Inputs	Inputs
	2016	2016	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$299,861	299,861	299,861	-	-
Restricted cash	46,456	46,456	46,456	-	-
Loans receivable	25,521	27,904	-	-	27,904
Notes receivable, net	430,480	545,000	-	-	545,000
Notes receivable from preferred
shareholders (1)	5,063	4,900	-	-	4,900

Financial liabilities:
Receivable-backed notes payable	$414,989	420,400	-	-	420,400
Notes payable and other borrowings	133,790	135,404	-	-	135,404
Junior subordinated debentures	152,367	149,200	-	-	149,200
Mandatorily redeemable cumulative preferred stock	13,517	13,600	-	-	13,600

(1)	Notes receivable from preferred shareholders are included in other assets in the Company’s Condensed Consolidated Statements of Financial Condition as of September 30, 2017 and December 31, 2016.

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This document contains forward-looking statements based largely on current expectations of BBX Capital Corporation and its subsidiaries (the “Company” or, unless otherwise indicated or the context otherwise requires, “we,” “us,” or “our,” and is referred to without its subsidiaries as “BBX Capital”) that involve a number of risks and uncertainties.  All opinions, forecasts, projections, future plans or other statements, other than statements of historical fact, are forward-looking statements and can be identified by the use of words or phrases such as “plans,” “believes,” “will,” “expects,” “anticipates,” “intends,” “estimates,” “our view,” “we see,” “would” and words and phrases of similar meaning. The forward-looking statements in this document are also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and involve substantial risks and uncertainties. We can give no assurance that such expectations will prove to have been correct. Actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements contained herein. Forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties that are subject to change based on factors which are, in many instances, beyond our control. When considering forward-looking statements, the reader should keep in mind the risks, uncertainties and other cautionary statements made in this report. The reader should not place undue reliance on any forward-looking statement, which speaks only as of the date made. This document also contains information regarding the past performance of the Company, its subsidiaries and their respective investments and operations, and the reader should note that prior or current performance is not a guarantee or indication of future performance. Future results could differ materially as a result of a variety of risks and uncertainties.

Some factors which may affect the accuracy of the forward-looking statements apply generally to the industries in which the Company operates, including the real estate development and construction industry in which BBX Capital Real Estate operates, the resort development and vacation ownership industries in which Bluegreen Vacations Corporation (“Bluegreen”) operates, the home improvement industry in which Renin Holdings, LLC (“Renin”) operates and the confectionery industry in which BBX Sweet Holdings, LLC (“BBX Sweet Holdings”) operates.

These risks and uncertainties include, but are not limited to:

•

BBX Capital has limited sources of cash and is dependent upon dividends from Bluegreen to fund its operations; Bluegreen may not be in a position to pay dividends or otherwise make a determination to pay dividends; and dividend payments may be subject to restrictions, including restrictions contained in debt instruments;

•

Risks associated with the Company’s indebtedness, including that the Company will be required to utilize cash flow to service its indebtedness, that indebtedness may make the Company more vulnerable to economic downturns, that indebtedness may subject the Company to covenants or restrictions on its operations and activities or on its ability to pay dividends, and, with respect to the $80 million loan that BBX Capital received from a subsidiary of Bluegreen during April 2015, that BBX Capital may be required to prepay the loan to the extent necessary for Bluegreen or its subsidiaries to remain in compliance with covenants under their outstanding indebtedness;

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
•

Bluegreen’s business and operations may be adversely affected if Bluegreen is unable to develop or acquire VOI inventory or enter into and maintain fee-based service agreements or other arrangements to source VOI inventory;

•

Bluegreen may be adversely affected by extensive federal, state and local laws and regulations and policies, changes in these laws, regulations and policies, the cost of maintaining compliance with new or existing laws, regulations and policies, the imposition of additional taxes on operations and the audits of Bluegreen’s tax returns and the tax returns of its subsidiaries;

•	The vacation ownership and hospitality industries are highly competitive, and Bluegreen may not be able to compete successfully;
•	Bluegreen would incur substantial losses and Bluegreen’s liquidity position could be adversely impacted if the customers to whom Bluegreen provides financing default on their obligations;
•	Bluegreen’s business and profitability may be impacted if financing is not available on favorable terms, or at all;
•

Bluegreen's indebtedness or indebtedness that Bluegreen may incur in the future may adversely impact its financial condition and results of operations, and the terms of Bluegreen's indebtedness may limit its activities;

•	The ratings of third-party rating agencies could adversely impact Bluegreen’s ability to obtain, renew or extend credit facilities, or otherwise raise funds;
•

Bluegreen’s future success depends on its ability to market its products and services successfully and efficiently and Bluegreen’s marketing expenses have increased, and may continue to increase in the future;

•

Bluegreen may not be successful in maintaining or expanding its capital-light business relationships or its capital-light activities, including fee-based sales and marketing arrangements, and just-in-time and secondary market sales activities, and such activities may not be profitable, which may have an adverse impact on Bluegreen’s results of operations and financial condition;

•

Bluegreen’s results of operations and financial condition may be materially and adversely impacted if Bluegreen does not continue to participate in exchange networks and other strategic alliances with third-parties, including Bass Pro Shops and Choice Hotels, or if Bluegreen’s customers are not satisfied with the networks in which Bluegreen participates or Bluegreen’s strategic alliances;

•	Bluegreen is subject to risks associated with the management of resort properties;
•	Bluegreen’s products could become less attractive and its business and operations adversely affected if maintenance fees at its resorts and/or Vacation Club dues are required to increase;
•	Bluegreen is dependent on the managers of its affiliated resorts to ensure that those properties meet Bluegreen’s customers’ expectations;
•	The resale market for VOIs could adversely affect Bluegreen’s business;

•

Bluegreen is subject to the risks of the real estate market and the risks associated with real estate development, including a decline in real estate values and a deterioration of other conditions relating to the real estate market and real estate development;

•

Adverse outcomes in legal or other regulatory proceedings, including claims of noncompliance with applicable regulations or for development-related defects, could adversely affect Bluegreen’s financial condition and operating results;

•	Environmental liabilities, including claims with respect to mold or hazardous or toxic substances, could have a material adverse impact on Bluegreen’s financial condition and operating results;
•	Bluegreen insurance policies may not cover all potential losses;
•	A failure to maintain the integrity of internal or customer data could result in damage to Bluegreen's reputation and/or subject Bluegreen to costs, fines, or lawsuits;
•

Bluegreen’s technology requires updating, the cost involved in updating the technology may be significant and the failure to keep pace with developments in technology could impair Bluegreen's operations or competitive position;

•

Bluegreen’s intellectual property rights, and the intellectual property rights of Bluegreen’s business partners, are valuable, and the failure to protect those rights could adversely affect Bluegreen’s business; and

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

With respect to the Company’s investment activities in middle market operating businesses, the risks and uncertainties include, but are not limited to:

•

Risks that the business plans will not be successful and that investments in operating businesses and franchises may not achieve the returns anticipated or may not be profitable, including the risks associated with the operations and activities of BBX Sweet Holdings and Renin as well as the anticipated investments in MOD Super-Fast Pizza franchise locations;

•

Risks that the integration of BBX Sweet Holdings’ recent acquisition of IT’SUGAR, LLC (“IT’SUGAR”) may not be completed on a timely basis, or as anticipated and that the IT’SUGAR acquisition may not be advantageous and the Company may not realize the anticipated benefits of the acquisition;

•	Risks that the recent reorganization of certain BBX Sweet Holdings’ business entities and operations may not achieve anticipated operating efficiencies;
•	The amount and terms of indebtedness associated with acquisitions and operations may impact the Company’s financial condition and results of operations and limit the Company’s activities;
•	Continued operating losses and the failure of the acquired companies to meet financial covenants may result in the Company making further capital contributions or advances to the companies;
•	The risk of losses associated with excess and obsolete inventory and the risks of additional required reserves for lower of cost or market value losses in inventory;
•	The risk of trade receivable losses and the risks of charge-offs and required increases in the allowance for bad debts;
•	Risk associated with commodity price volatility; and

•	Renin’s operations expose the Company to foreign currency exchange risk of the U.S. dollar compared to the Canadian dollar.

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

Overview

BBX Capital is a Florida-based diversified holding company with investments in Bluegreen, real estate and real estate joint ventures and middle market operating businesses. Bluegreen is a sales, marketing and management company focused on the vacation ownership industry. The Company’s real estate investments include real estate joint ventures and the ownership, financing, acquisition, development and management of real estate.  The Company’s investments in middle market operating businesses include Renin, a company that manufactures products for the home improvement industry, the Company’s investments in confectionery businesses through its wholly-owned subsidiary, BBX Sweet Holdings, and more recently its activities as a franchisee of MOD Super-Fast Pizza.  Renin, which was acquired in October 2013, achieved profitability in 2016.  BBX Sweet Holdings, which we consider to be in an earlier stage of development, is not yet profitable.  In 2016, a wholly owned subsidiary of the Company entered into area development agreements with MOD Super-Fast Pizza Franchising, LLC with a goal of developing approximately 60 MOD franchised pizza restaurant locations throughout Florida over seven years. The MOD Pizza franchise activities commenced in 2017 and the first restaurant location opened in October 2017.  In June 2017, BBX Sweet Holdings acquired IT’SUGAR for a purchase price of $58.4 million, net of cash acquired. IT’SUGAR is a specialty candy retailer with 95 locations in 26 states and Washington, DC, and its trade sales for the year ended December 31, 2016 totaled approximately $77 million. BBX Sweet Holdings plans to further expand IT’SUGAR by opening three to four retail locations during the remainder of 2017. While the acquisition of IT’SUGAR is not expected to generate net income in the short term due to costs of opening new stores, the acquisition is expected to be cash flow accretive to BBX Capital and will expand BBX Sweet Holdings’ retail footprint in the confectionery industry.

In July 2017, the Company’s Class A Common Stock began trading on the New York Stock Exchange (“NYSE”) under the ticker symbol “BBX.” Upon commencement of trading on the NYSE the Company’s Class A Common Stock ceased trading on the OTCQX Best Market. The Company’s Class B Common Stock continues to trade on the OTCQX under the ticker symbol “BBXTB.”

The Company’s strategy is to build long-term shareholder value. Since many of the Company’s assets do not generate income on a regular or predictable basis, our objective continues to be long-term growth as measured by increases in book value and intrinsic value over time.

We currently report the results of our business activities through the following reportable segments: Bluegreen, BBX Capital Real Estate, Renin, and BBX Sweet Holdings.

Summary of Consolidated Results of Operations by Reportable Segment

Information regarding income before taxes by reportable segment for the three and nine months ended September 30, 2017 and 2016 is set forth in the table below (in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change

Bluegreen	$34,066	38,878	(4,812)	106,299	87,302	18,997
BBX Capital Real Estate	1,767	20,328	(18,561)	13,538	26,327	(12,789)
Renin	90	(359)	449	1,057	454	603
BBX Sweet Holdings	(1,267)	(2,767)	1,500	(8,655)	(11,787)	3,132
Corporate Expenses & Other	(14,970)	(13,585)	(1,385)	(34,552)	(45,038)	10,486
Income before income taxes	19,686	42,495	(22,809)	77,687	57,258	20,429
Provision for income taxes	(8,195)	(19,118)	10,923	(30,028)	(23,857)	(6,171)
Net income	11,491	23,377	(11,886)	47,659	33,401	14,258
Less: Net income attributable to
noncontrolling interests	3,256	5,602	(2,346)	9,467	9,900	(433)
Net income attributable to shareholders	$8,235	17,775	(9,540)	38,192	23,501	14,691

Bluegreen Reportable Segment

Overview

Bluegreen is a sales, marketing, and management company focused on the vacation ownership industry.  Bluegreen markets, sells and manages VOIs in resorts, which are generally located in popular, high-volume, “drive-to” vacation destinations.  The resorts in which Bluegreen markets, sells and manages VOIs were either developed or acquired by Bluegreen, or were developed and were owned by third-parties.  Bluegreen earns fees for providing sales and marketing services to these third-party developers.  Bluegreen also earns fees by providing management services to the Bluegreen Vacation Club and homeowners’ associations (“HOAs”), mortgage servicing, VOI title services, and construction design and development services.  In addition, Bluegreen provides financing to FICO® score-qualified individual purchasers of VOIs, which generates significant interest income.

In addition to Bluegreen’s traditional vacation ownership operations, Bluegreen’s operations also include “capital-light” business activities that typically do not require the significant costs and capital investments generally incurred in connection with the acquisition and development of VOIs under Bluegreen’s traditional vacation ownership business.  Bluegreen believes its capital-light business activities enable it to leverage its expertise and existing infrastructure in resort management, sales and marketing, mortgage servicing, title services, and construction management to generate recurring revenues from third-parties.  As of September 30, 2017, Bluegreen’s capital-light business activities consisted of the following: fee-based sales and marketing arrangements; just-in-time inventory acquisition arrangements; secondary market arrangements; and other fee-based services.  Each of these categories is described in the “Results of Operations” section below.

During the three months ended September 30, 2017:

•

System-wide sales of VOIs, net, which include sales of traditional VOI inventory, Secondary Market Sales, Fee-Based Sales arrangements (“FBS”), and Just-In-Time Sales, were $170.2 million compared to $172.7 million during the same period in 2016.  Bluegreen estimates that System-wide sales of VOIs, net and pre-tax income were adversely impacted by approximately $6.2 million and $2.4 million respectively, as a result of office closures and other business disruptions caused by Hurricane Irma in September 2017.

•	Bluegreen accrued $2.9 million in September 2017 in connection with future payments owed to an executive, as a result of his retirement.

•	Bluegreen’s income before income taxes was $34.1 million compared to $38.9 million during the same period in 2016.

•	Bluegreen generated “free cash flow” (cash flow from operating activities less capital expenditures) of $14.6 million compared to $18.5 million during the same period in 2016.

During each of the three months ended September 30, 2017 and 2016, 38% of Bluegreen’s VOI sales were realized in cash within approximately 30 days from the contract date. See “Liquidity and Capital Resources” below for additional information.

Seasonality

Bluegreen has historically experienced, and expects to continue to experience, seasonal fluctuations in its revenues and results of operations.  This seasonality has resulted, and may continue to result, in fluctuations in Bluegreen’s quarterly operating results.  Although Bluegreen typically sees more potential customers at its sales offices during the quarters ending in June and September, ultimate recognition of the resulting sales during these periods may be delayed due to down payment requirements for recognition of real estate sales under GAAP or due to the timing of development and the required use of the percentage-of-completion method of accounting.

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

The average annual default rates and delinquency rates (more than 30 days past due) on Bluegreen’s notes receivable were as follows:

	For the Twelve Months Ended September 30,
	2017	2016

Average annual default rates	8.1%	7.3%

	As of September 30,
	2017	2016

Delinquency rates	3.1%	2.9%

Bluegreen believes that a portion of the default increase in recent years is a result of an increase in the receipt of cease and desist letters from attorneys who purport to represent certain VOI owners and who have encouraged such owners to become delinquent and ultimately default on their obligations.  Following receipt of such a letter, contact of the VOI owner is ceased, unless otherwise allowed by law.  See Note 10 to the Condensed Consolidated Financial Statements for additional information regarding such letters and actions taken by Bluegreen in connection therewith.  While Bluegreen believes its notes receivable are adequately reserved at this time, actual defaults may differ from the estimates and the reserve may not be adequate.

See Note 5 to the Condensed Consolidated Financial Statements for additional information about Bluegreen’s notes receivable, including Bluegreen’s allowance for credit losses.

Results of Operations

Selected information regarding the results of Bluegreen’s operations for the three and nine months ended September 30, 2017 and 2016 is set forth below (dollars in thousands):

	For the Three Months Ended September 30,
	2017		2016
	Amount	% of System-wide sales of VOIs, net(10)	Amount	% of System-wide sales of VOIs, net(10)
Traditional VOI sales (1)	$76,727	45%	$107,528	62%
VOI sales-secondary market program(2)	38,732	23%	45,404	26%
Sales of third-party VOIs-commission basis(3)	97,963	58%	88,059	51%
Sales of third-party VOIs-just-in-time basis(4)	14,306	8%	11,094	7%
Less: Equity trade allowance (5)	(57,543)	-34%	(79,349)	-46%
System-wide sales of VOIs, net	170,185	100%	172,736	100%
Less: Sales of third-party VOIs-commission basis	(97,963)	-58%	(88,059)	-51%
Gross sales of VOIs	72,222	42%	84,677	49%
Estimated uncollectible VOI
notes receivable (6)	(10,535)	-15%	(12,936)	-15%
Sales of VOIs	61,687	36%	71,741	42%
Cost of VOIs sold (7)	(6,284)	-10%	(5,827)	-8%
Gross profit (7)	55,403	90%	65,914	92%
Fee-based sales commission revenue (8)	69,977	71%	59,383	67%
Other fee-based services revenue(9)	27,386	16%	26,810	16%
Cost of other fee-based services	(17,339)	-10%	(15,682)	-9%
Net carrying cost of VOI inventory	(837)	0%	(1,375)	-1%
Selling and marketing expenses	(87,818)	-52%	(90,643)	-52%
General and administrative expenses	(25,825)	-15%	(20,330)	-12%
Net interest spread	13,238	8%	14,290	8%
Operating profit	$34,185	20%	$38,367	22%
Other (expense) income	(119)		511
Income before income taxes	$34,066		$38,878

	For the Nine Months Ended September 30,
	2017		2016
	Amount	% of System-wide sales of VOIs, net(10)	Amount	% of System-wide sales of VOIs, net(10)
Traditional VOI sales (1)	$211,780	46%	$316,701	69%
VOI sales-secondary market program(2)	117,711	25%	106,410	23%
Sales of third-party VOIs-commission basis(3)	257,756	56%	225,763	49%
Sales of third-party VOIs-just-in-time basis(4)	37,374	8%	36,775	8%
Less: Equity trade allowance (5)	(161,951)	-35%	(226,258)	-49%
System-wide sales of VOIs, net	462,670	100%	459,391	100%
Less: Sales of third-party VOIs-commission basis	(257,756)	-56%	(225,763)	-49%
Gross sales of VOIs	204,914	44%	233,628	51%
Estimated uncollectible VOI
notes receivable (6)	(32,075)	-16%	(36,974)	-16%
Sales of VOIs	172,839	37%	196,654	43%
Cost of VOIs sold (7)	(10,737)	-6%	(19,410)	-10%
Gross profit (7)	162,102	94%	177,244	90%
Fee-based sales commission revenue (8)	179,046	69%	153,718	68%
Other fee-based services revenue (9)	83,442	18%	78,421	17%
Cost of other fee-based services	(48,331)	-10%	(43,896)	-10%
Net carrying cost of VOI inventory	(3,219)	-1%	(4,748)	-1%
Selling and marketing expenses	(241,184)	-52%	(238,064)	-52%
General and administrative expenses	(67,331)	-15%	(78,440)	-17%
Net interest spread	41,894	9%	42,470	9%
Operating profit	$106,419	23%	$86,705	19%
Other (expense) income	(120)		597
Income before income taxes	$106,299		$87,302

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

Bluegreen – For the three and nine months ended September 30, 2017 compared to the same periods in 2016.

System-wide sales of VOIs, net.    System-wide sales of VOIs, net include all sales of VOIs, regardless of whether Bluegreen or a third-party owned the VOI immediately prior to the sale.  Sales of third-party owned VOIs are transacted as sales of VOIs in the Bluegreen Vacation Club through the same selling and marketing process Bluegreen uses to sell its VOI inventory.  System-wide sales of VOIs, net were $170.2 million and $462.7 million during the three and nine months ended September 30, 2017, respectively, and $172.7 million and $459.4 million during the three and nine months ended September 30, 2016, respectively. We estimate that system-wide sales of VOIs, net for the three and nine months ended September 30, 2017 were adversely impacted by approximately $6.2 million as a result of Hurricane Irma in September 2017. System-wide sales of VOIs, net during the three and nine months ended September 30, 2017 were favorably impacted by a 14% and 9% increase in the average sales volume per guest (“VPG”), respectively, partially offset by a decrease of 13% and 9%, respectively, in the number of guest tours. During the nine months ended September 30, 2017, Bluegreen began screening the credit qualifications of potential marketing guests, resulting in a higher average transaction price, higher VPG, and a lower number of tours.

Bluegreen believes its screening of marketing guests will ultimately result in improved efficiencies in its sales process.  In July 2017, Bluegreen adopted new consumer-oriented materials to support the purchase of lower-point VOIs and reinstated its former, lower minimum transaction size requirements resulting in an increase in its sales-to-tour conversion ratio.

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

The following table sets forth certain information for system-wide sales of VOIs, net for the periods indicated. The information is provided before giving effect to the deferral of Bluegreen VOI sales in accordance with GAAP:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
Number of sales offices at period-end	23	23	-	23	23	-
Number of active sales arrangements with third-party clients at period-end	14	15	-7%	14	15	-7%
Total number of VOI sales transactions	11,598	12,896	-10%	30,638	35,422	-14%
Average sales price per transaction	$15,055	$13,679	10%	$15,440	$13,415	15%
Number of total guest tours	69,479	80,322	-13%	193,687	212,090	-9%
Sale-to-tour conversion ratio– total marketing guests	16.7%	16.1%	4%	15.8%	16.7%	-5%
Number of new guest tours	45,060	57,160	-21%	125,673	148,109	-15%
Sale-to-tour conversion ratio– new marketing guests	14.1%	13.2%	7%	13.1%	13.6%	-4%
Percentage of sales to existing owners	48.1%	43.8%	10%	48.8%	45.6%	7%
Average sales volume per guest	$2,513	$2,196	14%	$2,442	$2,241	9%

Sales of VOIs.  Sales of VOIs represent sales of Bluegreen-owned VOIs, including traditional VOIs, those obtained on a Just-In-Time basis, and those acquired through Secondary Market arrangements, reduced by equity trade allowances and an estimate of uncollectible VOI notes receivable.  In addition to the above-described factors impacting system-wide sales of VOIs, net, sales of VOIs are impacted by the proportion of system-wide sales of VOIs, net sold on behalf of third-parties on a commission basis, which are not included in sales of VOIs.  Sales of VOIs were $61.7 million and $172.8 million during the three and nine months ended September 30, 2017, respectively, compared to $71.7 million and $196.7 million during the three and nine months ended September 30, 2016, respectively.

Gross sales of VOIs were reduced by $10.5 million and $32.1 million during the three and nine months ended September 30, 2017, respectively, and $12.9 million and $37.0 million during the three and nine months ended September 30, 2016, respectively, for estimated future uncollectible notes receivable.  Estimated losses for uncollectible VOI notes receivable vary with the amount of financed, non-fee based sales during the period and changes in Bluegreen’s estimates of future note receivable performance for existing and newly originated loans.  In connection with Bluegreen’s quarterly analysis of its loan portfolio, which consists of evaluating the expected future performance of loans with remaining lives of one to ten years, Bluegreen may identify factors or trends that change its estimate of future loan performance and result in a change in the allowance for credit losses.  Bluegreen’s estimated uncollectible VOI notes receivable as a percentage of gross sales of VOIs were 15% and 16% during each of the three and nine months ended September 30, 2017, and September 30, 2016, respectively.

Cost of VOIs Sold.  Cost of VOIs sold represents the cost at which Bluegreen-owned VOIs sold during the period were relieved from inventory.  In addition to Bluegreen’s inventory from its traditional timeshare business, Bluegreen-owned VOIs also include those that were acquired by Bluegreen under Just-In-Time and Secondary Market arrangements.  Compared to the cost of Bluegreen’s traditional inventory, VOIs acquired in connection with Just-In-Time arrangements typically have a relatively higher associated cost of sales as a percentage of sales while those acquired in connection with Secondary Market arrangements typically have a lower cost of sales as a percentage of sales because Secondary Market inventory is generally obtained from HOAs at a significant discount.  During the three months ended September 30, 2017 and 2016, cost of VOIs sold were  $6.3 million and $5.8 million, respectively, and represented 10% and 8%, respectively, of sales of VOIs.  During the nine months ended September 30, 2017 and 2016, cost of VOIs sold were  $10.7 million and $19.4 million, respectively, and represented 6% and 10%, respectively, of sales of VOIs. Cost of VOIs sold as a percentage of sales of VOIs varies between periods based on the relative costs of the specific VOIs sold in each period and the size of the point packages of the VOIs sold (due to offered volume discounts, including consideration of cumulative sales to existing owners).  Additionally, the effect of changes in estimates under the relative sales value method, including estimates of projected sales, future defaults, upgrades and incremental revenue from the resale of repossessed VOI inventory, are reflected on a retrospective basis in the period the change occurs.  Therefore, cost of sales will typically be favorably impacted in periods where a significant amount of Secondary Market VOI inventory is acquired and the resulting change in estimate is recognized.  While Bluegreen believes that there is additional inventory that can be obtained through the Secondary Market at favorable costs to Bluegreen in the future, there can be no assurance that such inventory will be available as expected.

In June 2017, Bluegreen increased the average selling price of its VOIs by 4%.  As a result of this pricing change, Bluegreen’s management also increased its estimate of total gross margin generated on the sale of its VOI inventory. Under the relative sales value method prescribed for timeshare developers to relieve the cost of VOI inventory, changes to the estimate of gross margin expected to be generated on the sale of VOI inventory are recognized on a retrospective basis in earnings. Accordingly, during the second quarter of 2017, Bluegreen recognized a benefit to cost of VOIs sold of $5.1 million. Further, in September 2016, Bluegreen increased the selling price of its VOIs by 5%.  Accordingly, during the third quarter of 2016, Bluegreen recognized a benefit to cost of VOIs sold of $5.6 million.

Fee-Based Sales Commission Revenue.  During the three months ended September 30, 2017 and 2016, Bluegreen sold $98.0 million and $88.1 million, respectively, of third-party VOI inventory under commission arrangements and earned sales and marketing commissions of $70.0 million and $59.4 million, respectively, in connection with those sales.  During the nine months ended September 30, 2017 and 2016, Bluegreen sold $257.8 million and $225.8 million, respectively, of third-party VOI inventory under commission arrangements and earned sales and marketing commissions of $179.0 million and $153.7 million, respectively, in connection with those sales. The increase in the sales of third-party developer inventory on a commission basis during the 2017 periods was due primarily to the factors described above related to the increase in system-wide sales of VOIs, net.  Bluegreen earned an average sales and marketing commission of 71% and 69% during each of the three and nine months ended September 30, 2017, respectively, as compared to 67% and 68% during the three and nine months ended September 30, 2016, respectively.  The increase in sales and marketing commissions as a percentage of fee-based sales for the three months ended September 30, 2017 is primarily related to an incentive commission of $2.9 million related to the achievement of certain sales thresholds pursuant to the terms and conditions of the applicable contractual arrangement, with no such comparable incentive commission earned in the three months ended September 30, 2016.

Net Carrying Cost of VOI Inventory.   Bluegreen is responsible for paying maintenance fees and developer subsidies for its unsold VOI inventory to the HOAs that maintain the resorts.  Bluegreen attempts to mitigate this expense, to the extent possible, through the rental of unsold VOIs owned and through proceeds from Bluegreen’s sampler programs.  The carrying cost of Bluegreen’s inventory was $4.1 million and $4.2 million during the three months ended September 30, 2017 and 2016, respectively, which was partly offset by rental and sampler revenues of $3.3 million and $2.8 million, respectively.  The carrying cost of Bluegreen’s inventory was $12.5 million and $12.7 million during the nine months ended September 30, 2017 and 2016, respectively, which was partly offset by rental and sampler revenues of $9.3 million and $8.0 million, respectively.  The decrease in net carrying costs is a result of Bluegreen’s capital light business activities and an increase in sampler revenues.

Selling and Marketing Expenses.  Selling and marketing expenses were $87.8 million and $241.2 million during the three and nine months ended September 30, 2017, respectively, and $90.6 million and $238.1 million during the three and nine months ended September 30, 2016, respectively.  As a percentage of system-wide sales of VOIs, net, selling and marketing expenses were 52% during each of the three and nine month periods ended September 30, 2017 and September 30, 2016.  Selling and marketing expenses vary as a percentage of sales from period to period based in part by the relative proportion of marketing methods utilized during such periods, most notably the percentage of sales to Bluegreen’s existing owners, which has a relatively lower cost compared to other methods. As discussed above, during the nine months ended September 30, 2017, Bluegreen began screening the credit qualifications of potential marketing guests, resulting in lower guest tours, higher VPG’s, and higher costs per tour during the period.

Included in the variety of methods that Bluegreen uses to attract prospective purchasers of VOIs are marketing arrangements with various third-parties.  Sales of VOIs to prospects and leads generated by Bluegreen’s marketing relationship with Bass Pro accounted for approximately 15% of Bluegreen’s VOI sales volume during each of the nine months ended September 30, 2017 and 2016.  There can be no guarantee that Bluegreen will be able to maintain, extend or renew such arrangement or any other marketing arrangements in the future, and a loss of any significant marketing relationships would have a material adverse impact on Bluegreen’s financial condition, including cash position and operating results.

General and Administrative Expenses.  General and administrative expenses, which represent expenses directly attributable to sales and marketing operations and corporate overhead, were $25.8 million and $20.3 million during the three months ended September 30, 2017 and 2016, respectively, and $67.3 million and $78.4 million during the nine months ended September 30, 2017 and 2016, respectively. As a percentage of system-wide sales of VOIs, net, general and administrative expenses were 15% and 12% during the three months ended September 30, 2017 and 2016, respectively, and 15% and 17% during the nine months ended September 30, 2017 and 2016, respectively. The increase in the three month period ended September 30, 2017 is primarily attributable to the $2.9 million severance accrued in connection with the retirement of an executive during September 2017.  See Liquidity and Capital Resources for additional information. The decrease during the nine month period was primarily related to special bonuses totaling $10.0 million which were paid to certain Bluegreen employees in June 2016, with no such comparable bonus paid in the 2017 periods and a decrease in other personnel related costs during the 2017 period, partially offset by higher information technology related costs.  Revenues from mortgage servicing of $1.4 million and $1.0 million during the three months ended September 30, 2017 and 2016, respectively, and $3.8 million and $2.7 million during the nine months ended September 30, 2017 and 2016, respectively, have been netted against general and administrative expenses.

Other Fee-Based Services Revenue.  Other fee-based services revenue increased 2% and 6% during the three and nine months ended September 30, 2017, respectively, as compared to the three and nine months ended September 30, 2016.  Bluegreen provides management services to the Bluegreen Vacation Club and to a majority of the HOAs of the resorts within the Bluegreen Vacation Club.  In connection with Bluegreen’s management services, Bluegreen also manages the club reservation system, provides services to owners and performs billing and collection services to the Bluegreen Vacation Club and certain HOAs.  The resort properties managed by Bluegreen increased from 46 as of September 30, 2016 to 48 as of September 30, 2017. Fee-based management services revenue increased during the 2017 periods compared to the 2016 periods, primarily as a result of increases in the number of managed resorts and the number of owners in the Bluegreen Vacation Club. Additionally, Bluegreen generates revenues from providing title services, its Traveler Plus™ program, and food and beverage and other retail operations.  Bluegreen also earns commissions from providing rental services to third-parties and fees from managing the construction activities of certain of its fee-based third-party developer clients.

Cost of Other Fee-Based Services.  During the three and nine months ended September 30, 2017, cost of other fee-based services increased 11% and 10%, respectively, compared to the three and nine months ended September 30, 2016.  The increase is primarily due to the increased cost of providing management services as a result of the higher service volumes described above and the higher costs associated with programs to VOI owners.

Net Interest Spread.    Net interest spread was $13.2 million and $14.3 million during the three months ended September 30, 2017 and 2016, respectively, and $41.9 million and $42.5 million during the nine months ended September 30, 2017 and 2016, respectively.  The decrease in net interest spread during the 2017 periods is primarily due to the reduction in the interest rate on Bluegreen’s loan to BBX Capital from 10% per annum to 6% per annum, effective during July 2017, resulting in a decrease of approximately $0.8 million in interest income in the three and nine months ended September 30, 2017 as compared to the same 2016 periods.

Bluegreen’s effective cost of borrowing was 5.0% and 5.3% during the nine months ended September 30, 2017 and 2016, respectively. The decrease was primarily attributable to Bluegreen’s repayment of debt with higher-interest rates.

Other (Expense) Income, Net.    Other (expense) income, net was ($0.1) million and $0.5 million during the three months ended September 30, 2017 and 2016, respectively, and ($0.1) million and $0.6 million during the nine months ended September 30, 2017 and 2016, respectively. The decrease in the 2017 periods was mainly the result of the disposition of fixed assets in the 2017 periods.

BBX Capital Real Estate Reportable Segment

Overview

BBX Capital Real Estate’s primary activities include the acquisition, ownership and management of real estate and real estate development projects, and investments in real estate joint ventures. BBX Capital Real Estate also manages the legacy assets retained by the former BBX Capital Corporation (“BCC”) in connection with the July 2012 sale of BankAtlantic to BB&T Corporation. The legacy assets include portfolios of loans receivable, real estate properties and loans previously charged-off by BankAtlantic.

Results of Operations

The following table is a condensed income statement before income taxes summarizing the results of operations of BBX Capital Real Estate (in thousands):

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2017	2016	Change	2017	2016	Change
Interest income	$697	1,214	(517)	1,915	3,082	(1,167)
Net (losses) gains on sales of assets	(18)	5,035	(5,053)	2,161	5,326	(3,165)
Other	964	1,152	(188)	3,023	4,137	(1,114)
Total revenues	1,643	7,401	(5,758)	7,099	12,545	(5,446)
Recoveries from loan losses, net	(2,005)	(10,944)	8,939	(6,098)	(18,979)	12,881
Asset impairments (recoveries), net	1,233	(30)	1,263	1,278	1,692	(414)
Selling, general and
administrative expenses	3,099	2,527	572	8,001	9,298	(1,297)
Total costs and expenses	2,327	(8,447)	10,774	3,181	(7,989)	11,170
Equity in net earnings of unconsolidated
joint ventures	2,451	4,480	(2,029)	9,620	5,793	3,827
Income before income taxes	$1,767	20,328	(18,561)	13,538	26,327	(12,789)

Interest Income

The decrease in interest income for the three and nine months ended September 30, 2017 compared to the same 2016 periods reflects lower interest income recognized on a cash basis due to payoffs of nonaccrual loans and the declining balance of the loan portfolio. Loan balances declined from $55.4 million at December 31, 2015 to $21.0 million at September 30, 2017.

Net (Losses) Gains on Sales of Assets

The net losses on sales of assets during the three months ended September 30, 2017 resulted primarily from $0.2 million of losses from sales of residential foreclosed properties partially offset by gains associated with the sale of lots to a homebuilder. The net gains on sales of assets during the nine months ended September 30, 2017 resulted primarily from $2.1 million of gains on the sales of commercial land parcels and the recognition of $0.5 million of deferred gains associated with properties contributed for equity interests in joint ventures during 2013. The gains on the sales of assets for the nine months ended September 30, 2017 were partially offset by losses on sales of foreclosed residential properties.

The net gains on sales of assets during the three months ended September 30, 2016 resulted primarily from a $3.5 million gain on the sale of two commercial land parcels and the recognition of a $1.6 million deferred gain associated with property contributed to a joint venture during the second quarter of 2014.  The net gains on the sales of assets during the nine months ended September 30, 2016 also included an additional $0.4 million of deferred gains associated with properties contributed for equity interests in joint ventures partially offset by losses on the sales of foreclosed residential properties.

Other

Other revenues consisted primarily of rental income from real estate properties. The lower other revenues during the three months ended September 30, 2017 compared to the same 2016 period resulted primarily from the recognition of $0.2 million of other revenue in connection with a nonrefundable deposit on a terminated commercial property sales contract.  The lower other revenues during the nine months ended September 30, 2017 compared to the same 2016 periods was primarily the result of the sale of one student housing rental property during the second quarter of 2016.

Recoveries from Loan Losses, net

Recoveries from loan losses during the three and nine months ended September 30, 2017 primarily reflect  $1.9 million and $5.5 million, respectively, of collections from the charged off loan portfolio.  The remaining net recoveries were from the settlement of consumer loans.

Recoveries from loan losses during the three and nine months ended September 30, 2016 resulted primarily from settlements on charged off loans and recoveries from the charged off loan portfolio.  Recoveries from loan settlements for the three and nine months ended September 30, 2016 were $10.1 million and $16.2 million, respectively.  Recoveries from the charged off loan portfolio for the three and nine months ended September 30, 2016 were $0.8 million and $2.5 million, respectively.

Recoveries from loan losses for the three and nine months ended September 30, 2017 and 2016 were generated by legacy loans and due to the nature of these collection activities and the declining balances of legacy loans it is not expected that BBX Capital Real Estate will continue to generate recoveries consistent with historical amounts.

Asset Impairments (Recoveries), net

Asset impairments, net during the three and nine months ended September 30, 2017 resulted primarily from impairments on commercial land parcels held-for-sale.

Asset impairments, net during the three and nine months ended September 30, 2016 resulted primarily from $0.1 million and $2.9 million, respectively, of impairments on real estate held for sale properties based on updated valuations reflecting executed sales contracts and reductions in listing prices. The above impairments were partially offset by $1.2 million of net recoveries during nine month ended September 30, 2016 resulting primarily from the foreclosure of residential loans. The foreclosure recoveries reflect that the fair values of the properties less costs to sell were higher than the recorded investment of the foreclosed loans as real estate values appreciated subsequent to the charging down of the loans.

Selling, General and Administrative Expenses

The increase in selling, general and administrative expenses for the three months ended September 30, 2017 compared to the same 2016 period reflect higher property maintenance costs on residential loans in foreclosure and lower foreclosure expense recoveries from loan settlements.

The lower selling, general and administrative expenses for the nine months ended September 30, 2017 compared to the same 2016 period reflect lower professional fees associated with collections and foreclosure filings associated with a declining legacy loan and real estate portfolio.  Additionally, compensation expenses were lower during the nine months ended September 30, 2017 compared to the same 2016 period resulting primarily from performance bonuses associated with the timing of real estate transactions.

Equity in Net Earnings of Unconsolidated Joint Ventures

The unconsolidated real estate joint ventures are generally real estate joint ventures involved in the development of properties for residential and commercial use. The equity in earnings for the three and nine months ended September 30, 2017 and 2016 primarily reflects earnings from the Hialeah Communities, New Urban/BBX Development, and BBX/S Millenia Blvd Investments joint ventures.

As of September 30, 2017, the Hialeah Communities joint venture had executed sales contracts on 392 single-family homes of which 373 transactions closed in a planned development of 394 single-family homes. During the three and nine months ended September 30, 2017, the Hialeah Communities joint venture closed on 36 and 161 single-family homes, respectively.  During the three and nine months ended September 30, 2016, the Hialeah Communities joint venture closed on 87 and 114 single-family homes, respectively.

BBX Capital Real Estate received $5.5 million and $10.5 million of cash distributions and recognized $2.0 million and $8.7 million of equity earnings from the Hialeah Communities joint venture for the three and nine months ended September 30, 2017, respectively.

BBX Capital Real Estate received $5.0 million and $6.6 million of cash distributions and recognized $3.9 million and $4.9 million of equity earnings from the Hialeah Communities joint venture for the three and nine months ended September 30, 2016, respectively.

As of September 30, 2017, the New Urban/BBX Development joint venture had executed sales contracts on 24 single-family homes of which 17 transactions closed in a planned development of 30 single-family homes. During the three and nine months ended September 30, 2017, the New Urban/BBX Development joint venture closed on 2 and 5 single-family homes, respectively.

BBX Capital Real Estate received $0.4 million of cash payments on its $1.6 million joint venture note receivable and recognized $0.2 million and $0.8 million of equity earnings from the New Urban/BBX Development joint venture for the three and nine months ended September 30, 2017, respectively.

BBX Capital Real Estate received $0.5 million and $1.2 million of cash payments on its $1.6 million joint venture note receivable and recognized $0.6 million and $1.1 million of equity earnings from the New Urban/BBX Development joint venture for the three and nine months ended September 30, 2016.

As of September 30, 2017, the BBX/S Millenia Blvd Investments joint venture had completed the development of the retail center on the site in Orlando with an occupancy rate of 97%.  The joint venture has also engaged a real estate agent to sell the property.

BBX Capital Real Estate received $0.3 million and $0.8 million of cash distributions and recognized $0.2 million and $0.7 million of equity earnings from the BBX/S Millenia Blvd Investments joint venture for the three and nine months ended September 30, 2017, respectively.

Renin Reportable Segment

Overview

Renin manufactures interior doors, wall décor, hardware and fabricated glass products and operates through headquarters in Canada and two manufacturing, assembly and distribution facilities in Canada and the United States.

Results of Operations

		For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(dollars in thousands)		2017	2016	Change	2017	2016	Change
Trade sales		$16,623	15,624	999	51,909	45,922	5,987
Cost of goods sold		(12,018)	(11,510)	(508)	(37,150)	(33,551)	(3,599)
Gross margin		4,605	4,114	491	14,759	12,371	2,388
Interest expense		157	62	95	338	204	134
Selling, general and
administrative expenses		4,253	4,416	(163)	13,052	12,038	1,014
Loss (gain) on foreign
currency exchange		105	(5)	110	312	(325)	637
Total costs and expenses		4,515	4,473	42	13,702	11,917	1,785
Income (loss) before income taxes		$90	(359)	449	1,057	454	603
Gross margin percentage	%	27.70	26.33	49.15	28.43	26.94	39.89
SG&A as a percent of trade sales	%	25.59	28.26	(16.32)	25.14	26.21	16.94

The improvement in trade sales for the three and nine months ended September 30, 2017 compared to the same 2016 periods reflects increased sales volume from Renin’s retail channel customers driven by higher sales of its barn door product. The improvement in the gross margin percentage for the three and nine months ended September 30, 2017 compared to the same 2016 period resulted primarily from a higher proportion of sales of higher margin door and hardware products.

The increase in Renin’s interest expense for the three and nine months ended September 30, 2017 compared to the corresponding 2016 periods reflects higher revolving line of credit loan balances in connection with higher working capital requirements from increased sales volume including higher sales volume to big-box retailers with sixty-day payment terms.

The decrease in selling, general and administration expenses for the three months ended September 30, 2017 compared to the same 2016 period reflects lower severance costs and recruitment fees as well as a decrease in consulting expenditures for product development and manufacturing improvements. The increase in selling, general and administration expenses for the nine months ended September 30, 2017 compared to the same 2016 period reflects increased compensation and benefits associated with new hires and incentive bonuses, higher distribution costs from increased sales volume, higher depreciation expense in connection with technology expenditures as well as increased marketing expenses from product promotions.

Foreign currency exchange gains or losses for the three and nine months ended September 30, 2017 and 2016 reflect changes in the value of the Canadian dollar compared to the U.S. dollars.

BBX Sweet Holdings Reportable Segment

Overview

Beginning in December 2013, BBX Sweet Holdings commenced acquiring operating businesses in the confectionery industry. These companies manufacture chocolate and hard candy products which are sold through wholesale and retail distribution channels. BBX Sweet Holdings is currently integrating and consolidating the operations of the acquired companies, upgrading personnel, and hiring experienced marketing, finance and senior executives.  BBX Sweet Holdings also opened additional retail outlets during 2016, and in June 2017 acquired IT’SUGAR, a specialty candy retailer with 95 retail locations in 26 states and Washington, DC, for cash consideration of approximately $58.4 million.

The BBX Sweet Holdings Reportable segment consists of IT’SUGAR and other acquired operating businesses in the confectionery industry.

		For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(dollars in thousands)		2017	2016	Change	2017	2016	Change
Trade sales		$28,257	6,454	21,803	44,926	18,368	26,558
Interest income		1	8	(7)	3	8	(5)
Other revenue		12	1	11	23	7	16
Total revenues		28,270	6,463	21,807	44,952	18,383	26,569
Cost of goods sold		16,970	5,164	11,806	30,303	17,129	13,174
Interest expense		84	86	(2)	255	402	(147)
Assets impairments, net		273	-	273	273	-	273
Selling, general and
administrative expenses		12,210	3,980	8,230	22,776	12,639	10,137
Total costs and expenses		29,537	9,230	20,307	53,607	30,170	23,437
Loss before income taxes		$(1,267)	(2,767)	1,500	(8,655)	(11,787)	3,132
Gross margin percentage	%	39.94	19.99	45.85	32.55	6.75	50.39
SG&A as a percent of trade sales	%	43.21	61.67	37.75	50.70	68.81	38.17

The BBX Sweet Holdings results of operations for the three and nine months ended September 30, 2017 and 2016 include the activities of IT’SUGAR from the date of acquisition (June 16, 2017) though September 30, 2017.  IT’SUGAR’s trade sales are highly seasonal with approximately 30% of trade sales in the third quarter.

The improvement in BBX Sweet Holdings loss before income taxes for the three and nine months ended September 30, 2017 compared to the same 2016 periods resulted primarily from the acquisition of IT’SUGAR. IT’SUGAR contributed income before income taxes for the three and nine months ended September 30, 2017 of $2.3 million and $3.0 million, respectively.

The increase in trade sales, cost of goods sold and selling, general and administrative expenses for the three and nine months ended September 30, 2017 compared to the same 2016 periods resulted primarily from the acquisition of IT’SUGAR.  IT’SUGAR’s trade sales, cost of goods sold and selling, general and administrative expenses for the three months ended September 30, 2017 were $22.6 million, $11.3 million and $8.9 million, respectively.  IT’SUGAR’s trade sales, cost of goods sold and selling, general and administrative expenses from the date of acquisition through September 30, 2017 were $26.9 million, $13.3 million and $10.6 million, respectively.

Included in selling, general and administrative expenses for the three and nine months ended September 30, 2017 was inventory impairments, severance costs and a lease termination obligation aggregating approximately $0.4 million and $0.9 million, respectively, associated with the consolidation of manufacturing facilities.  BBX Sweet Holdings is in the process of consolidating its manufacturing facilities to reduce excess capacity.  We anticipate that BBX Sweet Holdings will continue to generate losses during the remaining three months of 2017. Additionally, if BBX Sweet

Holdings’ operations do not meet expectations or if there is a downturn in the confectionery industry, BBX Sweet Holdings may recognize goodwill and other intangible assets impairment charges in future periods.

Corporate Expenses & Other

Corporate Expenses & Other in the Company’s segment information consists of BBX Capital’s selling, general and administrative expenses, Woodbridge’s interest expense associated with Woodbridge’s junior subordinated debentures, BBX Capital’s interest expense associated with its $80.0 million note payable to Bluegreen and selling, general and administrative expenses associated with the activities of the Company’s MOD Super-Fast Pizza restaurant business.  Also included in “Corporate Expenses & Other” for the three and nine months ended September 30, 2017 are net gains on the cancellation of junior subordinated debentures, insurance carrier reimbursements for litigation costs and the reimbursement of the fine previously paid in connection with the SEC civil litigation against BCC.

BBX Capital’s selling, general and administrative expenses consist primarily of expenses associated with administering the various support functions at its corporate headquarters, including executive compensation, accounting, legal, human resources, risk management, investor relations and executive offices and were $14.7 million and $44.9 million for the three and nine months ended September 30, 2017, respectively, compared to $11.8 million and $38.0 million during the same periods in 2016.

The increase in BBX Capital’s selling, general and administrative expenses for the three months ended September 30, 2017 compared to the same period in 2016 was primarily due to the timing of compensation expense associated with the BBX Capital’s 2017 Incentive Plan partially offset by lower professional fees.

The increase in BBX Capital’s selling, general and administrative expenses for the nine months ended September 30, 2017 compared to the same 2016 period resulted primarily from $2.8 million of transaction costs incurred in connection with the IT’SUGAR acquisition, higher compensation expenses, and a $3.4 million increase in legal costs associated with the SEC civil action trial litigation.  The above increases in corporate overhead were partially offset by $3.7 million of lower employee severance costs.

Woodbridge’s interest expense on its junior subordinated debentures was $0.9 million and $2.5 million for the three and nine months ended September 30, 2017, respectively, compared to $1.0 million and $3.1 million during the same periods in 2016.

Interest expense on the Bluegreen notes payable was $1.2 million and $5.2 million for the three and nine months ended September 30, 2017, respectively, compared to $2.0 million and $6.0 million during the same periods in 2016.  The interest rate on the Bluegreen notes payable was reduced from 10% per annum to 6% per annum effective July 1, 2017.  The interest expense on the Bluegreen notes payable is eliminated in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016.

MOD Super-Fast Pizza restaurant franchise selling, general and administrative expenses were $0.7 million and $1.6 million for the three and nine months ended September 30, 2017, respectively, compared to $0.1 million during each of the three and nine months ended September 30, 2016.  The first MOD Super-Fast Pizza franchise restaurant location opened in October 2017.

Included in litigation costs and penalty reimbursements for the three and nine months ended September 30, 2017 was $2.1 million and $7.2 million of insurance carrier reimbursements of litigation costs in connection with the SEC civil litigation compared with no legal fee reimbursements during the three and nine months ended September 30, 2016.  Also included in litigation costs and penalty reimbursement for the nine months ended September 30, 2017 was a $4.6 million penalty reimbursement.

As discussed in Note 10 under Item 1 of this report, the Eleventh Circuit Court of Appeals reversal of a 2015 judgment against the Company and Mr. Levan in the SEC civil litigation became final on January 31, 2017 and, as a consequence, the monetary penalty in the SEC litigation of $4.6 million imposed by the district court and held in an escrow account was refunded to BBX Capital.

Also included in “Corporate Expenses & Other” for the nine months ended September 30, 2017 was $6.9 million of gains associated with the cancellation of a portion of Woodbridge’s outstanding junior subordinated debentures described in further detail in Note 8 – Debt included in Item 1 of this report.

Provision for Income Taxes

The provision for income taxes for the nine months ended September 30, 2017 reflects the Company’s effective tax rate of 44% compared to 47% during the same period in 2016. The Company’s effective tax rate was applied to income before income taxes reduced by net income attributable to non-controlling interests for joint ventures taxed as partnerships. The reduction in the effective income tax rate for the nine months ended September 30, 2017 as compared to the same period in 2016 reflects the deductibility of a portion of executive compensation in connection with the implementation of a performance incentive compensation plan for 2017.

Net Income Attributable to Non-Controlling Interest

BBX Capital includes in its consolidated financial statements the results of operations and financial condition of Bluegreen/Big Cedar Vacations, Bluegreen’s 51% owned subsidiary, BBX Capital’s 82% ownership of BCC through December 15, 2016 (the date on which BBX Capital acquired BCC’s outstanding common stock not previously owned by it) and its 93% equity ownership interest in IT’SUGAR. The non-controlling interest in income of Bluegreen/Big Cedar Vacations and IT’SUGAR is the portion of Bluegreen/Big Cedar Vacations’ and IT’SUGAR’s consolidated net income that is attributable to their respective unaffiliated 49% and 7% interest holder and the non-controlling interest in BCC’s consolidated net income is the portion of BCC’s consolidated net income that is attributable to its shareholders other than BBX Capital through December 15, 2016.  Net income attributable to the non-controlling interests totaled $3.3 million and $9.5 million for the three and nine months ended September 30, 2017, respectively, compared to $5.6 million and $9.9 million for the three and nine months ended September 30, 2016, respectively.

Consolidated Financial Condition

Consolidated Assets and Liabilities

Total assets at September 30, 2017 and December 31, 2016 were $1.5 billion at $1.4 billion, respectively.  The primary changes in components of total assets are summarized below:

•	Decrease in cash was primarily associated with the cash used to acquire IT’SUGAR, pay dividends and repurchase common stock partially offset by cash generated from operating activities.
•	Decrease in loans receivable primarily due to $3.4 million of loan repayments and $1.1 million of foreclosed loans transferred to real estate held-for-sale;
•	Decrease in notes receivable reflecting normal amortization of notes receivables partially offset by notes receivable originations;
•	Reduction in construction funds receivable associated with land improvements at the Beacon Lake master-planned development;
•	Increase in inventory associated primarily with development expenditures at the Bluegreen/Big Cedar Vacations property, higher Renin trade inventory and development at Beacon Lakes;
•

Decrease in real estate held-for-sale reflecting $8.9 million of real estate sales and $1.3 million of write-downs partially offset by $6.2 million of property and equipment transferred to real estate held-for-sale and $0.8 million of property improvements;

•

The activity in investments in unconsolidated real estate joint ventures reflects $12.4 million of joint venture distributions,  $9.6 million of joint venture equity earnings and $2.6 million of additional investments in joint ventures;

•

Increase in property and equipment reflects $19.4 million of property and equipment acquired in connection with the IT’SUGAR acquisition and property and equipment purchases at Bluegreen partially offset by $6.2 million of property and equipment transferred to real estate held-for-sale;

•	Increase in goodwill reflects $34.3 million of goodwill recognized in the IT’SUGAR acquisition;
•	Increase in intangible asset reflects the $4.5 million of intangible assets recognized in the IT’SUGAR acquisition; and
•	Increase in other assets resulting primarily from higher prepaid expenses and receivables from commissions for fee-based services provided by Bluegreen.

Total liabilities at September 30, 2017 and December 31, 2016 were $982.6 million and $940.6 million, respectively. The primary changes in components of total liabilities are summarized below:

•	Increase in receivable-backed notes payable primarily as a result of the 2017 Term Securitization partially offset by payments received from the obligors of note receivables;
•	Increase in notes payable and other borrowings reflecting $5.0 million of net proceeds from the Fifth Third Syndicated Line-of-Credit; and
•	Decrease in junior subordinated debentures due to the redemption and cancellation of $18.75 million of junior subordinated debentures resulting in a $6.9 million gain.

Consolidated Cash Flows

A summary of our consolidated cash flows is set forth below (in thousands):

	For the Nine Months Ended
	September 30,
	2017	2016
Cash flows provided by operating activities	$38,157	61,108
Cash flows (used in) provided by investing activities	(55,516)	54,143
Cash flows used in financing activities	(18,122)	(33,519)
Net (decrease) increase in cash and cash equivalents	$(35,481)	81,732
Cash and cash equivalents at beginning of period	299,861	198,905
Cash and cash equivalents at end of period	$264,380	280,637

Cash Flows provided by Operating Activities

The Company’s operating cash flows decreased by  $23.0 million during the nine months ended September 30, 2017 compared to the same 2016 period.  The decrease was due primarily to development expenditures at the Bluegreen/Big Cedar Vacations facility and an increase in Renin’s trade inventory.

Cash Flows (used in)  provided by Investing Activities

The Company’s investing cash flows decreased by $109.7 million during the nine months ended September 30, 2017 compared to the same 2016 period. The decrease reflects the $58.4 million of cash paid for the acquisition of IT’SUGAR in June 2017, increased purchases of property and equipment primarily at Bluegreen and lower repayments of loans receivable and proceeds from the sale of real estate.

Cash Flows used in Financing Activities

The amount of cash used in the Company’s financing activities decreased by $15.4 million during the nine months ended September 30, 2017 compared to the same 2016 period.  The decrease in cash used in financing activities was primarily due to the lower repayments (net of new borrowings) on Bluegreen’s lines-of-credit and notes payable partially offset by the redemption and cancellation of $18.75 million of junior subordinated debentures during the nine months ended September 30, 2017 for cash of $11.4 million.

Commitments

The Company’s material commitments as of September 30, 2017 included required payments due on its receivable-backed debt, lines-of-credit and other notes payable, junior subordinated debentures, commitments to complete certain projects based on its sales contracts with customers, subsidy advances to certain HOAs, an inventory purchase commitment under a Just-in-Time arrangement and commitments under non-cancelable operating leases.

The following table summarizes the contractual minimum principal and interest payments, net of unamortized discount, required on all of the Company’s outstanding debt, non-cancelable operating leases and inventory purchase commitments by period due date, as of September 30, 2017 (in thousands):

	Payments Due by Period
					Unamortized
					Debt
	Less than	1 — 3	4 — 5	After 5	Issuance
Contractual Obligations	1 year	Years	Years	Years	Costs	Total

Receivable-backed notes payable	$-	-	48,251	377,631	(6,546)	419,336
Lines-of-credit and notes payable	32,568	42,603	43,697	21,625	(2,710)	137,783
Jr. subordinated debentures (1)	-	-	-	177,129	(1,290)	175,839
Inventory purchase commitment	8,873	-	-	-	-	8,873
Noncancelable operating leases	26,523	45,511	39,283	48,405	-	159,722
Total contractual obligations	67,964	88,114	131,231	624,790	(10,546)	901,553

Interest Obligations (2)
Receivable-backed notes payable	14,872	29,745	26,797	97,996	-	169,410
Lines-of-credit and notes payable	4,249	5,335	1,956	-	-	11,540
Jr. subordinated debentures	6,823	13,646	13,646	154,232	-	188,347
Total contractual interest	25,944	48,726	42,399	252,228	-	369,297
Total contractual obligations	$93,908	136,840	173,630	877,018	(10,546)	1,270,850

(1)	Amounts do not include purchase accounting adjustments for junior subordinated debentures of $40.7 million.
(2)	Assumes that the scheduled minimum principal payments are made in accordance with the table above and the interest rate on variable rate debt remains the same as the rate at September 30, 2017.

In lieu of paying maintenance fees for unsold VOI inventory, Bluegreen provides subsidies to certain homeowners’ associations to provide for funds necessary to operate and maintain vacation ownership properties in excess of assessments collected from owners of the VOIs.  During the nine months ended September 30, 2017, Bluegreen made payments related to such subsidies of $1.8 million. As of September 30, 2017, Bluegreen had an aggregate $6.7 million liability for such subsidies to ten homeowners’ associations.

During 2016, BBX Capital entered into a severance arrangement with an executive. Under the terms of the arrangement, the executive is receiving $3.7 million over a three year period ending in August 2019. As of September 30, 2017, $2.1 million remains to be paid under the above arrangement.

In September 2017, Bluegreen entered into an agreement with an executive, in connection with his retirement. Pursuant to the terms of the agreement, Bluegreen will make payments totaling approximately $2.9 million between October 2017 and March 2019.

Bluegreen has an exclusive marketing agreement with Bass Pro, a nationally-recognized retailer of fishing, marine, hunting, camping and sports gear, that provides Bluegreen with the right to market and sell vacation packages at kiosks in each of Bass Pro’s retail locations and through other means. As of September 30, 2017, Bluegreen sold vacation packages in 68 of Bass Pro’s stores. In exchange, Bluegreen compensates Bass Pro based on VOI sales generated through the program. No compensation is paid to Bass Pro under the agreement on sales made at Bluegreen/Big Cedar Vacations’ resorts. During each of the nine months ended September 30, 2017 and 2016 VOI sales to prospects and leads generated by the agreement with Bass Pro accounted for approximately 15% of Bluegreen’s VOI sales volume. On October 9, 2017, Bass Pro advised Bluegreen that it believes the amounts paid to it as VOI sales commissions should not have been adjusted for certain purchaser defaults. Bluegreen previously informed Bass Pro that the aggregate amount of such adjustments for defaults charged back to Bass Pro between January 2008 and June 2017 totaled approximately $4.8 million. Bluegreen believes these chargebacks were appropriate and consistent with the terms and intent of the agreements with Bass Pro, and Bluegreen is continuing to discuss the matter with Bass Pro. On October 20, 2017, in order to demonstrate its good faith, Bluegreen paid this amount to Bass Pro pending a resolution of the matter in the ordinary course. Bluegreen expects to recognize that amount as an expense during the fourth quarter of 2017.

A wholly owned subsidiary of the Company has entered into area development agreements with MOD Super-Fast Pizza Franchising, LLC which will involve entering into lease agreements for MOD restaurant locations. The Company may be required to guarantee performance on these lease agreements.

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

Off-balance-sheet Arrangements

BBX Capital guarantees certain obligations of its wholly-owned subsidiaries and unconsolidated real estate joint ventures, which are not included in the contractual obligations table above, and also guarantees certain of the obligations in the above table as described in further detail in Item 1 – Note 10 of this Report.

Liquidity and Capital Resources

BBX Capital Corporation

As of September 30, 2017 and December 31, 2016, the Company, excluding Bluegreen, had cash and cash equivalents of approximately $140.4 million and $155.7 million, respectively.

BBX Capital’s principal sources of liquidity are its available cash and short-term investments, funds obtained from scheduled payments on loans, loan recoveries, loan payoffs, sales of real estate, income from income producing real estate, distributions from unconsolidated real estate joint ventures and distributions received from Bluegreen. BBX Capital expects to use its available funds for general corporate purposes and to make additional investments in real estate based opportunities and middle market operating businesses, to invest in other opportunities or to repurchase shares of its common stock pursuant to its share repurchase program. In June 2017, the Company paid $58.4 million, net of cash acquired, to purchase IT’SUGAR and plans to expand IT’SUGAR’s footprint by opening three to four new retail locations during 2017 and expects to open additional stores in 2018.  The Company anticipates opening up to 60 MOD Super-Fast Pizza restaurant locations over the next seven years and expects the aggregate capital expenditures for the new restaurant locations to be in the range of $1.5 million to $2 million during the remainder of 2017.

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

BBX Capital expects that it will receive dividends from time to time from its wholly owned subsidiary, Bluegreen.  During the three and nine months ended September 30, 2017, Bluegreen paid dividends totaling $20.0 million and $40 million, respectively, compared to $20.0 million and $45.0 million, respectively, during the same periods in 2016.  Dividends from Bluegreen will be dependent on and subject to Bluegreen’s results of operations and cash flows, as well as restrictions contained in Bluegreen’s debt facilities. Except as otherwise noted, the debts and obligations of Bluegreen are not direct obligations of the Company and generally are non-recourse to the Company. Similarly, the assets of Bluegreen are not available to us, absent a dividend or distribution. Furthermore, certain of Bluegreen’s credit facilities contain terms which could limit the payment of cash dividends without the lender’s consent or waiver and Bluegreen may only pay dividends subject to such restrictions as well as the declaration of dividends by its board of directors.  As a result, BBX Capital may not receive dividends from Bluegreen consistent with prior periods or in the time frames or amounts anticipated, or at all. In addition, Bluegreen’s dividends to BBX Capital may be reduced if Bluegreen’s proposed initial public offering, as further discussed below, is consummated.  BBX Capital may also receive funds from Bluegreen in connection with its tax sharing agreement to the extent Bluegreen utilizes BBX Capital’s tax benefits in BBX Capital’s consolidated tax return.  During the three and nine months ended September 30, 2017, BBX Capital received $13.9 million and $39.4 million, respectively, of tax sharing payments from Bluegreen compared to $6.6 million and  $20.4 million, respectively, during the same periods in 2016.

In April 2015, BBX Capital borrowed $80.0 million from a wholly-owned subsidiary of Bluegreen to finance in part the purchase of 4,771,221 shares of BCC’s Class A Common Stock.  This debt accrues interest as of July 1, 2017 at a per annum rate of 6%, with quarterly payments to Bluegreen of $1.2 million and BBX Capital may be required to repay all or a portion of the $80.0 million borrowed from Bluegreen if Bluegreen is not in compliance with debt covenants under its debt instruments.

In March 2017, June 2017 and September 2017, the Company’s Board of Directors declared quarterly cash dividends on the Company’s Class A and Class B Common Stock of $0.0075 per share. In June 2016 and September 2016, the Company’s Board of Directors declared a quarterly cash dividend on the Company’s Class A and Class B Common Stock at $0.005 per share. Prior to June 2016, the Company had never paid cash dividends on its common stock. Future declaration and payment of cash dividends with respect to the Company’s Common Stock, if any, will be determined in light of the then-current financial condition of the Company and other factors deemed relevant by the board of directors.

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

Additionally, in October 2017, BBX Capital borrowed $3.4 million from the preferred shareholder in connection with its initial capital contribution to the Chapel Trail real estate joint venture.  See Note 7 included under Item 1 of this report for a discussion of the promissory note and investment in the real estate joint venture.

Bluegreen

As of September 30, 2017 and December 31, 2016, Bluegreen, had cash and cash equivalents of approximately $124.0 million and $144.1 million, respectively. Bluegreen’s primary sources of funds from internal operations are: (i) cash sales, (ii) down payments on VOI sales which are financed, (iii) proceeds from the sale of, or borrowings collateralized by, notes receivable, (iv) cash from finance operations, including mortgage servicing fees and principal and interest payments received on the purchase money mortgage loans arising from sales of VOIs, and (v) net cash generated from sales and marketing fee-based services and other resort fee-based services, including resort management operations.

While the vacation ownership business has historically been capital intensive and Bluegreen may from time to time pursue transactions or activities which may require significant capital investments and adversely impact cash flow, Bluegreen has generally sought to focus on the generation of “free cash flow” (defined as cash flow from operating activities, less capital expenditures) by (i) incentivizing its sales associates and creating programs with third-party credit card companies to generate a higher percentage of sales in cash; (ii) maintaining sales volumes that focus on efficient marketing channels; (iii) limiting its capital and inventory expenditures; (iv) utilizing sales and marketing, mortgage servicing, resort management services, title and construction expertise to pursue fee-based-service business relationships that generally require minimal up-front capital investment and have the potential to produce incremental cash flows, and (v) selling VOIs through Secondary Market Sales and Just-In-Time Sales.

VOI sales are generally dependent upon providing financing to buyers.  The ability to sell and/or borrow against notes receivable from VOI buyers has been a critical factor in Bluegreen’s continued liquidity.  A financed VOI buyer is generally only required to pay a minimum of 10% to 20% of the purchase price in cash at the time of sale; however, selling, marketing, and administrative expenses attributable to the sale are primarily cash expenses that generally exceed a buyer’s minimum required down payment.  Accordingly, having financing facilities available for the hypothecation, sale, or transfer of these VOI receivables has been a critical factor in Bluegreen’s ability to meet its short and long-term cash needs.  Bluegreen has attempted to maintain a number of diverse financing facilities.  Historically, Bluegreen has relied on its ability to sell receivables in the term securitization market in order to generate liquidity and create capacity in its receivable facilities.  In addition, maintaining adequate VOI inventory to sell and pursue growth into new markets has historically required Bluegreen to incur debt for the acquisition, construction, and development of new resorts.  Development expenditures during 2017 are expected to be in a range of $40.0 million to $45.0 million which primarily relates to Bluegreen/Big Cedar Vacations Resort and proposed development at Bluegreen’s Fountains Resort in Orlando. Bluegreen expects to seek to acquire or develop additional VOI inventory, which would increase acquisition and development expenditures and may involve or require the incurrence of additional debt.

In connection with Bluegreen’s capital-light business strategy, Bluegreen has entered into agreements with third-party developers that allow Bluegreen to buy VOI inventory typically on a non-committed basis just prior to when Bluegreen intends to sell such VOI.  Bluegreen’s capital-light business strategy also includes Secondary Market Sales pursuant to which Bluegreen enters into secondary market arrangements with certain resort HOAs and others on a non-

committed basis, which allows Bluegreen to acquire VOIs generally at a significant discount as such VOIs are typically obtained by the HOAs through foreclosure in connection with maintenance fee defaults. Acquisitions of Just-in-Time and Secondary Market inventory in 2017 is expected to range from $30.0 million to $40.0 million.

In addition, capital expenditures in connection with the expansion of Bluegreen’s sales and marketing facilities, as well as, information technology capital expenditures are expected to be in a range of $15.0 million to $25.0 million in 2017.

Available funds may also be invested to acquire other business or assets, invested in real estate based opportunities and middle market operating businesses outside of the VOI and hospitality industries or loaned to affiliates or others.

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

On October 23, 2017, the Company announced that Bluegreen filed a registration statement on Form S-1 with the SEC relating to a proposed initial public offering of shares of Bluegreen’s common stock representing a minority interest in Bluegreen. The number of shares to be offered and the price range for the proposed offering have not yet been determined.  It is currently contemplated that Woodbridge will participate in the proposed offering as a selling shareholder with respect to a portion of the offering.  There is no assurance that Bluegreen will complete the proposed offering or that Woodbridge will sell any shares in the offering.

Credit Facilities for Bluegreen Receivables with Future Availability

Bluegreen maintains various credit facilities with financial institutions which allow Bluegreen to borrow against or sell its VOI notes receivable.  Bluegreen had the following credit facilities with future availability as of September 30, 2017, all of which are subject to revolving availability terms during the advance period and therefore provide for additional availability as the facility is paid down, subject to compliance with relevant covenants, eligible collateral and applicable terms and conditions during the advance period (dollars in thousands):

	Borrowing Limit as of September 30, 2017	Outstanding Balance as of September 30, 2017		Availability as of September 30, 2017		Advance Period Expiration; Borrowing Maturity	Borrowing Rate; Rate as of September 30, 2017
Liberty Bank Facility	$50,000	$15,767		$34,233		January 2018; November 2020	Prime Rate +0.50%; floor of 4.00%; 4.75%
NBA Receivable Facility (2)	50,000	39,960		10,040		September 2020; March 2025	30-Day LIBOR + 2.75% to 3.25%; floor of 3.5% to 4.00%; 3.99% to 4.48% (1)
Pacific Western Bank Facility	40,000	17,688	(3)	22,312	(3)	September 2018; September 2021	30 day LIBOR+3.50% to 4.50%; 5.50%
KeyBank/DZ Purchase Facility	80,000	5,656		74,344		December 2019; December 2022	30 day LIBOR+2.75%; 3.98%(4)
Quorum Purchase Facility	50,000	18,285		31,715		June 2018; December 2030	(5)
	$270,000	$97,356		$172,644

(1)

Of the amount outstanding as of September 30, 2017, $1.2 million bears interest at the 30-day LIBOR + 3.25% subject to a floor of 4.0% and $38.8 million bears interest at the 30-day LIBOR + 2.75% subject to a floor of 3.50%.  Future borrowings will bear interest at the 30-day LIBOR + 2.75% subject to a floor of 3.50%.

(2)	The borrowing limit excludes the $20.0 million borrowing limit under the NBA Line of Credit.

(3)

The outstanding balance includes $1.4 million outstanding as of September 30, 2017, under the Pacific Western Term Loan. See Note 8 included under Item 1 of this report for a discussion of the Pacific Western Term Loan.

(4)

The Applicable Index Rate for portions of amounts outstanding is either LIBOR, a “Cost of Funds” rate or commercial paper rates.  The interest rate will increase to the applicable rate plus 4.75% upon the expiration of the advance period.

(5)

Of the amounts outstanding as of September 30, 2017, $3.6 million bears interest at a fixed rate of 6.9%, $3.3 million bears interest at a fixed rate of 5.50%, $4.0 million bears interest at a fixed rate of 5.0%, and $7.4 million bears interest at a fixed rate of 4.75%. The interest rate on future borrowings will be set at the time of funding based on rates mutually agreed upon by all parties.

Other Credit Facilities and Outstanding Notes Payable

Fifth Third Syndicated Line-of-Credit and Fifth Third Syndicated Term Loan.  In December 2016, Bluegreen entered into a $100.0 million syndicated credit facility with Fifth Third Bank, as administrative agent and lead arranger, and certain other bank participants as lenders.  The facility includes a $25.0 million term loan (the “Fifth Third Syndicated Term Loan”) with quarterly amortization requirements and a $75.0 million revolving line of credit (the “Fifth Third Syndicated Line-of-Credit”).  Amounts borrowed under the facility generally bear interest at LIBOR plus 2.75% - 3.75% depending on Bluegreen’s leverage ratio, are collateralized by certain of Bluegreen’s VOI inventory, sales center buildings, management fees and short-term receivables, and will mature in December 2021.  As of September 30, 2017, outstanding borrowings under the facility totaled $44.1 million, including $24.1 million under the Fifth Third Syndicated Term Loan with an interest rate of 4.02%, and $20.0 million under the Fifth Third Syndicated Line of Credit with an interest rate of 3.99%.

See Item 8 - Note 12 to the Company’s Consolidated Financial Statements included in the 2016 Annual Report for additional information with respect to Bluegreen’s credit facilities terms and covenants.

Item 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2017 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings

There have been no material changes in our legal proceedings from those disclosed in the “Legal Proceedings” section of our Annual Report in Form 10-K for the year ended December 31, 2016 and Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

Item 1A.     Risk Factors

There have been no material changes in the risks and uncertainties that we face from those disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 6.     Exhibits

Exhibit 10.1Fourth Amended and Restated Revolving Promissory Note (Hypothecation Facility) dated September 28, 2017, by and among Bluegreen / Big Cedar Vacations, LLC, as Borrower, and ZB, N.A. dba National Bank of Arizona, as Lender

Exhibit 10.2Second Amended and Restated Loan and Security Agreement (Hypothecation Facility) dated September 28, 2017, by and among Bluegreen / Big Cedar Vacations, LLC, as Borrower, and ZB, N.A. dba National Bank of Arizona, as Lender

Exhibit 10.3Second Amended and Restated Promissory Note (Inventory Loan) dated September 28, 2017, by and among Bluegreen / Big Cedar Vacations, LLC, as Borrower, and ZB, N.A. dba National Bank of Arizona, as Lender

Exhibit 10.4Second Amended and Restated Loan Agreement (Inventory Loan) dated September 28, 2017, by and among Bluegreen / Big Cedar Vacations, LLC, as Borrower, and ZB, N.A. dba National Bank of Arizona, as Lender

Exhibit 10.6Guarantor Consent and Ratification and Confirmation of an Amendment to Full Guaranty (Hypothecation Facility) dated September 28, 2017, by Bluegreen Vacations Corporation, as Guarantor, in favor of Z.B., National Bank of Arizona, as Lender

Exhibit 10.7Full Guaranty (Inventory Loan) dated December 13, 2013, by Bluegreen Corporation, as Guarantor, in favor of National Bank of Arizona, as Lender

Exhibit 10.8Guarantor Consent and Ratification and Confirmation of an Amendment to Full Guaranty (Inventory Loan) dated September 28, 2017, by Bluegreen Vacations Corporation, as Guarantor, in favor of Z.B., National Bank of Arizona, as Lender

Exhibit 31.1Principal Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

BBX CAPITAL CORPORATION

Date: November 6, 2017	By:	/s/Alan B. Levan
Alan B. Levan, Chairman of the Board and Chief Executive Officer

Date: November 6, 2017	By:	/s/Raymond S. Lopez
Raymond S. Lopez, Chief Financial Officer