Form 10-K
period 2017-12-31
BBX Capital Corp
filed 2018-03-09
CIK 315858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]  NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

On June 30, 2017, the aggregate market value of the registrant’s voting common equity held by non-affiliates was $389.6 million computed by reference to the closing price of the registrant’s Class A Common Stock and Class B Common Stock on such date. The registrant does not have any non-voting common equity.

The number of shares outstanding of each of the registrant’s classes of common stock as of March 5, 2018 is as follows:

Class A Common Stock of $.01 par value, 85,709,163 shares outstanding.
Class B Common Stock of $.01 par value, 17,984,221 shares outstanding.

Documents Incorporated by Reference

Portions of the registrant’s Definitive Proxy Statement on Schedule 14A relating to the registrant’s 2018 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.  BUSINESS

Overview

History

BBX Capital Corporation (referred to in this report together with its subsidiaries as the “Company,” “we,” “us,” or “our,” and without its subsidiaries as “BBX Capital”) is a Florida-based diversified holding company with investments in Bluegreen Vacations Corporation (“Bluegreen Vacations” or “Bluegreen”), real estate and real estate joint ventures, and middle market operating businesses.

In July 2017, the Company’s Class A Common Stock began trading on the New York Stock Exchange (“NYSE”) under the ticker symbol “BBX.” Upon commencement of trading on the NYSE, the Company’s Class A Common Stock ceased trading on the OTCQX Best Market. The Company’s Class B Common Stock continues to trade on the OTCQX under the ticker symbol “BBXTB.”

On December 15, 2016, the Company completed the acquisition of all the outstanding shares of the former BBX Capital Corporation (“BCC”) not previously owned by the Company, and following the transaction, the Company changed its name from BFC Financial Corporation to BBX Capital Corporation. The acquisition was consummated by the merger of BCC into a wholly-owned subsidiary of the Company, BBX Merger Sub, LLC. As a consequence of the merger, BCC is now a wholly-owned subsidiary of BBX Capital. The merger is described in further detail in Item 8 – Note 3 of this report.

Prior to the acquisition of all the outstanding shares of BCC, the Company had an 82% equity interest in BCC and a direct 54% equity interest in Woodbridge Holdings, LLC (“Woodbridge”), the parent company of Bluegreen, and BCC held the remaining 46% interest in Woodbridge. As a result of the acquisition of all the outstanding shares of BCC in December 2016, Woodbridge and Bluegreen became wholly-owned subsidiaries of the Company. On November 17, 2017, Bluegreen completed an initial public offering (“IPO”) of its common stock by selling to the public 3,736,723 of Bluegreen shares and Woodbridge selling 2,761,925 of Bluegreen shares as a selling shareholder. In connection with the offering, Woodbridge granted the underwriters a 30-day option to purchase up to an additional 974,797 shares from Woodbridge, and on December 5, 2017, the underwriters purchased all of the additional 974,797 option shares from Woodbridge. As a result of Bluegreen’s IPO, BBX Capital currently owns approximately 90% of Bluegreen through Woodbridge.

BCC’s principal asset until July 31, 2012 was its ownership of BankAtlantic and its subsidiaries (“BankAtlantic”).  BankAtlantic was a federal savings bank headquartered in Fort Lauderdale, Florida.  On July 31, 2012, BCC completed the sale to BB&T Corporation (“BB&T”) of all of the issued and outstanding shares of capital stock of BankAtlantic (the stock sale and related transactions described herein are collectively referred to as the “BankAtlantic Sale”).  Prior to the closing of the BankAtlantic Sale, BankAtlantic formed two subsidiaries, BBX Capital Asset Management, LLC (“CAM”) and Florida Asset Resolution Group, LLC (“FAR”) and transferred certain non-performing commercial loans, commercial real estate and previously written-off assets to these subsidiaries. The subsidiaries were transferred to BCC prior to the closing of the BankAtlantic Sale.

Operating Divisions

BBX Capital currently operates through the following divisions:

•

Bluegreen Vacations: Founded in 1966 and headquartered in Boca Raton, Florida, Bluegreen is a leading vacation ownership company that markets and sells vacation ownership interests (“VOIs”) and manages resorts in top leisure and urban destinations. Bluegreen’s resort network includes 43 Club Resorts (resorts in which owners in its Vacation Club have the right to use most of the units in connection with their VOI ownership) and 24 Club Associate Resorts (resorts in which owners in its Vacation Club have the right to use a limited number of units in connection with their VOI ownership). Bluegreen’s Club Resorts and Club Associate Resorts are primarily located in popular, high-volume, “drive-to” vacation locations, including Orlando, Las Vegas,

Myrtle Beach and Charleston, among others. Through its points-based system, the approximately 213,000 owners in its Vacation Club have the flexibility to stay at units available at any of its resorts and have access to almost 11,000 other hotels and resorts through partnerships and exchange networks. Bluegreen has a robust sales and marketing platform supported by exclusive marketing relationships with nationally-recognized consumer brands, such as Bass Pro and Choice Hotels. These marketing relationships drive sales within its core demographic. Bluegreen also offers a portfolio of fee-based resort management, financial services, and sales and marketing on behalf of third parties. Bluegreen had total assets of $1.2 billion as of December 31, 2017.

•

BBX Capital Real Estate: BBX Capital Real Estate’s activities include the acquisition, development, ownership, and management of real estate and investments in real estate joint ventures. BBX Capital Real Estate had approximately $162 million of assets as of December 31, 2017, including investments, directly and indirectly through joint ventures, in rental apartment communities, single-family housing communities, and commercial properties located primarily in Florida.

•

Middle Market: The Middle Market Division’s activities include investments in operating companies and businesses in diverse industries with revenues between $5 million and $100 million. The Middle Market Division had total assets of approximately $144.6 million as of December 31, 2017. The Middle Market Division is currently comprised of the following portfolio companies:

o

Renin Holdings LLC (“Renin”) is engaged in the design, manufacture, and distribution of products for the home improvement industry, including specialty doors, systems and hardware, and home décor products, and operates through its headquarters in Canada and two manufacturing and distribution facilities in the United States and Canada.

o

BBX Sweet Holdings, LLC (“BBX Sweet Holdings”) is engaged in the acquisition and management of operating businesses in the confectionery industry, including manufacturers, wholesalers, and retailers of chocolate, hard candy, and other confectionery products. These operating businesses include IT’SUGAR, LLC (“IT’SUGAR”), a specialty candy retailer with 95 retail locations in 26 states and Washington, DC, that BBX Sweet Holdings acquired in June 2017 for a purchase price of $58.4 million, net of cash acquired. BBX Sweet Holdings’ investments also include businesses that manufacture confectionery products for wholesalers, big box chains, retailers, and corporate customers. Additionally, BBX Sweet Holdings sells fine chocolates directly to consumers at eight Hoffman’s Chocolates retail locations in South Florida.

o

Food for Thought Restaurant Group, LLC (“FFTRG”), has entered into area development agreements with a subsidiary of MOD Super Fast Pizza LLC (“MOD”), one of the largest fast-casual pizza brands in the United States. Pursuant to the agreements, FFTRG has a goal of developing up to 60 MOD franchised pizza restaurant locations throughout Florida over the next six years. The Company opened two restaurant locations during the fourth quarter of 2017 and expects to open eight to twelve additional locations in 2018.

Our Strategies and Objectives

Our objective is to increase shareholder value through investments in diverse industries. The Company is largely focused on providing strategic support to its existing investments with a view to the improved performance of the organization as a whole. Additionally, we have and may in the future invest in operating businesses and in real estate developments and joint ventures for the development of residential and commercial real estate projects, including those in which our affiliates may participate.  The Company’s investments or acquisitions, and the business and investment strategies of the Company’s subsidiaries, may not prove to be successful or, even if successful, may not initially generate income or may generate income on an irregular basis, and may involve a long term investment. The Company expects to continue to experience losses in certain of the businesses in its Middle Market Division.  As a consequence, the Company’s results of operations may vary significantly on a quarterly basis.

The Company’s goal is to build long-term value. Since many of the Company’s assets do not generate income on a regular or predictable basis, our objective continues to be long-term growth as measured by increases in book value and intrinsic value over time.

The Company regularly reviews the performance of its investments and operating businesses and based upon economic, market and other relevant factors may consider transactions involving the sale of all or a portion of its assets, investments or subsidiaries, including transactions involving Bluegreen or its Middle Market operating companies.  These include, among other alternatives, a sale or spin-off or transactions involving public or private issuances of debt or equity securities which decrease or dilute the Company’s ownership interest. Additionally, the Company is continuing to evaluate the operations of certain of the acquired wholesale operating businesses in BBX Sweet Holdings and may decide to exit some of those businesses, which may result in the recognition of losses.

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

Cautionary Note Regarding Forward-Looking Statements

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

Some factors which may affect the accuracy of the forward-looking statements apply generally to the industries in which the Company operates, including the resort development and vacation ownership industries in which Bluegreen operates, the real estate development and construction industry in which BBX Capital Real Estate operates, the home improvement industry in which Renin operates, and the confectionery industry in which BBX Sweet Holdings operates.

These risks and uncertainties include, but are not limited to:

•

BBX Capital has limited sources of cash and is dependent upon dividends from Bluegreen to fund its operations; Bluegreen may not be in a position to pay dividends or its board of directors may determine not to pay dividends; and dividend payments may be subject to restrictions, including restrictions contained in debt instruments;

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

•

The impact on liquidity of BBX Capital’s Class A Common Stock of not maintaining compliance with the listing requirements of the NYSE, which includes, among other things, a minimum average closing price, share volume and market capitalization;

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

With respect to Bluegreen, the risks and uncertainties include, but are not limited to:

•	Bluegreen’s business and operations, including its ability to market VOIs, may be adversely affected by general economic conditions and the availability of financing;
•

Bluegreen may not be able to develop or acquire VOI inventory or enter into and maintain fee-based service agreements or other arrangements to source VOI inventory, which may cause its business and results to be adversely impacted;

•

Bluegreen’s business and properties are subject to extensive federal, state and local laws, regulations and policies. Changes in these laws, regulations and policies, as well as the cost of maintaining compliance with new or existing laws, regulations and policies and the imposition of additional taxes on operations, could adversely affect Bluegreen’s business.  In addition, results of audits of its tax returns or those of its subsidiaries may have a material adverse impact on Bluegreen’s financial condition;

•	The vacation ownership and hospitality industries are highly competitive, and Bluegreen may not be able to compete successfully;
•	Bluegreen’s business and profitability may be impacted if financing is not available or on favorable terms, or at all;
•

Bluegreen would suffer substantial losses and Bluegreen’s liquidity position could be adversely impacted if an increasing number of customers to whom Bluegreen provides financing default on their obligations;

•

Bluegreen's current indebtedness, or indebtedness it may incur in the future, could adversely impact its financial condition and results of operations, and the terms of Bluegreen's indebtedness may limit its activities;

•	The ratings of third-party rating agencies could adversely impact Bluegreen’s ability to obtain, renew or extend credit facilities, or otherwise raise funds;
•

Bluegreen’s future success depends on its ability to market its products and services successfully and efficiently and Bluegreen’s marketing expenses have increased, and may continue to increase in the future;

•

Bluegreen may not be successful in maintaining or expanding its capital-light business relationships or capital-light activities, including fee based sales and marketing activities, and just-in-time and secondary market sales activities, and such activities may not be profitable, which would have an adverse impact on Bluegreen’s results of operations and financial condition;

•

Bluegreen’s results of operations and financial condition may be materially and adversely impacted if Bluegreen does not continue to participate in exchange networks and other strategic alliances with third parties or if Bluegreen’s customers are not satisfied with the networks in which Bluegreen participates or Bluegreen’s strategic alliances;

•	Bluegreen is subject to certain risks associated with its management of resort properties;
•	Maintenance fees at Bluegreen’s resorts and/or Vacation Club dues may be required to be increased, which could cause its product to become less attractive and could harm business;

•	Bluegreen’s strategic transactions may not be successful and may divert its management’s attention and consume significant resources;
•	Bluegreen is dependent on managers of its affiliated resorts to ensure that those properties meet its customers’ expectations;
•	The resale market for VOIs could adversely affect Bluegreen’s business;
•

Bluegreen is subject to the risks of the real estate market and the risks associated with real estate development, including a decline in real estate values and a deterioration of other conditions relating to the real estate market and real estate development;

•	Environmental liabilities, including claims with respect to mold or hazardous or toxic substances, could have a material adverse impact on Bluegreen’s financial condition and operating results;
•	Bluegreen’s insurance policies may not cover all potential losses;
•	Bluegreen’s operations may be disrupted by a natural disaster, severe weather or terrorist activities;
•

Adverse outcomes in legal or other regulatory proceedings, including claims of noncompliance with applicable regulations or for development related defects, and cease and desist letters associated with the VOI note receivable collections, could adversely affect Bluegreen’s financial condition and operating results;

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

•	Bluegreen’s intellectual property rights, and intellectual property rights of its business partners, are valuable, and the failure to protect those rights could adversely affect its business; and
•	The loss of the services of Bluegreen’s key management and personnel could adversely affect its business.

With respect to BBX Capital Real Estate, the risks and uncertainties include, but are not limited to:

•

The impact of economic, competitive and other factors affecting BBX Capital Real Estate and its assets, including the impact of a decline in real estate values on BBX Capital Real Estate’s business, the value of BBX Capital Real Estate’s assets, the ability of BBX Capital Real Estate’s borrowers to service their obligations and the value of collateral securing BBX Capital Real Estate’s loans;

•	The risk of loan losses and the risks of additional charge-offs, impairments and required increases in the allowance for loan losses;
•	The risk that the assumptions and expectations and the forward looking information provided in the Project Portfolio table will not prove correct;
•	The risks associated with investments in real estate developments and joint ventures include:
o	exposure to downturns in the real estate and housing markets;
o

exposure to risks associated with real estate development activities, including severe weather conditions increasing costs, delaying construction, causing uninsured losses or reducing demand for homes;

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

With respect to the Company’s investment activities in middle market operating businesses, the risks and uncertainties include, but are not limited to:

•

Risks that the business plans will not be successful and that investments in operating businesses and franchises may not achieve the returns anticipated or may not be profitable, including the risks associated with the operations and activities of Renin, BBX Sweet Holdings, and the Company’s MOD franchise operations;

•

Risks that the integration of BBX Sweet Holdings’ recent acquisition of IT’SUGAR, LLC may not be completed on a timely basis, or as anticipated and that the IT’SUGAR acquisition may not be advantageous and the Company may not realize the anticipated benefits of the acquisition;

•

Risks that the recent reorganization of certain BBX Sweet Holdings’ business entities and operations may not achieve anticipated operating efficiencies and that the implementation of strategic alternatives, including the sale of certain subsidiaries, will result in losses;

•	The amount and terms of indebtedness associated with acquisitions and operations may impact the Company’s financial condition and results of operations and limit the Company’s activities;
•	Continued operating losses and the failure of the acquired businesses to meet financial covenants may result in the Company making further capital contributions or advances to the acquired businesses;
•	The risk of impairment losses associated with declines in the value of the Company’s investments in operating businesses or the Company’s inability to recover its investments;
•	The risk of losses associated with excess and obsolete inventory and the risks of additional required reserves for lower of cost or market value losses in inventory;
•	The risk of trade receivable losses and the risks of charge-offs and required increases in the allowance for bad debts;
•	Risk associated with commodity price volatility; and
•	Renin’s operations expose the Company to foreign currency exchange risk of the U.S. dollar compared to the Canadian dollar.

In addition to the risks and factors identified above, reference is also made to the other risks and factors detailed in this report and the other reports filed by the Company with the SEC. The Company cautions that the foregoing factors are not exclusive.

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

Market and Industry Data

Market and industry data used in this Annual Report on Form 10-K have been obtained from Bluegreen’s internal surveys, industry publications, unpublished industry data and estimates, discussions with industry sources and other currently available information. The sources for this data include, without limitation, the American Resort Development Association. Industry publications generally state that the information contained therein has been obtained from sources believed to be reliable, but there can be no assurance as to the accuracy or completeness of such information. Bluegreen has not independently verified such data. Similarly, Bluegreen’s internal surveys, while believed to be reliable, have not been verified by any independent sources. Accordingly, such data may not prove to be accurate. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and uncertainties as the other forward-looking statements contained in this Annual Report on Form 10-K, as described above.

Trademarks, Service Marks and Trade Names

Bluegreen owns or has rights to use a number of registered and common law trademarks, trade names and service marks in connection with its business, including, but not limited to, Bluegreen, Bluegreen Resorts, Bluegreen Vacations, Bluegreen Traveler Plus, Bluegreen Vacation Club, Bluegreen Wilderness Club at Big Cedar and the Bluegreen Logo. This Annual Report on Form 10-K also refers to trademarks, trade names and service marks of other organizations. Without limiting the generality of the preceding sentence, World Golf Village is registered by World Golf Foundation, Inc.; Big Cedar and Bass Pro Shops are registered by Bass Pro Trademarks, LP; Ascend, Ascend Hotel Collection, Ascend Resort Collection, Choice Privileges, Comfort Inn, Comfort Suites, Quality, Sleep Inn, Clarion, Cambria, MainStay Suites, Econo Lodge and Rodeway Inn are registered by Choice Hotels International, Inc.; and Suburban

Extended Stay Hotel is registered by Suburban Franchise Systems, Inc. All trademarks, service marks or trade names referred to in this Annual Report on Form 10-K are the property of their respective holders. Solely for convenience, the trademarks, trade names and service marks referred to in this Annual Report on Form 10-K appear without the ® and ™ symbols, but such references are not intended to indicate in any way that Bluegreen or the owner will not assert, to the fullest extent under applicable law, all rights to such trademarks, trade names and service marks.

Bluegreen’s Business

Bluegreen is a leading vacation ownership company that markets and sells VOIs and manages resorts in top leisure and urban destinations. Bluegreen’s resort network includes 43 Club Resorts (resorts in which owners in the Bluegreen Vacation Club (“Vacation Club”) have the right to use most of the units in connection with their VOI ownership) and 24 Club Associate Resorts (resorts in which owners in Bluegreen’s Vacation Club have the right to use a limited number of units in connection with their VOI ownership). Bluegreen’s Club Resorts and Club Associate Resorts are primarily located in popular, high-volume, “drive-to” vacation locations, including Orlando, Las Vegas, Myrtle Beach and Charleston, among others. Through Bluegreen’s points-based system, the approximately 213,000 owners in Bluegreen’s Vacation Club have the flexibility to stay at units available at any of its resorts and have access to almost 11,000 other hotels and resorts through partnerships and exchange networks. Bluegreen has a robust sales and marketing platform supported by exclusive marketing relationships with nationally-recognized consumer brands, such as Bass Pro and Choice Hotels. These marketing relationships drive sales within its core demographic, which is described below.

Prior to 2009, Bluegreen’s vacation ownership business consisted solely of the sale of VOIs in resorts that it developed or acquired (“developed VOI sales”). While Bluegreen continues to conduct such sales and development activities, Bluegreen now also derives a significant portion of its revenue from its capital-light business model, which utilizes Bluegreen’s expertise and infrastructure to generate both VOI sales and recurring revenue from third parties without the significant capital investment generally associated with the development and acquisition of resorts. Bluegreen’s capital-light business activities include sales of VOIs owned by third-party developers pursuant to which Bluegreen is paid a commission (“fee-based sales”) and sales of VOIs that Bluegreen purchases under just-in-time (“JIT”) arrangements with third-party developers or from secondary market sources. In addition, Bluegreen provides resorts and resort developers with other fee-based services, including resort management, mortgage servicing, title services and construction management. Bluegreen also offers financing to qualified VOI purchasers, which generates significant interest income.

(1)	Excludes “Other Income, Net.”

Bluegreen’s Vacation Club has grown from approximately 170,000 owners as of December 31, 2012 to approximately 213,000 owners as of December 31, 2017. Bluegreen primarily serves a demographic underpenetrated within the vacation ownership industry, as the typical Vacation Club owner has an average annual household income of approximately $77,000 as compared to an industry average of $90,000. According to U.S. census data, households with an annual income of $50,000 to $100,000 represent the largest percentage of the total population (approximately 29%). Bluegreen believes that its ability to effectively scale the transaction size to suit its customer, as well as high-quality, conveniently-located, “drive-to” resorts are attractive to its core target demographic.

Products and Services

Vacation Ownership Interests

Since entering the vacation ownership industry in 1994, Bluegreen has generated over 627,000 VOI sales transactions, including over 124,000 fee-based sales transactions. Bluegreen Vacation Club owners receive an annual or biennial allotment of “points” in perpetuity (supported by an underlying deeded VOI held in trust for the owner) that may be used to stay at any of Bluegreen’s 43 Club Resorts and 24 Club Associate Resorts. Vacation Club owners can use their points to stay in resorts for varying lengths of time, starting at a minimum of two nights. The number of points required for a stay at a resort varies depending on a variety of factors, including resort location, size of the unit, vacation season and the days of the week. Under this system, Vacation Club owners can select vacations according to their schedules, space needs and available points. Subject to certain restrictions and fees, Vacation Club owners are typically allowed to carry over any unused points for one year and to “borrow” points from the next year. Vacation Club owners may also take advantage of various other lodging and vacation opportunities available to them as described under “Value Proposition” below.

Each of Bluegreen’s Club Resorts and Club Associate Resorts is managed by a homeowners association (“HOA”), which is governed by a board of directors or trustees. This board hires a management company to which it delegates many of the rights and responsibilities of the HOA, including landscaping, security, housekeeping, garbage collection, utilities, insurance procurement, laundry and repairs and maintenance. Vacation Club owners pay annual maintenance fees which cover the costs of operating all the resorts in the Vacation Club system, including fees for real estate taxes and reserves for capital improvements. If a Vacation Club owner does not pay such charges, his or her use rights may be suspended and ultimately terminated, subject to the applicable lender’s first mortgage lien, if any, on such owner’s VOI. Bluegreen provides management services to 48 resorts and the Vacation Club through contractual arrangements with HOAs. Bluegreen has a 100% renewal rate on management contracts from Bluegreen’s Club Resorts.

“Value Proposition”

Bluegreen Vacation Club’s points-based platform offers owners significant flexibility. As reflected in the chart below, basic Vacation Club ownership entitles owners to use their points to stay at any of Bluegreen’s 43 Club Resorts and 24 Club Associate Resorts, as well as to access more than 4,300 resorts available through the Resort Condominiums International, LLC (“RCI”) exchange network. For a nominal annual fee and transaction fees, Vacation Club owners can join and utilize Bluegreen’s Traveler Plus program, which enables them to use their points to access an additional 44 direct exchange resorts, for other vacation experiences, such as cruises. Vacation Club owners can convert their Vacation Club points into Choice Privileges points. Choice Privileges points can be used for stays in Choice Hotels. In addition, Traveler Plus members can directly use their Vacation Club points for stays in Choice Hotels’ Ascend Hotel Collection properties, a network of historic and boutique hotels in the United States, Canada, Scandinavia and Latin America. Overall, there are approximately 6,800 hotels in the Choice Hotels network, located in more than 44 countries and territories, and Choice Hotels’ brands include the Ascend Hotel Collection, Comfort Inn, Comfort Suites, Quality, Sleep Inn, Clarion, Cambria Hotels and Suites, MainStay Suites, Suburban Extended Stay Hotel, Econo Lodge and Rodeway Inn. Bluegreen continuously seeks new ways to add value for Bluegreen’s Vacation Club owners, including enhanced product offerings, new resort locations, broader vacation experiences and further technological innovation, all of which are designed to increase guest satisfaction.

Basic ownership[1]:
(100% of owners)

bluegreenvacations

67 quality resorts in popular destinations

RCI

4,300 resorts in 100+ countries

Significant vacation flexibility, including destination, length of stay and borrow-and-save options[2]

bluegreenvacations

The Bluegreen Vacation Club provides access to a variety of destinations and resort types

Optional Traveler Plus™ program:
$59.00 incremental annual fee
(65% of owners)[3]

CHOICE HOTELS

6,800 hotels in 44 countries

NORWEGIAN CRUISE LINE · Carnival · CRYSTAL CRUISES · Royal Caribbean International · Holland America Line

Cruise packages

SELECT CONNECTIONS · prizzma

44 internal direct exchange resorts

interval INTERNATIONAL · Coast to Coast

Additional vacation options

Discounts at various hotels, restaurants, retail and leisure establishments and rental car agencies

(1) Requires annual payment of maintenance fees and club dues to the Vacation Club.
(2) Ability to borrow additional points for 1 year or rollover up to 1 year's worth of points for a one-time fee.
(3) Membership as of December 31, 2017.

Approximately 65% of Vacation Club owners are enrolled in Traveler Plus. During the year ended December 31, 2017, approximately 8% of Vacation Club owners utilized the RCI exchange network.

Vacation Club Resort Locations and Amenities

As shown in the map below, Bluegreen’s Vacation Club resorts are primarily located on the U.S. East Coast and Midwest. The 44 direct-exchange resorts available to Traveler Plus members are concentrated along the West Coast and Hawaii. Together, this provides a broad offering across the United States and the Caribbean.

Hawaii
Aruba
Club Resorts
Club Associate Resorts
Direct Exchange Resorts
Bluegreen/Big Cedar Vacations (Club Resorts)

Vacation Club resorts are primarily “drive-to” resort destinations and approximately 85% of Bluegreen’s Vacation Club owners live within a four-hour drive of at least one of Bluegreen’s resorts. Bluegreen resorts are located in popular vacation destinations, such as Florida, South Carolina, North Carolina, Tennessee, Virginia and Nevada, and represent a diverse mix of resort and urban destinations, allowing Vacation Club owners the ability to customize their vacation experience. In addition, Bluegreen offers its Vacation Club owners access to Caribbean locations, including Aruba.

Bluegreen’s resort network offers a diverse mix of experiences and accommodations. Unlike some of Bluegreen’s competitors that maintain static brand design standards across resorts and geographies, Bluegreen seeks to design resorts that capture the uniqueness of a particular location. Bluegreen’s distinctive resorts are designed to create an authentic experience and connection to their unique and varied locations.

Bluegreen’s resorts typically feature condominium-style accommodations with amenities such as fully equipped kitchens, entertainment centers and in-room laundry facilities. Many resorts feature a clubhouse (including a pool, game room, lounge), hotel-type staff and concierge services.

Bluegreen also owns a 51% interest in Bluegreen/Big Cedar Vacations, which develops, markets and sells VOIs at three premier wilderness-themed resorts adjacent to Table Rock Lake near Branson, Missouri: The Bluegreen Wilderness Club at Big Cedar, The Cliffs at Long Creek and Paradise Point. The remaining 49% interest in Bluegreen/Big Cedar Vacations is held by Big Cedar, LLC, (“BC LLC”), an affiliate of Bass Pro. As a result of Bluegreen’s controlling interest in Bluegreen/Big Cedar Vacations, our consolidated financial statements include the results of operations and financial condition of Bluegreen/Big Cedar Vacations.

Located next to the luxury Big Cedar Lodge, The Bluegreen Wilderness Club is a 40-acre resort overlooking Table Rock Lake with sprawling views of the surrounding Ozarks. Vacation Club owners enjoy a variety of amenities, including a 9,000 square foot clubhouse, lazy river and rock-climbing wall, in addition to full access to the amenities and activities of Big Cedar Lodge.  The Cliffs at Long Creek offers fully furnished homes that can accommodate up to 13 people while providing access to a clubhouse and amenities at The Bluegreen Wilderness Club. Paradise Point offers spacious vacation villas with direct access to Table Rock Lake and the Bass Pro Long Creek Marina.

Vacation Club Resorts

	Club Resorts	Location	Total units (1)	Managed by Bluegreen (2)	Fee-Based or JIT sales (3)	Sales center (7)
1	Cibola Vista Resort and Spa	Peoria, Arizona	288	✓	✓
2	La Cabana Beach Resort & Casino(4)	Oranjestad, Aruba	449	✓
3	The Club at Big Bear Village	Big Bear Lake, California	38	✓	✓
4	The Innsbruck Aspen	Aspen, Colorado	17	✓
5	Via Roma Beach Resort	Bradenton Beach, Florida	28	✓
6	Daytona SeaBreeze	Daytona Beach Shores, Florida	78	✓		✓
7	Resort Sixty-Six	Holmes Beach, Florida	28	✓
8	The Hammocks at Marathon	Marathon, Florida	58	✓
9	The Fountains	Orlando, Florida	745	✓	✓	✓
10	Orlando’s Sunshine Resort I & II	Orlando, Florida	84	✓
11	Casa del Mar Beach Resort	Ormond Beach, Florida	118	✓
12	Grande Villas at World Golf Village & The Resort at World Golf Village	St. Augustine, Florida	214	✓		✓
13	Bluegreen at Tradewinds	St. Pete Beach, Florida	162	✓	✓	✓
14	Solara Surfside	Surfside, Florida	60	✓		✓
15	Studio Homes at Ellis Square	Savannah, Georgia	28	✓	✓	✓
16	The Hotel Blake	Chicago, Illinois	162	✓	✓
17	Bluegreen Club La Pension	New Orleans, Louisiana	64	✓		✓
18	The Soundings Seaside Resort	Dennis Port, Massachusetts	69	✓	✓
19	Mountain Run at Boyne	Boyne Falls, Michigan	204	✓		✓
20	The Falls Village	Branson, Missouri	293	✓		✓
21	Paradise Point Resort(5)	Hollister, Missouri	150	✓
22	Bluegreen Wilderness Club at Big Cedar(5)	Ridgedale, Missouri	427	✓		✓
23	The Cliffs at Long Creek(5)	Ridgedale, Missouri	62	✓
24	Bluegreen Club 36	Las Vegas, Nevada	478	✓		✓
25	South Mountain Resort	Lincoln, New Hampshire	110	✓	✓	✓
26	Blue Ridge Village	Banner Elk, North Carolina	132	✓
27	Club Lodges at Trillium	Cashiers, North Carolina	30	✓	✓
28	The Suites at Hershey	Hershey, Pennsylvania	78	✓
29	The Lodge Alley Inn	Charleston, South Carolina	90	✓		✓
30	King 583	Charleston, South Carolina	50	✓	✓
31	Carolina Grande	Myrtle Beach, South Carolina	118	✓		✓
32	Harbour Lights	Myrtle Beach, South Carolina	324	✓		✓
33	Horizon at 77th	Myrtle Beach, South Carolina	88	✓	✓
34	SeaGlass Tower	Myrtle Beach, South Carolina	136	✓
35	Shore Crest Vacation Villas I & II	North Myrtle Beach, South Carolina	240	✓		✓
36	MountainLoft I & II	Gatlinburg, Tennessee	394	✓		✓
37	Laurel Crest	Pigeon Forge, Tennessee	298	✓		✓
38	Shenandoah Crossing	Gordonsville, Virginia	128	✓		✓
39	Bluegreen Wilderness Traveler at Shenandoah	Gordonsville, Virginia	145	✓
40	BG Patrick Henry Square	Williamsburg, Virginia	91	✓	✓	✓
41	Parkside Williamsburg Resort	Williamsburg, Virginia	89	✓	✓
42	Bluegreen Odyssey Dells	Wisconsin Dells, Wisconsin	92	✓
43	Christmas Mountain Village	Wisconsin Dells, Wisconsin	381	✓		✓
		Total Units	7,318

	Club Associate Resorts	Location	Managed by Bluegreen (2)	Fee-Based or JIT sales (3)
1	Paradise Isle Resort	Gulf Shores, Alabama
2	Shoreline Towers Resort	Gulf Shores, Alabama
3	Dolphin Beach Club	Daytona Beach Shores, Florida	✓
4	Fantasy Island Resort II	Daytona Beach Shores, Florida	✓
5	Mariner’s Boathouse and Beach Resort	Fort Myers Beach, Florida
6	Tropical Sands Resort	Fort Myers Beach, Florida
7	Windward Passage Resort	Fort Myers Beach, Florida
8	Gulfstream Manor	Gulfstream, Florida	✓
9	Outrigger Beach Club	Ormond Beach, Florida
10	Landmark Holiday Beach Resort	Panama City Beach, Florida
11	Ocean Towers Beach Club	Panama City Beach, Florida
12	Panama City Resort & Club	Panama City Beach, Florida
13	Surfrider Beach Club	Sanibel Island, Florida
14	Petit Crest Villas and Golf Club Villas at Big Canoe	Marble Hill, Georgia
15	Pono Kai Resort	Kapaa (Kauai), Hawaii
16	The Breakers Resort	Dennis Port, Massachusetts	✓	✓
17	Lake Condominiums at Big Sky	Big Sky, Montana
18	Foxrun Townhouses	Lake Lure, North Carolina
19	Sandcastle Village II	New Bern, North Carolina
20	Waterwood Townhouses	New Bern, North Carolina
21	Bluegreen at Atlantic Palace	Atlantic City, New Jersey
22	The Manhattan Club	New York, New York		✓
23	Players Club	Hilton Head Island, South Carolina
24	Blue Water Resort at Cable Beach(6)	Nassau, Bahamas	✓	✓

(1)	Represents the total number of units at the Club Resort. Owners in the Vacation Club have the right to use most of the units at each Club Resort in connection with their VOI ownership.
(2)	This resort is managed by Bluegreen Resorts Management, Inc., Bluegreen’s wholly-owned subsidiary (“Bluegreen Resorts Management”).
(3)

This resort, or a  portion thereof, was developed by third-parties, and Bluegreen has sold VOIs on their behalf or have arrangements to acquire such VOIs as part of Bluegreen’s capital-light business strategy.

(4)

This resort is managed by Casa Grande Cooperative Association I, which has contracted with Bluegreen Resorts Management to provide management consulting services to the resort. The services provided by Bluegreen Resorts Management to this resort pursuant to such agreement are similar in nature to, but less extensive than, the services provided by Bluegreen or its subsidiaries to the other resorts listed in the table as “Managed by Bluegreen.”

(5)	This resort is developed, marketed and sold by Bluegreen/Big Cedar Vacations.
(6)	This resort is currently closed for renovation in order to repair hurricane damage.
(7)

In addition to the sales centers listed in the table, Bluegreen also operates additional sales centers in Myrtle Beach, South Carolina; Memphis, Tennessee and Sevierville, Tennessee, each of which is in close proximity to several of Bluegreen’s resorts.

Marketing and Sale of Inventory

VOI sales are typically generated by attracting prospective customers to tour a resort and attend a sales presentation. Bluegreen’s sales and marketing platform utilizes a variety of methods to generate new owner prospects, drive tour flow and sell VOIs in its Vacation Club. Bluegreen utilizes marketing alliances with nationally-recognized brands, which provide exclusive access to venues which target consumers generally matching Bluegreen’s core demographic. In addition, Bluegreen sources sales prospects through programs which generate leads at high-traffic venues and in high-density tourist locations and events, as well as from telemarketing and referrals from existing owners and exchangers and renters staying at Bluegreen’s properties.

Many of Bluegreen’s programs involve the sale of a discounted vacation package that typically includes a two to three night stay in close proximity to one of Bluegreen’s resort sales offices and requires participation in a sales presentation (a sales tour). Vacation packages are typically sold either in retail establishments, such as Bass Pro stores and outlet malls, or via telemarketing. During the year ended December 31, 2017, Bluegreen sold over 245,000 vacation packages and 48% of Bluegreen’s VOI sales were derived from vacation packages. As of December 31, 2017, Bluegreen had a pipeline of over 199,000 vacation packages sold, which typically convert to tours at a rate of 54%.

Bluegreen has an exclusive marketing agreement with Bass Pro, a nationally-recognized retailer of fishing, marine, hunting, camping and sports gear, that provides Bluegreen with the right to market and sell vacation packages at kiosks in each of Bass Pro’s retail locations. As of December 31, 2017, Bluegreen sold vacation packages in 68 of Bass Pro’s stores. Bass Pro has a loyal customer base that strongly matches Bluegreen’s core demographic. Under the agreement, Bluegreen also has the right to market VOIs in Bass Pro catalogs and on its website, and to access Bass Pro’s customer database. In exchange, Bluegreen compensates Bass Pro based on VOI sales generated through the program. No compensation is paid to Bass Pro under the agreement on sales made at Bluegreen/Big Cedar Vacations’ resorts. During the years ended December 31, 2017, 2016 and 2015, VOI sales to prospects and leads generated by the agreement with Bass Pro accounted for approximately 15%, 16% and 20%, respectively, of Bluegreen’s VOI sales volume. Bluegreen’s marketing alliance with Bass Pro originated in 2000, has been renewed twice and currently runs through 2025.

Bluegreen has an exclusive strategic relationship with Choice Hotels that covers several areas of its business, including a sales and marketing alliance that enables it to leverage Choice Hotels’ brands, customer relationships and marketing channels to sell vacation packages. Vacation packages are sold through customer reservation calls transferred to Bluegreen from Choice and through outbound telemarketing methods utilizing Choice’s customer database. In addition, 36 of Bluegreen’s resorts are part of Choice’s Ascend Hotel Collection, which provides Bluegreen with the opportunity to market to Choice Hotel guests staying at its resorts. Bluegreen’s strategic relationship with Choice Hotels originated in 2013 and was extended in August 2017 for a term of 15 years, with an additional 15-year renewal term thereafter unless either party elects not to renew the arrangement.

In addition, Bluegreen generates leads and sells vacation packages through its relationships with various other retail operators and entertainment providers. As of December 31, 2017, Bluegreen had kiosks in 19 outlet malls, strategically selected based on proximity to major vacation destinations and strong foot traffic of consumers matching its core target demographic. Bluegreen generates vacation package sales from these kiosks. Bluegreen also generates leads at malls, outlets and high-density locations or events, where contact information for sales prospects is obtained through raffles, giveaways and other attractions. Bluegreen then seeks to sell vacation packages to such prospects, including through telemarketing efforts or third-party vendors. As of December 31, 2017, Bluegreen had lead generation operations in over 500 locations.

Bluegreen believes that its diverse strategic marketing alliances (including those with Bass Pro, Choice Hotels and other retail operators and entertainment providers) deliver a strategic advantage over certain competitors that rely primarily on relationships with their affiliated hotel brands to drive lead generation and new owner growth. Bluegreen has experience in identifying marketing partners with brands that attract Bluegreen’s targeted owner demographic and building successful marketing relationships with those partners. Bluegreen also attempts to structure these marketing alliances to compensate its partners with success-based payments, rather than flat fees for the use of their brand or facilities for lead generation. Bluegreen believes that the variety in its marketing relationships has facilitated a healthy mix of new owner sales vs. existing owner sales that compare favorably to its competitors. During the year ended December 31, 2017, 51% of Bluegreen’s VOI sales were to new owners.

In addition to attracting new customers, Bluegreen also seeks to sell additional VOI points to its existing Vacation Club owners. These sales generally have lower marketing costs and result in higher operating margins than sales generated through other marketing channels. During the years ended December 31, 2017, 2016 and 2015, sales to existing Vacation Club owners accounted for 49%, 46% and 48%, respectively, of Bluegreen’s system-wide sales of VOIs, net. Bluegreen targets a balanced mix of new customer and existing Vacation Club owner sales to drive sustainable long-term growth. The number of owners in Bluegreen’s Vacation Club has increased at a 5% compound annual growth rate between 2012 and 2017, from approximately 170,000 owners as of December 31, 2012 to approximately 213,000 owners as of December 31, 2017.

Bluegreen operates 23 sales offices, typically located adjacent to its resorts and staffed with sales representatives and sales managers. As of December 31, 2017, Bluegreen had over 3,000 employees dedicated to VOI sales and marketing. Bluegreen utilizes a uniform sales process, offers ongoing training for its sales personnel and maintains strict quality control policies. During the year ended December 31, 2017, 91% of Bluegreen’s sales were generated from 16 of its sales offices, which focus on both new customer and existing Vacation Club owner sales. Bluegreen’s remaining 7 sales offices are primarily focused on sales to existing Vacation Club owners staying at the respective resort. In addition, Bluegreen utilizes its telesales operations to sell VOIs to Vacation Club owners.

Flexible Business Model

Bluegreen’s business model is designed to give it flexibility to capitalize on opportunities and adapt to changing market environments. Bluegreen has the ability to adjust its targeted mix of capital-light vs. developed VOI sales, sales to new customers vs. existing Vacation Club owners, and cash vs. financed sales. While Bluegreen may pursue opportunities that impact its short-term results, Bluegreen’s long-term goal is to achieve sustained growth while maximizing earnings and cash flow.

Note: Cash sales represent the portion of Bluegreen’s system-wide sales of VOIs, net that is received from the customer in cash within 30 days of purchase.

VOI Sales Mix

Bluegreen’s VOI sales include:

•	Fee-based sales of VOIs owned by third-party developers pursuant to which Bluegreen is paid a commission;
•	JIT sales of VOIs Bluegreen acquires from third-party developers in close proximity to when Bluegreen intends to sell such VOIs;
•	Secondary market sales of VOIs Bluegreen acquires from HOAs or other owners; and
•	Developed VOI sales, or sales of VOIs in resorts that Bluegreen develops or acquires (excluding inventory acquired pursuant to JIT and secondary market arrangements).

Fee-Based Sales

Bluegreen offers sales and marketing services to third-party developers for a commission. Under these fee-based sales arrangements, which are typically entered into on a non-committed basis, Bluegreen sells the third-party developers’ VOIs as Vacation Club interests through its sales and marketing platform. Bluegreen also provides third-party developers with administrative services, periodic reporting and analytics through its proprietary software platform. Bluegreen seeks to structure the fee for these services to cover selling and marketing costs, plus an operating profit. Historically Bluegreen has targeted a commission rate of 65% to 75% of the VOI sales price. Notes receivable originated in connection with fee-based sales are held by the third-party developer and, in certain cases, are serviced by Bluegreen for an additional fee. In connection with fee-based sales, Bluegreen is not at risk for development financing and has no capital requirements, thereby increasing return on invested capital. Bluegreen also typically obtains the HOA management contract associated with these resorts.

Just-In-Time (JIT) Sales

Bluegreen enters into JIT inventory acquisition agreements with third-party developers that allow Bluegreen to buy VOI inventory in close proximity to when Bluegreen intends to sell such VOIs. While Bluegreen typically enters into such arrangements on a non-committed basis, Bluegreen may engage in committed arrangements under certain circumstances. Similar to fee-based sales, JIT sales do not expose Bluegreen to risks for development financing. However, unlike fee-based sales, Bluegreen holds the consumer finance receivables originated in connection with JIT sales. While JIT sales accounted for only 4% of system-wide sales of VOIs, net for the year ended December 31, 2017, JIT arrangements are often entered into in connection with fee-based sales arrangements.

Secondary Market Sales

Bluegreen acquires VOI inventory from HOAs and other owners generally on a non-committed basis. These VOIs are typically obtained by the applicable HOA through foreclosure or termination in connection with HOA maintenance fee defaults. Accordingly, Bluegreen generally purchases VOIs from secondary market sources at a greater discount to retail price compared to developed VOI sales and JIT sales. During the year ended December 31, 2017, secondary market sales accounted for 16% of Bluegreen’s system-wide sales of VOIs, net.

Developed VOI Sales

Developed VOI sales are sales of VOIs in resorts that Bluegreen has developed or acquired (excluding inventory acquired pursuant to JIT and secondary market arrangements). During the year ended December 31, 2017, developed VOI sales accounted for 26% of Bluegreen’s system-wide sales of VOIs, net. Bluegreen holds the notes receivable originated in connection with developed VOI sales. Bluegreen also typically obtains the HOA management contract associated with these resorts.

Future VOI Sales

Completed VOI inventory increases or decreases from period to period due to the acquisition of inventory through JIT and secondary market arrangements, development of new VOI units, reacquisition of VOIs through notes receivable defaults and changes to sales prices and completed sales. As of December 31, 2017 and 2016, Bluegreen owned completed VOI inventory (excluding units not currently being marketed as VOIs, including model units) and had access to additional completed VOI inventory through fee-based and JIT arrangements as follows (dollars are in thousands and represent the then-estimated retail sales value):

	As of December 31,
Inventory Source	2017	2016
Owned completed VOI inventory	$754,961	$548,076
Inventory accessible through fee-based
and JIT arrangements	401,906	503,820
Total	$1,156,867	$1,051,896

Based on current estimates and expectations, Bluegreen believes this inventory, combined with inventory being developed by Bluegreen or its third-party developer clients, and inventory that Bluegreen may reacquire in connection with mortgage and maintenance fee defaults, can support Bluegreen’s VOI sales at its current levels for over three years. Bluegreen maintains relationships with numerous third-party developers and expect additional fee-based and JIT relationships to continue to provide high-quality VOI inventory to support its sales efforts. In addition, Bluegreen is focused on strategically expanding its inventory through development at five of its resorts over the next several years. Bluegreen intends to continue to strategically evaluate opportunities to develop or acquire VOI inventory in key strategic markets where Bluegreen identifies growing demand and has already established marketing and sales networks.

During the years ended December 31, 2017 and 2016, the estimated retail sales value and cash purchase price of the VOIs Bluegreen acquired through secondary market arrangements were as follows (dollars in thousands):

	Years Ended December 31,
	2017	2016
Estimated retail sales value	$243,084	$169,848
Cash purchase price	$12,721	$7,555

In addition to inventory acquired through secondary market arrangements and in connection with notes receivable defaults, Bluegreen expects to acquire inventory through six JIT arrangements during 2018, four of which provide for committed purchases for 2018, and development activities. Development activities currently consist primarily of additional VOI units being developed at The Cliffs at Long Creek in Ridgedale, Missouri, and at the Fountains in Orlando, Florida.

Management and Other Fee-Based Services

Bluegreen earns recurring management fees for providing services to HOAs. These management services include oversight of housekeeping services, maintenance and certain accounting and administrative functions. Bluegreen believes its management contracts yield highly predictable cash flows that do not have the traditional risks associated with hotel management contracts that are linked to daily rate or occupancy. Bluegreen’s management contracts are typically structured as “cost-plus” management fees, which means Bluegreen generally earns fees equal to 10% to 12% of the costs to operate the applicable resort and have an initial term of three years with automatic one-year renewals. As of December 31, 2017, Bluegreen provided management services to 48 resorts. Bluegreen also earns recurring management fees for providing services to the Vacation Club. These services include managing the reservation system and providing owner billing and collection services. Bluegreen’s management contract with the Vacation Club provides for reimbursement of its costs plus a fee equal to $10 per VOI owner. Bluegreen may seek to expand its management services business, including to provide hospitality management services to hotels for third parties.

In addition to HOA and club management services, which provide a recurring stream of revenue, Bluegreen provides other fee-based services that produce revenues without the significant capital investment generally associated with the development and acquisition of resorts. These services include, but are not limited to, title and escrow services for fees in connection with the closing of VOI sales, servicing notes receivable held by third parties, typically for a fee equal to 1.5% to 2.5% of the principal balance of the serviced portfolio, and construction management services for third-party developers, typically for fees equal to 3% of the cost of construction of the project. Bluegreen also receives revenues from retail and food and beverage outlets at certain resorts.

Customer Financing

Bluegreen generally offers qualified purchasers financing for up to 90% of the purchase price of VOIs. The typical financing provides for a term of ten years and a fixed interest rate that is determined by the FICO score of the borrower, and the amount of the down payment and existing ownership. Purchasers may receive an additional 1% discount in the interest rate by participating in Bluegreen’s pre-authorized payment plan. As of December 31, 2017, 95% of Bluegreen’s serviced VOI notes receivable participated in Bluegreen’s pre-authorized payment plan. During the year ended December 31, 2017, the weighted-average interest rate on Bluegreen’s VOI notes receivable was 15.3%. Bluegreen’s typical VOI note receivable has a term of ten years, has a fixed interest rate, is fully amortizing in equal installments, and may be prepaid without penalty.

VOI purchasers are generally required to make a down payment of at least 10% of the sales price. As part of Bluegreen’s continued efforts to manage operating cash flows, Bluegreen incentivize its sales associates to encourage cash sales and higher down payments on financed sales, with a target of 40-45% of the VOI sales price collected in cash. Bluegreen also promotes a point-of-sale credit card program sponsored by a third-party financial institution. As a result of these efforts, Bluegreen has increased both the percentage of sales that are fully paid in cash and the average down payment on financed sales. Including down payments received on financed sales, approximately 39% of Bluegreen’s system-wide sales of VOIs, net during the year ended December 31, 2017 were paid in cash within approximately 30 days from the contract date.

See “Sales/Financing of Receivables” below for additional information regarding Bluegreen’s receivable financing activities.

Loan Underwriting

Bluegreen generally does not originate financing to customers with FICO scores below 575. Bluegreen may provide financing to customers with no FICO score if the customer makes a minimum required down payment of 20%. For loans made during 2017, the borrowers’ weighted-average FICO score after a 30-day, “same as cash” period from the point of sale was 724. Further information is set forth in the following table:

FICO Score	Percentage of originated and serviced VOI receivables (1)
<600	2.0%
600 - 699	33.0%
700+	65.0%

(1)	Excludes loans for which the obligor did not have a FICO score. For 2017, approximately 1% of Bluegreen’s VOI notes receivable related to financing provided to borrowers with no FICO score.

Collection Policies

Financed VOI sales originated by Bluegreen typically utilize a note and mortgage. Collection efforts related to these VOI loans are managed by Bluegreen. Bluegreen’s collectors are incentivized through a performance-based compensation program.

Bluegreen generally makes collection efforts with respect to Vacation Club owners with outstanding loans secured by their VOI by mail, telephone and in certain cases, email (as early as 15 days past due). Telephone contact generally commences when an account is as few as approximately ten days past due. At 30 days past due, Bluegreen mails a collection letter to the owner, if a U.S. resident, advising that if the loan is not brought current, the delinquency will be reported to a credit reporting agency. At 60 days past due, Bluegreen mails a letter to the owner advising that he or she may be prohibited from making future reservations for lodging at a resort. At 90 days past due, Bluegreen stops the accrual of, and reverse previously accrued but unpaid, interest on the note receivable and mails a notice informing the owner that unless the delinquency is cured within 30 days, Bluegreen will terminate the underlying VOI ownership. If an owner fails to bring the account current within the given timeframe, the loan is defaulted and the owner’s VOI is terminated. In that case, Bluegreen mails a final letter, typically at approximately 120 days past due, notifying the owner of the loan default and the termination of his or her beneficial interest in the VOI property. Thereafter, Bluegreen seeks to resell the VOI to a new purchaser.

Allowance for Credit Losses

Under vacation ownership accounting rules, Bluegreen estimates uncollectible VOI notes receivable based on historical amounts for similar VOI notes receivable and do not consider the value of the underlying collateral. Bluegreen holds large pools of homogeneous VOI notes receivable and assess uncollectibility based on pools of receivables. In estimating future credit losses, Bluegreen evaluates a combination of factors, including a static pool analysis, the aging of the respective receivables, current default trends, prepayment rates by origination year and the borrowers’ FICO scores.

Substantially all defaulted VOI notes receivable result in the holder of such receivable acquiring the related VOI that secured such receivable, typically soon after default and at little or no cost. The reacquired VOI is then available for resale in the normal course of business.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information about the performance of Bluegreen’s notes receivable portfolio.

Sales/Financing of Receivables

Bluegreen’s ability to sell or borrow against its VOI notes receivable has historically been an important factor in meeting its liquidity requirements. The vacation ownership business generally involves sales where a buyer is only required to pay 10% of the purchase price up front, while at the same time selling and marketing expenses related to such sales are primarily cash expenses that exceed the down payment amount. For the year ended December 31, 2017, Bluegreen’s sales and marketing expenses totaled approximately 52% of system-wide sales of VOIs, net. Accordingly, having facilities for the sale or hypothecation of VOI notes receivable, along with periodic term securitization transactions, has been a critical factor in meeting Bluegreen’s short and long-term cash needs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information about Bluegreen’s VOI notes receivable purchase facilities and term securitizations.

Receivables Servicing

Receivables servicing includes collecting payments from borrowers and remitting the funds to the owners, lenders or investors in such receivables, accounting for principal and interest on such receivables, making advances when required, contacting delinquent borrowers, terminating a Vacation Club ownership in the event that defaults are not timely remedied and performing other administrative duties.

Bluegreen receives fees for servicing its securitized notes receivable and these fees are included as a component of interest income. Additionally, Bluegreen earns servicing fee income from third-party developers in connection with its servicing of their loan portfolios under certain fee-based services arrangements, which is netted against the cost of Bluegreen’s mortgage servicing operations.

Bluegreen’s Core Operating and Growth Strategies

Grow VOI sales

Bluegreen’s goal is to utilize its sales and marketing platform to continue its strong history of VOI sales growth through the expansion of existing alliances, continued development of new marketing programs and additional VOI sales to its existing Vacation Club owners. Bluegreen believes there are a number of opportunities within its existing marketing alliances to drive future growth, including the expansion of its marketing efforts with Bass Pro to include programs focused on Bass Pro’s e-commerce platform. In addition, through Bluegreen’s agreement with Choice Hotels, Bluegreen plans to enhance its marketing program through further penetration of Choice Hotels’ digital and call-transfer programs. In addition to existing programs, Bluegreen plans to utilize its sales and marketing expertise to continue to identify unique marketing relationships with nationally-recognized brands that resonate with its core demographic. In addition, Bluegreen actively seeks to sell additional VOI points to its existing Vacation Club owners, which typically involve significantly lower marketing costs and have higher conversion rates compared to sales to new customers. Bluegreen is also committed to continually expanding and updating its sales offices to more effectively convert tours generated from its marketing programs into sales. In addition, Bluegreen seeks to identify high traffic resorts where it believes increased investment in sales office infrastructure will yield strong sales results.

Continue to enhance Bluegreen’s Vacation Club experience

Bluegreen believes its Vacation Club offers owners exceptional value. Bluegreen’s Vacation Club offers owners access to its 43 Club Resorts and 24 Club Associate Resorts in premier vacation destinations, as well as access to approximately 11,000 other hotels and resorts and other vacation experiences, such as cruises, through partnerships and exchange networks. Bluegreen continuously seeks new ways to add value and flexibility to its Vacation Club membership and enhance the vacation experience of its Vacation Club owners, including the addition of new destinations, the expansion of its exchange programs and the addition of new partnerships to offer increased vacation options. Bluegreen also continuously seeks to improve its technology, including websites and applications, to enhance its Vacation Club owners’ experiences. Bluegreen believes this focus, combined with its high-quality customer service, will continue to enhance the Vacation Club experience, driving sales to new owners and additional sales to existing Vacation Club owners.

Grow high-margin, cash generating businesses

Bluegreen seeks to continue to grow its ancillary businesses, including resort management, title services and loan servicing. Bluegreen believes these businesses can grow with little additional investment in infrastructure and potentially produce high-margin revenues.

Increase sales and operating efficiencies across all customer touch-points

Bluegreen actively seeks to improve its operational execution across all aspects of its business. In Bluegreen’s sales and marketing platform, Bluegreen utilizes a variety of screening methods and data-driven analyses to attract high-quality prospects to its sales offices in an effort to increase Volume Per Guest (“VPG”), an important measure of sales efficiency. Bluegreen also continues to test new and innovative methods to generate sales prospects with a focus on increasing cost efficiency. In connection with its management services and consumer financing activities, Bluegreen will continue to leverage its size, infrastructure and expertise to increase operating efficiency and profitability. In addition, as Bluegreen expands, Bluegreen expect to gain further operational efficiencies by streamlining its support operations, such as call centers, customer service, administration and information technology.

Maintain operational flexibility while growing the business

Bluegreen believes it has built a flexible business model that allows it to capitalize on opportunities and adapt to changing market environments. Bluegreen intends to continue to pursue growth through a balanced mix of capital-light sales vs. developed VOI sales, sales to new customers vs. sales to existing Vacation Club owners and cash sales vs. financed sales. While Bluegreen may from time to time pursue opportunities that impact its short-term results, Bluegreen’s long-term goal is to achieve sustained growth while maximizing earnings and cash flow.

Pursue strategic transactions

As part of a growth strategy, Bluegreen may seek acquisitions of other VOI companies, resort assets, sales and marketing platforms, management companies and contracts, and other assets, properties and businesses, including where Bluegreen believes significant synergies and cost savings may be available. Bluegreen may choose to pursue acquisitions directly or in partnership with third-party developers or others, including pursuant to arrangements where third-party developers purchase the resort assets and Bluegreen sell the VOIs in the acquired resort on a commission basis. Bluegreen has a long history of successfully identifying, acquiring and integrating complementary businesses, and believes its flexible sales and marketing platform enables Bluegreen to complete these transactions in a variety of economic conditions.

Industry Overview

The vacation ownership, or timeshare, industry is one of the fastest growing segments of the global travel and tourism sector. By purchasing a VOI, the purchaser typically acquires either (i) a fee simple interest in a property (or collection of properties) providing annual usage rights at the owner’s home resort (where the owner’s VOI is deeded), or (ii) an annual or biennial allotment of points that can be redeemed for stays at properties included in the vacation ownership company’s resort network or for other vacation options available through exchange programs. Compared to hotel rooms, vacation ownership units typically offer more spacious floor plans and residential features, such as living rooms, fully equipped kitchens and dining areas. Compared to owning a vacation home in its entirety, the key advantages of vacation ownership products typically include a lower up-front acquisition cost and annual expenses, resort-style features and services and, often, an established infrastructure to exchange usage rights for stays across multiple locations.

The vacation ownership industry was historically highly fragmented, with a large number of local and regional resort developers and operators having small resort portfolios of varying quality. Bluegreen believes that growth in the vacation ownership industry has been driven by increased interest from resort developers and globally-recognized lodging and entertainment brands, increased interest from consumers seeking flexible vacation options, continued product evolution and geographic expansion. In 2016, more than 9.2 million families (approximately 6.9% of U.S. households) owned at least one VOI and VOI sales have grown 800% over the last 30 years.

While the majority of VOI owners are over the age of 45, new owners are, on average, approximately 5 years younger. VOI owners have an average annual household income of $81,000 and 84% of VOI owners own their own home.

BBX Capital Real Estate

Overview

BBX Capital Real Estate’s primary activities include the acquisition, development, ownership, and management of real estate and investments in real estate joint ventures. BBX Capital Real Estate also manages the legacy assets acquired by BCC in connection with the BankAtlantic Sale. The legacy assets include portfolios of loans receivable, real estate properties, and loans previously charged-off by BankAtlantic.

Strategy

BBX Capital Real Estate’s strategy is focused on:

•	Identifying and acquiring or developing real estate, including rental apartment communities, housing communities, and commercial properties;
•	Identifying and investing in opportunistic real estate joint ventures with third party developers; and
•	Continuing to monetize the remaining legacy asset portfolio through loan repayments, collections, sales, development, or joint venture projects.

Project Portfolio

BBX Capital Real Estate’s portfolio currently includes investments in the following real estate development projects and operating properties either through joint ventures or wholly-owned developments.  A more detailed description of each investment follows this table:

Asset Name	Project Size	Status	Start Date	Expected Exit/Sales Date(3)	Carrying Amount of Investment(2) (in millions)	Remaining Investment(3) (in millions)	Estimated Future Proceeds(3) (in millions)
Multifamily Apartment Developments
Altis at Kendall Square (1)	Retail Parcel	Pending sale of retail parcel (Completed – 321 Apartments sold in 2016)	2013	2018	$0.1	-	$1.4 - $1.6
Addison on Millenia (1)	292 Apartments	Completed – Pending rent stabilization	2015	2018	$5.5	-	$10.7 - $11.9
Altis at Lakeline (1)	354 Apartments	Completed – Pending rent stabilization	2014	2018	$4.2	-	$6.7 - $7.4
Altis at Bonterra (1)	314 Apartments	Completed – Pending rent stabilization	2015	2019	$16.9	-	$33.7 - $37.3
Altis at Shingle (1)	356 Apartments	Under Development	2016	2019	$0.4	-	$1.2 - $1.4
Altis at Grand Central (1)	314 Apartments	Under Development	2017	2021	$1.9	-	$2.8 - $3.1
Altis at Promenade (1)	338 Apartments	Under Development	2017	2021	$1.0	-	$1.9 - $2.1
Single Family Developments
Bonterra CC Homes (1)	394 Homes	Completed	2014	2018	$0.5	-	$0.5 - $0.6
Village at Victoria Park (1)	30 Homes	Under Development – 11 units under contract	2013	2018	$1.6	-	$3.1 - $3.4
Centra Falls (1)	89 Townhomes	Under Development – 6 units under contract	2015	2018	$0.2	-	$0.2 - $0.3
Centra Falls West (1)	61 Townhomes	Under Development – 48 units under contract	2016	2018 - 2019	$0.6	-	$0.7 - $0.8
Chapel Grove Townhomes (1)	125 Townhomes	Under Development	2017	2018 - 2019	$4.9	-	$6.2 - $6.5
Beacon Lake (1)(5)	1,476 Lots	Under Development	2016	2018 - 2025	$26.8	TBD	TBD
Miramar CC Homes (1)	193 Homes	Predevelopment	2015	TBD	$1.2	TBD	TBD
Retail Developments
Gardens on Millenia Retail JV (1)	142,000 SF	Completed – Anchor space sold in 2017 / Pending sale of additional retail space	2015	2018	$5.2	-	$5.2 - $5.5
Gardens on Millenia Land	2 Outparcels	Completed – Pending sale of final outparcel	2013	TBD	$1.2	-	$2.4 - $2.6
Mixed Use Developments
PGA Pod B (1)	145,000 SF	Completed – two office buildings available for sale - one office building under contract	2013	2018	$1.9	-	$5.6 - $6.2
PGA Pods A&C	18 Acres	Under Development – Pending sale of developed land	2014	2020	$5.7	$1.8 - $2.2	$7.1 - $7.9
Bayview Site (1)	3 Acres	Predevelopment	2014	TBD	$1.5	TBD	TBD
Operating Properties
Villa San Michele	272 Beds (82 Units)	Sold January 2018	2014	2018	$6.2	-	9.3
RoboVault (4)	90,000 SF Storage Facility	Completed – Pending rent stabilization	2013	2021	$7.0	-	$13.4 - $14.8

(1)

These assets represent investments in real estate ventures that are not consolidated into our financial statements.  See Note 10 – Investments in Unconsolidated Real Estate Joint Ventures under Item 8 included in this report for additional information regarding these investments.

(2)

For our consolidated investments, the carrying amount of our investment represents the carrying amount of the real asset associated with the applicable project and for our other investments, which are unconsolidated real estate joint ventures, the carrying amount of our investment represents our investment in the applicable joint venture recognized under the equity method of accounting.

(3)

The above information under the headings “Expected Sales Date,” “Remaining Investment,” and “Estimated Future Proceeds” is forward looking and inherently uncertain. The information is based on our current assumptions and expectations which are largely based on factors not within our control. These factors include, but are not limited to, economic conditions generally and conditions that affect the project in particular, the performance of our joint venture partners in managing the projects, potential overruns in development and operating costs, tenant demand for retail, storage and multifamily rental units, buyer demand for single family housing, and the values of the underlying real estate upon sale or exit.  Accordingly, there is no assurance that we will achieve results consistent with this forward looking information, and our actual results could differ materially from the information provided.  For a discussion of other factors that may impact our actual results, and additional risks and uncertainty related to BBX Capital Real Estate’s projects, see the risks, uncertainties and cautionary factors discussed elsewhere in this Annual Report on Form 10-K.

(4)	RoboVault generated revenue of $1.2 million during the year ended December 31, 2017.
(5)

A portion of the carrying amount of the Beacon Lake investment was funded by Community Development Bonds.  A pro rata portion of the Community Development Bond obligations attaches to each parcel in the development and BBX Capital will be responsible for making payments from time to time subject to future sale of the parcels.

Multifamily Apartment Developments

Altis at Kendall Square, LLC (“Altis at Kendall Square”)

In March 2013, the Company invested $1.3 million as one of a number of investors in a joint venture with The Altman Companies (“Altman”) to develop Altis at Kendall Square, a 321 unit multifamily apartment development comprised of twelve three-story apartment buildings, a retail parcel, and a clubhouse located in Kendall, Florida. During the year ended December 31, 2016, the joint venture sold the apartment buildings and clubhouse, and the Company recognized $3.1 million of equity earnings and received $3.7 million of distributions from the joint venture. The Company anticipates that the retail land will be sold in 2018.

The Addison on Millenia Investment, LLC (“The Addison on Millenia”)

In December 2015, the Company invested as one of a number of investors in a joint venture with ContraVest to develop The Addison on Millenia, a 292 unit multifamily apartment development comprised of nine apartment buildings located in Orlando, Florida. At the inception of the venture, the Company transferred land with an agreed upon value of $5.8 million and cash of $0.3 million to the joint venture in return for its membership interest. The Company is entitled to receive 48% of the joint venture distributions until it receives its aggregate capital contributions plus a specified return on its capital. After all investors receive a specified return and the return of their contributed capital, any distributions thereafter are shared based on earnings, with the managing member receiving an increasing percentage of distributions. Construction commenced in the first quarter of 2016 and was completed during 2017. The 292 apartment units were 96% leased as of December 31, 2017.

Altis at Lakeline – Austin Investor, LLC (“Altis at Lakeline”)

In December 2014, the Company invested $5.0 million as one of a number of investors in a joint venture with Altman to develop Altis at Lakeline, a 354 unit multifamily apartment development comprised of nineteen two- and three-story apartment buildings, 38 enclosed garages, and a private resort-style 5,500 square foot clubhouse located in Cedar Park, Texas. The Company is entitled to receive 34% of the joint venture distributions until it receives its aggregate capital contributions plus a specified return on its capital. After all investors receive a specified return and the return of their contributed capital, any distributions thereafter are shared based on earnings, with the managing member receiving an increasing percentage of distributions. Construction commenced in the first quarter of 2015 and was completed during 2017. The 354 apartment units were 87% leased as of December 31, 2017.

Altis at Bonterra – Hialeah, LLC (“Altis at Bonterra”)

In December 2015, the Company invested in a joint venture with Altman to develop Altis at Bonterra, a 314 unit  multifamily apartment development located in Hialeah, Florida. At the inception of the venture, the Company transferred property with an agreed upon value of $9.4 million and cash of $7.5 million to the joint venture in return for its membership interest. The Company is entitled to receive 95% of the joint venture distributions until it receives its aggregate capital contributions plus a specified return on its capital, and any distributions thereafter are shared based on earnings, with the managing member receiving an increased percentage of the distributions. Construction commenced in the first quarter of 2016 and was completed during 2017. The 314 apartment units were 87% leased as of December 31, 2017.

Altis at Shingle Creek Manager, LLC (“Altis at Shingle Creek”)

In April 2016, the Company invested $332,000 as one of a number of investors in a joint venture with Altman to develop Altis at Shingle Creek, a 356 unit multifamily apartment development located in Orlando, Florida. The Company is entitled to receive 2.5% of the joint venture distributions until it receives its aggregate capital contribution plus a specified return on its capital. After all investors receive a specified return and the return of their contributed capital, any distributions thereafter are shared based on earnings, with the managing member receiving an increasing percentage of distributions.  Construction commenced during the fourth quarter of 2016 and is anticipated to be substantially complete in the third quarter of 2018. The leasing of apartment units began during the third quarter of 2017.

Altis at Grand Central, LLC (“Altis at Grand Central”)

In September 2017, the Company invested $1.9 million as one of a number of investors in a joint venture with Altman to develop Altis at Grand Central, a 314 unit multifamily apartment development located in Tampa, Florida. The Company is entitled to receive 11% of the joint venture distributions until it receives its aggregate capital contribution plus a specified return on its capital. After all investors receive a specified return and the return of their contributed capital, any distributions thereafter are shared based on earnings, with the managing member receiving an increasing percentage of distributions. Construction commenced during the fourth quarter of 2017 and is anticipated to be substantially completed during the second quarter of 2019.

Atlis at Promenade, LLC (“Altis at Promenade”)

In December 2017, the Company invested $962,000 as one of a number of investors in a joint venture with Altman to develop Altis at Promenade, a 338 unit multifamily apartment development located in Tampa, Florida. The Company is entitled to receive 5% of the joint venture distributions until it receives its aggregate capital contribution plus a specified return on its capital. After all investors receive a specified return and the return of their contributed capital, any distributions thereafter are shared based on earnings, with the managing member receiving an increasing percentage of distributions.  Construction is anticipated to be substantially complete during the third quarter of 2019.

Single Family Developments

Hialeah Communities, LLC (“Bonterra – CC Homes”)

In July 2014, the Company invested in a joint venture with CC Homes to develop Bonterra – CC Homes, a residential community comprised of 394 homes located in Hialeah, Florida. At the inception of the venture, the Company transferred property at an agreed upon value of $15.6 million to the joint venture in exchange for cash of $2.2 million, membership interests with an agreed upon value of $4.9 million, and the venture’s assumption of an $8.3 million mortgage loan on the property. The Company is entitled to receive 57% of the joint venture distributions until it receives its aggregate capital contributions plus a specified return on capital, and any distributions thereafter are shared, with the managing member receiving an increased percentage of distributions. During the year ended December 31, 2017, the joint venture closed on the sale of 192 homes, and the Company recognized $12.1 million of equity earnings and received $14.4 million of cash distributions from the joint venture.  During the year ended December 31, 2016, the joint venture closed on the sale of 201 homes, and the Company recognized $9.5 million of equity earnings and received $11.5 million of cash distributions from the joint venture.  As of December 31, 2017, the joint venture had closed on the sale of 393 homes, with the final home closing in January 2018.

New Urban/BBX Development, LLC (“Village at Victoria Park”)

In December 2013, the Company invested $750,000 in a joint venture with New Urban Communities to develop Village at Victoria Park, a residential community comprised of 30 single-family homes located in Fort Lauderdale, Florida.  The Company is entitled to receive 50% of the joint venture distributions. The project commenced construction and sales during the third quarter of 2014. During the year ended December 31, 2017, the joint venture closed on 9 homes, and the Company recognized $940,000 of equity earnings from the joint venture. As of December 31, 2017, the joint venture had closed on the sale of 18 single-family homes and has sales contracts on eleven additional homes.

Centra Falls, LLC (“Centra Falls”)

In August 2015, the Company invested $750,000 as one of a number of investors in a joint venture with Label & Co.  to develop Centra Falls, a residential community comprised of 89 townhomes located in Pembroke Pines, Florida.  The

Company is entitled to receive 7.143% of the joint venture distributions until it receives its aggregate capital contributions plus a specified return on its capital. After all investors receive a specified return and the return of their contributed capital, any distributions thereafter are shared based on earnings, with the managing member receiving an increasing percentage of distributions. During the year ended December 31, 2017, the joint venture closed on 61 townhomes, and the Company recognized $286,000 of equity earnings from the joint venture. The project commenced construction during the third quarter of 2015, and as of December 31, 2017, the joint venture had closed on 79 townhomes and had executed contracts on an additional 9 townhomes.

Centra Falls II, LLC (“Centra Falls West”)

In November 2016, the Company invested $571,000 as one of a number of investors in a joint venture with Label & Co. to develop Centra Falls West, a residential community comprised of 61 townhomes located in Pembroke Pines, Florida. The Company is entitled to receive 7.143% of the joint venture distributions until it receives its aggregate capital contributions plus a specified return on its capital. After all investors receive a specified return and the return of their contributed capital, any distributions thereafter are shared based on earnings, with the managing member receiving an increasing percentage of distributions. The project commenced construction during the first quarter of 2017, and as of December 31, 2017, the joint venture had sold 48 townhomes and closings are anticipated to begin in April  2018.

Chapel Grove Townhomes (“Chapel Grove”)

In October 2017, the Company invested $4.9 million as one of a number of investors in a joint venture with Label & Co. to develop Chapel Grove, a residential community comprised of 125 town homes located in Pembroke Pines, Florida. The Company is entitled to receive 46.75% of the joint venture distributions until it receives its aggregate capital contribution plus a specified return on its capital. After all investors receive a specified return and the return of their contributed capital, any distributions thereafter are shared based on earnings, with the managing member receiving an increasing percentage of distributions. The project commenced construction during the fourth quarter of 2017, and townhome closings are anticipated to commence during the fourth quarter of 2018.

Beacon Lake Master Planned Development

The Company has obtained entitlements to develop raw land in St. Johns County, Florida into 1,476 finished lots which will comprise the Beacon Lake Community. As part of the development, the Company is developing the land and common areas and expects to sell the finished lots to third-party homebuilders that will construct single-family homes and townhomes that are planned to range from 1,800 square feet to 4,000 square feet and priced from the high $200,000’s to the $500,000’s. Land development began in January 2017. The Company has entered into purchase agreements with homebuilders for approximately 302 finished lots in which 240 finished lots are anticipated to close during 2018, with the first finished lots closing in January 2018. The remaining 62 lots are anticipated to close during 2019.   Pursuant to the asset purchase agreements with the homebuilders, upon closing of the lots by the homebuilders. a portion of the Community Development Bond is required to be repaid through lot sales proceeds and a portion of the Community Development Bond is transferred to the homebuilder.

CCB Miramar, LLC (“Miramar – CC Homes”)

In May 2015, the Company invested in a joint venture with two separate developers relating to the acquisition of real estate in Miramar, Florida for the construction of single-family homes. The Company contributed $875,000 for an approximate 35% interest in the joint venture, and one of the developers contributed to the joint venture a contract to purchase the real estate. The City of Miramar approved the site plan in June 2017, and the Company contributed an additional $350,000 to the joint venture. The joint venture is seeking to obtain entitlements for the project and anticipates closing on the acquisition of the real estate in March 2019. However, the entitlements are subject to government approval, and these approvals may not be obtained.

Retail Developments

BBX/S Millenia Blvd Investments, LLC (“Gardens on Millenia Retail JV”)

In October 2015, the Company invested in a joint venture with Stiles Development to develop a retail center on the Gardens of Millenia site in Orlando, Florida.  At the inception of the venture, the Company transferred property with an agreed upon value of $7.0 million to the joint venture in return for $0.7 million in cash and its membership interest. The Company is entitled to receive 90% of the joint venture distributions until it receives its aggregate capital contributions plus a specified return on its capital, and any distributions thereafter are shared based on earnings, with the managing member receiving an increased percentage of the distributions. During the year ended December 31, 2017, the joint venture closed on a portion of the retail center, and the Company recognized $3.5 million of equity earnings and received

$3.4 million of distributions from the joint venture.  The Company anticipates that the remaining retail space will be sold in March 2018.

Gardens on Millenia – Land

Gardens on Millenia consisted of 37 acres of land acquired through foreclosure located near the Mall at Millenia in a commercial center of Orlando, Florida.  During 2015, the Company obtained governmental approvals for a 300,000 square foot retail shopping center designed for multiple big-box and in-line tenants as well as two outparcel retail pads and nine rental apartment buildings totaling approximately 292 units. The Company contributed the portion of the land entitled for rental apartments to the Addison on Millenia Investment, LLC joint venture and contributed the portion of the land entitled for the retail center to the BBX/S Millenia Blvd Investments, LLC joint venture as initial capital contributions to the joint ventures. The Company developed the two outparcel retail pads and has sold one of the pads to a retailer and executed a long-term land lease on the other pad.

Mixed Use Developments

PGA Design Center Holdings, LLC (“PGA Pod B”)

In December 2013, the Company purchased for $6.1 million a commercial property located in PGA Station in Palm Beach Gardens, Florida, with three existing buildings consisting of 145,000 square feet of mainly furniture retail space. Subsequent to the acquisition of the property, the Company entered into the PGA Design Center Holdings, LLC joint venture with Stiles Development, which acquired a 60% interest in the joint venture for $2.9 million in cash. The Company contributed the property (excluding certain residential development entitlements having an estimated value of $1.2 million) to the joint venture in exchange for $2.9 million in cash and the remaining 40% interest in the joint venture.  The Company transferred the retained residential development entitlements to adjacent parcels owned by it in PGA Station (see below for a discussion of PGA PODS A&C, the other parcels owned by the Company in PGA Station). During the year ended December 31, 2016, governmental approvals were obtained to change the use of a portion of the property from retail to office. The joint venture sold one of the buildings in February 2018 and intends to sell or lease the remaining two buildings.

PGA Pods A&C

The Company acquired land through foreclosure located in PGA Station, in the city of Palm Beach Gardens, Florida in 2014. During the year ended December 31, 2016, the Company obtained governmental approvals to construct a 122 room limited-service suite hotel, a medical office building, and three 60,000 square foot office buildings on vacant tracts of land in PGA Station. The Company is the master developer of PGA station and intends to sell the developed land to third party developers. During the year ended December 31, 2017, the Company closed on the sale of the land on which the hotel and medical office buildings will be constructed by third party developers.

Bayview (Sunrise and Bayview Partners, LLC)

In June 2014, the Company invested in a joint venture with an affiliate of Procacci Development Corporation (“PDC”) with the Company and PDC each contributing $1.8 million to the Sunrise and Bayview Partners joint venture.  The joint venture acquired for $8.0 million approximately three acres of real estate located in Fort Lauderdale, Florida. The Company and PDC each have a 50% interest in the joint venture. There is currently an approximate 84,000 square foot office building along with a convenience store and gas station on the property. The office building has low occupancy with short term leases. The convenience store's lease ends in March 2022. The Company anticipates that the property will be redeveloped into a mixed-use project in the future.

Operating Properties

Villa San Michele

In January 2014, the Company acquired an 82-unit, 272 bed student housing project located in Tallahassee, Florida, through a contractual settlement with the borrower.  Built in 2008, Villa San Michele is located in southwest Tallahassee near Tallahassee Community College. The project includes a mix of 3 bedroom and 4 bedroom 2-story townhomes, as well as a 10.6 acre parcel of vacant land. Villa San Michele met the criteria to be classified as held-for-sale as of December 31, 2017 and was ultimately sold in January 2018 for $9.5 million.

RoboVault

In April 2013, the Company acquired through foreclosure, RoboVault, a 155,000 square foot high-tech, robotic self-storage facility, featuring climate controlled, and high security storage. Located in Fort Lauderdale, Florida, RoboVault offers its clients museum quality storage for business, forensic property, and personal prized possessions, including art, wine collections, cars, gems, antiques, important documents and files, and other collectibles. Built in 2009, the facility is wind resistant up to 200 mph (a category 5 hurricane), stores items 30 feet above sea level, uses a biometric robotic transfer system, and offers 24 hour - 7 day access.

Legacy Assets

Legacy assets in the Company’s Consolidated Statement of Financial Condition as of December 31, 2017 consisted primarily of $19.5 million of loans receivable, $13.9 million of real estate held-for-investment, $27.8 million of real estate held-for-sale, and $7.0 million in property and equipment. PGA Pods A&C, Villa San Michele, Gardens on Millenia land, and RoboVault discussed above are included in real estate held-for-sale, real estate held-for-investment and property and equipment with a carrying value of $11.9 million, $1.2 million, and $7.0 million, respectively, as of December 31, 2017.

The majority of the legacy assets do not generate income on a regular or predictable basis. As a consequence, BBX Capital Real Estate does not expect to generate significant revenue from the legacy assets until the assets are monetized through repayments or transactions involving the sale, joint venture or development of the underlying real estate. The cash flow from the monetization of legacy assets are generally invested in income producing real estate, real estate developments and real estate joint ventures, as well as in the Company’s middle market operating businesses. As a result of the substantial decline in real estate values during the recession which began in 2007 - 2008, the majority of legacy non-performing commercial real estate loans and foreclosed real estate were written down in prior periods to the then prevailing estimated fair values of the collateral less costs to sell. The Company believes there has been continued improvements generally in real estate markets over the prior 3 to 4 years and believes that the prior estimated fair values of the underlying collateral securing certain of its commercial real estate loans and its real estate carrying values may be below current market values. Additionally, this recovery in the real estate market has favorably affected the financial condition of borrowers, and the Company is aggressively pursuing its borrowers and/or guarantors in order to maximize recoveries through cash settlements, loan workout arrangements or participation interests in the development or performance of the collateral. If the Company is successful in its efforts, the Company expects to recognize gains to the extent that the amounts it collects exceed the carrying value of its commercial loans and foreclosed real estate as well as recoveries from the portfolio of BankAtlantic charged-off loans.

Middle Market Division

Overview

The Middle Market Division invests in operating companies and businesses in diverse industries with revenues between $5 million and $100 million, currently including companies in the home improvement, confectionery, and retail restaurant industries.

Strategy

The business and operating strategy for the portfolio of companies in the Middle Market Division focuses on:

•	Recruiting and retaining talented managers to operate its businesses;
•	Monitoring financial and operational performance, while supporting management in implementation of their strategic plans and goals; and
•	Making opportunistic acquisitions in diverse industries.

Portfolio Companies

Renin

Renin is engaged in the design, manufacture, and distribution of products for the home improvement industry, including specialty doors, systems and hardware, and home décor products, and operates through its headquarters in Canada and two manufacturing and distribution facilities in the United States and Canada. Following the Company’s acquisition of

Renin in 2013, Renin, which historically generated operating losses, has become profitable, generating trade sales of $69.6 million and income before taxes of $2.2 million for the year ended December 31, 2017.

Renin’s products include sliding bipass and bifold closet doors, room dividers, including barn-style doors and hardware, fabricated glass and home décor products. While the majority of Renin’s products are manufactured at its facilities located in the United States and Canada, a portion of its products are sourced from suppliers in China. Renin products are sold through three distinct channels in North America: retail, commercial, and direct in the metropolitan Toronto area (the “Toronto Area”). Retail currently comprises over 60% of Renin’s gross sales and includes big box retail customers such as Lowes and Home Depot. Commercial, which includes original equipment manufacturers and fabricators across North America, comprises approximately 25% of Renin’s sales, while the Toronto Area, where Renin operates an installation business, generates the remaining sales.

BBX Sweet Holdings

BBX Sweet Holdings is engaged in the acquisition and management of operating businesses in the confectionery industry, including manufacturers, wholesalers, and retailers of chocolate, hard candy, and other confectionery products. Many of these operating businesses are in early development stages and currently generate operating losses.

In June 2017, BBX Sweet Holdings acquired IT’SUGAR, a specialty candy retailer with 95 retail locations in 26 states and Washington, DC, for a purchase price of $58.4 million, net of cash acquired. IT’SUGAR’s products include bulk candy, giant candy packaging, and novelty items that are purchased and sold at its retail locations, which include a mix of high-traffic resort and entertainment, lifestyle, mall/outlet, and urban locations across the United States. As a result of BBX Sweet Holdings’ plans to further expand IT’SUGAR by opening new retail locations, including six to seven locations during 2018. IT’SUGAR is not expected to generate net income in 2018 due to the expected costs of opening new stores and related ongoing depreciation expenses. However, the acquisition of IT’SUGAR is expected to be cash flow accretive to the Company and has significantly expanded BBX Sweet Holdings’ retail footprint in the confectionery industry.

BBX Sweet Holdings’ other existing operations include businesses that manufacture confectionery products for wholesalers, big box chains, retailers, and corporate customers. These confectionery products include fine chocolates, chocolate drenched candies, tropical snacks, and hard candies, all of which are made at facilities located in Utah and Florida. While a majority of BBX Sweet Holdings’ products are sold to retailers or distributors, its fine chocolates are also sold directly to consumers at its eight Hoffman’s Chocolates retail locations in South Florida.

Subsequent to December 31, 2017, the Company commenced the process of exiting its manufacturing facility in Utah, and it is anticipated that BBX Sweet Holdings will incur various costs in connection with this initiative, including severance costs for various employees and the recognition of lease obligations. The Company is continuing to evaluate the operations of certain other acquired operating businesses in the BBX Sweet Holdings segment, and to the extent that it decides to exit these operations, BBX Sweet Holdings may recognize impairment charges and incur additional costs in future periods.

MOD Franchise Operations

In 2016, the Company entered into an exclusive Florida area development agreement with a subsidiary of MOD with a goal of developing up to 60 MOD franchised pizza restaurant locations throughout Florida over the next six years. The Company opened two restaurant locations during the fourth quarter of 2017 and expects to open eight to twelve additional locations in 2018. The Company’s MOD franchised pizza restaurants operate in the fast casual dining industry and sell custom artisan style pizzas, salads and beverages. These restaurants charge a set price per pizza or salad, which allows customers to choose any toppings for their pizza or salad, and the product is made-to-order through an assembly-line process in the restaurant.

Employees

Management believes that its relations with its employees are satisfactory. The Company currently maintains employee benefit programs that are considered by management to be generally competitive with programs provided by other major employers in its markets.

As of December 31, 2017, approximately 29 of Bluegreen Vacations employees were covered by collective bargaining agreements which address the terms and conditions of their employment, including pay rates, working hours, certain employee benefits and procedures for settlement of labor disputes. Further, approximately 36 installers of a Canadian division of Renin are unionized and are currently negotiating a collective bargaining agreement. Employees at Renin’s Brampton Plant voted against unionization; however, the union filed an Unfair Labour Practice with the Ontario Labour Board which remains pending.

As of December 31, 2017, the Company and its subsidiaries had approximately 6,914 employees, including 5,412 employees at Bluegreen.

Competition

The industries in which the Company conducts business are very competitive, and we also face substantial competition with respect to our investment activities from real estate developers and building construction companies, and from private equity funds, hedge funds and other institutional investors. The Company competes with institutions and entities that are larger and have greater resources than the resources available to the Company.  Four unaffiliated companies in the candy and confectionery industry currently account for approximately 70% of the industry’s revenues reflecting significant concentration in the industry in which Sweet Holdings operates. Renin’s products are sold mainly to large retailers as well as to housing and building construction companies. The industry in which Renin operates experiences intense competition from foreign importers and producers.  MOD competes with established pizza brands, new entrants into the fast casual pizza category, especially in Florida, and for prime locations, with other operators.

Bluegreen competes with various high profile and well-established firms, many of which have greater liquidity and financial resources than Bluegreen. Many of the world’s most recognized lodging, hospitality and entertainment companies develop and sell VOIs in resort properties. Major companies that now operate, or are developing or planning to develop, vacation ownership resorts directly or through subsidiaries include Marriott Vacations Worldwide Corporation, the Walt Disney Company, Hilton Grand Vacations, Wyndham Vacation Ownership, ILG and Diamond Resorts International. Bluegreen also competes with numerous smaller owners and operators of vacation ownership resorts. In Bluegreen’s fee-based services business, Bluegreen typically competes with Hilton Grand Vacations and Wyndham Vacation Ownership. In addition to competing for sales leads, prospects and fee-based service clients, Bluegreen competes with other VOI developers for marketing, sales and resort management personnel.

Regulation

As a public company, we are subject to federal securities laws, including the Securities Exchange Act of 1934.  In addition, the companies in which we hold investments are subject to federal, state and local laws and regulations generally applicable to their respective businesses.

Bluegreen

The vacation ownership and real estate industries are subject to extensive and complex governmental regulation. Bluegreen is subject to various federal, state, local and foreign environmental, zoning, consumer protection and other laws, rules and regulations, including those regarding the acquisition, marketing and sale of real estate and VOIs, as well as various aspects of our financing operations. At the federal level, the Federal Trade Commission has taken an active regulatory role through the Federal Trade Commission Act, which prohibits unfair or deceptive acts or unfair competition in interstate commerce. In addition, many states have what are known as “Little FTC Acts” that apply to intrastate activity.

In addition to the laws applicable to Bluegreen’s customer financing and other operations discussed below, Bluegreen is or may be subject to the Fair Housing Act and various other federal laws, rules and regulations. Bluegreen is also subject to various foreign laws with respect to La Cabana Beach Resort and Casino in Oranjestad, Aruba and Blue Water Resort at Cable Beach in Nassau, Bahamas. Additionally, in the future, VOIs may be deemed to be securities subject to regulation as such, which could have a material adverse effect on its business. The cost of complying with applicable laws and regulations may be significant, and Bluegreen may not maintain compliance at all times with all applicable laws, including those discussed below. Any failure to comply with current or future applicable laws or regulations could have a material adverse effect on Bluegreen.

Bluegreen’s vacation ownership resorts are subject to various regulatory requirements, including state and local approvals. The laws of most states require Bluegreen to file a detailed offering statement describing its business and all material aspects of the project and sale of VOIs with a designated state authority. In addition, when required by state law, Bluegreen provides its VOI purchasers with a public disclosure statement that contains, among other items, detailed information about the applicable resort, the surrounding vicinity and the purchaser’s rights and obligations as a VOI owner. Laws in each state where Bluegreen sells VOIs generally grant the purchaser of a VOI the right to cancel a purchase contract at any time within a specified rescission period following the earlier of the date the contract was signed or the date the purchaser received the last of the documents required to be provided by Bluegreen. Most states have other laws that regulate Bluegreen’s activities, including real estate licensure requirements, sellers of travel licensure requirements, anti-fraud laws, telemarketing laws, prize, gift and sweepstakes laws, and labor laws.

Under various federal, state and local laws, ordinances and regulations, the owner of real property is generally liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in, or emanating from, the property, as well as related costs of investigation and property damage. These laws often impose liability without regard to whether the property owner knew of the presence of such hazardous or toxic substances. The presence of these substances, or the failure to properly remediate these substances, may adversely affect a property owner’s ability to sell or lease a property or to borrow using the real property as collateral. Other federal and state laws require the removal or encapsulation of asbestos-containing material when such material is in poor condition or in the event of construction, demolition, remodeling or renovation. Other statutes may require the removal of underground storage tanks. Noncompliance with any of these and other environmental, health or safety requirements may result in the need to cease or alter operations or development at a property. In addition, certain state and local laws may impose liability on property developers with respect to construction defects discovered on the property or repairs made by future owners of such property. Under these laws, Bluegreen may be required to pay for repairs to the developed property. The development, management and operation of its resorts are also subject to the Americans with Disabilities Act.

Bluegreen’s marketing, sales and customer financing activities are also subject to extensive regulation, which can include, but is not limited to: the Truth-in-Lending Act and Regulation Z; the Fair Housing Act; the Fair Debt Collection Practices Act; the Equal Credit Opportunity Act and Regulation B; the Electronic Funds Transfer Act and Regulation E; the Home Mortgage Disclosure Act and Regulation C; the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“the Dodd-Frank Act”); Unfair or Deceptive Acts or Practices and Regulation AA; the Patriot Act; the Right to Financial Privacy Act; the Gramm-Leach-Bliley Act; the Fair and Accurate Credit Transactions Act; and anti-money laundering laws. The Dodd-Frank Act contains significant changes to the regulation of financial institutions and related entities, including the creation of new federal regulatory agencies, and the granting of additional authorities and responsibilities to existing regulatory agencies to identify and address emerging systemic risks posed by the activities of financial services firms. The Consumer Financial Protection Bureau (the “CFPB”) is one such regulatory agency created pursuant to the Dodd-Frank Act. The CFPB’s mandate is to protect consumers by carrying out federal consumer financial laws and to publish rules and forms that facilitate understanding of the financial implications of the transactions consumers enter into. Consistent with this mission, the CFPB amended Regulations X and Z to establish new disclosure requirements and forms pursuant to Regulation Z for most closed-end consumer credit transactions secured by real property. The practical impact upon Bluegreen is the requirement to use a new Integrated Mortgage Disclosure Statement in lieu of the separate Good Faith Estimate and Closing Statement. No assurance can be given that Bluegreen will be in compliance with the Dodd-Frank Act or other applicable laws or that compliance with these rules or the promulgation of additional standards by the CFPB will not have an adverse impact on its business. In addition, Bluegreen’s term securitization transactions must comply with certain requirements of the Dodd-Frank Act, including risk retention rules.

Bluegreen’s management of, and dealings with, HOAs, including the purchase of defaulted inventory from HOAs in connection with secondary market arrangements, is subject to state laws and resort rules and regulations, including those with respect to the establishment of budgets and expenditures, rule-making and the imposition of maintenance assessments.

During the year ended December 31, 2017, approximately 6% of Bluegreen’s VOI sales were generated by marketing to prospective purchasers obtained through internal and third-party vendors’ outbound telemarketing efforts. Bluegreen attempts to monitor the actions and legal and regulatory compliance of these third parties, but there are risks associated with Bluegreen’s and such third parties’ telemarketing efforts. In recent years, state and federal regulators have increased regulations and enforcement actions related to telemarketing operations, including requiring the adherence to state “do not call” laws. In addition, the Federal Trade Commission and Federal Communications Commission have implemented national “do not call” legislation. These measures have significantly increased the costs associated with telemarketing. While Bluegreen continues to be subject to telemarketing risks and potential liability, Bluegreen believes its exposure to adverse impacts from this heightened telemarketing legislation and enforcement may be partially mitigated by the use of “permission marketing,” whereby Bluegreen obtains the permission of prospective purchasers to contact them in the future, thereby exempting such calls from the various “do not call” laws. Bluegreen has also implemented policies and procedures that it believes will help reduce the possibility that individuals who have requested to be placed on a “do not call” list are not contacted, but such policies and procedures may not be effective in ensuring strict regulatory compliance.

To date, no material fines or penalties have been imposed on Bluegreen as a result of telemarketing operations. However, from time to time, Bluegreen has been the subject of proceedings for violation of the “do not call” laws and other state laws applicable to the marketing and sale of VOIs. Bluegreen may not successfully be able to effectively market to prospective purchasers through telemarketing operations or to successfully develop alternative sources of identifying and marketing to prospective purchasers of its VOI products at acceptable costs. In addition, Bluegreen may increasingly face non-compliance issues or additional costs of compliance, which may adversely impact its results and operations in the future.

See also “Item 1A – Risk Factors” for a description of risks with respect to regulatory compliance.

See also “Item 3 - Legal Proceedings” for a description of litigation that was brought against Bluegreen and Choice Hotels in January 2018 relating to telemarketing sales activities and a description of cease and desist letters received by Bluegreen from attorney’s purporting to represent certain VOI owners.

Seasonality

Bluegreen has historically experienced, and expect to continue to experience, seasonal fluctuations in its revenues and results of operations. This seasonality has resulted, and may continue to result, in fluctuations in Bluegreen’s quarterly operating results. Although more potential customers typically visit Bluegreen’s sales offices during the quarters ending in June and September, Bluegreen’s ultimate recognition of the resulting sales during these periods may be delayed due to down payment requirements for recognition of real estate sales under GAAP or due to the timing of development and required use of the percentage-of-completion method of accounting.

BBX Sweet Holdings is subject to seasonal fluctuations in trade sales, which cause fluctuations in quarterly results of operations. Historically, the strongest wholesale and retail trade sales have occurred during the fourth quarter, which includes the Christmas holiday, and during the third quarter when families travel on vacation.

ITEM 1A. RISK FACTORS

We are subject to various risks and uncertainties relating to or arising out of the nature of our businesses, operations and investments, and general business, economic, financing, legal, regulatory, and other factors and conditions. New risk factors emerge from time to time, and it is not possible for management to either predict all risk factors or assess all potential impacts of any factor, or combination of factors, on BBX Capital Corporation or its subsidiaries, including with respect to their operations, results and financial condition.

BBX Capital relies on dividends from Bluegreen to fund operations.

BBX Capital has relied and continues to rely primarily on dividends from Bluegreen in order to fund its operations and investments. Dividends from Bluegreen may not be paid to BBX Capital in the amounts previously paid or when anticipated or at all. Bluegreen paid dividends totaling $40.0 million during 2017 and $70.0 million during 2016. The payment of dividends by Bluegreen is subject to compliance with financial covenants under its credit facilities and certain of Bluegreen's credit facilities contain terms which may limit the payment of cash dividends without the lender's consent or waiver. Additionally, the payment of dividends by Bluegreen will be at the discretion of Bluegreen’s board of directors.  Decisions with respect to dividends by Bluegreen are generally based on, among other things, Bluegreen's operating results, financial condition, cash flow, and liquidity needs. Dividend payments to BBX Capital by any of its subsidiaries, including Bluegreen, could, in certain circumstances, be subject to claims made by creditors of such subsidiary.

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

BBX Capital’s business strategy includes investments in or acquisitions of operating companies, such as its acquisition of Renin and the acquisitions of businesses by BBX Sweet Holdings in the confectionery industry.  BBX Capital may also seek to make opportunistic investments outside of its existing portfolio. Some of these investments and acquisitions may be material. While BBX Capital is seeking investments and acquisitions primarily in companies that provide opportunities for growth, it may not be successful in identifying these opportunities. Investments or acquisitions that it completes may not prove to be successful or, even if successful, may not initially generate income, or may generate income on an irregular basis or over a long time period. Accordingly, our results of operations may vary significantly on a quarterly basis and from year to year as a result of acquisitions. Acquisitions and investments will also expose BBX Capital, or increase BBX Capital’s exposure in the case of acquisitions of or additional investments in its portfolio companies, to the risks of any business acquired or invested in. Acquisitions entail numerous risks, including:

•	Difficulties in integrating and assimilating acquired management, acquired company founders, and operations;
• Risks associated with achieving profitability;
•	The incurrence of significant due diligence expenses relating to acquisitions, including with respect to those that are not completed;
• Unforeseen expenses and losses;
• Risks associated with entering new markets in which it has no or limited prior experience;
• The potential loss of key employees or founders of acquired organizations; and
• Risks associated with transferred assets and liabilities.

BBX Capital may not be able to acquire or profitably manage additional businesses, or to integrate successfully any acquired businesses, including Renin, MOD restaurants and the BBX Sweet Holdings’ operating businesses, without substantial costs, delays or other operational or financial difficulties, including difficulties in integrating information systems and personnel and establishing control environment processes across acquired businesses. The failure to do so could have a material adverse effect on its business, financial condition and results of operations. In addition, to the extent that operating businesses are acquired outside the United States or the State of Florida, there will be additional risks related to compliance with foreign regulations and laws including tax laws, labor laws, currency fluctuations and geographic economic conditions.

In addition, there is significant competition for investments and acquisitions, which could increase the costs associated with the investment or acquisition. Substantial costs are incurred in connection with the evaluation of potential acquisition and investment opportunities whether or not the acquisition or investment is ultimately consummated. Further, funding such investments or acquisitions may rely on additional debt or equity financing, which will subject BBX Capital to the risks and uncertainties described in these risk factors with respect to those activities in the immediately following risk factors. If BBX Capital requires additional financing in the future, the financing may not be available when needed or on favorable terms, if at all. Additionally, BBX Capital does not intend to seek shareholder approval of any investments or acquisitions unless required by law or regulation, or by BBX Capital’s Amended and Restated Articles of Incorporation or Bylaws.

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

Bluegreen is subject to the business, financial and operating risks inherent to the vacation ownership industry, any of which could adversely impact its business, prospects and results.

Bluegreen is subject to a number of business, financial and operating risks inherent to the vacation ownership industry, including, without limitation:

•	Significant competition from other vacation ownership businesses and hospitality providers;
•	Market and/or consumer perception of vacation ownership companies and the industry in general;
•

Increases in operating and other costs (as a result of inflation or otherwise), including marketing costs, employee compensation and benefits, interest expense and insurance, which may not be offset by price or fee increases in Bluegreen’s business;

•	Changes in taxes and governmental regulations, including those that influence or set wages, prices, interest rates or construction and maintenance procedures and costs;
•	The costs and efforts associated with complying with applicable laws and regulations;
•	Risks related to the development or acquisition of resorts, including delays in, or cancellations of, planned or future resort development or acquisition activities;
•	Shortages of labor or labor disruptions;
•	The availability and cost of capital necessary for Bluegreen and third-party developers with whom Bluegreen does business to fund investments, capital expenditures and service debt obligations;
•	Bluegreen’s ability to securitize the receivables that it originates in connection with VOI sales;
•	The financial condition of third-party developers with whom Bluegreen does business;
•	Relationships with third-party developers, Bluegreen’s Vacation Club members and HOAs;
•	Changes in the supply and demand for products and services;
•	Private resales of VOIs and the sale of VOIs in the secondary market; and

•	Unlawful or deceptive third-party VOI resale, cease and desist, or vacation package sales schemes, and reputational risk associated therewith.

Any of these factors could increase costs, limit or reduce the prices Bluegreen is able to charge for its products and services or Bluegreen’s ability to develop or acquire new resorts or source VOI supply from third parties, or otherwise adversely impact Bluegreen’s business, prospects or results.

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

Bluegreen may not be able to develop or acquire VOI inventory or enter into and maintain fee-based service agreements or other arrangements to source VOI inventory, which may cause its business and results to be adversely impacted.

In addition to developed VOI sales, Bluegreen sources VOIs as part of its capital-light business strategy through fee-based service agreements with third-party developers and through JIT and secondary market arrangements. If Bluegreen is unable to develop or acquire resorts at the levels or in the time frame anticipated, or is unsuccessful in entering into agreements with third-party developers or others to source VOI inventory in connection with its capital-light business strategy, Bluegreen may experience a decline in VOI supply, which could result in a decrease in its revenues. In addition, a decline in VOI supply could result in a decrease of financing revenues that are generated when VOIs are sold and fee and rental revenues that are generated by Bluegreen’s management services.

Bluegreen’s business and properties are subject to extensive federal, state and local laws, regulations and policies. Changes in these laws, regulations and policies, as well as the cost of maintaining compliance with new or existing laws, regulations and policies and the imposition of additional taxes on operations, could adversely affect Bluegreen’s business.  In addition, results of audits of its tax returns or those of its subsidiaries may have a material adverse impact on Bluegreen’s financial condition.

The federal government and the state and local jurisdictions in which Bluegreen operates have enacted extensive regulations that affect the manner in which Bluegreen markets and sells VOIs and conducts its other business operations.  In addition, many states have adopted specific laws and regulations regarding the sale of VOIs.  Many states, including Florida and South Carolina, where certain of Bluegreen’s resorts are located, extensively regulate the creation and management of timeshare resorts, the marketing and sale of timeshare properties, the escrow of purchaser funds prior to the completion of construction and closing, the content and use of advertising materials and promotional offers, the delivery of an offering memorandum and the creation and operation of exchange programs and multi-site timeshare plan reservation systems. Moreover, with regard to sales conducted in South Carolina, the closing of real estate and mortgage loan transactions must be conducted under the supervision of an attorney licensed in South Carolina and otherwise in accordance with South Carolina’s Time Sharing Transaction Procedures Act.  Most states also have other laws that are applicable to Bluegreen’s activities, such as timeshare project registration laws, real estate licensure laws, mortgage licensure laws, sellers of travel licensure laws, anti-fraud laws, consumer protection laws, telemarketing laws, prize, gift and sweepstakes laws, and consumer credit laws.  Bluegreen's management of, and dealings with, HOAs, including Bluegreen's purchase of defaulted inventory from HOAs in connection with its secondary market sales, is also subject to state laws and resort rules and regulations, including those with respect to the establishment of budgets and expenditures, rule-making, and the imposition of maintenance assessments.

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

In addition, the federal government and the state and local jurisdictions in which Bluegreen conducts business have generally enacted extensive regulations relating to direct marketing and telemarketing, including the federal government’s national “do not call” list, the making of marketing and related calls to cell phone users, a significant development in light of cell phone usage rapidly becoming the primary method of communication, the Telemarketing Sales Rule, the Telephone Consumer Protection Act and the CAN-SPAM Act of 2003.  These regulations, as well as international data protection laws, have impacted Bluegreen’s marketing of VOIs. While Bluegreen has taken steps designed to ensure compliance with these new applicable regulations, these steps have increased and are expected to continue to increase Bluegreen’s marketing costs and may not prevent failures in compliance. Additionally, adoption of new state or federal laws regulating marketing and solicitation, and changes to existing laws, could adversely affect current or planned marketing activities and cause Bluegreen to change its marketing strategy.  If this occurs, Bluegreen may not be able to develop adequate alternative marketing strategies, which could affect the amount and timing of its VOI sales.  Bluegreen cannot predict the impact that these legislative initiatives or any other legislative measures that may be proposed or enacted in the future may have on Bluegreen’s marketing strategies and results.  Further, from time to time, complaints are filed against Bluegreen by individuals claiming that they received calls in violation of applicable regulations. See “Item 3 – Legal Proceedings” for a description of litigation brought against Bluegreen and Choice Hotels in January 2018 related to Bluegreen’s telemarketing sales activities.

Most states have taxed VOIs as real estate, imposing property taxes that are billed to the respective HOAs that maintain the related resorts and have not sought to impose sales tax upon the sale of the VOI or accommodations tax upon the use of the VOI.  From time to time, however, various states have attempted to promulgate new laws or apply existing laws impacting the taxation of VOIs to require that sales or accommodations taxes be collected.  Should new state or local laws be implemented or interpreted to impose sales or accommodations taxes on VOIs, Bluegreen’s business could be materially adversely affected.

From time to time, consumers file complaints against Bluegreen in the ordinary course of Bluegreen’s business.  Bluegreen could be required to incur significant costs to resolve these complaints or enter into consents with regulators regarding its activities, including that it may be required to refund all or a portion of the purchase price paid by the customer for the VOI.  Bluegreen may not remain in compliance with all applicable federal, state and local laws and regulations, and violations of applicable laws may have adverse implications on Bluegreen, including negative publicity, potential litigation and regulatory sanctions. The expense, negative publicity and potential sanctions associated with any failure to comply with applicable laws or regulations could have a material adverse effect on Bluegreen’s results of operations or financial position.

Under the Americans with Disabilities Act of 1990 and the Accessibility Guidelines promulgated thereunder (collectively, the “ADA”), all public accommodations, including properties, must meet various federal requirements related to access and use by disabled persons. Compliance with the ADA’s requirements could require removal of access barriers or other renovations, and non-compliance could result in the imposition of fines or penalties, or awards of damages, against Bluegreen. Bluegreen’s properties are also subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements. Further, various laws govern resort management activities, including laws and regulations regarding community association management, public lodging, food and beverage services, liquor licensing, labor, employment, health care, health and safety, accessibility, discrimination, immigration, and the environment (including climate change).

Bluegreen’s lending activities are also subject to a number of laws and regulations, including laws and regulations related to consumer loans, retail installment contracts, mortgage lending, fair debt collection and credit reporting practices, consumer collection practices, contacting debtors by telephone, mortgage disclosure, lender licenses and money laundering. The Consumer Finance Protection Bureau, created under the Dodd-Frank Act, has emphasized new regulatory focus on areas of business such as consumer mortgage servicing and debt collection, credit reporting and consumer financial disclosures, all of which affect the manner in which Bluegreen may provide financing to the purchasers of VOIs and conduct lending and loan servicing operations.

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

Bluegreen competes with various high profile and well-established operators, many of which have greater liquidity and financial resources than Bluegreen.  Many of the world’s most recognized lodging, hospitality and entertainment companies develop and sell timeshare units or VOIs in resort properties.  Bluegreen also competes with numerous smaller owners and operators of vacation ownership resorts and also faces competition from alternative lodging options available to consumers through both traditional methods of delivery as well as new web portals and applications, including private rentals of homes or apartments or condominium units, which have increased in popularity in recent years. Bluegreen's ability to remain competitive and to attract and retain customers depends on its customers' satisfaction with its products and services as well as on distinguishing the quality, value, and efficiency of its products and services from those offered by its competitors.  Customer dissatisfaction with experiences at its resorts or otherwise as a member of the Bluegreen Vacation Club owner, including due to an inability to use points for desired stays, could result in negative publicity and/or a decrease in sales, or otherwise adversely impact Bluegreen's ability to successfully compete in the vacation ownership and hospitality industries. Bluegreen may not be able to timely and sufficiently identify and remediate the cause of customer dissatisfaction. Any of these events could materially and adversely impact Bluegreen's operating results and financial condition.

Bluegreen’s business and profitability may be impacted if financing is not available on favorable terms, or at all.

In connection with sales of VOIs, Bluegreen generally offers financing to the purchaser of up to 90% of the purchase price of the VOI. However, Bluegreen incurs selling, marketing and administrative cash expenses prior to and concurrent with the sale.  These costs, along with the cost of the underlying VOI, generally exceed the down payment Bluegreen receives at the time of the sale. Accordingly, Bluegreen’s ability to borrow against or sell its notes receivable has historically been a critical factor in Bluegreen’s continued liquidity, and Bluegreen therefore has depended on funds from its credit facilities and securitization transactions to finance its operations.  If Bluegreen’s pledged receivables facilities terminate or expire and Bluegreen is unable to extend them or replace them with comparable facilities, or if Bluegreen is unable to continue to participate in securitization-type transactions and “warehouse” facilities on acceptable terms, Bluegreen’s liquidity, cash flow and profitability would be materially and adversely affected.  Credit market disruptions have in the past adversely impacted the willingness of banks and other finance companies to provide “warehouse” lines of credit for VOI notes receivable and resulted from time to time in the term securitization market being unavailable. Future credit market disruptions may have similar effects or otherwise make obtaining additional and replacement external sources of liquidity more difficult and costly.

In addition, financing for real estate acquisition and development and the capital markets for corporate debt is cyclical.  While Bluegreen has increased its focus on expanding its fee-based service business and encouraging higher down payments in connection with sales, there is no assurance that these initiatives will enhance Bluegreen’s financial position or otherwise be successful in the long term.

Bluegreen anticipates that it will continue to seek and use external sources of liquidity, including funds that Bluegreen obtains pursuant to additional borrowings under its existing credit facilities, under credit facilities that Bluegreen may obtain in the future, under securitizations in which Bluegreen may participate in the future or pursuant to other borrowing arrangements, to:

•	Support Bluegreen’s operations and, subject to declaration by its board of directors and contractual limitations, including limitations contained in its credit facilities, pay dividends;
•	Finance the acquisition and development of VOI inventory or property and equipment;
•	Finance a substantial percentage of Bluegreen’s sales; and
•	Satisfy Bluegreen’s debt and other obligations.

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

As of December 31, 2017, Bluegreen had $19.9 million of indebtedness scheduled to become due during 2018.  Historically, much of Bluegreen’s debt has been renewed or refinanced in the ordinary course of business.  However, there is no assurance that Bluegreen will in the future be able to obtain sufficient external sources of liquidity on attractive terms, or at all, or otherwise renew, extend or refinance all or any portion of its outstanding debt.  Any of these occurrences may have a material adverse impact on Bluegreen’s liquidity and financial condition.

In addition, Bluegreen has and intends to continue to enter into arrangements with third-party developers pursuant to which it will sell their VOI inventory for a fee. These arrangements enable Bluegreen to generate fees from the marketing and sales services provided, and in certain cases from provisions of management services, without requiring it to fund development and acquisition costs. If these third-party developers are not able to obtain or maintain financing necessary for their development activities or other operations, Bluegreen may not be able to enter into these fee-based arrangements or have access to their VOI inventory when anticipated, which would adversely impact results.

Bluegreen would suffer substantial losses and its liquidity position could be adversely impacted if an increasing number of customers to whom Bluegreen provides financing default on their obligations.

Adverse conditions in the mortgage industry, including credit availability, borrowers’ financial profiles, prepayment rates and other factors, including those outside Bluegreen’s control, may increase the default rates Bluegreen experiences or otherwise negatively impact the performance of its notes receivable. In addition, in recent years, external parties have been discouraging certain borrowers from staying current on their note payments.  Although in many cases Bluegreen may have recourse against a buyer for the unpaid purchase price, certain states have laws that limit Bluegreen’s ability to recover personal judgments against customers who have defaulted on their loans or Bluegreen may determine that the cost of doing so may not be justified.  Historically, Bluegreen has generally not pursued such recourse against its customers.  In the case of Bluegreen’s notes receivable secured by VOIs, if Bluegreen is unable to collect the defaulted amount due, Bluegreen traditionally has terminated the customer’s interest in the Bluegreen Vacation Club and then remarketed the recovered VOI.  Irrespective of Bluegreen’s remedy in the event of a default, Bluegreen cannot recover the marketing, selling and administrative costs associated with the original sale, and such costs generally exceed the cash received by Bluegreen from the buyer at the time of the sale.  In addition, Bluegreen will need to incur such costs again in order to resell the VOI.  Bluegreen updates its estimate of such future losses each quarter, and consequently, the charge against sales in a particular period may be impacted, favorably or unfavorably, by a change in expected losses related to notes originated in prior periods.  In addition, defaults may cause buyers of, or lenders whose loans are secured by, Bluegreen’s VOI notes receivable to reduce the amount of availability or advance rates under receivables purchase and credit facilities, or to result in an increase the interest costs associated with such facilities.  In such an event, the cost of financing may increase, and Bluegreen may not be able to secure replacement or alternative financing on terms acceptable to Bluegreen, if at all, which would adversely affect Bluegreen’s earnings, financial position and liquidity.

As described above, Bluegreen’s VOI notes receivable financing facilities could be adversely affected if a particular VOI note receivable pool fails to meet certain performance ratios, which could occur if the default rate or other credit metrics of the underlying VOI notes receivable deteriorate. In addition, if Bluegreen offers financing to purchasers of VOIs with terms longer than those generally offered in the industry, Bluegreen may not be able to securitize those VOI financing receivables. Bluegreen’s ability to sell securities backed by Bluegreen’s VOI notes receivable depends on the continued ability and willingness of capital market participants to invest in such securities. Asset-backed securities issued in Bluegreen’s term securitization transactions could be downgraded by credit agencies in the future. If a downgrade occurs, Bluegreen’s ability to complete other securitization transactions on acceptable terms or at all could be jeopardized, and Bluegreen could be forced to rely on other potentially more expensive and less attractive funding sources, to the extent available. Similarly, if other operators of vacation ownership products were to experience significant financial difficulties, or if the vacation ownership industry as a whole were to contract, Bluegreen could experience difficulty in securing funding on acceptable terms. The occurrence of any of the foregoing could adversely impact Bluegreen’s business and results, including, without limitation, by reducing the amount of financing Bluegreen is able to provide to VOI purchasers, which in turn may result in a reduction in VOI sales.

In addition, under the terms of Bluegreen’s pledge and receivable sale facilities, Bluegreen may be required, under certain circumstances, to replace receivables or to pay down the loan to within permitted loan-to-value ratios.  Additionally, the terms of Bluegreen’s securitization transactions require Bluegreen to repurchase or replace loans if Bluegreen breached any of the representations and warranties Bluegreen made at the time Bluegreen sold the receivables. These agreements also often include terms providing that, in the event of defaults or delinquencies by customers in excess of stated thresholds, or if other performance thresholds are not met, substantially all of Bluegreen’s cash flow from its retained interest in the receivable portfolios sold will be required to be paid to the parties who purchased the receivables from Bluegreen.

Bluegreen's existing indebtedness, or indebtedness that it may incur in the future, could adversely impact its financial condition and results of operations, and the terms of Bluegreen's indebtedness may limit its activities.

Bluegreen's level of debt and debt service requirements have several important effects on Bluegreen's operations.  Significant debt service cash requirements reduce the funds available for operations and future business opportunities and increase Bluegreen's vulnerability to adverse economic and industry conditions, as well as conditions in the credit markets generally. In addition, Bluegreen's leverage position increases its vulnerability to economic and competitive pressures and may limit funds available for acquisitions, working capital, capital expenditures, dividends, and other general corporate purposes. Further, the financial covenants and other restrictions contained in indentures, credit agreements and other agreements relating to Bluegreen's indebtedness require Bluegreen to meet certain financial tests and restrict its ability to, among other things, pay dividends, borrow additional funds, dispose of assets or make investments. If Bluegreen fails to comply with the terms of its debt instruments, such debt may become due and payable immediately, which would have a material adverse impact on Bluegreen's cash position and financial condition. Significant resources may be required to monitor Bluegreen's compliance with its debt instruments (from a quantitative and qualitative perspective), and such monitoring efforts may not be effective in all cases. Bluegreen may also incur substantial additional indebtedness in the future. If new debt or other liabilities are added to its current debt levels, the related risks that it now faces, as described above, could intensify.

To the extent inflationary trends, tightened credit markets or other factors affect interest rates, Bluegreen’s debt service costs may increase. If interest rates increased one percentage point, the effect on interest expense related to Bluegreen’s variable-rate debt would be an annual increase of $2.1 million, based on balances as of December 31, 2017.

The ratings of third-party rating agencies could adversely impact Bluegreen’s ability to obtain, renew or extend credit facilities, or otherwise raise funds.

Rating agencies from time to time review prior corporate and specific transaction ratings in light of tightened ratings criteria.  In December 2017, Standard & Poor’s Rating Services affirmed Bluegreen’s ‘B+’ credit rating.  Bluegreen’s corporate credit rating is also based, in part, on rating agencies’ speculation about Bluegreen’s potential future debt and dividend levels.  If rating agencies were to downgrade Bluegreen’s corporate credit ratings, Bluegreen’s ability to raise funds on favorable terms, or at all, and Bluegreen’s liquidity, financial condition and results of operations could be adversely impacted. See “Bluegreen would suffer substantial losses and Bluegreen’s liquidity position could be adversely impacted if an increasing number of customers to whom Bluegreen provides financing default on their obligations” above. In addition, if rating agencies downgraded their original ratings on certain bond classes in Bluegreen’s securitizations, holders of such bonds may be required to sell bonds in the marketplace, and such sales could occur at a discount, which could impact the perceived value of the bonds and Bluegreen’s ability to sell future bonds on favorable terms or at all.  While Bluegreen is not aware of any reasonably likely downgrades to its corporate credit rating or the ratings of bond classes in its securitizations, such ratings changes can occur without advance notice.

Bluegreen’s future success depends on its ability to market its products and services successfully and efficiently, and Bluegreen’s marketing expenses have increased and may continue to increase in the future.

As previously described, Bluegreen competes for customers with hotel and resort properties, other vacation ownership resorts and alternative lodging options, including private rentals of homes and apartments or condominium units.  The identification of sales prospects and leads and the marketing of Bluegreen’s products and services to them are essential to Bluegreen’s success. Bluegreen incurs expenses associated with marketing programs in advance of the closing of sales. If Bluegreen’s lead identification and marketing efforts do not yield enough leads or Bluegreen is unable to successfully convert sales leads to sales, Bluegreen may be unable to recover the expense of its marketing programs and systems and its business, operating results and financial condition would be adversely affected. In addition, Bluegreen is currently focusing and has increased its marketing efforts on selling to new customers, which typically involves a relatively higher marketing cost compared to sales to existing owners and therefore has increased and is expected to continue to increase Bluegreen’s sales and marketing expenses.  If Bluegreen is not successful in offsetting the cost increase with greater sales revenue, Bluegreen’s operating results and financial condition would be adversely impacted.  In addition, Bluegreen's marketing efforts are subject to the risk of changing consumer behavior. Changes in consumer behavior may adversely impact the effectiveness of marketing efforts and strategies which Bluegreen has in place, and Bluegreen may not be able to timely and effectively respond to such changes.

Bluegreen generates a significant portion of its new sales prospects and leads through its arrangements with various third parties, including Bass Pro and Choice Hotels. VOI sales to prospects and leads generated by Bluegreen’s marketing arrangement with Bass Pro accounted for approximately 15% and 16% of its VOI sales volume during the years ended December 31, 2017 and 2016, respectively. If this arrangement with BassPro, or any other significant marketing arrangement, does not generate a sufficient number of prospects and leads or is terminated or limited and not replaced by another source of sales prospects and leads, Bluegreen may not be able to successfully market and sell its products and services at current sales levels, at anticipated levels or at levels required in order to offset the costs associated with its marketing efforts. On October 9, 2017, Bass Pro raised an issue regarding the computation of the sales commissions paid to it on the sale of VOIs. While Bluegreen believes that the amount paid was consistent with the terms and intent of the parties’ agreements, the resolution of that issue could in the future result in an increase in its marketing costs and adversely impact the Company’s operating results and financial condition. The Company recognized approximately $4.8 million in selling, general and administrative expense related to this matter during the fourth quarter of 2017.

Bluegreen may not be successful in maintaining or expanding its capital-light business relationships, or its capital-light activities, including fee-based sales and marketing arrangements, and JIT and secondary market sales activities, and such activities may not be profitable, which may have an adverse impact on Bluegreen’s results of operations and financial condition.

Bluegreen offers fee-based marketing, sales, resort management and other services to third-party developers.  Bluegreen has over the last several years continued to expand its capital-light business strategy, which Bluegreen believes enables it to leverage its expertise in sales and marketing, resort management, mortgage servicing, construction management and title services. Bluegreen currently intends to continue its focus on its capital-light business activities as such activities generally produce positive cash flow and typically require less capital investment than Bluegreen’s traditional vacation ownership business. Bluegreen has attempted to structure these activities to cover its costs and generate a profit.  Sales of third party developers’ VOIs must generate sufficient cash to comply with the terms of their financing obligations as well as to pay the fees or commissions due to Bluegreen.  The third party developers may not be able to obtain or maintain financing necessary to meet the developer’s requirements, which could impact Bluegreen's ability to sell the developers’ inventory. While Bluegreen could attempt to utilize other arrangements, including JIT arrangements, where Bluegreen would utilize its receivable credit facilities in order to provide fee-based marketing and sales services, this would reduce the credit otherwise available to Bluegreen and impact profitability.  Bluegreen commenced its capital-light activities largely during the recession in response to poor economic conditions, and Bluegreen’s fee-based and other capital-light business activities in the future may be adversely impacted by changes in economic conditions. While Bluegreen performs fee-based sales and marketing services, Bluegreen sells VOIs in a resort developed by a third party as an interest in the Bluegreen Vacation Club.  This subjects Bluegreen to a number of risks typically associated with selling products developed by others under its own brand name, including litigation risks.  Further, these arrangements may expose Bluegreen to additional risk as it will not control development activities or timing of development completion. If third parties with whom Bluegreen enters into agreements are not able to fulfill their obligations to Bluegreen, the inventory expected to be acquired or marketed and sold on their behalf may not be available when expected or at all, or may not otherwise be within agreed-upon specifications. Further, if these third parties do not perform as expected and Bluegreen does not have access to the expected inventory or ability to obtain access to inventory from alternative sources on a timely basis, its ability to maintain or increase sales levels would be adversely impacted.

Bluegreen also sells VOI inventory through secondary market arrangements which require low levels of capital deployment.  In connection with secondary market sales, Bluegreen acquires VOI inventory from its resorts’ HOAs on a non-committed basis in close proximity to the timing of when Bluegreen intends to sell such VOIs. VOIs purchased from HOAs are typically obtained by the HOAs through foreclosure in connection with maintenance fee defaults and are generally acquired by Bluegreen at a discount. While Bluegreen intends to increase its secondary market sales efforts in the future, Bluegreen may not be successful in doing so, and these efforts may not result in Bluegreen achieving anticipated results.  Further, Bluegreen’s secondary market sale activities may subject Bluegreen to negative publicity, which could adversely impact its reputation and business.

Bluegreen’s results of operations and financial condition may be materially and adversely impacted if Bluegreen does not continue to participate in exchange networks and other strategic alliances with third parties or if Bluegreen’s customers are not satisfied with the networks in which Bluegreen participates or Bluegreen’s strategic alliances.

Bluegreen believes that its participation in exchange networks and other strategic alliances and its Traveler Plus™ program make ownership of Bluegreen VOIs more attractive by providing owners with the ability to take advantage of vacation experiences in addition to stays at Bluegreen’s resorts. A VOI owner’s participation in the RCI exchange network allows Vacation Club owners to use their points to stay at over 4,300 participating resorts, based upon availability and the payment of a variable exchange fee.  During the year ended December 31, 2017, approximately 8% of Vacation Club owners utilized the RCI exchange network for a stay of two or more nights.  Bluegreen also has an exclusive strategic arrangement with Choice Hotels pursuant to which, subject to payments and conditions, certain of Bluegreen’s resorts have been branded as part of Choice Hotels’ Ascend Hotel Collection. For a nominal annual fee and transactional fee, Vacation Club owners may also participate in Bluegreen’s Traveler Plus program, which enables them to use their points to access an additional 44 direct exchange resorts, for other vacation experiences such as cruises. Vacation Club owners can convert their Vacation Club points into Choice Privileges points. Choice Privileges points can be used for stays at Choice Hotels. In addition, Traveler Plus members can directly use their Vacation Club points for stays at Choice Hotels’ Ascend Hotel Collection properties, a network of historic and boutique hotels in the United States, Canada, Scandinavia and Latin America. Bluegreen may not be able to or desire to continue to participate in the RCI or direct exchange networks in the future or maintain or extend its other marketing and strategic networks, alliances and relationships. In addition, these networks, alliances and relationships, and Bluegreen’s Traveler Plus program, may not continue to operate effectively, and its customers may not be satisfied with them. In addition, Bluegreen may not be successful in identifying or entering into new strategic relationships in the future. If any of these events should occur, Bluegreen’s results of operations and financial condition may be materially and adversely impacted.

Bluegreen is subject to certain risks associated with its management of resort properties.

Through management of resorts and ownership of VOIs, Bluegreen is subject to certain risks related to the physical condition and operation of the managed resort properties in its network, including:

•	The presence of construction or repair defects or other structural or building damage at any of these resorts, including resorts Bluegreen may develop in the future;
•	Any noncompliance with or liabilities under applicable environmental, health or safety regulations or requirements or building permit requirements relating to these resorts;
•	Any damage resulting from natural disasters, such as hurricanes, earthquakes, fires, floods and windstorms, which may increase in frequency or severity due to climate change or other factors; and
•	Claims by employees, members and their guests for injuries sustained on these resort properties.

Some of these risks may be more significant in connection with the properties for which Bluegreen recently acquired management agreements, particularly those management agreements which were acquired from operators in financial distress. If an uninsured loss or a loss in excess of insured limits occurs as a result of any of the foregoing, Bluegreen may be subject to significant costs.

Additionally, a number of U.S. federal, state and local laws, including the Fair Housing Amendments Act of 1988 and the ADA, impose requirements related to access to and use by disabled persons of a variety of public accommodations and facilities. A determination that managed resorts are subject to, and that they are not in compliance with, these accessibility laws could result in a judicial order requiring compliance, imposition of fines or an award of damages to private litigants. If one of Bluegreen’s managed resorts was required to make significant improvements as a result of non-compliance with these accessibility laws, assessments might be needed to fund such improvements, which additional costs may cause its VOI owners to default on their consumer loans from Bluegreen or cease making required maintenance fee or assessment payments. Also, to the extent that Bluegreen holds interests in a particular resort, it would be responsible for the pro rata share of the costs of such improvements. In addition, any new legislation may impose further burdens or restrictions on property owners with respect to access by disabled persons.

The resort properties that Bluegreen manages are subject to federal, state and local laws and regulations relating to the protection of the environment, natural resources and worker health and safety, including laws and regulations governing and creating liability relating to the management, storage and disposal of hazardous substances and other regulated materials and the cleanup of contaminated sites. The resorts are also subject to various environmental laws and regulations that govern certain aspects of their ongoing operations. These laws and regulations control such things as the nature and volume of wastewater discharges, quality of water supply and waste management practices. To the extent that Bluegreen holds interests in a particular resort, it would be responsible for the pro rata share of losses sustained by such resort as a result of a violation of any such laws and regulations.

In addition, Bluegreen may from time to time have disagreements with VOI owners and HOAs resulting from its provision of management services. Failure to resolve such disagreements may result in litigation. Further, disagreements with HOAs could also result in the loss of management contracts, which would negatively affect Bluegreen’s revenues and results and may also have an adverse impact on its ability to generate sales from existing VOI owners.

Bluegreen’s management contracts are typically structured as “cost-plus,” with an initial term of three years and automatic one-year renewals. If a management contract is terminated or not renewed on favorable terms or is renegotiated in a manner adverse to Bluegreen, its revenues and cash flows would be adversely affected.

Maintenance fees at Bluegreen’s resorts and/or Vacation Club dues may be required to be increased, which could cause its product to become less attractive and could harm business.

The maintenance fees, special assessments and Vacation Club dues that are levied by HOAs and the Vacation Club on VOI owners may increase as the costs to maintain and refurbish properties, and to keep properties in compliance with Bluegreen’s standards, increase. Increases in such fees, assessments or dues could negatively affect customer satisfaction with Bluegreen’s Vacation Club or otherwise adversely impact VOI sales to both new customers and existing VOI owners.

Bluegreen’s strategic transactions may not be successful and may divert its management’s attention and consume significant resources.

Bluegreen intends to continue its strategy of selectively pursuing complementary strategic transactions. Bluegreen may also purchase management contracts, including from resort operators facing financial distress, and purchase VOI inventory at resorts that it does not manage, with the goal of acquiring sufficient VOI ownership at such a resort to become the manager of that resort. The successful execution of this strategy will depend on Bluegreen’s ability to identify and enter into the agreements necessary to take advantage of these potential opportunities, and to obtain any necessary financing. Bluegreen may not be able to do so successfully. In addition, Bluegreen’s management may be required to devote substantial time and resources to pursue these opportunities, which may impact their ability to manage its operations effectively.

Acquisitions involve numerous additional risks, including: (i) difficulty in integrating the operations and personnel of the acquired business or assets; (ii) potential disruption of ongoing business and the distraction of management from day-to-day operations; (iii) difficulty entering markets in which Bluegreen has limited or no prior experience and in which competitors have a stronger market position; (iv) difficulty maintaining the quality of services that Bluegreen has historically provided across new acquisitions; (v) potential legal and financial responsibility for liabilities of the acquired business or assets; (vi) potential overpayment for the acquired business or assets; (vii) increased expenses associated with completing an acquisition and amortizing any acquired intangible assets; (viii) risks associated with any debt incurred in connection with the financing of the transaction; and (ix) challenges in implementing uniform standards, controls, procedures and policies throughout an acquired business.

Bluegreen is dependent on the managers of its affiliated resorts to ensure that those properties meet its customers’ expectations.

In addition to stays at Bluegreen resorts, Vacation Club owners have access to other resorts and hotels as a result of participation in exchange programs and other strategic alliances. Accordingly, Vacation Club owners have access to resorts that Bluegreen does not manage, own or operate. If the managers of a significant number of those properties were to fail to maintain them in a manner consistent with Bluegreen’s standards of quality, Bluegreen may be subject to customer complaints and its reputation and brand could be damaged. In addition, Bluegreen’s agreements with these resorts or their owners may expire, be terminated or not be renewed, or may be renegotiated in a manner adverse to Bluegreen, and Bluegreen may be unable to enter into new agreements that provide Vacation Club owners with equivalent access to additional resorts, any or all of which could materially adversely impact Bluegreen’s business, operating results and financial condition.

The resale market for VOIs could adversely affect Bluegreen’s business.

Based on Bluegreen’s experience at its resorts and at resorts owned by third parties, Bluegreen believes that resales of VOIs in the secondary market generally are made at net sales prices below the original customer purchase prices.  The relatively lower sales prices are partly attributable to the high marketing and sales costs associated with the initial sales of such VOIs.  Accordingly, the initial purchase price of a VOI may be less attractive to prospective buyers, and Bluegreen competes with buyers who seek to resell their VOIs.  While VOI resale clearing houses or brokers currently do not have a material impact on Bluegreen’s business, the availability of resale VOIs at lower prices, particularly if an organized and liquid secondary market develops, could adversely affect Bluegreen’s level of sales and sales prices, which in turn would adversely affect Bluegreen’s business, financial condition and results of operations.

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

Bluegreen expects to seek to acquire more real estate inventory in the future, and the availability of land for development of resort properties at favorable prices will be critical to Bluegreen’s profitability and the ability to cover its significant selling, general and administrative expenses, cost of capital and other expenses.  If Bluegreen is unable to acquire such land or resort properties at a favorable cost, Bluegreen’s results of operations may be materially, adversely impacted. The profitability of Bluegreen’s real estate development activities is also impacted by the cost of construction, including the costs of materials and labor and other services. Should the cost of construction materials and services rise, the ultimate cost of Bluegreen’s future resorts inventory when developed could increase and have a material, adverse impact on Bluegreen’s results of operations. Bluegreen is also exposed to other risks associated with development activities, including, without limitation:

•	Adverse conditions in the capital markets may limit Bluegreen’s ability to raise capital for completion of projects or for development of future properties;
•

Construction delays, zoning and other local, state or federal governmental approvals, cost overruns, lender financial defaults, or natural disasters, such as earthquakes, hurricanes, floods, fires, volcanic eruptions and oil spills, increasing overall construction costs, affecting timing of project completion or resulting in project cancellations;

•

Any liability or alleged liability or resulting delays associated with latent defects in design or construction of projects Bluegreen has developed or that Bluegreen constructs in the future adversely affecting Bluegreen’s business, financial condition and reputation;

•	Failure by third-party contractors to perform for any reason, exposing Bluegreen to operational, reputational and financial harm; and
•	The existence of any title defects in properties Bluegreen acquires.

In addition, the third-party developers from whom Bluegreen sources VOI inventory as part of its capital-light business strategy are exposed to such development-related risks and, therefore, the occurrence of such risks may adversely impact its ability to acquire VOI inventory from them when expected or at all.

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

Bluegreen’s insurance policies may not cover all potential losses.

Bluegreen maintains insurance coverage for liability, property and other risks with respect to its operations and activities. While Bluegreen has comprehensive property and liability insurance policies with coverage features and insured limits that it believes are customary, market forces beyond Bluegreen’s control may limit the scope of the insurance coverage it can obtain or ability to obtain coverage at reasonable rates. The cost of insurance may increase and coverage levels may decrease, which may affect Bluegreen’s ability to maintain customary insurance coverage and deductibles at acceptable costs. There is a limit as well as various sub-limits on the amount of insurance proceeds Bluegreen will receive in excess of applicable deductibles. If an insurable event occurs that affects more than one of its properties, the claims from each affected property may be considered together per policy provisions to determine whether the per occurrence limit, annual aggregate limit or sub-limits, depending on the type of claim, have been reached. If the limits or sub-limits are exceeded, each affected property may only receive a proportional share of the amount of insurance proceeds provided for under the policy. Further, certain types of losses, generally of a catastrophic nature, such as earthquakes, hurricanes and floods, terrorist acts, and certain environmental matters, may be outside the general coverage limits of Bluegreen’s policies, subject to large deductibles, deemed uninsurable or too cost-prohibitive to justify insuring against. In addition, in the event of a substantial loss, the insurance coverage Bluegreen carries may not be sufficient to pay the full market value or replacement cost of the affected resort or in some cases may not provide a recovery for any part of a loss. As a result, Bluegreen could lose some or all of the capital it has invested in a property, as well as the anticipated future marketing, sales or revenue opportunities from the property. Further, Bluegreen could remain obligated under guarantees or other financial obligations related to the property despite the loss of product inventory, and its VOI owners could be required to contribute toward deductibles to help cover losses.

Adverse outcomes in legal or other regulatory proceedings, including claims of non-compliance with applicable regulations or development-related defects could adversely affect Bluegreen’s financial condition and operating results.

In the ordinary course of business, Bluegreen is subject to litigation and other legal and regulatory proceedings, which result in significant expenses and devotion of time. In addition, litigation is inherently uncertain, and adverse outcomes in the litigation and other proceedings to which Bluegreen is or may be subject could adversely affect its financial condition and operating results. In addition, liabilities related to Bluegreen’s former Bluegreen Communities business that were not assumed by Southstar Development Partners, Inc. (“Southstar”) in connection with Southstar’s purchase of substantially all of the assets which comprised Bluegreen Communities during May 2012, including those relating to Bluegreen Communities’ operations prior to the closing of the transaction, remain Bluegreen’s responsibility.

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

Failure to maintain the integrity of Bluegreen’s internal or customer data could result in faulty business decisions or operational inefficiencies, damage Bluegreen's reputation and/or subject Bluegreen to costs, fines, or lawsuits.

Bluegreen collects and retains large volumes of internal and customer data, including social security numbers, credit card numbers and other personally identifiable information of its customers in various internal information systems and information systems of its service providers. Bluegreen also maintains personally identifiable information about its employees. The integrity and protection of that customer, employee and company data is critical to Bluegreen and faulty decisions could be made if that data is inaccurate or incomplete. Bluegreen’s customers and employees also have a high expectation that Bluegreen and its service providers will adequately protect their personal information. The regulatory environment as well as the requirements imposed on Bluegreen by the payment card industry surrounding information, security and privacy is also increasingly demanding, in both the United States and other jurisdictions in which Bluegreen operates. Bluegreen’s systems may be unable to satisfy changing regulatory and payment card industry requirements and employee and customer expectations, or may require significant additional investments or time in order to do so.

Bluegreen’s information systems and records, including those it maintains with its service providers, may be subject to security breaches, cyber attacks, system failures, viruses, operator error or inadvertent releases of data. A significant theft, loss, or fraudulent use of customer, employee or company data maintained by Bluegreen or by a service provider could adversely impact Bluegreen’s reputation and could result in remedial and other expenses, fines or litigation. A breach in the security of Bluegreen’s information systems or those of its service providers could lead to an interruption in the operation of Bluegreen’s systems, resulting in operational inefficiencies and a loss of profits.

The proliferation and global reach of social media continues to expand rapidly and could cause Bluegreen to suffer reputational harm. The continuing evolution of social media presents new challenges and requires it to keep pace with new developments, technology and trends. Negative posts or comments about Bluegreen, the properties it manages or its brands on any social networking or user-generated review website, including travel and vacation property websites, could affect consumer opinions of Bluegreen and its products, and Bluegreen cannot guarantee that it will timely or adequately redress such instances. Inadequate or failed technologies could lead to interruptions in Bluegreen’s operations, which may materially adversely affect its business, financial position, results of operations or cash flows.

In addition, conversions to new information technology systems require effective change management processes and may result in cost overruns, delays or business interruptions. If Bluegreen’s information technology systems are disrupted, become obsolete or do not adequately support its strategic, operational or compliance needs, its business, financial position, results of operations or cash flows may be adversely affected.

Bluegreen’s technology requires updating, the cost involved in updating the technology may be significant, and the failure to keep pace with developments in technology could impair Bluegreen's operations or competitive position.

The vacation ownership and hospitality industries require the utilization of technology and systems, including technology utilized for sales and marketing, mortgage servicing, property management, brand assurance and compliance, and reservation systems. This technology requires continuous updating and refinements, including technology required to remain competitive and to comply with the legal requirements such as privacy regulations and requirements established by third parties. Bluegreen is taking steps to update its information technology platform, which has required, and is likely to continue to require, significant capital expenditures. Older systems which have not yet been updated may increase the risk of operational inefficiencies, financial loss and non-compliance with applicable legal and regulatory requirements, and Bluegreen may not be successful in updating such systems in the time frame or at the cost anticipated. Further, as a result of the rapidly changing technological environment, systems which Bluegreen has put in place or expects to put in place in the near term may become outdated, requiring new technology, and Bluegreen may not be able to replace those systems as quickly as its competition or within budgeted costs and time frames.  Further, Bluegreen may not achieve the benefits that may have been anticipated from any new technology or system.

Bluegreen’s intellectual property rights, and the intellectual property rights of its business partners, are valuable, and the failure to protect those rights could adversely affect its business.

Bluegreen’s intellectual property rights, including existing and future trademarks, trade secrets and copyrights, are and will continue to be valuable and important assets of its business. Bluegreen believes that its proprietary technology, as well as its other technologies and business practices, are competitive advantages and that any duplication by competitors would harm Bluegreen’s business. Measures taken to protect Bluegreen’s intellectual property may not be sufficient or effective. Additionally, intellectual property laws and contractual restrictions may not prevent misappropriation of Bluegreen’s intellectual property. Finally, even if Bluegreen is able to successfully protect its intellectual property, others may develop technologies that are similar or superior to Bluegreen’s technology. Bluegreen also generates a significant portion of new sales prospects and leads through arrangements with third parties, including Bass Pro. The failure by these third parties to protect their intellectual property rights could also harm Bluegreen’s business.

The loss of the services of Bluegreen’s key management and personnel could adversely affect its business.

Bluegreen’s ability to successfully implement its business strategy will depend on its ability to attract and retain experienced and knowledgeable management and other professional staff, and Bluegreen may not be successful in doing so. If efforts to retain and attract key management and other personnel are unsuccessful, Bluegreen’s business, prospects, results of operations and financial condition may be materially and adversely impacted.

BBX Capital and its subsidiaries are subject to environmental laws related to their real estate activities and the cost of compliance could adversely affect our businesses.

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

In connection with the sale of BankAtlantic to BB&T during July 2012, we acquired nonperforming loans and foreclosed real estate, and our results of operations and financial condition may be adversely affected if these criticized assets are monetized below their current book values.

As a result of the BankAtlantic Sale, we maintain and manage a portfolio of foreclosed real estate and non-performing loans. As a consequence, our financial condition and results of operations will be dependent on our ability to successfully manage and monetize these legacy assets. Further, our loan portfolio and real estate may not be easily salable in the event we decide to liquidate an asset through a sale transaction. If the legacy assets are not monetized at or near the current book values ascribed to them, or if these assets are liquidated for amounts less than book value, our financial condition and results of operations would be adversely affected.  Because a majority of these legacy assets do not generate income on a regular basis, we do not expect to generate significant revenue or income with respect to these assets until such time as an asset is monetized through repayments or we consummate transactions involving the sale, joint venture or development of the underlying real estate or investments.

Some of our operations are through unconsolidated joint ventures with unaffiliated third parties, and we may be adversely impacted by a joint venture partner’s failure to fulfill its obligations.

By entering into joint ventures, we may be successful in reducing the amount we invest in the ownership and development of real estate properties. However, joint venture partners may become financially unable or unwilling to fulfill their obligations under the joint venture agreements. Most joint ventures borrow money to help finance their activities, and although recourse on the loans is generally limited to the managing members, joint ventures and their properties, we have in some cases and may in the future provide ongoing financial support or guarantees. If joint venture partners do not meet their obligations to the joint venture, we may be required to make significant expenditures, which may have an adverse effect on our operating results or financial condition. We have in the past and may in the future hold investments in a number of different joint ventures with the same or related developers, which could increase the adverse effects of any failures by such developer to fulfil its obligations.

Investments by BBX Capital’s real estate division in real estate developments directly or through joint ventures expose us to market and economic risks inherent in the real estate construction and development industry.

The real estate construction and development industry is highly competitive and subject to numerous risks which in many cases are beyond management’s control. The success of our investments in real estate developments is dependent on many factors, including:

•	Demand for or oversupply of new homes, finished lots, rental apartments and commercial real estate;
•	Demand for commercial real estate tenants;
•	Real estate market values;
•	Changes in capitalization rates impacting real estate values;
•	Inventory of foreclosed homes negatively impacting selling prices;
•	Availability and reasonable pricing of skilled labor;
•	Availability and reasonable pricing of construction materials, such as lumber, framing, concrete and other building materials;
•	Changes in laws and regulations for new construction and land entitlements, including environmental and zoning laws and regulations;
•	Natural disasters and severe weather conditions increasing costs, delaying construction, causing uninsured losses or reducing demand for new homes;
•	Availability and cost of mortgage financing for potential purchasers;
•	Mortgage loan interest rates;

•	Availability, delays and costs associated with obtaining permits, approvals or licenses necessary to develop property;
•	Construction defects and product liability claims; and
•	General economic conditions.

Any of these factors could give rise to delays in the start or completion of a project, increase the cost of developing a project, or could result in reduced prices and values for BBX Capital’s developments, including developments underlying its joint venture investments.

A significant portion of our loans and real estate assets are located in Florida, and economic conditions in the Florida real estate market could adversely affect our earnings and financial condition.

The legacy assets retained by us in the BankAtlantic Sale and the real estate investments made by us are primarily in Florida, and adverse changes to the Florida economy or the real estate market may negatively impact our earnings and financial condition. Our real estate investment business is primarily concentrated in Florida. As a result, we are exposed to geographic risks of high unemployment rates, declines in the housing industry and declines in the real estate market in Florida. Adverse changes in laws and regulations ‘in Florida would have a negative impact on our revenues, financial condition and business. Declines in the Florida housing markets may negatively impact the credit performance of our loans and result in significant asset impairments. Further, the State of Florida is subject to the risks of natural disasters, such as tropical storms and hurricanes, which may disrupt our operations, adversely impact the ability of our borrowers to timely repay their loans, adversely impact the value of any collateral securing loans and our portfolio of real estate, or otherwise have an adverse effect on our results of operations. The severity and impact of tropical storms, hurricanes and other weather related events are unpredictable.

Renin’s sales are concentrated with two significant customers, and there is significant competition in the industry.

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

A significant portion of Renin’s business is dependent on the levels of home improvement activity, including spending on repair and remodeling projects, and new home construction activity. Macroeconomic conditions, including consumer confidence levels, fluctuations in home prices, unemployment and underemployment levels, interest rates, regulatory initiatives, and the availability of home equity loans and mortgage financing affect both discretionary spending on home improvement projects as well as new home construction activity. Adverse changes in these factors or uncertainty regarding these macroeconomic conditions could result in a decline in spending on home improvement projects and a decline in demand for new home construction, both of which could adversely affect Renin’s results of operations.

The operating results of Renin and BBX Sweet Holdings would be negatively impacted if they experience increased commodity costs or a limited availability of commodities.

Our middle market operating businesses purchase various commodities to manufacture products, including steel, aluminum, glass and mirror in the case of Renin, and sugar and cocoa in the case of BBX Sweet Holdings. Fluctuations in the availability and prices of these commodities could increase the cost to manufacture products. Further, increases in energy costs could increase production costs as well as transportation costs, each of which could negatively affect their operating results.  Renin’s and BBX Sweet Holdings’ existing arrangements with customers, competitive considerations and the relative negotiating power and resistance of home center customers and big-box retailers to price increases make it difficult to increase selling prices to absorb increased production costs. If Renin and BBX Sweet Holdings are not able to increase the prices of its products or achieve other cost savings or productivity improvements to offset any increased commodity and production costs, our operating results could be negatively impacted. Many of the raw materials purchased by Renin and BBX Sweet Holdings are sourced from China, Mexico and other countries.  Changes in United States trade practices, or taxes levied on these imports, could significantly impact the results of these operating companies.

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

FFTRG operations require ongoing compliance with its area development and franchise agreements with MOD.

The Company’s area development agreement with MOD provides the Company with the exclusive right to open MOD franchised pizza restaurant locations in the state of Florida. The agreement requires the Company to open its restaurant locations based on a predetermined development schedule, and failure to comply with the schedule gives MOD the right to terminate the agreement. In connection with such a termination, the Company will have no right to open additional MOD franchised pizza restaurant locations, and MOD may grant franchise rights to competitors in the state of Florida. As a result, to remain compliant with the development schedule, the Company may decide to develop restaurants in less desirable locations. Furthermore, if the Company lost its exclusive development rights, our inability to open additional locations could prevent us from scaling our infrastructure and operations, and our existing locations may face increased competition from additional MOD locations.

In addition, the Company’s franchise agreements with MOD require the Company to comply with various operating programs designed and established by MOD. These programs include the adoption of price discounts and promotions, the implementation of menu changes, and the funding of various ongoing operating expenses and capital expenditures, including the requirement to periodically remodel restaurant locations.

These requirements and the related risks of compliance could ultimately have an adverse effect on the operating results of the Company’s MOD franchise operations.

Information technology failures and data security breaches could harm our business.

The Company relies on information technology (IT) systems, including Internet sites, data hosting facilities and other hardware and platforms, some of which are hosted by third parties. These IT systems, like those of most companies, may be vulnerable to a variety of interruptions, including, but not limited to, natural disasters, telecommunications failures, hackers, and other security issues. Moreover, the Company’s computer systems, like those of most companies, may become subject to computer viruses or other malicious codes, and to cyber or phishing-attacks. Although administrative and technical controls have been implemented which attempt to minimize the risk of cyber incidents, computer intrusion efforts are becoming increasingly sophisticated, and any enhanced controls installed might be breached. If the IT systems cease to function properly, the Company could suffer interruptions in its operations. If the cyber-security is breached, unauthorized persons may gain access to our proprietary or confidential information, including information about borrowers, employees or investments. This could require the Company to incur significant costs to comply with legally required protocols and to repair or restore the security of its systems.

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

Alan B. Levan, the Chairman and Chief Executive Officer of BBX Capital, and John E. Abdo, the Vice Chairman of BBX Capital, collectively beneficially own shares of BBX Capital’s Class A Common Stock and Class B Common Stock representing approximately 77% of the general voting power of BBX Capital. In addition, each of Mr. Alan Levan and Mr. Abdo has been granted restricted securities of BBX Capital which are scheduled to vest over time. Further, Mr. Alan Levan and Mr. Abdo are parties to an agreement pursuant to which Mr. Alan Levan has agreed to vote his shares of BBX Capital’s Class B Common Stock in favor of the election of Mr. Abdo to BBX Capital’s board of directors for so long as he is willing and able to serve as a director of BBX Capital, and Mr. Abdo has agreed to vote the shares of BBX Capital’s Class B Common Stock he owns in the same manner that Mr. Alan Levan votes his shares of BBX Capital’s Class B Common Stock. Mr. Abdo has also agreed, subject to certain exceptions, not to transfer certain of his shares of BBX Capital’s Class B Common Stock and to obtain the consent of Mr. Alan Levan prior to the conversion of certain of his shares of BBX Capital’s Class B Common Stock into shares of BBX Capital’s Class A Common Stock. Because BBX Capital’s Class A Common Stock and Class B Common Stock vote as a single class on most matters, Mr. Alan Levan and Mr. Abdo effectively have the voting power to elect the members of BBX Capital’s board of directors and to control the outcome of any other vote of BBX Capital’s shareholders, except in those limited circumstances where Florida law mandates that the holders of BBX Capital’s Class A Common Stock vote as a separate class. Mr. Alan Levan’s and Mr. Abdo’s control position may have an adverse effect on the market price of BBX Capital’s Class A Common Stock and Class B Common Stock. In addition, their interests may conflict with the interests of BBX Capital’s other shareholders.

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

During each of March 2017, June 2017, September 2017 and December 2017, BBX Capital’s board of directors declared a cash dividend of $0.0075 per share on BBX Capital’s Class A Common Stock and Class B Common Stock. BBX Capital has indicated its intention to declare regular quarterly dividends on its Class A Common Stock and Class B Common Stock. However, future dividends are subject to approval and declaration by BBX Capital’s board of directors and, accordingly, BBX Capital may not make dividend payments in the future, whether in the amount anticipated, on a regular basis or as anticipated, or at all. The payment of dividends, if any, by BBX Capital will depend on many factors considered by its board of directors, including, without limitation, our financial condition and results of operations, liquidity requirements, market opportunities, and contractual constraints. Further, over time, the Company’s cash needs may change significantly from its current needs, which could affect whether BBX Capital pays dividends and the amount of any dividends it may pay in the future. The terms of BBX Capital’s indebtedness may also restrict it from paying cash dividends on its stock under certain circumstances. In addition, BBX Capital pays regular quarterly cash dividends of $187,500 with respect to its outstanding 5% Cumulative Preferred Stock. BBX Capital may not pay or set apart for payment any dividend or other distribution (other than a dividend or distribution payable solely in common stock) on its Class A Common Stock or Class B Common Stock until such time as all accrued and unpaid dividends on BBX Capital’s 5% Cumulative Preferred Stock have been or contemporaneously are declared or paid and a sum is set apart sufficient for payment of such accrued and unpaid dividends.

The provisional tax impacts resulting from the Tax Cuts and Jobs Act are based on interpretations and assumptions the Company has made. Any changes in interpretations and assumptions or the issuance of additional regulatory guidance may have a material adverse impact on our tax rate in fiscal years 2018 and beyond.

On December 22, 2017, U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Reform Act”), was signed into law, significantly changing the U.S. Internal Revenue Code. These changes include, among other things, lowering the corporate income tax rate, subjecting certain future foreign subsidiary earnings, whether or not distributed, to U.S. tax under a Global Intangible Low-Taxed Income provision, imposing a new alternative “Base Erosion and Anti-Abuse Tax” on U.S. corporations that limits deductions for certain amounts payable to foreign affiliates, imposing significant additional limitations on the deductibility of interest payable to related and unrelated lenders, further limiting deductible executive compensation, and imposing a one-time repatriation tax on deemed repatriated earnings of foreign subsidiaries through the end of 2017. We continue to analyze how the Tax Reform Act may impact our results of operations.  The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. The Company has recognized the provisional tax impacts related to the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Reform Act. This continued analysis and resulting uncertainty, along with many of the changes effected pursuant to the Tax Reform Act, may have an adverse or volatile effect on our tax rate in fiscal years 2018 and beyond, thereby affecting our results of operations.

There are inherent uncertainties involved in estimates, judgments and assumptions used in the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Any changes in estimates, judgments and assumptions used could have a material adverse effect on our financial position and operating results.

The consolidated financial statements included in the periodic reports we file with the SEC, including this Annual Report on Form 10-K, are prepared in accordance with GAAP. The preparation of financial statements in accordance with GAAP involves making estimates, judgments and assumptions that affect reported amounts of assets (including goodwill and other intangible assets), liabilities and related reserves, revenues, expenses and income. This includes estimates, judgments and assumptions for assessing the amortization/accretion of purchase accounting fair value differences and the impairment of goodwill and other intangible assets pursuant to applicable accounting guidance. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are often not readily apparent from other sources. However, estimates, judgments and assumptions can be highly uncertain and are subject to change in the future, and our estimates, judgments and assumptions may prove to be incorrect and our actual results may differ from these estimates under different assumptions or conditions.

If any estimates, judgments or assumptions change in the future, or our actual results differ from our estimates or assumptions, we may be required to record additional expenses or impairment charges, which would be recorded as a charge against our earnings and could have a material adverse impact on our financial condition and operating results.  Our goodwill was tested for impairment on December 31, 2017 (annual testing date) and the goodwill assigned to one of BBX Sweet Holdings reporting units was determined to be impaired.  The goodwill assigned to another BBX Sweet Holdings reporting unit was determined not to be impaired.  If BBX Sweet Holdings’ reporting units do not meet expectations or if there is a downturn in the confectionery industry, we may recognize goodwill impairment charges in future periods.

Unexpected events, such as natural disasters, severe weather and terrorist activities, may disrupt the Company’s operations and increase our costs.

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

Legal proceedings and the impact of any finding of liability or damages could adversely impact us and our financial condition and operating results.

BBX Capital and its subsidiaries have in the past and may in the future be subject to legal proceedings, including numerous legal proceedings against Bluegreen with respect to its operations. The impact of any finding of liability or damages could adversely impact the Company’s financial condition and operating results and the costs of defending pending or threatened legal proceedings could be significant.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The principal executive office of the Company is located at 401 East Las Olas Boulevard, Suite 800, Fort Lauderdale, Florida, 33301, and is occupied under a lease with an expiration date of June 30, 2021. The Company has the right to renew the terms of the lease for two additional terms of five years commencing as of the expiration date.

Bluegreen’s principal executive office is located at 4960 Conference Way North, Suite 100, Boca Raton, Florida 33431, and consists of approximately 120,838 square feet of leased space with an expiration date of December 31, 2023. At December 31, 2017, Bluegreen also maintained sales offices at or near 23 of its resorts as well as regional administrative offices in Orlando, Florida and Indianapolis, Indiana. For information regarding Bluegreen’s resort properties, that are part of the Bluegreen Vacation Club, please see Item 1 Business —Products – Vacation Club Resorts.

IT’SUGAR’s principal executive office is located at 3155 Southwest 10th Street, Deerfield, Florida and is occupied under a lease with an expiration date of October 31, 2019. IT’SUGAR leases 95 retail locations in 26 states and Washington DC, with lease expirations from 2018 to 2030.  The retail leases typically have a 10 year original term.

Renin’s principal executive office is located at 110 Walker Drive, Brampton, Ontario and is occupied under a lease with an expiration date of December 31, 2024. Renin leases its manufacturing facilities in the United States and Canada which have lease expiration dates of December 31, 2019 and December 31, 2024, respectively.

BBX Sweet Holdings leases the following manufacturing facilities in Utah and Florida and retail locations in Florida:

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

•	Three retail locations in Palm Beach County, Florida with lease expiration dates ranging from February 28, 2018 to November 30, 2026; and
•	Four retail locations in Broward County, Florida with lease expiration dates ranging from June 30, 2019 to May 31, 2026.

BBX Sweet Holdings also owns a chocolate manufacturing facility located at 5190 Lake Worth Road, Greenacres, Florida. The facility is comprised of a 4,000 square foot office and store front area and an 11,526 square foot manufacturing area.

FFTRG has executed the following retail leases to operate MOD Super-Fast Pizza restaurants in Florida:

•	Two retail restaurant locations in Broward County each expiring in 2027;
•	One retail restaurant location in Dade County expiring in 2027; and
•	One retail restaurant location in Duval County expiring in 2027.

These retail leases typically have a 10 year term with the right to renew the terms of the lease for two additional terms of five years commencing as of the expiration date.

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

In the ordinary course of business, Bluegreen becomes subject to claims or proceedings from time to time relating to the purchase, sale, marketing, or financing of VOIs or Bluegreen’s other business activities.  Bluegreen is also subject to certain matters relating to the Bluegreen Communities’ business, substantially all of the assets of which were sold by Bluegreen on May 4, 2012. Additionally, from time to time in the ordinary course of business, Bluegreen becomes involved in disputes with existing and former employees, vendors, taxing jurisdictions and various other parties and Bluegreen receives individual consumer complaints, as well as complaints received through regulatory and consumer agencies, including Offices of State Attorneys General. Bluegreen takes these matters seriously and attempts to resolve any such issues as they arise.

BBX Capital Litigation

Shiva Stein, on behalf of herself and all others similarly situated, v. BBX Capital Corp., John E. Abdo, Norman H. Becker, Steven M. Coldren, Willis N. Holcombe, Jarett S. Levan, Anthony P. Segreto, Charlie C. Winningham, II, BFC Financial Corporation and BBX Merger Subsidiary LLC, Case No. CACE16014713, Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida.

On August 10, 2016, Shiva Stein filed a lawsuit against the Company, BBX Merger Sub, LLC (“Merger Sub”), BCC and the members of BCC’s board of directors, which seeks to establish a class of BCC’s shareholders and challenges the Merger between BCC and BBX Capital (“the Merger”). The plaintiff asserts that the Merger consideration undervalues BCC and is unfair to BCC’s public shareholders, that the sales process was unfair and that BCC’s directors breached their fiduciary duties of care, loyalty and candor owed to the public shareholders of BCC because, among other reasons, they failed to take steps to maximize the value of BCC to its public shareholders and instead diverted consideration to themselves. The lawsuit also alleges that BBX Capital, as the controlling shareholder of BCC, breached its fiduciary duties of care, loyalty and candor owed to the public shareholders of BCC by utilizing confidential, non-public information to formulate the Merger consideration and not acting in the best interests of BCC’s public shareholders. In addition, the lawsuit includes a cause of action against BCC, the Company and Merger Sub for aiding and abetting the alleged breaches of fiduciary duties. The lawsuit requested that the court grant an injunction blocking the proposed Merger or, if the proposed Merger is completed, rescind the transaction or award damages as determined by the court.  On September 15, 2016, the Defendants filed a Motion to Dismiss the amended complaint. On November 21, 2016, the Court issued an order granting the Motion to Dismiss with prejudice. Plaintiff appealed the Court’s order dismissing the amended complaint to the Fourth District Court of Appeals, and on January 9, 2018, the Fourth District of Appeals held oral argument on the appeal. The Company believes that the appeal is without merit and intends to continue vigorously defending the action.

Bluegreen Litigation

“Cease and Desist” Letters

Commencing in 2015, it came to Bluegreen’s attention that its collection efforts with respect to its VOI notes receivable were being impacted by a then emerging, industry-wide trend involving the receipt of “cease and desist” letters from attorneys purporting to represent certain VOI owners.  Following receipt of these letters, Bluegreen is unable to contact the owners unless allowed by law. Bluegreen believes these attorneys have encouraged such owners to become delinquent and ultimately default on their obligations and that such actions and Bluegreen’s inability to contact the owners are a primary contributor to the increase in its annual default rates.  Bluegreen’s average annual default rates have increased from 6.9% in 2015 to 8.5% in 2017. Bluegreen also estimates that approximately 9.3% of the total delinquencies on its VOI notes receivable as of December 31, 2017 related to VOI notes receivable subject to these letters.  Bluegreen has in a number of cases pursued, and may in the future pursue, legal action against the VOI owners.

Whitney Paxton and Jeff Reeser, on behalf of themselves and all others similarly situated, v. Bluegreen Vacations Unlimited, Inc., Phillip Hicks and Todd Smith, Case No. 3:16-CV-523-HSM-HBG, United States District Court, Eastern District of Tennessee at Knoxville

On August 24, 2016, Whitney Paxton and Jeff Reeser filed a lawsuit against Bluegreen Vacations Unlimited, Inc. (“BVU”), a wholly-owned subsidiary of Bluegreen, and certain employees of BVU (collectively, the “Defendants”), seeking to establish a class action of former and current employees of BVU and alleging violations of plaintiffs’ rights under the Fair Labor Standards Act of 1938 (the “FLSA”) and breach of contract. The lawsuit also claims that the Defendants terminated plaintiff Whitney Paxton as retaliation for her complaints about alleged violations of the FLSA. The lawsuit seeks damages in the amount of the unpaid compensation owed to the plaintiffs. During July 2017, a magistrate judge entered a report and recommendation that the plaintiffs’ motion to conditionally certify collective action and facilitate notice to potential class members be granted with respect to certain employees and denied as to others. During September 2017, the judge accepted the recommendation and granted preliminary approval of class certification. Management believes that the lawsuit is without merit and intends to vigorously defend the action.

Stephen Potje, Tamela Potje, Sharon Davis, Beafus Davis, Matthew Baldwin, Tammy Baldwin, Arnor Lee, Angela Lee, Gretchen Brown, Paul Brown, Jeremy Estrada, Emily Estrada, Guillermo Astorga Jr., Michael Oliver, Carrie Oliver, Russell Walters, Elaine Walters, and Mike Ericson, individually and on behalf of all other similarly situated, v Bluegreen Corporation, Case No.: 9:17-cv-81055, United States District Court, Southern District of Florida

On September 22, 2017, the plaintiffs named in the caption above filed a lawsuit against Bluegreen which asserts claims for alleged violations of the Florida Deceptive and Unfair Trade Practices Act and the Florida False Advertising Law. In the complaint, the plaintiffs allege the making of false representations in connection with Bluegreen’s sales of VOIs, including representations regarding the ability to use points for stays or other experiences with other vacation providers, the ability to cancel VOI purchases and receive a refund of the purchase price, the ability to roll over unused points and that annual maintenance fees would not increase. The complaint seeks to establish a class of consumers who, since the beginning of the applicable statute of limitations, have purchased VOIs from Bluegreen, had their annual maintenance fees relating to Bluegreen VOIs increased, or were unable to roll over their unused points to the next calendar year. The lawsuit alleges damages in excess of $5,000,000 and seeks damages in the amount alleged to have been improperly obtained by Bluegreen, as well as any statutory enhanced damages, attorneys’ fees and costs, and equitable and injunctive relief. On November 20, 2017, Bluegreen moved to dismiss the complaint and, in response, the plaintiffs filed an amended complaint dropping the claims relating to the Florida Deceptive and Unfair Trade Practices Act and adding claims for fraud in the inducement and violation of the Florida Vacation Plan and Timesharing Act. Bluegreen filed a motion to dismiss the amended complaint which is currently pending before the court. Bluegreen’s management believes that the lawsuit is without merit and intends to vigorously defend the action.

Gordon Siu, individually and on behalf of all others similarly situated, v. Bluegreen Vacations Unlimited, Inc., Choice Hotels International, Inc., et al., Case No. 3:18-CV-00022, U.S. District Court for the Southern District of California

On January 4, 2018, the plaintiff named in the caption above filed a lawsuit alleging that Bluegreen Vacations and Choice Hotels violated California state privacy laws by recording and/or monitoring a telemarketing call to the plaintiff without his consent. The plaintiff claims the individual making the call requested that the plaintiff provide personal and private information and did not disclose that the call was being recorded until after making such request. The plaintiff seeks certification of a class of persons in California whose telephone conversations were monitored, recorded and/or eavesdropped upon without their consent by Bluegreen and/or Choice Hotels and damages of $5,000 per violation.  Bluegreen believes that the lawsuit is without merit and intends to vigorously defend the action.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Class A Common Stock and Class B Common Stock have substantially identical terms, except as follows:

•

Under Florida law and our Articles of Incorporation and Bylaws, holders of our Class A Common Stock and Class B Common Stock vote together as a single class on most matters presented for a shareholder vote.  On such matters, holders of our Class A Common Stock are entitled to one vote for each share held, with all holders of Class A Common Stock possessing in the aggregate 22% of the total voting power. Holders of Class B Common Stock have the remaining 78% of the total voting power. If the number of shares of Class B Common Stock outstanding decreases to 1,800,000 shares, the Class A Common Stock’s aggregate voting power will increase to 40%, and the Class B Common Stock will have the remaining 60%. If the number of shares of Class B Common Stock outstanding decreases to 1,400,000 shares, the Class A Common Stock’s aggregate voting power will increase to 53%, and the Class B Common Stock will have the remaining 47%. If the number of shares of Class B Common Stock outstanding decreases to 500,000 shares, the fixed voting percentages will be eliminated, and holders of our Class A Common Stock and holders of our Class B Common Stock will each be entitled to one vote per share.

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

Market Information

On July 13, 2017, the Company’s Class A Common Stock began trading on the New York Stock Exchange (“NYSE”) under the ticker symbol “BBX.” Upon commencement of trading on the NYSE, the Company’s Class A Common Stock ceased trading on the OTCQX Best Market. On February 3, 2017, the Company’s Class B Common Stock began trading on the OTCQX Best Market under the ticker symbol “BBXTB”.

From February 3, 2017 through July 12, 2017, our Class A Common Stock were quoted on the OTCQX Best Market under the ticker symbol “BBXT”.  Prior to February 3, 2017, our Class A and Class B Common Stock were quoted on the OTCQB market tier of the OTC Markets (“OTCQB”) under the ticker symbol names “BFCF” and “BFCFB,” respectively.

On March 6, 2018, there were approximately 371 record holders of our Class A Common Stock and approximately 135 record holders of our Class B Common Stock.

The following table sets forth, for the indicated periods, the high and low trading prices for our Class A Common Stock and Class B Common Stock as quoted on the applicable exchange.

	Class A Common Stock		Class B Common Stock
	High	Low	High	Low
Calendar Year 2016
First quarter	$3.44	$2.50	$3.30	$2.57
Second quarter	3.10	2.51	2.96	2.50
Third quarter	3.95	2.73	3.70	2.60
Fourth quarter	5.04	3.65	4.40	3.65
For the year ended December 31, 2016	5.04	2.50	4.40	2.50

Calendar Year 2017
First quarter	$7.00	$4.81	$7.35	$4.90
Second quarter	7.50	6.03	7.40	6.35
Third quarter	7.77	5.87	7.75	6.10
Fourth quarter	8.92	6.32	8.89	7.05
For the year ended December 31, 2017	8.92	4.81	8.89	4.90

Dividends

Prior to June 2016, no cash dividends were paid on the Company’s common stock.  Since June 2016, the Company’s board of directors has declared quarterly cash dividends on the Company’s Class A and Class B Common Stock as follows:

			Per
			Common
			Share
	Record	Payment	Distribution
	Date	Date	Amount
March 2018	3/26/2018	4/20/2018	$0.01

March	3/20/2017	4/20/2017	$0.0075
June	6/26/2017	7/20/2017	0.0075
September	9/29/2017	10/20/2017	0.0075
December	12/20/2017	1/22/2018	0.0075
Total for 2017			$0.0300

June	6/20/2016	7/20/2016	$0.005
September	9/23/2016	10/20/2016	0.005
December	12/19/2016	1/20/2017	0.005
Total for 2016			$0.015

Future declaration and payment of cash dividends with respect to the Company’s common stock, if any, will be determined in light of the then-current financial condition of the Company and other factors deemed relevant by the board of directors.

See the “Liquidity and Capital Resources” section of “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion regarding the dependence of BBX Capital on dividends from Bluegreen and the ability of Bluegreen to pay dividends to the Company, as well as restrictions pertaining thereto.

Issuer Purchases of Equity Securities

On September 21, 2009, our board of directors approved a share repurchase program which authorized the repurchase of up to 20,000,000 shares of the Company’s Class A Common Stock and Class B Common Stock at an aggregate cost of up to $10 million. On June 13, 2017, our board of directors approved a share repurchase program which replaced the September 2009 share repurchase program and authorizes the repurchase of up to 5,000,000 shares of the Company’s Class A Common Stock and Class B Common Stock at an aggregate cost of up to $35 million. The June 2017 repurchase program authorizes management, at its discretion, to repurchase shares from time to time subject to market conditions and other factors. During April 2017, the Company repurchased 1.0 million shares of its Class A Common Stock under the September 2009 share repurchase program for approximately $6.2 million. During April 2016, the Company repurchased 1.0 million shares of its Class A Common Stock under the September 2009 share repurchase program for approximately $3.0 million.

As of December 31, 2017, 321,593 shares of the Company’s Class A Common Stock have been repurchased for approximately $2.4 million under the June 2017 share repurchase program.

From September 30, 2017 through October 8, 2017, a total of 2,394,492 shares of the Company’s Class A Common Stock and 176,132 shares of the Company’ Class B Common Stock previously owned by certain executive officers were surrendered to the Company by the executive officers as payment in satisfaction of tax withholding obligations relating to the vesting of certain previously reported restricted stock awards and units granted to the executive officers. Further information regarding these repurchases during the quarter ended December 31, 2017, is set forth in the table below:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – October 31, 2017 (1)	2,570,624	$7.38	-	5,000,000 shares (or approximately $35,000,000)
November 1 – November 30, 2017 (2)	321,593	$7.56	321,593	4,678,407 shares (or approximately $32,567,000)
December 1 – December 31, 2017	-	$ -	-	4,678,407 shares (or approximately $32,567,000)
Total	2,892,217	$7.40	-	4,678,407 shares (or approximately $32,567,000)

(1)	These shares were surrendered to the Company by certain executive officers in satisfaction of tax withholding obligations and were not repurchased under a share repurchase program.
(2)	The shares repurchased in November 2017 were made under the June 2017 share repurchase program.

Equity Compensation Plan Information

The following table lists awards previously granted and outstanding, and securities authorized for issuance, under the Company’s equity compensation plans at December 31, 2017:

Number of
Securities
Remaining
Available for
Future Issuance
		Weighted-	Under Equity
	Number of Securities	Average	Compensation
	to be Issued	Exercise	Plans
	Upon Exercise	Price of	(Excluding
	of Outstanding	Outstanding	Outstanding
	Options,	Options,	Options,
	Warrants	Warrants	Warrants,
Plan category	or Rights	or Rights	or Rights)(1)
Equity compensation plans
approved by security
holders	27,346	$8.98	2,228,802

Equity compensation plans
not approved by security
holders	-	-	-
Total	27,346	$8.98	2,228,802

(1)

In January 2018, the Company’s Compensation Committee of the board of directors granted 1,487,051 restricted shares of the Company’s Class B Common Stock to the Company’s executive officers under the BBX Capital Corporation 2014 Incentive Plan reducing the number of securities remaining available for future issuance under equity compensation plans to 741,751.

The Company assumed BCC’s equity compensation plans upon consummation of the acquisition of all the outstanding shares of BCC not owned by the Company pursuant to a merger agreement on December 15, 2016. Pursuant to the merger agreement for this transaction, awards outstanding under the BCC Equity Compensation Plan at December 15, 2016 continue to be outstanding and governed by the BBX Capital 2005 Restricted Stock and Option Plan, and the BBX Capital 2014 Stock Incentive Plan, except that such awards were converted into awards that are eligible to be settled in shares of the Company’s Class A Common Stock resulting in the issuance of 5,090,354 restricted shares of the Company’s Class A Common Stock and non-qualifying stock options to acquire 35,716 shares of the Company’s Class A Common Stock at December 15, 2016.  No further awards will be granted under the BCC equity compensation plans.

Shareholder Return Performance Graph

Set forth below is a graph comparing the cumulative total returns (assuming reinvestment of dividends) for the Company’s Class A Common Stock, the Standard and Poor’s 500 Stock Index and Standard and Poor’s Small-Cap Stock Index and assumes $100 was invested on December 31, 2012.

	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
BBX Capital Corporation	$100.00	229.37	250.00	269.05	387.30	632.54
Standard and Poor's Small-Cap Stock Index	100.00	139.73	146.04	140.99	176.08	196.70
Standard and Poor's 500 Stock Index	100.00	129.60	144.36	143.31	156.98	187.47

TOTAL RETURN PERFORMANCE GRAPH

BBX Capital Corporation
Standard and Poor's Small-Cap Stock Index
Standard and Poor's 500 Stock Index
700.00
600.00
500.00
400.00
300.00
200.00
100.00
-
632.54
269.05
250.00
229.37
100.00
12/31/2012
12/31/2013
12/31/2014
12/31/2015
12/31/2016
12/31/2017

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

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected historical consolidated financial data as of and for the periods indicated below.  The selected historical consolidated statements of operations for fiscal years 2017, 2016 and 2015 and the selected consolidated statements of financial conditions as of December 31, 2017 and 2016 are derived from our audited consolidated financial statements included in Item 8 of this report.  The selected historical consolidated statements of operations for fiscal years 2014 and 2013 and the selected consolidated statements of financial condition as of December 31, 2015, 2014 and 2013 set forth below are derived from our previously filed audited consolidated financial statements not included in this report and have been updated to conform to the current presentation.

	For the Years Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands, except for per share data)
Statements of Operations Data:
Total revenues	$815,782	767,295	744,257	676,966	563,991

Total cost and expenses	736,698	703,108	676,971	611,300	466,706

Equity in earnings (loss) from unconsolidated real estate joint ventures	14,483	13,630	(1,565)	(573)	(30)
Foreign exchange (loss) gain	(193)	219	(1,038)	(715)	(357)
Income before income taxes	93,374	78,036	64,683	64,378	96,898
Benefit (provision)for income taxes (1)	7,223	(36,379)	76,596	(37,073)	(26,141)
Net income	100,597	41,657	141,279	27,305	70,757
Less: Net income attributable to noncontrolling interests	18,402	13,295	18,805	13,455	41,694
Net income attributable to shareholders	$82,195	28,362	122,474	13,850	29,063

Common Share Data (2)
Basic earnings per share of common stock:	$0.83	0.33	1.41	0.16	0.35
Diluted earnings per share of common stock:	$0.79	0.32	1.40	0.16	0.35

Basic weighted average number of
common shares outstanding	98,745	86,902	87,022	84,502	83,202
Diluted weighted average number of
common shares outstanding	103,916	87,492	87,208	84,761	84,624

Cash dividends declared per common share (3):	$0.030	0.015	-	-	-

Book value per share (4):	$5.75	4.64	4.46	3.03	3.05
Fully diluted book value per share (5):	5.52	4.22	4.21	2.84	2.77

	As of December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Statements of Financial Condition Data:
Loans, loans held-for-sale
and notes receivable, net	$451,255	456,001	470,987	486,534	581,641
VOI Inventory	281,291	238,534	220,211	194,713	204,256
Total assets	1,606,665	1,436,068	1,340,960	1,402,453	1,430,128
Borrowings (6)	700,646	701,146	675,391	661,583	682,729
Shareholders' equity	573,230	454,604	376,826	252,906	239,421
Noncontrolling interests	80,271	40,850	106,080	193,800	182,975
Total equity	653,501	495,454	482,906	446,706	422,396

(1)

The benefit for income taxes for the year ended December 31, 2017 was the result of the reduction in the Company’s net deferred income tax liability associated with the enactment of the Tax Cuts and Jobs Act which permanently lowered the corporate income tax rate from 35% to 21%.  The benefit for income taxes for the year ended December 31, 2015 was the result of a $127.8 million reversal of a portion of the Company’s deferred tax asset valuation allowance on May 1, 2015 when the Company became eligible to file a consolidated group federal income tax return with BCC, Woodbridge, and Bluegreen as a result of the Company’s purchase of additional shares of BCC’s Class A Common Stock on April 30, 2015 and related increase in its ownership in BCC to 81%.

(2)

While the Company has two classes of common stock outstanding, the two-class method is not presented because the Company’s capital structure does not provide for different dividend rates or other preferences, other than voting rights, between the two classes.

(3)

During the year ended December 31, 2017, the Company declared quarterly cash dividends of $0.0075 per share on its Class A and Class B Common Stock.  During the year ended December 31, 2016, the Company declared quarterly cash dividends of $0.005 per share on its Class A and Class B Common Stock beginning in  June 2016.

(4)

The numerator of book value per share for all periods is shareholders’ equity. The denominator of book value per share for all periods was computed by adding the number of Class A and Class B common shares outstanding at year-end.

(5)

The numerator of fully diluted book value per share for all periods is shareholders’ equity. The denominator of fully diluted book value per share for all periods was computed by adding the number of Class A and Class B shares outstanding at year end and the number of non-vested restricted stock awards and exercisable stock options.

(6)	Borrowings consist of notes payable and other borrowings, receivable-backed notes payable and junior subordinated debentures.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

BBX Capital Corporation (referred to together with its subsidiaries as the “Company,” “we,” “us,” or “our,” and without its subsidiaries as “BBX Capital”) is a Florida-based diversified holding company with investments in Bluegreen Vacations Corporation (“Bluegreen”), real estate and real estate joint ventures, and middle market operating businesses. Bluegreen is a sales, marketing and management company focused on the vacation ownership industry. The Company’s real estate investments include real estate joint ventures and the acquisition, development, ownership, financing, and management of real estate. The Company’s investments in middle market operating businesses include Renin Holdings, LLC (“Renin”), a company that manufactures products for the home improvement industry, investments in confectionery businesses through its wholly-owned subsidiary, BBX Sweet Holdings, LLC (“BBX Sweet Holdings”), and more recently, its activities as a franchisee of MOD Super Fast Pizza, LLC (“MOD”).

As of December 31, 2017, the Company had total consolidated assets of approximately $1.6 billion and shareholders’ equity of approximately $573.2 million. Net income attributable to shareholders for the years ended December 31, 2017, 2016 and 2015 was approximately $82.2 million, $28.4 million and $122.5 million, respectively.

Summary of Consolidated Results of Operations

Consolidated Results

The following summarizes key financial highlights for the year ended December 31, 2017:

•	Total consolidated revenues were $815.8 million, a 6.3% increase compared to 2016.
•	Income before income taxes was $93.4 million, a 19.7% increase compared to 2016.
•	Net income attributable to common shareholders was $82.2 million, a 189.8% increase compared to 2016.
•	Diluted earnings per share was $0.79 per diluted share, a $0.46 per share increase compared to 2016.

The Company’s consolidated results for 2017 were significantly impacted by the following events:

•

In June 2017, BBX Sweet Holdings acquired IT’SUGAR, a specialty candy retailer with 95 locations in 26 states and Washington, DC, for a purchase price of $58.4 million, net of cash acquired. The acquisition of IT’SUGAR contributed revenues of $46.8 million and income before taxes of $2.6 million during 2017.

•

On November 17, 2017, Bluegreen completed an initial public offering (“IPO”) of its common stock by selling to the public 3,736,723 of Bluegreen shares and Woodbridge selling 2,761,925 of Bluegreen shares as a selling shareholder. In connection with the offering, Woodbridge granted the underwriters a 30-day option to purchase up to an additional 974,797 shares from Woodbridge, and on December 5, 2017, the underwriters purchased all of the additional 974,797 option shares from Woodbridge. As a result, the Company currently owns approximately 90% of Bluegreen, which resulted in the allocation of $5.6 million of Bluegreen’s net income to the noncontrolling interests during 2017.

•

In December 2017, the enactment of the Tax Cuts and Jobs Act, which reduced the federal corporate tax rate from 35% to 21%, resulted in a $43.1 million reduction in the Company’s deferred tax liability.

•

During the fourth quarter of 2017, BBX Sweet Holdings recorded non-cash goodwill, intangible assets and property and equipment impairments aggregating $5.2 million associated with declining profits in its Orlando manufacturing operations, the elimination of unprofitable brands, and the exploration of strategic alternatives for its manufacturing facility in Utah.

Segment Results

We currently report the results of our business activities through the following reportable segments: Bluegreen, BBX Capital Real Estate, Renin and BBX Sweet Holdings.

Information regarding income before income taxes by reportable segment for the years ended December 31, 2017, 2016 and 2015 is set forth in the table below (in thousands):

	For the Years Ended December 31,
	2017	2016	2015

Bluegreen	$135,336	124,948	124,320
BBX Capital Real Estate	18,533	34,719	45,474
Renin	2,180	857	(2,058)
BBX Sweet Holdings	(16,783)	(14,945)	(8,768)
Corporate Expenses & Other	(45,892)	(67,543)	(94,285)
Income before income taxes	93,374	78,036	64,683
Benefit (provision) for income taxes	7,223	(36,379)	76,596
Net income	100,597	41,657	141,279
Less: Net income attributable to noncontrolling interests	18,402	13,295	18,805
Net income attributable to shareholders	$82,195	28,362	122,474

Bluegreen Reportable Segment

Executive Overview

Bluegreen is a leading vacation ownership company that markets and sells VOIs and manages resorts in top leisure and urban destinations. Bluegreen’s resort network includes 43 Club Resorts (resorts in which owners in its Vacation Club have the right to use most of the units in connection with their VOI ownership) and 24 Club Associate Resorts (resorts in which owners in its Vacation Club have the right to use a limited number of units in connection with their VOI ownership). Bluegreen’s Club Resorts and Club Associate Resorts are primarily located in popular, high-volume, “drive-to” vacation locations, including Orlando, Las Vegas, Myrtle Beach and Charleston, among others. Through its points-based system, the approximately 213,000 owners in its Vacation Club have the flexibility to stay at units available at any of its resorts and have access to almost 11,000 other hotels and resorts through partnerships and exchange networks. Bluegreen has a robust sales and marketing platform supported by exclusive marketing relationships with nationally-recognized consumer brands, such as Bass Pro and Choice Hotels. These marketing relationships drive sales within its core demographic.

VOI Sales and Financing

Bluegreen’s primary business is the marketing and selling of deeded VOIs, developed either by Bluegreen or third parties. Customers who purchase these VOIs receive an annual allotment of points, which can be redeemed for stays at one of its resorts or at 11,000 other hotels and resorts available through partnerships and exchange networks. Historically, VOI companies have funded the majority of the capital investment in connection with resort development with internal resources and acquisition and development funding. In 2009, Bluegreen began selling VOIs on behalf of third-party developers and has successfully diversified from a business focused on capital-intensive resort development to a flexible model with a balanced mix of developed and capital-light inventory. Bluegreen relationships with third-party developers enable it to generate fees from the sales and marketing of their VOIs without incurring the significant upfront capital investment generally associated with resort acquisition or development. While sales of acquired or developed inventory typically result in greater Adjusted EBITDA contribution, fee-based sales require no initial investment or development financing risk. Both acquired or developed VOI sales and fee-based VOI sales drive recurring, incremental and long-term fee streams by adding owners to its Vacation Club and new resort management contracts. In conjunction with its VOI sales, Bluegreen also generates interest income by originating loans for qualified purchasing owners. Collateralized by the underlying VOIs, Bluegreen’s loans are generally structured as 10-year, fully-amortizing loans with a fixed interest rate ranging from approximately 12% to approximately 18% per annum. As of December 31, 2017, the weighted-average interest rate on its VOI notes receivable was 15.3%. In addition, Bluegreen earns fees for various other services that produce recurring, predictable and long-term revenue. For example, Bluegreen provides title and escrow services for fees in connection with the closing of VOI sales, and generates fees for mortgage servicing and construction management services.

Resort Operations and Club Management

Bluegreen enters into management agreements with the HOAs that maintain most of the resorts and earn fees for providing management services to those HOAs and Bluegreen’s approximately 213,000 Vacation Club owners. These resort management services include oversight of housekeeping services, maintenance, and certain accounting and administration functions. Bluegreen’s management contracts yield highly predictable, recurring cash flows and do not have the traditional risks associated with hotel management contracts that are linked to daily rate or occupancy. Bluegreen’s management contracts are typically structured as “cost-plus,” with an initial term of three years and automatic one-year renewals. In connection with the management services provided to the Vacation Club, Bluegreen manages the reservation system and provide owner, billing and collection services. Bluegreen has not lost any of the 43 Club Resort management contracts. In addition to resort and club management services, Bluegreen earns fees for various other services that produce recurring, predictable and long term-revenue including construction management services to third-party developers.

Principal Components Affecting Bluegreen’s Results of Operations

Principal Components of Revenues

Fee-Based Sales.  Represent sales of third-party VOIs where Bluegreen is paid a commission.

JIT Sales.  Represent sales of VOIs acquired from third parties in close proximity to when Bluegreen intends to sell such VOIs.

Secondary Market Sales.  Represent sales of VOIs acquired from HOAs or other owners, typically in connection with maintenance fee defaults. This inventory is generally purchased at a greater discount to retail price compared to developed VOI sales and JIT sales.

Developed VOI Sales. Represent sales of VOIs in resorts that Bluegreen has developed or acquired (not including inventory acquired through JIT and secondary market arrangements).

Financing Revenue.  Represents interest income from the financing of VOI sales, which includes interest income and loan servicing fees. Bluegreen also earns fees from providing mortgage servicing to certain third-party developers to purchasers of their VOIs.

Other Fee-Based Services.  Represents resort operation and club management recurring fees from managing the Vacation Club and transaction fees for certain resort amenities and certain member exchanges. Bluegreen also earns recurring management fees under its management agreements with HOAs for day-to-day management services, including oversight of housekeeping services, maintenance, and certain accounting and administrative functions.

Bluegreen also includes in other fee-based services revenue earned from various other services that produce recurring, predictable and long-term revenue, such as title services.

Principal Components of Expenses

Cost of VOIs Sold. Represents the cost at which Bluegreen’s owned VOIs sold during the period were relieved from inventory. In addition to inventory from Bluegreen’s VOI business, Bluegreen’s owned VOIs also include those that were acquired by Bluegreen under JIT and secondary market arrangements. Compared to the cost of Bluegreen’s developed VOI inventory, VOIs acquired in connection with JIT arrangements typically have a relatively higher associated cost of sales as a percentage of sales while those acquired in connection with secondary market arrangements typically have a lower cost of sales as a percentage of sales as secondary market inventory is generally obtained from HOAs at a significant discount to retail price. Cost of VOIs sold as a percentage of sales of VOIs varies between periods based on the relative costs of the specific VOIs sold in each period and the size of the point packages of the VOIs sold (primarily due to offered volume discounts, and taking into account consideration of cumulative sales to existing owners). Additionally, the effect of changes in estimates under the relative sales value method, including estimates of projected sales, future defaults, upgrades and incremental revenue from the resale of repossessed VOI inventory, are reflected on a retrospective basis in the period the change occurs. Cost of sales will typically be favorably impacted in periods where a significant amount of secondary market VOI inventory is acquired and the resulting change in estimate is recognized. While Bluegreen believes that there is additional inventory that can be obtained through the secondary market at favorable prices in the future, there can be no assurance that such inventory will be available as expected.

Net Carrying Cost of VOI Inventory.  Represents the maintenance fees and developer subsidies for unsold VOI inventory paid or accrued to the HOAs that maintain the resorts. Bluegreen attempts to offset this expense, to the extent possible, by generating revenue from renting VOIs and through utilizing them in sampler programs. Bluegreen nets such revenue from this expense item.

Selling and Marketing Expense.  Represents costs incurred to sell and market VOIs, including costs relating to marketing and incentive programs, tours, and related wages and sales commissions. Revenues from vacation package sales are netted against selling and marketing expenses.

Financing Expense. Represents financing interest expense related to Bluegreen’s receivable-backed debt and amortization of the related debt issuance costs and other expenses incurred in providing financing and servicing loans. Additionally, financing expense includes the administrative costs associated with payment processing of costs of Bluegreen’s loans and the loans of certain third-party developers.

Cost of Other Fee-Based Services.  Represents costs incurred to manage resorts and the Vacation Club, including payroll and related costs and other administrative costs to the extent not reimbursed by the Vacation Club or HOAs. Bluegreen also includes in costs of other fee-based services expense from various other services that produce recurring, predictable and long-term revenue, such as cost associated with title services.

General and Administrative Expense.  Primarily represents compensation expense for personnel supporting Bluegreen’s business and operations, professional fees (including consulting, audit and legal fees), and administrative and related expenses.

Key Business and Financial Metrics and Terms Used by Management

Sales of VOIs.  Represent sales of Bluegreen’s owned VOIs, including developed VOIs, and those acquired through JIT and secondary market arrangements, reduced by equity trade allowances and an estimate of uncollectible VOI notes receivable. In addition to the factors impacting system-wide sales of VOIs, net, sales of VOIs are impacted by the proportion of system-wide sales of VOIs, net sold on behalf of third-parties on a commission basis, which are not included in sales of VOIs.

System-wide Sales of VOIs, net.  Represents all sales of VOIs, whether owned by Bluegreen or a third party immediately prior to the sale. Sales of VOIs owned by third parties are transacted as sales of VOIs in Bluegreen’s Vacation Club through the same selling and marketing process used to sell Bluegreen’s VOI inventory.  Bluegreen considers system-wide sales of VOIs, net to be an important operating measure because it reflects all sales of VOIs by Bluegreen’s sales and marketing operations without regard to whether Bluegreen or a third party owned such VOI inventory at the time of sale. System-wide sales of VOIs, net is not a recognized term under GAAP and should not be considered as an alternative to sales of VOIs or any other measure of financial performance derived in accordance with GAAP or to any other method of analyzing our results as reported under GAAP.

Guest Tours.  Represents the number of sales presentations given at Bluegreen’s sales centers during the period.

Sale to Tour Conversion Ratio.  Represents the rate at which guest tours are converted to sales of VOIs and is calculated by dividing guest tours by number of VOI sales transactions.

Average Sales Volume Per Guest (“VPG”).  Represents the sales attributable to tours at Bluegreen’s sales locations and is calculated by dividing VOI sales by guest tours. Bluegreen considers VPG to be an important operating measure because it measures the effectiveness of Bluegreen’s sales process, combining the average transaction price with the sale-to-tour conversion ratio.

EBITDA.  Bluegreen defines EBITDA as earnings, or net income, before taking into account interest income (excluding interest earned on VOI notes receivable), interest expense (excluding interest expense incurred on debt secured by Bluegreen’s VOI notes receivable), income and franchise taxes, and depreciation and amortization.  For the purposes of the EBITDA calculation, no adjustments were made for interest income earned on Bluegreen’s VOI notes receivable or the interest expense incurred on debt that is secured by such notes receivable because they are both considered to be part of the operations of Bluegreen’s business.

Adjusted EBITDA.  Bluegreen defines Adjusted EBITDA as EBITDA adjusted for amounts attributable to the non-controlling interest in Bluegreen/Big Cedar Vacations (in which Bluegreen owns a 51% interest) and items that Bluegreen believes are not representative of ongoing operating results.

Bluegreen considers EBITDA and Adjusted EBITDA to be an indicator of its operating performance, and it is used by Bluegreen to measure its ability to service debt, fund capital expenditures and expand its business. EBITDA is also used by companies, lenders, investors and others because it excludes certain items that can vary widely across different industries or among companies within the same industry. For example, interest expense can be dependent on a company’s capital structure, debt levels and credit ratings. Accordingly, the impact of interest expense on earnings can vary significantly among companies. The tax positions of companies can also vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the jurisdictions in which they operate. As a result, effective tax rates and provision for income taxes can vary considerably among companies. EBITDA also excludes depreciation and amortization because companies utilize productive assets of different ages and use different methods of both acquiring and depreciating productive assets. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies.

Bluegreen considers Adjusted EBITDA to be a useful supplemental measure of Bluegreen’s operating performance that facilitates the comparability of historical financial periods.

EBITDA and Adjusted EBITDA are not recognized terms under GAAP and should not be considered as an alternative to net income (loss) or any other measure of financial performance or liquidity, including cash flow, derived in accordance with GAAP, or to any other method or analyzing Bluegreen’s results as reported under GAAP. The limitations of using EBITDA or Adjusted EBITDA as an analytical tool include, without limitation, that EBITDA or Adjusted EBITDA does not reflect (i) changes in, or cash requirements for, working capital needs; (ii) interest expense, or the cash requirements necessary to service interest or principal payments on indebtedness (other than as noted above); (iii) tax expense or the cash requirements to pay taxes; (iv) historical cash expenditures or future requirements for capital expenditures or contractual commitments; or (v) the effect on earnings or changes resulting from matters that Bluegreen considers not to be indicative of its future operations or performance. Further, although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA or Adjusted EBITDA does not reflect any cash requirements for such replacements. In addition, Bluegreen’s definition of Adjusted EBITDA may not be comparable to definitions of Adjusted EBITDA or other similarly titled measures used by other companies.

Results of Operations

For the years ended December 31, 2017, 2016 and 2015

Information regarding the results of operations for Bluegreen for the years ended December 31, 2017, 2016 and 2015 are set forth below (dollars in thousands):

	For the Years Ended December 31,
	2017		2016		2015
	Amount	% of System-wide sales of VOIs, net(5)	Amount	% of System-wide sales of VOIs, net(5)	Amount	% of System-wide sales of VOIs, net(5)
Developed Sales (1)	$296,486	48%	$394,745	65%	$424,304	77%
Secondary Market sales	182,108	30%	164,991	27%	138,487	25%
Fee-Based sales	330,854	54%	294,822	49%	251,399	45%
JIT sales	45,982	7%	39,626	7%	27,593	5%
Less: Equity trade allowances (6)	(238,780)	-39%	(288,792)	-48%	(289,060)	-52%
System-wide sales of VOIs, net	616,650	100%	605,392	100%	552,723	100%
Less: Fee-Based sales	(330,854)	-54%	(294,822)	-49%	(251,399)	-45%
Gross sales of VOIs	285,796	46%	310,570	51%	301,324	55%
Estimated uncollectible VOI
notes receivable (2)	(46,134)	-16%	(44,428)	-14%	(42,088)	-14%
Sales of VOIs	239,662	39%	266,142	44%	259,236	47%
Cost of VOIs sold (3)	(17,439)	-7%	(27,346)	-10%	(22,884)	-9%
Gross profit (3)	222,223	93%	238,796	90%	236,352	91%
Fee-based sales commission revenue (4)	229,389	69%	201,829	68%	173,659	69%
Financing revenue, net of
financing expense	56,899	9%	58,657	10%	48,633	9%
Other fee-based services revenue	111,819	18%	103,448	17%	97,539	18%
Cost of other fee-based services	(64,116)	-10%	(57,632)	-10%	(53,896)	-10%
Net carrying cost of VOI inventory	(4,220)	-1%	(6,847)	-1%	(7,046)	-1%
Selling and marketing expenses	(319,211)	-52%	(314,039)	-52%	(284,351)	-51%
General and administrative expenses	(97,759)	-16%	(100,988)	-17%	(89,453)	-16%
Operating profit	135,024	22%	123,224	20%	121,437	22%
Other income	312		1,724		2,883
Benefit (provision) for income taxes	2,974		(40,172)		(42,311)
Net income	$138,310		$84,776		$82,009

Adjustments for EBITDA:
Benefit (provision) for income taxes	(2,974)		40,172		42,311
Income before taxes	135,336		124,948		124,320
Depreciation	9,632		9,536		9,181
Franchise taxes	178		186		130
Interest expense (other than interest
incurred on debt that is secured by
VOI notes receivable)	12,168		12,505		15,390
Interest income (other than interest
earned on VOI notes receivable)	(6,874)		(8,167)		(5,652)
EBITDA	150,440		139,008		143,369
Adjustments for Adjusted EBITDA:
Corporate realignment costs	5,836		-		-
One-time payment to Bass Pro	4,781		-		-
Loss(gain) on assets held for sale	46		(1,423)		56
One-time special bonus	-		10,000		-
EBITDA attributable to
non-controlling interest in
Bluegreen/Big Cedar Vacations	(12,509)		(9,705)		(11,197)
Adjusted EBITDA	$148,594		$137,880		$132,228

(1)

Developed VOI sales represent sales of VOIs acquired or developed by Bluegreen under its developed VOI business. Developed VOI sales do not include Secondary Market sales, Fee-Based sales or JIT sales.

(2)	Percentages for estimated uncollectible VOI notes receivable are calculated as a percentage of gross sales of VOIs, which excludes Fee-Based sales (and not of system-wide sales of VOIs, net).
(3)	Percentages for costs of VOIs sold and gross profit are calculated as a percentage of sales of VOIs (and not of system-wide sales of VOIs, net).
(4)	Percentages for Fee-Based sales commission revenue are calculated as a percentage of Fee-Based sales (and not of system-wide sales of VOIs, net).
(5)	Represents the applicable line item, calculated as a percentage of system-wide sales of VOIs, net, unless otherwise indicated in the above footnotes.
(6)	Equity trade allowances are amounts granted to customers upon trading in their existing VOIs in connection with the purchase of additional VOIs.

Bluegreen - For the year ended December 31, 2017 compared to the year ended December 31, 2016

Sales of VOIs.  Sales of VOIs were $239.7 million and $266.1 million during the years ended December 31, 2017 and 2016, respectively. Gross sales of VOIs were reduced by $46.1 million and $44.4 million during the years ended December 31, 2017, and 2016, respectively, for estimated future uncollectible notes receivable. Estimated losses for uncollectible VOI notes receivable vary with the amount of financed, non-fee based sales during the period and changes in Bluegreen’s estimates of future notes receivable performance for existing and newly originated loans. Bluegreen’s estimated uncollectible VOI notes receivable as a percentage of gross sales of VOIs were 16% and 14%, during the years ended December 31, 2017 and 2016, respectively. The percentage of Bluegreen’s sales which were realized in cash within 30 days from the sale of VOIs decreased to 39% during the year ended December 31, 2017 from 41% during the year ended December 31, 2016. This resulted in an increase in the portion of such sales requiring an estimate of losses for uncollectible VOI notes receivable.  Bluegreen has in recent years experienced an increase in its default rates. Bluegreen believes that a significant portion of the default increase in recent years is due in part to the receipt of letters from attorneys who purport to represent certain VOI owners and who have encouraged such owners to become delinquent and ultimately default on their obligations. See “Item 3. Legal Proceedings” for additional information regarding such letters and actions taken by Bluegreen in connection therewith. While Bluegreen believes its notes receivable are adequately reserved at this time, actual defaults may differ from the estimates and the reserve may not be adequate. In addition to the factors described below impacting system-wide sales of VOIs, net, sales of VOIs are impacted by the proportion of system-wide sales of VOIs, net sold on behalf of third parties on a commission basis, which are not included in sales of VOIs.

The average default rates and delinquency rates (more than 30 days past due) on Bluegreen’s VOI notes receivable were as follows:

	For the Years Ended December 31,
	2017	2016
Average annual default rates	8.50%	7.50%

	As of December 31,
	2017	2016
Delinquency rates	3.04%	3.30%

System-wide sales of VOIs, net.  System-wide sales of VOIs, net were $616.7 million and $605.4 million during the years ended December 31, 2017 and 2016, respectively. This growth reflected an increase in the average sales price (per transaction), partially offset by a decrease in the number of guest tours and the sale-to-tour conversion ratio. The average sales price per transaction increased by 12% for the year ended December 31, 2017 compared to the year ended December 31, 2016. During 2017, Bluegreen began screening the credit qualifications of potential marketing guests, resulting in a higher average transaction price, higher VPG, and a lower number of tours in the year ended December 31, 2017. Bluegreen believes its screening of marketing guests will ultimately result in improved efficiencies in its sales process, however this has not yet occurred and there is no assurance that efficiencies will be achieved.

Included in system-wide sales are Fee-Based Sales, JIT Sales, Secondary Market Sales and developed VOI sales. Sales by category are tracked based on which deeded VOI is conveyed in each transaction. Bluegreen manages which VOIs are sold based on several factors, including the needs of fee-based clients, Bluegreen’s debt service requirements and default resale requirements under term securitization and similar transactions. These factors contribute to fluctuations in the amount of sales by category from period to period.

The following table sets forth certain information for system-wide sales of VOIs, net for 2017 and 2016.  The information is provided before giving effect to the deferral of VOI sales in accordance with GAAP:

	For the Years Ended December 31,
	2017	2016	% Change
Number of sales offices at period-end	23	23	-
Number of active sales arrangements with third-party clients at period-end	16	18	-11%
Total number of VOI sales transactions	40,705	45,340	-10%
Average sales price per transaction	$15,365	$13,727	12%
Number of total guest tours	252,257	274,987	-8%
Sale-to-tour conversion ratio– total marketing guests	16.1%	16.5%	-2%
Number of new guest tours	162,083	190,235	-15%
Sale-to-tour conversion ratio– new marketing guests	13.4%	13.5%	-1%
Percentage of sales to existing owners	49.4%	46.0%	7%
Average sales volume per guest	$2,479	$2,263	10%

Cost of VOIs Sold.  During the years ended December 31, 2017 and 2016, cost of VOIs sold was $17.4 million and $27.3 million, respectively, and represented 7% and 10%, respectively, of sales of VOIs. During 2017, Bluegreen increased the average selling price of VOIs by approximately 4%. As a result of this pricing change, Bluegreen also increased its estimate of total gross margin that will be generated on the sale of its VOI inventory under the relative sales value method. Under the relative sales value method prescribed for timeshare developers to relieve the cost of VOI inventory, changes to the estimate of gross margin expected to be generated on the sale of VOI inventory are recognized on a retrospective basis in earnings. Accordingly, during the second quarter of 2017, Bluegreen recognized a benefit to cost of VOIs sold of $5.1 million. Further, in September 2016, Bluegreen increased the selling price of its VOIs by 5%. Accordingly, during the third quarter of 2016, Bluegreen recognized a benefit to cost of VOIs sold of $5.6 million.

Fee-Based Sales Commission Revenue. During the years ended December 31, 2017 and 2016, Bluegreen sold $330.9 million and $294.8 million, respectively, of third-party VOI inventory under commission arrangements and earned sales and marketing commissions of $229.4 million and $201.8 million, respectively, in connection with those sales. This increase was due primarily to an increase in commission rates with certain commission based clients, as well as the factors described above related to the increase in system-wide sales of VOIs, net. Bluegreen earned an average sales and marketing commission of 69% and 68% during the years ended December 31, 2017 and 2016, respectively. Additionally, the increase in 2017 included an incentive commission of $4.5 million related to the achievement of certain sales thresholds pursuant to the terms and conditions of the applicable contractual arrangement, as compared to a $3.0 million incentive commission earned in 2016.

Financing Revenue, Net of Financing Expense.  During the years ended December 31, 2017 and 2016, financing revenue, net of financing expense were $56.9 million and $58.7 million, respectively. The increase is a result of Bluegreen’s lower cost of borrowing and an increase in its VOI notes receivable portfolio, in connection with the introduction of “risk-based pricing” pursuant to which, buyer’s interest rates are determined based on their FICO score at the point of sale.  As a result, Bluegreen has realized 2017 loan originations (after 30-day payoffs same as cash), with a weighted average FICO score of 724 compared to 716 for 2016.

Other Fee-Based Services Revenue.  During the years ended December 31, 2017 and 2016, revenue from Bluegreen’s resort operations, club management and title operations was $111.8 million and $103.4 million, respectively, which was partially offset by expenses directly related to these operations of $64.1 million and $57.6 million, respectively.

Other fee-based services revenue increased 8% during the year ended December 31, 2017 as compared to the year ended December 31, 2016. Bluegreen provides management services to the Vacation Club and to a majority of the HOAs of the resorts within the Vacation Club. In connection with its management services, Bluegreen also manages the Vacation Club reservation system, provides services to owners and performs billing and collections services to the Vacation Club and certain HOAs. The resort properties Bluegreen manages increased from 46 as of December 31, 2016 to 48 as of December 31, 2017 due to new resorts under management in Charleston, South Carolina and Banner Elk, North Carolina. Resort operations and club management revenues increased during 2017 compared to 2016 primarily as a result of such increase in the number of managed resorts and an increase in the number of owners in the Vacation Club. Additionally, Bluegreen generates revenues from its Traveler Plus program, and food and beverage and other retail operations. Bluegreen also earns commissions from providing rental services to third parties and fees from managing the construction activities of certain of its fee based third-party developer clients.

During 2017, cost of other fee-based services increased 11% compared to 2016. This increase is primarily due to the higher costs associated with programs provided to VOI owners and increased costs of providing management services as a result of the higher service volumes described above.

Net Carrying Cost of VOI Inventory. The carrying cost of Bluegreen’s inventory was $16.2 million and $16.8 million during the years ended December 31, 2017 and 2016, respectively, which was partly offset by rental and sampler revenues of $12.0 million and $9.9 million, respectively. The decrease in net carrying costs is a result of Bluegreen’s capital-light business activities and an increase in sampler revenues.

Selling and Marketing Expenses.  Selling and marketing expenses were $319.2 million and $314.0 million during the years ended December 31, 2017 and 2016, respectively.  The increase in selling and marketing expense was primarily due to increased costs from the implementation of screening the credit qualifications of potential marketing guests, including the expense of fulfillment costs associated with those guests, offset by an increase in the average sales volume per guest. As a percentage of system-wide sales of VOIs, net, selling and marketing expenses were 52% during each of the years ended December 31, 2017 and 2016.  Selling and marketing expenses vary as a percentage of sales from period to period based in part on the relative proportion of marketing methods utilized during such periods, most notably the percentage of sales to Bluegreen’s existing owners, which has a relatively lower cost compared to other methods.

General and Administrative Expenses.  General and administrative expenses were $97.8 million and $101.0 million during the years ended December 31, 2017 and 2016, respectively. As a percentage of system-wide sales of VOIs, net, general and administrative expenses were 16% and 17% during the years ended December 31, 2017 and 2016. The decrease in 2017 was primarily due to special bonuses totaling $10.0 million, which were paid to certain of Bluegreen’s employees in June 2016, with no comparable 2017 special bonuses. The decreases in general administrative expenses were partly offset by a $4.8 million commission payment to Bass Pro as well as additional accrued severance of $2.9 million payable by Bluegreen pursuant to an agreement Bluegreen entered into with an executive during September 2017 in connection with his retirement.  The $2.9 million amount is included in the corporate realignment costs in the above table.  See “Commitments” for additional information.

On October 9, 2017, Bass Pro raised an issue regarding the computation of the sales commissions paid to it on the sale of VOIs. In response to the request from Bass Pro, Bluegreen made a payment of approximately $4.8 million to Bass Pro during the fourth quarter of 2017 in connection with this matter. While Bluegreen believes that the amount previously paid was consistent with the terms and intent of the parties’ agreements, the resolution of that issue could result in a future increase in Bluegreen’s marketing costs.

Bluegreen - For the year ended December 31, 2016 compared to the year ended December 31, 2015

Sales of VOIs.  Sales of VOIs were $266.1 million and $259.2 million during the years ended December 31, 2016 and 2015, respectively. In addition to the factors described below impacting system-wide sales of VOIs, net, sales of VOIs are impacted by the proportion of system-wide sales of VOIs, net sold on behalf of third parties on a commission basis, which are not included in sales of VOIs.  Gross sales of VOIs were reduced by $44.4 million and $42.1 million during the years ended December 31, 2016, and 2015, respectively, for estimated future uncollectible notes receivable. Bluegreen’s estimated uncollectible VOI notes receivable as a percentage of gross sales of VOIs were 14% during each of the years ended December 31, 2016 and 2015.

The average default rates and delinquency rates (more than 30 days past due) on Bluegreen’s VOI notes receivable were as follows:

	For the Years Ended December 31,
	2016	2015
Average annual default rates	7.50%	6.90%

	As of December 31,
	2016	2015
Delinquency rates	3.30%	3.30%

System-wide sales of VOIs, net.  System-wide sales of VOIs, net were $605.4 million and $552.7 million during the years ended December 31, 2016 and 2015, respectively. This growth reflected an increase in the number of tours and the average price per transaction partially offset by a decrease in the sale-to-tour conversion ratio.  During the year ended December 31, 2016, the number of tours increased 16% and the number of new prospect tours increased 22% compared to the year ended December 31, 2015. This increase reflects efforts to expand marketing to new sales prospects. The average sales price per transaction increased by 6% for the year ended December 31, 2016 compared to the year ended

December 31, 2015. Bluegreen estimates that system-wide sales were adversely impacted by approximately $6.3 million as a result of Hurricane Matthew and the Tennessee wildfires in 2016.

The following table sets forth certain information for system-wide sales of VOIs, net for 2016 and 2015.  The information is provided before giving effect to the deferral of VOI sales in accordance with GAAP:

	For the Years Ended December 31,
	2016	2015	% Change
Number of sales offices at period-end	23	23	-
Number of active sales arrangements with third-party clients at period-end	18	15	20%
Total number of VOI sales transactions	45,340	43,576	4%
Average sales price per transaction	$13,727	$12,962	6%
Number of total guest tours	274,987	237,208	16%
Sale-to-tour conversion ratio– total marketing guests	16.5%	18.4%	-10%
Number of new guest tours	190,235	156,554	22%
Sale-to-tour conversion ratio– new marketing guests	13.5%	14.9%	-9%
Percentage of sales to existing owners	46.0%	48.2%	-5%
Average sales volume per guest	$2,263	$2,381	-5%

Cost of VOIs Sold.  During the years ended December 31, 2016 and 2015, cost of VOIs sold was $27.3 million, and $22.9 million, respectively, and represented 10% and 9%, respectively, of sales of VOIs. In September 2016, Bluegreen increased the selling price of its VOIs by 5%. As a result of this pricing change, Bluegreen management also increased its estimate of total gross margin generated on the sale of its VOI inventory. Under the relative sales value method prescribed for timeshare developers to relieve the cost of VOI inventory, changes to the estimate of gross margin expected to be generated on the sale of VOI inventory are recognized on a retrospective basis in earnings. Accordingly, during the year ended December 31, 2016, Bluegreen recognized a benefit to cost of VOIs sold of $5.6 million.

Fee-Based Sales Commission Revenue. During the years ended December 31, 2016 and 2015, Bluegreen sold $294.8 million and $251.4 million, respectively, of third-party VOI inventory under commission arrangements within its capital-light business strategy and earned sales and marketing commissions of $201.8 million and $173.7 million, respectively, in connection with those sales. This increase was due primarily to an increase in the number of commission based clients, as well as the factors described above related to the increase in system-wide sales of VOIs, net. Bluegreen earned an average sales and marketing commission of 68% and 69% during the years ended December 31, 2016, and 2015, respectively. The higher percentage in 2015 included an incentive commission of $1.1 million related to the achievement of certain sales thresholds pursuant to the terms and conditions of the applicable contractual arrangement.

Financing Revenue, Net of Financing Expense.  During the years ended December 31, 2016 and 2015, financing revenue, net of financing expense were $58.7 million and $48.6 million, respectively. The increase is a result of Bluegreen’s lower cost of borrowing and an increase in Bluegreen’s VOI notes receivable portfolio.

Other Fee-Based Services Revenue.  During the years ended December 31, 2016 and 2015, revenue from Bluegreen’s resort operations, club management and title operations was $103.4 million and $97.5 million, respectively, which was partially offset by expenses directly related to these operations of $57.6 million and $53.9 million, respectively.

Other fee-based services revenue increased 6% during the year ended December 31, 2016 as compared to the year ended December 31, 2015.  As of December 31, 2016, and 2015, Bluegreen managed 46 and 45 resort properties and hotels, respectively. Resort operations and club management revenue increased primarily as a result of increases in the number of owners in the Vacation Club. In January 2015, Bluegreen sold the Atlantic Palace Resort management contract and recognized a $0.3 million gain, which is included in other income for the year ended December 31, 2015. Additionally, Bluegreen generated revenues from its Traveler Plus program, and food and beverage and other retail operations. Bluegreen also earn commissions from providing rental services to third parties and fees from managing the construction activities of certain fee-based clients.

Net Carrying Cost of VOI Inventory. The carrying cost of Bluegreen’s inventory was $16.8 million and $15.3 million during the years ended December 31, 2016 and 2015, respectively, which was partly offset by rental and sampler revenues of $9.9 million and $8.3 million, respectively. The increase during 2016 as compared to 2015 was primarily due to an increase in maintenance fees related to a newly constructed building at Bluegreen/Big Cedar Vacation’s Paradise Point resort that began sales in November 2015, partially offset by an increase in rental revenues and an increased emphasis on Bluegreen’s capital-light strategy.

Selling and Marketing Expenses.  Selling and marketing expenses were $314.0 million and $284.4 million during the years ended December 31, 2016 and 2015, respectively. As a percentage of system-wide sales of VOIs, net, selling and marketing expenses were 52% and 51% during the years ended December 31, 2016 and 2015, respectively. This increase was a result of the focus on increasing Bluegreen’s marketing efforts to new prospects as opposed to existing owners, which resulted in higher costs per tour from new and expanding marketing channels. Sales to existing owners generally involve lower marketing expenses than sales to new prospects.

General and Administrative Expenses.  General and administrative expenses were $101.0 million and $89.5 million during the years ended December 31, 2016 and 2015, respectively. As a percentage of system-wide sales of VOIs, net, general and administrative expenses were 17% and 16% during the years ended December 31, 2016 and 2015, respectively.  The increase in 2016 was primarily due to special bonuses totaling $10.0 million, which were paid to certain employees in June 2016, with no comparable 2015 bonuses.

BBX Capital Real Estate Reportable Segment

Segment Description

BBX Capital Real Estate’s primary activities include the acquisition, development, ownership, and management of real estate and investments in real estate joint ventures. BBX Capital Real Estate also manages the legacy assets acquired by BCC in connection with the sale of its BankAtlantic subsidiary in July 2012. The legacy assets include portfolios of loans receivable, real estate properties, and loans previously charged-off by BankAtlantic.

Current Trends and Developments

During 2017, BBX Capital Real Estate continued to focus on expanding its investments in real estate primarily through new investments in real estate joint ventures, including three new investments in unconsolidated joint ventures for an aggregate investment of $7.7 million, and continued progress in our development of the Beacon Lake Community in St. Johns County, Florida. In addition, while revenues and recoveries from loan losses associated with various legacy assets have decreased as a result of an overall decline in the outstanding balance of legacy assets, BBX Capital Real Estate has generated income in connection with the completion of various development projects by its unconsolidated joint ventures, including the CC Homes Bonterra joint venture, which sold the remaining homes in a 394 single-family home development in the fourth quarter of 2017, and the Gardens on Millenia retail joint venture, which sold a portion of its newly-developed retail center in December 2017.

Results of Operations

Information regarding the results of operations for BBX Capital Real Estate for the years ended December 31, 2017, 2016 and 2015 is set forth below (dollars in thousands):

	For the Years Ended			Change	Change
	December 31,			2017 vs	2016 vs
	2017	2016	2015	2016	2015
Total revenues	$9,314	14,749	46,642	(5,435)	(31,893)
Recoveries from loan losses, net	(7,495)	(20,508)	(13,457)	13,013	(7,051)
Asset impairments, net	1,646	2,304	287	(658)	2,017
Selling, general and
administrative expenses	11,113	11,864	12,773	(751)	(909)
Total costs and expenses	5,264	(6,340)	(397)	11,604	(5,943)
Equity in net earnings (losses) of unconsolidated
joint ventures	14,483	13,630	(1,565)	853	15,195
Income before income taxes	$18,533	34,719	45,474	(16,186)	(10,755)

BBX Capital Real Estate’s income before income taxes for the year ended December 31, 2017 compared to 2016 decreased by $16.2 million, or 46.6%, primarily due to the following:

•

A decrease in revenues, including net gains on sales of assets and interest income, primarily due to lower gains on sales of commercial land parcels and deferred gains associated with properties contributed to unconsolidated joint ventures and the overall decline in the loan portfolio balance as a result of loan sales and the continued payoff of nonaccrual loans; and

•	A decrease in recoveries from loan losses as loans in the legacy asset portfolio are collected and the overall balance of the loan portfolio declines; partially offset by
•	A decrease in asset impairments on commercial land parcels and residential loans;
•

A decrease in selling, general and administrative expenses primarily due to lower legal fees incurred in connection with loan portfolio recoveries and foreclosures and real estate and joint venture transactions; and

•

A net increase in equity in earnings of unconsolidated joint ventures primarily due to a $2.6 million increase in equity in earnings from the CC Homes Bonterra joint venture due to the sale of the remaining homes in the development in 2017 and $3.4 million in equity in earnings from the Gardens on Millenia retail development joint venture due to the sale of a portion of the retail development in 2017, partially offset by a $3.1 million decrease in equity in earnings from the Altis at Kendall Square joint venture due to the sale of the project in

2016 and a $850,000 decrease in earnings from the Altis at Bonterra joint venture due to the commencement of depreciation expenses associated with the project in 2017 and an increase in ongoing marketing and operating costs while the project is being stabilized.

BBX Capital Real Estate’s income before income taxes for the year ended December 31, 2016 compared to 2015 decreased by $10.8 million, or 23.7%, primarily due to the following:

•

A decrease in revenues primarily due to lower gains on sales of land parcels, including the impact of the sale of four parcels in 2015 that generated net gains of $31.4 million for the year ended December 31, 2015, and lower interest income primarily resulting from the payoff of two nonaccrual commercial loans in 2015 that generated $5.8 million of interest income for the year ended December 31, 2015; and

•	An increase in asset impairments on commercial land parcels and residential loans; partially offset by
•	An increase in recoveries from loan losses due to various significant recoveries on loans in the legacy asset portfolio in 2016;
•

A decrease in selling, general and administrative expenses primarily due to lower operating expenses, including real estate taxes and insurance, associated with real estate acquired through foreclosure as a result of the sale of properties and the contribution of real estate to joint ventures, partially offset by an increase in legal fees incurred in connection with loan portfolio recoveries and foreclosures; and

•

A net increase in equity in earnings of unconsolidated joint ventures primarily due to a $10.3 million increase in equity earnings from the CC Homes Bonterra joint venture due to the sale of 212 single-family homes in the 394 single-family home development in 2016, a $3.6 million increase in equity earnings from the Altis at Kendall Square joint venture due to the sale of the project in 2016, and a $1.2 million increase in equity earnings from the Village at Victoria Park joint venture due to the sale of 9 single-family homes in the 30 single-family home development in 2016.

Renin Reportable Segment

Segment Description

Renin is engaged in the design, manufacture, and distribution of specialty doors, systems and hardware, and home décor products in the United States and Canada and operates through its headquarters in Canada and two manufacturing and distribution facilities in the United States and Canada.

Current Trends and Developments

Following its achievement of profitability in 2016, Renin has continued to improve its operating performance through an increase in sales, gross margin, and income before income taxes for the year ended December 31, 2017 as compared to 2016. While this performance was primarily driven by increased sales of its barn door product and product development, Renin has also continued to increase operating efficiencies through the integration of its manufacturing facilities. In addition, Renin successfully obtained a new credit facility which lowers its borrowing costs and contains less restrictive financial covenants than its prior facility.

Results of Operations

Information regarding the results of operations for Renin for the years ended December 31, 2017, 2016 and 2015 are set forth below (dollars in thousands):

		For the Years Ended			Change	Change
		December 31,			2017 vs	2016 vs
		2017	2016	2015	2016	2015
Trade sales		$69,648	65,225	56,461	4,423	8,764
Cost of goods sold		(49,358)	(47,088)	(42,123)	(2,270)	(4,965)
Gross margin		20,290	18,137	14,338	2,153	3,799
Interest expense		509	313	309	196	4
Selling, general and
administrative expenses		17,408	17,186	15,049	222	2,137
Foreign exchange loss (gain)		193	(219)	1,038	412	(1,257)
Total costs and expenses		18,110	17,280	16,396	830	884
Income (loss) before income taxes		$2,180	857	(2,058)	1,323	2,915
Gross margin percentage	%	29.13	27.81	25.39	1.33	2.41
SG&A as a percent of trade sales	%	24.99	26.35	26.65	(1.35)	(0.31)

Renin’s income before income taxes for the year ended December 31, 2017 compared to 2016 increased by $1.3 million, or 154%, primarily due to the following:

•	An increase in trade sales reflecting higher sales volume from Renin’s retail channel customers, including higher sales of Renin’s barn door product, as well as growth in e-commerce sales; and
•	Continued improvement in gross margins resulting primarily from an increasing proportion of sales of higher margin door and hardware products; partially offset by
•

An increase in total costs and expenses resulting primarily from foreign currency exchange losses, an increase in selling, general and administration expenses primarily associated with the hiring of marketing personnel and legal expenses, and an increase in interest expense associated with a higher outstanding balance on Renin’s credit facilities as a result of higher working capital requirements associated with increased sales volume.

Renin’s income before income taxes for the year ended December 31, 2016 compared to 2015 increased by $2.9 million primarily due to the following:

•	An increase in trade sales associated with increased sales volume from Renin’s retail channel customers; and

•	An improvement in gross margins resulting primarily from an increasing proportion of sales of higher margin door and hardware products; partially offset by
•

A net increase in total costs and expenses resulting primarily from selling, general and administration expenses associated with the transition to a new executive management team, which resulted in increased compensation and benefits associated with new hires and incentive bonuses, higher distribution costs from increased sales volume, higher depreciation expense in connection with technology expenditures, and increased marketing expenses from product promotions, partially offset by foreign current exchange gains in 2016.

BBX Sweet Holdings Reportable Segment

Segment Description

BBX Sweet Holdings is engaged in the acquisition and management of operating businesses in the confectionery industry, including manufacturers, wholesalers, and retailers of chocolate, hard candy, and confectionery products.

Current Trends and Developments

In June 2017, BBX Sweet Holdings acquired IT’SUGAR through the purchase of all of its Class A Preferred Units and 90.4% of its Class B Common Units for cash consideration of approximately $58.4 million, net of cash acquired. The remaining 9.6% of IT’SUGAR’s Class B Common Units are owned by JR Sugar Holdings, LLC (“JR Sugar”), an entity owned by the founder and CEO of IT’SUGAR.  IT’SUGAR is a specialty candy retailer with 95 retail locations in 26 states and Washington, DC, and its products include bulk candy, giant candy packaging, and novelty items that are purchased and sold at its retail locations, which include a mix of high-traffic resort and entertainment, lifestyle, mall/outlet, and urban locations across the United States. IT’SUGAR’s retail locations generally utilize a store model that requires a relatively low initial investment, with a goal of shorter payback periods and increased investment returns and cash flows. In addition, while a portion of IT’SUGAR’s locations are in lifestyle and mall/outlet locations where traffic may be impacted by the increase in online retail sales, we believe IT’SUGAR’s business is generally less directly impacted by online sales due to the nature of IT’SUGAR’s products and its emphasis on creating an entertainment experience for customers in high-traffic locations.

As a result of BBX Sweet Holdings’ plans to further expand IT’SUGAR by opening new retail locations, including six to seven locations during 2018. IT’SUGAR is not expected to generate net income in 2018 due to the expected costs of opening new stores and related ongoing depreciation expenses. However, the acquisition of IT’SUGAR is expected to be cash flow accretive to the Company and has significantly expanded BBX Sweet Holdings’ retail footprint in the confectionery industry.

Although the operating results of IT’SUGAR are not reflected in the Company’s consolidated financial statements prior to its acquisition on June 16, 2017, IT’SUGAR generated sales growth during the year ended December 31, 2017, with an approximately 2% increase in overall sales as compared to 2016 as a result of new store openings and an increase in sales at its existing stores. The increase in sales in its existing stores was largely driven by an increase in average dollars per transaction and increased conversion in spite of an overall decrease in traffic count as compared to 2016.

BBX Sweet Holdings’ other operations have continued to generate operating losses and the Company is continuing the process of integrating and consolidating the manufacturing facilities and operations of various acquired businesses and eliminating certain unprofitable brands, including the exploration of strategic alternatives for its manufacturing facility in Utah. As a result of these initiatives and declining profits in its Orlando manufacturing operations, BBX Sweet Holdings recorded non-cash goodwill, intangible assets and property and equipment impairments aggregating $5.2 million during the fourth quarter of 2017. Subsequent to December 31, 2017, the Company commenced the process of exiting its manufacturing facility in Utah, and it is anticipated that BBX Sweet Holdings will incur various costs in connection with this initiative, including severance costs for certain employees. In addition, BBX Sweet Holdings remains obligated under its lease agreement for the manufacturing facility, which has estimated future minimum rental payments of $2.5 million, and expects that it will be required to recognize a lease liability when it ceases operations in the facility or will otherwise incur costs to terminate the lease agreement. The Company is also continuing to evaluate the operations of BBX Sweet Holdings’ wholesale business, including the potential divestiture of certain operations or acquired businesses. To the extent that the Company decides to divest of or otherwise exit certain of these operations, BBX Sweet Holdings may recognize additional impairment charges and incur additional costs in the first quarter of 2018 or in future periods. As of December 31, 2017, the net book value of the operations under evaluation was $9.3 million, and the total estimated future minimum rental payments for operating leases (excluding the $2.5 million above) was $1.1 million.

Results of Operations

Information regarding the results of operations for BBX Sweet Holdings for the years ended December 31, 2017, 2016 and 2015 are set forth below (dollars in thousands):

		For the Years Ended			Change	Change
		December 31,			2017 vs	2016 vs
		2017	2016	2015	2016	2015
Trade sales		$72,905	30,771	27,823	42,134	2,948
Interest income		38	10	-	28	10
Other revenue		74	8	14	66	(6)
Total revenues		73,017	30,789	27,837	42,228	2,952
Cost of trade sales		48,306	27,253	20,584	21,053	6,669
Interest expense		335	409	950	(74)	(541)
Assets impairments, net		5,785	2,352	-	3,433	2,352
Selling, general and
administrative expenses		35,374	15,720	15,071	19,654	649
Total costs and expenses		89,800	45,734	36,605	44,066	9,129
Loss before income taxes		$(16,783)	(14,945)	(8,768)	(1,838)	(6,177)
Gross margin percentage	%	33.74	11.43	26.02	50.03	(126.22)
SG&A as a percent of trade sales	%	48.52	51.09	54.17	46.65	22.01

As a result of the acquisition of IT’SUGAR, BBX Sweet Holdings’ results of operations for the year ended December 31, 2017 include the results of IT’SUGAR’s operations from June 16, 2017 to December 31, 2017, which are included in the table below (dollars in thousands):

		June 16, 2017
		to
		December 31,
		2017
Trade sales		$46,772
Other revenue		59
Total revenues		46,831
Cost of trade sales		24,528
Selling, general and
administrative expenses		19,705
Total costs and expenses		44,233
Income before income taxes		$2,598
Gross margin percentage	%	47.56
SG&A as a percent of trade sales	%	42.13

BBX Sweet Holdings’ loss before income taxes for the year ended December 31, 2017 compared to the same 2016 period increased by $1.9 million, or 12%, primarily due to the following:

•

An increase in impairments resulting from a decline in the fair value of certain of BBX Sweet Holdings’ operating businesses and the implementation of various strategic initiatives, including the consolidation of manufacturing facilities and elimination of unprofitable brands; partially offset by

•	Income before taxes from IT’SUGAR’s operations.

The profitability of IT’SUGAR from June 16, 2017 through December 31, 2017 reflects the seasonal nature of IT’SUGAR’s trade sales and the timing of costs to open new stores, and it is anticipated that IT’SUGAR will not generate net income in the short term due to the expected costs of the new store expansion.

BBX Sweet Holdings’ loss before income taxes for the year ended December 31, 2016 compared to the same 2015 period increased by $6.2 million primarily due to the following:

•

A decrease in gross margin primarily resulting from inventory markdowns associated with excess and obsolete inventory and excess manufacturing capacity associated with an operating business acquired in 2015;

•

Asset impairments recognized during the year ended December 31, 2016 in connection with a decrease in the fair value of one of the operating businesses of BBX Sweet Holdings and the relocation of certain manufacturing and operating facilities from California to Utah; and

•

An increase in selling, general and administrative expenses related to costs associated with the above described consolidation of manufacturing and operating facilities and higher marketing, advertising, and compensation associated with the expansion of Hoffman’s Chocolates retail stores.

We anticipate that BBX Sweet Holdings will continue to generate losses during the year ended December 31, 2018. Additionally, if BBX Sweet Holdings’ operations do not meet expectations or if there is a downturn in the confectionery industry, BBX Sweet Holdings may recognize additional goodwill and other intangible assets impairment charges in future periods.

Corporate Expenses & Other

Corporate Expenses & Other in the Company’s segment information consists of the following:

•	BBX Capital’s corporate selling, general and administrative expenses;
•	Woodbridge’s interest expense associated with its junior subordinated debentures;
•	BBX Capital’s interest expense associated with its $80.0 million note payable to Bluegreen; and
•	The Company’s activities related to its MOD franchise operations.

In addition, Corporate Expenses & Other for the year ended December 31, 2017 included $6.9 million of net gains on the cancellation of Woodbridge’s junior subordinated debentures, $8.6 million of insurance carrier reimbursements from litigation costs, and the reimbursement of a $4.6 million fine previously paid in connection with the SEC civil litigation against BCC, while Corporate Expenses & Other for year ended December 31, 2015 included $36.5 million in litigation costs incurred in connection with the settlement of litigation brought by Bluegreen’s former shareholders related to the April 2013 acquisition of Bluegreen.

Corporate Selling, General, and Administrative Expenses

BBX Capital’s corporate selling, general and administrative expenses consist primarily of expenses associated with administering the various support functions at its corporate headquarters, including executive compensation, accounting, legal, human resources, risk management, investor relations and executive offices. BBX Capital’s corporate selling, general, and administrative expenses were $57.8 million, $57.9 million, and $51.1 million for the years ended December 31, 2017, 2016, and 2015, respectively.

BBX Capital’s corporate selling, general, and administrative expenses for the year ended December 31, 2017 compared to the same 2016 period remained flat, which primarily reflects the impact of the following:

•	$3.0 million of consulting and diligence-related costs incurred in 2017 in connection with the acquisition of IT’SUGAR; and
•	$2.3 million of increased costs incurred in 2017 associated with the Company’s MOD franchise operations; partially offset by
•	$3.8 million of lower costs associated with executive compensation.

BBX Capital’s corporate selling, general, and administrative expenses for the year ended December 31, 2016 compared to the same 2015 period increased by $6.8 million primarily resulting from higher compensation expense and increased professional fees.

Interest Expense

Woodbridge’s interest expense on its junior subordinated debentures was $3.4 million, $4.0 million, and $3.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.

BBX Capital’s interest expense on the $80 million note payable to Bluegreen was $6.4 million, $8.0 million and $5.6 million for the years ended December 31, 2017, 2016 and 2015, respectively, and is eliminated in the Company’s consolidated statements of operations. Effective July 1, 2017, the interest rate on the note payable was reduced from 10% per annum to 6% per annum.

MOD Franchise Operations

In 2016, the Company entered into area development agreements with MOD with a goal of developing approximately 60 MOD franchised pizza restaurant locations throughout Florida over six years. In 2017, the Company hired personnel to establish its initial restaurant operations and opened two restaurant locations during the fourth quarter of 2017. In addition, the Company continued to establish its pipeline of restaurant locations and anticipates opening eight to twelve locations during the year ended December 31, 2018.

During the year ended December 31, 2017, the Company’s MOD franchise operations generated a net loss before taxes of $2.5 million, which was primarily attributable to $2.6 million in selling, general, and administrative expenses, partially offset by sales generated from the two restaurant locations that were opened during the fourth quarter of 2017. The selling, general, and administrative expenses for the year ended December 31, 2017 included compensation costs associated with operations, human resource, marketing, and finance personnel that were hired to establish initial restaurant operations, as well as costs associated with store openings and the review of potential restaurant sites. On average, the Company incurred approximately $725,000 in capital expenditures, net of anticipated tenant improvement allowances, and $150,000 in store opening costs for each of the two restaurant locations that were opened in the fourth quarter of 2017.

The Company expects to continue to incur net losses and capital expenditures due to the expected costs of opening new locations in 2018 and future years.

Benefit (Provision) for Income Taxes

The benefit for income taxes for the year ended December 31, 2017 resulted from the enactment of the Tax Cuts and Jobs Act on December 22, 2017, which reduced the federal corporate tax rate from 35% to 21% commencing on January 1, 2018 and resulted in a $43.1 million reduction in the Company’s deferred tax liability. The Company is currently evaluating the impact the Tax Cuts and Jobs Act will have on our consolidated financial statements in future periods.

The Company’s effective tax rate excluding the rate change benefit was 38.4% for the year ended December 31, 2017. The Company’s effective tax rate was higher than the expected federal income tax rate of 35% due to state income taxes and nondeductible executive compensation and was lower than the effective tax rate for the year ended December 31, 2016 as a result of an increase in the deferred tax asset valuation allowance during 2016 based on an updated evaluation of the future deductibility of net operating loss carryforwards.

The provision for income taxes for the year ended December 31, 2016 reflected the Company’s effective tax rate of 46.6% on income before income taxes. The effective tax rate was higher than the expected federal income tax rate of 35% due to state income taxes, nondeductible executive compensation, and increases in deferred tax asset valuation allowance.

The benefit for income taxes for the year ended December 31, 2015 resulted from the release of a portion of BBX Capital’s deferred tax asset valuation allowance on May 1, 2015 as BBX Capital became eligible to file a consolidated group federal income tax return with BCC and Bluegreen as described in further detail in Item 8 – Note 14 of this report.

Net Income Attributable to Noncontrolling Interests

BBX Capital includes in its consolidated financial statements the results of operations and financial position of various partially-owned subsidiaries in which it holds a controlling financial interest, including Bluegreen, Bluegreen/Big Cedar Vacations, and IT’SUGAR. As a result, the Company is required to attribute net income to the noncontrolling interests in these subsidiaries.

Net income attributable to noncontrolling interests was $18.4 million, $13.3 million, and $18.8 million during the years ended December 31, 2017, 2016 and 2015, respectively. The increase in net income attributable to noncontrolling interests for the year ended December 31, 2017 compared to the same 2016 period was primarily due to Bluegreen’s IPO, which resulted in a decrease of BBX Capital’s ownership in Bluegreen from 100% to 90%, and an increase in net income for Bluegreen/Big Cedar Vacations, partially offset by the impact of BBX Capital’s acquisition of the outstanding noncontrolling interests in BCC on December 15, 2016.

The decrease in net income attributable to noncontrolling interests for the year ended December 31, 2016 compared to the same 2015 period was primarily due to a decrease in net income associated with Bluegreen/Big Cedar Vacations and the recognition of a gain on sale of assets by the JRG/BBX Development joint venture, a consolidated real estate joint venture, during the year ended December 31, 2015.

Consolidated Financial Condition

Consolidated Assets and Liabilities

Total assets at December 31, 2017 and 2016 were $1.6 billion and $1.4 billion, respectively. The primary changes in the components of total assets are summarized below:

•

Increase in cash was primarily from $65.6 million of cash generated from operating activities and $95.9 million of cash received in the Bluegreen IPO partially offset by $58.4 million of cash paid to acquire IT’SUGAR, $27.6 million of cash paid to repurchase common stock, and $11.4 million of cash distributions to noncontrolling interests;

•

Increase in VOI inventory was primarily from increased spending by Bluegreen on the acquisition of JIT and secondary market inventory purchases and development expenditures associated with expanding the capacity of existing resorts;

•	Increase in trade inventory was primarily attributable to the acquisition of IT’SUGAR;
•

Increase in real estate was primarily related to $11.5 million of construction costs associated with real estate inventory and the transfer of a $6.2 million student housing facility from property and equipment to real estate held for sale, partially offset by $11.5 million of real estate sales and impairment losses of $1.7 million;

•

Increase in investment in unconsolidated real estate joint ventures reflects $14.5 million of equity in earnings and $8.7 million of additional investments, partially offset by $19.3 million of distributions received;

•

Increase in property and equipment reflects $18.7 million of property and equipment acquired in connection with the IT’SUGAR acquisition and $22.0 million of property and equipment purchases, primarily at Bluegreen, partially offset by $6.2 million of property transferred to real estate held for sale and depreciation of $15.8 million;

•

Increase in goodwill reflects $35.2 million of goodwill recognized in the IT’SUGAR acquisition, partially offset by a $2.4 million impairment loss associated with a reporting unit of BBX Sweet Holdings;

•	Increase in intangible assets reflects $4.5 million of intangible assets recognized in the IT’SUGAR acquisition, partially offset by impairment losses and intangible asset amortization; and
•	Increase in other assets resulting primarily from higher prepaid expenses and receivables from commissions associated with the fee-based services provided by Bluegreen.

Total liabilities at December 31, 2017 and 2016 were $950.4 million and $940.6 million, respectively. The primary changes in components of total liabilities are summarized below:

•

Increase in receivable-backed notes payable – non-recourse was primarily a result of  Bluegreen’s completion of a private offering and sale of approximately $120.2 million of investment-grade, VOI receivable-backed notes (the “2017 Term Securitization”). This increase was partially offset by repayments of notes payable with proceeds from the 2017 Term Securitization and payments received from the obligors of notes receivables;

•	Decrease in receivable-backed notes payable – recourse was due to Bluegreen’s repayment of notes payable with a portion of the proceeds it received in connection with its 2017 Term Securitization;
•

Increase in notes payable and other borrowings reflects $3.8 million of BBX Sweet Holdings line of credit borrowings, the issuance of a $3.4 million promissory note in connection with an investment in an unconsolidated real estate joint venture, and $3.2 million of additional borrowings by Renin to fund increases in working capital;

•

Decrease in deferred income tax liability was primarily a result of a decrease in the federal corporate income tax rate partially offset by a reduction in deferred tax assets associated with the utilization of NOL carryforwards;

•	Decrease in junior subordinated debentures was due to the redemption and cancellation of $18.75 million of junior subordinated debentures; and
•	Increase in other liabilities resulting primarily as a result of accrued severance expenses.

Consolidated Cash Flows

A summary of our consolidated cash flows is set forth below (in thousands):

	For the Years Ended
	December 31,
	2017	2016	2015
Cash flows provided by (used in) operating activities	$65,599	81,163	(1,651)
Cash flows (used in) provided by investing activities	(54,765)	49,198	49,962
Cash flows provided by (used in) financing activities	52,096	(42,314)	(124,098)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$62,930	88,047	(75,787)
Cash, cash equivalents and restricted cash at beginning of period	346,317	258,270	334,057
Cash, cash equivalents and restricted cash at end of period	$409,247	346,317	258,270

Cash Flows provided by/used in Operating Activities

The Company’s operating cash flows decreased $15.6 million during the year ended December 31, 2017 compared to the same period in 2016. The decrease was primarily due to increased spending by Bluegreen on the acquisition and development of VOI inventory. During the year ended December 31, 2017, Bluegreen paid $30.8 million for development expenditures, primarily related to Bluegreen/Big Cedar Vacations, as compared to $17.4 million of development expenditures in 2016 and a $6.1 million payment in 2016 for the purchase of a parcel of land adjacent to our Club 36 Resort in Las Vegas for the future development of VOI inventory. Additionally, Bluegreen paid $29.8 million for JIT and secondary market inventory purchases in the 2017 period, as compared to $17.7 million for such purchases in 2016.

The Company’s operating cash flows increased $82.8 million during the year ended December 31, 2016 compared to the same period in 2015. The increase was primarily due to positive changes in components of working capital mainly associated with Bluegreen’s operations and a $13.3 million increase in cash distributions from unconsolidated real estate joint ventures. Bluegreen’s operating cash flows increased due to growth in VOI sales and decreased VOI inventory development expenditures.

Cash Flows provided by/used in Investing Activities

The Company’s investing cash flows decreased by $104.0 million during the year ended December 31, 2017 compared to the same period in 2016. The decrease reflects the $58.4 million of cash paid for the acquisition of IT’SUGAR in June 2017, increased purchases of property and equipment, and lower repayments of loans receivable.

The Company’s investing cash flows decreased by $0.8 million during the year ended December 31, 2016 compared to the same period in 2015.  The decrease reflects lower proceeds from sales of real estate partly offset by higher cash collections on loans receivable and lower additions to real estate.

Cash Flows provided by/used in Financing Activities

The Company’s cash provided by financing activities increased by $94.4 million during the year ended December 31, 2017 compared to the same period in 2016. The increase was primarily the result of $95.9 million in net proceeds received from Bluegreen’s IPO and cash consideration of $16.9 million paid during the year ended December 31, 2016 for all the outstanding shares of BCC not previously owned by the Company (the “BCC Merger”) partially offset by an increase in the cash paid to repurchase and retire common stock during the year ended December 31, 2017.

The Company’s cash used for financing activities decreased by $81.8 million during the year ended December 31, 2016 compared to the same period in 2015.  The decrease in cash used in financing activities was primarily due to the April 2015 tender offer in which the Company paid cash consideration of $95.4 million to BCC’s shareholders in connection with the purchase of shares of BCC’s Class A Common Stock partially offset by the $16.9 million of cash consideration paid in the BCC Merger.

Commitments

The Company’s material commitments as of December 31, 2017 included the required payments due on its receivable-backed debt, lines-of-credit and other notes payable, junior subordinated debentures, commitments to complete certain projects based on its sales contracts with customers, subsidy advances to certain HOAs, inventory purchase commitments under JIT arrangements and commitments under non-cancelable operating leases.

The following table summarizes the contractual minimum principal and interest payments, net of unamortized discount, required on all of the Company’s outstanding debt, non-cancelable operating leases and inventory purchase commitments by period due date, as of December 31, 2017 (in thousands):

	Payments Due by Period
					Unamortized
					Debt
	Less than	1 — 3	4 — 5	After 5	Issuance
Contractual Obligations	1 year	Years	Years	Years	Costs	Total

Receivable-backed notes payable	$-	24,989	49,425	352,852	(6,148)	421,118
Lines-of-credit and notes payable	36,796	37,704	50,365	21,829	(2,580)	144,114
Jr. subordinated debentures	-	-	-	177,129	(41,715)	135,414
Inventory purchase commitment	5,749	-	-	-	-	5,749
Noncancelable operating leases	26,736	46,088	39,329	47,177	-	159,330
Total contractual obligations	69,281	108,781	139,119	598,987	(50,443)	865,725

Interest Obligations (1)
Receivable-backed notes payable	15,334	30,544	26,198	89,397	-	161,473
Lines-of-credit and notes payable	6,754	8,429	3,815	12,678	-	31,676
Jr. subordinated debentures	10,480	20,958	20,958	138,794	-	191,190
Total contractual interest	32,568	59,931	50,971	240,869	-	384,339
Total contractual obligations	$101,849	168,712	190,090	839,856	(50,443)	1,250,064

(1)	Assumes that the scheduled minimum principal payments are made in accordance with the table above and the interest rate on variable rate debt remains the same as the rate at December 31, 2017.

In lieu of paying maintenance fees for unsold VOI inventory, Bluegreen provides subsidies to certain homeowners’ associations to provide for funds necessary to operate and maintain vacation ownership properties in excess of assessments collected from owners of the VOIs. During the years ended December 31, 2017, 2016 and 2015, Bluegreen made subsidy payments, included within cost of other fee-based services, of $12.6 million, $13.9 million and $15.8 million, respectively. As of December 31, 2017 and 2016, Bluegreen had no accrued liability for such subsidies.

In September 2017, Bluegreen entered into an agreement with an executive in connection with his retirement. Pursuant to the terms of the agreement, Bluegreen agreed to make payments totaling approximately $2.9 million through March 2019 (all of which was accrued as of December 31, 2017). Also, during the second half of 2017, Bluegreen implemented an initiative designed to streamline its operations in certain areas to facilitate future growth. Such initiative resulted in $5.8 million of severance for the year ended December 31, 2017, $1.9 million which will be paid in 2018. The Bluegreen 2017 Corporate Realignment Initiative resulted in an estimated reduction in their annual salaries and benefits expenses of $19.5 million.  Bluegreen expects to apply a portion of these savings toward additional associates and expenditures for growth-driving initiatives this year, particularly various digital projects including website enhancement, online vacation package booking, virtual reality kiosks, and improvements to their customer relationship management.

During 2016, the Company entered into a severance arrangement with an executive. Under the terms of the arrangement, the executive will receive $3.7 million over a three year period ending in August 2019. As of December 31, 2017, $1.9 million was left to be paid under this agreement.

A wholly-owned subsidiary of BBX Capital has entered into area development agreements with MOD Super Fast Pizza Franchising, LLC which will involve entering into lease agreements for MOD restaurant locations. BBX Capital may be required to guarantee performance on these lease agreements.

The Company believes that its existing cash, anticipated cash generated from operations, anticipated future permitted borrowings under existing or future credit facilities, and anticipated future sales of Bluegreen’s notes receivable under existing, future or replacement purchase facilities will be sufficient to meet the Company’s anticipated working capital, capital expenditure and debt service requirements, including the contractual payment of the obligations set forth above, for the foreseeable future, subject to the success of the Company’s ongoing business strategy and the ongoing availability of credit. The Company will continue its efforts to renew, extend, or replace any credit and receivables purchase facilities that have expired or that will expire in the near term. The Company may, in the future, also obtain additional credit facilities and may issue corporate debt or equity securities.  Any debt incurred or issued by the Company may be secured or unsecured, bear interest at fixed or variable rates and may be subject to such terms as the lender may require.  In addition, the Company’s efforts to renew or replace credit facilities or receivables purchase facilities which have expired or which are scheduled to expire in the near term may not be successful, and sufficient funds may not be available from operations or under existing, proposed or future revolving credit or other borrowing arrangements or receivables purchase facilities to meet its cash needs, including debt service obligations. To the extent the Company is not able to sell notes receivable or borrow under such facilities, its ability to satisfy its obligations would be materially adversely affected.

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

Bluegreen has an exclusive marketing agreement with Bass Pro, a nationally-recognized retailer of fishing, marine, hunting, camping and sports gear, that provides Bluegreen with the right to market and sell vacation packages at kiosks in each of Bass Pro’s retail locations and through other means. As of December 31, 2017, Bluegreen sold vacation packages in 68 of Bass Pro’s stores. In exchange, Bluegreen compensates Bass Pro based on VOI sales generated through the program. No compensation is paid to Bass Pro under the agreement on sales made at Bluegreen/Big Cedar Vacations’ resorts. During the years ended December 31, 2017, 2016 and 2015, VOI sales to prospects and leads generated by the agreement with Bass Pro accounted for approximately 15%, 16% and 20%, respectively, of Bluegreen’s VOI sales volume. On October 9, 2017, Bass Pro advised Bluegreen that it believes the amounts paid to it as VOI sales commissions should not have been adjusted for certain purchaser defaults. Bluegreen previously informed Bass Pro that the aggregate amount of such adjustments for defaults charged back to Bass Pro between January 2008 and June 2017 totaled approximately $4.8 million. Bluegreen believes these chargebacks were appropriate and consistent with the terms and intent of the agreements with Bass Pro, and Bluegreen is continuing to discuss the matter with Bass Pro. On October 20, 2017, in order to demonstrate good faith, Bluegreen paid this amount to Bass Pro pending a resolution of the matter in the ordinary course. Bluegreen recognized the $4.8 million payment as general and administrative expense during the fourth quarter of 2017. In addition, the resolution of the matter may adversely impact Bluegreen’s future marketing expenses.

Off-balance-sheet Arrangements

BBX Capital guarantees certain obligations of its wholly-owned subsidiaries and unconsolidated real estate joint ventures, which are not included in the contractual obligations table above, and also guarantees certain of the obligations in the above table as described in further detail in Item 8 – Note 15  of this Annual Report.

Liquidity and Capital Resources

BBX Capital

As of December 31, 2017 and 2016, the Company, excluding Bluegreen, had cash, cash equivalents and short-term investments of approximately $165.2 million and $155.7 million, respectively. Management believes that BBX Capital has sufficient liquidity to fund operations for the foreseeable future.

BBX Capital’s principal sources of liquidity are its available cash and short-term investments, distributions received from Bluegreen, distributions from unconsolidated real estate joint ventures, funds obtained from loan recoveries and payoffs, sales of real estate, and income from income producing real estate. BBX Capital expects to use its available funds for general corporate purposes, to make additional investments in real estate based opportunities, middle market operating businesses, or other opportunities, or to repurchase shares of its common stock pursuant to the share repurchase program.

In June 2017, the Company acquired IT’SUGAR, a specialty candy retailer with 95 retail locations in 26 states and Washington, DC, for a purchase price of $58.4 million, net of cash acquired and plans to further expand IT’SUGAR by opening new retail locations, including six to seven locations during 2018. In addition, the Company anticipates opening up to 60 MOD franchised pizza restaurant locations throughout Florida over the next six years, including eight to twelve locations during 2018. During 2018, the Company expects to incur $5.4 million to $8.0 million of capital expenditures, net of tenant allowance reimbursements, to open new MOD franchised pizza restaurant locations and $7 million to $10 million of capital expenditures, net of tenant allowance reimbursements, to open additional IT’SUGAR store locations, and to renovate existing stores.

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

BBX Capital expects that it will receive dividends from time to time from Bluegreen. During 2017, 2016 and 2015, Bluegreen paid dividends totaling $40.0 million, $70.0 million and $54.4 million, respectively. In November 2017, Bluegreen completed an IPO, and as a consequence, subsequent dividend decisions will be at the discretion of Bluegreen’s board of directors, and will be based upon such factors as the Bluegreen board deems to be appropriate, including, Bluegreen’s operating results, financial condition, cash position, and operating and capital needs. Dividends from Bluegreen are also dependent on restrictions contained in Bluegreen’s debt facilities. Except as otherwise noted, the debts and obligations of Bluegreen are not direct obligations of the Company and generally are non-recourse to the Company. Similarly, the assets of Bluegreen are not available to BBX Capital, absent a dividend or distribution. Furthermore, certain of Bluegreen’s credit facilities contain terms which could limit the payment of cash dividends without the lender’s consent or waiver and Bluegreen may only pay dividends subject to such restrictions as well as the declaration of dividends by its board of directors. As a consequence, BBX Capital may not receive dividends from Bluegreen consistent with prior periods, in the time frames or amounts anticipated, or at all.

BBX Capital may also receive funds from Bluegreen in connection with its tax sharing agreement to the extent Bluegreen utilizes BBX Capital’s tax benefits in BBX Capital’s consolidated tax return. During the years ended December 31, 2017 and 2016, BBX Capital received $39.4 million and $26.2 million, respectively, of tax sharing payments from Bluegreen.

In March 2017, June 2017, September 2017 and December 2017, the Company’s Board of Directors declared quarterly cash dividends on the Company’s Class A and Class B Common Stock of $0.0075 per share. In June 2016, September 2016 and December 2016, the Company’s Board of Directors declared a quarterly cash dividend on the Company’s Class A and Class B Common Stock at $0.005 per share. Prior to June 2016, no cash dividends were paid on the Company’s common stock. On March 6, 2018, the Company’s board of directors declared a quarterly cash dividend on the Company’s Class A and Class B Common Stock of $0.01 per share payable on April 20, 2018 to shareholders of record as of March 26, 2018. Future declaration and payment of cash dividends with respect to the Company’s common stock, if any, will be determined in light of the then-current financial condition of the Company and other factors deemed relevant by the board of directors.

In April 2015, BBX Capital borrowed $80.0 million from a wholly-owned subsidiary of Bluegreen to finance in part the purchase of 4,771,221 shares of BCC’s Class A Common Stock.  Payments of interest are required on a quarterly basis, with the entire $80.0 million principal balance and accrued interest being due and payable in April 2020.  This debt currently accrues interest at a per annum rate of 6% with quarterly interest payments to Bluegreen of $1.2 million, and BBX Capital may be required to repay all or a portion of the $80.0 million borrowed from Bluegreen if Bluegreen is not in compliance with debt covenants under its debt instruments.

The Company’s indebtedness, including any future debt incurred by the Company, may make us more vulnerable to downturns in the economy and may subject the Company to covenants or restrictions on its operations and activities.

On September 21, 2009, the Company’s board of directors approved a share repurchase program which authorized the repurchase of up to 20,000,000 shares of Class A Common Stock and Class B Common Stock at an aggregate cost of up to $10.0 million. The share repurchase program authorized management, at its discretion, to repurchase shares from time to time subject to market conditions and other factors. During April 2017, the Company repurchased 1.0 million shares of its Class A Common Stock under this share repurchase program for approximately $6.2 million.

On June 13, 2017, the Company’s board of directors approved a share repurchase program which authorizes the repurchase of a total of up to 5,000,000 shares of the Company’ Class A Common Stock and Class B Common Stock at an aggregate cost of no more than $35.0 million. This program replaces the Company’s repurchase program that the board approved in September 2009 discussed above. The current program, like the prior program, authorizes management, at its discretion, to repurchase shares from time to time subject to market conditions and other factors. During November 2017, the Company repurchased 321,593 shares of its Class A Common Stock under this share repurchase program for approximately $2.4 million.

The Company has outstanding 15,000 shares of 5% Cumulative Preferred Stock at a stated value of $1,000 per share. The shares of 5% Cumulative Preferred Stock are redeemable at the option of the Company, from time to time, at a redemption price of $1,000 per share. Shares of the 5% Cumulative Preferred Stock are also subject to mandatory redemption as described below. The 5% Cumulative Preferred Stock’s liquidation preference is equal to its stated value of $1,000 per share plus any accumulated and unpaid dividends or an amount equal to the applicable redemption price in a voluntary liquidation or winding up of the Company. Holders of the 5% Cumulative Preferred Stock have no voting rights, except as provided by Florida law, and are entitled to receive, when and as declared by the Company’s board of directors, cumulative quarterly cash dividends on each such share at a rate per annum of 5% of the stated value from the date of issuance. The Company pays regular quarterly cash dividends of $187,500 on its 5% Cumulative Preferred Stock.  The terms of the 5% Cumulative Preferred Stock requires a mandatory redemption of the stock and accordingly is classified as a liability in the Company’s Consolidated Statements of Financial Condition.  The Company is required to redeem the preferred shares in $5.0 million annual payments in each of the years ending December 31, 2018, 2019 and 2020. During December 2013, the Company made a $5.0 million loan to the holders of 5% Cumulative Preferred Stock. The loan is secured by 5,000 shares of 5% Cumulative Preferred Stock, has a term of five years, accrues interest at a rate of 5% per annum and provides for payments of interest only on a quarterly basis during the term of the loan, with all outstanding amounts being due and payable at maturity.

Additionally, in October 2017, BBX Capital borrowed $3.4 million from the holders of 5% Cumulative Preferred Stock in connection with its initial capital contribution to the Chapel Grove real estate joint venture. See Note 13 included under Item 8 of this report for a discussion of the unsecured promissory note and investment in the real estate joint venture.

On March 6, 2018, BBX Capital, BBX Sweet Holdings, Food for Thought Restaurant Group-Florida, LLC, BCC and Woodbridge, entered into a Loan and Security Agreement and related agreements with Iberiabank, as administrative agent and lender, and City National Bank of Florida, as lender, which provide for a $50 million revolving line of credit. Amounts borrowed under the facility will accrue interest at a floating rate of 30-day LIBOR plus a margin of 3.0% to 3.75% or the Prime Rate plus a margin of 1.50% to 2.25%. The applicable margin is based on BBX Capital’s debt to EBITDA ratio. Payments of interest only will be payable monthly. The facility matures, and all outstanding principal and interest will be payable, on March 6, 2020, with twelve month renewal options at BBX Capital’s request, subject to satisfaction of certain conditions. The facility is secured by a pledge of a percentage of BBX Capital’s membership interests in Woodbridge having a value of not less than $100 million. Borrowings under the facility may be used for business acquisitions, real estate investments, stock repurchases, letters of credit and general corporate purposes. Under the terms and conditions of the Loan and Security Agreement, we are required to comply with certain financial covenants, including maintaining minimum unencumbered liquidity and complying with financial ratios related to fixed charge coverage and debt to EBITDA. The Loan and Security Agreement also contains customary affirmative and negative covenants, including those that, among other things, limit the ability of BBX Capital and the other borrowers to incur additional indebtedness and to make certain loans and investments.

Bluegreen

Bluegreen’s primary sources of funds from internal operations are: (i) cash sales, (ii) down payments on VOI sales which are financed; (iii) proceeds from the sale of, or borrowings collateralized by, notes receivable, (iv) cash from finance operations, including mortgage servicing fees and principal and interest payments received on the purchase money mortgage loans arising from sales of VOIs, and (v) net cash generated from sales and marketing fee-based services and other fee-based services, including resorts management operations.

While the vacation ownership business has historically been capital intensive, and Bluegreen may from time to time pursue transactions or activities which may require significant capital investment and adversely impact cash flows, Bluegreen generally has sought to focus on the generation of “free cash flow” (defined as cash flow from operating activities, less capital expenditures) by (i) incentivizing its sales associates and creating programs with third-party credit card companies to generate a higher percentage of sales in cash; (ii) maintaining sales volumes that focus on its more efficient marketing channels; (iii) limiting its capital and inventory expenditures; (iv) utilizing sales and marketing, mortgage servicing, resort management services, title and construction expertise to pursue fee-based-service business relationships that generally require minimal up-front capital investment and have the potential to produce incremental cash flows, and (v) more recently by selling VOIs obtained through secondary markets or JIT arrangements.

VOI sales are generally dependent upon providing financing to buyers. The ability to sell and/or borrow against notes receivable from VOI buyers has been a critical factor in Bluegreen’s continued liquidity. A financed VOI buyer is generally only required to pay a minimum of 10% to 20% of the purchase price in cash at the time of sale; however, selling, marketing, and administrative expenses attributable to the sale are primarily cash expenses that generally exceed a buyer’s minimum required down payment. Accordingly, having financing facilities available for the hypothecation, sale, or transfer of these VOI notes receivable has been a critical factor in Bluegreen’s ability to meet its short and long-term cash needs. Bluegreen has attempted to maintain a number of diverse financing facilities. Historically, Bluegreen has relied on its ability to sell receivables in the term securitization market in order to generate liquidity and create capacity in its receivable facilities. In addition, maintaining adequate VOI inventory to sell and pursue growth into new markets has historically required Bluegreen to incur debt for the acquisition, construction, and development of new resorts.  Development expenditures during 2018 are expected to be in a range of $55.0 million to $65.0 million, which primarily relate to Bluegreen/Big Cedar Vacations resort and development at Bluegreen’s Fountains resort in Orlando, Florida. Bluegreen expects to seek to acquire or develop additional VOI inventory, which may increase acquisition and development expenditures as compared to prior periods and may involve or require the incurrence of additional debt.

In connection with Bluegreen’s capital-light business strategy activities, Bluegreen has entered into agreements with third party developers that allow Bluegreen to buy VOI inventory typically on a non-committed basis prior to when Bluegreen intends to sell such VOI. Bluegreen’s capital-light business strategy also includes secondary market sales, pursuant to which Bluegreen enters into secondary market arrangements with certain HOAs and others on a non-committed basis, which allows Bluegreen to acquire VOIs generally at a significant discount as such VOIs are typically obtained by the HOAs through foreclosure in connection with maintenance fee defaults. Acquisition of JIT and secondary market inventory in 2018 is expected to range from $25.0 million to $30.0 million.

In addition, capital expenditures in connection with sales and marketing facilities as well as information technology capital expenditures are expected to be in a range of $25.0 million to $35.0 million during 2018.

Available funds may also be used to acquire other businesses or assets, invest in other real estate based opportunities, or loan to affiliates or others.

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

2017 Term Securitization

On June 6, 2017, Bluegreen completed a private offering and sale of approximately $120.2 million of investment-grade, VOI receivable-backed notes. The 2017 Term Securitization consisted of the issuance of two tranches of VOI receivable-

backed notes (the “Notes”): approximately $88.8 million of Class A notes and approximately $31.4 million of Class B notes with interest rates of 2.95% and 3.59%, respectively, which blended to an overall weighted average interest rate of approximately 3.12%. The gross advance rate for this transaction was 88%. The Notes mature in October 2032.

The amount of the VOI notes receivable sold to BXG Receivables Note Trust 2017 (the “2017 Trust”) was approximately $136.5 million, approximately $117.0 million of which was sold to the 2017 Trust at closing, and approximately $19.6 million of which was subsequently sold to the 2017 Trust. The gross proceeds of such sales to the 2017 Trust were $120.2 million. A portion of the proceeds received were used to: repay KeyBank and DZ $32.3 million, representing all amounts outstanding (including accrued interest) under the KeyBank/DZ Purchase Facility; repay Liberty Bank approximately $26.8 million (including accrued interest) under Bluegreen’s existing facility with Liberty Bank; capitalize a reserve fund; and pay fees and expenses associated with the transaction. In April 2017, Bluegreen, as servicer, redeemed the notes related to BXG Receivables Note Trust 2010-A for approximately $10.0 million, and certain of the VOI notes receivable in such trust were sold to the 2017 Trust in connection with the 2017 Term Securitization. The remainder of the proceeds from the 2017 Term Securitization were used for or are expected to be used for general corporate purposes. As a result of the facility repayments described above, immediately after the closing of the 2017 Term Securitization, (i) there were no amounts outstanding under the KeyBank/DZ Purchase Facility, which allows for maximum outstanding receivable-backed borrowings of $80.0 million on a revolving basis through December 31, 2019 and (ii) there was approximately $10.0 million outstanding under the Liberty Bank Facility, which permits maximum outstanding receivable-backed borrowings of  $50.0 million on a revolving basis through March 31, 2018, in each case, subject to eligible collateral and the other terms and conditions of the facility. Thus, additional availability of approximately $58.9 million in the aggregate was created under the KeyBank/DZ Purchase Facility and Liberty Bank Facility as a result of the repayments.

While ownership of the VOI notes receivable included in the 2017 Term Securitization is transferred and sold for legal purposes, the transfer of these VOI notes receivable is accounted for as a secured borrowing for financial accounting purposes. Accordingly, no gain or loss was recognized as a result of this transaction. Subject to the performance of the collateral, Bluegreen will receive any excess cash flows generated by the receivables transferred under the 2017 Term Securitization (excess meaning after payments of customary fees, interest, and principal under the 2017 Term Securitization) on a pro-rata basis as borrowers make payments on their notes.

See Note 13 – Debt under Item 8 included in this report for additional information with respect to Bluegreen’s receivable-backed notes payable facilities.

Credit Facilities for Bluegreen Receivables with Future Availability

Bluegreen maintains various credit facilities with financial institutions which allow Bluegreen to borrow against or sell its VOI notes receivable. Bluegreen had the following credit facilities with future availability as of December 31, 2017, all of which are subject to revolving availability terms during the advance period and therefore provide for additional availability as the facility is paid down, subject to compliance with relevant covenants, eligible collateral and applicable terms and conditions during the advance period (dollars in thousands):

	Borrowing Limit as of December 31, 2017	Outstanding Balance as of December 31, 2017		Availability as of December 31, 2017		Advance Period Expiration; Borrowing Maturity as of December 31, 2017	Borrowing Rate; Rate as of December 31, 2017
Liberty Bank Facility	$50,000	$24,990		$25,010		March 2018; November 2020	Prime Rate +0.50%; floor of 4.00%; 5.00%
NBA Receivable Facility (1)	50,000	44,414		5,586		September 2020; March 2025	30 day LIBOR + 2.75%; floor of 3.50%; 4.10%
Pacific Western Bank Facility	40,000	18,008	(2)	21,992	(2)	September 2018; September 2021	30 day LIBOR+3.50% to 4.50%; 6.00%
KeyBank/DZ Purchase Facility	80,000	16,144		63,856		December 2019; December 2022	30 day LIBOR+2.75%; 4.31%(3)
Quorum Purchase Facility	50,000	16,771		33,229		June 2018; December 2030	(4)
	$270,000	$120,327		$149,673

(1)	The borrowing limit excludes the $20.0 million borrowing limit under the NBA Line of Credit.
(2)	The outstanding balance includes $2.7 million outstanding as of December 31, 2017 under the Pacific Western Term Loan.

(3)

Borrowings accrue interest at a rate equal to either LIBOR, a “Cost of Funds” rate or commercial paper rates plus 2.75%. The interest rate will increase to the applicable rate plus 4.75% upon the expiration of the advance period.

(4)

Of the amounts outstanding as of December 31, 2017, $3.3 million bears interest at a fixed rate of 6.9%, $3.0 million bears interest at a fixed rate of 5.5%, $3.6 million bears interest at a fixed rate of 5.0%, and $6.8 million bears interest at a fixed rate of 4.75%. The interest rate on future borrowings will be set at the time of funding based on rates mutually agreed upon by all parties.

Other Credit Facilities and Outstanding Notes Payable

Fifth Third Syndicated Line-of-Credit and Fifth Third Syndicated Term Loan. In December 2016, Bluegreen entered into a $100.0 million syndicated credit facility with Fifth Third Bank, as administrative agent and lead arranger, and certain other bank participants as lenders. The facility includes a $25.0 million term loan (the “Fifth Third Syndicated Term Loan”) with quarterly amortization requirements and a $75.0 million revolving line of credit (the “Fifth Third Syndicated Line-of-Credit”). Amounts borrowed under the facility generally bear interest at LIBOR plus 2.75% - 3.75% depending on Bluegreen’s leverage ratio, are collateralized by certain of its VOI inventory, sales center buildings, management fees and short-term receivables, and will mature in December 2021. As of December 31, 2017, outstanding borrowings under the facility totaled $43.8 million, including $23.8 million under the Fifth Third Syndicated Term Loan with an interest rate of 4.32%, and $20.0 million under the Fifth Third Syndicated Line of Credit with an interest rate of 4.27%.

Bluegreen also has outstanding obligations under various credit facilities and securitizations that have no remaining future availability as the advance periods have expired.

See Note 13 – Debt under Item 8 included in this report for additional information with respect to Bluegreen’s credit facilities terms and covenants.

Critical Accounting Policies

Management views critical accounting policies as accounting policies that are important to the understanding of our financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated statements of financial condition and assumptions that affect the recognition of income and expenses on the consolidated statements of operations and comprehensive income for the periods presented. On an ongoing basis, management evaluates its estimates, including those that relate to the determination of:

• The allowance for credit losses;
• The estimated future sales value of inventory;
•	The recognition of revenue, including revenue recognition under the percentage-of-completion method of accounting;
• The recovery of the carrying value of real estate inventories;
•	The fair value of assets measured at, or compared to, fair value on a non-recurring basis such as assets held for sale, intangible assets, other long-lived assets and goodwill;
• The valuation of assets and liabilities assumed in the acquisition of a business;
• The amount of deferred tax valuation allowance;
• Accounting for uncertain tax positions; and
• The estimate of contingent liabilities related to litigation and other claims and assessments.

The accounting policies that we have identified as critical accounting policies are:

• Revenue recognition and inventory cost allocation;
• The carrying value of completed VOI inventory;
•	The carrying value of VOIs held for future VOI development and VOI properties under development or held for development;
•	Evaluating long-lived assets and definite lived intangible assets for impairment;
•	Evaluating goodwill and indefinite lived intangible assets for impairment; and
• Allowance for credit losses on VOI Notes Receivable.

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

(1)

In connection with Bluegreen’s management of the HOAs, among other things, Bluegreen acts as agent for the HOAs to operate the resort as provided under the management agreements. In certain cases, personnel at the resorts are Bluegreen employees. The HOAs bear the costs of such personnel and generally pay Bluegreen in advance of, or simultaneously with, the payment of payroll. In accordance with ASC 605-45, Overall Considerations of Reporting Revenues Gross as a Principal versus Net as an Agent, reimbursements from the HOAs relating to direct pass-through costs are recorded net of the related expenses.

Carrying Value of Completed VOI Inventory

Bluegreen carries its completed VOIs at the lower of (i) cost, including costs of improvements and amenities incurred subsequent to acquisition, capitalized interest, real estate taxes and other costs incurred during construction, or (ii) estimated fair market value, less costs to sell. The outstanding balance of completed VOI inventory was $194.5 million as of December 31, 2017.

Bluegreen capitalizes interest expense, real estate taxes and other costs when activities that are necessary to prepare the VOI inventory for its intended use are underway. Bluegreen ceases capitalization of costs during prolonged gaps in development when substantially all activities are suspended or when projects are considered substantially complete.

Carrying Value of Real Estate Held for Future VOI Development and VOI Properties Under Development or Held for Development,

The Company evaluates the recoverability of its real estate properties under development or held for development, if certain trigger events occur.  If the estimated undiscounted future cash flows are less than the carrying amount of the asset, the asset is written down to its estimated fair value. The outstanding balance of construction in progress and real estate held for future VOI development was $22.3 million and $64.5 million, respectively, as of December 31, 2017.

Evaluating Long-lived Assets and Definite-lived Intangible Assets for Impairment

The Company evaluates its long-lived assets and definite-lived intangible assets when events and circumstances indicate that assets may be impaired and when the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. The carrying value of these assets is dependent upon estimates of future earnings that they are expected to generate. If cash flows decrease significantly, these assets may be impaired, in which case they would be written down to their fair value. The estimates of useful lives and expected cash flows require us to make significant judgments regarding future periods that are subject to a number of factors, many of which may be beyond our control. The outstanding balance of long-lived assets and definite lived intangible assets was $112.9 million and $9.2 million, respectively, as of December 31, 2017. During the year ended December 31, 2017, the Company recognized a $1.9 million intangible asset impairment loss associated with certain BBX Sweet Holding’s acquisitions in 2014 and 2015.  The impairment loss was measured as the amount by which the carrying amount of the intangible assets exceeded their fair value.

Evaluating Goodwill and Indefinite Lived Intangible Assets for Impairment

The process of evaluating goodwill for impairment involves the determination of the fair value of the Company’s reporting units. Inherent in such fair value determinations are certain judgments and estimates relating to future cash flows, including the Company’s interpretation of current economic indicators and market valuations, and assumptions about the Company’s strategic plans with regard to its operations. Due to the uncertainties associated with such evaluations, actual results could differ materially from such estimates. The Company’s goodwill as of December 31, 2017 was $39.5 million and was recorded in association with BBX Sweet Holding’s acquisitions during 2017, 2015 and 2014. The goodwill was tested for impairment on December 31, 2017 (annual testing date) and was determined to be impaired, and an impairment loss of $2.4 million was recorded.

The Company’s indefinite lived intangible assets as of December 31, 2017 consisted of $62.0 million of management contracts, which were originated in connection with the November 16, 2009 acquisition of a controlling interest in Bluegreen.  Such management contracts are not amortized, but instead are reviewed for impairment at least annually, or if events or changes in circumstances indicate that it is more likely than not that the related carrying amounts may be impaired. Due to the uncertainties associated with such evaluations, actual results could differ materially from such estimates.

Allowance for Credit Losses on VOI Notes Receivable

The allowance for credit losses is related to the notes receivable generated in connection with Bluegreen’s financing of VOI sales. Bluegreen uses a static pool analysis as a basis for determining an estimated reserve requirement on its VOI notes receivable. The adequacy of the related allowance is determined by Bluegreen’s management through analyses of several qualitative and quantitative factors requiring judgment, such as economic factors, default trends by origination year and FICO scores of borrowers. Changes in estimates used could result in a material change to Bluegreen’s allowance.

Impact of Inflation

The financial statements and related financial data and notes presented herein have been prepared in accordance with GAAP, which requires the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.

The Company is subject to significant interest rate risk on Bluegreen’s notes receivables as well as other outstanding debt. As a result, interest rates have a more significant impact on our performance than the effects of general price levels. Although interest rates generally move in the same direction as inflation, the magnitude of such changes varies.

The Company believes that inflation and changing prices have had and may in the future have a material impact on its revenues and results of operations. Bluegreen has increased the sales prices of its VOIs periodically, including in September 2016 and June 2017, and has from time to time experienced increases in construction and development costs.  Bluegreen may not be able to increase or maintain the current level of its sales prices, and increased construction costs may have a material adverse impact on its gross margin.  In addition, to the extent that inflation in general or increased prices for VOIs adversely impacts consumer demand, Bluegreen’s results of operations could be adversely impacted.  Furthermore, while increases in real estate construction and development costs may result in increases in real estate sales prices, sales prices may not increase commensurate with the increase in costs or they may decrease, and increased construction costs may have a material adverse impact on gross margin. In addition, inflation is often accompanied by higher interest rates which could have a negative impact on consumer demand and the costs of financing activities. Rising interest rates as well as increased materials and labor costs may reduce margins.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Market risk is defined as the risk of loss arising from adverse changes in market valuations resulting from interest rate risk, foreign currency exchange rate risk, commodity price risk and equity price risk. BBX Capital’s primary market risk is equity price risk and interest rate risk.

The Company’s real estate assets market risk consists primarily of equity pricing risk and secondarily interest rate risk. The Company’s real estate assets are investments in unconsolidated real estate companies, real estate held-for-investment or held-for-sale, real estate inventory and loans secured by real estate. The Company’s financial condition and earnings are affected by changes in real estate values in the markets where the real estate or real estate collateral is located and changes in interest rates which affects the affordability of real estate.  As a result, there is exposure to equity pricing and interest rate risk in the real estate market.

The Company’s results of operations are subject to foreign currency exchange risk of the U.S. dollar compared to the Canadian dollar though its ownership of Renin.  Renin’s assets, liabilities, revenue and expenses that are denominated in foreign currencies will be affected by changes in the exchange rates between the U.S. dollar and the Canadian dollar.  As of December 31, 2017, the Company has not entered into any foreign exchange forward contracts as hedges against foreign currency exchange risk.

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

As of December 31, 2017, Bluegreen had fixed interest rate debt of approximately $381.4 million and floating interest rate debt of approximately $210.3 million.  In addition, Bluegreen’s notes receivables as of December 31, 2017 were comprised of approximately $549.4 million of notes bearing interest at fixed rates and approximately $1.3 million of notes bearing interest at floating rates. The floating interest rates are subject to floors and are generally based either upon the prevailing prime or LIBOR rates.  For floating rate financial instruments, interest rate changes generally do not affect the market value of the debt, but do impact earnings and cash flows relating to the debt, assuming other factors are held constant.  Conversely, for fixed rate financial instruments, interest rate changes affect the market value of the debt but do not impact earnings or cash flows relating to the debt, assuming other factors are held constant.

The Company is subject to interest rate risk on Woodbridge’s junior subordinated debentures. The interest rates for Woodbridge’s $66.3 million of junior subordinated debentures are variable rates based upon the prevailing 3-month LIBOR rates. For variable rate financial instruments, interest rate changes do not generally affect the market value of the debt, but they do impact future earnings and cash flows, assuming other factors are held constant. If interest rates were to increase one percentage point, the effect on interest expense related to Woodbridge’s variable-rate debt would be an annual increase of approximately $663,000, based on December 31, 2017 balances.

To the extent inflationary trends, tightened credit markets or other factors affect interest rates, Bluegreen’s debt service costs may increase.  If interest rates increased one percentage point, the effect on interest expense related to Bluegreen’s floating-rate debt would be an annual increase of approximately $2.1 million based on December 31, 2017 balances and interest rates.  Due to the interest rate floors on Bluegreen’s floating rate debt, if interest rates decreased one percentage point, the effect on interest expense related to its floating rate debt would be an annual decrease of approximately $1.4 million based on December 31, 2017 balances and interest rates. In addition, a one percentage point increase or decrease in interest rates would affect the total fair value of Bluegreen’s fixed rate debt by an immaterial amount. This analysis does not consider the effects of changes in the level of overall economic activity that could result due to interest rate changes. Further, in the event of a significant change in interest rates, Bluegreen may pursue actions in order to mitigate any exposure to the change.  However, due to the uncertainty of the specific actions that may be taken and their possible effects, the foregoing sensitivity analysis assumes no changes in Bluegreen’s financial structure.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BBX CAPITAL CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

BBX Capital Corporation

Opinion on the financial statements

We have audited the accompanying consolidated statements of financial condition of BBX Capital Corporation (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 9, 2018 expressed an unqualified opinion.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2015.

Fort Lauderdale, Florida

March 9, 2018

BBX Capital Corporation
Consolidated Statements of Financial Condition
(In thousands, except share data)

	December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$362,526	299,861
Restricted cash ($19,488 in 2017 and $21,894 in 2016 in variable
interest entities ("VIEs"))	46,721	46,456
Loans receivable, net	19,454	25,521
Notes receivable, net ($282,599 in 2017 and $287,012 in 2016 in VIEs)	431,801	430,480
Trade inventory	23,902	14,726
Vacation ownership interest ("VOI") inventory	281,291	238,534
Real estate ($27,828 in 2017 and $33,345 in 2016 held for sale)	68,536	61,003
Investments in unconsolidated real estate joint ventures	47,275	43,491
Property and equipment, net	112,858	95,998
Goodwill	39,482	6,731
Intangible assets, net	70,449	68,455
Other assets	102,370	104,812
Total assets	$1,606,665	1,436,068

LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$31,370	28,855
Deferred income	36,311	37,015
Escrow deposits	21,079	20,152
Other liabilities	103,926	95,611
Receivable-backed notes payable - recourse	84,697	87,631
Receivable-backed notes payable - non-recourse (in VIEs)	336,421	327,358
Notes payable and other borrowings	144,114	133,790
Junior subordinated debentures	135,414	152,367
Deferred income taxes	43,093	44,318
Redeemable 5% cumulative preferred stock of $.01 par value; authorized 15,000 shares;
issued and outstanding 15,000 shares with a stated value of $1,000 per share	13,974	13,517
Total liabilities	950,399	940,614

Commitments and contingencies (See Note 15)

Redeemable noncontrolling interest	2,765	-

Equity:
Preferred stock of $.01 par value; authorized 10,000,000 shares	-	-
Class A Common Stock of $.01 par value; authorized 150,000,000 shares;
issued and outstanding 85,689,163 in 2017 and 84,844,439 in 2016	857	848
Class B Common Stock of $.01 par value; authorized 20,000,000 shares;
issued and outstanding 13,963,200 in 2017 and 13,184,789 in 2016	140	132
Additional paid-in capital	229,379	193,347
Accumulated earnings	341,146	259,110
Accumulated other comprehensive income	1,708	1,167
Total shareholders' equity	573,230	454,604
Noncontrolling interests	80,271	40,850
Total equity	653,501	495,454
Total liabilities and equity	$1,606,665	1,436,068

See Notes to Consolidated Financial Statements

BBX Capital Corporation
Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share data)

	For the Years Ended December 31,
	2017	2016	2015
Revenues
Sales of VOIs	$239,662	266,142	259,236
Fee-based sales commission revenue	229,389	201,829	173,659
Other fee-based services revenue	111,819	103,448	97,539
Trade sales	142,798	95,996	84,284
Interest income	83,708	85,746	89,071
Net gains on sales of assets	2,442	6,076	31,092
Other revenue	5,964	8,058	9,376
Total revenues	815,782	767,295	744,257

Costs and Expenses
Cost of sales of VOIs	17,439	27,346	22,884
Cost of other fee-based services	68,336	64,479	60,942
Cost of trade sales	97,755	74,341	62,707
Interest expense	35,205	36,037	40,408
Recoveries from loan losses, net	(7,495)	(20,508)	(13,457)
Asset impairments, net	7,431	4,656	287
Net gains on cancellation of junior subordinated debentures	(6,929)	-	-
Litigation settlement	-	-	36,500
Reimbursements of litigation costs and penalty	(13,169)	-	-
Selling, general and administrative expenses	538,125	516,757	466,700
Total costs and expenses	736,698	703,108	676,971

Equity in net earnings (losses) of unconsolidated
real estate joint ventures	14,483	13,630	(1,565)
Foreign exchange (loss) gain	(193)	219	(1,038)
Income before income taxes	93,374	78,036	64,683
Benefit (provision) for income taxes	7,223	(36,379)	76,596
Net income	100,597	41,657	141,279
Less: Net income attributable to noncontrolling interests	18,402	13,295	18,805
Net income attributable to shareholders	$82,195	28,362	122,474

Basic earnings per share	$0.83	0.33	1.41
Diluted earnings per share	$0.79	0.32	1.40
Basic weighted average number of common
shares outstanding	98,745	86,902	87,022
Diluted weighted average number of common and
common equivalent shares outstanding	103,916	87,492	87,208

Cash dividends declared per Class A common share	$0.030	0.015	0.000
Cash dividends declared per Class B common share	$0.030	0.015	0.000

Net income	$100,597	41,657	141,279
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities available for sale
net of taxes: $20 provision for 2017, $131 provision
for 2016 and $(16) benefit for 2015	135	(33)	(10)
Foreign currency translation adjustments	406	584	353
Other comprehensive income, net	541	551	343
Comprehensive income, net of tax	101,138	42,208	141,622
Less: Comprehensive income attributable
to noncontrolling interests	18,402	13,295	18,885
Comprehensive income attributable to shareholders	$82,736	28,913	122,737

See Notes to Consolidated Financial Statements

BBX Capital Corporation
Consolidated Statements of Changes in Equity
For Each of the Years in the Three Year Period Ended December 31, 2017
(In thousands)

	Shares of						Accumulated
	Common Stock		Common				Other
	Outstanding		Stock		Additional		Comprehen-	Total	Non-
	Class		Class		Paid-in	Accumulated	sive	Shareholders'	controlling	Total
	A	B	A	B	Capital	Earnings	Income	Equity	Interests	Equity
Balance, December 31, 2014	73,307	10,168	$733	102	142,058	109,660	353	252,906	193,800	446,706
Net income	-	-	-	-	-	122,474	-	122,474	18,805	141,279
Other comprehensive income	-	-	-	-	-	-	263	263	80	343
Subsidiaries' capital transactions	-	-	-	-	1,904	-	-	1,904	1,039	2,943
Distributions to noncontrolling interest	-	-	-	-	-	-	-	-	(14,059)	(14,059)
Net effect of tender offer for BCC attributable to non-controlling interest	-	-	-	-	92,763	-	-	92,763	(92,763)	-
Consideration paid in connection with the tender offer for BCC	-	-	-	-	(95,424)	-	-	(95,424)	-	(95,424)
Increase in investment in BCC from share exchange agreements	-	1,218	-	11	811	-	-	822	(822)	-
Repurchase and retirement of Common Stock	(1,549)	-	(15)	-	(4,439)	-	-	(4,454)	-	(4,454)
Conversion of Common Stock from Class B to Class A	40	(40)	-	-	-	-	-	-	-	-
Issuance of Common Stock from vesting of restricted stock awards	1,389	-	14	-	(14)	-	-	-	-	-
Issuance of Common Stock from exercise of options	25	-	-	-	10	-	-	10	-	10
Share-based compensation	-	-	-	-	5,562	-	-	5,562	-	5,562
Balance, December 31, 2015	73,212	11,346	$732	113	143,231	232,134	616	376,826	106,080	482,906
Net income	-	-	-	-	-	28,362	-	28,362	13,295	41,657
Other comprehensive income	-	-	-	-	-	-	360	360	-	360
Subsidiaries' capital transactions	-	-	-	-	1,608	-	-	1,608	413	2,021
Increase in investment in BCC from share exchange agreements	-	1,531	-	15	1,101	-	-	1,116	(1,116)	-
Issuance of Class A common stock and consideration paid to acquire BCC noncontrolling interest	12,038	-	121	-	48,366	-	191	48,678	(65,572)	(16,894)
Distributions to noncontrolling interest	-	-	-	-	-	-	-	-	(12,250)	(12,250)
Class A common stock cash dividends declared	-	-	-	-	-	(1,174)	-	(1,174)	-	(1,174)
Class B common stock cash dividends declared	-	-	-	-	-	(212)	-	(212)	-	(212)
Repurchase and retirement of Common Stock	(1,880)	(247)	(19)	(2)	(7,299)	-	-	(7,320)	-	(7,320)
Conversion of Common Stock from Class B to Class A	38	(38)	-	-	-	-	-	-	-	-
Issuance of Common Stock from vesting of restricted stock awards	1,389	593	14	6	(20)	-	-	-	-	-
Issuance of Common Stock from exercise of options	48	-	-	-	10	-	-	10	-	10
Share-based compensation	-	-	-	-	6,350	-	-	6,350	-	6,350
Balance, December 31, 2016	84,845	13,185	$848	132	193,347	259,110	1,167	454,604	40,850	495,454
										Continued

BBX Capital Corporation
Consolidated Statements of Changes in Equity
For Each of the Years in the Three Year Period Ended December 31, 2017
(In thousands)

	Shares of						Accumulated
	Common Stock		Common				Other
	Outstanding		Stock		Additional		Comprehen-	Total	Non-
	Class		Class		Paid-in	Accumulated	sive	Shareholders'	controlling	Total
	A	B	A	B	Capital	Earnings	Income	Equity	Interests	Equity
Balance, December 31, 2016	84,845	13,185	$848	132	193,347	259,110	1,167	454,604	40,850	495,454
Cumulative effect from excess tax benefits on share based compensation associated with the adoption of ASU 2016-09	-	-	-	-	-	3,054	-	3,054	-	3,054
Net income excluding $175 of earnings attributable to redeemable noncontrolling interest	-	-	-	-	-	82,195	-	82,195	18,227	100,422
Other comprehensive income	-	-	-	-	-	-	541	541	-	541
Bluegreen initial public offering, net of income taxes	-	-	-	-	51,351	-	-	51,351	32,584	83,935
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(11,390)	(11,390)
Class A Common Stock cash dividends declared	-	-	-	-	-	(2,712)	-	(2,712)	-	(2,712)
Class B Common Stock cash dividends declared	-	-	-	-	-	(501)	-	(501)	-	(501)
Repurchase and retirement of common stock	(3,716)	(176)	(37)	(2)	(27,585)	-	-	(27,624)	-	(27,624)
Conversion of common stock from Class B to Class A	95	(95)	-	-	-	-	-	-	-	-
Issuance of Common Stock from vesting of restricted stock awards	4,315	1,049	43	10	(53)	-	-	-	-	-
Issuance of Common Stock from exercise of options	150	-	3	-	60	-	-	63	-	63
Share-based compensation	-	-	-	-	12,259	-	-	12,259	-	12,259
Balance, December 31, 2017	85,689	13,963	$857	140	229,379	341,146	1,708	573,230	80,271	653,501

See Notes to Consolidated Financial Statements

BBX Capital Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2017	2016	2015
Operating activities:
Net income	$100,597	41,657	141,279

Adjustment to reconcile net income to net cash
provided by operating activities:
Recoveries from loan losses and asset impairments, net	(3,131)	(15,300)	(13,233)
Provision for notes receivable allowances	46,149	44,337	42,063
Depreciation, amortization and accretion, net	21,444	17,827	18,433
Share-based compensation expense	12,259	6,350	5,562
Share-based compensation expense of subsidiaries	-	6,099	5,472
Net gains on sales of real estate, loans held-for-sale,
and properties and equipment	(2,471)	(5,139)	(31,211)
Equity in (earnings) losses of unconsolidated real estate
joint ventures	(14,483)	(13,630)	1,565
Return on investment in unconsolidated real estate joint ventures	12,852	13,267	-
(Decrease) increase in deferred income tax	(10,201)	35,704	(84,329)
Impairment of goodwill	2,413	870	-
Net gains realized on cancellation of junior subordinated debentures	(6,929)	-	-
Interest accretion on shares subject to mandatory redemption	1,207	1,169	1,134
Increase in notes receivable	(47,470)	(59,219)	(33,394)
Increase in vacation ownership interest inventory	(42,757)	(18,323)	(25,498)
Increase in trade inventory	(2,261)	(2,704)	(559)
Increase in real estate inventory	(273)	-	-
(Increase) decrease in other assets	(6,941)	5,035	(12,462)
Increase (decrease) in other liabilities	5,595	23,163	(16,473)
Net cash provided by (used in) operating activities	65,599	81,163	(1,651)
			Continued

BBX Capital Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2017	2016	2015
Investing activities:
Return of investment in unconsolidated real estate joint ventures	6,440	3,321	510
Investments in unconsolidated real estate joint ventures	(5,310)	(3,370)	(9,687)
Repayment of loans receivable	11,168	46,454	30,170
Proceeds from sales of loans and real estate	15,081	23,606	72,154
Proceeds from contribution of real estate to
unconsolidated real estate joint ventures	-	-	701
Additions to real estate	(1,642)	(8,176)	(30,699)
Purchases of property and equipment	(22,045)	(12,939)	(12,810)
Proceeds from the sale of property and equipment	341	2,321	372
Cash paid for acquisition, net of cash received	(58,418)	-	(10)
Decrease in cash from other investing activities	(380)	(2,019)	(739)
Net cash (used in) provided by investing activities	(54,765)	49,198	49,962

Financing activities:
Repayment of BB&T preferred interest in Florida Asset
Resolution Group, LLC ("FAR")	-	-	(12,348)
Repayments of notes payable and other borrowings	(233,132)	(281,177)	(253,615)
Proceeds from notes payable and other borrowings	246,771	285,682	262,900
Redemption of junior subordinated debentures	(11,438)	-	-
Payments for debt issuance costs	(3,390)	(4,608)	(3,830)
Payments of interest on shares subject to mandatory redemption	(750)	(750)	(750)
Proceeds from the exercise of stock options	63	10	10
Dividends paid on common stock	(2,937)	(856)	-
Repurchase and retirement of common stock	(27,624)	(7,320)	(4,453)
Repurchase and retirement of subsidiary's common stock	-	(4,151)	(2,529)
Purchase of BCC noncontrolling interest	-	(16,894)	(95,424)
Bluegreen initial public offering, net of offering costs	95,923	-	-
Distributions to noncontrolling interest	(11,390)	(12,250)	(14,059)
Net cash provided by (used in) financing activities	52,096	(42,314)	(124,098)
Increase (decrease) in cash, cash equivalents and restricted cash	62,930	88,047	(75,787)
Cash, cash equivalents and restricted cash at beginning of period	346,317	258,270	334,057
Cash, cash equivalents and restricted cash at end of period	$409,247	346,317	258,270
			Continued

BBX Capital Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2017	2016	2015
Supplemental cash flow information:
Interest paid on borrowings	$(29,980)	(32,139)	(35,111)
Income taxes paid	(4,015)	(2,203)	(26,092)
Income taxes refunded	-	2,695	309

Supplementary disclosure of non-cash investing and financing activities:
Construction funds receivable transferred to real estate	11,276	-	-
Loans receivable transferred to real estate	1,365	4,807	3,215
Loans held-for-sale transferred to loans receivable	-	16,078	7,365
Loans receivable increase from sale of real estate	-	-	10,000
Real estate transferred to property and equipment	-	6,557	-
Real estate transferred to investments in unconsolidated real estate
joint ventures	-	-	19,448
Property and equipment transferred to real estate	6,181	-	-
Decrease in deferred tax liabilities due to cumulative effect of excess
tax benefits	3,054	-	-
Increase in other assets upon issuance of Community
Development District Bonds	-	20,743	-
Issuance of common stock to acquire BCC noncontrolling interest	-	48,487	-

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	362,526	299,861	198,905
Restricted cash	46,721	46,456	59,365
Total cash, cash equivalents, and restricted cash	$409,247	346,317	258,270

See Notes to Consolidated Financial Statements

BBX Capital Corporation

Notes to Consolidated Financial Statements

1.    Basis of Financial Statement Presentation

BBX Capital Corporation and its subsidiaries (the “Company” or, unless otherwise indicated or the context otherwise requires, “we,” “us,” or “our,”) is a Florida-based diversified holding company. BBX Capital Corporation as a standalone entity without its subsidiaries is referred to as “BBX Capital”.  The Company’s core investments include Bluegreen Vacations Corporation (“Bluegreen” or “Bluegreen Vacations”), real estate and real estate joint ventures, and middle market operating businesses.

Bluegreen is a leading vacation ownership company that markets and sells VOIs and manages resorts in top leisure and urban destinations. Bluegreen’s resort network includes 43 Club Resorts (resorts in which owners in the Bluegreen Vacation Club (“Vacation Club”) have the right to use most of the units in connection with their VOI ownership) and 24 Club Associate Resorts (resorts in which owners in Bluegreen’s Vacation Club have the right to use a limited number of units in connection with their VOI ownership). Bluegreen is a sales, marketing, and management company focused on the vacation ownership industry. Bluegreen markets, sells and manages vacation ownership interests (“VOIs”) in resorts, which are generally located in popular, high-volume, “drive-to” vacation destinations. The resorts in which Bluegreen markets, sells or manages VOIs were either developed or acquired by Bluegreen, or were developed and are owned by third parties. Bluegreen earn fees for providing sales and marketing services to third party developers. Bluegreen also earns fees by providing management services to the Bluegreen Vacation Club (the “Vacation Club”) and home owners’ associations (“HOAs”), mortgage servicing, VOI title services, reservation services, and construction design and development services. In addition, Bluegreen provides financing to FICO score-qualified individual purchasers of VOIs, which generates significant interest income.

Prior to November 2017, Bluegreen Vacations’ parent, Woodbridge Holdings, LLC (“Woodbridge”), a wholly-owned subsidiary of BBX Capital, owned 100% of Bluegreen.  On November 17, 2017, Bluegreen completed an initial public offering (“IPO”) of its common stock by selling to the public 3,736,723 of Bluegreen shares and Woodbridge selling 2,761,925 of Bluegreen shares as a selling shareholder. In connection with the offering, Woodbridge granted the underwriters a 30-day option to purchase up to an additional 974,797 shares from Woodbridge, and on December 5, 2017, the underwriters purchased all of the additional 974,797 option shares from Woodbridge. As a result of Bluegreen’s IPO, BBX Capital currently owns 90% of Bluegreen through Woodbridge.

The Company’s real estate investments include real estate joint ventures and the acquisition, development ownership, financing, and management of real estate. The Company’s investments in middle market operating businesses include Renin Holdings, LLC (“Renin”), a company that manufactures products for the home improvement industry, and investments in confectionery businesses through its wholly-owned subsidiary, BBX Sweet Holdings, LLC (“BBX Sweet Holdings”). The Company’s investment in confectionery businesses includes BBX Sweet Holdings’ acquisition of IT’SUGAR, LLC (“IT’SUGAR”) in June 2017. See Note 3 for additional information regarding the acquisition of IT’SUGAR.

On December 15, 2016, BBX Capital completed the acquisition of all the outstanding shares of the former BBX Capital Corporation (“BCC”) not previously owned by the Company. Prior to the acquisition, the Company had an 82% equity interest in BCC and a direct 54% equity interest in Woodbridge. As a result of the acquisition, BCC and Woodbridge are wholly-owned subsidiaries of BBX Capital, and on January 30, 2017, the Company changed its name from BFC Financial Corporation to BBX Capital Corporation. See Note 3 for additional information regarding the acquisition of BCC.

On April 30, 2015, the Company completed a cash tender offer pursuant to which it purchased from the shareholders of BCC a total of 4,771,221 shares of BCC’s Class A Common Stock at a purchase price of $20.00 per share, for an aggregate purchase price of approximately $95.4 million.  Prior to the tender offer, the Company owned approximately 51% of the issued and outstanding shares of BCC’s Class A Common Stock and all of the issued and outstanding shares of BCC’s Class B Common Stock.  The purchase of BCC’s Class A Common Stock in the tender offer increased the Company’s ownership interest to approximately 81% of the issued and outstanding shares of BCC’s Class A Common Stock.  As a result of the increase in the Company’s ownership interest in BCC in excess of 80%,  the

Company began filing a consolidated group tax return which includes the operations of BCC, Woodbridge and Bluegreen.  See Note 14 for additional information regarding the Company’s income taxes.

2.    Summary of Significant Accounting Policies

The accounting policies applied by the Company conform to accounting principles generally accepted in the United States of America (“GAAP”).

Consolidation Policy - The consolidated financial statements include the accounts of all the Company’s wholly-owned subsidiaries, and other entities in which the Company and its subsidiaries hold controlling financial interests, as well as accounts of any variable interest entities (“VIEs”) in which the Company or one of its consolidated subsidiaries is deemed the primary beneficiary of the VIE. All significant inter-company accounts and transactions have been eliminated among consolidated entities.

Use of Estimates – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  On an ongoing basis, management evaluates its estimates, including those that relate to the estimated future sales value of inventory; the recognition of revenue, including revenue recognition under the percentage-of-completion method of accounting; allowance for credit losses; the recovery of the carrying value of VOI inventories; the measurement of assets and liabilities at fair value including business combinations and measuring the  fair value on a non-recurring basis of intangible assets, goodwill, real estate held-for-sale and real estate held-for-investment; the amount of the deferred tax valuation allowance, accounting for uncertain tax positions and the estimate of contingent liabilities related to litigation and other claims and assessments.  Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions and conditions.

Reclassifications - Certain amounts for prior years have been reclassified to conform to the revised financial statement presentation for 2017.

Cash, Cash Equivalents and Restricted Cash - Cash equivalents consist of demand deposits at financial institutions, money market funds and other short-term investments with original maturities at the time of purchase of 90 days or less. Management generally invests cash in excess of its immediate operating requirements in short-term time deposits and money market instruments, typically with original maturities at the date of purchase of three months or less.  Restricted cash consists primarily of customer deposits held in escrow accounts and cash collected on pledged/secured notes receivable not yet remitted to lenders.    Management maintains cash and cash equivalents with various financial institutions located throughout the United States, Canada and Aruba in amounts exceeding the $250,000 federally insured limit.  Accordingly, the Company is subject to credit risk.

Revenue Recognition – Revenue is recorded for the sale of VOIs, net of a provision for credit losses, in accordance with timeshare accounting guidance.  In accordance with the requirements of Accounting Standards Codification (“ASC”) 970, Real Estate (“ASC 970”), Bluegreen recognizes revenue on VOI sales when a minimum of 10% of the sales price has been received in cash (demonstrating the buyer’s commitment), the legal rescission period has expired, collectibility of the receivable representing the remainder of the sales price is reasonably assured and Bluegreen has completed substantially all of its obligations with respect to any development related to the real estate sold.

Bluegreen believes that it uses a reasonably reliable methodology to estimate the collectibility of the receivables representing the remainder of the sales price of real estate sold.  Bluegreen’s policies regarding the estimation of credit losses on its notes receivable are discussed in further detail under “Notes Receivable”.

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

In cases where construction and development on Bluegreen-owned resorts has not been substantially completed, Bluegreen recognizes revenue in accordance with the percentage-of-completion method of accounting. To the extent that Bluegreen’s estimates of the total anticipated cost of completing any of its projects increase, Bluegreen may be required to defer a greater amount of revenue or may be required to defer revenue for a longer period of time.

Under timeshare accounting rules, rental operations, including accommodations provided through the use of Bluegreen’s sampler program, are accounted for as incidental operations whereby incremental carrying costs in excess of incremental revenues are expensed as incurred. Conversely, incremental revenues in excess of incremental carrying costs are recorded as a reduction to the carrying cost of VOI inventory.  Incremental carrying costs include costs that have been incurred by Bluegreen during the holding period of unsold VOIs, such as developer subsidies and maintenance fees on unsold VOI inventory. During each of the years presented, all of Bluegreen’s rental revenue and sampler revenue earned was recorded as an offset to cost of other fee-based services as such amounts were less than the incremental carrying costs.

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

(1)

In connection with Bluegreen’s management of homeowners’ associations (“HOA”), Bluegreen acts as agent for the HOA to operate the resort as provided under the management agreements.  In certain cases, the personnel at the resorts are Bluegreen employees.  The HOA bears the costs of such personnel and generally pay Bluegreen in advance of, or simultaneously with, the payment of payroll.  In accordance with ASC 605-45, Overall Considerations of Reporting Revenues Gross as a Principal versus Net as an Agent, reimbursements from the HOAs relating to direct pass-through costs are recorded net of the related expenses.

Bluegreen’s cost of other fee-based services consists of the costs associated with the various activities described above, as well as developer subsidies and maintenance fees on Bluegreen’s unsold VOIs.

Revenue is recognized from sales of real estate and the transfer of real estate to joint ventures when the sales are closed and title passes to the buyer, the buyer’s initial and continuing investment is adequate to demonstrate a commitment to pay for the property, the buyer’s receivable, if applicable, is not subject to future subordination and the Company does not have substantial continuing involvement with the property.

Revenues are recognized on wholesale trade sales when products are shipped and the customer takes title and assumes the risk of loss. Revenues are recognized on retail trade sales at the point of sale, which occurs when products are sold at the Company’s retail locations.

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

Management segregates loans into segments with certain common characteristics to form a basis for estimating losses for each segment. The loan portfolio has the following loan segments: residential, consumer, commercial non-real estate, commercial real estate, and small business loans.  Impaired loans are measured based on the fair value of the collateral less costs to sell.  Consumer and residential loans past due 120 days or more are evaluated individually for impairment and measured based on the lower of the estimated fair value of the loan’s collateral less cost to sell or the carrying value of the loan.

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

Notes Receivable - Bluegreen’s notes receivable are carried at amortized cost less an allowance for credit losses. Interest income is suspended, and previously accrued but unpaid interest income is reversed, on all delinquent Bluegreen notes receivable when principal or interest payments are more than 90 days contractually past due, and not resumed until such notes receivable are less than 90 days past due. As of December 31, 2017 and 2016, $12.9 million and $11.4 million, respectively, of Bluegreen’s VOI notes receivable were more than 90 days past due, and accordingly, consistent with Bluegreen’s policy, were not accruing interest income. After 120 days, Bluegreen’s VOI notes receivable are generally written off against the allowance for credit loss.

Bluegreen records an estimate of expected uncollectible VOI notes receivable as a reduction of revenue at the time Bluegreen recognizes a VOI sale.  Bluegreen estimates uncollectible VOI notes receivable in accordance with timeshare accounting rules. Under these rules, Bluegreen estimates of uncollectible VOI notes receivable is based on historical uncollectibles for similar VOI notes receivable. Bluegreen uses a static pool analysis, which tracks uncollectibles for each year’s sales over the entire life of the notes.  Bluegreen also considers whether the historical economic conditions are comparable to current economic conditions, as well as variations in underwriting standards.  Additionally, under timeshare accounting rules, no consideration is given for future recoveries of defaulted inventory in the estimate of uncollectible VOI notes receivable.  Bluegreen reviews its allowance for credit losses on at least a quarterly basis. Bluegreen’s loan origination costs are deferred and recognized over the life of the related notes receivable.

VOI Inventory - Bluegreen’s VOI inventory is primarily comprised of completed VOIs, VOIs under construction, and land held for future VOI development.  VOI completed inventory is carried at the lower of (i) cost, including costs of improvements and amenities incurred subsequent to acquisition, capitalized interest, real estate taxes and other costs incurred during construction, or (ii) estimated fair market value, less costs to sell. VOI inventory and cost of sales are accounted for under timeshare accounting rules, which require the use of a specific method of the relative sales value method for relieving VOI inventory and recording cost of sales. Under the relative sales value method required by timeshare accounting rules, cost of sales is calculated as a percentage of net sales using a cost-of-sales percentage - the ratio of total estimated development costs to total estimated VOI revenue, including the estimated incremental revenue from the resale of VOI inventory repossessed, generally as a result of the default of the related receivable. Also, pursuant to timeshare accounting rules, we do not relieve inventory for VOI cost of sales related to anticipated credit losses. Accordingly, no adjustment is made when inventory is reacquired upon default of the related receivable.

Bluegreen also periodically evaluates the recoverability of the carrying amount of its undeveloped or under development resort properties in accordance with ASC 360, Property, Plant and Equipment (“ASC 360”), which provides guidance relating to the accounting for the impairment or disposal of long-lived assets. No impairment charges were recorded with respect to VOI inventory during any of the periods presented.

Trade Inventory – Trade inventory is measured at the lower of cost or market. Cost includes all costs of conversions, including materials, direct labor, production overhead, depreciation of equipment and shipping costs. Raw materials are stated at the lower of approximate cost, on a first-in, first-out or average cost basis, and market is determined by reference to replacement cost. Raw materials are not written down unless the goods in which they are incorporated are expected to be sold for less than cost, in which case, they are written down by reference to replacement cost of the raw materials.  Finished goods and work in progress are stated at the lower of cost or market determined on a first-in, first-out or average cost basis.  Shipping and handling fees billed to customers are recorded as trade sales and shipping and handling fees paid by the Company are recorded as selling, general, and administrative expenses.  Included in the Company’s Consolidated Statements of Operations and Comprehensive Income as selling, general, and administrative expenses for the years ended December 31, 2017, 2016 and 2015 were $8.2 million, $6.0 million and $5.5 million, respectively, of costs associated with shipping goods to customers.

In valuing inventory, the Company makes assumptions regarding the write-downs required for excess and obsolete inventory based on judgments and estimates formulated from available information. Estimates for excess and obsolete inventory are based on historical and forecasted usage. Inventory is also examined for upcoming expiration and write-downs are recorded where appropriate.

Real Estate –  From time to time, the Company purchases or takes possession or ownership of real estate through foreclosure of the underlying loan collateral.  Real estate acquired through foreclosure is measured at the fair value of the collateral and classified as real estate held-for-sale, real estate held-for-investment or real estate inventory. When real estate is classified as held-for-sale, it is initially recorded at fair value less estimated selling costs (cost basis) and subsequently measured at the lower of cost or estimated fair value. When real estate is classified as held-for-investment, it is recorded at fair value and in subsequent periods depreciated over its useful life using the straight line method, if applicable. Real estate is classified as real estate inventory when the property is under development for sale to customers and is measured at cost, including improvements, real estate taxes and interest capitalized during the construction period.  Impairments required at the time of foreclosure are charged to the allowance for loan losses. Expenditures for capital improvements are generally capitalized. Valuation allowance adjustments are made to reflect any subsequent declines in fair values for real estate held-for-sale.  The costs of holding real estate are charged to real estate operating expenses as incurred. Changes in the real estate valuation allowance are recorded as asset impairments, net in the Company’s Consolidated Statement of Operations and Comprehensive Income.

Investments in Unconsolidated Real Estate Joint Ventures - The Company uses the equity method of accounting to record its interests in entities in which it has significant influence but does not hold a controlling financial interest and to record its investment in VIEs in which it is not the primary beneficiary. Under the equity method, an investment is shown on the Statement of Financial Condition of an investor as a single amount and an investor’s share of earnings or losses from its investment is shown in the Statement of Operations as a single amount. The investment is initially measured at cost and adjusted for the investor’s share of the earnings or losses of the investee and dividends received from the investee. The investor recognizes its share of the earnings or losses of the investee in the periods for which they are reported by the investee in its financial statements rather than in the period in which an investee declares a dividend.

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

Interest expense is capitalized by the Company on investments, advances, or loans to real estate equity method companies that began qualifying activities. Total capitalized interest expense cannot exceed interest expense incurred.  Interest expense capitalization ceases when the investee completes its qualifying activities.

The Company reviews its equity and cost method investments on an ongoing basis for indicators of other-than-temporary impairment. This determination requires significant judgment in which the Company evaluates, among other factors, the fair market value of the investments, general market conditions, the duration and extent to which the fair value of the investment is less than cost, and the Company’s intent and ability to hold the investment until it recovers. The Company also considers specific adverse conditions related to the financial health of and business outlook for the investee, including industry and sector performance, rating agency actions, changes in operations and financing cash flow factors.  If a decline in the fair value of the investment is determined to be other-than-temporary, an impairment charge is recorded to reduce the investment to its fair value, and a new cost basis in the investment is established.

Property and Equipment - Land is carried at cost. Property and equipment are carried at cost less accumulated depreciation.  Depreciation is primarily computed on the straight-line method over the estimated useful lives of the assets which generally range up to 40 years for buildings and building improvements, from 3 to 14 years for office furniture and fixtures, and equipment, 5 years for transportation and equipment and from 3 to 14 years for leasehold improvements.  The cost of leasehold improvements is amortized using the straight-line method over the shorter of the terms of the related leases or the useful lives of the assets.

Expenditures for new property, leasehold improvements and equipment and major renewals and betterments are capitalized. Expenditures for maintenance and repairs are expensed as incurred, and gains or losses on disposal of assets are reflected in current operations.

The cost of software development for internal use is capitalized in accordance with the accounting guidance for costs of computer software developed or obtained for internal use. Capitalization of software developed for internal use commences during the development phase of the project and ends when the asset is ready for its intended use. Software developed or obtained for internal use is generally amortized on a straight-line basis over 3 to 5 years.

Goodwill and Intangible Assets – The Company recognizes goodwill upon the acquisition of a business when the fair values of the consideration transferred and any noncontrolling interests in the acquiree are in excess of the fair value of the acquiree’s identifiable net assets. The Company tests goodwill for potential impairment on an annual basis as of December 31 or during interim periods if impairment indicators exist. The Company first assesses qualitatively whether it is necessary to perform goodwill impairment testing.  Impairment testing is performed when it is more-likely-than-not that the reporting unit’s goodwill fair value is less than its carrying amount. The Company evaluates the following factors in its qualitative assessment: macroeconomic conditions, market considerations, cost factors, financial performance and events affecting the reporting unit.

If the Company concluded from the qualitative assessment that further testing was required, as was the case for certain of the Company’s reporting units during the years ended December 31, 2016 and 2015, the Company performed the two-step goodwill impairment test. The first step of the goodwill impairment test was used to identify potential impairment and consisted of comparing the fair value of a reporting unit with its carrying value. If the fair value of the reporting unit exceeded its carrying value, goodwill was considered not impaired, and the second step of the impairment test was not performed. If the fair value of the reporting unit was less than the carrying value, the second step of the test was used to measure the amount of goodwill impairment, if any, in the reporting unit. This step compared the current implied goodwill in the reporting unit to its carrying amount. If the carrying amount of the goodwill exceeded the implied goodwill, an impairment was recorded for the excess. The implied goodwill was determined in the same manner as the amount of goodwill recognized in a business combination.

During the year ended December 31, 2017, the Company early adopted Accounting Standards Update (“ASU”) No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new guidance removes the second step of the two-step goodwill impairment test described above. Instead, if a reporting unit’s carrying amount exceeds its fair value, the Company will record an impairment charge based on that difference. The impairment charge is limited to the amount of goodwill allocated to that reporting unit.

Intangible assets consist primarily of indefinite lived management contracts recognized upon the consolidation of Bluegreen during November 2009. The remaining balance in intangible assets consisted of trade names, customer relationships, non-competition agreements, area development contracts and lease premiums that were initially recorded at fair value at the acquisition date of a business and are amortized on a straight-line basis over their respective estimated useful lives.

Indefinite lived intangible assets are not amortized and are tested for impairment on at least an annual basis, or more frequently if events and circumstances indicate that it is more likely than not that the related carrying amounts may be impaired. The Company evaluates indefinite lived intangible assets for impairment by first qualitatively considering relevant events and circumstances to determine whether it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying value.  If it is more-likely-than-not that the fair value of the indefinite-lived intangible asset is greater than its carrying value, the indefinite-lived intangible asset is not impaired. If the

Company concludes that further testing is required, the Company calculates the fair value of the indefinite-lived intangible asset and compares the fair value to the carrying value.  If the fair value of the indefinite-lived intangible asset is less than the carrying value, an impairment is recognized for the difference.

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

Trade Receivables – Trade receivables are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its trade receivable portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and the customers' financial condition, the amount of receivables in dispute, and the current receivables aging and current payment patterns. The Company reviews its allowance for doubtful accounts on a quarterly basis. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance after all standard means of collection have been exhausted and the potential for recovery is considered remote. Trade receivables are included in other assets in the Company’s Consolidated Statements of Financial Condition with an outstanding balance of $16.0 million as of December 31, 2017 and 2016.

Deferred Financing – Deferred financing costs are comprised of costs incurred in connection with obtaining financing from third-party lenders and are presented in the Company’s Consolidated Statement of Financial Condition as other assets or as a direct deduction from the carrying value of the associated debt liability. These costs are capitalized and amortized to interest expense over the terms of the related financing arrangements.

Deferred Income - Bluegreen defers the recognition of sales of VOIs, net of direct incremental selling expenses, for sales for which the legal rescission period has expired but the required revenue recognition criteria described above has not been met. Additionally, in connection with Bluegreen’s sampler program, Bluegreen defers revenue, net of direct incremental selling expenses, for guest stays not yet completed.  As of December 31, 2017 and 2016, Bluegreen’s deferred income consisted of the following (in thousands):

	As of December 31,
	2017	2016

Deferred sampler program income	$10,056	$11,821
Deferred VOI sales revenue	22,461	21,126
Other deferred income	3,794	4,068
Total	$36,311	$37,015

Advertising – The Company expenses advertising costs, which are primarily marketing costs, as incurred. Advertising expense totaled $148.6 million, $146.0 million and $123.8 million for the years ended December 31, 2017, 2016 and 2015, respectively, and are included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations and Comprehensive Income.

Bluegreen has entered into marketing arrangements with various third parties. For the years ended December 31, 2017, 2016 and 2015, sales of VOIs to prospects and leads generated by Bass Pro accounted for approximately 15%, 16% and 20%, respectively, of total VOI sales volume. There can be no guarantee that Bluegreen will be able to maintain this agreement in accordance with its terms or extend or renew these agreements on similar terms, or at all.

Income Taxes – The Company and its subsidiaries in which it owns 80% or more of the subsidiary’s outstanding equity file a consolidated U.S. Federal and Florida income tax return. Other than Florida, the Company and its subsidiaries file separate state income tax returns for each jurisdiction.  Subsidiaries in which the Company owns less than 80% of the outstanding equity are not included in the Company’s consolidated U.S. Federal or Florida state income tax return. For years prior to December 31, 2015, BCC and Bluegreen filed separate tax returns with the Internal Revenue Service as the Company owned less than 80% of the outstanding equity of these subsidiaries. As a result of the Company’s purchase of additional shares of BCC’s Class A Common Stock in the above-described April 2015 cash tender offer and the related increase in the Company’s ownership interest in BCC, the Company files a consolidated group tax return which includes the operations of BCC, Woodbridge and Bluegreen for the years ended December 31, 2017, 2016 and 2015.

The provision for income taxes is based on income before taxes reported for financial statement purposes after adjustment for transactions that do not have tax consequences. Deferred tax assets and liabilities are realized according to the estimated future tax consequences attributable to differences between the carrying value of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using the enacted tax rates as of the date of the Statement of Financial Condition. The effect of a change in tax rates on deferred tax assets and liabilities is reflected in the period that includes the statutory enactment date. A deferred tax asset valuation allowance is recorded when it has been determined that it is more likely than not that deferred tax assets will not be realized.  If a valuation allowance is recorded, a subsequent change in circumstances that causes a change in judgment about the realization of the related deferred tax amount could result in the reversal of the deferred tax valuation allowance.

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

Noncontrolling Interests  – Noncontrolling interests reflect third parties’ ownership interests in entities that are consolidated in the Company’s financial statements, but less than 100% owned by the Company. A noncontrolling interest is recognized as equity in the Statement of Financial Condition and itemized separately from the equity attributable to BBX Capital’s shareholders, while a noncontrolling interest that is redeemable for cash at the holder’s option or upon a contingent event outside of the Company’s control is classified as redeemable noncontrolling interests and presented in the mezzanine section between total liabilities and equity in the Statement of Financial Condition. A change in the ownership interests in a subsidiary is accounted for as an equity transaction if the Company retains its controlling financial interest in the subsidiary.

The amounts of consolidated net income and comprehensive income attributable to BBX Capital’s shareholders and to noncontrolling interests are presented in the Company’s Consolidated Statement of Operations and Comprehensive Income.

Accounting for Loss Contingencies – Loss contingencies, including those arising from legal actions, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.

Earnings Per Share - Basic earnings per share is computed by dividing net income attributable to shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed in the same manner as basic earnings per share but also reflects potential dilution that could occur if options to acquire common shares or restricted stock awards of the Company were exercised or vest. Common stock options and restricted stock awards, if dilutive, are considered in the weighted average number of dilutive common shares outstanding based on the treasury stock method.  Diluted earnings per share also takes into consideration the potential dilution from securities issued by subsidiaries that enable their holders to obtain the subsidiary’s common stock. The resulting net income amount is divided by the weighted average number of dilutive common shares outstanding.

Stock-Based Compensation – Compensation cost for non-vested restricted stock awards is based on the fair value of the award on the measurement date, which is generally the grant date. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally four years for non-vested restricted stock awards. The fair value of non-vested restricted stock awards is generally the market price of the Company’s common stock on the grant date.

Recently Adopted Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued the following accounting pronouncements and guidance relevant to the Company’s operations which have been adopted as of December 31, 2017:

ASU No. 2016-18, Statement of Cash Flows, Restricted Cash (Topic 230). This update requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents and restricted cash. The amount of restricted cash should be included with cash and cash equivalents when reconciling the beginning of the period and the end of period cash as shown on the statement of cash flows.  The guidance is effective for fiscal years beginning after December 15, 2017 with early adoption permitted. The Company elected to early adopt the standard using the retrospective transition method to each period presented in the accompanying consolidated financial statements.  The Company’s adoption of ASU 2016-18 did not have a material impact on the Company’s consolidated financial statements.

ASU No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. (Topic 230) - This update provides guidance on the classification of certain cash receipts and payments with the objective of reducing the existing diversity in current practice. The Company elected to early adopt the standard using the retrospective transition method to each period presented in the accompanying consolidated financial statements.  The Company’s adoption of ASU 2016-15 did not have a material impact on the Company’s consolidated financial statements.

ASU No. 2017-04, Intangibles- Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment. This update eliminates the second step of the goodwill impairment test under current guidance. As a result, the annual or interim goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount, and an impairment charge is recognized for the amount by which the carrying amount exceeds the fair value of the reporting unit. The guidance is effective for fiscal years beginning after December 15, 2019 with early adoption permitted. The Company elected to early adopt the standard effective for the Company’s goodwill impairment tests performed on December 31, 2017. This statement was adopted on a prospective basis.

ASU No. 2016-09, Compensation – Stock Compensation (Topic 718), Improvements to Employee Share-based Payment Accounting. This update requires the recognition of excess tax benefits (“windfall”) and tax deficiencies in the income statement when the stock awards vest or are settled, thus eliminating additional paid in capital pools. The new standard also removes the requirement to delay recognition of windfall tax benefits until it reduces current taxes payable. The new standard instead requires the recognition of windfall tax benefits at the time of settlement, subject to valuation allowance considerations. The new standard clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity on the Company’s statement of cash flows and cash flows related to windfall tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows which are classified as operating activities.  The new standard provides an accounting policy election to account for forfeitures as they occur instead of on an estimated basis and allows for the employer to repurchase more of an employee’s shares for tax withholding purposes up to the maximum statutory rate in the employee’s applicable jurisdictions without triggering liability accounting. The new standard changes the computation of diluted earnings per share as windfall tax benefits will not be included in the calculation of assumed proceeds when applying the treasury stock method.

The Company adopted the standard on January 1, 2017. The primary impact of the adoption of this standard on the Company’s consolidated financial statements was the recognition of a $3.1 million windfall tax benefit as a cumulative effect to accumulated earnings associated with windfall tax benefits that were not previously recognized because the related tax deduction had not reduced current taxes payable.

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

Future Adoption of Recently Issued Accounting Pronouncements

The FASB has issued the following accounting pronouncements and guidance relevant to the Company’s operations which have not been adopted as of December 31, 2017:

ASU No. 2014-09 –  Revenue Recognition (Topic 606): In May 2014, the FASB issued a new standard related to revenue recognition (as subsequently clarified and amended by various ASUs). Under the new standard, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

The standard permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). The Company adopted the standard on January 1, 2018 under the full retrospective method and accordingly will retrospectively adjust each prior reporting period presented in subsequent filings to the new standard.

In preparation for adoption of the standard, the Company analyzed the potential impact that adopting this standard will have on its consolidated financial statements and related disclosures and its business processes, accounting policies and controls and reached conclusions on key accounting assessments related to the standard in subsequent filings.

The adoption of the standard will impact Bluegreen in the following areas: (i) gross versus net presentation for payroll and insurance premium reimbursements related to resorts managed by Bluegreen and on behalf of third parties and (ii) the timing of the recognition of VOI revenue related to the removal of certain bright line tests regarding the determination of the adequacy of the buyer’s commitment under existing industry-specific guidance. In addition, Bluegreen concluded that the recognition of fee-based sales commission revenue, ancillary revenues, and rental revenues will remain materially unchanged.

The adoption of the standard will impact the Company’s real estate activities as revenue will be recognized sooner for contingent consideration on sales of real estate inventory.

The adoption of the standard will not materially affect revenue recognition associated with the Company’s trade sales. Retail trade sales performance obligations are generally satisfied at the time of the sales transaction as customers of the retail business typically pay in cash at the time of transfer of the promised goods, while wholesale trade sales performance obligations are generally satisfied when the promised goods are shipped by the Company or received by the customer. However, the adoption of the standard will impact the classification of certain marketing concessions provided to customers of Renin and BBX Sweet Holdings as the marketing concessions are required to be reflected as a reduction of revenue instead of a selling, general and administrative expense. Additionally, the Company has historically recognized shipping and handling costs in selling, general and administration expenses, and upon the adoption of the standard, the Company will account for such costs as a fulfillment cost and include such costs in cost of trade sales.

See Expected Impacts to Reported Results below for the impact of adoption of the standard on the Company’s consolidated financial statements.

ASU No. 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20).  This update provides guidance on the recognition of revenues for the transfer of nonfinancial assets to non-customers. The standard indicates that an entity should identify each distinct nonfinancial asset or in substance nonfinancial asset promised to a non-customer or counterparty and derecognize each asset when the counterparty obtains control of the asset. This update supersedes the guidance in Topic 845 and eliminates partial sale accounting for the transfer of real estate to joint ventures.

The Company adopted the standard on January 1, 2018 under the full retrospective method and accordingly will retrospectively adjust each prior reporting period presented in subsequent filings to the new standard.

The standard significantly changes the guidance on the transfer of real estate to unconsolidated joint ventures. Under prior guidance, the transfer of real estate to a joint venture was accounted for as a partial sale, resulting in the recognition of a partial gain, and the noncontrolling interest retained was measured at historical cost, resulting in a basis adjustment to the seller’s investment in the joint venture. In addition, the partial gain could be deferred if the sale did not satisfy certain criteria for gain recognition. Under the new statement, the full gain is recognized upon the transfer of control in the real estate to the unconsolidated joint venture, and any noncontrolling interest retained is measured at fair value.

In certain unconsolidated real estate joint ventures, the Company accounted for the transfer of land to such ventures for initial capital contributions as partial sales, resulting in deferred gains and joint venture basis adjustments. The adoption of the standard will result in the recognition of deferred gains and joint venture basis adjustments of $3.2 million and $7.4 million, respectively, in accumulated earnings as a cumulative effect as of January 1, 2016 upon adoption of the standard.  As a result of the cumulative effect adjustment, net gains on sales of assets will be reduced by $0.5 million and $2.3 million, respectively, for the years ended December 31, 2017 and 2016, and equity in earnings from unconsolidated joint ventures will be reduced by $1.9 million and $1.5 million, respectively, for the years ended December 31, 2017 and 2016.

Expected Impacts to Reported Results

The retrospective adjustments to the Company’s Statement of Financial Condition as of December 31, 2017 and 2016 and the Company’s Statements of Operations for the years ended December 31, 2017 and 2016 due to the adoption of these new accounting standards are as follows (dollars in thousands, except per share data):

	As of and for the Year ended December 31, 2017
	As Reported Herein	ASU 2014-09 Adjustments	ASU 2017-05 Adjustments	As Adjusted
Statement of Financial Condition
Notes receivable, net	$431,801	(4,507)	—	427,294
Investment in unconsolidated real estate joint ventures	47,275	—	3,959	51,234
Property and equipment, net	112,858	(929)	—	111,929
Other assets	102,370	929	—	103,299
Other liabilities	103,926	—	(462)	103,464
Deferred income	36,311	(19,418)	—	16,893
Deferred income taxes	43,093	3,647	1,120	47,860
Total equity	$653,501	11,264	3,301	668,066

Statement of Operations
Sales of VOIs	$239,662	12,633	—	252,295
Reimbursement revenue	—	52,639	—	52,639
Cost of reimbursement	—	52,639	—	52,639
Cost of VOIs sold	17,439	240	—	17,679
Trade sales	142,798	(713)	—	142,085
Net gains on sales of assets	2,442	—	(493)	1,949
Cost of trade sales	97,755	8,163	—	105,918
Selling, general and administrative expenses	538,125	(8,423)	—	529,702
Equity in earnings of unconsolidated real estate joint ventures	14,483	—	(1,942)	12,541
Income before income taxes	93,374	11,940	(2,435)	102,879
Benefit (provision) for income taxes	7,223	(2,464)	1,525	6,284
Net income	100,597	9,476	(910)	109,163
Less: Net income attributable to non-controlling interest	18,402	463	—	18,865
Net income attributable to Shareholders	$82,195	9,013	(910)	90,298
Basic earnings per share	$0.83			0.91
Diluted earnings per share	$0.79			0.87

	As of and for the Year ended December 31, 2016
	As Reported Herein	ASU 2014-09 Adjustments	ASU 2017-05 Adjustments	As Adjusted
Statement of Financial Condition
Notes receivable, net	$430,480	(4,600)	—	425,880
Investment in unconsolidated real estate joint ventures	43,491	—	5,901	49,392
Property and equipment, net	95,998	(590)	—	95,408
Other assets	104,812	590	—	105,402
Other liabilities	95,611	—	(956)	94,655
Deferred income	37,015	(17,493)	—	19,522
Deferred income taxes	44,318	4,734	2,645	51,697
Total equity	$495,454	8,160	4,212	507,826

Statement of Operations
Sales of VOIs	$266,142	14,781	—	280,923
Reimbursement revenue	—	49,557	—	49,557
Cost of reimbursement	—	49,557	—	49,557
Cost of VOIs sold	27,346	1,483	—	28,829
Trade sales	95,996	(157)	—	95,839
Net gains on sales of assets	6,076	—	(2,274)	3,802
Cost of trade sales	74,341	6,022	—	80,363
Selling, general and administrative expenses	516,757	(4,607)	—	512,150
Equity in earnings of unconsolidated real estate joint ventures	13,630	—	(1,452)	12,178
Income before income taxes	78,036	11,726	(3,726)	86,036
Provision for income taxes	(36,379)	4,276	1,437	(30,666)
Net income	41,657	7,450	(2,289)	46,818
Less: Net income attributable to non-controlling interest	13,295	401	(429)	13,267
Net income attributable to Shareholders	$28,362	7,049	(1,860)	33,551
Basic earnings per share	$0.33			0.39
Diluted earnings per share	$0.32			0.38

The cumulative effect impact of adopting the new revenue standard and ASU 2017-05 was to increase accumulated earnings from the amount originally reported as of January 1, 2016 of $232.1 million to $243.9 million, an adjustment of $11.8 million.

The adoption of the new standards had no impact to each prior period statement of cash flows.

ASU No. 2016-02 – Leases (Topic 842).  This standard will require assets and liabilities to be recognized on the balance sheet of a lessee for the rights and obligations created by leases of assets with terms of more than 12 months.  For income statement purposes, the update retained a dual model, requiring leases to be classified as either operating or finance based on largely similar criteria to those applied in current lease accounting, but without explicit bright lines.  This standard also requires extensive quantitative and qualitative disclosures, including significant judgments made by management, to provide greater insight into the extent of revenue and expense recognized and expected to be recognized from existing leases. This standard will be effective for the Company on January 1, 2019.  Early adoption is permitted.  The Company expects that the implementation of this new standard will have a material impact on its consolidated financial statements and related disclosures as the Company has aggregate future minimum lease payments of $159.3 million at December  31, 2017 under its current non-cancelable lease agreements with various expirations dates between 2018 and 2030. The Company anticipates the recognition of additional assets and corresponding liabilities related to these leases on its consolidated statement of financial condition.

The Company is currently compiling a listing of contracts that meet the statement’s definition of a lease and is reviewing the functionality of its systems to prepare for the adoption of this statement.

The Company will be required to recognize and measure leases at the beginning of the earliest period presented using the modified retrospective approach.  The Company is currently evaluating the impact that ASU 2016-02 will have on its consolidated financial statements.

ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This standard introduces an approach of estimating credit losses on certain types of financial instruments based on expected losses. The standard also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and credit losses. In addition, the standard requires entities to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination (i.e., by vintage year). This standard will be effective for the Company on January 1, 2020. Early adoption is permitted beginning on January 1, 2019. The Company is currently evaluating the impact that ASU 2016-13 may have on its consolidated financial statements.

ASU No. 2017-09, Compensation – Stock Compensation (Topic 718).  This update was issued to provide guidance on determining which changes to the terms and conditions of share-based compensation awards require an entity to apply modification accounting under Topic 718.  An entity should apply modification accounting to changes to terms or conditions of a share-based compensation award unless there is no change in the fair value, vesting or classification of the modified award as compared to the original award. The standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company adopted this standard on January 1, 2018. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

ASU No. 2017-01, Business Combinations - Clarifying the Definition of a Business. This update affects the determination of whether a company has acquired or sold a business. The definition of a business affects many areas of accounting, including acquisitions, disposals, goodwill and consolidations, and the standard will help entities determine whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The standard is expected to result in more acquisitions being accounted for as asset purchases instead of business combinations. The guidance will be effective for fiscal years beginning after December 15, 2017.  The Company adopted this standard on January 1, 2018 using the prospective transition method. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

ASU No. 2016-01 –– Financial Instruments – Overall (Topic 825) – Recognition and Measurement of Financial Assets and Financial Liabilities. This update requires all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) to generally be measured at fair value through earnings. The update eliminates the available-for-sale classification for equity securities with readily determinable fair values and the cost method for equity investments without readily determinable fair values. However, entities will be able to elect to record equity investments without readily determinable fair values at cost, less impairment. This update also simplifies the impairment assessment for equity investments and requires the use of an exit price when measuring the fair value of financial instruments for disclosure purposes. The amendments in this statement are effective for fiscal years beginning after December 15, 2017. The Company adopted this statement on January 1, 2018 and recognized a cumulative effect adjustment of $0.4 million to accumulated earnings as of January 1, 2018 for equity securities with readily determinable fair values. The statement was adopted prospectively for $2.4 million of equity securities without readily determinable fair values. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

3.    Acquisitions and Mergers

Acquisition of IT’SUGAR

On June 16, 2017, a wholly-owned subsidiary of BBX Sweet Holdings acquired IT’SUGAR, a specialty candy retailer with 95 retail locations in 26 states and Washington, DC, through the acquisition of all of its Class A Preferred Units and 90.4% of its Class B Common Units for cash consideration of approximately $58.4 million, net of cash acquired. The remaining 9.6% of IT’SUGAR’s Class B Common Units are owned by JR Sugar Holdings, LLC (“JR Sugar”), an entity owned by the founder and CEO of IT’SUGAR.

The consolidated net assets and results of operations of IT’SUGAR are included in the Company’s consolidated financial statements commencing on June 16, 2017 and resulted in the following impact to trade sales and net income attributable to shareholders from the acquisition date to December 31, 2017 (in thousands):

June 16, 2017
to December 31, 2017
Trade sales	$46,772
Income before income taxes	$2,598

Purchase Price Allocation

The Company accounted for the acquisition of IT’SUGAR using the acquisition method of accounting, which requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair values at the acquisition date. The following table summarizes the purchase price allocation based on the Company’s valuation, including the fair values of the assets acquired, liabilities assumed, and the redeemable noncontrolling interest in IT’SUGAR at the acquisition date (in thousands):

Property and equipment	$18,747
Cash, inventory and other assets	12,212
Identifiable intangible assets (1)	4,512
Total assets acquired	35,471
Accounts payable and other liabilities	(5,370)
Identifiable intangible liabilities (2)	(716)
Total liabilities assumed	(6,086)
Fair value of identifiable net assets	29,385
Redeemable noncontrolling interest	(2,490)
Goodwill	35,164
Purchase consideration	62,059
Less: cash acquired	(3,641)
Cash paid for acquisition less cash acquired	$58,418

Acquisition-related costs included in selling, general and administrative expenses	$2,963

(1)

Identifiable intangible assets were comprised of $4.2 million, $0.2 million and $0.1 million associated with IT’SUGAR’s trademark, favorable operating lease agreements, and a noncompetition agreement, respectively.

(2)	Identifiable intangible liabilities were comprised of unfavorable operating lease agreements.

The fair values reported in the above table have been estimated by the Company using available market information and appropriate valuation methods. As considerable judgment is involved in estimates of fair value, the fair values presented above are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methods could have a material effect on the estimated fair value amounts.

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

The $4.2 million trademark intangible asset is amortized over 15 years, and the $0.2 million of favorable lease agreements and the $0.7 million of unfavorable lease agreements are amortized over a weighted average period of 6.5 years. The noncompetition agreement is amortized over five years.

Goodwill

The goodwill recognized in connection with the acquisition reflects the difference between the estimated fair value of the net assets acquired and the Company’s consideration paid to acquire IT’SUGAR. The goodwill recognized in the acquisition is deductible for income tax purposes.

Pro Forma Information (unaudited)

The following unaudited pro forma financial data presents the Company’s revenues and earnings for the years ended December 31, 2017 and 2016 as if the acquisition was completed on January 1, 2016 (in thousands):

	Pro Forma		Actual
	For the Years Ended December 31,		For the Years Ended December 31,
	2017	2016	2017	2016
Trade sales	$179,356	172,769	142,798	95,996
Income before income taxes	$94,046	73,644	93,374	78,036
Net income (1)	$100,997	38,965	100,597	41,657
Net income attributable to shareholders (1)	$82,626	26,068	82,195	28,362

(1)	The pro forma net income and net income attributable to shareholders for the year ended December 31, 2017 were adjusted to exclude $3.0 million of acquisition-related costs.

The unaudited pro forma financial data reported in the above table does not purport to represent what the actual results of the Company’s operations would have been assuming that the acquisition date was January 1, 2016, nor does it purport to predict the Company’s results of operations for future periods.

Noncontrolling Interest

Under the terms of IT’SUGAR’s operating agreement, JR Sugar may require the Company to purchase for cash its IT’SUGAR Class B Common Units upon the occurrence of certain events, including events relating to the employment agreement between BBX Sweet Holdings and the CEO of IT’SUGAR, as described below. The purchase price payable by the Company for such Class B Common Units will be determined based on the circumstance giving rise to such purchase obligation in accordance with prescribed formulas set forth in IT’SUGAR’s operating agreement.  In addition, commencing on the seventh anniversary of the acquisition date, the Company shall have the right, but not the obligation, to require JR Sugar to sell its Class B Common Units to the Company in accordance with a prescribed formula set forth in IT’SUGAR’s operating agreement.

As a result of the redemption features, JR Sugar’s Class B Common Units are considered redeemable noncontrolling interests and reflected in the mezzanine section as a separate line item in the Company’s Consolidated Statement of Financial Condition as of December 31, 2017. As the noncontrolling interests are not currently subject to redemption but are probable of becoming redeemable in a future period, the Company will measure the noncontrolling interests by accreting changes in the estimated purchase price from the acquisition date to the earliest redemption date and may adjust the carrying amount of such interests to equal the calculated value in the event it is in excess of the carrying amount at such time.

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

Concurrent with the acquisition, JR Sugar borrowed $2.0 million from BBX Sweet Holdings in the form of two promissory notes, as partial consideration for the purchase of its 9.6% ownership of IT’SUGAR’s Class B Common Units. The notes mature on June 16, 2024, and a portion of the aggregate principal balance and accrued interest of such notes may be forgiven on an annual basis provided that IT’SUGAR’s CEO continues to remain employed with BBX Sweet Holdings pursuant to his employment agreement. The notes receivable are presented as a deduction from the balance of the related Class B Common Units included in redeemable noncontrolling interests in the Consolidated Statement of Financial Condition as of December 31, 2017.

Merger of BCC

On December 15, 2016, the Company acquired all of the outstanding shares of BCC not previously owned by the Company. Pursuant to the terms of the Agreement and Plan of Merger, dated as of July 27, 2016, as amended on October 20, 2016, between BBX Capital, a wholly-owned subsidiary of BBX Capital (“Merger Sub”), and BCC (the “Merger Agreement”), BCC merged with and into Merger Sub and BCC is now a wholly owned subsidiary of BBX Capital.

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

Pursuant to the terms of the Merger Agreement, effective upon consummation of the Merger on December 15, 2016,  the Company adopted and assumed BCC’s 2014 Stock Incentive Plan, as amended, and BCC’s 2005 Restricted Stock and Option Plan, as amended (collectively, the “BCC Capital Equity Plans”). Options and restricted stock awards granted under the BCC Equity Plans and outstanding at December 15, 2016, including those held by the Company’s executive officers, other employees, and directors, were converted into BBX Capital’s options or restricted stock awards, as the case may be. As a result,  5,090,354 restricted shares of BBX Capital’s Class A Common Stock awards were issued in exchange for 942,657 restricted shares of BCC’s Class A Common Stock awards outstanding as of December 15, 2016 and BCC options to acquire 6,614 of BCC Class A Common Stock were exchanged for options to acquire 35,716 shares of the Company's Class A Common Stock pursuant to the terms of the Merger Agreement as of December 31, 2016.

4.    Consolidated Variable Interest Entities

Bluegreen sells VOI notes receivable through special purpose finance entities. These transactions are generally structured as non-recourse to Bluegreen and are designed to provide liquidity for Bluegreen and to transfer the economic risks and benefits of the notes receivable to third parties. In a securitization, various classes of debt securities are issued by the special purpose finance entities that are generally collateralized by a single tranche of transferred assets, which consist of VOI notes receivable. Bluegreen services the securitized notes receivable for a fee pursuant to servicing agreements negotiated with third parties based on market conditions at the time of the securitization.

In these securitizations, Bluegreen generally retains a portion of the securities and continues to service the securitized notes receivable. Under these arrangements, the cash payments received from obligors on the receivables sold are generally applied monthly to pay fees to service providers, make interest and principal payments to investors, and fund required reserves, if any, with the remaining balance of such cash retained by Bluegreen; however, to the extent the portfolio of receivables fails to satisfy specified performance criteria (as may occur due to, among other things, an increase in default rates or credit loss severity) or other trigger events occur, the funds received from obligors are required to be distributed on an accelerated basis to investors. Depending on the circumstances and the transaction, the application of the accelerated payment formula may be permanent or temporary until the trigger event is cured. As of December 31, 2017, Bluegreen was in compliance with all applicable terms under its securitization transactions, and no trigger events had occurred.

In accordance with applicable accounting guidance for the consolidation of VIEs, Bluegreen analyzes its variable interests, which may consist of loans, servicing rights, guarantees, and equity investments, to determine if an entity in which Bluegreen has a variable interest is a VIE. The analysis includes a review of both quantitative and qualitative factors. Bluegreen bases its quantitative analysis on the forecasted cash flows of the entity, and bases its qualitative analysis on the structure of the entity, including its decision-making ability and authority with respect to the entity, and relevant financial agreements. Bluegreen also uses its qualitative analysis to determine if Bluegreen must consolidate a VIE as the primary beneficiary. In accordance with applicable accounting guidance, Bluegreen has determined these securitization entities to be VIEs of which Bluegreen is primary beneficiary and, therefore, Bluegreen consolidates the entities into its financial statements.

Under the terms of certain VOI note sales, Bluegreen has the right to repurchase or substitute a limited amount of defaulted notes for new notes at the outstanding principal balance plus accrued interest.  Voluntary repurchases and substitutions by Bluegreen of defaulted notes during 2017, 2016 and 2015 were $9.5 million, $6.5 million and $3.3 million, respectively.  Bluegreen’s maximum exposure to loss relating to its non-recourse securitization entities is the difference between the outstanding VOI notes receivable and the notes payable, plus cash reserves and any additional residual interest in future cash flows from collateral.

Information related to the assets and liabilities of Bluegreen’s consolidated VIEs included in the Company’s Consolidated Statements of Financial Condition is set forth below (in thousands):

	December 31,
	2017	2016
Restricted cash	$19,488	21,894
Securitized notes receivable, net	282,599	287,012
Receivable backed notes payable - non-recourse	336,421	327,358

The restricted cash and securitized notes receivable balances disclosed in the table above are restricted to satisfy obligations of the VIEs.

5.    Loans Receivable

Loans receivable consisted of the following components (in thousands):

	December 31,
	2017	2016
Commercial non-real estate	$789	1,169
Commercial real estate	4,615	5,880
Small business	1,585	2,506
Consumer	787	1,799
Residential	11,678	14,167
Total loans receivable	$19,454	25,521

The underlying collateral for the real estate loan portfolio, except residential loans, was located primarily in Florida at December 31, 2017.  As of December 31, 2017, 27%,  33% and 13% of the residential loan portfolio underlying collateral was located in California, New York and Florida, respectively.

As of December 31, 2017, foreclosure proceedings were in process on $8.0 million of residential loans and $0.1 million of consumer loans.

The total discount on loans receivable was $2.3 million and $3.3 million as of December 31, 2017 and 2016, respectively.

The loan portfolio is segregated into five segments: commercial non-real estate loans, commercial real estate loans, small business loans, consumer loans, and residential loans described below:

Commercial non-real estate -  represents loans secured by general corporate assets of the borrowers’ business.

Commercial real estate - represents loans for acquisition, development and construction of various types of properties.

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

Credit Quality Information

The Company assesses loan credit quality by monitoring delinquencies and current loan to value ratios.

The recorded investment (unpaid principal balance less charge-offs and discounts)  in non-accrual loans receivable was as follows (in thousands):

	December 31,
Loan Class	2017	2016
Commercial non-real estate	$789	1,169
Commercial real estate	4,615	5,880
Small business	1,585	2,506
Consumer	715	1,701
Residential	10,355	12,762
Total nonaccrual loans	$18,059	24,018

An age analysis of the past due recorded investment in loans receivable as of December 31, 2017 and 2016 was as follows (in thousands):

						Total
	31-59 Days	60-89 Days	90 Days	Total		Loans
December 31, 2017	Past Due	Past Due	or More (1)	Past Due	Current	Receivable
Commercial non-real estate	$-	-	789	789	-	789
Commercial real estate	-	-	2,996	2,996	1,619	4,615
Small business	-	-	-	-	1,585	1,585
Consumer	25	168	291	484	303	787
Residential	297	21	7,995	8,313	3,365	11,678
Total	$322	189	12,071	12,582	6,872	19,454

						Total
	31-59 Days	60-89 Days	90 Days	Total		Loans
December 31, 2016	Past Due	Past Due	or More (1)	Past Due	Current	Receivable
Commercial non-real estate	$-	-	330	330	839	1,169
Commercial real estate	-	-	3,986	3,986	1,894	5,880
Small business	-	-	-	-	2,506	2,506
Consumer	23	-	467	490	1,309	1,799
Residential	609	231	9,541	10,381	3,786	14,167
Total	$632	231	14,324	15,187	10,334	25,521

1)	There were no loans that were 90 days or more past due and still accruing interest as of December 31, 2017 or 2016.

The activity in the allowance for loan losses for the years ended December 31, 2017, 2016 and 2015 was as follows (in thousands):

	For the Years Ended December 31,
	2017	2016	2015
Allowance for Loan Losses:
Beginning balance	$-	-	977
Charge-offs	(137)	(156)	(1,037)
Recoveries	7,632	20,664	13,517
Provision	(7,495)	(20,508)	(13,457)
Ending balance	$-	-	-
Ending balance individually evaluated for impairment	$-	-	-
Ending balance collectively evaluated for impairment	-	-	-
Total	$-	-	-
Loans receivable:
Ending balance individually evaluated for impairment	$16,728	21,363	12,849
Ending balance collectively evaluated for impairment	2,726	4,158	21,186
Total	$19,454	25,521	34,035
Proceeds from loan sales	$1,666	-	68
Transfer to loans held-for-sale	$1,029	-	-
Transfer from loans held-for-sale	$-	16,078	7,365

Impaired Loans

Loans are considered impaired when, based on current information and events, management believes it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impairment is evaluated based on past due status for consumer and residential loans. Impairment is evaluated for commercial and small business loans based on payment history and cash flow associated with the collateral or business. Collateral dependent impaired loans are charged down to the fair value of collateral less cost to sell. Interest payments on impaired loans are recognized on a cash basis as interest income. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

Individually impaired loans as of December 31, 2017 and 2016 were as follows (in thousands):

	As of December 31, 2017			As of December 31, 2016
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
Total with allowance recorded	$-	-	-	-	-	-
Total with no allowance recorded	18,667	30,321	-	24,188	39,901	-
Total	$18,667	30,321	-	24,188	39,901	-

Average recorded investment and interest income recognized on impaired loans for the years ended December 31, 2017 and 2016 were as follows (in thousands):

	For the Years Ended December 31,
	2017		2016
	Average Recorded	Interest Income	Average Recorded	Interest Income
	Investment	Recognized	Investment	Recognized
Total with allowance recorded	$-	-	-	-
Total with no allowance recorded	20,686	647	24,573	657
Total	$20,686	647	24,573	657

Individually impaired loans and the average recorded investment and interest income recognized on impaired loans as of December 31, 2015 were as follows (in thousands):

	As of			For the Year Ended
	December 31, 2015			December 31, 2015
		Unpaid		Average
	Recorded	Principal	Related	Recorded	Interest
	Investment	Balance	Allowance	Investment	Income
Total with allowance recorded	$-	-	-	-	-
Total with no allowance recorded	17,380	30,212	-	22,186	1,299
Total	$17,380	30,212	-	22,186	1,299

Impaired loans without allowances represent loans that were written-down to the fair value of the collateral less cost to sell, loans in which the collateral value less cost to sell was greater than the carrying value of the loan, loans in which the present value of the cash flows discounted at the loans’ effective interest rate was equal to or greater than the carrying value of the loans, or loans that were collectively measured for impairment.

There were no commitments to lend additional funds on impaired loans as of December 31, 2017.

6.    Notes Receivable

The table below provides information relating to Bluegreen’s notes receivable and related allowance for credit losses as of December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
Notes receivable:
VOI notes receivable - non-securitized	$184,971	175,123
VOI notes receivable - securitized	364,349	369,259
Notes receivable secured by homesites(1)	1,329	1,688
Gross notes receivable	550,649	546,070
Allowance for credit losses - non-securitized	(37,098)	(33,343)
Allowance for credit losses - securitized	(81,750)	(82,247)
Notes receivable, net	$431,801	430,480
Allowance as a % of gross notes receivable	22%	21%

(1)	Notes receivable secured by homesites were originated through a business, substantially all of the assets of which were sold by Bluegreen in 2012.

The weighted-average interest rate on Bluegreen’s notes receivable was 15.3% and 15.7% at December 31, 2017 and 2016, respectively.  Bluegreen’s notes receivable secured by VOI notes receivable bear interest at fixed rates.  Bluegreen’s VOI notes receivable are generally secured by property located in Florida, Missouri, Nevada, South Carolina, Tennessee and Wisconsin.

Future principal payments due on Bluegreen’s notes receivable (including notes receivable secured by homesites) during each of the five years subsequent to December 31, 2017 and thereafter are set forth below (in thousands):

December 31, 2017
2018	$62,360
2019	56,879
2020	59,500
2021	63,061
2022	66,246
Thereafter	242,603
$550,649

Credit Quality of Notes Receivable and the Allowance for Credit Losses

Bluegreen holds large amounts of homogeneous VOI notes receivable and assesses uncollectibility based on pools of receivables.  In estimating future credit losses, Bluegreen’s management does not use a single primary indicator of credit quality but instead evaluates its VOI notes receivable based upon a static pool analysis that incorporates the aging of the respective receivables, default trends and prepayment rates by origination year, as well as the FICO scores of the borrowers.

The activity in Bluegreen’s allowance for credit losses (including notes receivable secured by homesites) was as follows (in thousands):

	For the Years Ended December 31,
	2017	2016	2015
Balance, beginning of period	$115,590	110,714	102,566
Provision for credit losses	46,149	44,337	42,062
Write-offs of uncollectible receivables	(42,891)	(39,461)	(33,914)
Balance, end of period	$118,848	115,590	110,714

The following table shows the delinquency status of Bluegreen’s VOI notes receivable as of December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
Current	$525,482	521,536
31-60 days	6,088	6,378
61-90 days	4,897	5,082
> 90 days (1)	12,853	11,386
Total	$549,320	544,382

(1)

Includes $7.6 million and $5.3 million as of December 31, 2017 and 2016, respectively, related to VOI notes receivable that, as of such date, had defaulted but the related VOI note receivable balance had not yet been charged off in accordance with the provisions of certain of Bluegreen's receivable-backed notes payable transactions.  These VOI notes receivable have been reflected in the allowance for credit losses.

7.     Trade Inventory

The Company’s trade inventory consists of the following as of December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
Raw materials	$3,320	5,059
Paper goods and packaging materials	865	2,090
Finished goods	19,717	7,577
Total	$23,902	14,726

Included in cost of trade sales for the years ended December 31, 2017, 2016 and 2015 was $1.7 million, $4.7 million and $1.7 million, respectively, of inventory write-downs.

8.     VOI Inventory

Bluegreen’s VOI inventory consisted of the following (in thousands):

	December 31,
	2017	2016
Completed VOI units	$194,503	156,401
Construction-in-progress	22,334	10,427
Real estate held for future VOI development	64,454	71,706
Total VOI Inventory	$281,291	238,534

In September 2016, Bluegreen increased the average selling price of its VOIs by 5% and in June 2017, Bluegreen increased the average selling price of its VOIs by 4%.  As a result of these pricing changes, Bluegreen’s management increased its estimate of total gross margin generated on the sale of its VOI inventory.  Under the relative sales value method prescribed for timeshare developers to relieve the cost of VOI inventory, changes to the estimate of gross margin expected to be generated on the sale of VOI inventory are recognized on a retrospective basis in earnings.  Accordingly, during 2017 and 2016, Bluegreen recognized a benefit to cost of VOIs sold of $5.1 million and $5.6 million, respectively.

The interest expense reflected in the Company’s Consolidated Statements of Operations and Comprehensive Income is net of capitalized interest. Interest capitalized to VOI inventory was $1.1 million, $0.4 million and $0.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.

9.    Real Estate

Real estate consisted of the following (in thousands):

	December 31,
	2017	2016
Real estate held-for-sale
Land	$20,528	28,701
Rental properties	6,181	1,748
Residential single-family	1,119	2,896
Total real estate held-for-sale	27,828	33,345

Real estate held-for-investment
Land	13,066	11,524
Other	839	880
Total real estate held-for-investment	13,905	12,404

Real estate inventory	26,803	15,254
Total real estate	$68,536	61,003

The amount of interest capitalized to real estate inventory for the years ended December 31, 2017 and 2016 was $1.4 million and $0, respectively.

The following table presents real estate held-for-sale valuation allowance activity for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	For the Years Ended December 31,
	2017	2016	2015
Beginning of period	$5,240	4,400	2,940
Transfer to held-for-investment	-	-	(93)
Impairments, net (1)	1,696	3,563	3,089
Sales	(3,837)	(2,723)	(1,536)
End of period	$3,099	5,240	4,400

(1)  Tax certificate impairments are not included.

0

10.     Investments in Unconsolidated Real Estate Joint Ventures

As of December 31, 2017, the Company had equity interests in 16 unconsolidated real estate joint ventures involved in the development of single-family master planned communities, multifamily apartment facilities and retail centers.  Investments in unconsolidated real estate joint ventures are accounted for as unconsolidated variable interest entities.  See Note 4 for information regarding the Company’s investments in consolidated variable interest entities.

The Company had the following investments in unconsolidated real estate joint ventures (in thousands):

	December 31,		BBX Capital
Investment in unconsolidated real estate joint ventures	2017	2016	% Ownership
Altis at Kendall Square, LLC	$78	154	20.24%
Altis at Lakeline - Austin Investors LLC	4,156	5,165	33.74
New Urban/BBX Development, LLC	1,556	907	50.00
Sunrise and Bayview Partners, LLC	1,499	1,574	50.00
Hialeah Communities, LLC	467	2,758	57.00
PGA Design Center Holdings, LLC	1,862	1,904	40.00
CCB Miramar, LLC	1,225	875	35.00
Centra Falls, LLC	159	595	7.14
The Addison on Millenia Investment, LLC	5,525	5,935	48.00
BBX/S Millenia Blvd Investments, LLC	5,218	5,095	90.00
Altis at Bonterra - Hialeah, LLC	16,922	17,626	95.00
Altis at Shingle Creek Manager, LLC	338	332	2.50
Altis at Grand Central Capital, LLC	1,872	-	10.54
Centra Falls II, LLC	551	571	7.14
BBX/Label Chapel Trail Development, LLC	4,885	-	46.75
Altis Promenade Capital, LLC	962	-	5.00
Investments in unconsolidated real estate joint ventures	$47,275	43,491

The Company analyzed the respective operating agreements governing its investments in unconsolidated real estate joint ventures and determined that it is not the primary beneficiary and therefore the investments in the real estate joint ventures are accounted for under the equity method of accounting.  The conclusions were based primarily on the determination that the Company does not have the power to direct activities of the joint ventures that most significantly affect the joint ventures’ economic performance as the Company only has limited protective rights under the operating agreements, is not the manager of the joint ventures and does not have day-to-day decision making authority.   Additionally, in the majority of the joint ventures the managing member guarantees the indebtedness of the joint venture and in certain joint ventures the managing member is responsible for construction cost overruns.  The Company’s maximum loss exposure in unconsolidated real estate joint ventures was $49.8 million as of December 31, 2017.

In certain joint ventures, the Company transferred land to the joint venture as an initial capital contribution resulting in deferred gains and joint venture basis adjustments.  The Company accounted for the contribution of land to the joint ventures on the cost recovery method.  Included in other liabilities in the Company’s Consolidated Statements of Financial Condition as of December 31, 2017 and 2016 was $0.4 million and $0.9 million, respectively, of deferred gains associated with these land transfers.  During the years ended December 31, 2017, 2016 and 2015 the Company recognized $0.5 million, $2.3 million and $0 of deferred gains in net gains on sales of assets in the Company’s Statements of Operations, respectively, upon sales by joint ventures of single-family homes and a multifamily apartment facility.

Differences between the net investments in unconsolidated real estate joint ventures and the underlying equity in the net assets of the joint ventures result from basis adjustments and the capitalization of interest.

The aggregate amount of interest capitalized associated with land development activities of the real estate joint ventures for the years ended December 31, 2017, 2016 and 2015 was $0.3 million, $0.9 million and $0.5 million, respectively.

The aggregate amount of real estate joint venture basis adjustments as of December 31, 2017 and 2016 was $5.5 million and $7.6 million, respectively.  Included in the Company’s Consolidated Statement of Operations and Comprehensive Income for the years ended December 31, 2017 and 2016 was $2.0 million and $1.5 million, respectively, of equity earnings associated with basis adjustments from joint ventures arising from sales by joint ventures of single-family homes. There were no real estate joint venture basis adjustments in equity earnings for the year ended December 31, 2015.

For the years ended December 31, 2017 and 2016, the equity earnings of unconsolidated real estate joint ventures was $14.5 million and $13.6 million, respectively, of which $12.1 million and $9.5 million, respectively, was equity earnings from the Hialeah Communities real estate joint venture.  The condensed Statements of Financial Condition as of December 31, 2017 and 2016, and the condensed Statements of Operations for the years ended December 31, 2017, 2016 and 2015 for the Hialeah Communities joint venture are as follows (in thousands):

	December 31,
	2017	2016
Assets
Cash	$1,750	2,719
Real estate inventory	221	28,246
Properties and equipment	-	439
Other assets	137	1,387
Total assets	$2,108	32,791
Liabilities and Equity
Notes payable	$161	16,278
Other liabilities	1,347	8,628
Total liabilities	1,508	24,906
Total equity	600	7,885
Total liabilities and equity	$2,108	32,791

	For the Years Ended December 31,
	2017	2016	2015
Total revenues	$80,407	84,860	17
Costs of sales	(51,072)	(62,315)	-
Other expenses	(5,134)	(4,562)	(1,340)
Net earnings (losses)	$24,201	17,983	(1,323)
Equity in net earnings (losses) of unconsolidated real estate joint venture - Hialeah Communities, LLC	$12,067	9,547	(747)

11.    Property and Equipment

Property and equipment was comprised of (in thousands):

	December 31,
	2017	2016

Land, building and building improvements	$67,538	73,883
Leasehold improvements	32,419	11,912
Office equipment, furniture and fixtures	76,186	65,284
Transportation	670	453
	176,813	151,532
Accumulated depreciation	(63,955)	(55,534)
Property and equipment, net	$112,858	95,998

Included in selling, general and administrative expenses and cost of trade sales in the Company’s Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2017, 2016 and 2015 was approximately $15.8 million, $12.4 million and $11.4 million, respectively, of depreciation expense. During the year ended December 31, 2017, the Company recognized $0.7 million of impairments losses associated with its manufacturing facility in Utah.

12.    Goodwill and Intangible Assets

Goodwill

The following table presents goodwill activity for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	For the Years Ended December 31,
	2017	2016	2015
Balance, beginning of period	$6,731	7,601	7,377
Acquisitions	35,164	-	224
Impairment losses	(2,413)	(870)	-
Balance, end of period	$39,482	6,731	7,601

The Company’s goodwill was recognized in connection with BBX Sweet Holdings’ acquisition of various operating businesses during the years ended December 31, 2017, 2015, and 2014, including the acquisition of IT’SUGAR in June 2017.

The Company tests goodwill for impairment on an annual basis as of December 31st or during interim periods if impairment indicators exist. During the years ended December 31, 2017 and 2016, the Company determined that the fair values of certain of BBX Sweet Holdings’ reporting units were below their respective carrying values as of the applicable testing dates and recognized goodwill impairment losses of $2.4 million and $0.9 million, respectively. As a result of the adoption of ASU No. 2017-04, the goodwill impairment loss recognized during the year ended December 31, 2017 was measured based on the excess of the applicable reporting unit’s carrying value over its fair value, while the loss recognized during the year ended December 31, 2016 was measured based on the excess of the carrying amount of the reporting unit’s goodwill over its implied goodwill as of the testing date.

The decline in the fair value of certain of BBX Sweet Holdings’ reporting units and related recognition of goodwill impairment losses primarily resulted from declining profits in its Orlando manufacturing operations and various ongoing strategic initiatives, including the consolidation of BBX Sweet Holdings’ manufacturing facilities and the elimination of unprofitable brands. To the extent that BBX Sweet Holdings’ reporting units do not meet expectations, there is a downturn in the confectionery industry, or the Company otherwise decides to divest of or exit certain of these operations, the Company may recognize additional goodwill impairment losses in future periods.

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

Intangible Assets

Intangible assets are as follows (in thousands):

	December 31,
Class	2017	2016
Intangible assets:
Management contracts	$61,293	61,293
Trademarks	8,471	5,215
Customer relationships	70	1,620
Lease premium	2,313	2,411
Area development agreements	640	660
Other	777	126
	73,564	71,325
Accumulated amortization	(3,115)	(2,870)
Total intangible assets	$70,449	68,455

Management contracts are indefinite lived intangible assets and are not amortized.

Trademarks and customer relationships are amortized using the straight-line method over their expected useful lives of 20 years and 12 years, respectively.

During the year ended December 31, 2016, the Company entered into area development agreements with a franchisor, and the costs related to these agreements are amortized using the straight-line method over their expected lives of 7 years.

The lease premiums are amortized using the straight-line method over the remaining lease term following the acquisition date which is 5 to 7 years.

Amortization expense of intangible assets included in selling general and administrative expenses during each of the three years ended December 31, 2017 was approximately $0.9 million.

The Company tests intangible assets for recoverability whenever events or changes in circumstances indicate the carrying value of an intangible asset, or an asset group which includes an intangible asset, may not be recoverable. Due to declining profits in BBX Sweet Holdings’ Orlando manufacturing operations and various ongoing strategic initiatives, including the consolidation of BBX Sweet Holdings’ manufacturing facilities, the elimination of unprofitable brands, and changes in management, the Company tested BBX Sweet Holdings’ asset groups for recoverability during the years ended December 31, 2017 and 2016 and determined that the carrying amounts of certain of BBX Sweet Holdings’ asset groups were below the estimated undiscounted future cash flows expected to result from the use of such assets. As a result, the Company recognized intangible asset impairment losses of $1.9 million and $1.5 million during the years ended December 31, 2017 and 2016, respectively. The impairment losses were measured as the amount by which the carrying amount of the intangible assets exceeded their respective fair values. There were no intangible asset impairment losses recognized during the year ended December 31, 2015.

The Company utilizes discounted cash flow methodology as well as the guideline public company market approach method to determine the fair value of its goodwill and indefinite lived intangible assets. The discounted cash flow methodology establishes fair value by estimating the present value of the projected future cash flows to be generated from reporting units or asset groups. The discount rate applied to the projected future cash flows to arrive at the present value is intended to reflect all risks of ownership and the associated risks of realizing the stream of projected future cash flows. The Company generally used a five to nine-year period in computing discounted cash flow values. The most significant assumptions used in the discounted cash flow methodology are the discount rate, the terminal value and the forecast of future cash flows. The guideline public company method determines fair value based upon the consideration of trading prices of publicly held stocks of comparable companies.  The significant inputs are market value of invested capital (“MVIC”) to revenue and MVIC to earnings before interest, taxes, depreciation and amortization (“EBITDA”). Based on the inputs, multiples of MVIC and EBITDA are derived to approximate the fair value of the reporting unit.

The relief from royalty valuation method, a form of the income approach, was used to estimate the fair value of the trademarks.  The fair value of trademarks was determined by present valuing the expected future estimated royalty payments that would have to be paid if the trademarks were not owned.  The fair value of the net royalties saved was estimated based on discounted cash flows at a risk adjusted discount rate.  The multi-period excess earnings method, a form of the income approach, was used to estimate the fair value of the customer relationships.  The multi-period excess earnings method isolates the expected cash flows attributable to the customer relationship intangible asset and discounts these cash flows at a risk adjusted discount rate.

The estimated aggregate amortization expense of intangible assets for each of the five succeeding years is as follows (in thousands):

Years Ending December 31,	Total
2018	838
2019	789
2020	782
2021	768
2022	740

Subsequent to December 31, 2017, the Company commenced the process of exiting BBX Sweet Holdings’ manufacturing facility in Utah, and it is anticipated that BBX Sweet Holdings will incur various costs in connection with this initiative, including severance costs for certain employees. In addition, BBX Sweet Holdings remains liable under its lease agreement for the manufacturing facility, which has estimated future minimum rental payments of $2.5 million, and expects that it will be required to recognize a lease liability when it ceases operations in the facility or will otherwise incur costs to terminate the lease agreement. The Company is also continuing to evaluate the operations of BBX Sweet Holdings’ wholesale business, including the potential divestiture of certain operations or acquired businesses. To the extent that the Company decides to divest of or otherwise exit certain of these operations, BBX Sweet Holdings may recognize additional impairment charges and incur additional costs in the first quarter of 2018 or in future periods. As of December 31, 2017, the net book value of the operations under evaluation was $9.3 million, and the total estimated future minimum rental payments for operating leases (excluding the $2.5 million above) was $1.1 million.

13.     Debt

Contractual minimum principal payments of debt outstanding for each of the five years subsequent to December 31, 2017 and thereafter are shown below (in thousands):

		Recourse	Non-recourse
	Notes	Receivable	Receivable	Junior
	Payable and	Backed	Backed	Subordinated
	Lines of Credit	Notes Payable	Notes Payable	Debentures	Total
2018	$36,796	-	-	-	36,796
2019	27,521	-	-	-	27,521
2020	10,183	24,989	-	-	35,172
2021	45,477	21,955	-	-	67,432
2022	4,888	11,326	16,144	-	32,358
Thereafter	21,829	26,427	326,425	177,129	551,810
	146,694	84,697	342,569	177,129	751,089
Unamortized debt issuance costs	(2,580)	-	(6,148)	(1,272)	(10,000)
Discount	-	-	-	(40,443)	(40,443)
Total Debt	$144,114	84,697	336,421	135,414	700,646

The minimum contractual payments set forth in the table above may differ from actual payments due to the timing of principal payments required upon (1) the sale of real estate assets that serve as collateral on certain debt (release payments) and (2) cash collections of pledged or transferred notes receivable.

Notes Payable and Other Borrowings

The table below sets forth information regarding the lines-of-credit and notes payable facilities (other than receivable-backed notes payable) of the Company as of December 31, 2017 and 2016 (dollars in thousands):

	December 31, 2017			December 31, 2016
			Carrying			Carrying
			Amount of			Amount of
	Debt	Interest	Pledged	Debt	Interest	Pledged
	Balance	Rate	Assets	Balance	Rate	Assets
Bluegreen:
2013 Notes Payable	$46,500	5.50%	$29,403	$52,500	5.50%	$29,349
Pacific Western Term Loan	2,715	6.72%	9,884	1,727	6.02%	8,963
Fifth Third Bank Note	4,080	4.36%	8,071	4,326	3.62%	9,157
NBA Line of Credit	5,089	4.75%	15,260	2,006	5.00%	8,230
Fifth Third Syndicated
Line of Credit	20,000	4.27%	75,662	15,000	3.46%	60,343
Fifth Third Syndicated
Term Loan	23,750	4.32%	23,960	25,000	3.46%	20,114
Unamortized debt
issuance costs	(1,940)		-	(2,177)		-
Total Bluegreen	$100,194		$162,240	$98,382		$136,156

Other:
Community Development
District Obligations	$21,435	4.50-6.00%	$26,803	$21,435	4.50-6.00%	$20,744
TD Bank Term Loan and
Line of Credit	12,890	4.02%	(2)	-	-	-
Wells Fargo Capital Finance	-	-	-	9,692	(1)	(2)
Seller Note	1,471	5.00%	(2)	3,417	5.00%	(2)
Iberia Line of Credit	3,820	4.12%	(2)	-	3.37%	(2)
Unsecured Note	3,400	6.00%	(3)	-	-	-
Other	1,544	5.25%	$1,993	1,579	5.25%	$2,044
Unamortized debt
issuance costs	(640)			(715)
Total Other	$43,920			$35,408

Total Notes Payable and
Other Borrowings	$144,114			$133,790

(1)

The term loan and revolving advance facility bear interest at the Bank Prime Interest Rate or the daily three month LIBOR interest rate plus a margin specified in the credit agreement ranging from 0.5% to 3.25% per annum.

(2)	The collateral is a blanket lien on the respective company’s assets.
(3)	BBX Capital is guarantor on the promissory note.

Bluegreen

2013 Notes Payable – In March 2013, Bluegreen issued $75.0 million of senior secured notes (the “2013 Notes Payable”) in a private financing transaction.  The 2013 Notes Payable are secured by certain of Bluegreen’s assets, including primarily the cash flows from the residual interests relating to certain term securitizations and the VOI inventory in the BG Club 36 resort in Las Vegas, Nevada.  Pursuant to the terms of the 2013 Notes Payable, Bluegreen is required to periodically pledge reacquired VOI inventory in the BG Club 36 resort.  Bluegreen may also pledge additional residual interests from other term securitizations. In September 2016, the 2013 Notes Payable were amended to reduce the interest rate from 8.05% to 5.50%.  The 2013 Notes Payable mature in March 2020.  The terms of the 2013 Notes Payable include certain covenants and events of default, which Bluegreen’s management considers to be customary for transactions of this type.  The proceeds from the 2013 Notes Payable were used to fund a portion of the consideration paid to Bluegreen’s former shareholders in connection with BBX Capital’s acquisition of all of Bluegreen’s then-outstanding shares in April 2013.

Pacific Western Term Loan -  Bluegreen has a non-revolving $2.7 million term loan (the “Pacific Western Term Loan”) with Pacific Western Bank, as successor by merger to CapitalSource Bank, secured by unsold inventory and undeveloped land at the Bluegreen Odyssey Dells Resort.  The Pacific Western Term Loan matures in June 2019 and bears interest at 30-day LIBOR plus 5.25%. Interest payments are paid monthly. Principal payments are effected through release payments upon sales of VOIs in the Bluegreen Odyssey Dells Resort that serve as collateral for the Pacific Western Term Loan, subject to mandatory principal reductions pursuant to the terms of the loan agreement.  The Pacific Western Term Loan is cross-collateralized and is subject to cross-default with the Pacific Western Facility described below.

Fifth Third Bank Note Payable  - In April 2008, Bluegreen entered into a note payable with Fifth Third Bank to finance an acquisition of real estate. The Fifth Third Bank Note Payable matures in August 2021.  Principal and interest on amounts outstanding under the Fifth Third Bank Note Payable are payable monthly through maturity.  The interest rate under the note equals the 30-day LIBOR plus 3.00%.

NBA Line of Credit. Bluegreen/Big Cedar Vacations has a revolving line of credit (the “NBA Line of Credit”) with National Bank of Arizona (“NBA”).  The NBA Line of Credit allows for a maximum borrowing limit of $20 million (subject to decrease as described below in connection with any increase in the borrowing limit under the NBA Receivables Facility). The NBA Line of Credit provides for a revolving advance period expiring in September 2020 and maturity in September 2022, and is secured by unsold inventory and a building under construction at Bluegreen/Big Cedar Vacations’ the Cliffs at Long Creek Resort. Borrowings under the NBA Line of Credit accrue interest at a rate equal to the one month LIBOR plus 3.25% (with an interest rate floor of 4.75%). Interest payments are paid monthly. Principal payments are effected through release payments upon sales of VOIs in The Cliffs at Long Creek Resort that serve as collateral for the NBA Line of Credit, subject to mandatory principal reductions. The NBA Line of Credit is cross-collateralized and is subject to cross-default with the NBA Receivables Facility described below.

Fifth Third Syndicated Line-of-Credit and Fifth Third Syndicated Term Loan - In November 2014, Bluegreen entered into a $25.0 million revolving credit facility with Fifth Third Bank as administrative agent and lead arranger and certain other bank participants as lenders.  In December 2016, Bluegreen amended and restated the credit and security agreement.  The amended and restated facility is a $100.0 million syndicated credit facility with Fifth Third, as administrative agent and lead arranger and certain other bank participants. The amended and restated facility includes a $25.0 million term loan (the “Fifth Third Syndicated Term Loan”) with quarterly amortization requirements and a $75.0 million revolving line of credit (the “Fifth Third Syndicated Line-of-Credit”).  Amounts borrowed under the facility generally bear interest at LIBOR plus 2.75% - 3.75% depending on Bluegreen’s leverage ratio, are collateralized by certain of Bluegreen’s VOI inventory, sales center buildings and short-term receivables, and will mature in December 2021. The facility contains covenants and conditions which Bluegreen considers to be customary for transactions of this type.  Borrowings are used by Bluegreen for general corporate purposes.  As of December 31, 2017, outstanding borrowings under the facility totaled $43.8 million, including $23.8 million outstanding under the Fifth Third Syndicated Term Loan and $20.0 million of borrowings under the Fifth Third Syndicated Line-of-Credit.

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

The total amount of CDD bond obligations outstanding with respect to the Beacon Lakes Community was $21.4 million as of December 31, 2017.  The assessments to be levied by the CDD are fixed or determinable amounts.  The CDD bond obligations outstanding as of December 31, 2017 have fixed interest rates ranging from 4.5% to 6.00% and mature at various times during the years 2026 through 2047.  The Company at its option has the ability to repay a specified portion of the bonds at the time of each lot closing.

The Company records an obligation for the CDD bond upon issuance with a corresponding increase in other assets. The CDD bonds are secured by a lien on the Beacon Lakes property which is included in “Real Estate” in the Company’s Consolidated Statement of Financial Condition with a carrying amount of $26.8 million as of December 31, 2017.  The Company relieves the CDD bond obligation associated with a particular parcel when the purchaser of the property assumes the obligation which occurs automatically upon such purchaser’s acquisition of the property or upon repayment by the Company.  Included in “Other Assets” in the Company’s Consolidated Statement of Financial Condition as of December 31, 2017 and 2016 was $9.5 million and $20.7 million, respectively, of funds that the Company does not have the right of setoff on the Company’s CDD bond obligations.  Construction funds receivable associated with the CDD bond obligations is reduced with a corresponding increase in real estate inventory when the CDD disburses the funds to contractors for the construction of infrastructure improvements.

Toronto-Dominion Commercial Bank (“TD Bank”) Term Loan and Line of Credit   In May 2017, Renin entered into a credit facility with TD Bank and in September 2017 the facility was amended.  Under the terms and conditions of the amended credit facility, TD Bank agreed to provide term loans for up to $1.7 million and loans under a revolving credit facility for up to approximately $16.3 million based on available collateral as defined in the facility and subject to Renin’s compliance with the terms and conditions of the facility, including certain specific financial covenants. The proceeds from the TD Bank credit facility were used to repay the Wells Fargo credit facility described below and for working capital.

Amounts outstanding under the revolving credit facility bear interest at the Canadian or United States Prime Rate plus a margin of 1.00% per annum or the three-month LIBOR rate plus a margin of 2.75% per annum.  Outstanding principal on the revolving credit facility is payable one-year from the date of the advance. As of December 31, 2017, the amount outstanding under the revolving credit facility was $11.3 million.

The term loans were funded in three tranches aggregating $1.6 million through July 2017 with $0.1 million of additional draws permitted.  Amounts outstanding under the term loans bear interest at fixed interest rates ranging from 3.85% to 4.35% for one-year from the date of the applicable drawdown for each loan.  Annually, the fixed interest rates adjust to a variable rate based on Canadian or United States Prime Rate plus a margin of 1.00% per annum or the three-month LIBOR rate plus a margin of 2.75% per annum.  The amounts outstanding under the term loans mature between June 2020 and June 2022.

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

Wells Fargo Capital Finance - In May 2017, Renin entered into a credit facility with TD Bank described above, with a portion of the proceeds from the TD Bank credit facility used to repay all amounts then outstanding under the Wells Fargo Credit Agreement (including accrued interest).

Seller Note - In October 2014, BBX Sweet Holdings acquired the outstanding common shares of Anastasia Confections, LLC (“Anastasia”).  A portion of the purchase consideration was a $7.5 million promissory note. The promissory note bears interest at 5% per annum, and the Company has made three annual principal payments of $2.0 million each on the promissory note plus accrued interest on October 1, 2017, 2016 and 2015.  The remaining $1.5 million balance of the promissory note plus accrued interest is payable on October 1, 2018.  The repayment of the promissory note is guaranteed by the Company and secured by the common stock of Anastasia.  The Anastasia note payable was recorded at a $0.3 million discount to reflect the fair value of the note payable at the acquisition date.

Unsecured Note – In October 2017, a wholly-owned subsidiary of the Company issued a $3.4 million unsecured note to the seller of real estate to the Chapel Trail joint venture, in which the subsidiary has a 46.75% equity interest.  The unsecured note was part of the subsidiary’s initial capital contribution to the BBX/Label Chapel Trail Development real estate joint venture. The note is not secured by the joint venture property and BBX Capital guarantees the repayment of the unsecured note.  The unsecured note accrues interest at a fixed rate of 6.0% per annum with monthly interest only payments and the entire outstanding principal maturing on October 12, 2022.

Iberia Line of Credit - On August 7, 2015, BBX Sweet Holdings entered into a Loan and Security Agreement and related agreements with Iberiabank, which provides for borrowings by BBX Sweet Holdings of up to $5.0 million on a revolving basis.  Amounts borrowed under this facility accrue interest at a floating rate of 30-day LIBOR plus 2.75%.  Payments of interest only are payable monthly.  The facility matured on August 4, 2017 and BBX Sweet Holdings exercised its twelve month renewal option and the maturity date was extended from August 4, 2017 to August 4, 2018. The loan documents include a number of covenants, including financial covenants relating to BBX Sweet Holdings’ debt service coverage ratio.  The facility is secured by the assets of BBX Sweet Holdings and its subsidiaries and is guaranteed by the Company.

Other –  Other notes payable includes a term loan to BBX Sweet Holdings with an outstanding balance of $1.5 million and $1.6 million as of December 31, 2017 and 2016, respectively, collateralized by land and buildings with a carrying value of $2.0 million on each of December 31, 2017 and 2016. The Company is the guarantor on this note payable.

On March 6, 2018, BBX Capital, BBX Sweet Holdings, Food for Thought Restaurant Group-Florida, LLC, BBX Capital Florida LLC and Woodbridge, entered into a Loan and Security Agreement and related agreements with Iberiabank, as administrative agent and lender, and City National Bank of Florida, as lender, which provide for a $50 million revolving line of credit.  Amounts borrowed under the facility will accrue interest at a floating rate of 30-day LIBOR plus a margin of 3.0% to 3.75% or the Prime Rate plus a margin of 1.50% to 2.25%.  The applicable margin is based on BBX Capital’s debt to EBITDA ratio.  Payments of interest only will be payable monthly.  The facility matures, and all outstanding principal and interest will be payable, on March 6, 2020, with twelve month renewal options at BBX Capital’s request, subject to satisfaction of certain conditions.  The facility is secured by a pledge of a percentage of BBX Capital’s membership interests in Woodbridge having a value of not less than $100 million.  Borrowings under the facility may be used for business acquisitions, real estate investments, stock repurchases, letters of credit and general corporate purposes.  Under the terms and conditions of the Loan and Security Agreement, we are required to comply with certain financial covenants, including maintaining minimum unencumbered liquidity and complying with financial ratios related to fixed charge coverage and debt to EBITDA.  The Loan and Security Agreement also contains customary affirmative and negative covenants, including those that, among other things, limit the ability of BBX Capital and the other borrowers to incur additional indebtedness and to make certain loans and investments.

Receivable-Backed Notes Payable

The table below sets forth information regarding Bluegreen’s receivable-backed notes payable facilities (dollars in thousands):

	December 31, 2017			December 31, 2016
			Principal			Principal
			Balance of			Balance of
			Pledged/			Pledged/
	Debt	Interest	Secured	Debt	Interest	Secured
	Balance	Rate	Receivables	Balance	Rate	Receivables
Recourse receivable-backed
notes payable:
Liberty Bank Facility	$24,990	5.00%	$30,472	$32,674	4.25%	$41,357
NBA Receivables Facility	44,414	4.10%	53,730	34,164	3.50 - 4.00%	40,763
Pacific Western Facility	15,293	6.00%	19,516	20,793	5.14%	27,712
Total	$84,697		$103,718	$87,631		$109,832

Non-recourse receivable-backed
notes payable:
KeyBank/DZ Purchase Facility	$16,144	4.31%	$19,866	$31,417	3.67%	$41,388
Quorum Purchase Facility	16,771	4.75-6.90%	18,659	23,981	4.75-6.90%	26,855
2010 Term Securitization	-	-	-	13,163	5.54%	16,191
2012 Term Securitization	23,227	2.94%	25,986	32,929	2.94%	36,174
2013 Term Securitization	37,163	3.20%	39,510	48,514	3.20%	51,157
2015 Term Securitization	58,498	3.02%	61,705	75,011	3.02%	78,980
2016 Term Securitization	83,142	3.35%	91,348	107,533	3.35%	117,249
2017 Term Securitization	107,624	3.12%	119,582	-	-	-
Unamortized debt issuance costs	(6,148)		-	(5,190)		-
Total	$336,421		$376,656	$327,358		$367,994

Total receivable-backed debt	$421,118		$480,374	$414,989		$477,826

Liberty Bank Facility - Since 2008, Bluegreen has maintained a revolving VOI notes receivable hypothecation facility (the “Liberty Bank Facility”) with Liberty Bank which provides for advances on eligible receivables pledged under the Liberty Bank Facility, subject to specified terms and conditions, during a revolving credit period.  Pursuant to the terms of the facility, the aggregate maximum outstanding borrowings are $50.0 million and the revolving credit period was due to expire on January 30, 2018; however, in January 2018 an amendment to the agreement extended the expiration to March 31, 2018. Bluegreen has signed a non-binding term sheet for a renewal of the Liberty Bank Facility and is negotiating the definitive legal documentation.  There can be no assurance that this renewal will be closed on acceptable terms, if at all. The Liberty Bank Facility allows future advances of (i) 85% of the unpaid principal balance of Qualified Timeshare Loans assigned to agent, and (ii) 60% of the unpaid principal balance of Non-Conforming Qualified Timeshare Loans assigned to agent, all of which bear interest at the WSJ Prime Rate plus 0.50% per annum subject to a 4.00% floor.  Principal and interest are required to be paid as cash is collected on the pledged receivables, with all outstanding amounts being due in November 2020.

NBA Receivables Facility. Bluegreen/Big Cedar Vacations has a revolving VOI hypothecation facility (the “NBA Receivables Facility”) with NBA. The NBA Receivables Facility provides for advances at a rate of 85% on eligible receivables pledged under the facility, subject to eligible collateral and specified terms and conditions, during a revolving credit period expiring in 2020 and allows for maximum borrowings of up to $50.0 million (inclusive of outstanding borrowings under the NBA Line of Credit).  The maximum borrowings may increase by up to an additional $20.0 million (to a total of $70.0 million, at our option); provided, however, that any such increase will result in a corresponding decrease in the maximum borrowings under the NBA Line of Credit. The maturity date for the facility is March 2025.  The interest rate applicable to future borrowings under the NBA Receivables Facility is equal to the 30-day LIBOR plus 2.75% (with an interest rate floor of 3.50%). All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility. The NBA Receivables Facility is cross-collateralized and is subject to cross-default with the NBA Line of Credit.

Pacific Western Facility - Bluegreen has a revolving VOI notes receivable hypothecation facility (the “Pacific Western Facility”) with Pacific Western Bank, which provides for advances on eligible VOI notes receivable pledged under the facility, subject to specified terms and conditions, during a revolving credit period.  Maximum outstanding borrowings under the Pacific Western Facility are $40.0 million (inclusive of outstanding borrowings under the Pacific Western Term Loan), subject to eligible collateral and customary terms and conditions.  The revolving advance period expiration date is September 2018, subject to an additional 12-month extension at the option of Pacific Western Bank.  Eligible “A” VOI notes receivable that meet certain eligibility and FICO® score requirements, which Bluegreen’s management believes are typically consistent with loans originated under Bluegreen’s current credit underwriting standards, are subject to an 85% advance rate.  The Pacific Western Facility also allows for certain eligible “B” VOI notes receivable (which have less stringent FICO score requirements) to be funded at a 53% advance rate.  Borrowings under the facility bear interest at 30-day LIBOR plus 4.50%. However, on October 19, 2017 the Pacific Western Facility was amended to decrease the interest rate on a portion of future borrowings, to the extent such borrowings are in excess of established debt minimums, to 30-day LIBOR plus 3.50% to 4.00%.  Principal repayments and interest on borrowings under the Pacific Western Facility are paid as cash is collected on the pledged VOI notes receivable, subject to future required decreases in the advance rates after the end of the revolving advance period, with the remaining outstanding balance maturing in September 2021, subject to an additional 12-month extension at the option of Pacific Western Bank. The Pacific Western Facility is cross-collateralized and is subject to cross-default with the Pacific Western Term Loan described above.

KeyBank/DZ Purchase Facility.  Bluegreen has a VOI notes receivable purchase facility (the “KeyBank/DZ Purchase Facility”) with DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main (“DZ”), and KeyBank National Association (“KeyBank”) which permits maximum outstanding financings of $80.0 million, with an advance period expiring in December 2019 and an advance rate of 80%. The KeyBank/DZ Purchase Facility will mature and all outstanding amounts will become due thirty-six months after the revolving advance period has expired, or earlier under certain circumstances set forth in the facility.  Interest on amounts outstanding under the facility is tied to an applicable index rate of the LIBOR rate, in the case of amounts funded by KeyBank, and a cost of funds rate or commercial paper rates, in the case of amounts funded by or through DZ.  The interest rate payable under the facility is the applicable index rate plus 2.75% until the expiration of the revolving advance period and thereafter will be the applicable index rate plus 4.75%.  Subject to the terms of the facility, Bluegreen will receive the excess cash flows generated by the VOI notes receivable sold (excess meaning after payments of customary fees, interest and principal under the facility) until the expiration of the VOI notes receivable advance period, at which point all of the excess cash flow will be paid to the note holders until the outstanding balance is reduced to zero.  While ownership of the VOI notes receivable included in the facility is transferred and sold for legal purposes, the transfer of these VOI notes receivable is accounted for as a secured borrowing for financial reporting purposes. The facility is nonrecourse.

Quorum Purchase Facility - Bluegreen and Bluegreen/Big Cedar Vacations have a timeshare notes receivable purchase facility (the “Quorum Purchase Facility”) with Quorum Federal Credit Union (“Quorum”).  Pursuant to which Quorum agreed to purchase, on a revolving basis through June 30, 2018, eligible timeshare receivables in an amount of up to an aggregate $50.0 million purchase price, subject to certain conditions precedent and other terms of the facility. Amounts currently outstanding under the Quorum Purchase Facility accrue interest at interest rates ranging from 4.75% to 6.90% per annum. The interest rate on future advances made under the Quorum Purchase Facility will be set at the time of funding based on rates mutually agreed upon by all parties. The Quorum Purchase Facility provides for an 85% advance rate on eligible receivables sold under the facility.  Future advances are also subject to a loan purchase fee of 0.50%. The Quorum Purchase Facility becomes due in December 2030. Eligibility requirements for receivables sold include, among others, that the obligors under the timeshare notes receivable sold be members of Quorum at the time of the note sale. Subject to performance of the collateral, Bluegreen or Bluegreen/Big Cedar Vacations, as applicable, will receive any excess cash flows generated by the receivables transferred to Quorum under the facility (excess meaning after payments of customary fees, interest, and principal under the facility) on a pro-rata basis as borrowers make payments on their timeshare loans.  While ownership of the timeshare receivables included in the Quorum Purchase Facility is transferred and sold for legal purposes, the transfer of these timeshare receivables is accounted for as a secured borrowing for financial reporting purposes. The facility is nonrecourse and is not guaranteed by Bluegreen. As of December 31, 2017, $16.8 million was outstanding under the Quorum Purchase Facility, all of which relates to Bluegreen/Big Cedar Vacations.

2016 Term Securitization –On March 17, 2016, Bluegreen completed a private offering and sale of $130.5 million of investment-grade, timeshare receivable-backed notes (the “2016 Term Securitization”).  The 2016 Term Securitization consisted of the issuance of two tranches of timeshare receivable-backed notes (the “Notes”): $95.7 million of Class

A and $34.8 million of Class B notes with note interest rates of 3.17% and 3.86%, respectively, which blended to an overall weighted-average note interest rate of 3.35%.  The gross advance rate for this transaction was 90%.  The Notes mature in July 2031.

The amount of the timeshare receivables sold to BXG Receivable Note Trust 2016 (the “2016 Trust”) was $145.0 million, $122.3 million of which was sold to the 2016 Trust at closing and $22.7 million of which was subsequently sold to the 2016 Trust.  The gross proceeds of such sales to the 2016 Trust were $130.5 million. A portion of the proceeds were used to: repay the KeyBank/DZ Purchase Facility a total of $49.0 million, representing all amounts then outstanding under the facility (including accrued interest); repay $24.2 million under the Liberty Bank Facility, which includes accrued interest; capitalize a reserve fund; and pay fees and expenses associated with the transaction.  Prior to the closing of the 2016 Term Securitization, Bluegreen, as a servicer, funded $11.3 million in connection with the servicer redemption of the notes related to BXG Receivables Note Trust 2007-A, and certain of the timeshare loans in such trust were sold to the 2016 Trust in connection with the 2016 Term Securitization. In April 2016, Bluegreen, as a servicer, funded $6.1 million in connection with the servicer redemption of the notes related to BXG Receivables Note Trust 2008-A, and certain of the timeshare loans in such trust were sold to the 2016 Trust in connection with the 2016 Term Securitization.  The remainder of the net proceeds from the 2016 Term Securitization of $36.0 million were used by Bluegreen for general corporate purposes.

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

2017 Term Securitization – On June 6, 2017, Bluegreen completed a private offering and sale of approximately $120.2 million of investment grade, VOI receivable-backed notes (the “2017 Term Securitization”). The 2017 Term Securitization consisted of the issuance of two tranches of VOI receivable-backed notes (the “Notes”): approximately $88.8 million of Class A notes and approximately $31.4 million of Class B notes with note interest rates of 2.95% and 3.59%, respectively, which blended to an overall weighted average note interest rate of approximately 3.12%.  The gross advance rate for this transaction was 88%.  The Notes mature in October 2032.

The amount of the VOI notes receivable sold to BXG Receivables Note Trust 2017 (the “2017 Trust”) was approximately $136.5 million, approximately $117.0 million of which was sold to the 2017 Trust at closing, and approximately $19.6 million of which was subsequently sold to the 2017 Trust.  The gross proceeds of such sales to the 2017 Trust were $120.2 million. A portion of the proceeds was used to repay KeyBank and DZ $32.3 million, representing all amounts outstanding (including accrued interest) under the KeyBank/DZ Purchase Facility, repay Liberty Bank approximately $26.8 million (including accrued interest) under Bluegreen’s existing facility with Liberty Bank, capitalize a reserve fund, and pay fees and expenses associated with the transaction.  In April 2017, Bluegreen, as servicer, redeemed the notes related to BXG Receivables Note Trust 2010-A for approximately $10.0 million, and certain of the VOI notes receivable in such trust were sold to the 2017 Trust in connection with the 2017 Term Securitization.  The remainder of the proceeds from the 2017 Term Securitization were used by Bluegreen for general corporate purposes.

While ownership of the VOI notes receivable included in the 2017 Term Securitization is transferred and sold for legal purposes, the transfer of these VOI notes receivables are accounted for as a secured borrowing for financial accounting purposes.  Accordingly, no gain or loss was recognized as a result of this transaction.  Subject to the performance of the collateral, Bluegreen will receive any excess cash flows generated by the VOI notes receivable transferred under the 2017 Term Securitization (excess meaning after payments of customary fees, interest, and principal under the 2017 Term Securitization) on a pro-rata basis as borrowers make payments on their VOI notes receivable.

Other Non-Recourse Receivable-Backed Notes Payable – In addition to the above described facilities, Bluegreen has a number of other nonrecourse receivable-backed notes payable facilities, as set forth in the table above. During 2017, Bluegreen repaid $62.0 million under these additional receivable-backed notes payable facilities, including the payment in full of the notes payable issued in connection with the 2010 Term Securitization. During 2017, Bluegreen wrote off the related unamortized debt issuance cost of $0.3 million.  During 2016, Bluegreen repaid $82.6 million under these additional receivable-backed notes payable facilities, including the payment in full of the notes payable issued in connection with the 2007 and 2008 Term Securitizations. During 2016, Bluegreen wrote off the related unamortized 2007 and 2008 Term Securitization debt issuance costs, totaling approximately $0.5 million.

Junior Subordinated Debentures

Junior subordinated debentures outstanding at December 31, 2017 and 2016 were as follows (in thousands):

	December 31,
	2017		2016
		Effective		Effective		Initial
	Carrying	Interest	Carrying	Interest	Interest	Equity in	Issue	Maturity
Junior Subordinated Debentures	Amount (1)	Rate	Amount (1)	Rate	Rate (2)	Trust (3)	Date	Date (4)
Levitt Capital Trust I ("LCT I")	$23,196	5.19%	$23,196	4.85%	LIBOR + 3.85%	$696	03/15/2005	03/01/2035
Levitt Capital Trust II ("LCT II")	19,878	5.18%	30,928	4.69%	LIBOR + 3.80%	928	05/04/2005	06/30/2035
Levitt Capital Trust III ("LCT III")	7,764	5.14%	15,464	4.80%	LIBOR + 3.80%	464	06/01/2006	06/30/2036
Levitt Capital Trust IV ("LCTIV")	15,464	5.14%	15,464	4.80%	LIBOR + 3.80%	464	07/18/2006	09/30/2036
Total Woodbridge	$66,302		$85,052			$2,552

Bluegreen Statutory Trust I	$14,703	6.59%	$14,422	5.90%	LIBOR +4.90%	$696	03/15/2005	3/30/2035
Bluegreen Statutory Trust II	16,472	6.23%	16,164	5.74%	LIBOR +4.85%	774	05/04/2005	7/30/2035
Bluegreen Statutory Trust III	6,670	6.23%	6,550	5.74%	LIBOR +4.85%	310	05/10/2005	7/30/2035
Bluegreen Statutory Trust IV	9,802	6.54%	9,614	5.85%	LIBOR +4.85%	464	04/24/2006	6/30/2036
Bluegreen Statutory Trust V	9,802	6.54%	9,614	5.85%	LIBOR +4.85%	464	07/21/2006	9/30/2036
Bluegreen Statutory Trust VI	12,935	6.18%	12,680	5.69%	LIBOR +4.80%	619	02/26/2007	4/30/2037
Total Bluegreen	$70,384		$69,044			$3,327

Unamortized debt
issuance costs	$(1,272)		$(1,729)
Total Junior
Subordinated Debentures	$135,414		$152,367

(1)	Amounts as of December 31, 2017 and 2016 include purchase accounting adjustments which reduced the carrying value by $40.4 million and $41.8 million, respectively.
(2)	LIBOR interest rates are indexed to three-month LIBOR and adjust quarterly.
(3)	Initial equity in the trust is recorded as part of other assets in the Consolidated Statements of Financial Condition.
(4)	All of the junior subordinated debentures are eligible for redemption as of December 31, 2017 and 2016.

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

During January 2017, Woodbridge purchased approximately $11.1 million of LCTII trust preferred securities for $6.7 million and purchased approximately $7.7 million of LCTIII trust preferred securities for $4.7 million and in February 2017, Woodbridge delivered such securities to the respective trusts in exchange for the cancellation of $11.1 million of Woodbridge’s junior subordinated debentures held by LCTII and $7.7 million of Woodbridge’s junior subordinated debentures held by LCTIII.  As a result, in February 2017, Woodbridge recognized a $6.9 million gain associated with the cancellation of the notes, which is included in “Net gains on cancellation of junior subordinated debentures” in the Company’s Consolidated Statements of Operations for the year ended December 31, 2017.

As of December 31, 2017 and 2016, BBX Capital and its subsidiaries are in compliance with all financial debt covenants under its debt instruments. Bluegreen had availability of approximately $219.6 million under their receivable-backed purchase and credit facilities, inventory lines of credit and corporate credit line, subject to eligible collateral and the terms of the facilities, as applicable, as of December 31, 2017.

14.    Income Taxes

The Company’s United States and foreign components of income before income taxes are as follows (in thousands):

	For the Years Ended December 31,
	2017	2016	2015

U.S.	$92,888	77,629	67,272
Foreign	486	407	(2,589)
Total	$93,374	78,036	64,683

The provision for income taxes consisted of (in thousands):

	For the Years Ended December 31,
	2017	2016	2015
Current:
Federal	$1,211	(339)	5,288
State	1,767	1,014	2,445
	2,978	675	7,733
Deferred:
Federal	(12,072)	36,393	(74,189)
State	1,871	(689)	(10,140)
	(10,201)	35,704	(84,329)
(Benefit) provision for income taxes	(7,223)	36,379	(76,596)

The Company's actual provision for income taxes differs from the expected Federal income tax provision as follows (dollars in thousands):

	For the Years Ended December 31,
	2017(1)		2016(1)		2015(1)
Income tax provision at expected
federal income tax rate of 35%	$32,681	35.00%	$27,313	35.00%	$22,639	35.00%
Increase (decrease) resulting from:
Provision for state taxes,
net of federal effect	3,637	3.90	527	0.68	9,029	13.96
Effect of federal rate change-2017 tax reform	(43,089)	(46.15)	-	-	-	-
Taxes related to subsidiaries not
consolidated for income tax purposes	(4,467)	(4.78)	(3,432)	(4.40)	(4,842)	(7.49)
Nondeductible executive compensation	4,309	4.61	7,301	7.47	5,636	8.54
Bluegreen settlement	-	-	-	-	12,820	19.82
Bluegreen initial public offering	1,467	1.57	-	-	-	-
SEC penalty	(1,593)	(1.71)	-	-	1,243	1.92
Increase/(decrease) in valuation allowance	25	0.03	3,807	6.76	(127,947)	(197.63)
Other – net	(193)	(0.21)	863	1.11	4,826	7.46
(Benefit) provision for income taxes	$(7,223)	(7.74)%	$36,379	46.62%	$(76,596)	(118.42)%

(1)	Expected tax is computed based upon income before income taxes.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and tax liabilities were (in thousands):

	December 31,
	2017	2016	2015
Deferred tax assets:
Allowance for loan losses, tax certificate losses and
write-downs for financial statement purposes	$26,825	42,008	41,832
Federal and State NOL and tax credit carryforward	148,665	218,609	237,820
Real estate valuation	9,117	16,828	33,505
Share based compensation	24	232	1,171
Property and equipment	1,642	3,015	588
Other	7,363	11,183	6,631
Total gross deferred tax assets	193,636	291,875	321,547
Valuation allowance	(102,282)	(131,727)	(127,920)
Total deferred tax assets	91,354	160,148	193,627
Deferred tax liabilities:
Installment sales treatment of notes	100,717	152,074	150,237
Intangible assets	14,322	24,501	25,368
Junior subordinated debentures	9,144	16,349	17,205
Deferral of VOI sales and costs under timeshare accounting	7,535	8,718	9,222
Other	2,729	2,824	189
Total gross deferred tax liabilities	134,447	204,466	202,221
Net deferred tax liability	(43,093)	(44,318)	(8,594)
Less net deferred tax liability at beginning of period	44,318	8,594	92,609
Net deferred tax liabilities from acquisitions	-	-	329
Bluegreen initial public offering	11,988	-	-
Cumulative effect for excess tax benefits recognized in accumulated earnings associated with share based compensation	(3,054)	-	-
Less change in net deferred tax liability for amounts included
in other comprehensive income	42	20	(15)
Benefit (provision) for deferred income taxes	$10,201	(35,704)	84,329

On December 22, 2017, the “Tax Cuts and Jobs Act,” was signed into law. In addition to changes or limitations to certain tax deductions, including limitations on the deductibility of interest payable to related and unrelated lenders and further limiting deductible executive compensation, the Tax Cuts and Jobs Act permanently lowered the corporate tax rate to 21% from the existing maximum rate of 35%, effective for tax years commencing January 1, 2018. The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act. SAB 118 allows registrants to record provisional amounts during a one year “measurement period” similar to that used when accounting for business combinations. The Company recorded a provisional tax benefit for the impact of the Tax Cuts and Jobs Act of approximately $43.1 million in its Consolidated Statement of Operations for the year ended December 31, 2017.  The $43.1 million tax benefit is net of a decrease in the valuation allowance of $34.2 million.  This tax benefit is comprised of the remeasurement of our federal net deferred tax liabilities resulting from the permanent reduction in the corporate tax rate from 35% to 21%.

The impact of the Tax Cuts and Jobs Act may differ, possible materially, from the provisional amounts due to among other things, additional analysis, changes in interpretations and assumptions made by the Company and additional regulatory guidance that may be issued. Any such revisions will be treated in accordance with the measurement period guidance outlined in SAB 118. As such, the Company expects to complete its analysis no later than December 22, 2018.

The Company evaluates its deferred tax assets to determine if valuation allowances are required.  In the evaluation, management considers net operating loss (“NOL”) carry-back availability, expectations of sufficient future taxable income, trends in earnings, existence of taxable income in recent years, the future reversal of temporary differences, and available tax planning strategies that could be implemented, if required.  Valuation allowances are established based on the consideration of all available evidence using a more likely than not standard.  Based on the Company’s evaluations, which are discussed in further detail below, the deferred tax valuation allowances increased by $25,000 and $3.8 million for the years ended December 31, 2017 and 2016, respectively, and decreased by $127.8 million for the years ended December 31, 2015.

At December 31, 2014, the Company had maintained a valuation allowance against deferred tax assets of $255.9 million as the Company, BCC and Bluegreen filed separate group federal and state tax returns.  A substantial portion of these deferred tax assets were attributable to federal and state net operating loss carry forwards. As a separate tax return filer, the Company maintained a full valuation allowance against certain deferred tax assets based on the Company’s determination that it was more likely than not that these deferred tax assets would not be realized. As a result of the increase in the company’s ownership interest in BCC completed on April 30, 2015, the Company currently files a consolidated group tax return with all of its U.S. subsidiaries from May 1, 2015 forward.  As a consequence, a substantial portion of the Company’s net operating losses and other deductible temporary differences were utilized in the Company’s consolidated tax returns without limitation subsequent to May 1, 2015.

The Company will continue to evaluate the positive and negative evidence available in subsequent periods and adjust its remaining valuation allowance to reflect the amount of net deferred tax assets it determines are more likely than not to be realized.

The Company has established a valuation allowance of $102.2 million relating to the deferred tax asset of $148.7 million for federal and state NOL and tax credit carryforwards. The Company’s ability to utilize a portion of these carryforwards to reduce future tax liability income is subject to significant limitations. The following table summarizes the federal and State NOL and tax credit carryforwards and the applicable 2017 valuation allowance (in thousands):

	Federal and			Net
	State	Gross		Deferred
	NOL and Credit	Deferred Tax	Valuation	Tax
	Carryforward	Asset	Allowance	Asset	Year Expires
Federal NOL	$18,470	3,879	-	3,879	2032-2034
Florida NOL-BBX	73,504	3,194	-	3,194	2030-2034
Non-Florida State NOLs-Bluegreen	240,000	11,001	2,442	8,559	2018-2037
Alternative minimum tax credit	28,611	28,611	-	28,611	Refundable
Federal NOL SRLY Limitation	227,595	47,795	47,795	-	2026-2034
Florida NOL SRLY Limitation	749,212	32,554	32,554	-	2026-2034
Other Federal tax credits-SRLY Limitation	2,372	2,372	2,372	-	2025-2031
Federal NOL Section 382 Limitation	74,471	15,473	13,486	1,987	2023-2029
Florida NOL Section 382 Limitation	64,866	2,796	2,529	267	2024-2029
Canadian NOL	2,900	713	713	-	2033-2037
Canadian capital losses	2,220	277	277	-	Do not expire
Total		$148,665	102,168	46,497

The Company evaluated all positive and negative evidence available as of the reporting date, including tax planning strategies, the ability to file a consolidated return with its subsidiaries, the expected future reversal of existing taxable temporary differences, and expected future taxable income (primarily from Bluegreen) exclusive of reversing temporary differences and carry forwards. Based on this evaluation, the Company has determined that it is more likely than not that it will be able to realize $46.5 million of the deferred tax asset that is attributed to the Company’s federal and state NOL and credit carryforwards.

As of December 31, 2017, the Company had estimated federal and Florida NOL carryforwards of approximately $18.5 million and $73.5 million, respectively (which expire from 2030 through 2034) that are not subject to any limitation and can be applied to the taxable income of any subsidiary of the Company.  No valuation allowance is needed for these NOLs.

As of December 31, 2017, Bluegreen had non-Florida state NOL carryforwards of $240.0 million, which expire from 2018 through 2037.  These NOLs can only be utilized against Bluegreen’s (or a subsidiary of Bluegreen) income allocable to the state that the NOL was generated from.  A valuation allowance is maintained for those state NOLs where the NOL is not more likely than not realizable.

The Company had alternative minimum tax credit carryforwards of $28.6 million. The Tax Cuts and Jobs Act repealed the alternative minimum tax effective in 2018 and allows the credit to be applied to fully offset regular income taxes.  Any credits that are not used to reduce regular income tax is refundable at 50% for the years 2018 through 2020 and 100% refundable in 2021. No valuation allowance is needed for these credits.

The Company’s deferred tax asset at December 31, 2017 includes federal and Florida NOL carryforwards and federal tax credit carryforwards that can only be utilized if the separate entity that generated them has separate company taxable income (“SRLY NOL Limitation”).  These carryforwards cannot be utilized against most of the Company’s subsidiaries’ taxable income, including Bluegreen. As such, a full valuation allowance has been established for these carryforwards.

In addition, as a result of the Company’s merger with Woodbridge in September 2009, the Company experienced a “change of ownership” as that term is defined in the Internal Revenue Code. This change of ownership resulted in a significant limitation of the amount of the Company’s pre-merger net operating losses that can be utilized by the Company annually (the “Section 382 limitation”).  The federal and Florida annual limit is approximately $788,000 and $513,000, respectively.    As a result, a valuation allowance has been established for these NOLs to the extent that they may expire before they can be utilized.

As of December 31, 2017, BBX Capital’s Canadian subsidiaries had NOL carryforwards.  As the Canadian operation have had cumulative taxable losses in recent years, a full valuation allowance has been applied to these NOL carryforwards. In addition, one of the Canadian subsidiaries has a capital loss carryforward that can only be used to reduce capital gains and the tax on Canadian capital gains is 50% of the Canadian tax rate. Canadian capital loss carryforwards do not expire.  A full valuation allowance is maintained for the Canadian capital loss carryforward as it is unlikely that the Canadian subsidiary will generate capital gains in the future.

On September 21, 2009, the Company adopted a shareholder rights agreement aimed at protecting its ability to use available NOLs to offset future taxable income.  See Note 19 for additional information regarding the Company’s rights agreement.

The Company evaluates its tax positions based upon guidelines of ASC 740-10, Income Tax, which clarifies the accounting for uncertainty in tax positions. Based on an evaluation of uncertain tax provisions, the Company is required to measure tax benefits based on the largest amount of benefit that is greater than 50% likely of being realized upon settlement.  There were no unrecognized tax benefits at December 31, 2017, 2016 or 2015.

The Company is no longer subject to federal or Florida income tax examinations by tax authorities for tax years before 2014.  Several of the Company’s subsidiaries are no longer subject to income tax examinations in certain state, local and non-U.S. jurisdictions for tax years before 2012.

Certain of the Company’s state income tax filings are under routine examination.  While there is no assurance as to the results of these audits, the Company does not currently anticipate any material adjustments in connection with these examinations.

15.    Commitments and Contingencies

The Company and its subsidiaries are lessees under various operating leases for real estate and equipment. At December 31, 2017, the approximate minimum future rental payments under such leases for the periods shown are (in thousands):

Years Ending December 31,	Amount
2018	$26,736
2019	23,992
2020	22,096
2021	21,122
2022	18,207
Thereafter	47,177
Total	$159,330

Certain of the Company’s leases give the Company options to renew the lease at a stipulated rental amount for additional five to seven year periods.

The Company incurred rent expense as follows (in thousands):

	For the Years Ended December 31,
	2017	2016	2015
Rental expense for premises and equipment	$30,832	18,706	16,645

In the ordinary course of business, BBX Capital and its subsidiaries are parties to lawsuits as plaintiff or defendant involving its operations and activities. Bluegreen is subject to claims or proceedings from time to time relating to the purchase, sale, marketing, or financing of VOIs.  Bluegreen is also subject to certain matters relating to the Bluegreen Communities’ business, substantially all of the assets of which were sold by us on May 4, 2012. Additionally, from time to time in the ordinary course of business, Bluegreen is involved in disputes with existing and former employees, vendors, taxing jurisdictions and various other parties, and Bluegreen receives individual consumer complaints, as well as complaints received through regulatory and consumer agencies, including Offices of State Attorneys General. Bluegreen takes these matters seriously and attempts to resolve any such issues as they arise.

Reserves are accrued for matters in which management believes it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. Management does not believe that the aggregate liability relating to known contingencies in excess of the aggregate amounts accrued will have a material impact on the Company’s results of operations or financial condition. However, litigation is inherently uncertain and the actual costs of resolving legal claims, including awards of damages, may be substantially higher than the amounts accrued for these claims and may have a material adverse impact on the Company’s results of operations or financial condition.

Adverse judgements and the costs of defending or resolving legal claims may be substantial and may have a material adverse impact on the Company’ financial statements. Management is not at this time able to estimate a range of reasonably possible losses with respect to matters in which it is reasonably possible that a loss will occur. In certain matters, management is unable to estimate the loss or reasonable range of loss until additional developments provide information sufficient to support an assessment of the loss or reasonable range of loss.  Frequently in these matters, the claims are broad, and the plaintiffs have not quantified or factually supported their claim.

The following is a description of certain ongoing litigation matters:

BBX Capital Litigation

Securities and Exchange Commission Complaint

In 2012, the SEC brought an action in the United States District Court for the Southern District of Florida against BCC and Alan B. Levan, BCC’s Chairman and Chief Executive Officer. Following an initial trial in 2014 and the reversal on appeal of certain judgments of the district court by the Eleventh Circuit Court of Appeals, a second trial was held in 2017, and on May 8, 2017, the jury rendered a verdict in favor of BCC and Mr. Levan and against the SEC on all counts.

In connection with the Eleventh Circuit Court of Appeals’ reversal of certain judgments in the first trial, which became final on January 31, 2017, and the resolution of the matter in favor of BCC and Mr. Levan in the second trial, BBX Capital received legal fees and costs reimbursements from its insurance carrier of approximately $8.6 million as well as the release of the $4.6 million penalty assessed against BCC in the first trial. The legal fees and costs reimbursements and the release of the penalty are reflected in the Company’s Statement of Operations in “Litigation Costs and penalty reimbursements” for the year ended December 31, 2017.

In Re BCC Merger Shareholder Litigation

On August 10, 2016, Shiva Stein filed a lawsuit against the Company, BBX Merger Sub, LLC, BCC and the members of BCC’s board of directors, which seeks to establish a class of BCC’s shareholders and challenges the Merger.  The plaintiff asserts that the Merger consideration undervalues BCC and is unfair to BCC’s public shareholders, that the sales process was unfair and that BCC’s directors breached their fiduciary duties of care, loyalty and candor owed to the public shareholders of BCC because, among other reasons, they failed to take steps to maximize the value of BCC to its public shareholders and instead diverted consideration to themselves. The lawsuit also alleges that BBX Capital, as the controlling shareholder of BCC, breached its fiduciary duties of care, loyalty and candor owed to the public shareholders of BCC by utilizing confidential, non-public information to formulate the Merger consideration and not acting in the best interests of BCC’s public shareholders. In addition, the lawsuit includes a cause of action against BCC, the Company and Merger Sub for aiding and abetting the alleged breaches of fiduciary duties. The lawsuit requested that the court grant an injunction blocking the proposed Merger or, if the proposed Merger is completed, rescind the transaction or award damages as determined by the court.  On September 15, 2016, Defendants filed a Motion to Dismiss the amended complaint. On November 21, 2016, the Court issued an order granting the Motion to Dismiss with prejudice. Plaintiff appealed the Court’s order dismissing the amended complaint to the Fourth District Court of Appeals and on January 9, 2018, the Fourth District Court of Appeals held oral argument on the appeal. The Company believes that the appeal is without merit and intends to continue vigorously defending the action.

Bluegreen Litigation

Commencing in 2015, it came to Bluegreen’s attention that its collection efforts with respect to its VOI notes receivable were being impacted by a then emerging industry-wide trend involving the receipt of “cease and desist” letters from attorneys purporting to represent certain VOI owners. Following receipt of these letters, Bluegreen is unable to contact the owners unless allowed by law.  Bluegreen believes these attorneys have encouraged such owners to become delinquent and ultimately default on their obligations and that such actions and Bluegreen’s inability to contact the owners are a primary contributor to the increase in its annual default rates.  Bluegreen’s average annual default rates have increased from 6.9% in 2015 to 8.5% in 2017.  Bluegreen also estimates that approximately 9.3% of the total delinquencies on its VOI notes receivable as of December 31, 2017 related to VOI notes receivable subject to these letters.  Bluegreen has in a number of cases pursued, and may in the future pursue, legal action against the VOI owners.

On August 24, 2016, Whitney Paxton and Jeff Reeser filed a lawsuit against Bluegreen Vacations Unlimited, Inc. (“BVU”), a wholly-owned subsidiary of Bluegreen, and certain of its employees (collectively, the “Defendants”), seeking to establish a class action of former and current employees of BVU and alleging violations of plaintiffs’ rights under the Fair Labor Standards Act of 1938 (the “FLSA”) and breach of contract. The lawsuit also claims that the Defendants terminated plaintiff Whitney Paxton as retaliation for her complaints about alleged violations of the FLSA. The lawsuit seeks damages in the amount of the unpaid compensation owed to the plaintiffs. During July 2017, a magistrate judge entered a report and recommendation that the plaintiffs’ motion to conditionally certify collective action and facilitate notice to potential class members be granted with respect to certain employees and denied as to others. During September 2017, the judge accepted the recommendation and granted preliminary approval of class certification. Bluegreen believes that the lawsuit is without merit and intend to vigorously defend the action.

On September 22, 2017, Stephen Potje, Tamela Potje, Sharon Davis, Beafus Davis, Matthew Baldwin, Tammy Baldwin, Arnor Lee, Angela Lee, Gretchen Brown, Paul Brown, Jeremy Estrada, Emily Estrada, Guillermo Astorga Jr., Michael Oliver, Carrie Oliver, Russell Walters, Elaine Walters, and Mike Ericson, individually and on behalf of all other similarly situated, filed a lawsuit against Bluegreen which asserts claims for alleged violations of the Florida Deceptive and Unfair Trade Practices Act and the Florida False Advertising Law. In the complaint, the plaintiffs allege the making of false representations in connection with Bluegreen’s sales of VOIs, including representations regarding the ability to use points for stays or other experiences with other vacation providers, the ability to cancel VOI purchases and receive a refund of the purchase price, the ability to roll over unused points and that annual maintenance fees would not increase. The complaint seeks to establish a class of consumers who, since the beginning of the applicable statute of limitations, have purchased VOIs from Bluegreen, had their annual maintenance fees relating to Bluegreen VOIs increased, or were unable to roll over their unused points to the next calendar year. The lawsuit alleges damages in excess of $5.0 million and seeks damages in the amount alleged to have been improperly obtained by Bluegreen, as well as any statutory enhanced damages, attorneys’ fees and costs, and equitable and injunctive relief. On November 20, 2017, Bluegreen moved to dismiss the complaint and, in response, the plaintiffs filed an amended complaint dropping the claims relating to the Florida Deceptive and Unfair Trade Practices Act and adding claims for fraud in the inducement and violation of the Florida Vacation Plan and Timesharing Act.  Bluegreen filed a motion to dismiss the amended complaint which is currently pending before the court. Bluegreen’s management believes that the lawsuit is without merit and intends to vigorously defend the action.

On January 4, 2018, Gordon Siu, individually and on behalf of all others similarly situated, filed a lawsuit alleging that Bluegreen Vacations and Choice Hotels violated California state privacy laws by recording and/or monitoring a telemarketing call to the plaintiff without his consent.  The plaintiff claims the individual making the call requested that the plaintiff provide personal and private information and did not disclose that the call was being recorded until after making such request.  The plaintiff seeks certification of a class of persons in California whose telephone conversations were monitored, recorded and/or eavesdropped upon without their consent by Bluegreen and/or Choice Hotels and damages of $5,000 per violation.  Bluegreen believes that the lawsuit is without merit and intends to vigorously defend the action.

Bluegreen has an exclusive marketing agreement with Bass Pro, a nationally-recognized retailer of fishing, marine, hunting, camping and sports gear, that provides Bluegreen with the right to market and sell vacation packages at kiosks in each of Bass Pro’s retail locations and through other means. As of December 31, 2017, Bluegreen sold vacation packages in 68 of Bass Pro’s stores. In exchange, Bluegreen compensates Bass Pro based on VOI sales generated through the program. No compensation is paid to Bass Pro under the agreement on sales made at Bluegreen/Big Cedar Vacations’ resorts. During the years ended December 31, 2017, 2016 and 2015, VOI sales to prospects and leads generated by the agreement with Bass Pro accounted for approximately 15%, 16% and 20%, respectively, of Bluegreen’s VOI sales volume. On October 9, 2017, Bass Pro advised Bluegreen that it believes the amounts paid to it as VOI sales commissions should not have been adjusted for certain purchaser defaults. Bluegreen previously informed Bass Pro that the aggregate amount of such adjustments for defaults charged back to Bass Pro between January 2008 and June 2017 totaled approximately $4.8 million. Bluegreen believes these chargebacks were appropriate and consistent with the terms and intent of the agreements with Bass Pro, and Bluegreen is continuing to discuss the matter with Bass Pro. On October 20, 2017, in order to demonstrate good faith, Bluegreen paid this amount to Bass Pro pending a resolution of the matter in the ordinary course. Bluegreen recognized the $4.8 million payment as general and administrative expense during the fourth quarter of 2017. In addition, the resolution of the matter may adversely impact our future marketing expenses.

The following is a description of certain commitments and guarantees:

In lieu of paying maintenance fees for unsold VOI inventory, Bluegreen provides subsidies to certain homeowners’ associations to provide for funds necessary to operate and maintain vacation ownership properties in excess of assessments collected from owners of the VOIs. During the years ended December 31, 2017, 2016 and 2015, Bluegreen made subsidy payments, included within cost of other fee-based services, in connection with these arrangements of $12.6 million, $13.9 million and $15.8 million, respectively. As of December 31, 2017 and 2016, Bluegreen had no accrued liabilities for such subsidies. As of December 31, 2017 and 2016, Bluegreen was providing subsidies to nine homeowners’ associations.

In October 2013, Bluegreen entered into an agreement to purchase from an unaffiliated third party completed VOI inventory at the Lake Eve Resort in Orlando, Florida over a five-year period. The total purchase commitment was $35.1 million, of which $8.9 million and $5.4 million of inventory was purchased in 2017 and 2016, respectively. As of December 31, 2017, $4.6 million of the Lake Eve Resort purchase commitment remained.

During August 2016, the Company entered into a severance arrangement with an executive. Under the terms of the arrangement, the executive will receive $3.7 million over a three year period ending in August 2019. As of December 31, 2017, $1.9 million was left to be paid under this agreement.

In September 2017, Bluegreen entered into an agreement with an executive in connection with his retirement.  Pursuant to the terms of the agreement, Bluegreen agreed to make payments totaling approximately $2.9 million through March 2019. The amount payable under the agreement was accrued as of December 31, 2017 and is included in selling, general and administrative expenses for the year ended December 31, 2017.  As of December 31, 2017, Bluegreen had a $2.6 million liability remaining under this agreement. Also, during the second half of 2017, Bluegreen implemented an initiative designed to streamline their operations in certain areas to facilitate future growth. Such initiative resulted in $5.8 million of severance expense for the year ended December 31, 2017, $1.9 million of which will be paid in 2018.

The Company guarantees certain obligations of its wholly-owned subsidiaries and unconsolidated real estate joint ventures as follows:

•

During the year ended December 31, 2014, the Sunrise and Bayview Partners, LLC joint venture owned 50% by Procacci Bayview, LLC and 50% by a subsidiary of the Company refinanced its land acquisition loan with a financial institution. BBX Capital provided the financial institution with a guarantee of 50% of the outstanding balance of the joint venture’s loan which had an outstanding balance of $5.0 million as of December 31, 2017.

•

BBX Capital is a guarantor on a $1.5 million note payable of Anastasia, a wholly-owned subsidiary of BBX Sweet Holdings, owed to the former owner of Anastasia.  The Anastasia note payable is collateralized by the common stock of Anastasia.

•

BBX Sweet Holdings and BBX Capital are guarantors of a $1.5 million note payable of Hoffman’s Chocolates, a wholly-owned subsidiary of BBX Sweet Holdings, owed to Centennial Bank.  This note payable is collateralized by approximately $2.0 million of properties and equipment.

•

In October 2017, a wholly-owned subsidiary of the Company issued a $3.4 million unsecured note to the seller of real estate to the Chapel Grove joint venture in which the subsidiary has a 46.75% equity interest.  The unsecured note was part of the subsidiary’s initial capital contribution to the Chapel Trail real estate joint venture. The note is not secured by the joint venture property and BBX Capital guarantees the repayment of the unsecured note.

•

On August 7, 2015, BBX Sweet Holdings entered into a Loan and Security Agreement and related agreements with Iberiabank, which provides for borrowings by BBX Sweet Holdings of up to $5.0 million on a revolving basis. The facility is secured by the assets of BBX Sweet Holdings and its subsidiaries and is guaranteed by BBX Capital.

•

The Company’s wholly-owned subsidiary, Food for Thought Restaurant Group, LLC enters into lease agreements for MOD restaurant locations.  As of December 31, 2017, the Company is a guarantor on two of the lease agreements with an aggregate lease obligation of $1.3 million.

16.    Stock Incentive Plans

Restricted Stock and Stock Options Plans

The Company has three share-based compensation plans as of December 31, 2017:  the BBX Capital Corporation 2014 Incentive Plan (the “2014 Plan”), the BBX Capital 2005 Restricted Stock and Option Plan, and the BBX Capital 2014 Stock Incentive Plan.  The BBX Capital 2005 Restricted Stock and Option Plan and the BBX Capital 2014 Stock Incentive Plan are collectively referred to as the “BCC Equity Compensation Plans”.

The Company assumed the BCC Equity Compensation Plans upon consummation of the Merger with BCC on December 15, 2016 (see Note 3 – Acquisitions and Merger).  Pursuant to the Merger Agreement, awards outstanding under the BCC Equity Compensation Plan at December 15, 2016 continue to be outstanding and governed by the BCC Equity Compensation Plans, except that such awards were converted into awards that are eligible to be settled in shares of the Company’s Class A Common Stock resulting in the issuance of 5,090,354 of restricted shares of the Company’s Class A Common Stock and non-qualifying stock options to acquire 35,716 shares of the Company’s Class A Common Stock at December 15, 2016.  No further awards will be granted under the BCC Equity Compensation Plans.

The maximum term of incentive and non-qualifying stock options issuable under the 2014 Plan is ten years.  Vesting is established by the Compensation Committee of the board of directors in connection with each grant of options or restricted stock awards.  There were no options issued or outstanding under the 2014 Plan as of December 31, 2017.

Compensation expense for stock options and restricted common stock awards is based on the fair value of the award on the measurement date, which is generally the grant date. The fair value of the Company’s stock options is estimated using the Black-Scholes option-pricing model. The Company recognizes compensation costs on a straight-line basis over the requisite service period of the awards. Forfeitures are recognized when they occur.

There were no options granted to employees or non-employee directors during the three year period ended December 31, 2017.  As described below, the Company issued restricted stock awards to certain officers for each of the years in the two year period ended December 31, 2016. There were no restricted stock awards issued during the year ended December 31, 2017.  However,  on January 9, 2018, the Company’s Compensation Committee of the board of directors granted awards of 1,487,051 restricted shares of the Company’s Class B Common Stock to the Company’s executive officers under the 2014 Plan. The aggregate grant date fair value of the January 2018 awards was $12.9 million and the shares vest ratably in annual installments of approximately 372,000 shares over four years beginning on October 1, 2018

The following table sets forth information on outstanding options:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Outstanding Options	Exercise Price	Contractual Term	Intrinsic Value ($000)
Outstanding at December 31, 2016	186,791	$3.59	1.24	$675
Exercised	(151,075)	0.41		881
Forfeited	(8,370)	43.43
Expired	-	0.00
Outstanding at December 31, 2017	27,346	$8.98	0.43
Exercisable at December 31, 2017	27,346	$8.98	0.43
Available for grant at December 31, 2017	2,228,802

The 2014 Plan permits the issuance of awards for up to 500,000 shares of the Company’s Class A Common Stock and up to 9,500,000 shares of the Company’s Class B Common Stock.  Awards for up to 17,776 shares of Class A Common Stock and 2,211,026 shares of Class B Common Stock remained available for grant under the 2014 Plan as of December 31, 2017, although on January 9, 2018, awards of 1,481,051 restricted shares of the Company’s Class B Common Stock were granted to the Company’s executive officers under the 2014 Plan.

There was no unearned compensation cost related to the Company’s stock options as all options were vested as of December 31, 2017.

During the years ended December 31, 2017, 2016 and 2015, the Company received net proceeds of approximately $63,000, $10,000 and $10,000, respectively, upon the exercise of stock options. The total intrinsic value of options exercised during the years ended December 31, 2017, 2016 and 2015 was $881,000, $143,000 and $85,000, respectively.

The following is a summary of the Company’s non-vested restricted stock and restricted stock units activity:

		Weighted
	Non-vested	Average
	Restricted	Grant Date
	Stock	Fair Value
Outstanding at December 31, 2016	11,131,996	$2.74
Granted	-	-
Vested	(6,137,481)	2.22
Forfeited	-	-
Outstanding at December 31, 2017	4,994,515	$3.39

The following table indicates the grant date, the number of restricted stock awards granted, the per share weighted average grant date fair value and the requisite service period for restricted stock awards granted during the years ended December 31, 2016 and 2015:

			Per Share
			Weighted Average
		Number of	Grant Date	Requisite
Grant Date		Awards Granted	Fair Value	Service Period (3)
9/1/2015	(1)	2,372,592	$3.16	4 years
12/15/2016	(2)	5,090,354	2.74	1.63 Years
12/22/2016	(1)	1,823,565	4.3	4 years

(1)	The awards are issuable in shares of Class B Common Stock.
(2)

Pursuant to the Merger Agreement the Company assumed and adopted the BCC Equity Compensation Plans as of December 15, 2016 and 942,657 shares of BCC’s restricted stock units were retired in exchange for restricted stock units with respect to approximately 5.1 million shares of the Company's Class A Common Stock with a weighted average requisite service period of 1.63 years.

(3)	The awards vest ratable in annual installments over the requisite service period.

Between September 30, 2017 through October 8, 2017, award recipients surrendered a total of 2,394,492 shares of Class A Common Stock and 176,132 shares of Class B Common Stock to the Company to satisfy the $19.0 million tax withholding obligation associated with the vesting of 6,137,481 restricted shares. The Company retired the surrendered shares.

The fair value of shares of BBX Capital’s restricted stock awards which vested during the years ended December 31, 2017, 2016 and 2015 was $45.2 million, $10.3 million and $10.7 million, respectively. BBX Capital recognized restricted stock compensation expense of approximately $12.3 million, $6.4 million and $5.6 million and recognized tax benefits of $0.4 million, $0.8 million and $0.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The fair value of restricted shares of BCC’s stock when vested during the years ended December 31, 2016 and 2015 was $10.0 million and $6.0 million, respectively.

Included in the Company’s Consolidated Statements of Operations and Comprehensive Income is $6.1 million and $5.5 million of share-based compensation expense related to BCC for the years ended December 31, 2016 and 2015, respectively. BCC recognized tax benefits of $0.7 million and $0.4 for the years ended December 31, 2016 and 2015, respectively.

As of December 31, 2017, the total unrecognized compensation cost related to the Company’s non-vested restricted stock compensation was approximately $14.8 million. The cost is expected to be recognized over a weighted-average period of approximately 1.88 years.

17.    Employee Benefit Plans and Incentive Compensation Program

Defined Contribution 401(k) Plan

BBX Capital and its subsidiaries sponsor three Employee Retirement Plans under Internal Revenue Code Section 401(k).  Generally, employees who have completed 90 days of service and have reached the age of 21 are eligible to participate in the 401(k) plans.  For the year ending December 31, 2017, an eligible employee under the plan was entitled to contribute up to $18,000, while an eligible employee over 50 years of age was entitled to contribute up to $24,000.  During the years ended December 31, 2017, 2016 and 2015, the Company generally matches 100% of the first 3% of employee contributions and 50% of the next 2% of employee contributions.  In general, the match amounts vest immediately.  Further, Bluegreen may make additional discretionary matching contributions to its 401(k) retirement plan not to exceed 4% of each participant’s compensation.  For the years ended December 31, 2017, 2016 and 2015, the Company recorded expense for contributions to the 401(k) plans totaling approximately $5.7 million, $5.5 million and $5.3 million, respectively.

18.    Redeemable 5% Cumulative Preferred Stock

The Company has outstanding 15,000 shares of 5% Cumulative Preferred Stock at a stated value of $1,000 per share. The shares of 5% Cumulative Preferred Stock are redeemable at the option of the Company, from time to time, at a redemption price of $1,000 per share. Shares of the 5% Cumulative Preferred Stock are also subject to mandatory redemption as described below. The 5% Cumulative Preferred Stock’s liquidation preference is equal to its stated value of $1,000 per share plus any accumulated and unpaid dividends or an amount equal to the applicable redemption price in a voluntary liquidation or winding up of the Company. Holders of the 5% Cumulative Preferred Stock have no voting rights, except as provided by Florida law, and are entitled to receive, when and as declared by the Company’s board of directors, cumulative quarterly cash dividends on each such share at a rate per annum of 5% of the stated value from the date of issuance. The Company pays regular quarterly cash dividends of $187,500 on its 5% Cumulative Preferred Stock.  The 5% Cumulative Preferred Stock is subject to mandatory redemption and accordingly is classified as a liability in the Company’s Consolidated Statements of Financial Condition.  The Company is required to redeem the preferred shares in $5.0 million annual payments in each of the years ending December 31, 2018, 2019 and 2020.  During December 2013, the Company made a $5.0 million loan to the holders of the 5% Cumulative Preferred Stock. The loan is secured by 5,000 shares of the 5% Cumulative Preferred Stock, has a term of five years, accrues interest at a rate of 5% per annum and provides for payments of interest only on a quarterly basis during the term of the loan, with all outstanding amounts being due and payable at maturity in December 2018.

For the years ended December 31, 2017, 2016 and 2015,  the Company recorded interest expense in its Consolidated Statements of Operations and Comprehensive Income of $1.2 million, $1.2 million and $1.1 million, respectively, of which $750,000 was paid during each of these three years as dividends on the 5% Cumulative Preferred Stock.

19.    Common Stock

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

On June 13, 2017, the board of directors approved a share repurchase program which replaced the September 2009 share repurchase program and authorizes the repurchase of up to 5,000,000 shares of the Company’s Class A Common Stock and Class B Common Stock at an aggregate cost of up to $35.0 million. As of December 31, 2017, 321,593 shares of the Company’s Class A Common Stock have been repurchased for approximately $2.4 million under the June 2017 share repurchase program.

On September 4, 2015, the Company entered into Share Exchange Agreements with Alan B. Levan, John E. Abdo, Jarett S. Levan and Seth M. Wise as holders of restricted stock units of Class A Common Stock of BCC.  See Note 23 for information regarding the options exercised by the Company and the share exchanges consummated under the Share Exchange Agreements during 2016. Upon the Company’s adoption of the BCC Equity Compensation Plans in connection with the Merger Agreement on December 15, 2016, the Share Exchange Agreements were terminated.

20.    Noncontrolling Interests and Redeemable Noncontrolling Interest

The following table summarizes the noncontrolling interests in the Company’s subsidiaries at December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
Bluegreen Vacations (1)	$38,223	-
Bluegreen / Big Cedar Vacations (2)	42,286	40,773
Joint ventures and other	(238)	77
Total noncontrolling interests	$80,271	40,850

Included in the Company’s Consolidated Statement of Financial Condition as of December 31, 2017 was a $2.8 million redeemable noncontrolling interest associated with the IT’SUGAR acquisition.  The Company owns 90.4% of IT’SUGAR’s Class B Units and the remaining 9.6% of IT’SUGAR’s Class B Units represent a redeemable noncontrolling interest.

The following table summarizes the income recognized with respect to the Company’s subsidiaries attributable to noncontrolling interests for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	For the Years Ended December 31,
	2017	2016	2015
Bluegreen Vacations (1)	$5,639	-	-
Bluegreen / Big Cedar Vacations (2)	12,784	9,826	11,705
BCC	-	3,489	4,964
Joint ventures and other	(21)	(20)	2,136
Net income attributable to noncontrolling interests	$18,402	13,295	18,805

(1)	Subsequent to Bluegreen’s IPO in November 2017, the Company owns 90% of Bluegreen. Bluegreen was a wholly-owned subsidiary of the Company prior to the Bluegreen IPO.
(2)	Bluegreen Vacations has a joint venture arrangement pursuant to which, Bluegreen owns 51% of Bluegreen/Big Cedar Vacations.

21.    Earnings Per Common Share

The following table presents the computation of basic and diluted earnings per common share attributable to shareholders for the years ended December 31, 2017, 2016 and 2015 (in thousands, except per share data):

	For the Years Ended December 31,
	2017	2016	2015
Basic earnings per common share
Numerator:
Net income	$100,597	41,657	141,279
Less: Net income attributable to noncontrolling interests	18,402	13,295	18,805

Net income available to shareholders	$82,195	28,362	122,474

Denominator:
Basic weighted average number of
of common shares outstanding	98,745	86,902	87,022

Basic earnings per common share	$0.83	0.33	1.41

Diluted earnings per common share
Numerator:

Net income available to shareholders	$82,195	28,362	122,474

Denominator:
Basic weighted average number of
common shares outstanding	98,745	86,902	87,022
Effect of dilutive stock-based compensation	5,171	590	186
Diluted weighted average number of
common shares outstanding	103,916	87,492	87,208

Diluted earnings per common share	$0.79	0.32	1.40

During the year ended December 31, 2017, there were no restricted stock awards that were anti-dilutive and options to acquire 27,346 shares of Class A common stock were anti-dilutive.  During the year ended December 31, 2016, approximately 55,000 restricted stock awards and options to acquire 35,716 shares of Class A common stock were anti-dilutive.  During the year ended December 31, 2015, there were no restricted stock awards or options to acquire shares of common stock that were anti-dilutive.

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

The input fair value hierarchy is summarized below:

Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities

Level 2:

Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability

Level 3:	Unobservable inputs for the asset or liability

Assets and liabilities on a recurring basis

There were no assets or liabilities measured at fair value on a recurring basis in the Company’s consolidated financial statements as of December 31, 2017 or 2016.

Assets on a non-recurring basis

The following table presents major categories of assets measured at fair value on a non-recurring basis as of December 31, 2017 (in thousands):

		Fair Value Measurements Using
	Carrying	Quoted prices in	Significant		Total
	Amount	Active Markets	Other	Significant	Impairments(1)
	As of	for Identical	Observable	Unobservable	For the
	December 31,	Assets	Inputs	Inputs	Year Ended
Description	2017	(Level 1)	(Level 2)	(Level 3)	December 31, 2017
Impaired real estate held-for-sale	$6,346	-	-	6,346	1,638

(1)	Total impairments represent the amount of losses recognized during the year ended December 31, 2017 on assets that were held and measured at fair value as of December 31, 2017.

Quantitative information about significant unobservable inputs within Level 3 on major categories of assets measured at fair-value on a non-recurring basis is as follows (Fair Value in thousands):

As of December 31, 2017	Fair	Valuation	Unobservable
Description	Value	Technique	Inputs	Range (Average)(1)(2)
Real estate held-for-sale	$6,346	Fair Value of Property	Asset Purchase Agreements or Appraisals	$0.2 - $4.3 million ($1.2 million)

(1)	Range and average appraised values were reduced by estimated costs to sell.
(2)	Average was computed by dividing the aggregate appraisal amounts by the number of appraisals.

The following table presents major categories of assets measured at fair value on a non-recurring basis as of December 31, 2016 (in thousands):

		Fair Value Measurements Using
	Carrying	Quoted prices in	Significant		Total
	Amount	Active Markets	Other	Significant	Impairments(1)
	As of	for Identical	Observable	Unobservable	For the
	December 31,	Assets	Inputs	Inputs	Year Ended
Description	2016	(Level 1)	(Level 2)	(Level 3)	December 31, 2016
Loans measured for
impairment using the fair value
of the underlying collateral	$5,759	-	-	5,759	101

Impaired real estate held-for-sale	5,456	-	-	5,456	3,271
Total	$11,215	-	-	11,215	3,372

(1)	Total impairments represent the amount of losses recognized during the year ended December 31, 2016 on assets that were held and measured at fair value as of December 31, 2016.

Quantitative information about significant unobservable inputs within Level 3 on major categories of assets measured at fair value on a non-recurring basis was as follows (Fair Value in thousands):

As of December 31, 2016	Fair	Valuation	Unobservable
Description	Value	Technique	Inputs	Range (Average)(1)(2)
Loans measured for impairment			Discount Rates and
using the fair value of the		Fair Value of	Appraised Value	$0.1 - $0.7 million
underlying collateral	$5,759	Collateral	less Cost to Sell	($0.3 million)

		Fair Value of	Asset Purchase Agreements	$0.1 - $1.4 million
Impaired real estate held-for-sale	5,456	Property	or Appraised Value less Cost to Sell	($0.5 million)
Total	$11,215

(1)	Range and average appraised values were reduced by costs to sell.
(2)	Average was computed by dividing the aggregate appraisal amounts by the number of appraisals.

Liabilities on a non-recurring basis

There were no liabilities measured at fair value on a non-recurring basis in the Company’s consolidated financial statements as of December 31, 2017 or 2016.

Loans Measured For Impairment

Impaired loans are generally valued based on the fair value of the underlying collateral less cost to sell as the majority of the Company’s loans are collateral dependent. The fair value of the Company’s loans may significantly increase or decrease based on changes in property values as its loans are primarily secured by real estate. The Company primarily uses third party appraisals to assist in measuring non-homogenous impaired loans and broker price opinions to assist in measuring homogeneous impaired loans. The appraisals generally use the market or income approach valuation technique and use market observable data to formulate an estimate of the fair value of the loan’s collateral. However, the appraiser uses professional judgment in determining the fair value of the collateral. As a consequence, the calculation of the fair value of the collateral is considered a Level 3 input. The Company generally recognizes impairment losses based on third party broker price opinions when impaired homogeneous loans become 120 days delinquent. These third party valuations from real estate professionals also use Level 3 inputs in determining fair values. The observable market inputs used to fair value loans include comparable property sales, rent rolls, market capitalization rates on income producing properties, risk adjusted discount rates and foreclosure time frames and exposure periods.

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

Financial Disclosures about Fair Value of Financial Instruments

The following tables present information for consolidated financial instruments at December 31, 2017 and 2016 (in thousands):

			Fair Value Measurements Using
			Quoted prices
	Carrying		in Active	Significant
	Amount	Fair Value	Markets	Other	Significant
	As of	As of	for Identical	Observable	Unobservable
	December 31,	December 31,	Assets	Inputs	Inputs
	2017	2017	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$362,526	362,526	362,526	-	-
Restricted cash	46,721	46,721	46,721	-	-
Loans receivable	19,454	21,125	-	-	21,125
Notes receivable, net	431,801	525,000	-	-	525,000
Notes receivable from preferred
shareholders (1)	5,000	5,000	-	-	5,000

Financial liabilities:
Receivable-backed notes payable	$421,118	425,900	-	-	425,900
Notes payable and other borrowings	144,114	149,438	-	-	149,438
Junior subordinated debentures	135,414	132,000	-	-	132,000
Mandatorily redeemable cumulative preferred stock	13,974	13,977	-	-	13,977

			Fair Value Measurements Using
			Quoted prices
	Carrying		in Active	Significant
	Amount	Fair Value	Markets	Other	Significant
	As of	As of	for Identical	Observable	Unobservable
	December 31,	December 31,	Assets	Inputs	Inputs
	2016	2016	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$299,861	299,861	299,861	-	-
Restricted cash	46,456	46,456	46,456	-	-
Loans receivable	25,521	27,904	-	-	27,904
Notes receivable, net	430,480	545,000	-	-	545,000
Notes receivable from preferred
shareholders (1)	5,063	4,900	-	-	4,900

Financial liabilities:
Receivable-backed notes payable	$414,989	420,400	-	-	420,400

Notes payable and other borrowings	133,790	135,404	-	-	135,404
Junior subordinated debentures	152,367	149,200	-	-	149,200
Shares subject to mandatory redemption	13,517	13,600	-	-	13,600

(1)	Notes receivable from preferred shareholders is included in other assets in the Company’s Consolidated Statements of Financial Condition as of December 31, 2017 and 2016.

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

The amounts reported in the consolidated statements of financial condition, for cash and cash equivalents and restricted cash approximate fair value.

The fair value of the Company’s accruing loans is calculated using an income approach with Level 3 inputs by discounting forecasted cash flows using estimated market discount rates. The fair value of non-accruing collateral dependent loans is estimated using an income approach with Level 3 inputs utilizing the fair value of the collateral adjusted for operating and selling expenses and discounted over the estimated holding period based on the market risk inherent in the property.

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

The amounts reported in the consolidated statements of financial condition relating to Bluegreen’s notes payable and other borrowings, including receivable-backed notes payable, approximate fair value for indebtedness that provides for variable interest rates.  The fair value of Bluegreen’s fixed rate, receivable-backed notes payable was determined using Level 3 inputs by discounting the net cash outflows estimated to be used to repay the debt. These obligations are to be satisfied using the proceeds from the consumer loans that secure the obligations.

The fair value of Community Development Bonds is measured using the market approach with level 3 inputs obtained based on estimated market prices of similar financial instruments.  Community Development Bonds are included in notes payable and other borrowings in the above table.

The fair value of other borrowings (other than Bluegreen’s notes payable and other borrowings and Community Development Bonds above) is measured using the income approach with Level 3 inputs obtained by discounting the forecasted cash flows based on estimated market rates.

The fair value of junior subordinated debentures is estimated using Level 3 inputs based on the contractual cash flows discounted at a market rate or based on market price quotes from the over-the-counter bond market.

23.    Certain Relationships and Related Party Transactions

The Company may be deemed to be controlled by Alan B. Levan, the Company’s Chairman and Chief Executive Officer, and John E. Abdo, Vice Chairman of the Company. Together, Mr. Alan Levan and Mr. Abdo may be deemed to beneficially own shares of the Company’s Class A Common Stock and Class B Common Stock representing approximately 77% of the Company’s total voting power. Mr. Alan B. Levan serves as Chairman of the Board and Mr. John E. Abdo serves as Vice-Chairman of the Board for Bluegreen.  Jarett S. Levan is President of the Company, a Director of Bluegreen and son of Alan B. Levan.  Further, Seth M. Wise is Executive Vice President and director of the Company and Bluegreen and Raymond S. Lopez is Chief Financial Officer of the Company.

Currently, Woodbridge is a wholly-owned subsidiary of the Company and Woodbridge owns approximately 90% of Bluegreen as of December 31, 2017.

Bluegreen paid or reimbursed the Company $1.5 million, $1.3 million and $1.4 million during 2017, 2016, and 2015, respectively, for management advisory, risk management, administrative and other services.

The Company received $40.0 million, $70.0 million and $54.4 million of dividends from Bluegreen during the years ended December 31, 2017, 2016 and 2015, respectively. Additionally, on January 23, 2018, Bluegreen paid the Company $10.1 million of dividends.

In April 2015, pursuant to a Loan Agreement and Promissory Note, a wholly owned subsidiary of Bluegreen provided an $80.0 million loan to BBX Capital. Amounts outstanding on the loan bore interest at a rate of 10% per annum until July 2017 when the interest rate was reduced to 6% per annum. Payments of interest are required on a quarterly basis, with the entire $80.0 million principal balance and accrued interest being due and payable in April 2020. BBX Capital is permitted to prepay the loan in whole or in part at any time, and prepayments will be required, to the extent necessary, in order for Bluegreen or its subsidiaries to remain in compliance with covenants under outstanding indebtedness. During the years ended December 31, 2017, 2016 and 2015, BBX Capital paid $6.4 million,  $8.0 million and $5.6 million, respectively, of interest expense on the loan to Bluegreen. The interest expense was eliminated in consolidation in the Company’s consolidated financial statements.

On May 8, 2015, the Company,  BCC, Woodbridge, Bluegreen and their respective subsidiaries entered into an Agreement to Allocate Consolidated Income Tax Liability and Benefits pursuant to which, among other customary terms and conditions, the parties agreed to file consolidated federal tax returns. The parties calculate their respective income tax liabilities and attributes as if each of them were a separate filer.  If any tax attributes are used by another party to the agreement to offset its tax liability, the party providing the benefit will receive an amount for the tax benefits realized.  Bluegreen paid the Company $39.4  million, $26.2 million and $19.2 million during the years ended December 31, 2017, 2016 and 2015, respectively, pursuant to this agreement.

On September 4, 2015, the Company entered into Share Exchange Agreements with Alan B. Levan, John E. Abdo, Jarett S. Levan and Seth M. Wise (collectively, the “BCC  RSU Holders”) as holders of restricted stock units of Class A Common Stock of BCC (“BCC RSUs”). Pursuant to the Share Exchange Agreements, (a) each BCC RSU Holder granted the Company the option to acquire, simultaneously with the vesting of each BCC RSU, some or all of the shares of BCC’s Class A Common Stock which, absent the Share Exchange Agreement, would (after withholding) have been received by the BCC RSU Holder upon the vesting of the BCC RSUs and (b) the Company agreed to issue to the BCC RSU Holder shares of the Company’s Class A Common Stock or Class B Common Stock having an aggregate market value equal to the aggregate market value of the shares of BCC’s Class A Common Stock acquired by the Company upon the option exercise. Pursuant to the Share Exchange Agreements, the market value of the shares of the Company’s Class A Common Stock and Class B Common Stock and of BCC’s Class A Common Stock was calculated as the closing price of the applicable company’s class of stock on the trading day immediately preceding the date of closing of the share exchange.

On September 12, 2016, the board of directors approved (a) the exercise in full of the Company’s options with respect to all of the BCC RSUs held by the BCC RSU Holders which were scheduled to vest between September 30, 2016 and October 4, 2016 and (b) the issuance of shares of the Company’s Class B Common Stock in exchange therefor. In addition, during September 2016, each BCC RSU Holder agreed, as a result of the Company’s entry into the Merger Agreement on July 27, 2016 and the 5.4 exchange ratio contemplated thereby, to receive no more than 5.4 shares of the Company’s Class A Common Stock or Class B Common Stock for each share of BCC’s Class A Common Stock subject to vested BCC RSUs with respect to any share exchanges effected during the pendency of the Merger Agreement. Between September 30, 2016 and October 4, 2016, the Company issued a total of 1,530,822 shares of its Class B Common Stock to the BCC RSU Holders and received a total of 283,486 shares of BCC’s Class A Common Stock in exchange therefor. Because the exchange ratio calculated by dividing the closing price of BCC’s Class A Common Stock on each relevant date by the closing price of the Company’s Class B Common Stock on each such date exceeded 5.4, the Company issued 5.4 shares of its Class B Common Stock for each share of BCC’s Class A Common Stock received by it between September 30, 2016 and October 4, 2016. Upon the Company’s adoption of the BCC Equity Compensation Plans on December 15, 2016, the share exchange agreements were terminated. See Note 3 – Acquisitions and Mergers for a description of the BCC Merger in which BCC merged with and into a wholly owned subsidiary of the Company.

The following table sets forth the number of shares of the Company’s Class B Common Stock issued to the BCC RSU Holders and the number of shares of BCC’s Class A Common Stock received by the Company in exchange therefor during 2016 pursuant to the share exchange transaction described above.

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

During each of the years ended December 31, 2017, 2016 and 2015, the Company paid Abdo Companies, Inc. approximately $306,000 in exchange for certain management services. John E. Abdo, the Company’s Vice Chairman, is the principal shareholder and Chief Executive Officer of Abdo Companies, Inc.

Certain of the Company’s affiliates, including its executive officers, have independently made investments with their own funds in investments that the Company has sponsored or in which the Company holds investments.

24.    Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is regularly reviewed by the chief operating decision maker (“CODM”) in assessing performance and deciding how to allocate resources. Reportable segments consist of one or more operating segments with similar economic characteristics, products and services, production processes, type of customer, distribution system or regulatory environment.

The information provided for segment reporting is obtained from internal reports utilized by management of the Company. The presentation and allocation of assets and results of operations may not reflect the actual economic costs of the segments as standalone businesses. If a different basis of allocation were utilized, the relative contributions of the segments might differ, but the relative trends in the segments’ operating results would, in management’s view, likely not be impacted.

In June 2017, BBX Sweet Holdings acquired IT’SUGAR, for cash consideration of approximately $58.4 million. Additionally, in 2017, the Company commenced a reorganization of BBX Sweet Holdings’ businesses including the consolidation of manufacturing facilities and integration of operating entities. As a result of these activities, internal management reports were modified, and the CODM began utilizing the new reporting structure to manage operations and allocate resources. As a consequence, the Company determined that it was appropriate to report the operations of BBX Sweet Holdings as a separate reportable segment together with the Company’s three other reportable segments as follows: Bluegreen, BBX Capital Real Estate, Renin, and BBX Sweet Holdings.  Segment information for the years ended December 31, 2016 and 2015 has been updated retrospectively to conform to 2017 presentation.

In the table for the years ended December 31, 2017, 2016 and 2015, amounts set forth in the column entitled “Corporate Expenses & Other” include interest expense associated with Woodbridge’s trust preferred securities (“TruPs”), corporate overhead and, for the 2016 and 2017 periods, start-up expenses for the Company’s MOD Super-Fast Pizza franchise restaurants.  The Company opened two MOD Super-Fast Pizza franchise restaurants during the fourth quarter of 2017 and a third location during the first quarter of 2018. As of December 31, 2017, management determined that the operations of MOD did not warrant separate presentation as a reportable segment.

The Company evaluates segment performance based on segment income before income taxes.

Set forth below is summary information regarding the Company’s reportable segments:

Bluegreen

Bluegreen markets, sells and manages real estate-based VOIs in resorts generally located in popular, high-volume, “drive-to” vacation destinations, which were developed or acquired by Bluegreen or are owned by others in which case Bluegreen earns fees for providing these services. Bluegreen earns fees by providing VOI title services, club and homeowners’ association management services, mortgage servicing, reservation services, services related to the Traveler-Plus program, food and beverage and other retail operations, and construction design and development services. In addition, Bluegreen provides financing to qualified individual purchasers of VOIs, which provides significant interest income.

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

Renin

Renin manufactures interior closet doors, wall décor, hardware and fabricated glass products and operates through its headquarters in Canada and two manufacturing, assembly and distribution facilities in Canada and the United States. During 2017, total revenues for the Renin reportable segment include $34.0 million of trade sales to two major customers and their affiliates. Renin’s revenues generated outside the United States totaled $10.6 million for the year ended December 31, 2017.  Renin’s properties and equipment located outside the United States totaled $3.1 million as of December 31, 2017.

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

The table below sets forth the Company’s segment information as of and for the year ended December 31, 2017 (in thousands):

	Reportable Segments
		BBX Capital			Corporate
		Real		BBX Sweet	Expenses &		Segment
	Bluegreen	Estate	Renin	Holdings	Other	Eliminations	Total
Revenues:
Sales of VOIs	$239,662	-	-	-	-	-	239,662
Fee-based sales
commission revenue	229,389	-	-	-	-	-	229,389
Other fee-based services revenue	111,819	-	-	-	-	-	111,819
Trade sales	-	-	69,648	72,905	245	-	142,798
Interest income	86,876	2,225	-	38	969	(6,400)	83,708
Net gains on sales of assets	-	2,442	-	-	-	-	2,442
Other revenue	312	4,647	-	74	1,480	(549)	5,964
Total revenues	668,058	9,314	69,648	73,017	2,694	(6,949)	815,782

Costs and Expenses:
Cost of sales of VOIs	17,439	-	-	-	-	-	17,439
Cost of other fee-based services	68,336	-	-	-	-	-	68,336
Cost of trade sales	-	-	49,358	48,306	91	-	97,755
Interest expense	29,977	0	509	335	10,784	(6,400)	35,205
Recoveries from loan losses, net	-	(7,495)	-	-	-	-	(7,495)
Asset impairments, net	-	1,646	-	5,785	-	-	7,431
Net gains on cancellation of
junior subordinated debentures	-	-	-	-	(6,929)	-	(6,929)
Litigation costs and
penalty reimbursements	-	-	-	-	(13,169)	-	(13,169)
Selling, general and
administrative expenses	416,970	11,113	17,408	35,374	57,809	(549)	538,125
Total costs and expenses	532,722	5,264	67,275	89,800	48,586	(6,949)	736,698

Equity in net earnings of
unconsolidated real
estate joint ventures	-	14,483	-	-	-	-	14,483
Foreign exchange loss	-	-	(193)	-	-	-	(193)
Income (loss) before income taxes	$135,336	18,533	2,180	(16,783)	(45,892)	-	93,374

Total assets	$1,236,424	162,214	36,134	92,588	161,340	(82,035)	1,606,665

Expenditures for property
and equipment	$14,115	308	2,786	2,246	2,590	-	22,045
Depreciation and amortization	$9,632	581	1,713	4,080	756	-	16,762
Debt accretion and amortization	$4,478	-	-	55	149	-	4,682
Cash and cash equivalents	$197,337	8,636	863	10,160	145,530	-	362,526
Equity method investments
included in total assets	$-	47,275	-	-	-	-	47,275
Goodwill	$-	-	-	39,482	-	-	39,482
Notes payable and
other borrowings	$521,312	24,215	12,890	6,815	80,000	(80,000)	565,232
Junior subordinated debentures	$70,384	-	-	-	65,030	-	135,414

The table below sets forth the Company’s segment information as of and for the year ended December 31, 2016 (in thousands):

	Reportable Segments
		BBX Capital			Corporate
		Real		BBX Sweet	Expenses &		Segment
	Bluegreen	Estate	Renin	Holdings	Other	Eliminations	Total
Revenues:
Sales of VOIs	$266,142	-	-	-	-	-	266,142
Fee-based sales
commission revenue	201,829	-	-	-	-	-	201,829
Other fee-based services revenue	103,448	-	-	-	-	-	103,448
Trade sales	-	-	65,225	30,771	-	-	95,996
Interest income	89,510	3,606	-	10	620	(8,000)	85,746
Net gains on sales of assets	-	6,076	-	-	-	-	6,076
Other revenue	1,724	5,067	-	8	2,230	(971)	8,058
Total revenues	662,653	14,749	65,225	30,789	2,850	(8,971)	767,295

Costs and Expenses:
Cost of sales of VOIs	27,346	-	-	-	-	-	27,346
Cost of other fee-based services	64,479	-	-	-	-	-	64,479
Cost of trade sales	-	-	47,088	27,253	-	-	74,341
Interest expense	30,853	-	313	409	12,462	(8,000)	36,037
Recoveries from loan losses, net	-	(20,508)	-	-	-	-	(20,508)
Asset impairments, net		2,304	-	2,352	-	-	4,656
Selling, general and
administrative expenses	415,027	11,864	17,186	15,720	57,931	(971)	516,757
Total costs and expenses	537,705	(6,340)	64,587	45,734	70,393	(8,971)	703,108

Equity in net earnings of
unconsolidated real
estate joint ventures	-	13,630	-	-	-	-	13,630
Foreign exchange gain	-	-	219	-	-	-	219
Income (loss) before income taxes	$124,948	34,719	857	(14,945)	(67,543)	-	78,036

Total assets	$1,128,630	179,856	28,913	34,356	146,702	(82,389)	1,436,068

Expenditures for property
and equipment	$9,605	266	1,718	834	516	-	12,939
Depreciation and amortization	$9,536	603	818	1,437	512	-	12,906
Debt accretion and amortization	$4,736	-	83	102	-	-	4,921
Cash and cash equivalents	$144,120	13,628	(288)	8,627	133,774	-	299,861
Equity method investments
included in total assets	$-	43,491	-	-	-	-	43,491
Goodwill	$-	-	-	6,731	-	-	6,731
Notes payable and
other borrowings	$513,371	20,743	9,692	4,973	80,000	(80,000)	548,779
Junior subordinated debentures	$69,044	-	-	-	83,323	-	152,367

The table below sets forth the Company’s segment information as of and for the year ended December 31, 2015 (in thousands):

	Reportable Segments
		BBX Capital			Corporate
		Real		BBX Sweet	Expenses &		Segment
	Bluegreen	Estate	Renin	Holdings	Other	Eliminations	Total
Revenues:
Sales of VOIs	$259,236	-	-	-	-	-	259,236
Fee-based sales
commission revenue	173,659	-	-	-	-	-	173,659
Other fee-based services revenue	97,539	-	-	-	-	-	97,539
Trade sales	-	-	56,461	27,823	-	-	84,284
Interest income	84,331	9,921	-	-	859	(6,040)	89,071
Net gains (losses) on sales of assets	-	31,181	-	-	(89)	-	31,092
Other revenue	2,883	5,540	-	14	1,999	(1,060)	9,376
Total revenues	617,648	46,642	56,461	27,837	2,769	(7,100)	744,257

Costs and Expenses:
Cost of sales of VOIs	22,884	-	-	-	-	-	22,884
Cost of other fee-based services	60,942	-	-	-	-	-	60,942
Cost of trade sales	-	-	42,123	20,584	-	-	62,707
Interest expense	35,698	-	309	950	9,491	(6,040)	40,408
Recoveries from loan losses, net	-	(13,457)	-	-	-	-	(13,457)
Asset impairments, net	-	287	-	-	-	-	287
Litigation settlement	-	-	-	-	36,500	-	36,500
Selling, general and
administrative expenses	373,804	12,773	15,049	15,071	51,063	(1,060)	466,700
Total costs and expenses	493,328	(397)	57,481	36,605	97,054	(7,100)	676,971

Equity in net earnings of
unconsolidated real
estate joint ventures	-	(1,565)	-	-	-	-	(1,565)
Foreign exchange loss	-	-	(1,038)		-	-	(1,038)
Income (loss) before income taxes	$124,320	45,474	(2,058)	(8,768)	(94,285)	-	64,683

Total assets	$1,083,151	204,787	22,778	33,836	78,839	(82,431)	1,340,960

Expenditures for property
and equipment	$9,176	4	92	2,003	1,535	-	12,810
Depreciation and amortization	$9,181	810	546	1,628	263	-	12,428
Debt accretion and amortization	$5,681	-	97	135	92	-	6,005
Cash and cash equivalents	$115,524	18,130	632	1,069	63,550	-	198,905
Equity method investments
included in total assets	$-	42,962	-	-	-	-	42,962
Goodwill	$-	-	-	7,601	-	-	7,601
Notes payable and
other borrowings	$503,521	-	8,071	13,314	80,000	(80,000)	524,906
Junior subordinated debentures	$67,255	-	-	-	83,230	-	150,485

25.    Selected Quarterly Results (Unaudited)

The following tables summarize the results of operations for each fiscal quarter during the years ended December 31, 2017 and 2016 (in thousands except for per share data):

	First	Second	Third	Fourth
2017	Quarter	Quarter	Quarter	Quarter	Total

Revenues	$171,651	203,192	226,192	214,747	815,782
Costs and expenses	141,831	181,974	208,852	204,041	736,698
	29,820	21,218	17,340	10,706	79,084
Equity in net earnings of unconsolidated
real estate joint ventures	3,714	3,455	2,451	4,863	14,483
Foreign exchange gains (losses)	191	(398)	(105)	119	(193)
Income before income taxes	33,725	24,275	19,686	15,688	93,374
(Provision) benefit for income taxes	(13,054)	(8,779)	(8,195)	37,251	7,223
Net income	20,671	15,496	11,491	52,939	100,597
Less: Net income attributable to
noncontrolling interests	2,796	3,415	3,256	8,935	18,402
Net income to common shareholders	17,875	12,081	8,235	44,004	82,195

Basic earnings per common share	$0.18	0.12	0.08	0.44	0.83

Diluted earnings per common share	$0.17	0.11	0.08	0.43	0.79

Basic weighted average number of common shares outstanding	98,921	98,240	98,073	99,744	98,745

Diluted weighted average number of common and common equivalent shares outstanding	105,866	106,173	106,021	102,440	103,916

	First	Second	Third	Fourth
2016	Quarter	Quarter	Quarter	Quarter	Total

Revenues	$165,902	193,154	209,695	198,544	767,295
Costs and expenses	153,310	192,616	171,685	185,497	703,108
	12,592	538	38,010	13,047	64,187
Equity in net (losses) earnings of
unconsolidated real estate joint ventures	(342)	1,655	4,480	7,837	13,630
Foreign exchange gains (losses)	210	110	5	(106)	219
Income before income taxes	12,460	2,303	42,495	20,778	78,036
(Provision) benefit for income taxes	(5,107)	368	(19,118)	(12,522)	(36,379)
Net income	7,353	2,671	23,377	8,256	41,657
Less: Net income attributable to
noncontrolling interests	1,871	2,427	5,602	3,395	13,295
Net income to common shareholders	5,482	244	17,775	4,861	28,362

Basic earnings per common share	$0.06	0.00	0.21	0.05	0.33

Diluted earnings per common share	$0.06	0.00	0.21	0.05	0.32

Basic weighted average number of common shares outstanding	86,839	85,946	85,864	88,949	86,902

Diluted weighted average number of common and common equivalent shares outstanding	87,013	86,145	86,573	89,961	87,492

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) to make known material information concerning the Company, including its subsidiaries, to those officers who certify our financial reports and to other members of our senior management.  As of December 31, 2017, our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, our disclosure controls and procedures.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  As of December 31, 2017, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework – 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

Management has excluded IT’SUGAR, LLC from its assessment of internal control over financial reporting as of December 31, 2017.  We acquired this business during the second quarter of 2017 and our management has not conducted an assessment of the acquired business’ internal control over financial reporting.  Total assets and revenues of IT’SUGAR, LLC represent 4% and 6%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2017.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

BBX Capital Corporation

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of BBX Capital Corporation (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2017, and our report dated March 9, 2018 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of the Company’s subsidiary, IT’SUGAR, LLC, whose financial statements reflect total assets and revenues constituting 4 and 6 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2017. As indicated in Management’s Report, IT’SUGAR, LLC was acquired during 2017. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of IT’SUGAR, LLC.

Definition and limitations of internal control over financial reporting

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

/s/ GRANT THORNTON LLP

Fort Lauderdale, Florida

March 9, 2018

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On March 6, 2018, BBX Capital, BBX Sweet Holdings, Food for Thought Restaurant Group-Florida, LLC, BBX Capital Florida LLC and Woodbridge, entered into a Loan and Security Agreement and related agreements with Iberiabank, as administrative agent and lender, and City National Bank of Florida, as lender, which provide for a $50 million revolving line of credit.  Amounts borrowed under the facility will accrue interest at a floating rate of 30-day LIBOR plus a margin of 3.0% to 3.75% or the Prime Rate plus a margin of 1.50% to 2.25%.  The applicable margin is based on BBX Capital’s debt to EBITDA ratio.  Payments of interest only will be payable monthly.  The facility matures, and all outstanding principal and interest will be payable, on March 6, 2020, with twelve month renewal options at BBX Capital’s request, subject to satisfaction of certain conditions.  The facility is secured by a pledge of a percentage of BBX Capital’s membership interests in Woodbridge having a value of not less than $100 million.  Borrowings under the facility may be used for business acquisitions, real estate investments, stock repurchases, letters of credit and general corporate purposes.  Under the terms and conditions of the Loan and Security Agreement, we are required to comply with certain financial covenants, including maintaining minimum unencumbered liquidity and complying with financial ratios related to fixed charge coverage and debt to EBITDA.  The Loan and Security Agreement also contains customary affirmative and negative covenants, including those that, among other things, limit the ability of BBX Capital and the other borrowers to incur additional indebtedness and to make certain loans and investments.

The foregoing description of the Loan and Security Agreement is only a summary and is qualified in its entirety by reference to the full text of the agreements, which are filed as Exhibits 10.66 in Item 15 to this Annual Report.

PART III

The remaining information required by Items 10 through 14 of Part III of Form 10-K will be provided by incorporating such information by reference to our Definitive Proxy Statement on Schedule 14A relating to our 2018 Annual Meeting of Shareholders in the event it is filed with the Securities and Exchange Commission by no later than 120 days after December 31, 2017. Alternatively, we may provide the information required by Items 10 through 14 of Part III of Form 10-K in an amendment to this Annual Report on Form 10-K under cover of Form 10-K/A, in which case such amendment will be filed with the Securities and Exchange Commission by the end of such 120 day period.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a)	Documents Filed as Part of this Report:

1)	Financial Statements

The following consolidated financial statements of BBX Capital Corporation and its subsidiaries are included herein under Part II, Item 8 of this Report.

Reports of Independent Registered Public Accounting Firm.

Consolidated Statements of Financial Condition as of December 31, 2017 and 2016.

Consolidated Statements of Operations and Comprehensive Income for each of the years in the three year period ended December 31, 2017.

Consolidated Statements of Changes in Equity for each of the years in the three year period ended December 31, 2017.

Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 2017.

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

The following exhibits are either filed as a part of or furnished with this report or are incorporated herein by reference to documents previously filed as indicated below:

Exhibit
Number	Description	Reference
2.1	Agreement and Plan of Merger, dated July 27, 2016, by and among the Company, BBX Merger Subsidiary LLC and BBX Capital Corporation	Exhibit 2.1 to Registrant's Current Report on Form 8-K filed on July 28, 2016
2.2	Letter Agreement, dated October 20, 2016, amending the Agreement and Plan of the Merger, dated as of July 27, 2016 by and among the Company, BBX Merger Subsidiary LLC and BBX Capital Corporation	Exhibit 2.1 to Registrant's Current Report on Form 8-K filed on October 20, 2016
3.1	Amended and Restated Articles of Incorporation, effective October 8, 1997	Exhibit 3.1 of Registrant’s Registration Statement on Form 8-A filed October 16, 1997
3.2	Amendment to the Amended and Restated Articles of Incorporation, effective June 18, 2002	Exhibit 4 of Registrant’s Current Report on Form 8-K filed June 27, 2002

3.3	Amendment to the Amended and Restated Articles of Incorporation, effective April 15, 2003	Appendix B of Registrant’s Definitive Proxy Statement on Schedule 14A filed April 18, 2003
3.4	Amendment to the Amended and Restated Articles of Incorporation, effective February 7, 2005	Appendix A of Registrant’s Definitive Information Statement on Schedule 14C filed January 18, 2005
3.5	Amendment to the Amended and Restated Articles of Incorporation, effective June 22, 2004, as amended on December 17, 2008	Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed December 18, 2008
3.6	Amendment to the Amended and Restated Articles of Incorporation, effective May 19, 2009	Appendix A of Registrant’s Definitive Proxy Statement on Schedule 14A filed April 29, 2009
3.7	Amendment to the Amended and Restated Articles of Incorporation, effective September 21, 2009	Annex D of the Joint Proxy Statement/Prospectus that forms a part of Amendment No. 1 to Registrant’s Registration Statement on Form S-4 filed August 14, 2009
3.8	Amendment to the Amended and Restated Articles of Incorporation, effective September 21, 2009	Exhibit 3.8 of Registrant’s Current Report on Form 8-K filed September 25, 2009
3.9	Amendment to the Amended and Restated Articles of Incorporation, effective December 19, 2013	Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed December 23, 2013
3.10	Amendment to the Amended and Restated Articles of Incorporation, effective January 30, 2017	Exhibit A of the Registrant’s Definitive Information Statement on Schedule 14C filed January 9, 2017
3.11	Bylaws, as amended	Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed February 12, 2015
4.1	Specimen Class A Common Stock Certificate	Exhibit 4.1 of Registrant's Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 15, 2017
4.2	Specimen Class B Common Stock Certificate	Exhibit 4.2 of Registrant's Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 15, 2017
4.3	Rights Agreement dated as of September 21, 2009 by and between BFC Financial Corporation and American Stock Transfer and Trust Company, LLC as Rights Agent.	Exhibit 4.1 of Registrant’s Current Report on Form 8-K, filed September 25, 2009
10.1	BFC Financial Corporation 2014 Stock Incentive Plan, as amended	Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed April 24, 2015
10.2	BFC Financial Corporation 2005 Stock Incentive Plan, as amended	Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed November 21, 2012
10.3	BBX Capital 2005 Restricted Stock and Option Plan, as amended	Exhibit 10.3 of Registrant's Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 15, 2017
10.4	BBX Capital 2014 Stock Incentive Plan, as amended	Exhibit 10.4 of Registrant's Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 15, 2017
10.5	BBX Capital 2014 Incentive Plan, as amended	Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed April 21, 2017
10.6	Employment agreement between Alan B. Levan and BFC Financial Corporation	Exhibit 10.1 of Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed on November 14, 2012
10.7	Employment agreement between John E. Abdo and BFC Financial Corporation	Exhibit 10.2 of Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed on November 14, 2012
10.8	Employment agreement between Seth M. Wise and BFC Financial Corporation	Exhibit 10.3 of Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed on November 15, 2012
10.9	Employment agreement between Jarett S. Levan and BFC Financial Corporation	Exhibit 10.5 of Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed on November 15, 2012

10.10	Employment agreement between Ray S. Lopez and BFC Financial Corporation	Exhibit 10.1 of Registrants Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed on May 8, 2015
10.11	Employment agreement between Alan B. Levan and BBX Capital Corporation	Exhibit 10.10 of Registrant's Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 15, 2017
10.12	Employment agreement between John E. Abdo and BBX Capital Corporation	Exhibit 10.11 of Registrant's Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 15, 2017
10.13	Employment agreement between Jarett S. Levan and BBX Capital Corporation	Exhibit 10.12 of Registrant's Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 15, 2017
10.14	Employment agreement between Seth M. Wise and BBX Capital Corporation	Exhibit 10.13 of Registrant's Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 15, 2017
10.15	Employment agreement between Ray S. Lopez and BBX Capital Corporation	Exhibit 10.14 of Registrant's Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 15, 2017
10.16	Tax Sharing Agreement dated as of May 8, 2015, by and among BFC Financial Corporation, BBX Capital and Bluegreen	Exhibit 10.2 of Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed on May 8, 2015
10.17	Loan Agreement and Promissory Note, dated April 17, 2015, between BFC Financial Corporation and Bluegreen Specialty Finance, LLC	Exhibit (b)(1) to Amendment No. 2 of the Schedule TO-T filed by Registrant with the Securities and Exchange Commission on April 17, 2015
10.18

Underwriting Agreement, dated November 16, 2017, by and between Bluegreen Vacations Corporation, Woodbridge Holdings, LLC, and Stifel, Nicolaus & Company, Incorporated and Credit Suisse Securities (USA) LLC, as representatives of the several underwriters named in Schedule I thereto

Exhibit 1.1 of Registrant's Current Report on Form 8-K filed with the SEC on November 21, 2017
10.19

Indenture between BXG Receivables Note Trust 2012-A as Issuer, Bluegreen Corporation as Servicer, Vacation Trust, Inc. as Club Trustee, Concord Servicing Corporation as Backup Servicer and U.S. Bank National Association, as Indenture Trustee, Paying Agent and Custodian, dated as of August 15, 2012.

Exhibit 10.101 of Bluegreen Corporation's Form 8-K filed with the SEC on September 14, 2012
10.20	Sale Agreement by and among BRFC 2012-A LLC as Depositor and BXG Receivables Note Trust 2012-A as Issuer dated as of August 15, 2012	Exhibit 10.102 of Bluegreen Corporation's Form 8-K filed with the SEC on September 14, 2012
10.21	Transfer Agreement by and among Bluegreen Corporation, BXG Timeshare Trust I as Seller and BRFC 2012-A LLC as Depositor, dated as of August 15, 2012	Exhibit 10.103 of Bluegreen Corporation's Form 8-K filed with the SEC on September 14, 2012
10.22	Purchase and Contribution Agreement by and among Bluegreen Corporation, as Seller and BRFC 2012-A LLC as Depositor, dated as of August 15, 2012	Exhibit 10.104 of Bluegreen Corporation's Form 8-K filed with the SEC on September 14, 2012
10.23

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

Exhibit 10.1 of Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed on May 15, 2013
10.24	BXG Receivables Note Trust 2013-A, Standard Definitions	Exhibit 10.1 of Registrant's Current Report on Form 8-K filed on October 2, 2013

10.25

Indenture between BXG Receivables Note Trust 2013-A, as Issuer, Bluegreen Corporation, as Servicer, Vacation Trust, Inc. as Club Trustee, Concord Servicing Corporation, as Backup Servicer, and U.S. Bank National Association, as Indenture Trustee, Paying Agent and Custodian, dated as of September 15, 2013

Exhibit 10.2 of Registrant's Current Report on Form 8-K filed on October 2, 2013
10.26	Sale Agreement by and among BRFC 2013-A LLC, as Depositor, and BXG Receivables Note Trust 2013-A, as Issuer, dated as of September 15, 2013	Exhibit 10.3 of Registrant's Current Report on Form 8-K filed on October 2, 2013
10.27	Transfer Agreement by and among Bluegreen Corporation, BXG Timeshare Trust I, as Seller, and BRFC 2013-A LLC, as Depositor, dated as of September 15, 2013	Exhibit 10.4 of Registrant's Current Report on Form 8-K filed on October 2, 2013
10.28	Purchase and Contribution Agreement by and among Bluegreen Corporation, as Seller and BRFC 2013-A LLC as Depositor, dated as of September 15, 2013	Exhibit 10.5 of Registrant's Current Report on Form 8-K filed on October 2, 2013
10.29	Second Amended and Restated Purchase and Contribution Agreement, dated as of May 1, 2017, between Bluegreen Corporation and Bluegreen Timeshare Finance I	Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on May 24, 2017
10.30	Second Amended and Restated Sale Agreement, dated as of May 1, 2017, between Bluegreen Timeshare Finance I and BXG Timeshare Trust I	Exhibit 10.2 to Registrant's Current Report on Form 8-K filed on May 24, 2017
10.31

Sixth Amended and Restated Indenture, dated as of May 1, 2017, among BXG Timeshare Trust I, Bluegreen Corporation, Vacation Trust, Inc., Concord Servicing Corporation, U.S. Bank National Association, KeyBank National Association and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main

Exhibit 10.3 to Registrant's Current Report on Form 8-K filed on May 24, 2017
10.32

Sixth Amended and Restated Note Funding Agreement, dated as of May 1, 2017, by and among Bluegreen Corporation, BXG Timeshare Trust I, Bluegreen Timeshare Finance Corporation I, the purchasers from time to time parties thereto and KeyBank National Association and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main

Exhibit 10.4 to Registrant's Current Report on Form 8-K filed on May 24, 2017
10.33	Second Amended and Restated Trust Agreement, dated as of May 19, 2017, by and among Bluegreen Timeshare Finance I, GSS Holdings, Inc. and Wilmington Trust Company	Exhibit 10.5 to Registrant's Current Report on Form 8-K filed on May 24, 2017
10.34	Seventh Amended and Restated Standard Definitions to the Transaction Documents filed as Exhibit 10.1 through 10.5 to Registrant's Current Report on Form 8-K filed May 19, 2017	Exhibit 10.6 to Registrant's Current Report on Form 8-K filed on May 24, 2017
10.35	Credit Agreement dated November 5, 2014, among Bluegreen Corporation, as Borrower, Fifth Third Bank, as Administrative Agent and L/C Issuer, and Guarantors and Lenders party thereto	Exhibit 10.1 of Registrant's Quarterly Report on Form 10-Q filed on November 10, 2014
10.36

Indenture, dated as of January 15, 2015, between BXG Receivables Note Trust 2015-A, as Issuer, Bluegreen Corporation, as Servicer, Vacation Trust, Inc. as Club Trustee, Concord Servicing Corporation, as Backup Servicer, and U.S. Bank National Association, as Indenture Trustee, Paying Agent and Custodian

Exhibit 10.1 of Registrant's Current Report on Form 8-K filed on February 3, 2015
10.37	Sale Agreement, dated as of January 15, 2015, by and among BRFC 2015-A LLC, as Depositor, and BXG Receivables Note Trust 2015-A, as Issuer	Exhibit 10.2 of Registrant's Current Report on Form 8-K filed on February 3, 2015
10.38	Transfer Agreement, dated as of January 15, 2015, by and among Bluegreen Corporation, BXG Timeshare Trust I, as Seller, and BRFC 2015-A LLC, as Depositor	Exhibit 10.3 of Registrant's Current Report on Form 8-K filed on February 3, 2015

10.39	Purchase and Contribution Agreement, dated as of January 15, 2015, by and among Bluegreen Corporation, as Seller, and BRFC 2015-A LLC, as Depositor	Exhibit 10.4 of Registrant's Current Report on Form 8-K filed on February 3, 2015
10.40	BXG Receivables Note Trust 2015-A, Standard Definitions	Exhibit 10.5 of Registrant's Current Report on Form 8-K filed on February 3, 2015
10.41	Second Amended and Restated Secured Promissory Note dated June 25, 2015, by and among Bluegreen Vacations Unlimited, Inc., as Borrower, and Pacific Western Bank, as Lender	Exhibit 10.1 of Registrant's Current Report on Form 8-K filed on June 30, 2015
10.42	Second Amendment to Amended and Restated Loan and Security Agreement dated June 25, 2015, by and among Bluegreen Corporation, as Borrower, and Pacific Western Bank, as Lender	Exhibit 10.2 of Registrant's Current Report on Form 8-K filed on June 30, 2015
10.43

Third Amended and Restated Revolving Promissory Note (Hypothecation Facility) dated June 30, 2015, by and among Bluegreen / Big Cedar Vacations, LLC, as Borrower, and National Bank of Arizona, as Lender

Exhibit 10.1 of Registrant's Current Report on Form 8-K filed on July 7, 2015
10.44

First Amended and Restated Loan and Security Agreement (Hypothecation Facility) dated June 30, 2015, by and among Bluegreen / Big Cedar Vacations, LLC, as Borrower and National Bank of Arizona, as Lender

Exhibit 10.2 of Registrant's Current Report on Form 8-K filed on July 7, 2015
10.51	First Amended and Restated Promissory Note (Inventory Loan) dated June 30, 2015, by and among Bluegreen / Big Cedar Vacations, LLC, as Borrower, and National Bank of Arizona, as Lender	Exhibit 10.3 of Registrant's Current Report on Form 8-K filed on July 7, 2015
10.45	First Amended and Restated Loan Agreement (Inventory Loan) dated June 30, 2015, by and among Bluegreen / Big Cedar Vacations, LLC, as Borrower, and National Bank of Arizona, as Lender	Exhibit 10.4 of Registrant's Current Report on Form 8-K filed on July 7, 2015
10.46

Fourth Amended and Restated Revolving Promissory Note (Hypothecation Facility) dated September 28, 2017, by and among Bluegreen / Big Cedar Vacations, LLC, as Borrower, and ZB, N.A. dba National Bank of Arizona, as Lender

Exhibit 10.1 of Registrant's Current Report on Form 8-K filed on October 4, 2017
10.47

Second Amended and Restated Loan and Security Agreement (Hypothecation Facility) dated September 28, 2017, by and among Bluegreen / Big Cedar Vacations, LLC, as Borrower, and ZB, N.A. dba National Bank of Arizona, as Lender

Exhibit 10.2 of Registrant's Current Report on Form 8-K filed on October 4, 2017
10.48

Second Amended and Restated Promissory Note (Inventory Loan) dated September 28, 2017, by and among Bluegreen / Big Cedar Vacations, LLC, as Borrower, and ZB, N.A. dba National Bank of Arizona, as Lender

Exhibit 10.3 of Registrant's Current Report on Form 8-K filed on October 4, 2017
10.49

Second Amended and Restated Loan Agreement (Inventory Loan) dated September 28, 2017, by and among Bluegreen / Big Cedar Vacations, LLC, as Borrower, and ZB, N.A. dba National Bank of Arizona, as Lender

Exhibit 10.4 of Registrant's Current Report on Form 8-K filed on October 4, 2017
10.50

Full Guaranty (Hypothecation Facility) dated September 30, 2010, by Bluegreen Corporation, as Guarantor, in favor of National Bank of Arizona, as Lender (incorporated by reference to Exhibit 10.102 to Bluegreen’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the SEC on November 10, 2010)

Exhibit 10.6 of Registrant's Current Report on Form 8-K filed on October 4, 2017
10.51

Guarantor Consent and Ratification and Confirmation of and Amendment to Full Guaranty (Hypothecation Facility) dated September 28, 2017, by Bluegreen Vacations Corporation, as Guarantor, in favor of Z.B., National Bank of Arizona, as Lender

Exhibit 10.6 of Registrant's Current Report on Form 8-K filed on October 4, 2017

10.59	Full Guaranty (Inventory Loan) dated December 13, 2013, by Bluegreen Corporation, as Guarantor, in favor of National Bank of Arizona, as Lender	Exhibit 10.7 of Registrant's Current Report on Form 8-K filed on October 4, 2017
10.53

Guarantor Consent and Ratification and Confirmation of and Amendment to Full Guaranty (Inventory Loan) dated September 28, 2017, by Bluegreen Vacations Corporation, as Guarantor, in favor of Z.B., National Bank of Arizona, as Lender

Exhibit 10.8 of Registrant's Current Report on Form 8-K filed on October 4, 2017
10.54

Indenture dated as of March 17, 2016, between BXG Receivables Note Trust 2016-A, as Issuer, Bluegreen Corporation, as Servicer, Vacation Trust, Inc., as Club Trustee, Concord Servicing Corporation, as Backup Servicer, and U.S. Bank National Association, as Indenture Trustee, Paying Agent and Custodian

Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on March 23, 2016
10.55	Sale Agreement, dated as of March 17, 2016, by and among BRFC 2016-A LLC, as Depositor, and BXG Receivables Note Trust 2016-A, as Issuer	Exhibit 10.2 to Registrant's Current Report on Form 8-K filed on March 23, 2016
10.56	Transfer Agreement, dated as of March 17, 2016, by and among Bluegreen Corporation, BXG Timeshare Trust I, as Seller, and BRFC 2016-A LLC, as Depositor	Exhibit 10.3 to Registrant's Current Report on Form 8-K filed on March 23, 2016
10.57	Purchase and Contribution Agreement, dated as of March 17, 2016, by and among Bluegreen Corporation, as Seller, and BRFC 2016-A LLC, as Depositor	Exhibit 10.4 to Registrant's Current Report on Form 8-K filed on March 23, 2016
10.58	BXG Receivables Note Trust 2016-A, Standard Definitions	Exhibit 10.5 to Registrant's Current Report on Form 8-K filed on March 23, 2016
10.59	Amended and Restated Credit Agreement dated as of December 16, 2016, by and among Bluegreen Corporation, as Borrower and Fifth Third Bank, as Administrative Agent and L/C Issuer	Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on December 22, 2016
10.60

Amended and Restated Security Agreement, dated as of December 16, 2016, by and among Bluegreen Corporation, as Borrower, Bluegreen Vacations Unlimited, Inc. and Bluegreen Resorts Management, Inc. as Grantors, and Fifth Third Bank, as Administrative Agent

Exhibit 10.2 to Registrant's Current Report on Form 8-K filed on December 22, 2016
10.61

Indenture, dated as of June 6, 2017, between BXG Receivables Note Trust 2017-A, as Issuer, Bluegreen Corporation, as Servicer, Vacation Trust, Inc. as Club Trustee, Concord Servicing Corporation, as Backup Servicer, and U.S. Bank National Association, as Indenture Trustee, Paying Agent and Custodian

Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on June 9, 2017
10.62	Sale Agreement, dated as of June 6, 2017, by and among BRFC 2017-A LLC, as Depositor, and BXG Receivables Note Trust 2017-A, as Issuer	Exhibit 10.2 to Registrant's Current Report on Form 8-K filed on June 9, 2017
10.63	Transfer Agreement, dated as of June 6, 2017, by and among Bluegreen Corporation, BXG Timeshare Trust I, as Seller, and BRFC 2017-A LLC, as Depositor	Exhibit 10.3 to Registrant's Current Report on Form 8-K filed on June 9, 2017
10.64	Purchase and Contribution Agreement, dated as of June 6, 2017, by and among Bluegreen Corporation, as Seller, and BRFC 2017-A LLC, as Depositor	Exhibit 10.4 to Registrant's Current Report on Form 8-K filed on June 9, 2017
10.65	BXG Receivables Note Trust 2017-A, Standard Definitions	Exhibit 10.5 to Registrant's Current Report on Form 8-K filed on June 9, 2017

10.66

Loan and Security Agreement, dated March 6, 2018, by and among BBX Capital, BBX Sweet Holdings, Food for Thought Restaurant Group-Florida, LLC, BBX Capital Florida, LLC and Woodbridge, collectively, as borrowers, and Iberiabank, as administrative agent and lender

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

Schedule III – Real Estate Investments and Accumulated Depreciation

BBX Capital Corporation

As of December 31, 2017

(Dollars in thousands)

Capitalized
	Initial Costs		Costs						Depreciable
		Building and	Subsequent to		Total	Accumulated	Year of	Foreclosure	Lives
Property	Land	Improvements	Acquisition	Other	Cost (1)	Depreciation	Construction	Month/Year	(Years)
RoboVault	$1,590	6,310	581	-	8,481	1,546	2009	4/2013	40

(1)	The aggregate cost for federal income tax purposes is $7.4 million.

The following table presents the changes in BBX Capital’s real estate investments for the year ended December 31, 2017 (in thousands):

	Total	Accumulated
	Costs	Depreciation
Balance at December 31, 2016	$14,040	1,322
Depreciation	-	465
Subsequent additions	581	-
Transfer to real estate held-for-sale	(6,140)	(241)
Balance at December 31, 2017	$8,481	1,546

Schedule IV – Mortgage Loans on Real Estate

BBX Capital Corporation

As of December 31, 2017

(Dollars in thousands)

								Principal
								Amount of
								Loans Subject
Number			Final	Periodic		Face	Carrying	to Delinquent
of		Interest	Maturity	Payment	Prior	Amount	Amount of	Principal
Loans	Description	Rate(1)	Date(2)	Terms	Liens	of Loans	Loans(3)	or Interest

53	First-lien 1-4 Family (4)	5.76%	10/31/2033	Monthly	$-	18,219	11,678	13,627

19	Second lien -Consumer	4.08%	7/2/2018	Monthly	4,441	2,224	787	566

9	Small Business Real Estate	6.66%	8/22/2023	Monthly	-	1,775	1,425	-

	Large Balance Commercial Real Estate Loans
1	Marina	3.23%	1/1/2018	Monthly	-	3,913	1,619	-
1	Land	4.00%	12/31/2017	Maturity	-	2,995	2,995	2,995
	Total Mortgage Loans				$4,441	29,126	18,504	17,188

(1)	Represents weighted average interest rates for mortgage loans grouped by category when there is more than one loan in the category.
(2)	Represents weighted average maturity dates for mortgage loans grouped by category when there is more than one loan in the category.
(3)	The aggregate cost for federal income tax purposes was $20.3 million.
(4)	The Company does not own the servicing on these loans.

The following table presents the changes in the Company’s mortgage loans for the year ended December 31, 2017 (in thousands):

Balance at December 31, 2016	$24,130
Advances on existing mortgages	-
Collections of principal	(3,232)
Foreclosures	(1,365)
Costs of mortgages sold	(1,029)
Balance at December 31, 2017	$18,504

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                             BBX CAPITAL CORPORATION

March 9, 2018By: /s/ Alan B. Levan

      Alan  B. Levan, Chairman of the Board

      and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alan B. Levan		March 9, 2018
Alan B. Levan	Chairman of the Board and Chief Executive Officer

/s/ John E. Abdo		March 9, 2018
John E. Abdo	Vice Chairman of the Board

/s/ Jarett S. Levan		March 9, 2018
Jarett S. Levan	President and Director

/s/ Seth M. Wise		March 9, 2018
Seth M. Wise	Executive Vice President and Director

/s/ Raymond S. Lopez		March 9, 2018
Raymond S. Lopez	Executive Vice President, Chief Financial Officer, Chief Accounting Officer and Risk Officer

/s/Norman H. Becker		March 9, 2018
Norman H. Becker	Director

/s/Steven M. Coldren		March 9, 2018
Steven M. Coldren	Director

/s/ Darwin Dornbush		March 9, 2018
Darwin Dornbush	Director

/s/Willis N. Holcombe		March 9, 2018
Willis N. Holcombe	Director

/s/ Oscar J. Holzmann		March 9, 2018
Oscar J. Holzmann	Director

/s/ Alan Levy		March 9, 2018
Alan Levy	Director

/s/ Joel Levy		March 9, 2018
Joel Levy	Director

/s/ William Nicholson		March 9, 2018
William Nicholson	Director

/s/Tony P. Segreto		March 9, 2018
Tony P. Segreto	Director

/s/ Neil A. Sterling		March 9, 2018
Neil A. Sterling	Director

/s/Charlie C. Winningham, II		March 9, 2018
Charlie C. Winningham, II	Director