Form 10-Q
period 2018-03-31
BBX Capital Corp
filed 2018-05-08
CIK 315858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2018

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

YES [   ]NO [ X ]

The number of shares outstanding of each of the registrant’s classes of common stock as of May 2, 2018 is as follows:

Class A Common Stock of $.01 par value,  79,229,445 shares outstanding.
Class B Common Stock of $.01 par value, 17,977,453 shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BBX Capital Corporation
Condensed Consolidated Statements of Financial Condition - Unaudited
(In thousands, except share data)

		December 31,
	March 31, 2018	2017 *As Adjusted
ASSETS
Cash and cash equivalents	$349,945	362,526
Restricted cash ($21,240 in 2018 and $19,488 in 2017 in variable
interest entities ("VIEs"))	48,386	46,721
Notes receivable, net ($294,357 in 2018 and $279,188 in 2017 in VIEs)	424,117	426,858
Trade inventory	24,677	23,902
Vacation ownership interest ("VOI") inventory	290,964	281,291
Real estate ($23,806 in 2018 and $27,828 in 2017 held for sale)	59,479	68,536
Investments in unconsolidated real estate joint ventures	48,841	51,234
Property and equipment, net	114,865	111,929
Goodwill	39,482	39,482
Intangible assets, net	71,887	70,449
Other assets	109,626	122,753
Total assets	$1,582,269	1,605,681

LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$29,147	31,370
Deferred income	15,151	16,893
Escrow deposits	22,093	21,079
Other liabilities	89,678	103,464
Receivable-backed notes payable - recourse	86,310	84,697
Receivable-backed notes payable - non-recourse (in VIEs)	327,024	336,421
Notes payable and other borrowings	125,324	144,114
Junior subordinated debentures	135,725	135,414
Deferred income taxes	54,598	47,968
Redeemable 5% cumulative preferred stock of $.01 par value; authorized 15,000 shares;
issued and outstanding 10,000 shares in 2018 and 15,000 shares in 2017 with a stated value of $1,000 per share	9,232	13,974
Total liabilities	894,282	935,394

Commitments and contingencies (See Note 11)

Redeemable noncontrolling interest	2,589	2,765

Equity:
Preferred stock of $.01 par value; authorized 10,000,000 shares	-	-
Class A Common Stock of $.01 par value; authorized 150,000,000 shares;
issued and outstanding 85,709,234 in 2018 and 85,689,163 in 2017	857	857
Class B Common Stock of $.01 par value; authorized 20,000,000 shares;
issued and outstanding 13,943,129 in 2018 and 13,963,200 in 2017	140	140
Additional paid-in capital	232,831	229,379
Accumulated earnings	363,724	353,384
Accumulated other comprehensive income	1,428	1,708
Total shareholders' equity	598,980	585,468
Noncontrolling interests	86,418	82,054
Total equity	685,398	667,522
Total liabilities and equity	$1,582,269	1,605,681

* See Note 1 for a summary of adjustments.
See Notes to Condensed Consolidated Financial Statements - Unaudited

BBX Capital Corporation
Condensed Consolidated Statements of Operations and Comprehensive Income - Unaudited
(In thousands, except per share data)

	For the Three Months Ended
	March 31,
	2018	2017 *As Adjusted
Revenues
Sales of VOIs	$56,141	54,236
Fee-based sales commissions	45,854	45,154
Other fee-based services	28,024	26,121
Cost reimbursements	16,200	14,670
Trade sales	38,378	23,339
Sales of real estate inventory	6,409	-
Interest income	21,917	21,155
Net gains (losses) on sales of assets	4,070	(198)
Other revenue	1,049	957
Total revenues	218,042	185,434

Costs and Expenses
Cost of VOIs sold	1,812	3,159
Cost of other fee-based services	17,411	16,107
Cost reimbursements	16,200	14,670
Cost of trade sales	27,436	19,596
Cost of real estate inventory sold	4,247	-
Interest expense	9,191	8,824
Recoveries from loan losses, net	(4,813)	(3,094)
Asset impairments (recoveries), net	232	(13)
Net gains on cancellation of junior subordinated debentures	-	(6,929)
Reimbursements of litigation costs and penalty	-	(9,606)
Selling, general and administrative expenses	125,356	113,306
Total costs and expenses	197,072	156,020

Equity in net earnings of unconsolidated
real estate joint ventures	1,280	3,236
Foreign exchange gain	52	191
Income before income taxes	22,302	32,841
Provision for income taxes	(6,600)	(12,764)
Net income	15,702	20,077
Less: Net income attributable to noncontrolling interests	4,560	2,637
Net income attributable to shareholders	$11,142	17,440

Basic earnings per share	$0.11	0.18
Diluted earnings per share	$0.11	0.16

Basic weighted average number of common shares outstanding	99,652	98,921
Diluted weighted average number of common and
common equivalent shares outstanding	102,628	105,866

Cash dividends declared per Class A common share	$0.010	0.0075
Cash dividends declared per Class B common share	$0.010	0.0075

Net income	$15,702	20,077
Other comprehensive income, net of tax:
Unrealized gains on securities available for sale	-	23
Foreign currency translation adjustments	(28)	(255)
Other comprehensive income, net	(28)	(232)
Comprehensive income, net of tax	15,674	19,845
Less: Comprehensive income attributable to noncontrolling interests	4,560	2,637
Comprehensive income attributable to shareholders	$11,114	17,208

* See Note 1 for a summary of adjustments.
See Notes to Condensed Consolidated Financial Statements - Unaudited

BBX Capital Corporation
Condensed Consolidated Statements of Changes in Equity - Unaudited
For the Three Months Ended March 31, 2018
(In thousands)

	Shares of						Accumulated
	Common Stock		Common				Other
	Outstanding		Stock		Additional		Comprehen-	Total	Non-
	Class		Class		Paid-in	Accumulated	sive	Shareholders'	controlling	Total
	A	B	A	B	Capital	Earnings	Income	Equity	Interests	Equity
As adjusted balance, December 31, 2017 *	85,689	13,963	857	140	229,379	353,384	1,708	585,468	82,054	667,522
Cumulative effect from the adoption of ASU 2016-01	-	-	-	-	-	252	(252)	-	-	-
Net income excluding $221 of loss attributable to redeemable noncontrolling interest	-	-	-	-	-	11,142	-	11,142	4,781	15,923
Other comprehensive income	-	-	-	-	-	-	(28)	(28)	-	(28)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(1,121)	(1,121)
Increase in noncontrolling interest from loan foreclosure	-	-	-	-	-	-	-	-	704	704
Class A Common Stock cash dividends declared	-	-	-	-	-	(857)	-	(857)	-	(857)
Class B Common Stock cash dividends declared	-	-	-	-	-	(197)	-	(197)	-	(197)
Conversion of common stock from Class B to Class A	20	(20)	-	-	-	-	-	-	-	-
Share-based compensation	-	-	-	-	3,452	-	-	3,452	-	3,452
Balance, March 31, 2018	85,709	13,943	$857	140	232,831	363,724	1,428	598,980	86,418	685,398
*See Note 1 for a summary of adjustments.
See Notes to Condensed Consolidated Financial Statements - Unaudited

BBX Capital Corporation
Condensed Consolidated Statements of Cash Flows - Unaudited
(In thousands)

	For the Three Months Ended
	March 31,
	2018	2017
Operating activities:
Net income	$15,702	20,077

Adjustment to reconcile net income to net cash
provided by operating activities:
Recoveries from loan losses and asset impairments, net	(4,581)	(3,107)
Provision for notes receivable allowances	8,006	9,199
Depreciation, amortization and accretion, net	6,017	4,434
Share-based compensation expense	3,452	3,382
Net (gains) losses on sales of real estate held-for-sale
and properties and equipment	(4,070)	198
Equity in earnings of unconsolidated real estate joint ventures	(1,280)	(3,236)
Return on investment in unconsolidated real estate joint ventures	2,058	3,009
Increase in deferred income tax	6,612	12,492
Net gains realized on cancellation of junior subordinated debentures	-	(6,929)
Interest accretion on redeemable 5% cumulative preferred stock	446	298
Increase in notes receivable	(5,264)	(3,872)
Increase in VOI inventory	(9,673)	(6,664)
Increase in trade inventory	(685)	(2,966)
Decrease (increase) in real estate inventory	5,690	(1,395)
Increase in other assets	(6,353)	(10,091)
Decrease in other liabilities	(17,759)	(12,042)
Net cash (used in) provided by operating activities	(1,682)	2,787
Investing activities:
Return of investment in unconsolidated real estate joint ventures	1,672	971
Investments in unconsolidated real estate joint ventures	(57)	(313)
Repayment of loans receivable	15,170	3,991
Proceeds from sales of loans and real estate held-for-sale	11,943	3,636
Additions to real estate held-for-sale and held-for-investment	(193)	(194)
Purchases of property and equipment	(8,075)	(3,899)
Proceeds from the sale of property and equipment	280	-
Decrease in cash from other investing activities	(183)	(22)
Net cash provided by investing activities	20,557	4,170
Financing activities:
Repayments of notes payable and other borrowings	(53,906)	(39,912)
Proceeds from notes payable and other borrowings	26,866	11,679
Redemption of junior subordinated debentures	-	(11,438)
Payments for debt issuance costs	(663)	(24)
Payments of interest on redeemable 5% cumulative preferred stock	(188)	(188)
Dividends paid on common stock	(779)	(504)
Distributions to noncontrolling interest	(1,121)	-
Net cash used in financing activities	(29,791)	(40,387)
Decrease in cash, cash equivalents and restricted cash	(10,916)	(33,430)
Cash, cash equivalents and restricted cash at beginning of period	409,247	346,317
Cash, cash equivalents and restricted cash at end of period	$398,331	312,887

Continued

BBX Capital Corporation
Condensed Consolidated Statements of Cash Flows - Unaudited
(In thousands)

	For the Three Months Ended
	March 31,
	2018	2017
Supplemental cash flow information:
Interest paid on borrowings	$(8,059)	(7,822)
Income taxes paid	(283)	(307)
Income taxes refunded	-	-

Supplementary disclosure of non-cash investing and financing activities:
Construction funds receivable transferred to real estate	3,704	-
Loans receivable transferred to real estate	668	601
Reduction in redeemable 5% cumulative preferred stock	(4,862)	-
Reduction in note receivable from holder of redeemable cumulative preferred stock	5,000	-
Decrease in deferred tax liabilities due to cumulative effect of excess
tax benefits	-	3,054

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	349,945	262,392
Restricted cash	48,386	50,495
Total cash, cash equivalents, and restricted cash	$398,331	312,887

See Notes to Condensed Consolidated Financial Statements - Unaudited

BBX Capital Corporation

Notes to Condensed Consolidated Financial Statements - Unaudited

1.    Basis of Financial Statement Presentation

BBX Capital Corporation and its subsidiaries (the “Company” or, unless otherwise indicated or the context otherwise requires, “we,” “us,” or “our,”) is a Florida-based diversified holding company. BBX Capital Corporation as a standalone entity without its subsidiaries is referred to as “BBX Capital.” The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements.

In management’s opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which include normal recurring adjustments, that are necessary for a fair statement of the condensed consolidated financial condition of the Company at March 31, 2018; the condensed consolidated results of operations and comprehensive income of the Company for the three months ended March 31, 2018 and 2017; the condensed consolidated changes in equity of the Company for the three months ended March 31, 2018; and the condensed consolidated cash flows of the Company for the three months ended March 31, 2018 and 2017.  Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or any other future period.

These unaudited condensed consolidated financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Annual Report”).

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

Certain amounts for prior periods have been reclassified to conform to the current period’s presentation. The Company’s adoption of the new revenue recognition accounting standard on a full retrospective basis required the Company to restate certain previously reported results.  For further details regarding the impact of adopting new accounting pronouncements, see “Recently Adopted Accounting Pronouncement” section below.  In addition, the Company also reclassified $19.5 million of loans receivable to other assets in its condensed consolidated statement of financial condition as of December 31, 2017.

The Company’s principal investments include Bluegreen Vacations Corporation (“Bluegreen” or “Bluegreen Vacations”), real estate and real estate joint ventures, and middle market operating businesses.

Bluegreen is a leading vacation ownership company that markets and sells VOIs and manages resorts in top leisure and urban destinations. Bluegreen’s resort network includes 43 Club Resorts (resorts in which owners in the Bluegreen Vacation Club (“Vacation Club”) have the right to use most of the units in connection with their VOI ownership) and 24 Club Associate Resorts (resorts in which owners in Bluegreen’s Vacation Club have the right to use a limited number of units in connection with their VOI ownership). Bluegreen’s Club Resorts and Club Associate Resorts are primarily located in popular, high-volume, “drive-to” vacation locations, including Orlando, Las Vegas, Myrtle Beach and Charleston, among others. Through Bluegreen’s points-based system, the approximately 212,000 owners in Bluegreen’s Vacation Club have the flexibility to stay at units available at any of its resorts and have access to almost 11,000 other hotels and resorts through partnerships and exchange networks. Bluegreen’s sales and marketing platform is supported by exclusive marketing relationships with nationally-recognized consumer brands, such as Bass Pro and Choice Hotels. These marketing relationships drive sales within Bluegreen’s core demographic.

Prior to 2009, Bluegreen’s vacation ownership business consisted solely of the sale of VOIs in resorts that it developed or acquired.  While it continues to conduct sales and development activities, Bluegreen now also derives a significant portion of its revenue from its capital-light business model, which utilizes Bluegreen’s expertise and infrastructure to generate both VOI sales and recurring revenue from third parties without the significant capital investment generally associated with the development and acquisition of resorts. Bluegreen’s capital-light business activities include sales of VOIs owned by third-party developers pursuant to which Bluegreen is paid a commission (“fee-based sales”) and sales of VOIs that it purchases under just-in-time (“JIT”) arrangements with third-party developers or from secondary market sources. In addition, Bluegreen provides resorts and resort developers with other fee-based services, including resort management, mortgage servicing, title services and construction management. Bluegreen also offers financing to qualified VOI purchasers, which generates significant interest income.

Prior to the fourth quarter of 2017, Woodbridge Holdings, LLC (“Woodbridge”), a wholly-owned subsidiary of BBX Capital, owned 100% of Bluegreen.  During the fourth quarter of 2017, Bluegreen completed an initial public offering (“IPO”) of its common stock by selling to the public 3,736,723 Bluegreen shares and Woodbridge selling 3,736,722 Bluegreen shares as a selling shareholder. As a result of Bluegreen’s IPO, BBX Capital currently owns 90% of Bluegreen through Woodbridge.

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

BBX Capital has two classes of common stock. Holders of the Class A common stock are entitled to one vote per share, which in the aggregate represents 22% of the combined voting power of the Class A common stock and the Class B common stock. Class B common stock represents the remaining 78% of the combined vote. The percentage of total common equity represented by Class A and Class B common stock was 86% and 14%, respectively, at March 31, 2018.   Class B common stock is convertible into Class A common stock on a share for share basis at any time at the option of the holder.

Recently Adopted Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued the following Accounting Standards Updates (“ASU”) and guidance relevant to the Company’s operations which were adopted as of January 1, 2018:

ASU No. 2014-09 –  Revenue Recognition (Topic 606): In May 2014, the FASB issued a new standard related to revenue recognition (as subsequently clarified and amended by various ASUs). Under the new standard, revenue is recognized when an entity satisfies a performance obligation by transferring to a customer control over promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

The Company adopted the standard on January 1, 2018 under the full retrospective method and, accordingly, prior years’ results have been adjusted to apply the new standard as shown below.

The adoption of the standard affected Bluegreen in the following areas: (i) gross versus net presentation for payroll and insurance premium reimbursements related to resorts managed by Bluegreen and on behalf of third parties and (ii) the timing of the recognition of VOI revenue related to the removal of certain bright line tests regarding the determination of the adequacy of the buyer’s commitment under prior industry-specific guidance. Bluegreen concluded that the recognition of fee-based sales commissions, ancillary revenues, and rental revenues remained materially unchanged.

The adoption of the standard on the Company’s real estate activities results in recognizing revenue sooner for contingent consideration on sales of real estate inventory.

The adoption of the standard did not materially affect revenue recognition associated with the Company’s trade sales. Retail trade sales performance obligations are generally satisfied at the time of the sales transaction as customers of the retail business typically pay in cash at the time of transfer of the promised goods, while wholesale trade sales performance obligations are generally satisfied when the promised goods are shipped by the Company or received by the customer. However, the Company has historically recognized shipping and handling costs in selling, general and administration expenses, and upon the adoption of the standard, the Company began accounting for such costs as a fulfillment cost in cost of trade sales.

The Company has elected to use the following practical expedients in connection with the adoption of ASU 2014-09:

•	We utilize the transaction price upon completion of the contract for certain contracts with customers;
•

We do not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less or unsatisfied performance obligations or unsatisfied promises to transfer a distinct good or service that forms a part of a single performance obligation recognized over time.  See Note 2 for a further description of variable consideration identified in contracts with customers;

•	We expense all marketing and sales costs as incurred;
•	We exclude from the transaction price all taxes assessed by a government authority that are both imposed on and concurrent with a specified transaction and collected by the Company from a customer;
•	We do not disclose remaining performance obligations for variable consideration when the variable consideration is allocated entirely to a wholly unsatisfied performance obligation;
•	We do not disclose remaining performance obligations when revenue is recognized based on the Company’s right to invoice;
•	We account for shipping and handling activities that occur after the control of the goods is transferred to a customer as fulfilment activities instead of a separate performance obligation;
•	We recognize incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset is one year or less; and
•

We do not adjust the transaction price of the effects of a significant financial component if we expect, at the contract inception, that the performance obligations will be satisfied within one year or less.

ASU No. 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20).  This standard provides guidance on the recognition of revenues for the transfer of nonfinancial assets to non-customers. The standard indicates that an entity should identify each distinct nonfinancial asset or in substance nonfinancial asset promised to a non-customer or counterparty and derecognize each asset when the counterparty obtains control of the asset.

This standard significantly changed the guidance on the transfer of real estate to unconsolidated joint ventures. Under prior guidance, the transfer of real estate to an unconsolidated joint venture was accounted for as a partial sale, resulting in the recognition of a partial gain, and the noncontrolling interest retained was measured at historical cost, resulting in a basis adjustment to the seller’s investment in the joint venture. In addition, the partial gain could be deferred if the sale did not satisfy certain criteria for gain recognition. Under the new standard, the full gain is recognized upon the transfer of control of the real estate to the unconsolidated joint venture, and any noncontrolling interest retained is measured at fair value.  In certain unconsolidated real estate joint ventures, the Company accounted for the transfer of land to such ventures for initial capital contributions as partial sales, resulting in deferred gains and joint venture basis adjustments.

The Company adopted the standard on January 1, 2018 under the full retrospective method and, accordingly, prior years’ results have been adjusted to apply the new standard as shown below.

The following represents the impact of the adoption of ASU 2014-09 and ASU 2017-05 on our consolidated statement of financial condition as of December 31, 2017 and December 31, 2016 and consolidated statements of operations for the three months ended March 31, 2017 and the years ended December 31, 2017 and 2016 (in thousands, except per share data):

	For the Three Months Ended March 31, 2017
	As Previously Reported	ASU 2014-09 Adjustments	ASU 2017-05 Adjustments	As Adjusted
Statement of Operations
Sales of VOIs	$54,457	(221)	-	54,236
Cost reimbursements	-	14,670	-	14,670
Cost of other fee-based services	17,063	(956)	-	16,107
Cost reimbursements	-	14,670	-	14,670
Cost of VOIs sold	3,318	(159)	-	3,159
Trade sales	23,513	(174)	-	23,339
Net gains (losses) on sales of assets	295	-	(493)	(198)
Cost of trade sales	18,073	1,523	-	19,596
Selling, general and administrative expenses	114,195	(889)	-	113,306
Equity in earnings of unconsolidated real estate joint ventures	3,714	-	(478)	3,236
Income before income taxes	33,725	87	(971)	32,841
(Provision) benefit for income taxes	(13,054)	(85)	375	(12,764)
Net income	20,671	2	(596)	20,077
Less: Net income attributable to non-controlling interests	2,796	(159)	-	2,637
Net income attributable to shareholders	$17,875	161	(596)	17,440
Basic earnings per share	$0.18			0.18
Diluted earnings per share	$0.17			0.16

	As of and for the Year Ended December 31, 2017
	As Previously Reported	ASU 2014-09 Adjustments	ASU 2017-05 Adjustments	As Adjusted
Statement of Financial Condition
Notes receivable, net	$431,801	(4,943)	-	426,858
Investment in unconsolidated real estate joint ventures	47,275	-	3,959	51,234
Property and equipment, net	112,858	(929)	-	111,929
Other assets	121,824	929	-	122,753
Other liabilities	103,926	-	(462)	103,464
Deferred income	36,311	(19,418)	-	16,893
Deferred income taxes	43,093	3,755	1,120	47,968
Total equity	$653,501	10,720	3,301	667,522

Statement of Operations
Sales of VOIs	$239,662	2,355	-	242,017
Cost reimbursements	-	52,639	-	52,639
Cost reimbursements	-	52,639	-	52,639
Cost of VOIs sold	17,439	240	-	17,679
Trade sales	142,798	(713)	-	142,085
Net gains on sales of assets	2,442	-	(493)	1,949
Cost of trade sales	97,755	8,163	-	105,918
Selling, general and administrative expenses	538,125	(8,423)	-	529,702
Equity in earnings of unconsolidated real estate joint ventures	14,483	-	(1,942)	12,541
Income before income taxes	93,374	1,662	(2,435)	92,601
Benefit (provision) for income taxes	7,223	954	1,525	9,702
Net income	100,597	2,616	(910)	102,303
Less: Net income attributable to non-controlling interest	18,402	(24)	-	18,378
Net income attributable to shareholders	$82,195	2,640	(910)	83,925
Basic earnings per share	$0.83			0.85
Diluted earnings per share	$0.79			0.81

	As of and for the Year Ended December 31, 2016
	As Previously Reported	ASU 2014-09 Adjustments	ASU 2017-05 Adjustments	As Adjusted
Statement of Financial Condition
Notes receivable, net	$430,480	(4,680)	-	425,800
Investment in unconsolidated real estate joint ventures	43,491	-	5,901	49,392
Property and equipment, net	95,998	(590)	-	95,408
Other assets	130,333	590	-	130,923
Other liabilities	95,611	-	(956)	94,655
Deferred income	37,015	(17,493)	-	19,522
Deferred income taxes	44,318	4,711	2,645	51,674
Total equity	$495,454	8,102	4,212	507,768

Statement of Operations
Sales of VOIs	$266,142	7,732	-	273,874
Cost reimbursements	-	49,557	-	49,557
Cost reimbursements	-	49,557	-	49,557
Cost of VOIs sold	27,346	1,483	-	28,829
Trade sales	95,996	(157)	-	95,839
Net gains on sales of assets	6,076	-	(2,274)	3,802
Cost of trade sales	74,341	6,022	-	80,363
Selling, general and administrative expenses	516,757	(4,606)	-	512,151
Equity in earnings of unconsolidated real estate joint ventures	13,630	-	(1,452)	12,178
Income before income taxes	78,036	4,676	(3,726)	78,986
(Provision) benefit for income taxes	(36,379)	(1,448)	1,437	(36,390)
Net income	41,657	3,228	(2,289)	42,596
Less: Net income attributable to non-controlling interest	13,295	300	(429)	13,166
Net income attributable to shareholders	$28,362	2,928	(1,860)	29,430
Basic earnings per share	$0.33			0.34
Diluted earnings per share	$0.32			0.34

On March 9, 2018, the Company filed its 2017 Annual Report which included in Item 8 – Note 2 to the consolidated financial statements the expected impacts to reported results of the retrospective adjustments to the Company’s financial statements for the years ended December 31, 2017 and 2016 due to the adoption of ASU 2014-09 and ASU 2017-05. Subsequent to the March 9, 2018 filing date, the Company revised its calculation of the expected impact of the full retrospective adoption of both standards, and the amounts included in the above tables reflect these revisions.

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

ASU No. 2017-01, Business Combinations - Clarifying the Definition of a Business. This update affects the determination of whether a company has acquired or sold a business. The definition of a business affects many areas of accounting, including acquisitions, disposals, goodwill and consolidations, and the standard will help entities determine whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The standard is expected to result in more acquisitions being accounted for as asset purchases instead of business combinations. The guidance is effective for fiscal years beginning after December 15, 2017.  The Company adopted this standard on January 1, 2018 using the prospective transition method. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

ASU No. 2016-01 –– Financial Instruments – Overall (Topic 825) – Recognition and Measurement of Financial Assets and Financial Liabilities. This update requires all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) to generally be measured at fair value through earnings and eliminates the available-for-sale classification for equity securities with readily determinable fair values and the cost method for equity investments without readily determinable fair values. However, entities will be able to elect to record equity investments without readily determinable fair values at cost, less impairments. This update also simplifies the impairment assessment for equity investments and requires the use of an exit price when measuring the fair value of financial instruments for disclosure purposes. The amendments in this standard are effective for fiscal years beginning after December 15, 2017. The Company adopted this standard on January 1, 2018 and recognized a cumulative effect adjustment of $0.3 million, net of tax, to accumulated earnings as of January 1, 2018 for equity securities with readily determinable fair values. The statement was adopted prospectively for $2.4 million of equity securities without readily determinable fair values. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

ASU No. 2018-02 –– Income Statement – Reporting Comprehensive Income (Topic 220) – Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.  This update provides an entity with an option to reclassify to accumulated earnings the stranded tax effects within accumulated other comprehensive income associated with the reduction in the corporate income tax rate from the enactment of the Tax Cuts and Jobs Act. The Company elected to adopt this update as of January 1, 2018 and elected to reclassify the stranded income tax effects from the Tax Cuts and Jobs Act into accumulated earnings as of the adoption date.  The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

ASU 2018-05 –– Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118.  This update formally amended ASC Topic 740, Income Taxes (“ASC 740”) for the guidance previously provided by SEC Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance for the application of ASC 740 in the reporting period in which the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law. The Company adopted SAB 118 in the fourth quarter of 2017 and therefore, the Company’s subsequent adoption of ASU 2018-05 in the first quarter of 2018 had no impact on its accounting for income taxes in the first quarter of 2018. See Note 10 for additional information regarding the accounting for income taxes and the Tax Reform Act.

Future Adoption of Recently Issued Accounting Pronouncements

The FASB has issued the following accounting pronouncements and guidance relevant to the Company’s operations which have not been adopted as of March 31, 2018:

ASU No. 2016-02 – Leases (Topic 842),  as subsequently amended by ASU 2018-01.  This standard will require assets and liabilities to be recognized on the balance sheet of a lessee for the rights and obligations created by leases of assets with terms of more than 12 months.  For income statement purposes, the update retained a dual model, requiring leases to be classified as either operating or finance based on largely similar criteria to those applied in current lease accounting, but without explicit bright lines.  This standard also requires extensive quantitative and qualitative disclosures, including significant judgments made by management, to provide greater insight into the extent of revenue and expense recognized and expected to be recognized from existing leases. This standard will be effective for the Company on January 1, 2019.  Early adoption is permitted.  The Company expects that the implementation of this new standard will have a material impact on its consolidated financial statements and related disclosures as the Company has aggregate future minimum lease payments of $150.4 million at March 31, 2018 under its current non-cancelable lease agreements with various expirations dates between 2018 and 2030. The Company anticipates the recognition of additional assets and corresponding liabilities related to these leases on its consolidated statement of financial condition.

The Company is currently compiling a listing of contracts that meet the statement’s definition of a lease and is reviewing the functionality of its systems to prepare for the adoption of this statement.  Significant implementation matters include implementing a lease accounting application, assessing the impact on the Company’s internal control over financial reporting, and documenting and implementing new processes for accounting for its lease agreements under the new standard.

The standard was subsequently amended in January 2018 to provide at adoption an optional transitional practical expedient that, if elected, would not require an organization to reconsider its accounting for existing land easements that are not currently accounted for under Topic 840 and clarified that new or modified land easements should be evaluated under this standard subsequent to adoption of this standard.

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

2.    Revenue Recognition

Sales of VOIs -  Revenue is recognized for sales of VOIs after the legal rescission period has expired on a properly executed VOI sales agreement and the collectibility of the note receivable from the buyer, if any, is reasonably assured.  Transfer of control of the VOI to the buyer occurs at the point of sale after the legal rescission period has expired as the risk and rewards associated with VOI ownership are transferred to the buyer at this time.  Customer deposits from contracts within the legal rescission period are recorded in restricted cash and escrow deposits in the Company’s condensed consolidated statements of financial condition as such amounts are refundable until the legal rescission period has expired.  In cases where construction and development of Bluegreen’s developed resorts has not been substantially completed, Bluegreen defers all of the revenues and associated expenses for the sales of VOIs until construction is substantially complete and the resort may be occupied.

For financed contracts, Bluegreen has reduced the transaction price for expected loan losses which it considers to be variable consideration. To the extent Bluegreen determines that it is probable that a significant reversal of cumulative revenue recognized may occur, it records an estimate of variable consideration as a reduction to the transaction price of the sales of VOIs until the uncertainty associated with the variable consideration is resolved. Bluegreen’s estimates of the variable consideration are based on the results of its static pool analysis, which relies on historical payment data for similar VOI notes receivable and tracks uncollectibles for each period’s sales over the entire life of the notes. Bluegreen also considers whether historical economic conditions are comparable to then current economic conditions, as well as variations in underwriting standards. Bluegreen reviews its estimate of variable consideration on at least a quarterly basis.

Under timeshare accounting rules, rental operations, including accommodations provided through the use of Bluegreen’s sampler program, are accounted for as incidental operations whereby incremental carrying costs in excess of incremental revenues are expensed as incurred. Conversely, incremental revenues in excess of incremental carrying costs are recorded as a reduction to the carrying cost of VOI inventory. Incremental carrying costs include costs that have been incurred by Bluegreen during the holding period of unsold VOIs, such as developer subsidies and maintenance fees on unsold VOI inventory. During each of the periods presented, Bluegreen’s aggregate rental revenue and sampler revenue was less than the aggregate carrying cost of its VOI inventory. Accordingly, Bluegreen recorded such revenue as a reduction to cost of other fee-based services in the Company’s condensed consolidated statements of operations and comprehensive income.

Fee-based sales commissions -  Revenue is recognized when a sales transaction with a VOI purchaser is consummated in accordance with the terms of the fee-based sales agreement with the third-party developer and the related consumer rescission period has expired.

Other fee-based services and cost reimbursements -  Revenue in connection with Bluegreen’s other fee-based services (which are described below) is recognized as follows:

•

Resort and club management revenue and related cost reimbursements are recognized as services are rendered.  These services provided to the resort homeowner associations (“HOAs”) are comprised of day-to-day services to operate the resort including management services and certain accounting and administrative functions.  Management services provided to the Vacation Club include managing the reservation system and providing owner, billing and collection services.  Bluegreen’s management contracts are typically structured as cost-plus, with an initial term of three years and automatic one-year renewals. Bluegreen believes these services to be a series of distinct goods and services to be accounted for as a single performance obligation over time and recognizes revenue as the customer receives the benefits of its services.  Bluegreen allocates variable consideration to the distinct good or service within the series, such that revenue from management fees and cost reimbursements is recognized in each period as the uncertainty with respect to such variable consideration is resolved.

•	Resort title fee revenue is recognized when escrow amounts are released and title documents are completed.
•	Rental revenues are recognized on a daily basis which is consistent with the period for which the customer benefits from such service.
•	Mortgage servicing revenue is recognized over time as services are rendered.

Bluegreen’s cost of other fee-based services consists of the costs associated with the various activities described above, as well as developer subsidies and maintenance fees on its unsold VOIs.

Trade sales – Revenue is recognized on trade sales as follows:

•

Revenue is recognized on wholesale trade sales when control of the products is transferred to customers, which generally occurs when the products are shipped and the customers accept delivery.  Certain customer trade sale contracts have provisions for right of return, volume rebates, and price concessions. These types of discounts are accounted for as variable consideration, and the Company uses the expected value method with constraints to calculate the estimated reduction in the trade sales revenue.  The inputs used for the expected value method are historical experience with the customer, sales forecasts and outstanding purchase orders;

•	Revenue is recognized on retail trade sales at the point of sale, which occurs when products are sold at the Company’s retail locations.

Sales of real estate inventory - Revenue is generally recognized on sales of real estate inventory to customers when the sales are closed and title passes to the buyer.  Certain real estate sales contracts provide for a contingent purchase price which is accounted for as variable consideration. The Company estimates the amount of a portion of the variable consideration upon the closing of the real estate transaction based on an expected value methodology. The estimate of variable consideration is constrained to the extent that it is not probable that a significant revenue reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.  The inputs used in the expected value model are current sales prices net of incentives, historical contingent price consideration receipts and sales contracts on similar properties.

Interest income - Bluegreen provides financing for a significant portion of its owned VOI sales.  Bluegreen recognizes interest income from financing VOI sales on the accrual method as earned based on the outstanding principal balance, interest rate and terms stated in each individual financing agreement.  Bluegreen’s notes receivable are carried at amortized cost less an allowance for loan losses. Interest income is suspended, and previously accrued but unpaid interest income is reversed, on all delinquent notes receivable when principal or interest payments are more than 90 days contractually past due and is not resumed until such loans are less than 90 days past due. As of March 31, 2018 and December 31, 2017, $15.8 million and $12.9 million, respectively, of Bluegreen’s VOI notes receivable were more than 90 days past due, and accordingly, consistent with its policy, are not accruing interest income.  After 120 days, Bluegreen’s VOI notes receivable are generally written off against the allowance for loan losses.

Interest income from loans receivable originated by BBX Capital is recognized on accruing loans when management determines that it is probable that all of the principal and interest will be collected in accordance with the loan’s contractual terms.  Interest income is recognized on non-accrual loans on a cash basis. Loans receivable are included in other assets in the Company’s statement of financial condition.

Net gains on sales of assets –  Net gains on sales of assets represents sales of assets to non-customers.  Gains (or losses) are recognized from sales to non-customers when the control of the asset has been transferred to the buyer, which generally occurs when title passes to the buyer.

Other revenue – Other revenue  is  primarily rental income from properties under operating leases. Rental income is recognized as rents become due and rental payments received in advance are deferred until earned.

Disaggregated Revenue - Revenue disaggregated by category was as follows (in thousands):

	For the Three Months Ended March 31,
	2018	2017
Sales of VOIs	$56,141	54,236
Fee-based sales commissions	45,854	45,154
Other fee-based services	23,952	22,027
Cost reimbursements	16,200	14,670
Resort title fees	2,689	2,817
Rental revenue	1,383	1,277
Trade sales - wholesale	18,365	21,863
Trade sales - retail	20,013	1,476
Sales of real estate inventory	6,409	-
Revenue from customers	191,006	163,520
Interest income	21,917	21,155
Net gains (losses) on sales of assets	4,070	(198)
Other revenue	1,049	957
Total revenues	$218,042	185,434

3.    Consolidated Variable Interest Entities

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

In these securitizations, Bluegreen generally retains a portion of the securities and continues to service the securitized notes receivable. Under these arrangements, the cash payments received from obligors on the receivables sold are generally applied monthly to pay fees to service providers, make interest and principal payments to investors, and fund required reserves, if any, with the remaining balance of such cash retained by Bluegreen; however, to the extent the portfolio of receivables fails to satisfy specified performance criteria (as may occur due to, among other things, an increase in default rates or credit loss severity) or other trigger events occur, the funds received from obligors are required to be distributed on an accelerated basis to investors. Depending on the circumstances and the transaction, the application of the accelerated payment formula may be permanent or temporary until the trigger event is cured. As of March 31, 2018, Bluegreen was in compliance with all material terms under its securitization transactions, and no trigger events had occurred.

In accordance with applicable accounting guidance for the consolidation of VIEs, Bluegreen analyzes its variable interests, which may consist of loans, servicing rights, guarantees, and equity investments, to determine if an entity in which Bluegreen has a variable interest is a VIE. The analysis includes a review of both quantitative and qualitative factors. Bluegreen bases its quantitative analysis on the forecasted cash flows of the entity. Bluegreen bases its qualitative analysis on the structure of the entity, including its decision-making ability and authority with respect to the entity, and relevant financial agreements. Bluegreen also uses a qualitative analysis to determine if Bluegreen must consolidate a VIE as the primary beneficiary. In accordance with applicable accounting guidance, Bluegreen has determined these securitization entities to be VIEs of which Bluegreen is primary beneficiary and, therefore, Bluegreen consolidates the entities into its financial statements.

Under the terms of certain VOI note sales, Bluegreen has the right to repurchase or substitute a limited amount of defaulted notes for new notes at the outstanding principal balance plus accrued interest.  Voluntary repurchases and substitutions by Bluegreen of defaulted notes during the three months ended March 31, 2018 and 2017 were $1.7 million and $3.3 million, respectively.  Bluegreen’s maximum exposure to loss relating to its non-recourse securitization entities is the difference between the outstanding VOI notes receivable and the notes payable, plus cash reserves and any additional residual interest in future cash flows from collateral.

Information related to the assets and liabilities of Bluegreen’s consolidated VIEs included in the Company’s condensed consolidated statements of financial condition is set forth below (in thousands):

	March 31,	December 31,
	2018	2017
Restricted cash	$21,240	19,488
Securitized notes receivable, net	294,357	279,188
Receivable backed notes payable - non-recourse	327,024	336,421

The restricted cash and the securitized notes receivable balances disclosed in the table above are restricted to satisfy obligations of the VIEs.

4.    Notes Receivable

The table below provides information relating to Bluegreen’s notes receivable and related allowance for loan losses as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31,	December 31,
	2018	2017
Notes receivable:
VOI notes receivable - non-securitized	$164,974	184,971
VOI notes receivable - securitized	380,642	364,349
Notes receivable secured by homesites (1)	1,198	1,329
Gross notes receivable	546,814	550,649
Allowance for loan losses - non-securitized	(36,292)	(38,497)
Allowance for loan losses - securitized	(86,285)	(85,161)
Allowance for loan losses – homesites (1)	(120)	(133)
Notes receivable, net	$424,117	426,858
Allowance as a % of gross notes receivable	22%	22%

(1)	Notes receivable secured by homesites were originated through a business, substantially all of the assets of which were sold by Bluegreen in 2012.

The weighted-average interest rate on Bluegreen’s notes receivable was 15.3% at both March 31, 2018 and December 31, 2017, respectively. Bluegreen’s VOI notes receivable bear interest at fixed rates.

Credit Quality of Notes Receivable and the Allowance for Loan Losses

Bluegreen holds large amounts of homogeneous VOI notes receivable and assesses uncollectibility based on pools of receivables.  In estimating variable considerations, Bluegreen’s management does not use a single primary indicator of credit quality but instead evaluates its VOI notes receivable based upon a static pool analysis that incorporates the aging of the respective receivables, default trends and prepayment rates by origination year, as well as the FICO scores of the borrowers.

The activity in Bluegreen’s allowance for loan losses (including notes receivable secured by homesites) was as follows (in thousands):

For the Three Months Ended
March 31,
2018
Balance, beginning of period	$123,791
Provision for loan losses	8,006
Write-offs of uncollectible receivables	(9,100)
Balance, end of period	$122,697

The following table shows the delinquency status of Bluegreen’s VOI notes receivable as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31,	December 31,
	2018	2017
Current	$520,383	525,482
31-60 days	5,113	6,088
61-90 days	4,353	4,897
> 90 days (1)	15,767	12,853
Total	$545,616	549,320

(1)

Includes $10.6 million and $7.6 million as of March 31, 2018 and December 31, 2017, respectively, related to VOI notes receivable that, as of such date, had defaulted, but the related VOI note receivable balance had not yet been charged off in accordance with the provisions of certain of Bluegreen's receivable-backed notes payable transactions.  These VOI notes receivable have been reflected in the allowance for loan losses.

5.     Trade Inventory

The Company’s trade inventory consists of the following as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31,	December 31,
	2018	2017
Raw materials	$3,316	3,320
Paper goods and packaging materials	808	865
Finished goods	20,553	19,717
Total Trade Inventory	$24,677	23,902

Trade inventory is measured at the lower of cost or market. Cost includes all costs of conversions, including materials, direct labor, production overhead, depreciation of equipment and shipping costs. Raw materials are stated at the lower of approximate cost, on a first-in, first-out or average cost basis, and market is determined by reference to replacement cost. Raw materials are not written down unless the goods in which they are incorporated are expected to be sold for less than cost, in which case, they are written down by reference to replacement cost of the raw materials. Finished goods and work in progress are stated at the lower of cost or market determined on a first-in, first-out or average cost basis.  Shipping and handling fees billed to customers are recorded as trade sales, and shipping and handling fees paid by the Company are recorded as cost of goods sold.

In valuing inventory, the Company makes assumptions regarding the write-downs required for excess and obsolete inventory based on judgments and estimates formulated from available information. The Company’s estimates for excess and obsolete inventory are based on historical and forecasted usage. Inventory is also examined for upcoming expiration and is written down where appropriate. There were no inventory write-downs for the three months ended March 31, 2018. Included in cost of trade sales for the three months ended March 31, 2017 was $0.4 million of inventory write-downs.

6.     VOI Inventory

Bluegreen’s VOI inventory consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Completed VOI units	$192,262	194,503
Construction-in-progress	30,819	22,334
Real estate held for future VOI development	67,883	64,454
Total VOI Inventory	$290,964	281,291

7.    Real Estate

Real estate consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Real estate held-for-sale
Land	$22,137	20,528
Rental properties	-	6,181
Residential single-family	840	1,119
Other	829	-
Total real estate held-for-sale	23,806	27,828

Real estate held-for-investment
Land	10,856	13,066
Other	-	839
Total real estate held-for-investment	10,856	13,905

Real estate inventory	24,817	26,803
Total real estate	$59,479	68,536

0

8.     Investments in Unconsolidated Real Estate Joint Ventures

As of March 31, 2018, the Company had equity interests in 16 unconsolidated real estate joint ventures involved in the development of single-family master planned communities, multifamily apartment facilities and retail centers.  Investments in unconsolidated real estate joint ventures are accounted for as unconsolidated variable interest entities.  See Note 3 for information regarding the Company’s investments in consolidated variable interest entities.

The Company had the following investments in unconsolidated real estate joint ventures (in thousands):

	March 31,	December 31,	BBX Capital
Investment in unconsolidated real estate joint ventures	2018	2017	% Ownership
Altis at Kendall Square, LLC	$74	78	20.24%
Altis at Lakeline - Austin Investors LLC	4,114	4,156	33.74
New Urban/BBX Development, LLC	1,516	2,064	50.00
Sunrise and Bayview Partners, LLC	1,438	1,499	50.00
Hialeah Communities, LLC	206	473	57.00
PGA Design Center Holdings, LLC	835	1,862	40.00
CCB Miramar, LLC	1,225	1,225	35.00
Centra Falls, LLC	123	159	7.14
The Addison on Millenia Investment, LLC	5,828	5,933	48.00
BBX/S Millenia Blvd Investments, LLC	4,985	5,611	90.00
Altis at Bonterra - Hialeah, LLC	19,869	19,566	95.00
Altis at Shingle Creek Manager, LLC	364	338	2.50
Altis at Grand Central Capital, LLC	1,898	1,872	10.54
Centra Falls II, LLC	535	551	7.14
BBX/Label Chapel Trail Development, LLC	4,862	4,885	46.75
Altis Promenade Capital, LLC	969	962	5.00
Investments in unconsolidated real estate joint ventures	$48,841	51,234

9.     Debt

Notes Payable and Other Borrowings

The table below sets forth information regarding the notes payable and other borrowings (other than receivable-backed notes payable) of the Company as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31, 2018			December 31, 2017
			Carrying			Carrying
			Amount of			Amount of
	Debt	Interest	Pledged	Debt	Interest	Pledged
	Balance	Rate	Assets	Balance	Rate	Assets
Bluegreen:
2013 Notes Payable	$45,000	5.50%	$31,504	$46,500	5.50%	$29,403
Pacific Western Term Loan	2,706	7.03%	10,203	2,715	6.72%	9,884
Fifth Third Bank Note	4,018	4.66%	8,026	4,080	4.36%	8,071
NBA Line of Credit	484	4.91%	18,993	5,089	4.75%	15,260
Fifth Third Syndicated
Line of Credit	10,000	4.54%	81,071	20,000	4.27%	75,662
Fifth Third Syndicated
Term Loan	23,438	4.75%	25,335	23,750	4.32%	23,960
Unamortized debt
issuance costs	(1,882)		-	(1,940)		-
Total Bluegreen	$83,764		$175,132	$100,194		$162,240

Other:
Community Development
District Obligations	$18,078	4.50-6.00%	$24,817	$21,435	4.50-6.00%	$26,803
TD Bank Term Loan and
Line of Credit	13,689	4.66%	(1)	12,890	4.02%	(1)
Seller's Note	1,478	5.00%	(1)	1,471	5.00%	(1)
Iberia $50 million Revolving
Line of Credit	-	(3)	100,000	-	-	-
Iberia $5 million Line of Credit	4,020	4.42%	(1)	3,820	4.12%	(1)
Unsecured Note	3,400	6.00%	(2)	3,400	6.00%	(2)
Other	1,534	5.25%	$1,980	1,544	5.25%	$1,993
Unamortized debt
issuance costs	(639)			(640)
Total Other	$41,560			$43,920

Total Notes Payable and
Other Borrowings	$125,324			$144,114

(1)	The collateral is a blanket lien on the respective company’s assets.
(2)	BBX Capital is guarantor on the promissory note.
(3)	Interest accrues at a floating 30-day LIBOR plus a margin of 3.00% to 3.75%, or Prime rate plus a margin of 1.50% to 2.25%.

See Note 13 to the Company’s Consolidated Financial Statements included in the 2017 Annual Report for additional information regarding the above listed notes payable and other borrowings.

New debt issuances and significant changes related to notes payable and other borrowings during the three months ended March 31, 2018 are detailed below.  See Note 17 – Subsequent Events for information regarding the acquisition loan Bluegreen entered into in connection with its purchase of the Éilan Hotel & Spa during April 2018.

Iberia $50 million Revolving Line of Credit.  In March 2018, BBX Capital, BBX Sweet Holdings, Food for Thought Restaurant Group-Florida, LLC, BCC and Woodbridge, entered into a Loan and Security Agreement and related agreements with IberiaBank, as administrative agent and lender, and City National Bank of Florida, as lender, which provide for a $50.0 million revolving line of credit. Amounts borrowed under the facility will accrue interest at a floating rate of 30-day LIBOR plus a margin of 3.0% to 3.75% or the Prime Rate plus a margin of 1.50% to 2.25%. The applicable margin is based on BBX Capital’s debt to EBITDA ratio. Payments of interest only will be payable monthly. The facility matures, and all outstanding principal and interest will be payable, on March 6, 2020, with twelve month renewal options at BBX Capital’s request, subject to satisfaction of certain conditions. The facility is secured by a pledge of a percentage of BBX Capital’s membership interests in Woodbridge having a value of not less than $100.0 million. Borrowings under the facility may be used for business acquisitions, real estate investments, stock repurchases, letters of credit and general corporate purposes. Under the terms and conditions of the Loan and Security Agreement, we are required to comply with certain financial covenants, including maintaining minimum unencumbered liquidity and complying with financial ratios related to fixed charge coverage and debt to EBITDA. The Loan and Security Agreement also contains customary affirmative and negative covenants, including those that, among other things, limit the ability of BBX Capital and the other borrowers to incur additional indebtedness and to make certain loans and investments. In April 2018, the Company borrowed $30.0 million under the IberiaBank $50 million revolving line-of-credit.

Receivable-Backed Notes Payable

The table below sets forth information regarding Bluegreen’s receivable-backed notes payable facilities (dollars in thousands):

	March 31, 2018			December 31, 2017
			Principal			Principal
			Balance of			Balance of
			Pledged/			Pledged/
	Debt	Interest	Secured	Debt	Interest	Secured
	Balance	Rate	Receivables	Balance	Rate	Receivables
Recourse Receivable-Backed
Notes Payable:
Liberty Bank Facility	$22,375	5.00%	$27,395	$24,990	5.00%	$30,472
NBA Receivables Facility	47,312	4.40%	59,647	44,414	4.10%	53,730
Pacific Western Facility	16,623	6.30%	21,199	15,293	6.00%	19,516
Total	$86,310		$108,241	$84,697		$103,718

Non-Recourse Receivable-Backed
Notes Payable:
KeyBank/DZ Purchase Facility	$21,904	4.63%	$27,112	$16,144	4.31%	$19,866
Quorum Purchase Facility	21,689	4.75-6.90%	24,453	16,771	4.75-6.90%	18,659
2012 Term Securitization	21,058	2.94%	23,555	23,227	2.94%	25,986
2013 Term Securitization	34,627	3.20%	37,316	37,163	3.20%	39,510
2015 Term Securitization	54,667	3.02%	58,234	58,498	3.02%	61,705
2016 Term Securitization	77,979	3.35%	86,230	83,142	3.35%	91,348
2017 Term Securitization	100,846	3.12%	113,029	107,624	3.12%	119,582
Unamortized debt issuance costs	(5,746)		-	(6,148)		-
Total	$327,024		$369,929	$336,421		$376,656

Total Receivable-Backed Debt	$413,334		$478,170	$421,118		$480,374

Except as described below, there were no new debt issuances or significant changes related to the above listed facilities during 2018.

Liberty Bank Facility - Since 2008, Bluegreen has maintained a revolving VOI notes receivable hypothecation facility (the “Liberty Bank Facility”) with Liberty Bank which provides for advances on eligible receivables pledged under the Liberty Bank Facility, subject to specified terms and conditions, during a revolving credit period.  On March 12, 2018, Bluegreen amended and restated the Liberty Bank Facility to extend the revolving credit period from March 2018 to March 2020, extend the maturity date from November 2020 until March 2023, and amend the interest rate on borrowings as described below.  Subject to its terms and conditions, the Liberty Bank Facility provides for advances of (i) 85% of the unpaid principal balance of Qualified Timeshare Loans assigned to agent, and (ii) 60% of the unpaid principal balance of Non-Conforming Timeshare Loans assigned to agent, during the revolving credit period of the facility.  Maximum permitted outstanding borrowings under the Liberty Bank Facility are $50.0 million, subject to the terms of the facility. Through March 31, 2018, borrowings under the Liberty Bank Facility bore interest at the Wall Street Journal (“WSJ”) Prime Rate plus 0.50% per annum, subject to a 4.00% floor. Pursuant to the March 2018 amendment to the Liberty Bank Facility, effective April 1, 2018, all borrowings outstanding under the facility bear interest at an annual rate equal to the WSJ Prime Rate, subject to a 4.00% floor. Principal and interest due under the Liberty Bank Facility are paid as cash is collected on the pledged receivables, with the remaining balance being due upon maturity.

Quorum Purchase Facility - Bluegreen and Bluegreen/Big Cedar Vacations have a VOI notes receivable purchase facility (the “Quorum Purchase Facility”) with Quorum Federal Credit Union (“Quorum”), pursuant to which Quorum has agreed to purchase eligible VOI notes receivable in an amount of up to an aggregate $50.0 million purchase price, subject to certain conditions precedent and other terms of the facility. On April 6, 2018, the Quorum Purchase Facility was amended to extend the revolving purchase period from June 2018 to June 2020, and agreed to a fixed interest rate of 4.95% per annum on advances made through September 30, 2018.  The interest rate on advances made after September 30, 2018 will be set at the time of funding based on rates mutually agreed upon by all parties.  The amendment also reduced the loan purchase fee applicable to future advances from 0.50% to 0.25% and extended the maturity of the Quorum Purchase Facility from December 2030 to December 2032.  Of the amounts outstanding under the Quorum Purchase Facility at March 31, 2018, $2.9 million accrues interest at a rate per annum of 6.9%,  $2.7 million accrues interest at a rate per annum of 5.5%,  $6.9 million accrues interest at a rate per annum of 4.95%,  $3.2 million accrues interest at a rate per annum of 5.0%, and $6.0 million accrues interest at a rate per annum of 4.75%.  The Quorum Purchase Facility provides for an 85% advance rate on eligible receivables sold under the facility; however, Quorum can modify this advance rate on future purchases subject to the terms and conditions of the Quorum Purchase Facility. Eligibility requirements for VOI notes receivable sold include, among others, that the obligors under the VOI notes receivable sold be members of Quorum at the time of the note sale. Subject to performance of the collateral, Bluegreen or Bluegreen/Big Cedar Vacations, as applicable, will receive any excess cash flows generated by the receivables transferred to Quorum under the facility (excess meaning after payments of customary fees, interest and principal under the facility) on a pro-rata basis as borrowers make payments on their VOI notes receivable. While ownership of the VOI notes receivable included in the Quorum Purchase Facility is transferred and sold for legal purposes, the transfer of these VOI notes receivable is accounted for as a secured borrowing for financial reporting purposes. The facility is nonrecourse.

See Note 13 to the Company’s Consolidated Financial Statements included in the 2017 Annual Report for additional information regarding Bluegreen’s other receivable-backed notes payable facilities listed above.

Junior Subordinated Debentures

Junior subordinated debentures outstanding at March 31, 2018 and December 31, 2017 were as follows (in thousands):

	March 31,		December 31,
	2018		2017
		Effective		Effective		Initial
	Carrying	Interest	Carrying	Interest	Interest	Equity in	Issue	Maturity
Junior Subordinated Debentures	Amount	Rate	Amount (1)	Rate	Rate (1)	Trust (2)	Date	Date (3)
Levitt Capital Trust I ("LCT I")	$23,196	6.16%	$23,196	5.19%	LIBOR + 3.85%	$696	03/15/2005	03/01/2035
Levitt Capital Trust II ("LCT II")	19,878	5.67%	19,878	5.18%	LIBOR + 3.80%	928	05/04/2005	06/30/2035
Levitt Capital Trust III ("LCT III")	7,764	6.11%	7,764	5.14%	LIBOR + 3.80%	464	06/01/2006	06/30/2036
Levitt Capital Trust IV ("LCTIV")	15,464	6.11%	15,464	5.14%	LIBOR + 3.80%	464	07/18/2006	09/30/2036
Total Woodbridge	$66,302		$66,302			$2,552

Bluegreen Statutory Trust I	$23,196	7.21%	$23,196	6.59%	LIBOR + 4.90%	$696	03/15/2005	3/30/2035
Bluegreen Statutory Trust II	25,774	6.62%	25,774	6.23%	LIBOR + 4.85%	774	05/04/2005	7/30/2035
Bluegreen Statutory Trust III	10,310	6.62%	10,310	6.23%	LIBOR + 4.85%	310	05/10/2005	7/30/2035
Bluegreen Statutory Trust IV	15,464	7.16%	15,464	6.54%	LIBOR + 4.85%	464	04/24/2006	6/30/2036
Bluegreen Statutory Trust V	15,464	7.16%	15,464	6.54%	LIBOR + 4.85%	464	07/21/2006	9/30/2036
Bluegreen Statutory Trust VI	20,619	6.57%	20,619	6.18%	LIBOR + 4.80%	619	02/26/2007	4/30/2037
Total Bluegreen	$110,827		$110,827			$3,327

Unamortized debt
issuance costs	$(1,254)		$(1,272)
Purchase discount	(40,150)		(40,443)
Total Junior
Subordinated Debentures	$135,725		$135,414

(1)	LIBOR interest rates are indexed to three-month LIBOR and adjust quarterly.
(2)	Initial equity in the trust is recorded as part of other assets in the Consolidated Statements of Financial Condition.
(3)	All of the junior subordinated debentures were eligible for redemption as of March 31, 2018 and December 31, 2017.

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

During January 2017, Woodbridge purchased approximately $11.1 million of LCTII trust preferred securities for $6.7 million and purchased approximately $7.7 million of LCTIII trust preferred securities for $4.7 million, and in February 2017, Woodbridge delivered the purchased securities to the respective trusts in exchange for the cancellation of $11.1 million of Woodbridge’s junior subordinated debentures held by LCTII and $7.7 million of Woodbridge’s junior subordinated debentures held by LCTIII.  As a result, in February 2017, Woodbridge recognized a $6.9 million gain associated with the cancellation of the notes, which is included in “Net gains on cancellation of junior subordinated debentures” in the Company’s Condensed Consolidated Statements of Operations for the three months ended March 31, 2017.

See Note 13 to the Company’s Consolidated Financial Statements included in the 2017 Annual Report for additional information regarding the Company’s junior subordinated debentures.

As of March 31, 2018, BBX Capital and its subsidiaries were in compliance with all financial debt covenants under its debt instruments. As of March 31, 2018, Bluegreen had availability of approximately $221.9 million under its receivable-backed purchase and credit facilities, inventory lines of credit and corporate credit line, subject to eligible collateral and the terms of the facilities, as applicable. As of March 31, 2018, availability under other BBX Capital revolving lines of credit was approximately $52.9 million.

10.    Income Taxes

BBX Capital and its subsidiaries file a consolidated federal income tax return and income tax returns in various state and foreign jurisdictions.  The Company’s effective income tax rate was 33% during the three months ended March 31, 2018 compared to 42% during the same period in 2017.  The reduction in the effective income tax rate for the three months ended March 31, 2018 compared to the same period in 2017 reflects the reduction in the federal corporate tax rate from 35% to 21% commencing on January 1, 2018 based on the enactment of the Tax Cuts and Jobs Act on December 22, 2017, partially offset by limitations in the deductibility of executive compensation.  The Company’s effective tax rate was applied to income before income taxes reduced by net income attributable to non-controlling interests for joint ventures taxed as partnerships.

Effective income tax rates for interim periods are based upon the Company’s current estimated annual rate.  The Company’s annual effective income tax rate varies based upon the estimate of taxable earnings as well as the mix of taxable earnings in the various states in which the Company operates.

The Company recorded a provisional tax benefit of $45.3 million for the impact of the Tax Cuts and Jobs Act in its Consolidated Statements of Operations for the year ended December 31, 2017.  This tax benefit was comprised of the remeasurement of the Company’s federal net deferred tax liabilities resulting from the permanent reduction in the corporate tax rate from 35% to 21%. The impact of the Tax Cuts and Jobs Act may differ, possibly materially, from the provisional amounts recorded due to among other things, additional analysis, changes in interpretations and assumptions made by the Company, and additional regulatory guidance that may be issued.  Any such revisions will be treated in accordance with the measurement period guidance outlined in SAB 118 and ASU 2018-05.  As such, the Company expects to complete its analysis no later than December 2018.

11.    Commitments and Contingencies

In the ordinary course of business, BBX Capital and its subsidiaries are parties to lawsuits as plaintiff or defendant involving its operations and activities. Bluegreen is subject to claims or proceedings from time to time relating to the purchase, sale, marketing, or financing of VOIs or other business activities.  Bluegreen is also subject to certain matters relating to the Bluegreen Communities’ business, substantially all of the assets of which were sold by Bluegreen on May 4, 2012. Additionally, from time to time in the ordinary course of business,  the Company is involved in disputes with existing and former employees, vendors, taxing jurisdictions and various other parties, and Bluegreen also receives individual consumer complaints, as well as complaints received through regulatory and consumer agencies, including Offices of State Attorneys General. The Company takes these matters seriously and attempts to resolve any such issues as they arise.

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

In connection with the Eleventh Circuit Court of Appeals’ reversal of certain judgments in the first trial, which became final on January 31, 2017, and the resolution of the matter in favor of BCC and Mr. Levan in the second trial, BBX Capital received legal fees and costs reimbursements from its insurance carrier for the three months ended March 31, 2017 of approximately $5.0 million as well as the release of the $4.6 million penalty assessed against BCC in the first trial. The legal fees and costs reimbursements and the release of the penalty for the three months ended March 31, 2017 are reflected in the Company’s Condensed Consolidated Statement of Operations in “Litigation Costs and penalty reimbursements”.

The following is a description of certain ongoing litigation matters:

In Re BCC Merger Shareholder Litigation

On August 10, 2016, Shiva Stein filed a lawsuit against the Company, BBX Merger Sub, LLC, BCC and the members of BCC’s board of directors, which seeks to establish a class of BCC’s shareholders and challenges the Merger.  The plaintiff asserts that the Merger consideration undervalues BCC and is unfair to BCC’s public shareholders, that the sales process was unfair and that BCC’s directors breached their fiduciary duties of care, loyalty and candor owed to the public shareholders of BCC because, among other reasons, they failed to take steps to maximize the value of BCC to its public shareholders and instead diverted consideration to themselves. The lawsuit also alleges that BBX Capital, as the controlling shareholder of BCC, breached its fiduciary duties of care, loyalty and candor owed to the public shareholders of BCC by utilizing confidential, non-public information to formulate the Merger consideration and not acting in the best interests of BCC’s public shareholders. In addition, the lawsuit includes a cause of action against BCC, the Company and Merger Sub for aiding and abetting the alleged breaches of fiduciary duties. The lawsuit requested that the court grant an injunction blocking the proposed Merger or, if the proposed Merger is completed, rescind the transaction or award damages as determined by the court.  On September 15, 2016, Defendants filed a Motion to Dismiss the amended complaint. On November 21, 2016, the Court issued an order granting the Motion to Dismiss with prejudice. Plaintiff appealed the Court’s order dismissing the amended complaint to the Fourth District Court of Appeals, and on March 21, 2018, the Fourth District Court of Appeals issued an opinion affirming the dismissal of the action.

Bluegreen Litigation

Commencing in 2015, it came to Bluegreen’s attention that its collection efforts with respect to its VOI notes receivable were being impacted by a then emerging industry-wide trend involving the receipt of “cease and desist” letters from attorneys purporting to represent certain VOI owners. Following receipt of these letters, Bluegreen is unable to contact the owners unless allowed by law.  Bluegreen believes these attorneys have encouraged such owners to become delinquent and ultimately default on their obligations and that such actions and Bluegreen’s inability to contact the owners are a primary contributor to the increase in its annual default rates.  Bluegreen’s average annual default rates have increased from 6.9% in 2015 to 8.4% in 2018.  Bluegreen also estimates that approximately 13.3% of the total delinquencies on its VOI notes receivable as of March 31, 2018 related to VOI notes receivable subject to these letters.  Bluegreen has in a number of cases pursued, and may in the future pursue, legal action against the VOI owners.

On August 24, 2016, Whitney Paxton and Jeff Reeser filed a lawsuit against Bluegreen Vacations Unlimited, Inc. (“BVU”), a wholly-owned subsidiary of Bluegreen, and certain of its employees (collectively, the “Defendants”), seeking to establish a class action of former and current employees of BVU and alleging violations of plaintiffs’ rights under the Fair Labor Standards Act of 1938 (the “FLSA”) and breach of contract. The lawsuit also claims that the

Defendants terminated plaintiff Whitney Paxton as retaliation for her complaints about alleged violations of the FLSA. The lawsuit seeks damages in the amount of the unpaid compensation owed to the plaintiffs. During July 2017, a magistrate judge entered a report and recommendation that the plaintiffs’ motion to conditionally certify collective action and facilitate notice to potential class members be granted with respect to certain employees and denied as to others. During September 2017, the judge accepted the recommendation and granted preliminary approval of class certification. Based on that conditional class certification, all potential class members were provided Consent Forms to opt-in to the lawsuit, which opt-in period has since expired, and a set number of opt-ins has been determined. Class-wide discovery was subsequently served and plaintiffs filed a Motion for Protective Order which is pending. Bluegreen believes that the lawsuit is without merit and intends to vigorously defend the action.

On September 22, 2017, Stephen Potje, Tamela Potje, Sharon Davis, Beafus Davis, Matthew Baldwin, Tammy Baldwin, Arnor Lee, Angela Lee, Gretchen Brown, Paul Brown, Jeremy Estrada, Emily Estrada, Guillermo Astorga Jr., Michael Oliver, Carrie Oliver, Russell Walters, Elaine Walters, and Mike Ericson, individually and on behalf of all other similarly situated, filed a lawsuit against Bluegreen which asserted claims for alleged violations of the Florida Deceptive and Unfair Trade Practices Act and the Florida False Advertising Law. In the complaint, the plaintiffs alleged the making of false representations in connection with Bluegreen’s sales of VOIs, including representations regarding the ability to use points for stays or other experiences with other vacation providers, the ability to cancel VOI purchases and receive a refund of the purchase price and the ability to roll over unused points and that annual maintenance fees would not increase. The complaint sought to establish a class of consumers who, since the beginning of the applicable statute of limitations, purchased VOIs from Bluegreen, had their annual maintenance fees relating to Bluegreen VOIs increased, or were unable to roll over their unused points to the next calendar year. The plaintiffs sought damages in the amount alleged to have been improperly obtained by Bluegreen, as well as any statutory enhanced damages, attorneys’ fees and costs, and equitable and injunctive relief. On November 20, 2017, Bluegreen moved to dismiss the complaint and, in response, the plaintiffs filed an amended complaint dropping the claims relating to the Florida Deceptive and Unfair Trade Practices Act and adding claims for fraud in the inducement and violation of the Florida Vacation Plan and Timesharing Act. On March 20, 2018, the plaintiffs withdrew their motion for class action certification and on March 23, 2018, the court ordered dismissal of the lawsuit. On April 24, 2018, the plaintiffs filed a new lawsuit against Bluegreen for substantially the same claims, but only on behalf of the 18 named individuals and not as a class action. Bluegreen believes that the lawsuit is without merit and intends to vigorously defend the action

On January 4, 2018, Gordon Siu, individually and on behalf of all others similarly situated, filed a lawsuit alleging that Bluegreen and Choice Hotels violated California state privacy laws by recording and/or monitoring a telemarketing call to the plaintiff without his consent. The plaintiff claims the individual making the call requested that the plaintiff provide personal and private information and did not disclose that the call was being recorded until after making such request. The plaintiff seeks certification of a class of persons in California whose telephone conversations were monitored, recorded and/or eavesdropped upon without their consent by Bluegreen and/or Choice Hotels and damages of $5,000 per violation. Bluegreen believes that the lawsuit is without merit and intends to vigorously defend the action.

The following is a description of certain commitments, contingencies, and guarantees:

In lieu of paying maintenance fees for unsold VOI inventory, Bluegreen provides subsidies to certain homeowners’ associations to provide for funds necessary to operate and maintain vacation ownership properties in excess of assessments collected from owners of the VOIs. Bluegreen did not make any subsidy payments in connection with these arrangements during the three months ended March 31, 2018 or 2017.  As of March 31, 2018 and December 31, 2017, Bluegreen had $2.3 million and $0, respectively, accrued for such subsidies included in other liabilities in the Company’s condensed consolidated statements of financial condition, respectively. As of March 31, 2018, Bluegreen was providing subsidies to nine homeowners’ associations.

In October 2013, Bluegreen entered into an agreement to purchase from an unaffiliated third party completed VOI inventory at the Lake Eve Resort in Orlando, Florida over a five-year period. The total purchase commitment was $35.1 million. As of March 31, 2018,  $4.6 million remained payable under this agreement.

In August 2016, the Company entered into a severance arrangement with a former executive. Under the terms of the arrangement, the executive will receive $3.7 million over a three year period ending in August 2019. As of March 31, 2018,  the Company had a $1.4 million liability remaining under this arrangement.  Also during the second half of 2017, Bluegreen commenced an initiative designed to streamline their operations in certain areas to facilitate future growth. Such initiative resulted in $5.8 million of severance accrued as of December 31, 2017 and $0.7 million accrued as of March 31, 2018, included in other liabilities in the Company’s condensed consolidated statement of financial condition.

In September 2017, Bluegreen entered into an agreement with a former executive in connection with his retirement.  Pursuant to the terms of the agreement, Bluegreen agreed to make payments totaling approximately $2.9 million through March 2019. As of March 31, 2018, Bluegreen had a $2.1 million liability remaining under this agreement.

In March 2018, Bluegreen approved in principle the material terms of an Executive Leadership Incentive Plan (the “ELIP”), which is expected to provide for the grant of cash-settled performance units (“Performance Units”) and cash-settled stock appreciation rights (“SARs”) to participants in the ELIP.  It is contemplated that each participant will be granted award opportunities representing a percentage of his or her base salary (the “Target LTI”).  In the case of certain of Bluegreen’s executive officers, the award will be divided 30% to SARs and 70% to Performance Units.  For other participants, including Bluegreen’s senior vice presidents, certain vice presidents and certain other employees, the award will be 100% in Performance Units. Performance Units will represent the right of the recipient to receive a cash payment based on the achievement of levels of EBITDA and return on invested capital (“ROIC”) during a two-year period.  SARs granted under the ELIP, upon exercise after vesting, will entitle the holder to a cash payment in an amount equal to the excess of the market price of Bluegreen’s common stock on the date of exercise over the exercise price of the SAR. The SARs will vest in equal annual installments on the first, second and third anniversary of the date of grant and have a five-year term. As of March 31, 2018, Bluegreen had $1.0 million accrued for the ELIP included in other liabilities in the Company’s condensed consolidated statement of financial condition.

Bluegreen has an exclusive marketing agreement with Bass Pro, a nationally-recognized retailer of fishing, marine, hunting, camping and sports gear, that provides Bluegreen with the right to market and sell vacation packages at kiosks in each of Bass Pro’s retail locations and through other means. As of March 31, 2018, Bluegreen was selling vacation packages in 68 of Bass Pro’s stores and compensating Bass Pro based on VOI sales generated through the program. No compensation is paid to Bass Pro under the agreement on sales made at Bluegreen/Big Cedar Vacations’ resorts. During each of the three months ended March 31, 2018 and 2017, VOI sales to prospects and leads generated by the agreement with Bass Pro accounted for approximately 12% and 13%, respectively, of VOI sales volume. On October 9, 2017, Bass Pro advised Bluegreen that it believes the amounts paid to it as VOI sales commissions should not have been adjusted for certain purchaser defaults. Bluegreen previously had informed Bass Pro that the aggregate amount of such adjustments for defaults charged back to Bass Pro between January 2008 and June 2017 totaled approximately $4.8 million. Bluegreen continues to believe these chargebacks were appropriate and consistent with the terms and intent of the agreements with Bass Pro, and Bluegreen is continuing to discuss the matter with Bass Pro. On October 20, 2017, in order to demonstrate our good faith, Bluegreen paid and recognized an expense for this amount to Bass Pro pending a resolution of the matter in the ordinary course. Bluegreen has continued to make payments to Bass Pro as previously calculated and Bass Pro has accepted these payments. However, any change in the method of the calculation could adversely impact future marketing expenses.

The Company guarantees certain obligations of its wholly-owned subsidiaries and unconsolidated real estate joint ventures as follows:

•	BBX Capital is a guarantor of 50% of the outstanding balance of the Sunrise and Bayview Partners, LLC joint venture’s loan, which had an outstanding balance of $5.0 million as of March 31, 2018.
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

•

In October 2017, a wholly-owned subsidiary of the Company issued a $3.4 million unsecured note to the seller of real estate to the Chapel Trail joint venture in which the subsidiary has a 46.75% equity interest.  The unsecured note was part of the subsidiary’s initial capital contribution to the Chapel Trail real estate joint venture. The note is not secured by the joint venture property, and BBX Capital guarantees the repayment of the unsecured note.

•

In August 2015, BBX Sweet Holdings entered into a Loan and Security Agreement and related agreements with IberiaBank, which provide for borrowings by BBX Sweet Holdings of up to $5.0 million on a revolving basis. The facility is secured by the assets of BBX Sweet Holdings and its subsidiaries and is guaranteed by BBX Capital.

•

The Company’s wholly-owned subsidiary, Food for Thought Restaurant Group, LLC enters into lease agreements for MOD Super-Fast Pizza restaurants locations. As of March 31, 2018, the Company is a guarantor on two of the lease agreements with estimated future minimum rental payments of $1.2 million.

•

The Company’s wholly-owned subsidiary, Kencraft Confections, LLC, anticipates exiting its manufacturing facility in Utah during 2018. BBX Capital and BBX Sweet Holdings are guarantors on the lease, which has estimated future minimum rental payments of approximately $2.4 million as of March 31, 2018. The Company expects to recognize a lease liability when it ceases operations at the Utah facility.

12.    Redeemable 5% Cumulative Preferred Stock

As of December 31, 2017, the Company had outstanding 15,000 shares of 5% Cumulative Preferred Stock with a stated value of $1,000 per share.  During December 2013, the Company made a $5.0 million loan to the holders of the 5% Cumulative Preferred Stock. The loan was secured by 5,000 shares of the 5% Cumulative Preferred Stock, had a term of five years, accrued interest at a rate of 5% per annum, and provided for payments of interest only on a quarterly basis during the term of the loan, with all outstanding amounts being due and payable at maturity in December 2018.

On March 31, 2018, the Company and the holders of the 5% Cumulative Preferred Stock entered into a Preferred Stock Redemption Agreement under which the Company redeemed 5,000 shares of the 5% Cumulative Preferred Stock in exchange for the cancellation of the $5.0 million loan to the holders of the 5% Cumulative Preferred Stock.

As of March 31, 2018, the Company had outstanding 10,000 shares of 5% Cumulative Preferred Stock.

13.    Noncontrolling Interests and Redeemable Noncontrolling Interest

The following table summarizes the noncontrolling interests in the Company’s subsidiaries at March 31, 2018 and December 31, 2017 (in thousands):

	March 31,	December 31,
	2018	2017
Bluegreen (1)	$40,247	39,271
Bluegreen / Big Cedar Vacations (2)	45,627	43,021
Joint ventures and other	544	(238)
Total noncontrolling interests	$86,418	82,054

Included in the Company’s Condensed Consolidated Statements of Financial Condition as of March 31, 2018 and December 31, 2017 was $2.6 million and $2.8 million, respectively, of a  redeemable noncontrolling interest associated with IT’SUGAR.  The Company owns 90.4% of IT’SUGAR’s Class B Units and the remaining 9.6% of IT’SUGAR’s Class B Units represent a redeemable noncontrolling interest.

The following table summarizes the income recognized with respect to the Company’s subsidiaries attributable to noncontrolling interests for the three months ended March 31, 2018 and 2017 (in thousands):

	For the Three Months Ended
	March 31,
	2018	2017
Bluegreen (1)	$2,098	-
Bluegreen / Big Cedar Vacations (2)	2,607	2,647
Joint ventures and other	(145)	(10)
Net income attributable to noncontrolling interests	$4,560	2,637

(1)	Subsequent to Bluegreen’s IPO in November 2017, the Company owns 90% of Bluegreen.
(2)	Bluegreen has a joint venture arrangement pursuant to which it owns 51% of Bluegreen/Big Cedar Vacations.

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

Financial Disclosures about Fair Value of Financial Instruments

The following tables present information for consolidated financial instruments at March 31, 2018 and December 31, 2017 (in thousands):

			Fair Value Measurements Using
			Quoted prices
	Carrying		in Active	Significant
	Amount	Fair Value	Markets	Other	Significant
	As of	As of	for Identical	Observable	Unobservable
	March 31,	March 31,	Assets	Inputs	Inputs
	2018	2018	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$349,945	349,945	349,945	-	-
Restricted cash	48,386	48,386	48,386	-	-
Loans receivable (1)	7,634	9,183	-	-	9,183
Notes receivable, net	424,117	510,000	-	-	510,000

Financial liabilities:
Receivable-backed notes payable	$413,334	416,300	-	-	416,300
Notes payable and other borrowings	125,324	129,559	-	-	129,559
Junior subordinated debentures	135,725	130,500	-	-	130,500
Redeemable 5% cumulative preferred stock	9,232	9,053	-	-	9,053

			Fair Value Measurements Using
			Quoted prices
	Carrying		in Active	Significant
	Amount	Fair Value	Markets	Other	Significant
	As of	As of	for Identical	Observable	Unobservable
	December 31,	December 31,	Assets	Inputs	Inputs
	2017	2017	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$362,526	362,526	362,526	-	-
Restricted cash	46,721	46,721	46,721	-	-
Loans receivable (1)	19,454	21,125	-	-	21,125
Notes receivable, net	426,858	525,000	-	-	525,000
Notes receivable from preferred
shareholders (1)	5,000	5,000	-	-	5,000

Financial liabilities:
Receivable-backed notes payable	$421,118	425,900	-	-	425,900
Notes payable and other borrowings	144,114	149,438	-	-	149,438
Junior subordinated debentures	135,414	132,000	-	-	132,000
Redeemable 5% cumulative preferred stock	13,974	13,977	-	-	13,977

(1)	Included in other assets in the Company’s Condensed Consolidated Statements of Financial Condition as of March 31, 2018 and December 31, 2017.

Management has made estimates of fair value that it believes to be reasonable.  However, because there is no active market for many of these financial instruments, the fair value of these financial instruments has been derived using the income approach technique with Level 3 unobservable inputs. Estimates used in net present value financial models rely on assumptions and judgments regarding issues where the outcome is unknown, and actual results or values may differ significantly from these estimates. These fair value estimates do not consider the tax effect that would be associated with the disposition of the assets or liabilities at their fair value estimates. As such, the estimated value upon sale or disposition of the asset may not be received, and the estimated value upon disposition of the liability in advance of its scheduled maturity may not be paid.

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

The fair values of notes receivable and note receivable from preferred shareholders are estimated using Level 3 inputs and are based on estimated future cash flows considering contractual payments and estimates of prepayments and defaults, discounted at a market rate.

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

15.    Certain Relationships and Related Party Transactions

The Company may be deemed to be controlled by Alan B. Levan, the Company’s Chairman and Chief Executive Officer, and John E. Abdo, Vice Chairman of the Company. Together, Mr. Alan B. Levan and Mr. Abdo may be deemed to beneficially own shares of the Company’s Class A Common Stock and Class B Common Stock representing approximately 77% of the Company’s total voting power. Mr. Alan B. Levan serves as Chairman of the Board and Mr. Abdo serves as Vice-Chairman of the Board for Bluegreen.  Jarett S. Levan is President of the Company, a Director of Bluegreen, and son of Alan B. Levan.  Further, Seth M. Wise is Executive Vice President and Director of the Company and Bluegreen.

Currently, Woodbridge is a wholly-owned subsidiary of the Company and owns 90% of Bluegreen as of March 31, 2018.

During each of the three months ended March 31, 2018 and 2017, Bluegreen paid or reimbursed the Company $0.4 million for management advisory, risk management, administrative and other services.

The Company received $10.1 million of dividends from Bluegreen during the three months ended March 31, 2018.  Bluegreen did not pay dividends during the three months ended March 31, 2017.

During the three months ended March 31, 2018, Bluegreen paid $0.2 million for the acquisition of VOI inventory from a company whose President is the son of David L. Pontius, Bluegreen’s Executive Vice President and Chief Operating Officer.

In April 2015, pursuant to a Loan Agreement and Promissory Note, a wholly owned subsidiary of Bluegreen provided an $80.0 million loan to BBX Capital. Amounts outstanding on the loan bore interest at a rate of 10% per annum until July 2017 when the interest rate was reduced to 6% per annum. Payments of interest are required on a quarterly basis, with the entire $80.0 million principal balance and accrued interest being due and payable in April 2020. BBX Capital is permitted to prepay the loan in whole or in part at any time, and prepayments will be required, to the extent necessary, in order for Bluegreen or its subsidiaries to remain in compliance with covenants under outstanding indebtedness. During the three months ended March 31, 2018 and 2017, BBX Capital paid $1.2 million and $2.0 million,  respectively, of interest expense on the loan to Bluegreen. The interest expense was eliminated in consolidation in the Company’s consolidated financial statements.

On May 8, 2015, the Company,  BCC, Woodbridge, Bluegreen and their respective subsidiaries entered into an Agreement to Allocate Consolidated Income Tax Liability and Benefits pursuant to which, among other customary terms and conditions, the parties agreed to file consolidated federal tax returns. The parties calculate their respective income tax liabilities and attributes as if each of them were a separate filer.  If any tax attributes are used by another party to the agreement to offset its tax liability, the party providing the benefit will receive an amount for the tax benefits realized. During the three months ended March 31, 2018 and 2017, Bluegreen paid the Company $4.0 million and $10.5 million, respectively, pursuant to this agreement.

During each of the three months ended March 31, 2018 and 2017, the Company paid Abdo Companies, Inc. approximately $77,000 in exchange for certain management services. John E. Abdo, the Company’s Vice Chairman, is the principal shareholder and Chief Executive Officer of Abdo Companies, Inc.

Certain of the Company’s affiliates, including its executive officers, have independently made investments with their own funds in investments that the Company has sponsored or in which the Company holds investments.

16.    Segment Reporting

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

In the table for the three months ended March 31, 2018 and 2017, amounts set forth in the column entitled “Corporate Expenses & Other” include interest expense associated with Woodbridge’s trust preferred securities (“TruPs”), corporate overhead, the operations of the Company’s MOD Super-Fast Pizza franchise restaurants, and a controlling financial interest in a restaurant acquired in connection with a loan receivable default.  The Company opened two MOD Super-Fast Pizza franchise restaurants during the fourth quarter of 2017 and one location during the three months ended March 31, 2018. As of March 31, 2018, management determined that the restaurant operations did not warrant separate presentation as a reportable segment.

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

Renin

Renin manufactures interior closet doors, wall décor, hardware and fabricated glass products and operates through its headquarters in Canada and two manufacturing, assembly and distribution facilities in Canada and the United States. During the three months ended March 31, 2018 and 2017, total revenues for the Renin reportable segment include $8.5 million and $8.2 million, respectively, of trade sales to two major customers and their affiliates. Renin’s revenues generated outside the United States totaled $4.6 million and $6.3 million, respectively, for the three months ended March 31, 2018 and 2017. Renin’s properties and equipment located outside the United States totaled $2.2 million and $2.0 million, respectively, as of March 31, 2018 and 2017.

BBX Sweet Holdings

BBX Sweet Holdings consists of IT’SUGAR, Hoffman’s Chocolates, and manufacturing facilities in the chocolate and confection industries serving wholesalers such as boutique retailers, big box chains, department stores, national resort properties, corporate customers, and private label brands. IT’SUGAR is a specialty candy retailer currently with

96 locations in 25 states and Washington, D.C. and Hoffman’s Chocolates is a manufacturer of gourmet chocolates with retail locations in South Florida. BBX Sweet Holdings acquired IT’SUGAR in June 2017, and its results are not included in financial information for the three months ended March 31, 2017.

The table below sets forth the Company’s segment information as of and for the three months ended March 31, 2018 (in thousands):

	Reportable Segments
		BBX Capital			Corporate
		Real		BBX Sweet	Expenses &		Segment
	Bluegreen	Estate	Renin	Holdings	Other	Eliminations	Total
Revenues:
Sales of VOIs	$56,141	-	-	-	-	-	56,141
Fee-based sales commissions	45,854	-	-	-	-	-	45,854
Other fee-based services	28,024	-	-	-	-	-	28,024
Cost reimbursements	16,200	-	-	-	-	-	16,200
Trade sales	-		14,985	21,865	1,530	(2)	38,378
Sales of real estate inventory	-	6,409	-	-	-	-	6,409
Interest income	21,122	1,534	-	16	445	(1,200)	21,917
Net gains on sales of assets	-	4,069	1	-	-	-	4,070
Other revenue	181	739	-	19	279	(169)	1,049
Total revenues	167,522	12,751	14,986	21,900	2,254	(1,371)	218,042

Costs and Expenses:
Cost of VOIs sold	1,812	-	-	-	-	-	1,812
Cost of other fee-based services	17,411	-	-	-	-	-	17,411
Cost reimbursements	16,200	-	-	-	-	-	16,200
Cost of trade sales	-	-	12,150	14,681	607	(2)	27,436
Cost of real estate inventory sold	-	4,247	-	-	-	-	4,247
Interest expense	7,767	-	158	89	2,377	(1,200)	9,191
Recoveries from loan losses, net	-	(4,813)	-	-	-	-	(4,813)
Asset impairments, net	-	45	-	187	-	-	232
Selling, general and
administrative expenses	93,549	2,485	2,760	11,636	15,095	(169)	125,356
Total costs and expenses	136,739	1,964	15,068	26,593	18,079	(1,371)	197,072

Equity in net earnings of
unconsolidated real
estate joint ventures	-	1,280	-	-	-	-	1,280
Foreign exchange gain	-	-	52	-	-	-	52
Income (loss) before income taxes	$30,783	12,067	(30)	(4,693)	(15,825)	-	22,302

Total assets	$1,217,976	137,970	35,330	89,096	183,568	(81,671)	1,582,269

Expenditures for property
and equipment	$5,462	23	107	1,212	1,271	-	8,075
Depreciation and amortization	$2,927	91	289	1,394	227	-	4,928
Debt accretion and amortization	$1,018	-	-	52	19	-	1,089
Cash and cash equivalents	$167,845	6,421	-	7,332	168,347	-	349,945
Equity method investments	$-	48,841	-	-	-	-	48,841
Goodwill	$-	-	-	39,482	-	-	39,482
Receivable-backed notes payable	$413,334	-	-	-	-	-	413,334
Notes payable and other
borrowings	$83,764	20,858	13,689	7,013	80,000	(80,000)	125,324
Junior subordinated debentures	$70,677	-	-	-	65,048	-	135,725

The table below sets forth the Company’s segment information as of and for the three months ended March 31, 2017 (in thousands):

	Reportable Segments
		BBX Capital			Corporate
		Real		BBX Sweet	Expenses &		Segment
	Bluegreen	Estate	Renin	Holdings	Other	Eliminations	Total
Revenues:
Sales of VOIs	$54,236	-	-	-	-	-	54,236
Fee-based sales commissions	45,154	-	-	-	-	-	45,154
Other fee-based services	26,121	-	-	-	-	-	26,121
Cost reimbursements	14,670	-	-	-	-	-	14,670
Trade sales	-	-	17,217	6,122	-	-	23,339
Interest income	22,386	582	-	-	187	(2,000)	21,155
Net losses on sales of assets	-	(198)	-	-	-	-	(198)
Other revenue	(245)	1,091	-	8	243	(140)	957
Total revenues	162,322	1,475	17,217	6,130	430	(2,140)	185,434

Costs and Expenses:
Cost of VOIs sold	3,159	-	-	-	-	-	3,159
Cost of other fee-based services	16,107	-	-	-	-	-	16,107
Cost reimbursements	14,670	-	-	-	-	-	14,670
Cost of trade sales	-	-	13,856	5,740	-	-	19,596
Interest expense	7,644	-	79	85	3,016	(2,000)	8,824
Recoveries from loan losses, net	-	(3,094)	-	-	-	-	(3,094)
Asset recoveries, net	-	(13)	-	-	-	-	(13)
Net gains on cancellation of
junior subordinated debentures	-	-	-	-	(6,929)	-	(6,929)
Reimbursement of litigation
costs and penalty	-	-	-	-	(9,606)	-	(9,606)
Selling, general and
administrative expenses	89,835	2,531	2,781	3,388	14,911	(140)	113,306
Total costs and expenses	131,415	(576)	16,716	9,213	1,392	(2,140)	156,020

Equity in net earnings of
unconsolidated real
estate joint ventures	-	3,236	-	-	-	-	3,236
Foreign exchange gain	-	-	191	-	-	-	191
Income (loss) before income taxes	$30,907	5,287	692	(3,083)	(962)	-	32,841

Total assets	$1,118,296	191,538	29,913	31,355	126,982	(82,260)	1,415,824

Expenditures for property
and equipment	$3,028	115	587	71	98	-	3,899
Depreciation and amortization	$2,356	147	147	461	195	-	3,306
Debt accretion and amortization	$1,066	-	-	62	-	-	1,128
Cash and cash equivalents	$117,920	24,708	(158)	5,372	114,550	-	262,392
Equity method investments	$-	48,843	-	-	-	-	48,843
Goodwill	$-	-	-	6,731	-	-	6,731
Receivable-backed notes payable	$393,030	-	-	-	-	-	393,030
Notes payable and other
borrowings	$94,471	20,742	7,751	4,980	80,000	(80,000)	127,944
Junior subordinated debentures	$69,422	-	-	-	64,976	-	134,398

17.    Subsequent Events

In April 2018, BBX Capital completed a cash tender offer pursuant to which it purchased 6,486,486 shares of its Class A Common Stock at a purchase price of $9.25 per share for an aggregate purchase price of approximately $60.0 million.  The shares purchased in the tender offer represent approximately 7.6% of the total number of outstanding shares of BBX Capital’s Class A Common Stock and 6.3% of BBX Capital’s total issued and outstanding equity, which includes the issued and outstanding shares of BBX Capital’s Class B Common Stock, as of April 19, 2018. After giving effect to the purchase and cancellation of the shares, BBX Capital has approximately 79.2 million shares of Class A Common Stock outstanding.

In April 2018, Bluegreen purchased the Éilan Hotel & Spa in San Antonio, Texas for approximately $34.3 million.  In connection with the acquisition, Bluegreen entered into a non-revolving acquisition loan with ZB, N.A. (the “NBA Éilan Loan”), which provides for advances of up to $27.5 million, $24.3 million of which was used to fund the acquisition of the resort and up to an additional $3.2 million may be drawn upon to fund certain future improvement costs over a 12-month advance period. Principal payments will be effected through release payments from sales of VOIs at Éilan Hotel & Spa that serve as collateral for the NBA Éilan Loan, subject to a minimum amortization schedule, with the remaining balance due at maturity in April 2023. Borrowings under the NBA Éilan Loan bear interest at an annual rate equal to one month LIBOR plus 3.25%, subject to a floor of 4.75%.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward -Looking Statements

This document contains forward-looking statements based largely on current expectations of BBX Capital Corporation (referred to together with its subsidiaries as the “Company,” “we,” “us,” or “our,” and without its subsidiaries as “BBX Capital”) that involve a number of risks and uncertainties. All opinions, forecasts, projections, future plans or other statements, other than statements of historical fact, are forward-looking statements and can be identified by the use of words or phrases such as “plans,” “believes,” “will,” “expects,” “anticipates,” “intends,” “estimates,” “our view,” “we see,” “would” and words and phrases of similar import. The forward-looking statements in this document are also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and involve substantial risks and uncertainties. We can give no assurance that such expectations will prove to be correct. Actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements contained herein. Forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties that are subject to change based on factors which are, in many instances, beyond our control. When considering forward-looking statements, the reader should keep in mind the risks, uncertainties and other cautionary statements made in this report. The reader should not place undue reliance on any forward-looking statement, which speaks only as of the date made. This document also contains information regarding the past performance of the Company, its subsidiaries and their respective investments and operations, and the reader should note that prior or current performance is not a guarantee or indication of future performance. Future results could differ materially as a result of a variety of risks and uncertainties.

Some factors which may affect the accuracy of the forward-looking statements apply generally to the industries in which the Company operates, including the resort development and vacation ownership industries in which Bluegreen operates, the real estate development and construction industry in which BBX Capital Real Estate operates, the home improvement industry in which Renin Holdings, LLC (“Renin”) operates, and the confectionery industry in which BBX Sweet Holdings, LLC (“BBX Sweet Holdings”) operates.

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

•	The performance of entities in which the Company has made investments may not be profitable or achieve anticipated results;
•	Uncertainty associated with the Tax Cuts and Jobs Act and the impact it may have on the Company’s future results; and
•

The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) involves making estimates, judgments and assumptions, and any changes in estimates, judgments and assumptions used could have a material adverse impact on the financial condition and operating results of the Company or its subsidiaries.

With respect to Bluegreen, the risks and uncertainties include, but are not limited to:

•	Adverse trends or disruptions in economic conditions generally or in the vacation ownership, vacation rental and travel industries;
•	Adverse changes to, or interruptions in, business relationships, including the expiration or termination of Bluegreen’s management contracts, exchange networks or other strategic alliances;
•

The risks of the real estate market and the risks associated with real estate development, including a decline in real estate values and a deterioration of other conditions relating to the real estate market and real estate development;

•	Bluegreen’s ability to maintain an optimal inventory of vacation ownership interests (“VOIs”) for sale;
•	The availability of financing and Bluegreen’s ability to sell, securitize or borrow against its consumer loans;
•	Decreased demand from prospective purchasers of VOIs;
•	Adverse events (including weather) or trends in vacation destinations and regions where the resorts in Bluegreen’s network are located;
•

Bluegreen’s indebtedness may impact the Company’s financial condition and results of operations, and the terms of Bluegreen’s indebtedness may limit, among other things, its activities and ability to pay dividends, and Bluegreen may not comply with the terms of its indebtedness;

•	Changes in Bluegreen’s senior management;
•	Risks associated with changes in compliance with laws and regulations applicable to the vacation ownership industry;
•	Bluegreen’s ability to successfully implement its growth strategy or maintain or expand its capital light business relationships or activities;
•	Bluegreen’s ability to compete effectively in the highly competitive vacation ownership industry;
•	Risks associated with, and the impact of, regulatory examinations or audits of Bluegreen’s operations, and the costs associated with regulatory compliance;
•	Bluegreen’s customers’ compliance with their payment obligations under financing provided by Bluegreen, and the impact of defaults on Bluegreen’s operating results and liquidity position;
•	The ratings of third-party rating agencies, including the impact of any downgrade on Bluegreen’s ability to obtain, renew or extend credit facilities, or otherwise raise funds;
•

Changes in Bluegreen’s business model and marketing efforts, plans or strategies, which may cause marketing expenses to increase or adversely impact Bluegreen’s revenue, operating results and financial condition;

•	The impact of the resale market for VOIs on Bluegreen’s business, operating results and financial condition;
•

Risks associated with Bluegreen’s relationships with third-party developers, including that third-party developers who provide VOIs to be sold by Bluegreen pursuant to fee-based services or just-in-time arrangements may not provide VOIs when planned and that third-party developers may not fulfill their obligations to Bluegreen or to the homeowners associations that maintain the resorts they developed;

•

Risks associated with legal and other regulatory proceedings, including claims of noncompliance with applicable regulations or for development related defects, and the impact they may have on the Company’s financial condition and operating results;

•	Audits of Bluegreen’s or its subsidiaries’ tax returns, including that they may result in the imposition of additional taxes;
•	Environmental liabilities, including claims with respect to mold or hazardous or toxic substances, and their impact on our financial condition and operating results;
•	Bluegreen’s ability to maintain the integrity of internal or customer data, the failure of which could result in damage to our reputation and/or subject us to costs, fines or lawsuits;
•	Risks associated with the management of Bluegreen’s resorts;
•

Risks related to potential business expansion that Bluegreen may pursue, including that Bluegreen may not pursue such expansion when or to the extent anticipated or at all, and any such expansion may involve significant costs and the incurrence of significant indebtedness and may not be successful; and

•

The updating of, and developments with respect to, technology, including the cost involved in updating Bluegreen’s technology and the impact that any failure to keep pace with developments in technology could have on Bluegreen’s operations or competitive position.

With respect to BBX Capital Real Estate, the risks and uncertainties include, but are not limited to:

•

The impact of economic, competitive and other factors affecting BBX Capital Real Estate and its assets, including the impact of a decline in real estate values on BBX Capital Real Estate’s business and the value of its assets;

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

With respect to the Company’s investment activities in middle market operating businesses, the risks and uncertainties include, but are not limited to:

•

Risks that the business plans will not be successful and that investments in operating businesses and franchises may not achieve the returns anticipated or may not be profitable, including the risks associated with the operations and activities of Renin, BBX Sweet Holdings, and the Company’s pizza restaurant operations as a franchisee of MOD Super Fast Pizza LLC (“MOD Pizza”);

•

Risks that the integration of BBX Sweet Holdings’ acquisition of IT’SUGAR, LLC (“IT’SUGAR”) may not be completed on a timely basis, or as anticipated, and that the acquisition may not be advantageous and the Company may not realize the anticipated benefits of the acquisition;

•

Risks that the reorganization of certain BBX Sweet Holdings’ business entities and operations may not achieve anticipated operating efficiencies and that the implementation of strategic alternatives, including the sale or disposal of certain subsidiaries, will result in losses;

•	The amount and terms of indebtedness associated with acquisitions and operations may impact the Company’s financial condition and results of operations and limit the Company’s activities;
•	Continued operating losses and the failure of the acquired businesses to meet financial covenants may result in the Company making further capital contributions or advances to the acquired businesses;
•	The risk of impairment losses associated with declines in the value of the Company’s investments in operating businesses or the Company’s inability to recover its investments;
•	The risk of losses associated with excess and obsolete inventory and the risks of additional required reserves for lower of cost or market value losses in inventory;
•	The risk of trade receivable losses and the risks of charge-offs and required increases in the allowance for bad debts;
•	Risks associated with commodity price volatility; and

•	Renin’s operations expose the Company to foreign currency exchange risk of the U.S. dollar compared to the Canadian dollar.

In addition to the risks and factors identified above, reference is also made to the other risks and factors detailed in this report and the other reports filed by the Company with the SEC, including those disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Annual Report”). The Company cautions that the foregoing factors are not exclusive.

Critical Accounting Policies

For a discussion of critical accounting policies, see Note 2 to Company’s consolidated financial statements included in Item 1 of this report and “Critical Accounting Policies” in the Company’s 2017 Annual Report.

New Accounting Pronouncements

See Note 1 included under Item 1 of this report for a discussion of new accounting pronouncements applicable to the Company.

Overview

BBX Capital is a Florida-based diversified holding company with investments in Bluegreen Vacations Corporation (“Bluegreen”), real estate and real estate joint ventures, and middle market operating businesses. Bluegreen is a sales, marketing and management company focused on the vacation ownership industry. The Company’s real estate investments include real estate joint ventures and the acquisition, development, ownership, financing, and management of real estate. The Company’s investments in middle market operating businesses include Renin, a company that manufactures products for the home improvement industry, investments in confectionery businesses through its wholly-owned subsidiary, BBX Sweet Holdings, and more recently, its activities as a franchisee of MOD Pizza.

On December 15, 2016, the Company completed the acquisition of all the outstanding shares of the former BBX Capital Corporation (“BCC”) not previously owned by the Company, and following the transaction, BBX Capital changed its name from BFC Financial Corporation to BBX Capital Corporation. The acquisition was consummated by the merger of BCC into a wholly-owned subsidiary of BBX Capital. As a consequence of the merger, BCC is now a wholly-owned subsidiary of BBX Capital.

Prior to the fourth quarter of 2017, Woodbridge Holdings, LLC (“Woodbridge”), a wholly-owned subsidiary of BBX Capital, owned 100% of Bluegreen. During the fourth quarter of 2017, Bluegreen completed an initial public offering (“IPO”) of its common stock by selling to the public 3,736,723 Bluegreen shares and Woodbridge selling 3,736,722 Bluegreen shares as a selling shareholder. As a result of Bluegreen’s IPO, BBX Capital currently owns 90% of Bluegreen through Woodbridge.

The Company’s strategy is to build long-term shareholder value. Since many of the Company’s assets do not generate income on a regular or predictable basis, our objective continues to be long-term growth as measured by increases in book value and intrinsic value over time.

As of March 31, 2018, the Company had total consolidated assets of approximately $1.6 billion and shareholders’ equity of approximately $599.0 million. Net income attributable to shareholders for the three months ended March 31, 2018 and 2017 was approximately $11.1 million and $17.4 million, respectively.

Summary of Consolidated Results of Operations

Consolidated Results

The following summarizes key financial highlights for the three months ended March 31, 2018 compared to the same 2017 period:

•	Total consolidated revenues were $218.0 million, a 17.6% increase compared to 2017.
•	Income before income taxes was $22.3 million, a 32.1% decrease compared to 2017.
•	Net income attributable to common shareholders was $11.1 million, a 36.1% decrease compared to 2017.
•	Diluted earnings per share was $0.11 per diluted share, a $0.05 per share decrease compared to 2017.

The Company’s consolidated results for the three months ended March 31, 2018 were significantly impacted by the following events:

•

In June 2017, BBX Sweet Holdings acquired IT’SUGAR, a specialty candy retailer with 95 locations in 26 states and Washington, DC, for a purchase price of $58.4 million, net of cash acquired. The acquisition of IT’SUGAR contributed revenues of $16.7 million and a loss before taxes of $1.9 million during the first quarter of 2018, with the net loss for the period reflecting the seasonal nature of IT’SUGAR’s trade sales.

•

BBX Capital Real Estate recognized $8.9 million in net gains on sales of assets and recoveries from loan losses associated with its legacy assets and $2.2 million in pre-tax profits from the sale of 83 developed lots at its Beacon Lake Community development in St. Johns County, Florida.

•	The reduction in the corporate income tax rate from 35% to 21% associated with the enactment of the Tax Cuts and Jobs Act effective January 1, 2018.

The Company’s consolidated results for the three months ended March 31, 2017 were significantly impacted by the following events:

•	Woodbridge purchased and cancelled $18.8 million of its junior subordinated debentures, which resulted in the recognition of a $6.9 million net gain on cancellation of debt;
•

BBX Capital received reimbursements of legal fees and costs from its insurance carrier and the release of a penalty held in escrow associated with the resolution of the Securities and Exchange Commission civil litigation, which resulted in a $9.6 million reduction to total costs and expenses for the period;

•

BBX Capital Real Estate recognized $3.1 million in recoveries from loan losses associated with its legacy assets and $3.3 million in equity earnings from the CC Homes Bonterra joint venture, which completed its development of a 394 single-family home community in 2017.

Segment Results

We currently report the results of our business activities through the following reportable segments: Bluegreen, BBX Capital Real Estate, Renin and BBX Sweet Holdings.

Information regarding income before income taxes by reportable segment for the three months ended March 31, 2018  and 2017 is set forth in the table below (in thousands):

	For the Three Months Ended March 31,
	2018	2017	Change
Bluegreen	$30,783	30,907	(124)
BBX Capital Real Estate	12,067	5,287	6,780
Renin	(30)	692	(722)
BBX Sweet Holdings	(4,693)	(3,083)	(1,610)
Corporate Expenses & Other	(15,825)	(962)	(14,863)
Income before income taxes	22,302	32,841	(10,539)
Provision for income taxes	(6,600)	(12,764)	6,164
Net income	15,702	20,077	(4,375)
Less: Net income attributable to noncontrolling interests	4,560	2,637	1,923
Net income attributable to shareholders	$11,142	17,440	(6,298)

Bluegreen Reportable Segment

Executive Overview

Bluegreen is a leading vacation ownership company that markets and sells VOIs and manages resorts in top leisure and urban destinations. Bluegreen’s resort network includes 43 Club Resorts (resorts in which owners in its Vacation Club have the right to use most of the units in connection with their VOI ownership) and 24 Club Associate Resorts (resorts in which owners in its Vacation Club have the right to use a limited number of units in connection with their VOI ownership). Bluegreen’s Club Resorts and Club Associate Resorts are primarily located in popular, high-volume, “drive-to” vacation locations, including Orlando, Las Vegas, Myrtle Beach and Charleston, among others. Through its points-based system, the approximately 212,000 owners in its Vacation Club have the flexibility to stay at units available at any of its resorts and have access to almost 11,000 other hotels and resorts through partnerships and exchange networks. Bluegreen has a robust sales and marketing platform supported by exclusive marketing relationships with nationally-recognized consumer brands, such as Bass Pro and Choice Hotels. These marketing relationships drive sales within its core demographic.

VOI Sales and Financing

Bluegreen’s primary business is the marketing and selling of deeded VOIs, developed either by Bluegreen or third parties. Customers who purchase these VOIs receive an annual allotment of points, which can be redeemed for stays at one of its resorts or at 11,000 other hotels and resorts available through partnerships and exchange networks. Historically, VOI companies have funded the majority of the capital investment in connection with resort development with internal resources and acquisition and development financing. In 2009, Bluegreen began selling VOIs on behalf of third-party developers and has successfully diversified from a business focused on capital-intensive resort development to a more flexible model with a balanced mix of developed and capital-light inventory. Bluegreen relationships with third-party developers enable it to generate fees from the sales and marketing of their VOIs without incurring the significant upfront capital investment generally associated with resort acquisition or development. While sales of acquired or developed inventory typically result in greater Adjusted EBITDA contribution, fee-based sales typically require no initial investment or development financing risk. Both acquired or developed VOI sales and fee-based VOI sales drive recurring, incremental and long-term fee streams by adding owners to its Vacation Club and new resort management contracts. In conjunction with its VOI sales, Bluegreen also generates interest income by originating loans to qualified purchasers. Collateralized by the underlying VOIs, Bluegreen’s loans are generally structured as 10-year, fully-amortizing loans with a fixed interest rate ranging from approximately 12% to 18% per annum. As of March 31, 2018, the weighted-average interest rate on its VOI notes receivable was 15.3%. In addition, Bluegreen earns fees for various other services including title and escrow services in connection with the closing of VOI sales, and for mortgage servicing and construction management services.

Resort Operations and Club Management

Bluegreen enters into management agreements with the HOAs that maintain most of the resorts in our Vacation Club and earn fees for providing management services to those HOAs and Bluegreen’s approximately 212,000 Vacation

Club owners. These resort management services include oversight of housekeeping services, maintenance, and certain accounting and administration functions. Bluegreen’s management contracts yield highly predictable, recurring cash flows and do not have the traditional risks associated with hotel management contracts that are linked to daily rate or occupancy. Bluegreen’s management contracts are typically structured as “cost-plus,” with an initial term of three years and automatic one-year renewals. In connection with the management services provided to the Vacation Club, Bluegreen manages the reservation system and provides owner, billing and collection services. Bluegreen has not lost any of the 43 Club Resort management contracts. In addition to resort and club management services, Bluegreen earns fees for various other services that produce revenue including construction management services for third-party developers.

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

Financing Revenue.  Represents interest income from the financing of VOI sales, which includes interest income and loan servicing fees. Bluegreen also earns fees from providing mortgage servicing to certain third-party developers relating to VOIs sold by them.

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

Principal Components of Expenses

Cost of VOIs Sold. Represents the cost at which Bluegreen’s owned VOIs sold during the period were relieved from inventory. In addition to inventory from Bluegreen’s developed VOI business, Bluegreen’s owned VOIs also include those that were acquired by Bluegreen under JIT and secondary market arrangements. Compared to the cost of Bluegreen’s developed VOI inventory, VOIs acquired in connection with JIT arrangements typically have a relatively higher associated cost of sales as a percentage of sales while those acquired in connection with secondary market arrangements typically have a lower cost of sales as a percentage of sales as secondary market inventory is generally obtained from HOAs at a significant discount to retail price. Cost of VOIs sold as a percentage of sales of VOIs varies between periods based on the relative costs of the specific VOIs sold in each period and the size of the point packages of the VOIs sold (primarily due to offered volume discounts, and taking into account consideration of cumulative sales to existing owners). Additionally, the effect of changes in estimates under the relative sales value method, including estimates of projected sales, future defaults, upgrades and incremental revenue from the resale of repossessed VOI inventory, are reflected on a retrospective basis in the period the change occurs. Cost of sales will typically be favorably impacted in periods where a significant amount of secondary market VOI inventory is acquired or actual defaults and equity trades are higher and the resulting change in estimate is recognized. While Bluegreen believes that there is additional inventory that can be obtained through the secondary market at favorable prices in the future, there can be no assurance that such inventory will be available as expected.

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

Financing Expense. Represents financing interest expense related to Bluegreen’s receivable-backed debt and amortization of the related debt issuance costs and expenses incurred in providing financing and servicing loans, including administrative costs associated with mortgage servicing activities for Bluegreen’s loans and the loans of certain third-party developers. Mortgage servicing activities include, amongst other things, payment processing, reporting and collections.

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

Key Business and Financial Metrics and Terms Used by Management

Sales of VOIs.  Represent sales of Bluegreen’s owned VOIs, including developed VOIs, and those acquired through JIT and secondary market arrangements, reduced by equity trade allowances and provision for loan losses. In addition to the factors impacting system-wide sales of VOIs (as described below), sales of VOIs are impacted by the proportion of system-wide sales of VOIs sold on behalf of third-parties on a commission basis, which are not included in sales of VOIs.

System-wide Sales of VOIs.  Represents all sales of VOIs, whether owned by Bluegreen or a third party immediately prior to the sale. Sales of VOIs owned by third parties are transacted as sales of VOIs in Bluegreen’s Vacation Club through the same selling and marketing process used to sell Bluegreen’s VOI inventory.  Bluegreen considers system-wide sales of VOIs to be an important operating measure because it reflects all sales of VOIs by Bluegreen’s sales and marketing operations without regard to whether Bluegreen or a third party owned such VOI inventory at the time of sale. System-wide sales of VOIs is not a recognized term under GAAP and should not be considered as an alternative to sales of VOIs or any other measure of financial performance derived in accordance with GAAP or to any other method of analyzing our results as reported under GAAP.

Guest Tours.  Represents the number of sales presentations given at Bluegreen’s sales centers during the period.

Sale to Tour Conversion Ratio.  Represents the rate at which guest tours are converted to sales of VOIs and is calculated by dividing the number of sales transactions by the number of guest tours.

Average Sales Volume Per Guest (“VPG”).  Represents the sales attributable to tours at Bluegreen’s sales locations and is calculated by dividing VOI sales by guest tours. Bluegreen considers VPG to be an important operating measure because it measures the effectiveness of Bluegreen’s sales process, combining the average transaction price with the sale-to-tour conversion ratio.

EBITDA. Bluegreen defines EBITDA as earnings, or net income, before taking into account interest income (excluding interest earned on VOI notes receivable), interest expense (excluding interest expense incurred on debt secured by VOI notes receivable), income and franchise taxes, and depreciation and amortization.  For the purposes of the EBITDA calculation, no adjustments were made for interest income earned on VOI notes receivable or the interest expense incurred on debt that is secured by such notes receivable because they are both considered to be part of the operations of Bluegreen’s business.

Adjusted EBITDA.  Bluegreen defines Adjusted EBITDA as EBITDA adjusted for amounts attributable to the non-controlling interest in Bluegreen/Big Cedar Vacations (in which Bluegreen owns a 51% interest) and items that Bluegreen believes are not representative of ongoing operating results.

Bluegreen considers EBITDA and Adjusted EBITDA to be an indicator of its operating performance, and they are used by Bluegreen to measure its ability to service debt, fund capital expenditures and expand its business. EBITDA is also used by companies, lenders, investors and others because it excludes certain items that can vary widely across different industries or among companies within the same industry. For example, interest expense can be dependent on a company’s capital structure, debt levels and credit ratings. Accordingly, the impact of interest expense on earnings can vary significantly among companies. The tax positions of companies can also vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the jurisdictions in which they operate. As a result, effective tax rates and provision for income taxes can vary considerably among companies. EBITDA also excludes depreciation and amortization because companies utilize productive assets of different ages and use different methods of both acquiring and depreciating productive assets. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies.

Bluegreen considers Adjusted EBITDA to be a useful supplemental measure of Bluegreen’s operating performance that facilitates the comparability of historical financial periods.

EBITDA and Adjusted EBITDA are not recognized terms under GAAP and should not be considered as an alternative to net income (loss) or any other measure of financial performance or liquidity, including cash flow, derived in accordance with GAAP, or to any other method or analyzing Bluegreen’s results as reported under GAAP. The limitations of using EBITDA or Adjusted EBITDA as an analytical tool include, without limitation, that EBITDA or Adjusted EBITDA does not reflect (i) changes in, or cash requirements for, working capital needs; (ii) interest expense, or the cash requirements necessary to service interest or principal payments on indebtedness (other than as noted above); (iii) tax expense or the cash requirements to pay taxes; (iv) historical cash expenditures or future requirements for capital expenditures or contractual commitments; or (v) the effect on earnings or changes resulting from matters that Bluegreen considers not to be indicative of its future operations or performance. Further, although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements. In addition, Bluegreen’s definition of Adjusted EBITDA may not be comparable to definitions of Adjusted EBITDA or other similarly titled measures used by other companies.

Results of Operations

For the three months ended March 31, 2018 and 2017

Information regarding the results of operations for Bluegreen for the three months ended March 31, 2018 and 2017 is set forth below (dollars in thousands):

	For the Three Months Ended March 31,
	2018		2017
	Amount	% of System-wide sales of VOIs (5)	Amount	% of System-wide sales of VOIs (5)
Developed VOI sales (1)	$47,531	36%	$73,330	57%
Secondary market sales	76,289	57%	38,663	30%
Fee-based sales	68,684	52%	66,181	51%
JIT sales	3,369	3%	5,578	4%
Less: Equity trade allowances (6)	(63,029)	-48%	(54,126)	-42%
System-wide sales of VOIs	132,844	100%	129,626	100%
Less: Fee-based sales	(68,684)	-52%	(66,181)	-51%
Gross sales of VOIs	64,160	48%	63,445	49%
Provision for loan losses (2)	(8,019)	-12%	(9,209)	-15%
Sales of VOIs	56,141	42%	54,236	42%
Cost of VOIs sold (3)	(1,812)	-3%	(3,159)	-6%
Gross profit (3)	54,329	97%	51,077	94%
Fee-based sales commissions (4)	45,854	67%	45,154	68%
Financing revenue, net of
financing expense	13,355	10%	14,742	11%
Other fee-based services	44,224	33%	40,791	31%
Cost of other fee-based services	(31,094)	-23%	(29,103)	-22%
Net carrying cost of VOI inventory	(2,517)	-2%	(1,674)	-1%
Selling and marketing expenses	(65,683)	-49%	(67,252)	-52%
General and administrative expenses	(27,866)	-21%	(22,583)	-17%
Operating profit	30,602	23%	31,152	24%
Other income	181		(245)
Provision for income taxes	(7,201)		(10,611)
Net income	$23,582		$20,296

Adjustments for EBITDA:
Provision for income taxes	(7,201)		(10,611)
Income before taxes	30,783		30,907
Depreciation and amortization	2,927		2,356
Franchise taxes	81		27
Interest expense (other than interest
incurred on debt that is secured by
VOI notes receivable)	3,056		3,338
Interest income (other than interest
earned on VOI notes receivable)	(1,434)		(2,104)
EBITDA	35,413		34,524
Adjustments for Adjusted EBITDA:
Corporate realignment costs	476		-
(Gain) loss on assets held for sale	(20)		22
EBITDA attributable to
non-controlling interest in
Bluegreen/Big Cedar Vacations	(2,612)		(2,560)
Adjusted EBITDA	$33,257		$31,986

(1)

Developed VOI sales represent sales of VOIs acquired or developed by Bluegreen under its developed VOI business. Developed VOI sales do not include secondary market sales, fee-based sales or JIT sales.

(2)	Percentages for provision for loan losses are calculated as a percentage of gross sales of VOIs, which excludes fee-based sales (and not as a percentage of system-wide sales of VOIs).
(3)	Percentages for costs of VOIs sold and gross profit are calculated as a percentage of sales of VOIs (and not as a percentage of system-wide sales of VOIs).
(4)	Percentages for fee-based sales commissions are calculated as a percentage of fee-based sales (and not as a percentage of system-wide sales of VOIs).
(5)	Represents the applicable line item, calculated as a percentage of system-wide sales of VOIs, unless otherwise indicated in the above footnotes.
(6)	Equity trade allowances are amounts granted to customers upon trading in their existing VOIs in connection with the purchase of additional VOIs.

Bluegreen - For the three months ended March 31, 2018 compared to the three months ended March 31, 2017

Sales of VOIs.  Sales of VOIs were $56.1 million and $54.2 million during the three months ended March 31, 2018 and 2017, respectively. Gross sales of VOIs were reduced by $8.0 million and $9.2 million during the three months ended March 31, 2018 and 2017, respectively, for the provision for loan losses. The provision for loan losses varies based on the amount of financed, non-fee based sales during the period and changes in Bluegreen’s estimates of future notes receivable performance for existing and newly originated loans. Bluegreen’s provision for loan losses as a percentage of gross sales of VOIs was 12% and 15% during the three months ended March 31, 2018 and 2017, respectively. The percentage of Bluegreen’s sales which were realized in cash within 30 days from sale increased to 43% during the three months ended March 31, 2018 from 42% during the three months ended March 31, 2017. The decrease in the provision for loan loss is due to higher cash sales and the impact of prepayments (including equity trades) on prior years’ originations in the three months ended March 31, 2018 as compared to the 2017 period.  Bluegreen has in recent years experienced an increase in its default rates and believes that a significant portion of the default increase in recent years is due in part to the receipt of letters from attorneys who purport to represent certain VOI owners and who have encouraged such owners to become delinquent and ultimately default on their obligations. See Note 11 – Commitments and Contingencies” to the Company’s consolidated financial statements included in Item 1 of this report for additional information regarding such letters and actions taken by Bluegreen in connection with these letters. While Bluegreen believes its notes receivable are adequately reserved at this time, actual defaults may differ from the estimates and the reserve may not be adequate. In addition to the factors described below impacting system-wide sales of VOIs, sales of VOIs are impacted by the proportion of system-wide sales of VOIs sold on behalf of third parties on a commission basis, which are not included in sales of VOIs.

The average default rates and delinquency rates (more than 30 days past due) on Bluegreen’s VOI notes receivable were as follows:

	For the Twelve Months Ended March 31,
	2018	2017
Average annual default rates	8.35%	7.63%

	As of March 31,
	2018	2017
Delinquency rates	2.75%	2.91%

System-wide sales of VOIs.  System-wide sales of VOIs were $132.8 million and $129.6 million during the three months ended March 31, 2018 and 2017, respectively. This growth reflected an increase in the sale-to-tour conversion ratio, partially offset by a decrease in the average sales price per transaction and the number of marketing tours and the impact of weather-related challenges that caused the temporary closing of certain sales centers during the quarter, as well as trip cancellations due to weather that reduced marketing tours in many locations. The sale-to-tour conversion ratio increased by 14% for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. During 2017, Bluegreen began screening the credit qualifications of potential marketing guests, resulting in a higher VPG and a lower number of tours. Bluegreen believes its screening of marketing guests has resulted in improved efficiencies in its sales process; however, there is no assurance that such efficiencies will continue.

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

The following table sets forth certain information for system-wide sales of VOIs for the three months ended March 31, 2018 and 2017.

	For the Three Months Ended March 31,
	2018	2017	% Change
Number of sales offices at period-end	24	23	4%
Number of active sales arrangements with third-party clients at period-end	13	12	8%
Total number of VOI sales transactions	8,769	8,189	7%
Average sales price per transaction	$15,234	$15,940	-4%
Number of total guest tours	50,197	53,236	-6%
Sale-to-tour conversion ratio – total marketing guests	17.5%	15.4%	14%
Number of new guest tours	29,879	33,416	-11%
Sale-to-tour conversion ratio – new marketing guests	14.9%	12.6%	18%
Percentage of sales to existing owners	54.0%	51.5%	5%
Average sales volume per guest	$2,661	$2,452	9%

Cost of VOIs Sold.  During the three months ended March 31, 2018 and 2017, cost of VOIs sold was $1.8 million and $3.2 million, respectively, and represented 3% and 6%, respectively, of sales of VOIs. Cost of VOIs sold as a percentage of sales of VOIs varies between periods based on the relative costs of the specific VOIs sold in each period and the size of the point packages of the VOIs sold (due to offered volume discounts, including consideration of cumulative sales to existing owners).  Additionally, the effect of changes in estimates under the relative sales value method, including estimates of project sales, future defaults, upgrades and incremental revenue from the resale of repossessed VOI inventory, are reflected on a retrospective basis in the period the change occurs.  Therefore, cost of sales will typically be favorably impacted in periods where a significant amount of Secondary Market VOI inventory is acquired or actual defaults and equity trades are higher and the resulting change in estimate is recognized. During the first quarter of 2018, Bluegreen’s cost of sales benefited from approximately 36% of its VOI sales coming from a resort that it acquired in 2017 that had a relatively lower cost than its other VOIs.   Additionally, Bluegreen reacquired more VOIs through upgrades and mortgage defaults during the first quarter of 2018 than anticipated, which increased the expected sales value of VOIs.  Increases to the expected sales value of Bluegreen’s VOIs are recognized as a change in estimate through cost of sales.

Fee-Based Sales Commissions. During the three months ended March 31, 2018 and 2017, Bluegreen sold $68.7 million and $66.2 million, respectively, of third-party VOI inventory under commission arrangements and earned sales and marketing commissions of $45.9 million and $45.2 million, respectively, in connection with those sales. The increase in sales of third-party developer inventory on a commission basis during the 2018 period was due primarily to the factors described above related to the increase in system-wide sales of VOIs.  Bluegreen earned an average sales and marketing commission of 67% and 68% during the three months ended March 31, 2018 and 2017, respectively, which is net of a reserve for commission refunds in connection with early defaults and cancellations, pursuant to the terms of certain of its fee-based service arrangements.

Financing Revenue, Net of Financing Expense.  During the three months ended March 31, 2018 and 2017, financing revenue, net of financing expense was $13.4 million and $14.7 million, respectively. The decrease is a result of Bluegreen’s higher cost of borrowing and lower weighted average interest rates on VOI notes receivable, partially offset by an increase in Bluegreen’s VOI notes receivable portfolio, in connection with the introduction of “risk-based pricing” pursuant to which buyer’s interest rates are determined based on their FICO score at the point of sale.

Other Fee-Based Services.  During the three months ended March 31, 2018 and 2017, revenue from Bluegreen’s resort operations, club management and title operations was $44.2 million and $40.8 million, respectively, which was partially offset by expenses directly related to these operations of $31.1 million and $29.1 million, respectively.

Other fee-based services increased 8% during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. Bluegreen provides management services to the Vacation Club and to a majority of the HOAs of the resorts within the Vacation Club. In connection with its management services, Bluegreen also manages the Vacation Club reservation system, provides services to owners and performs billing and collection services to the Vacation Club and certain HOAs. The resort properties Bluegreen manages increased from 47 as of March 31, 2017 to 49 as of March 31, 2018 due to new resorts under management in Charleston, South Carolina and Banner Elk, North Carolina. Resort operations and club management revenues increased during the 2018 period compared to the 2017 period primarily as a result of such increase in the number of managed resorts. Additionally, Bluegreen generates revenues from its Traveler Plus program, food and beverage operations at the resorts, and other retail operations. Bluegreen also earns commissions from providing rental services to third parties and fees from managing the construction activities of certain of its fee based third-party developer clients.

During the three months ended March 31, 2018, cost of other fee-based services increased 7% as compared to the three months ended March 31, 2017. This increase is primarily due to the higher costs associated with programs provided to VOI owners and increased costs of providing management services as a result of the increase in the number of managed resorts.

Net Carrying Cost of VOI Inventory. The carrying cost of Bluegreen’s inventory was $5.6 million and $4.2 million during the three months ended March 31, 2018 and 2017, respectively, which was partly offset by rental and sampler revenues of $3.1 million and $2.5 million, respectively. The increase in carrying costs relates to maintenance fees and developer subsidies associated with its increase in VOI inventory.

Selling and Marketing Expenses.  Selling and marketing expenses were $65.7 million and $67.3 million during the three months ended March 31, 2018 and 2017, respectively.  As a percentage of system-wide sales of VOIs, selling and marketing expenses were 49% and 52% during the three months ended March 31, 2018 and 2017, respectively. Selling and marketing expenses vary as a percentage of sales from period to period based in part on the relative proportion of marketing methods utilized during such periods, most notably the percentage of sales to Bluegreen’s existing owners, which has a relatively lower cost compared to other methods. Existing owner sales increased to 54.0% of system-wide sales during the three months ended March 31, 2018 compared to 51.5% during the three months ended March 31, 2017. In addition, Bluegreen’s corporate realignment initiative commenced during the fourth quarter of 2017, as described in further detail in our 2017 Annual Report, reduced certain fixed selling and marketing expenses.  See also “Commitments” below for additional information regarding Bluegreen’s corporate realignment initiative.

General and Administrative Expenses.  General and administrative expenses were $27.9 million and $22.6 million during the three months ended March 31, 2018 and 2017, respectively. As a percentage of system-wide sales of VOIs, general and administrative expenses were 21% and 17% during the three months ended March 31, 2018 and 2017, respectively. The increase in the 2018 period was primarily due to higher executive leadership and long-term incentive compensation expense of $2.3 million, higher outside legal expenses of $1.4 million in connection with a new focus on defending against litigation which we believe to be frivolous, executive severance expense of $0.5 million related to the continuing corporate realignment activities commenced in December 2017 and $0.4 million for investor relations activities.

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

Current Trends and Developments

During the three months ended March 31, 2018, BBX Capital Real Estate continued its development of the Beacon Lake Community in St. Johns County, Florida with the closing of 83 developed lots to homebuilders. In addition, the ongoing projects associated with our unconsolidated joint venture investments continued to move forward, including the sale of a retail building by the PGA Design Center joint venture during the period. BBX Capital Real Estate remains focused on identifying additional investment opportunities and expanding its development pipeline.

While revenues and recoveries from loan losses associated with the legacy asset portfolio have generally been decreasing as a result of an overall decline in the outstanding balance of the portfolio, BBX Capital Real Estate generated significant activity in the portfolio during 2018, including the repayment and settlement of commercial nonaccrual loans and the sale of a student housing complex, resulting in increased income during the period.

Results of Operations

Information regarding the results of operations for BBX Capital Real Estate for the three months ended March 31, 2018 and 2017 is set forth below (dollars in thousands):

	For the Three Months Ended March 31,
	2018	2017	Change
Sales of real estate inventory	$6,409	-	6,409
Other revenues	6,342	1,475	4,867
Total revenues	12,751	1,475	11,276
Cost of real estate inventory sold	4,247	-	4,247
Recoveries from loan losses, net	(4,813)	(3,094)	(1,719)
Asset impairments (recoveries), net	45	(13)	58
Selling, general and			-
administrative expenses	2,485	2,531	(46)
Total costs and expenses	1,964	(576)	2,540
Equity in net earnings of unconsolidated
joint ventures	1,280	3,236	(1,956)
Income before income taxes	$12,067	5,287	6,780

BBX Capital Real Estate’s income before income taxes for the three months ended March 31, 2018 compared to the same 2017 period increased by $6.8 million, or 128.2%, primarily due to the following:

•	Net profits from the sale of 83 developed lots to homebuilders at the Beacon Lake Community development;
•

An increase in other revenues, including net gains on sales of assets and interest income, primarily due to the recognition of a $3.1 million net gain upon the sale of a student housing complex and $1.2 million of interest income collected from the payoff of a commercial nonaccrual loan; and

•	An increase in recoveries from loan losses associated with the repayment or settlement of various charged off loans; partially offset by
•

A net decrease in equity in earnings of unconsolidated joint ventures primarily due to the CC Homes Bonterra joint venture's completion of its development of a 394 single-family home community during late 2017, partially offset by the impact of the PGA Design Center joint venture’s sale of a retail building during 2018.

Renin Reportable Segment

Segment Description

Renin is engaged in the design, manufacture, and distribution of specialty doors, systems and hardware, and home décor products in the United States and Canada and operates through its headquarters in Canada and two manufacturing and distribution facilities in the United States and Canada.

Current Trends and Developments

During the three months ended March 31, 2018, Renin experienced a decline in trade sales as a result of various factors, including a decline in sales in its commercial channel as a result of the loss of certain customers and the impact of an increase of prices in its direct installation channel in an effort to improve the channel’s profitability.

Results of Operations

Information regarding the results of operations for Renin for the three months ended March 31, 2018 and 2017 is set forth below (dollars in thousands):

		For the Three Months Ended March 31,
(dollars in thousands)		2018	2017	Change
Trade sales and other revenues		$14,986	17,217	(2,231)
Cost of goods sold		(12,150)	(13,856)	1,706
Gross margin		2,836	3,361	(525)
Interest expense		158	79	79
Selling, general and
administrative expenses		2,760	2,781	(21)
Foreign exchange gain		(52)	(191)	139
Total costs and expenses		2,866	2,669	197
Income (loss) before income taxes		$(30)	692	(722)
Gross margin percentage	%	18.92	19.52	23.53
SG&A as a percent of trade sales	%	18.42	16.15	0.94

Renin’s loss before income taxes for the three months ended March 31, 2018 was $30,000 compared to income before income taxes of $0.7 million for the comparable 2017 period.  The decrease was primarily due to the following:

•

A decrease in trade sales primarily due to the impact of lower sales to certain commercial channel customers, promotional marketing by a retail channel customer during 2017 that was not repeated during the first quarter of 2018, and a decline in sales in the direct installation channel;

•

An increase in interest expense associated with a higher outstanding balance on Renin’s credit facilities as a result of higher working capital requirements in connection with inventory held for anticipated trade sales to retail channel customers; and

•	A decrease in foreign currency gains.

BBX Sweet Holdings Reportable Segment

Segment Description

BBX Sweet Holdings is engaged in the acquisition and management of businesses in the confectionery industry, including manufacturers, wholesalers, and retailers of chocolate, hard candy, and confectionery products.

Current Trends and Developments

In June 2017, BBX Sweet Holdings acquired IT’SUGAR, a specialty candy retailer with 95 retail locations in 26 states and Washington, DC. IT’SUGAR’s products include bulk candy, giant candy packaging, and novelty items that are sold at its retail locations, which include a mix of high-traffic resort and entertainment, lifestyle, mall/outlet, and urban locations. As a result of its plans to further expand IT’SUGAR’s retail footprint, BBX Sweet Holdings expects to open four to six new retail locations during 2018, with one location opened during the first quarter of 2018.

During the three months ended March 31, 2018, BBX Sweet Holdings commenced the process of exiting its manufacturing facility in Utah and incurred $0.6 million in costs in connection with this initiative, including severance costs for certain employees and impairments of property and equipment. BBX Sweet Holdings remains obligated under its lease agreement for the manufacturing facility, which has estimated future minimum rental payments of $2.4 million, and expects that it will be required to recognize a loss and a corresponding lease liability when it ceases operations in the facility, which is anticipated to occur during 2018, or will otherwise incur costs to terminate the lease agreement.

The Company is also continuing to evaluate the remaining operations of BBX Sweet Holdings’ wholesale business. To the extent that the Company decides to divest of or otherwise exit these operations, BBX Sweet Holdings may recognize additional impairment charges and incur additional costs in 2018 or in future periods. As of March 31, 2018, the net book value of the operations under evaluation was $9.4 million, and the total estimated future minimum rental payments for operating leases (excluding the $2.4 million above) was $0.9 million.

Results of Operations

Information regarding the results of operations for BBX Sweet Holdings for the three months ended March 31, 2018 and 2017 are set forth below (dollars in thousands):

		For the Three Months Ended March 31,
(dollars in thousands)		2018	2017	Change
Trade sales		$21,865	6,122	15,743
Interest income		16	-	16
Other revenue		19	8	11
Total revenues		21,900	6,130	15,770
Cost of goods sold		14,681	5,740	8,941
Interest expense		89	85	4
Assets impairments, net		187	-	187
Selling, general and
administrative expenses		11,636	3,388	8,248
Total costs and expenses		26,593	9,213	17,380
Loss before income taxes		$(4,693)	(3,083)	(1,610)
Gross margin percentage	%	32.86	6.24	43.21
SG&A as a percent of trade sales	%	53.22	55.34	52.39

As a result of the acquisition of IT’SUGAR, BBX Sweet Holdings’ results of operations for the three months ended March 31, 2018 include the results of IT’SUGAR’s operations, which are included in the table below (dollars in thousands):

		For the Three Months
		Ended March 31, 2018
Trade sales		$16,660
Other revenue		15
Total revenues		16,675
Cost of goods sold		10,153
Selling, general and
administrative expenses		8,457
Total costs and expenses		18,610
Income before income taxes		$(1,935)
Gross margin percentage	%	39.06
SG&A as a percent of trade sales	%	50.76

BBX Sweet Holdings’ loss before income taxes for the three months ended March 31, 2018 compared to the same 2017 period increased by $1.6 million, or 52%, primarily due to the following:

•	A loss before income taxes from IT’SUGAR’s operations, which reflects the seasonal nature of its trade sales; and
•

The recognition of $0.6 million in costs, including severance costs and impairments of property and equipment, in connection with the commencement of BBX Sweet Holdings’ exit of its manufacturing facility in Utah; partially offset by

•	A decrease of $0.6 million in the operating losses associated with Hoffman’s Chocolates.

We anticipate that BBX Sweet Holdings will continue to generate losses during the year ended December 31, 2018. Additionally, if BBX Sweet Holdings’ operations do not meet expectations, the Company decides to exit certain of its operations, or there is a downturn in the confectionery industry, BBX Sweet Holdings may recognize additional goodwill and other intangible assets impairment charges in future periods.

Corporate Expenses & Other

Information regarding Corporate Expense & Other for the three months ended March 31, 2018 and 2017 are set forth below (dollars in thousands):

	For the Three Months Ended
	March 31,
	2018	2017
Corporate selling, general and administrative expenses	$15,095	14,911
Interest expense	2,377	3,016
Net gains on cancellation of junior subordinated debentures	-	(6,929)
Reimbursements of litigation costs and penalty	-	(9,606)
Other income, net	(1,647)	(430)
Total Corporate Expenses and Other	$15,825	962

Corporate Expenses & Other in the Company’s segment information consists of the following:

•	BBX Capital’s corporate selling, general and administrative expenses;
•	Woodbridge’s interest expense associated with its junior subordinated debentures;
•	BBX Capital’s interest expense associated with its $80.0 million note payable to Bluegreen; and
•	The Company’s activities related to its MOD Pizza franchise operations.

Corporate Expenses & Other for the three months ended March 31, 2017 also included $6.9 million of net gains on the cancellation of Woodbridge’s junior subordinated debentures, $5.0 million of insurance carrier reimbursements from litigation costs, and the reimbursement of a $4.6 million fine previously paid in connection with the SEC civil litigation against BCC.

Corporate Selling, General, and Administrative Expenses

BBX Capital’s corporate selling, general and administrative expenses consist primarily of expenses associated with administering the various support functions at its corporate headquarters, including executive compensation, accounting, legal, human resources, risk management, investor relations and executive offices.

BBX Capital’s corporate selling, general, and administrative expenses for the three months ended March 31, 2018, were $15.1 million compared to $14.9 million for the same 2017 period, which primarily reflects the impact of the following:

•	$0.6 million of increased costs incurred during the first quarter of 2018 associated with the Company’s MOD franchise operations, including the expenses of operating three restaurant locations; and
•	$1.5 million of higher costs during the first quarter of 2018 associated with long-term executive compensation; offset by
•	$2.4 million of legal costs incurred during the first quarter of 2017 in connection with the final resolution of the SEC litigation.

Interest Expense

Woodbridge’s interest expense on its junior subordinated debentures was $0.9 million during each of the three months ended March 31, 2018 and 2017, respectively, as the impact of lower average outstanding principal balances resulting from the cancellation of $18.8 million of the debentures in February 2017 was offset by higher LIBOR interest rates during 2018.

BBX Capital’s interest expense on the $80 million note payable to Bluegreen was $1.2 million and $2.0 million for the three months ended March 31, 2018 and 2017, respectively, and is eliminated in the Company’s consolidated statements of operations. Effective July 1, 2017, the interest rate on the note payable was reduced from 10% per annum to 6% per annum.

MOD Pizza Franchise Operations

In 2016, the Company entered into area development agreements with MOD Pizza with a goal of developing approximately 60 MOD Pizza franchised restaurant locations throughout Florida over six years. As of April 30, 2018, the Company has opened four restaurant locations and anticipates opening an additional four to six locations during the remainder of 2018.

During the three months ended March 31, 2018 and 2017, the Company’s MOD Pizza franchise operations generated a net loss before taxes of $0.8 million and $0.5 million, respectively, which was primarily attributable to selling, general, and administrative expenses.  The selling, general, and administrative expenses for the three months ended March 31, 2018 and 2017 included compensation costs associated with operations, human resource, marketing, and finance personnel that were hired to establish initial restaurant operations, as well as costs associated with store openings and the review of potential restaurant sites. During the three months ended March 31, 2018, the selling, general and administrative expenses were partially offset by sales generated from the three restaurant locations that were opened as of March 31, 2018. On average, for the restaurant locations opened during the fourth quarter of 2017 and the first quarter of 2018, the Company incurred approximately $725,000 in capital expenditures, net of anticipated tenant improvement allowances, and $166,000 in store opening costs for each of the restaurant location.

The Company expects to continue to incur net losses and capital expenditures due to the expected costs of opening new locations in 2018 and future years.

Provision for Income Taxes

The Company’s effective income tax rate was 33% during the three months ended March 31, 2018 compared to 42% during the same period in 2017.  The reduction in the effective income tax rate for the three months ended March 31, 2018 compared to the same period in 2017 reflects the reduction in the federal corporate tax rate from 35% to 21% commencing on January 1, 2018 from the enactment of the Tax Cuts and Jobs Act on December 22, 2017, partially offset by limitations in the deductibility of executive compensation.  The Company’s effective tax rate was applied to income before income taxes reduced by net income attributable to non-controlling interests for joint ventures taxed as partnerships.

The Company’s effective tax rate was higher than the expected federal income tax rate of 21% for the 2018 period and 35% for the 2017 period due to nondeductible executive compensation and state income taxes.

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

Net income attributable to noncontrolling interests was $4.6 million and $2.6 million during the three months ended March 31, 2018 and 2017, respectively. The increase in net income attributable to noncontrolling interests for the three months ended March 31, 2018 compared to the same 2017 period was primarily due to Bluegreen’s IPO, which resulted in a decrease of BBX Capital’s ownership in Bluegreen from 100% to 90%.

Consolidated Financial Condition

Consolidated Assets and Liabilities

Total assets at March 31, 2018 and December 31, 2017 were $1.6 billion. The primary changes in the components of total assets are summarized below:

•	Decrease in cash was primarily from the repayments on notes payable and other borrowings including repayments on the CDD bond in connection with developed lots sold to homebuilders and payments of 53 bonuses and other accrued liabilities at December 31, 2017, partially offset by proceeds from the repayment of loans receivable and the sales of real estate inventory;
•	Increase in VOI inventory was primarily from increased spending by Bluegreen on the development of inventory;
•	Decrease in real estate was primarily related to the sale of a student housing complex and closings on developed lots to homebuilders at the Beacon Lake Community development;
•	Decrease in investment in unconsolidated real estate joint ventures reflects $3.7 million of distributions received partially offset by $1.3 million in equity in earnings;
•

Increase in property and equipment primarily resulted from purchases of property and equipment by Bluegreen and leasehold improvements and equipment purchases by the Company in connection with the opening of MOD Pizza restaurant locations; and

•	Decrease in other assets resulted primarily from the repayment and settlement of loans receivable.

Total liabilities at March 31, 2018 and December 31, 2017 were $894.3 million and $935.4 million, respectively. The primary changes in components of total liabilities are summarized below:

•

Decrease in notes payable and other borrowings was primarily due to repayments on various borrowings and a reduction in CDD bonds payable associated with closings of developed lots at the Beacon Lakes Community development;

•	Decrease in receivable-backed notes payable – nonrecourse was due to the repayment of notes payable with a portion of the proceeds received from notes receivable;
•

Decrease in redeemable 5% cumulative preferred stock was due to the redemption of 5,000 shares of preferred stock in exchange for the cancellation a $5 million note receivable from the preferred shareholder; and

•	Decrease in other liabilities resulting primarily from the payment of accrued executive and employee bonuses during the three months ended March 31, 2018.

Consolidated Cash Flows

A summary of our consolidated cash flows is set forth below (in thousands):

	For the Three Months Ended
	March 31,
	2018	2017
Cash flows (used in) provided by operating activities	$(1,682)	2,787
Cash flows provided by investing activities	20,557	4,170
Cash flows used in financing activities	(29,791)	(40,387)
Net decrease in cash, cash equivalents and restricted cash	$(10,916)	(33,430)
Cash, cash equivalents and restricted cash at beginning of period	409,247	346,317
Cash, cash equivalents and restricted cash at end of period	$398,331	312,887

Cash Flows provided by/used in Operating Activities

The Company’s operating cash flows decreased $4.5 million during the three months ended March 31, 2018 compared to same 2017 period. The decrease was primarily due to increased spending on the development of inventory by Bluegreen.  During the three months ended March 31, 2018, Bluegreen paid $4.6 million for development expenditures as compared to $2.2 million of development expenditures during the same 2017 period.

Cash Flows provided by/used in Investing Activities

The Company’s investing cash flows increased by $16.4 million during the three months ended March 31, 2018 compared to the same period in 2017. The increase reflects the sale of real estate held-for-sale and proceeds associated with the repayment and settlement of loans receivable, partially offset by increased purchases of property and equipment at Bluegreen and for MOD Pizza restaurant locations.

Cash Flows provided by/used in Financing Activities

The Company’s cash used in financing activities decreased by $10.6 million during the three months ended March 31, 2018 compared to the same period in 2017. The decrease was primarily the result of the redemption of $11.4 million of junior subordinated debenture during the three months ended March 31, 2017, as there were no debenture redemptions during the same 2018 period.

Commitments

The Company’s material commitments as of March 31, 2018 included the required payments due on its receivable-backed debt, notes payable and other borrowings, junior subordinated debentures, commitments to complete certain projects based on its sales contracts with customers, subsidy advances to certain HOAs, inventory purchase commitments under JIT arrangements, and commitments under non-cancelable operating leases.

The following table summarizes the contractual minimum principal and interest payments, required on all of the Company’s outstanding debt, non-cancelable operating leases and inventory purchase commitments by period due date, as of March 31, 2018 (in thousands):

	Payments Due by Period
					Unamortized
					Debt
	Less than	1 — 3	4 — 5	After 5	Issuance
Contractual Obligations	1 year	Years	Years	Years	Costs	Total

Receivable-backed notes payable	$-	-	80,063	339,017	(5,746)	413,334
Notes payable and other borrowings	42,805	30,819	35,373	18,847	(2,520)	125,324
Jr. subordinated debentures	-	-	-	177,129	(41,404)	135,725
Inventory purchase commitment	5,470	-	-	-	-	5,470
Noncancelable operating leases	21,986	44,689	39,157	44,527	-	150,359
Total contractual obligations	70,261	75,508	154,593	579,520	(49,670)	830,212

Interest Obligations (1)
Receivable-backed notes payable	15,500	31,000	28,402	85,843	-	160,745
Notes payable and other borrowings	5,787	7,217	3,672	9,145	-	25,821
Jr. subordinated debentures	11,035	22,070	22,070	142,504	-	197,679
Total contractual interest	32,322	60,287	54,144	237,492	-	384,245
Total contractual obligations	$102,583	135,795	208,737	817,012	(49,670)	1,214,457

(1)	Assumes that the scheduled minimum principal payments are made in accordance with the table above and the interest rate on variable rate debt remains the same as the rate at March 31, 2018.

In lieu of paying maintenance fees for unsold VOI inventory, Bluegreen may enter into subsidy agreements with certain HOAs. Bluegreen did not make any subsidy payments in connection with these arrangements during the three months ended March 31, 2018 or 2017. As of March 31, 2018 and December 31, 2017, Bluegreen had $2.3 million and $0, respectively, accrued for such subsidies which are included in other liabilities in the Company’s condensed consolidated statements of financial condition, respectively.

In September 2017, Bluegreen entered into an agreement with a former executive in connection with his retirement. Pursuant to the terms of the agreement, Bluegreen agreed to make payments totaling approximately $2.9 million through March 2019. As of March 31, 2018, $2.1 million remained payable under this agreement. In addition, during the second half of 2017, Bluegreen commenced an initiative designed to streamline its operations in certain areas to facilitate future growth. Such initiative resulted in $5.8 million of severance accrued as of December 31, 2017 and

$0.7 million accrued as of March 31, 2018, which amounts are included in other liabilities in the Company condensed consolidated statement of financial condition as of such dates.

During 2016, the Company entered into a severance arrangement with an executive. Under the terms of the arrangement, the executive will receive $3.7 million over a three year period ending in August 2019. As of March 31, 2018, $1.4 million remained to be paid under this agreement.

A wholly-owned subsidiary of BBX Capital will be opening MOD Pizza franchise locations which involves entering into lease agreements for restaurant locations. BBX Capital may be required to guarantee performance on these lease agreements.

The Company believes that its existing cash, anticipated cash generated from operations, anticipated future permitted borrowings under existing or future credit facilities, and anticipated future sales of Bluegreen’s notes receivable under existing, future or replacement purchase facilities will be sufficient to meet the Company’s anticipated working capital, capital expenditure and debt service requirements, including the contractual payment of the obligations set forth above, for the foreseeable future, subject to the success of the Company’s ongoing business strategies and the ongoing availability of credit. The Company will continue its efforts to renew, extend, or replace any credit and receivables purchase facilities that have expired or that will expire in the near term. The Company may, in the future, also obtain additional credit facilities and may issue corporate debt or equity securities. Any debt incurred or issued by the Company may be secured or unsecured, bear interest at fixed or variable rates and may be subject to such terms as the lender may require.  In addition, the Company’s efforts to renew or replace credit facilities or receivables purchase facilities which have expired or which are scheduled to expire in the near term may not be successful, and sufficient funds may not be available from operations or under existing, proposed or future revolving credit or other borrowing arrangements or receivables purchase facilities to meet our cash needs, including debt service obligations. To the extent the Company is not able to sell notes receivable or borrow under such facilities, our ability to satisfy our obligations would be materially adversely affected.

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

Bluegreen has an exclusive marketing agreement with Bass Pro, a nationally-recognized retailer of fishing, marine, hunting, camping and sports gear, that provides Bluegreen with the right to market and sell vacation packages at kiosks in each of Bass Pro’s retail locations and through other means. As of March 31, 2018, Bluegreen was selling packages in 68 of Bass Pro’s stores and compensating Bass Pro based on VOI sales generated through the program. No compensation is paid to Bass Pro under the agreement on sales made at Bluegreen/Big Cedar Vacations’ resorts. During each of the three months ended March 31, 2018 and 2017, VOI sales to prospects and leads generated by the agreement with Bass Pro accounted for approximately 12% and 13%, respectively, of VOI sales volume. On October 9, 2017, Bass Pro advised Bluegreen that it believes the amounts paid to it as VOI sales commissions should not have been adjusted for certain purchaser defaults. Bluegreen previously had informed Bass Pro that the aggregate amount of such adjustments for defaults charged back to Bass Pro between January 2008 and June 2017 totaled approximately $4.8 million. Bluegreen continues to believe these chargebacks were appropriate and consistent with the terms and intent of the agreements with Bass Pro, and Bluegreen is continuing to discuss the matter with Bass Pro. On October 20, 2017, in order to demonstrate good faith, Bluegreen paid and recognized an expense for this amount to Bass Pro pending a resolution of the matter in the ordinary course. Bluegreen has continued to make payments to Bass Pro as previously calculated and Bass Pro has accepted these payments. However, any change in the method of calculation could adversely impact future marketing expenses.

Off-balance-sheet Arrangements

BBX Capital guarantees certain obligations of its wholly-owned subsidiaries and unconsolidated real estate joint ventures, which are not included in the contractual obligations table above, and also guarantees certain of the obligations in the above table as described in further detail in Item 1 – Note 15 of this Report.

Liquidity and Capital Resources

BBX Capital

As of March 31, 2018 and December 31, 2017, the Company, excluding Bluegreen, had cash, cash equivalents and short-term investments of approximately $182.1 million and $165.2 million, respectively. Management believes that BBX Capital has sufficient liquidity to fund operations for the foreseeable future.

BBX Capital’s principal sources of liquidity are its available cash and short-term investments, distributions received from Bluegreen, borrowings from its $50 million IberiaBank revolving line-of-credit, distributions from unconsolidated real estate joint ventures, funds obtained from loan recoveries, sales of real estate, and income from income producing real estate. BBX Capital expects to use its available funds for general corporate purposes, to make additional investments in real estate based opportunities, middle market operating businesses, or other opportunities, or to repurchase shares of its common stock pursuant to its share repurchase program.

In June 2017, the Company acquired IT’SUGAR, a specialty candy retailer with 95 retail locations in 26 states and Washington, DC, for a purchase price of $58.4 million, net of cash acquired. In connection with plans to further expand IT’SUGAR’s retail footprint, IT’SUGAR expects to open four to six new retail locations during 2018. In connection with these store openings, as well as the renovation of various existing stores, IT’SUGAR expects to incur $7.0 million to $10.0 million of capital expenditures, net of tenant allowance reimbursements. In addition, the Company expects to open up to 60 MOD Pizza franchised restaurant locations throughout Florida over the next six years. The Company opened two locations during 2018 and expects to open an additional four to six locations during the remainder of 2018. The Company expects to incur an aggregate of $2.5 million to $5.0 million of capital expenditures, net of tenant allowance reimbursements, to open these new locations during 2018.

BBX Capital believes that its current financial condition and credit relationships, together with anticipated cash flows, including potential dividends from Bluegreen (which, as described below, are subject to certain limitations), and, to the extent determined to be advisable, proceeds from the disposition of properties or investments, including its investments in middle market operating companies, will allow it to meet its anticipated near-term liquidity needs. BBX Capital may also seek additional liquidity from outside sources, including traditional bank financing, secured or unsecured indebtedness, or the issuance of equity and/or debt securities.  However, these alternatives may not be available to us on attractive terms, or at all. The inability to raise funds through the sources discussed above would have a material adverse effect on the Company’s business, results of operations and financial condition.

BBX Capital expects that it will receive dividends from time to time from Bluegreen. During the three months ended March 31, 2018, BBX Capital received $10.1 million of dividends from Bluegreen. Bluegreen did not pay dividends during the three months ended March 31, 2017.  Bluegreen has indicated that it intends to pay regular quarter dividends on its common stock subject to the discretion of its board of directors. The ultimate payment of such dividends will be based upon factors that the Bluegreen board deems to be appropriate, including Bluegreen’s operating results, financial condition, cash position, and operating and capital needs. Dividends from Bluegreen are also dependent on restrictions contained in Bluegreen’s debt facilities. Except as otherwise noted, the debts and obligations of Bluegreen are not direct obligations of the Company and generally are non-recourse to the Company. Similarly, the assets of Bluegreen are not available to BBX Capital, absent a dividend or distribution. Furthermore, certain of Bluegreen’s credit facilities contain terms which could limit the payment of cash dividends without the lender’s consent or waiver and Bluegreen may only pay dividends subject to such restrictions as well as the declaration of dividends by its board of directors. As a consequence, BBX Capital may not receive dividends from Bluegreen consistent with prior periods, in the time frames or amounts anticipated, or at all.

BBX Capital may also receive funds from Bluegreen in connection with its tax sharing agreement to the extent Bluegreen utilizes BBX Capital’s tax benefits in BBX Capital’s consolidated tax return. During the three months ended March 31, 2018 and 2017, BBX Capital received $4.0 million and $10.5 million, respectively, of tax sharing payments from Bluegreen.

On March 6, 2018, the Company’s board of directors declared a quarterly cash dividend on the Company’s Class A and Class B Common Stock of $0.01 per share payable on April 20, 2018 to shareholders of record as of March 26, 2018. In March 2017, the Company’s Board of Directors declared quarterly cash dividends on the Company’s Class A and Class B Common Stock of $0.0075 per share. Future declaration and payment of cash dividends with respect to the Company’s common stock, if any, will be determined in light of the then-current financial condition of the Company and other factors deemed relevant by the board of directors.

In April 2018, BBX Capital completed a cash tender offer pursuant to which it purchased 6,486,486 shares of its Class A Common Stock at a purchase price of $9.25 per share for an aggregate purchase price of approximately $60.0 million.  The shares purchased in the tender offer represent approximately 7.6% of the total number of outstanding shares of BBX Capital’s Class A Common Stock and 6.3% of BBX Capital’s total issued and outstanding equity, which includes the issued and outstanding shares of BBX Capital’s Class B Common Stock, as of April 19, 2018. After giving effect to the purchase and cancellation of the shares, BBX Capital has approximately 79.2 million shares of Class A Common Stock outstanding.

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

On June 13, 2017, the Company’s board of directors approved a share repurchase program which authorizes the repurchase of a total of up to 5,000,000 shares of the Company’ Class A Common Stock and Class B Common Stock at an aggregate cost of no more than $35.0 million. This program replaces the Company’s prior repurchase program and authorizes management, at its discretion, to repurchase shares from time to time subject to market conditions and other factors. During November 2017, the Company repurchased 321,593 shares of its Class A Common Stock under this share repurchase program for approximately $2.4 million.

As of December 31, 2017, the Company had outstanding 15,000 shares of its 5% Cumulative Preferred Stock with a stated value of $1,000 per share. During December 2013, the Company made a $5.0 million loan to the holders of the 5% Cumulative Preferred Stock. On March 31, 2018, the Company and the holders of the 5% Cumulative Preferred Stock entered into a Preferred Stock Redemption Agreement under which the Company redeemed 5,000 shares of its 5% Cumulative Preferred Stock in exchange for the cancellation of a $5.0 million loan that was previously issued to the holders of the 5% Cumulative Preferred Stock in December 2013. As a result, the Company currently has outstanding 10,000 shares of 5% Cumulative Preferred Stock.

Credit Facilities for BBX Capital with Future Availability

Iberia $50.0 million Revolving Line of Credit.  In March 2018, BBX Capital, BBX Sweet Holdings, Food for Thought Restaurant Group-Florida, LLC, BCC and Woodbridge, entered into a Loan and Security Agreement and related agreements with IberiaBank, as administrative agent and lender, and City National Bank of Florida, as lender, which provide for a $50.0 million revolving line of credit. Amounts borrowed under the facility will accrue interest at a floating rate of 30-day LIBOR plus a margin of 3.0% to 3.75% or the Prime Rate plus a margin of 1.50% to 2.25%. The applicable margin is based on BBX Capital’s debt to EBITDA ratio. Payments of interest only will be payable monthly. The facility matures, and all outstanding principal and interest will be payable, on March 6, 2020, with twelve month renewal options at BBX Capital’s request, subject to satisfaction of certain conditions. The facility is secured by a pledge of a percentage of BBX Capital’s membership interests in Woodbridge having a value of not less than $100.0 million. Borrowings under the facility may be used for business acquisitions, real estate investments, stock repurchases, letters of credit and general corporate purposes. Under the terms and conditions of the Loan and Security Agreement, we are required to comply with certain financial covenants, including maintaining minimum unencumbered liquidity and complying with financial ratios related to fixed charge coverage and debt to EBITDA. The Loan and Security Agreement also contains customary affirmative and negative covenants, including those that, among other things, limit the ability of BBX Capital and the other borrowers to incur additional indebtedness and to make certain loans and investments. In April 2018, the Company borrowed $30.0 million under the IberiaBank $50 million revolving line-of-credit.

Iberia $5.0 million Revolving Line of Credit. On August 7, 2015, BBX Sweet Holdings entered into a Loan and Security Agreement and related agreements with IberiaBank, which provides for borrowings by BBX Sweet Holdings of up to $5.0 million on a revolving basis. As of March 31, 2018, $4.0 million was outstanding under the facility bearing interest at an effective rate of 4.42%.

Toronto-Dominion Commercial Bank. In May 2017, Renin entered into a credit facility with TD Bank. Under the terms and conditions of the credit facility, TD Bank agreed to provide term loans for up to $1.7 million and loans under a revolving credit facility for up to approximately $16.3 million subject to certain terms and conditions. As of March 31, 2018, outstanding amounts under the term loan and revolving credit facility were $1.5 million and $12.2 million, respectively, and were bearing interest at an effective rate of 4.18% and 4.66%, respectively.

Bluegreen

Bluegreen’s primary sources of funds from internal operations are: (i) cash sales, (ii) down payments on VOI sales which are financed; (iii) proceeds from the sale of, or borrowings collateralized by, notes receivable, (iv) cash from finance operations, including mortgage servicing fees and principal and interest payments received on the purchase money mortgage loans arising from sales of VOIs, and (v) net cash generated from sales and marketing fee-based services and other fee-based services, including resort management operations.

While the vacation ownership business has historically been capital intensive, and Bluegreen may from time to time pursue transactions or activities which may require significant capital investment and adversely impact cash flows, Bluegreen generally has sought to focus on the generation of “free cash flow” (defined as cash flow from operating activities, less capital expenditures) by (i) incentivizing its sales associates and creating programs with third-party credit card companies to generate a higher percentage of sales in cash; (ii) maintaining sales volumes that focus on its more efficient marketing channels; (iii) limiting its capital and inventory expenditures; (iv) utilizing sales and marketing, mortgage servicing, resort management services, title and construction expertise to pursue fee-based-service business relationships that generally require minimal up-front capital investment and have the potential to produce incremental cash flows; and (v) most recently, by selling VOIs obtained through secondary markets or JIT arrangements.

VOI sales are generally dependent upon providing financing to buyers. The ability to sell and/or borrow against notes receivable from VOI buyers has been a critical factor in Bluegreen’s continued liquidity. A financed VOI buyer is generally only required to pay a minimum of 10% to 20% of the purchase price in cash at the time of sale; however, selling, marketing, and administrative expenses attributable to the sale are primarily cash expenses that generally exceed a buyer’s minimum required down payment. Accordingly, having financing facilities available for the hypothecation, sale, or transfer of these VOI notes receivable has been a critical factor in Bluegreen’s ability to meet its short and long-term cash needs. Bluegreen has attempted to maintain a number of diverse financing facilities. Historically, Bluegreen has relied on its ability to sell receivables in the term securitization market in order to generate liquidity and create capacity in its receivable facilities. In addition, maintaining adequate VOI inventory to sell and pursue growth into new markets has historically required Bluegreen to incur debt for the acquisition, construction, and development of new resorts.  Development expenditures during 2018 are expected to be in a range of $30.0 million to $40.0 million, which primarily relate to Bluegreen/Big Cedar Vacations’ resorts and development at Bluegreen’s Fountains resort in Orlando, Florida.

In April 2018, Bluegreen acquired the Éilan Hotel & Spa in San Antonio, Texas for approximately $34.3 million.  In connection with the acquisition, Bluegreen entered into a non-revolving acquisition loan with ZB, N.A. (the “NBA Éilan Loan”), which provides for advances of up to $27.5 million, $24.3 million of which was used to fund the acquisition of the resort and up to an additional $3.2 million which may be drawn upon to fund certain future improvement costs over a 12-month advance period. For further information, refer to Note 9 - Debt to the Company’s unaudited Consolidated Financial Statements included in Item 1 of this report.

Bluegreen expects to seek to acquire or develop additional VOI inventory, which may increase acquisition and development expenditures as compared to prior periods and may involve or require the incurrence of additional debt.

In connection with Bluegreen’s capital-light business strategy activities, Bluegreen has entered into agreements with third party developers that allow Bluegreen to buy VOI inventory typically on a non-committed basis prior to when Bluegreen intends to sell such VOI. Bluegreen’s capital-light business strategy also includes secondary market sales, pursuant to which Bluegreen enters into secondary market arrangements with certain HOAs and others on a non-committed basis, which allows Bluegreen to acquire VOIs generally at a significant discount as such VOIs are typically obtained by the HOAs through foreclosure in connection with maintenance fee defaults. Acquisition of JIT and secondary market inventory in 2018 is expected to range from $20.0 million to $30.0 million.

In addition, capital expenditures in connection with sales and marketing facilities as well as for information technology capital expenditures are expected to be in a range of $35.0 million to $45.0 million in 2018.

Available funds may also be used to acquire other businesses or assets, invest in other real estate based opportunities, or to fund loans to affiliates or others.

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

See Note 9 – Debt under Item 1 included in this report for additional information with respect to Bluegreen’s receivable-backed notes payable facilities.

Credit Facilities for Bluegreen Receivables with Future Availability

Bluegreen maintains various credit facilities with financial institutions which allow Bluegreen to borrow against or sell its VOI notes receivable. As of March 31, 2018, Bluegreen had the following credit facilities with future availability, all of which are subject to revolving availability terms during the advance period and therefore provide for additional availability as the facility is paid down, subject in each case to compliance with covenants, eligible collateral and applicable terms and conditions during the advance period (dollars in thousands):

	Borrowing Limit as of March 31, 2018	Outstanding Balance as of March 31, 2018		Availability as of March 31, 2018		Advance Period Expiration; Borrowing Maturity as of March 31, 2018	Borrowing Rate; Rate as of March 31, 2018
Liberty Bank Facility	$50,000	$22,375		$27,625		March 2020; March 2023	Prime Rate +0.50%; floor of 4.00%; 5.00%
NBA Receivables Facility (1)	50,000	47,312		2,688		September 2020; March 2025	30 day LIBOR + 2.75%; floor of 3.50%; 4.40%
Pacific Western Facility	40,000	19,329	(2)	20,671	(2)	September 2018; September 2021	30 day LIBOR+3.50% to 4.50%; 6.30%
KeyBank/DZ Purchase Facility	80,000	21,904		58,096		December 2019; December 2022	30 day LIBOR+2.75%; 4.63%(3)
Quorum Purchase Facility	50,000	21,689		28,311		June 2020; December 2032	(4)
	$270,000	$132,609		$137,391

(1)	The borrowing limit excludes the $20.0 million borrowing limit under the NBA Line of Credit.
(2)	The outstanding balance includes $2.7 million outstanding as of March 31, 2018 under the Pacific Western Term Loan.
(3)

Borrowings bear interest at a rate equal to either LIBOR, a “Cost of Funds” rate or commercial paper rates plus 2.75%. The interest rate will increase to the applicable rate plus 4.75% upon the expiration of the advance period.

(4)

Of the amounts outstanding as of March 31, 2018, $2.9 million bears interest at a fixed rate of 6.9%, $2.7 million bears interest at a fixed rate of 5.5%, $6.9 million bears interest at a fixed rate of 4.95%, $3.2 million bears interest at a fixed rate of 5.0%, and $6.0 million bears interest at a fixed rate of 4.75%. The interest rate on future borrowings will be set at the time of funding based on rates mutually agreed upon by all parties; however advances made between April 2018 and September 2018 will bear interest at a fixed rate of 4.95%.

Other Credit Facilities and Outstanding Notes Payable

Fifth Third Syndicated Line-of-Credit and Fifth Third Syndicated Term Loan. In December 2016, Bluegreen entered into a $100.0 million syndicated credit facility with Fifth Third Bank, as administrative agent and lead arranger, and certain other bank participants as lenders. The facility includes a $25.0 million term loan (the “Fifth Third Syndicated Term Loan”) with quarterly amortization requirements and a $75.0 million revolving line of credit (the “Fifth Third Syndicated Line-of-Credit”). Amounts borrowed under the facility generally bear interest at LIBOR plus 2.75% - 3.75% depending on Bluegreen’s leverage ratio, are collateralized by certain of its VOI inventory, sales center buildings, management fees and short-term receivables, and will mature in December 2021. As of March 31, 2018, outstanding borrowings under the facility totaled $33.4 million, including $23.4 million under the Fifth Third Syndicated Term Loan with an interest rate of 4.75%, and $10.0 million under the Fifth Third Syndicated Line of Credit with an interest rate of 4.54%.

Bluegreen also has outstanding obligations under various credit facilities and securitizations that have no remaining future availability as the advance periods have expired.

See Note 9 – Debt under Item 1 included in this report for additional information with respect to credit facilities terms and covenants.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk and equity price risk. The Company’s exposure to market risk has not materially changed from what was previously disclosed in our 2017 Annual Report.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2018 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

Except as described below, there have been no material changes in our legal proceedings from those disclosed in the “Legal Proceedings” section of our Annual Report on Form 10-K for the year ended December 31, 2017.

Whitney Paxton and Jeff Reeser, on behalf of themselves and all others similarly situated, v. Bluegreen Vacations Unlimited, Inc., Phillip Hicks and Todd Smith, Case No. 3:16-CV-523-HSM-HBG, United States District Court, Eastern District of Tennessee at Knoxville

On August 24, 2016, Whitney Paxton and Jeff Reeser filed a lawsuit against Bluegreen Vacations Unlimited, Inc. (“BVU”), Bluegreen’s wholly-owned subsidiary, and certain of its employees (collectively, the “Defendants”), seeking to establish a class action of former and current employees of BVU and alleging violations of plaintiffs’ rights under the Fair Labor Standards Act of 1938 (the “FLSA”) and breach of contract. The lawsuit also claims that the Defendants terminated plaintiff Whitney Paxton as retaliation for her complaints about alleged violations of the FLSA. The lawsuit seeks damages in the amount of the unpaid compensation owed to the plaintiffs. During July 2017, a magistrate judge entered a report and recommendation that the plaintiffs’ motion to conditionally certify collective action and facilitate notice to potential class members be granted with respect to certain employees and denied as to others. During September 2017, the judge accepted the recommendation and granted preliminary approval of class certification. Based on that conditional class certification, all potential class members were provided Consent Forms to opt-in to the lawsuit, which opt-in period has since expired, and a set number of opt-ins has been determined.  Class-wide discovery was subsequently served and plaintiffs filed a Motion for Protective Order which is pending.  Bluegreen believes that the lawsuit is without merit and intends to vigorously defend the action.

Stephen Potje, Tamela Potje, Sharon Davis, Beafus Davis, Matthew Baldwin, Tammy Baldwin, Arnor Lee, Angela Lee, Gretchen Brown, Paul Brown, Jeremy Estrada, Emily Estrada, Guillermo Astorga Jr., Michael Oliver, Carrie Oliver, Russell Walters, Elaine Walters, and Mike Ericson, individually and on behalf of all other similarly situated, v. Bluegreen Corporation, Case No.: 9:17-cv-81055, United States District Court, Southern District of Florida

On September 22, 2017, Stephen Potje, Tamela Potje, Sharon Davis, Beafus Davis, Matthew Baldwin, Tammy Baldwin, Arnor Lee, Angela Lee, Gretchen Brown, Paul Brown, Jeremy Estrada, Emily Estrada, Guillermo Astorga Jr., Michael Oliver, Carrie Oliver, Russell Walters, Elaine Walters, and Mike Ericson, individually and on behalf of all other similarly situated, filed a lawsuit against Bluegreen which asserted claims for alleged violations of the Florida Deceptive and Unfair Trade Practices Act and the Florida False Advertising Law. In the complaint, the plaintiffs alleged the making of false representations in connection with Bluegreen’s sales of VOIs, including representations regarding the ability to use points for stays or other experiences with other vacation providers, the ability to cancel VOI purchases and receive a refund of the purchase price and the ability to roll over unused points, and that annual maintenance fees would not increase. The complaint sought to establish a class of consumers who, since the beginning of the applicable statute of limitations, purchased VOIs from Bluegreen, had their annual maintenance fees relating to Bluegreen’s VOIs increased, or were unable to roll over their unused points to the next calendar year. The plaintiffs sought damages in the amount alleged to have been improperly obtained by Bluegreen, as well as any statutory enhanced damages, attorneys’ fees and costs, and equitable and injunctive relief. On November 20, 2017, Bluegreen moved to dismiss the complaint and, in response, the plaintiffs filed an amended complaint dropping the claims relating to the Florida Deceptive and Unfair Trade Practices Act and adding claims for fraud in the inducement and violation of the Florida Vacation Plan and Timesharing Act. On March 20, 2018, the plaintiffs withdrew their motion for class action certification and on March 23, the court ordered dismissal of the suit.  On April 24, 2018, the plaintiffs filed a new lawsuit against Bluegreen for substantially the same claims, but only on behalf of the 18 named individuals and not as a class action.  Bluegreen believes that the lawsuit is without merit and intend to vigorously defend the action.

Shiva Stein, on behalf of herself and all others similarly situated, v. BBX Capital Corp., John E. Abdo, Norman H. Becker, Steven M. Coldren, Willis N. Holcombe, Jarett S. Levan, Anthony P. Segreto, Charlie C. Winningham, II, BFC Financial Corporation and BBX Merger Subsidiary LLC, Case No. CACE16014713, Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida.

On August 10, 2016, Shiva Stein filed a lawsuit against the Company, BBX Merger Sub, LLC, BCC and the members of BCC’s board of directors, which seeks to establish a class of BCC’s shareholders and challenges the Merger.  The plaintiff asserts that the Merger consideration undervalues BCC and is unfair to BCC’s public shareholders, that the sales process was unfair and that BCC’s directors breached their fiduciary duties of care, loyalty and candor owed to the public shareholders of BCC because, among other reasons, they failed to take steps to maximize the value of BCC to its public shareholders and instead diverted consideration to themselves. The lawsuit also alleges that BBX Capital, as the controlling shareholder of BCC, breached its fiduciary duties of care, loyalty and candor owed to the public shareholders of BCC by utilizing confidential, non-public information to formulate the Merger consideration and not acting in the best interests of BCC’s public shareholders. In addition, the lawsuit includes a cause of action against BCC, the Company and Merger Sub for aiding and abetting the alleged breaches of fiduciary duties. The lawsuit requested that the court grant an injunction blocking the proposed Merger or, if the proposed Merger is completed, rescind the transaction or award damages as determined by the court.  On September 15, 2016, Defendants filed a Motion to Dismiss the amended complaint. On November 21, 2016, the Court issued an order granting the Motion to Dismiss with prejudice. Plaintiff appealed the Court’s order dismissing the amended complaint to the Fourth District Court of Appeals, and on March 21, 2018, the Fourth District Court of Appeals issued an opinion affirming the dismissal of the action.

Item 1A.    Risk Factors

There have been no material changes in the risks and uncertainties that we face from those disclosed in the “Risk Factors” section of our 2017 Annual Report.

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

                                                                                             BBX CAPITAL CORPORATION

May 8, 2018By: /s/ Alan B. Levan

      Alan  B. Levan, Chairman of the Board

      and Chief Executive Officer

May 8, 2018By: /s/ Raymond S. Lopez

      Raymond S. Lopez, Chief Financial Officer