Form 10-Q
period 2018-06-30
BBX Capital Corp
filed 2018-08-06
CIK 315858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2018

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

YES [   ]NO [ X ]

The number of shares outstanding of each of the registrant’s classes of common stock as of August 1, 2018 is as follows:

Class A Common Stock of $.01 par value,  79,256,791 shares outstanding.
Class B Common Stock of $.01 par value, 17,977,453 shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BBX Capital Corporation
Condensed Consolidated Statements of Financial Condition - Unaudited
(In thousands, except share data)

		December 31,
	June 30, 2018	2017 *As Adjusted
ASSETS
Cash and cash equivalents	$380,447	362,526
Restricted cash ($20,959 in 2018 and $19,488 in 2017 in variable
interest entities ("VIEs"))	54,471	46,721
Notes receivable, net ($296,016 in 2018 and $279,188 in 2017 in VIEs)	429,647	426,858
Trade inventory	21,280	23,902
Vacation ownership interest ("VOI") inventory	327,897	281,291
Real estate ($20,856 in 2018 and $27,828 in 2017 held for sale)	56,900	68,536
Investments in unconsolidated real estate joint ventures	41,801	51,234
Property and equipment, net	125,325	111,929
Goodwill	39,482	39,482
Intangible assets, net	71,761	70,449
Other assets	115,437	122,753
Total assets	$1,664,448	1,605,681

LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$27,694	31,370
Deferred income	14,442	16,893
Escrow deposits	27,924	21,079
Other liabilities	87,701	103,464
Receivable-backed notes payable - recourse	101,582	84,697
Receivable-backed notes payable - non-recourse (in VIEs)	325,512	336,421
Notes payable and other borrowings	219,615	144,114
Junior subordinated debentures	135,974	135,414
Deferred income taxes	72,827	47,968
Redeemable 5% cumulative preferred stock of $.01 par value; authorized 15,000 shares;
issued and outstanding 10,000 shares in 2018 and 15,000 shares in 2017 with a stated value of $1,000 per share	9,310	13,974
Total liabilities	1,022,581	935,394

Commitments and contingencies (See Note 11)

Redeemable noncontrolling interest	2,590	2,765

Equity:
Preferred stock of $.01 par value; authorized 10,000,000 shares	-	-
Class A Common Stock of $.01 par value; authorized 150,000,000 shares;
issued and outstanding 79,256,791 in 2018 and 85,689,163 in 2017	793	857
Class B Common Stock of $.01 par value; authorized 20,000,000 shares;
issued and outstanding 13,936,432 in 2018 and 13,963,200 in 2017	139	140
Additional paid-in capital	176,050	229,379
Accumulated earnings	369,214	353,384
Accumulated other comprehensive income	1,452	1,708
Total shareholders' equity	547,648	585,468
Noncontrolling interests	91,629	82,054
Total equity	639,277	667,522
Total liabilities and equity	$1,664,448	1,605,681

* See Note 1 for a summary of adjustments.
See Notes to Condensed Consolidated Financial Statements - Unaudited

BBX Capital Corporation
Condensed Consolidated Statements of Operations and Comprehensive Income - Unaudited
(In thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017 *As Adjusted	2018	2017 *As Adjusted
Revenues
Sales of VOIs	$68,573	59,405	124,714	113,641
Fee-based sales commissions	60,086	63,915	105,940	109,069
Other fee-based services	30,391	29,935	58,415	56,056
Cost reimbursements	14,059	11,893	30,260	26,563
Trade sales	43,908	28,313	82,286	51,652
Sales of real estate inventory	3,250	-	9,659	-
Interest income	20,664	20,875	42,581	42,030
Net gains on sales of real estate assets	733	1,884	4,802	1,686
Other revenue	1,562	1,446	2,611	2,403
Total revenues	243,226	217,666	461,268	403,100

Costs and Expenses
Cost of VOIs sold	6,789	1,749	8,601	4,908
Cost of other fee-based services	16,634	15,374	34,045	31,481
Cost reimbursements	14,059	11,893	30,260	26,563
Cost of trade sales	31,655	22,299	59,091	41,895
Cost of real estate inventory sold	2,381	-	6,628	-
Interest expense	10,403	9,273	19,594	18,097
Recoveries from loan losses, net	(1,981)	(999)	(6,794)	(4,093)
Asset impairments, net	104	58	336	45
Net gains on cancellation of junior subordinated debentures	-	-	-	(6,929)
Reimbursements of litigation costs and penalty	-	-	-	(9,606)
Selling, general and administrative expenses	141,563	135,410	266,918	248,716
Total costs and expenses	221,607	195,057	418,679	351,077

Equity in net (losses) earnings of unconsolidated
real estate joint ventures	(488)	3,087	792	6,323
Foreign exchange (loss) gain	(37)	(398)	15	(207)
Income before income taxes	21,094	25,298	43,396	58,139
Provision for income taxes	(8,655)	(9,131)	(15,255)	(21,895)
Net income	12,439	16,167	28,141	36,244
Less: Net income attributable to noncontrolling interests	5,958	3,453	10,518	6,090
Net income attributable to shareholders	$6,481	12,714	17,623	30,154

Basic earnings per share	$0.07	0.13	0.18	0.31
Diluted earnings per share	$0.07	0.12	0.18	0.28

Basic weighted average number of common shares outstanding	94,390	98,240	97,007	98,579
Diluted weighted average number of common and
common equivalent shares outstanding	97,779	106,173	100,194	106,061

Cash dividends declared per Class A common share	$0.010	0.0075	0.020	0.0150
Cash dividends declared per Class B common share	$0.010	0.0075	0.020	0.0150

Net income	$12,439	16,167	28,141	36,244
Other comprehensive income, net of tax:
Unrealized gains on securities available for sale	-	23	-	46
Foreign currency translation adjustments	24	138	(4)	(117)
Other comprehensive income (loss), net	24	161	(4)	(71)
Comprehensive income, net of tax	12,463	16,328	28,137	36,173
Less: Comprehensive income attributable to noncontrolling interests	5,958	3,453	10,518	6,090
Comprehensive income attributable to shareholders	$6,505	12,875	17,619	30,083

* See Note 1 for a summary of adjustments.
See Notes to Condensed Consolidated Financial Statements - Unaudited

BBX Capital Corporation
Condensed Consolidated Statements of Changes in Equity - Unaudited
For the Six Months Ended June 30, 2018
(In thousands)

	Shares of						Accumulated
	Common Stock		Common				Other
	Outstanding		Stock		Additional		Comprehen-	Total	Non-
	Class		Class		Paid-in	Accumulated	sive	Shareholders'	controlling	Total
	A	B	A	B	Capital	Earnings	Income	Equity	Interests	Equity
As adjusted balance, December 31, 2017 *	85,689	13,963	$857	140	229,379	353,384	1,708	585,468	82,054	667,522
Cumulative effect from the adoption of ASU 2016-01	-	-	-	-	-	252	(252)	-	-	-
Net income excluding $266 of loss attributable to redeemable noncontrolling interest	-	-	-	-	-	17,623	-	17,623	10,784	28,407
Other comprehensive income	-	-	-	-	-	-	(4)	(4)	-	(4)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(2,242)	(2,242)
Increase in noncontrolling interest from loan foreclosure	-	-	-	-	-	-	-	-	704	704
Purchase of noncontrolling interest	-	-	-	-	(587)	-	-	(587)	329	(258)
Class A Common Stock cash dividends declared	-	-	-	-	-	(1,683)	-	(1,683)	-	(1,683)
Class B Common Stock cash dividends declared	-	-	-	-	-	(362)	-	(362)	-	(362)
Repurchase and retirement of common stock from tender offer	(6,486)	-	(65)	-	(60,059)	-	-	(60,124)	-	(60,124)
Conversion of common stock from Class B to Class A	27	(27)	1	(1)	-	-	-	-	-	-
Issuance of Common Stock from exercise of options	27	-	-	-	245	-	-	245	-	245
Share-based compensation	-	-	-	-	7,072	-	-	7,072	-	7,072
Balance, June 30, 2018	79,257	13,936	$793	139	176,050	369,214	1,452	547,648	91,629	639,277
*See Note 1 for a summary of adjustments.
See Notes to Condensed Consolidated Financial Statements - Unaudited

BBX Capital Corporation
Condensed Consolidated Statements of Cash Flows - Unaudited
(In thousands)

	For the Six Months Ended
	June 30,
	2018	2017
Operating activities:
Net income	$28,141	36,244

Adjustment to reconcile net income to net cash
provided by operating activities:
Recoveries from loan losses and asset impairments, net	(6,458)	(4,048)
Provision for notes receivable allowances	21,447	22,546
Depreciation, amortization and accretion, net	11,869	9,356
Share-based compensation expense	7,072	6,732
Net gains on sales of real estate held-for-sale
and properties and equipment	(4,895)	(1,686)
Equity in earnings of unconsolidated real estate joint ventures	(792)	(6,323)
Return on investment in unconsolidated real estate joint ventures	5,071	6,130
Increase in deferred income tax	14,753	23,151
Net gains on cancellation of junior subordinated debentures	-	(6,929)
Interest accretion on redeemable 5% cumulative preferred stock	649	598
Increase in notes receivable	(24,236)	(14,741)
Increase in VOI inventory	(25,770)	(26,351)
Decrease (increase) in trade inventory	2,712	(6,330)
Decrease (increase) in real estate inventory	5,810	(5,050)
Increase in other assets	(16,820)	(11,619)
Decrease in other liabilities	(5,924)	(4,260)
Net cash provided by operating activities	12,629	17,420
Investing activities:
Return of investment in unconsolidated real estate joint ventures	5,713	472
Investments in unconsolidated real estate joint ventures	(533)	(385)
Repayment of loans receivable	17,367	5,830
Proceeds from sales of loans and real estate held-for-sale	16,882	9,101
Additions to real estate held-for-sale and held-for-investment	(594)	(240)
Purchases of property and equipment	(20,073)	(8,378)
Proceeds from the sale of property and equipment	569	-
Cash paid for acquisition, net of cash received	-	(58,484)
Decrease in cash from other investing activities	(163)	(24)
Net cash provided by (used in) investing activities	19,168	(52,108)
Financing activities:
Repayments of notes payable and other borrowings	(95,600)	(149,450)
Proceeds from notes payable and other borrowings	154,771	184,003
Redemption of junior subordinated debentures	-	(11,438)
Payments for debt issuance costs	(770)	(2,839)
Payments of interest on redeemable 5% cumulative preferred stock	(313)	(375)
Repurchase and retirement of Class A common stock	(60,124)	(6,213)
Purchase of noncontrolling interest	(258)	-
Proceeds from the exercise of stock options	245	62
Dividends paid on common stock	(1,835)	(1,335)
Distributions to noncontrolling interest	(2,242)	-
Net cash (used in) provided by financing activities	(6,126)	12,415
Increase (decrease) in cash, cash equivalents and restricted cash	25,671	(22,273)
Cash, cash equivalents and restricted cash at beginning of period	409,247	346,317
Cash, cash equivalents and restricted cash at end of period	$434,918	324,044

Continued

BBX Capital Corporation
Condensed Consolidated Statements of Cash Flows - Unaudited
(In thousands)

	For the Six Months Ended
	June 30,
	2018	2017
Supplemental cash flow information:
Interest paid on borrowings	$17,709	16,006
Income taxes paid	1,755	1,206

Supplementary disclosure of non-cash investing and financing activities:
Construction funds receivable transferred to real estate	6,943	-
Acquisition of VOI inventory, property and equipment for notes payable	24,258	-
Loans receivable transferred to real estate	1,673	910
Reduction in redeemable 5% cumulative preferred stock	4,862	-
Reduction in note receivable from holder of redeemable cumulative preferred stock	(5,000)	-
Decrease in deferred tax liabilities due to cumulative effect of excess
tax benefits	-	3,054

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	380,447	254,068
Restricted cash	54,471	69,976
Total cash, cash equivalents, and restricted cash	$434,918	324,044

See Notes to Condensed Consolidated Financial Statements - Unaudited

BBX Capital Corporation

Notes to Condensed Consolidated Financial Statements - Unaudited

1.    Basis of Financial Statement Presentation

BBX Capital Corporation and its subsidiaries (the “Company” or, unless otherwise indicated or the context otherwise requires, “we,” “us,” or “our,”) is a Florida-based diversified holding company. BBX Capital Corporation as a standalone entity without its subsidiaries is referred to as “BBX Capital.” The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, these financial statements do not include all of the information and disclosures required by GAAP for complete financial statements.

In management’s opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which include normal recurring adjustments, that are necessary for a fair statement of the condensed consolidated financial condition of the Company at June 30, 2018; the condensed consolidated results of operations and comprehensive income of the Company for the three and six months ended June 30, 2018 and 2017; the condensed consolidated changes in equity of the Company for the six months ended June 30, 2018; and the condensed consolidated cash flows of the Company for the six months ended June 30, 2018 and 2017.  Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or any other future period.

These unaudited condensed consolidated financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Annual Report”).

The consolidated financial statements include the accounts of all the Company’s wholly-owned subsidiaries, other entities in which the Company and its subsidiaries hold controlling financial interests, and any VIEs in which the Company or one of its consolidated subsidiaries is deemed the primary beneficiary of the VIE. All significant inter-company accounts and transactions have been eliminated among consolidated entities.

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

Bluegreen is a leading vacation ownership company that markets and sells VOIs and manages resorts in leisure and urban destinations. Bluegreen’s resort network includes 45 Club Resorts (resorts in which owners in the Bluegreen Vacation Club (“Vacation Club”) have the right to use most of the units in connection with their VOI ownership) and 24 Club Associate Resorts (resorts in which owners in Bluegreen’s Vacation Club have the right to use a limited number of units in connection with their VOI ownership). Bluegreen’s Club Resorts and Club Associate Resorts are primarily located in popular, high-volume, “drive-to” vacation locations, including Orlando, Las Vegas, Myrtle Beach and Charleston, among others. Through Bluegreen’s points-based system, the approximately 215,000 owners in Bluegreen’s Vacation Club have the flexibility to stay at units available at any of its resorts and have access to approximately 11,100 other hotels and resorts through partnerships and exchange networks. Bluegreen’s sales and marketing platform is supported by exclusive marketing relationships with nationally-recognized consumer brands, such as Bass Pro and Choice Hotels. These marketing relationships drive sales within Bluegreen’s core demographic.

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

The Company’s real estate investments include real estate joint ventures and the acquisition, development ownership, financing, and management of real estate. The Company’s investments in middle market operating businesses include Renin Holdings, LLC (“Renin”), a company that manufactures products for the home improvement industry, and investments in confectionery businesses through its wholly-owned subsidiary, BBX Sweet Holdings, LLC (“BBX Sweet Holdings”). The Company’s investments in confectionery businesses include IT’SUGAR, LLC (“IT’SUGAR”), a specialty candy retailer with 96 locations in 26 states and Washington, D.C. that was acquired by BBX Sweet Holdings in June 2017.

BBX Capital has two classes of common stock. Holders of the Class A common stock are entitled to one vote per share, which in the aggregate represents 22% of the combined voting power of the Class A common stock and the Class B common stock. Class B common stock represents the remaining 78% of the combined vote. The percentage of total common equity represented by Class A and Class B common stock was 85% and 15%, respectively, at June 30, 2018.   Class B common stock is convertible into Class A common stock on a share for share basis at any time at the option of the holder.

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
•

We exclude from the transaction price all taxes assessed by a governmental authority that are imposed on a specified transaction concurrent with the closing thereof and collected by the Company from a customer;

•	We do not disclose remaining performance obligations for variable consideration when the variable consideration is allocated entirely to a wholly unsatisfied performance obligation;
•	We do not disclose remaining performance obligations when revenue is recognized based on the Company’s right to invoice;
•	We account for shipping and handling activities that occur after the control of the goods is transferred to a customer as fulfillment activities instead of a separate performance obligation;
•	We recognize incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset is one year or less; and
•

We do not adjust the transaction price for the effects of a significant financial component if we expect, at the contract inception, that the performance obligations will be satisfied within one year or less.

ASU No. 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20). - This standard provides guidance on the recognition of revenues for the transfer of nonfinancial assets to non-customers. The standard indicates that an entity should identify each distinct nonfinancial asset or in substance nonfinancial asset promised to a non-customer or counterparty and derecognize each asset when the counterparty obtains control of the asset.

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

The following represents the impact of the adoption of ASU 2014-09 and ASU 2017-05 on our consolidated statements of financial condition as of December 31, 2017 and December 31, 2016 and consolidated statements of operations for the three and six months ended June 30, 2017 and the years ended December 31, 2017 and 2016 (in thousands, except per share data):

	For the Three Months Ended June 30, 2017
	As Previously Reported	ASU 2014-09 Adjustments	ASU 2017-05 Adjustments	As Adjusted
Statement of Operations
Sales of VOIs	$56,695	2,710	-	59,405
Cost reimbursements	-	11,893	-	11,893
Cost reimbursements	-	11,893	-	11,893
Cost of VOIs sold	1,135	614	-	1,749
Trade sales	28,442	(129)	-	28,313
Net gains on sales of real estate assets	1,884	-	-	1,884
Cost of trade sales	20,392	1,907	-	22,299
Selling, general and administrative expenses	136,741	(1,331)	-	135,410
Equity in earnings of unconsolidated real estate joint ventures	3,455	-	(368)	3,087
Income before income taxes	24,275	1,391	(368)	25,298
(Provision) benefit for income taxes	(8,779)	(494)	142	(9,131)
Net income	15,496	897	(226)	16,167
Less: Net income attributable to non-controlling interests	3,415	38	-	3,453
Net income attributable to shareholders	$12,081	859	(226)	12,714
Basic earnings per share	$0.12			0.13
Diluted earnings per share	$0.11			0.12

	For the Six Months Ended June 30, 2017
	As Previously Reported	ASU 2014-09 Adjustments	ASU 2017-05 Adjustments	As Adjusted
Statement of Operations
Sales of VOIs	$111,152	2,489	-	113,641
Cost reimbursements	-	26,563	-	26,563
Cost reimbursements	-	26,563	-	26,563
Cost of VOIs sold	4,453	455	-	4,908
Trade sales	51,955	(303)	-	51,652
Net gains on sales of real estate assets	2,179	-	(493)	1,686
Cost of trade sales	38,465	3,430	-	41,895
Selling, general and administrative expenses	251,892	(3,176)	-	248,716
Equity in earnings of unconsolidated real estate joint ventures	7,169	-	(846)	6,323
Income before income taxes	58,000	1,478	(1,339)	58,139
(Provision) benefit for income taxes	(21,833)	(579)	517	(21,895)
Net income	36,167	899	(822)	36,244
Less: Net income attributable to non-controlling interests	6,211	(121)	-	6,090
Net income attributable to shareholders	$29,956	1,020	(822)	30,154
Basic earnings per share	$0.30			0.31
Diluted earnings per share	$0.28			0.28

	As of and for the Year Ended December 31, 2017
	As Previously Reported	ASU 2014-09 Adjustments	ASU 2017-05 Adjustments	As Adjusted
Statement of Financial Condition
Notes receivable, net	$431,801	(4,943)	-	426,858
Investment in unconsolidated real estate joint ventures	47,275	-	3,959	51,234
Property and equipment, net	112,858	(929)	-	111,929
Other assets	121,824	929	-	122,753
Other liabilities	103,926	-	(462)	103,464
Deferred income	36,311	(19,418)	-	16,893
Deferred income taxes	43,093	3,755	1,120	47,968
Total equity	$653,501	10,720	3,301	667,522

Statement of Operations
Sales of VOIs	$239,662	2,355	-	242,017
Cost reimbursements	-	52,639	-	52,639
Cost reimbursements	-	52,639	-	52,639
Cost of VOIs sold	17,439	240	-	17,679
Trade sales	142,798	(713)	-	142,085
Net gains on sales of assets	2,442	-	(493)	1,949
Cost of trade sales	97,755	8,163	-	105,918
Selling, general and administrative expenses	538,125	(8,423)	-	529,702
Equity in earnings of unconsolidated real estate joint ventures	14,483	-	(1,942)	12,541
Income before income taxes	93,374	1,662	(2,435)	92,601
Benefit (provision) for income taxes	7,223	954	1,525	9,702
Net income	100,597	2,616	(910)	102,303
Less: Net income attributable to non-controlling interest	18,402	(24)	-	18,378
Net income attributable to shareholders	$82,195	2,640	(910)	83,925
Basic earnings per share	$0.83			0.85
Diluted earnings per share	$0.79			0.81

	As of and for the Year Ended December 31, 2016
	As Previously Reported	ASU 2014-09 Adjustments	ASU 2017-05 Adjustments	As Adjusted
Statement of Financial Condition
Notes receivable, net	$430,480	(4,680)	-	425,800
Investment in unconsolidated real estate joint ventures	43,491	-	5,901	49,392
Property and equipment, net	95,998	(590)	-	95,408
Other assets	130,333	590	-	130,923
Other liabilities	95,611	-	(956)	94,655
Deferred income	37,015	(17,493)	-	19,522
Deferred income taxes	44,318	4,711	2,645	51,674
Total equity	$495,454	8,102	4,212	507,768

Statement of Operations
Sales of VOIs	$266,142	7,732	-	273,874
Cost reimbursements	-	49,557	-	49,557
Cost reimbursements	-	49,557	-	49,557
Cost of VOIs sold	27,346	1,483	-	28,829
Trade sales	95,996	(157)	-	95,839
Net gains on sales of assets	6,076	-	(2,274)	3,802
Cost of trade sales	74,341	6,022	-	80,363
Selling, general and administrative expenses	516,757	(4,606)	-	512,151
Equity in earnings of unconsolidated real estate joint ventures	13,630	-	(1,452)	12,178
Income before income taxes	78,036	4,676	(3,726)	78,986
(Provision) benefit for income taxes	(36,379)	(1,448)	1,437	(36,390)
Net income	41,657	3,228	(2,289)	42,596
Less: Net income attributable to non-controlling interest	13,295	300	(429)	13,166
Net income attributable to shareholders	$28,362	2,928	(1,860)	29,430
Basic earnings per share	$0.33			0.34
Diluted earnings per share	$0.32			0.34

On March 9, 2018, the Company filed its 2017 Annual Report which included in Item 8 – Note 2 to the consolidated financial statements the expected impacts to reported results of the retrospective adjustments to the Company’s financial statements for the years ended December 31, 2017 and 2016 due to the adoption of ASU 2014-09 and ASU 2017-05. Subsequent to the March 9, 2018 filing date, the Company revised its calculation of the expected impact of the full retrospective adoption of both standards, and the amounts included in the above tables reflect these revisions. The adoption of the new standards had no impact on our consolidated statements of cash flows.

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

ASU No. 2017-01, Business Combinations - Clarifying the Definition of a Business. This update affects the determination of whether a company has acquired or sold a business. The definition of a business affects many areas of accounting, including acquisitions, disposals, goodwill and consolidations, and the standard aims to help entities determine whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The standard is expected to result in more acquisitions being accounted for as asset purchases instead of business combinations. The guidance is effective for fiscal years beginning after December 15, 2017.  The Company adopted this standard on January 1, 2018 using the prospective transition method. The adoption of this standard resulted in the

Company accounting for Bluegreen’s acquisition of the Éilan Hotel & Spa in April 2018 as an asset acquisition, and consequently, all transaction costs were capitalized as part of the assets acquired.

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

ASU No. 2018-02 –– Income Statement – Reporting Comprehensive Income (Topic 220) – Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.  This update provides an entity with an option to reclassify to accumulated earnings the stranded tax effects within accumulated other comprehensive income associated with the reduction in the corporate income tax rate from the enactment of the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”). The Company elected to adopt this update as of January 1, 2018 and elected to reclassify the stranded income tax effects from the Tax Cuts and Jobs Act into accumulated earnings as of the adoption date.  The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

ASU No. 2018-05 –– Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118.  This update formally amended ASC Topic 740, Income Taxes (“ASC 740”), for the guidance previously provided by SEC Staff Accounting Bulletin No. 118 (“SAB 118”) for the application of ASC 740 in the reporting period in which the Tax Reform Act was signed into law. The Company adopted SAB 118 in the fourth quarter of 2017, and therefore, the Company’s subsequent adoption of ASU 2018-05 in the first quarter of 2018 had no impact on its accounting for income taxes in the first quarter of 2018. See Note 10 for additional information regarding the accounting for income taxes and the Tax Reform Act.

Future Adoption of Recently Issued Accounting Pronouncements

The FASB has issued the following accounting pronouncements and guidance relevant to the Company’s operations which have not been adopted as of June 30, 2018:

ASU No. 2016-02 – Leases (Topic 842),  as subsequently amended by ASU 2018-01 and ASU 2018-11.  This standard will require assets and liabilities to be recognized on the balance sheet of a lessee for the rights and obligations created by leases of assets with terms of more than 12 months. For income statement purposes, the update retained a dual model, requiring leases to be classified as either operating or finance based on largely similar criteria to those applied in current lease accounting, but without explicit bright lines. This standard also requires extensive quantitative and qualitative disclosures, including significant judgments made by management, to provide greater insight into the extent of revenue and expense recognized and expected to be recognized from existing leases. This standard will be effective for the Company on January 1, 2019. Entities have the option to adopt the standard under a modified retrospective transition method which applies the transition guidance at the beginning of the earliest period presented or an optional transition method which applies the transition guidance on the date of adoption with a cumulative-effect adjustment to opening balance of retained earnings.  The Company expects that the implementation of this new standard will have a material impact on its consolidated financial statements and related disclosures as the Company has aggregate future minimum lease payments of $148.6 million at June 30, 2018 under its current non-cancelable lease agreements with various expirations dates between 2018 and 2030. The Company anticipates the recognition of additional assets and corresponding liabilities related to these leases on its consolidated statement of financial condition.

The Company is currently in the process of evaluating its existing lease portfolio, including accumulating all of the necessary information required to properly account for leases under this standard. Significant implementation matters include implementing a lease accounting software application, assessing the impact on the Company’s internal control over financial reporting, and documenting and implementing new processes for accounting for its lease agreements under the standard.

ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This standard introduces an approach of estimating credit losses on certain types of financial instruments based on expected losses and also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for credit losses. In addition, the standard requires entities to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination (i.e., by vintage year). This standard will be effective for the Company on January 1, 2020. Early adoption is permitted beginning on January 1, 2019. The Company is currently evaluating the impact that ASU 2016-13 may have on its consolidated financial statements.

2.    Revenue Recognition

Sales of VOIs -  Revenue is recognized for sales of VOIs after the legal rescission period has expired on a properly executed VOI sales agreement and the collectibility of the note receivable from the buyer, if any, is reasonably assured.  Transfer of control of the VOI to the buyer occurs after the legal rescission period has expired as the risk and rewards associated with VOI ownership are transferred to the buyer at that time.  Customer deposits from contracts within the legal rescission period are recorded in restricted cash and escrow deposits in the Company’s condensed consolidated statements of financial condition as such amounts are refundable until the legal rescission period has expired.  In cases where construction and development of Bluegreen’s developed resorts has not been substantially completed, Bluegreen defers all of the revenues and associated expenses for the sales of VOIs until construction is substantially complete and the resort may be occupied.

For sales of VOIs for which it provides financing, Bluegreen has reduced the transaction price for expected loan losses which it considers to be variable consideration. Bluegreen’s estimates of the variable consideration are based on the results of its static pool analysis, which relies on historical payment data for similar VOI notes receivable. To the extent Bluegreen determines that it is probable that a significant reversal of cumulative revenue recognized may occur, it records an estimate of variable consideration as a reduction to the transaction price of the sales of VOIs until the uncertainty associated with the variable consideration is resolved. Bluegreen’s estimates of the variable consideration are based on the results of its static pool analysis, which relies on historical payment data for similar VOI notes receivable and tracks uncollectibles for each period’s sales over the entire life of the notes. Bluegreen also considers whether historical economic conditions are comparable to then current economic conditions, as well as variations in underwriting standards. Bluegreen reviews its estimate of variable consideration on at least a quarterly basis. Loan origination costs are deferred and recognized over the life of the related notes receivable.

Under timeshare accounting rules, rental operations, including accommodations provided through the use of Bluegreen’s sampler program, are accounted for as incidental operations whereby incremental carrying costs in excess of incremental revenues are expensed as incurred. Conversely, incremental revenues in excess of incremental carrying costs are recorded as a reduction to the carrying cost of VOI inventory. Incremental carrying costs include costs that have been incurred by Bluegreen during the holding period of unsold VOIs, such as developer subsidies and maintenance fees on unsold VOI inventory. During each of the periods presented, Bluegreen’s aggregate rental revenue and sampler revenue was less than the aggregate carrying cost of its VOI inventory. Accordingly, Bluegreen recorded such revenue as a reduction to the carrying cost of VOI inventory which is included in cost of other fee-based services in the Company’s condensed consolidated statements of operations and comprehensive income for each period.

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

•	Title fee revenue is recognized when escrow amounts are released and title documents are completed.
•	Rental revenues are recognized on a daily basis which is consistent with the period for which the customer benefits from such service.
•	Mortgage servicing revenue is recognized over time as services are rendered.

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

Sales of real estate inventory - Revenue is generally recognized on sales of real estate inventory to customers when the sales are closed and title passes to the buyer.  Certain real estate sales contracts provide for a contingent purchase price which is accounted for as variable consideration. The Company estimates the amount of a portion of the variable consideration upon the closing of the real estate transaction based on an expected value methodology. The estimate of variable consideration is constrained to the extent that it is not probable that a significant revenue reversal in the amount of cumulative revenue recognized will occur when the uncertainty associated with the variable consideration is subsequently resolved.  The inputs used in the expected value model are current sales prices net of incentives, historical contingent price consideration receipts and sales contracts on similar properties.

Interest income - Bluegreen provides financing for a significant portion of sales of its owned VOIs.  Bluegreen recognizes interest income from financing VOI sales on the accrual method as earned based on the outstanding principal balance, interest rate and terms stated in each individual financing agreement. Bluegreen’s notes receivable are carried at amortized cost less an allowance for loan losses. Interest income is suspended, and previously accrued but unpaid interest income is reversed, on all delinquent notes receivable when principal or interest payments are more than 90 days contractually past due and is not resumed until such loans are less than 90 days past due. As of June 30, 2018 and December 31, 2017, $15.5 million and $12.9 million, respectively, of Bluegreen’s VOI notes receivable were more than 90 days past due, and accordingly, consistent with its policy, are not accruing interest income.  After 120 days, Bluegreen’s VOI notes receivable are generally written off against the allowance for loan losses.

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

Net gains on sales of real estate assets –  Net gains on sales of real estate assets represents sales of assets to non-customers.  Gains (or losses) are recognized from sales to non-customers when the control of the asset has been transferred to the buyer, which generally occurs when title passes to the buyer.

Other revenue – Other revenue  is  primarily rental income from properties under operating leases. Rental income is recognized as rents become due and rental payments received in advance are deferred until earned.

Disaggregated Revenue - Revenue disaggregated by category was as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Sales of VOIs	$68,573	59,405	124,714	113,641
Fee-based sales commissions	60,086	63,915	105,940	109,069
Other fee-based services	25,562	22,660	49,514	44,687
Cost reimbursements	14,059	11,893	30,260	26,563
Title fees	3,175	5,737	5,863	8,554
Rental revenue	1,654	1,538	3,038	2,815
Trade sales - wholesale	19,988	22,713	38,353	44,576
Trade sales - retail	23,920	5,600	43,933	7,076
Sales of real estate inventory	3,250	-	9,659	-
Revenue from customers	220,267	193,461	411,274	356,981
Interest income	20,664	20,875	42,581	42,030
Net gains on sales of real estate assets	733	1,884	4,802	1,686
Other revenue	1,562	1,446	2,611	2,403
Total revenues	$243,226	217,666	461,268	403,100

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

In these securitizations, Bluegreen generally retains a portion of the securities and continues to service the securitized notes receivable. Under these arrangements, the cash payments received from obligors on the receivables sold are generally applied monthly to pay fees to service providers, make interest and principal payments to investors, and fund required reserves, if any, with the remaining balance of such cash retained by Bluegreen; however, to the extent the portfolio of receivables fails to satisfy specified performance criteria (as may occur due to, among other things, an increase in default rates or credit loss severity) or other trigger events occur, the funds received from obligors are required to be distributed on an accelerated basis to investors. Depending on the circumstances and the transaction, the application of the accelerated payment formula may be permanent or temporary until the trigger event is cured. As of June 30, 2018, Bluegreen was in compliance with all material terms under its securitization transactions, and no trigger events had occurred.

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

Under the terms of certain VOI note sales, Bluegreen has the right to repurchase or substitute a limited amount of defaulted notes for new notes at the outstanding principal balance plus accrued interest.  Voluntary repurchases and substitutions by Bluegreen of defaulted notes during the six months ended June 30, 2018 and 2017 were $3.1 million and $4.9 million, respectively.  Bluegreen’s maximum exposure to loss relating to its non-recourse securitization entities is the difference between the outstanding VOI notes receivable and the notes payable, plus cash reserves and any additional residual interest in future cash flows from collateral.

Information related to the assets and liabilities of Bluegreen’s consolidated VIEs included in the Company’s condensed consolidated statements of financial condition is set forth below (in thousands):

	June 30,	December 31,
	2018	2017
Restricted cash	$20,959	19,488
Securitized notes receivable, net	296,016	279,188
Receivable backed notes payable - non-recourse	325,512	336,421

The restricted cash and the securitized notes receivable balances disclosed in the table above are restricted to satisfy obligations of the VIEs.

4.    Notes Receivable

The table below provides information relating to Bluegreen’s notes receivable and related allowance for loan losses as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30,	December 31,
	2018	2017
Notes receivable:
VOI notes receivable - non-securitized	$170,296	184,971
VOI notes receivable - securitized	381,886	364,349
Notes receivable secured by homesites (1)	1,070	1,329
Gross notes receivable	553,252	550,649
Allowance for loan losses - non-securitized	(37,628)	(38,497)
Allowance for loan losses - securitized	(85,870)	(85,161)
Allowance for loan losses - homesites (1)	(107)	(133)
Notes receivable, net	$429,647	426,858
Allowance as a % of gross notes receivable	22%	22%

(1)	Notes receivable secured by homesites were originated through a business, substantially all of the assets of which were sold by Bluegreen in 2012.

The weighted-average interest rate on Bluegreen’s notes receivable was 15.4% and 15.3% at June 30, 2018 and December 31, 2017, respectively. Bluegreen’s VOI notes receivable bear interest at fixed rates.

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

The activity in Bluegreen’s allowance for loan losses (including notes receivable secured by homesites) was as follows (in thousands):

For the Six Months Ended
June 30,
2018
Balance, beginning of period	$123,791
Provision for loan losses	21,447
Write-offs of uncollectible receivables	(21,633)
Balance, end of period	$123,605

The following table shows the delinquency status of Bluegreen’s VOI notes receivable as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30,	December 31,
	2018	2017
Current	$527,487	525,482
31-60 days	5,825	6,088
61-90 days	3,368	4,897
> 90 days (1)	15,502	12,853
Total	$552,182	549,320

(1)

Includes $11.0 million and $7.6 million as of June 30, 2018 and December 31, 2017, respectively, related to VOI notes receivable that, as of such date, had defaulted, but the related VOI note receivable balance had not yet been charged off in accordance with the provisions of certain of Bluegreen's receivable-backed notes payable transactions.  These VOI notes receivable have been reflected in the allowance for loan losses.

5.     Trade Inventory

Trade inventory consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Raw materials	$3,228	3,320
Paper goods and packaging materials	885	865
Finished goods	17,167	19,717
Total trade inventory	$21,280	23,902

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

6.     VOI Inventory

Bluegreen’s VOI inventory consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Completed VOI units	$238,839	194,503
Construction-in-progress	18,269	22,334
Real estate held for future VOI development	70,789	64,454
Total VOI inventory	$327,897	281,291

7.    Real Estate

Real estate consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Real estate held-for-sale
Land	$18,654	20,528
Rental properties	-	6,181
Residential single-family	1,364	1,119
Other	838	-
Total real estate held-for-sale	20,856	27,828

Real estate held-for-investment
Land	10,884	13,066
Other	-	839
Total real estate held-for-investment	10,884	13,905

Real estate inventory	25,160	26,803
Total real estate	$56,900	68,536

0

8.     Investments in Unconsolidated Real Estate Joint Ventures

As of June 30, 2018, the Company had equity interests in 17 unconsolidated real estate joint ventures involved in the development of single-family master planned communities, multifamily apartment facilities and retail centers.  Investments in unconsolidated real estate joint ventures are accounted for as unconsolidated variable interest entities.  See Note 3 for information regarding the Company’s investments in consolidated variable interest entities.

Investments in unconsolidated real estate joint ventures consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Altis at Kendall Square, LLC	$70	78
Altis at Lakeline - Austin Investors LLC	3,794	4,156
New Urban/BBX Development, LLC	446	2,064
Sunrise and Bayview Partners, LLC	1,455	1,499
Hialeah Communities, LLC	111	473
PGA Design Center Holdings, LLC	774	1,862
CCB Miramar, LLC	1,225	1,225
Centra Falls, LLC	10	159
The Addison on Millenia Investment, LLC	5,453	5,933
BBX/S Millenia Blvd Investments, LLC	147	5,611
Altis at Bonterra - Hialeah, LLC	19,405	19,566
Altis at Shingle Creek Manager, LLC	359	338
Altis at Grand Central Capital, LLC	1,926	1,872
Centra Falls II, LLC	431	551
BBX/Label Chapel Trail Development, LLC	4,797	4,885
Altis Promenade Capital, LLC	983	962
Altis Ludlam - Miami Investor, LLC	415	-
Investments in unconsolidated real estate joint ventures	$41,801	51,234

During May 2018, the Company invested in a joint venture, Altis Ludlam - Miami Investor, LLC, to acquire land and obtain entitlements for a potential multifamily apartment development project located in Miami, Florida.

See Note 10 to the Company’s consolidated financial statements included in the 2017 Annual Report for the Company’s accounting policies for analyzing its investments in real estate joint ventures.

9.     Debt

Notes Payable and Other Borrowings

The table below sets forth information regarding the notes payable and other borrowings (other than receivable-backed notes payable) of the Company (dollars in thousands):

	June 30, 2018			December 31, 2017
			Carrying			Carrying
			Amount of			Amount of
	Debt	Interest	Pledged	Debt	Interest	Pledged
	Balance	Rate	Assets	Balance	Rate	Assets
Bluegreen:
2013 Notes Payable	$39,375	5.50%	$33,773	$46,500	5.50%	$29,403
Pacific Western Term Loan	2,500	7.31%	8,568	2,715	6.72%	9,884
Fifth Third Bank Note	3,957	4.98%	7,981	4,080	4.36%	8,071
NBA Line of Credit	3,547	5.23%	17,853	5,089	4.75%	15,260
NBA Éilan Loan	24,258	5.23%	34,509	-	-	-
Fifth Third Syndicated
Line of Credit	55,000	4.88%	86,907	20,000	4.27%	75,662
Fifth Third Syndicated
Term Loan	23,125	4.84%	26,796	23,750	4.32%	23,960
Unamortized debt
issuance costs	(2,111)		-	(1,940)		-
Total Bluegreen	$149,651			$100,194

Other:
Community Development
District Obligations	$16,492	4.50-6.00%	$25,160	$21,435	4.50-6.00%	$26,803
TD Bank Term Loan and
Line of Credit	12,705	5.16%	(1)	12,890	4.02%	(1)
Seller's Note	1,484	5.00%	(1)	1,471	5.00%	(1)
Iberia $50 million Revolving
Line of Credit	30,000	4.98%	(4)	-	-	-
Iberia $5 million
Line of Credit (3)	4,815	4.75%	(1)	3,820	4.12%	(1)
Unsecured Note	3,400	6.00%	(2)	3,400	6.00%	(2)
Other	1,525	5.25%	1,968	1,544	5.25%	1,993
Unamortized debt
issuance costs	(457)			(640)
Total other	$69,964			$43,920

Total notes payable and
other borrowings	$219,615			$144,114

(1)	The collateral is a blanket lien on the respective company’s assets.
(2)	BBX Capital is guarantor on the promissory note.
(3)	In July 2018, the balance of the facility was paid-in-full.
(4)	The collateral is units of Woodbridge having a value of not less than $100.0 million.

See Note 13 to the Company’s consolidated financial statements included in the 2017 Annual Report for additional information regarding the above listed notes payable and other borrowings.

New debt issuances and significant changes related to notes payable and other borrowings during the six months ended June 30, 2018 are detailed below.

Iberia $50 million Revolving Line of Credit - In March 2018, BBX Capital, BBX Sweet Holdings, Food for Thought Restaurant Group-Florida, LLC, the former BBX Capital Corporation, (“BCC”), and Woodbridge, entered into a Loan and Security Agreement and related agreements with IberiaBank, as administrative agent and lender, and City National Bank of Florida, as lender, which provide for a $50.0 million revolving line of credit. Amounts borrowed under the facility accrue interest at a floating rate of 30-day LIBOR plus a margin of 3.0% to 3.75% or the Prime Rate plus a margin of 1.50% to 2.25%. The applicable margin is based on BBX Capital’s debt to EBITDA ratio. Payments of interest only are payable monthly. The facility matures, and all outstanding principal and interest will be payable, on March 6, 2020, with twelve month renewal options at BBX Capital’s request, subject to satisfaction of certain conditions. The facility is secured by a pledge of a percentage of BBX Capital’s membership interests in Woodbridge having a value of not less than $100.0 million. Borrowings under the facility may be used for business acquisitions, real estate investments, stock repurchases, letters of credit and general corporate purposes. Under the terms and conditions of the Loan and Security Agreement, we are required to comply with certain financial covenants, including maintaining minimum unencumbered liquidity and complying with financial ratios related to fixed charge coverage and debt to EBITDA. The Loan and Security Agreement also contains customary affirmative and negative covenants, including those that, among other things, limit the ability of BBX Capital and the other borrowers to incur additional indebtedness and to make certain loans and investments. In April 2018, the Company borrowed $30.0 million under the IberiaBank $50 million revolving line-of-credit.

NBA Éilan Loan – During April 2018, Bluegreen entered into a non-revolving acquisition loan (the “NBA Éilan Loan”) with the National Bank of Arizona (“NBA”). The NBA Éilan Loan provides for advances of up to $27.5 million, $24.3 million of which was used to fund the acquisition of the Éilan Hotel & Spa in San Antonio, Texas for approximately $34.3 million and up to an additional $3.2 million which may be drawn upon to fund certain future improvement costs over a 12-month advance period. Principal payments will be effected through release payments from sales of VOIs at Éilan Hotel & Spa that serve as collateral for the NBA Éilan Loan, subject to a minimum amortization schedule, with the remaining balance due at maturity in April 2023. Borrowings under the NBA Éilan Loan bear interest at an annual rate equal to one month LIBOR plus 3.25%, subject to a floor of 4.75%. As of June 30, 2018, there was $24.3 million outstanding on the NBA Éilan Loan.

Receivable-Backed Notes Payable

The table below sets forth information regarding Bluegreen’s receivable-backed notes payable facilities (dollars in thousands):

	June 30, 2018			December 31, 2017
			Principal			Principal
			Balance of			Balance of
			Pledged/			Pledged/
	Debt	Interest	Secured	Debt	Interest	Secured
	Balance	Rate	Receivables	Balance	Rate	Receivables
Recourse Receivable-Backed
Notes Payable:
Liberty Bank Facility	$41,529	4.75%	$49,127	$24,990	5.00%	$30,472
NBA Receivables Facility	41,623	4.73%	53,857	44,414	4.10%	53,730
Pacific Western Facility	18,430	6.24%	23,761	15,293	6.00%	19,516
Total	$101,582		$126,745	$84,697		$103,718

Non-Recourse Receivable-Backed
Notes Payable:
KeyBank/DZ Purchase Facility	$32,160	4.84%	$39,866	$16,144	4.31%	$19,866
Quorum Purchase Facility	29,743	4.75-5.50%	33,465	16,771	4.75-6.90%	18,659
2012 Term Securitization	18,926	2.94%	21,340	23,227	2.94%	25,986
2013 Term Securitization	32,257	3.20%	34,565	37,163	3.20%	39,510
2015 Term Securitization	50,854	3.02%	54,590	58,498	3.02%	61,705
2016 Term Securitization	72,553	3.35%	81,021	83,142	3.35%	91,348
2017 Term Securitization	94,365	3.12%	106,014	107,624	3.12%	119,582
Unamortized debt issuance costs	(5,346)		-	(6,148)		-
Total	$325,512		$370,861	$336,421		$376,656

Total receivable-backed debt	$427,094		$497,606	$421,118		$480,374

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

Quorum Purchase Facility - Bluegreen and Bluegreen/Big Cedar Vacations have a VOI notes receivable purchase facility (the “Quorum Purchase Facility”) with Quorum Federal Credit Union (“Quorum”), pursuant to which Quorum has agreed to purchase eligible VOI notes receivable in an amount of up to an aggregate $50.0 million purchase price, subject to certain conditions precedent and other terms of the facility. On April 6, 2018, the Quorum Purchase Facility was amended to extend the revolving purchase period from June 30, 2018 to June 30, 2020, and provided for a fixed interest rate of 4.95% per annum on advances made through September 30, 2018.  The interest rate on advances made after September 30, 2018 will be set at the time of funding based on rates mutually agreed upon by all parties.  The amendment also reduced the loan purchase fee applicable to future advances from 0.50% to 0.25% and extended the maturity of the Quorum Purchase Facility from December 2030 to December 2032.  Of the amounts outstanding under the Quorum Purchase Facility at June 30, 2018, $2.4 million accrues interest at a rate per annum of 5.5%,  $18.9 million accrues interest at a rate per annum of 4.95%,  $2.9 million accrues interest at a rate per annum of 5.0%, and $5.5 million accrues interest at a rate per annum of 4.75%.  The Quorum Purchase Facility provides for an 85% advance rate on eligible receivables sold under the facility; however, Quorum can modify this advance rate on future purchases subject to the terms and conditions of the Quorum Purchase Facility. Eligibility requirements for VOI notes receivable sold include, among others, that the obligors under the VOI notes receivable sold be members of Quorum at the time of the note sale. Subject to performance of the collateral, Bluegreen or Bluegreen/Big Cedar Vacations, as applicable, will receive any excess cash flows generated by the VOI notes receivable transferred to Quorum under the facility (excess meaning after payment of customary fees, interest and principal under the facility) on a pro-rata basis as borrowers make payments on their VOI notes receivable. While ownership of the VOI notes receivable included in the Quorum Purchase Facility is transferred and sold for legal purposes, the transfer of these VOI notes receivable is accounted for as a secured borrowing for financial reporting purposes. The facility is nonrecourse.

See Note 13 to the Company’s condensed consolidated financial statements included in the 2017 Annual Report for additional information regarding Bluegreen’s other receivable-backed notes payable facilities listed above.

Junior Subordinated Debentures

The table below sets forth information regarding the junior subordinated debentures of the Company (dollars in thousands):

	June 30,		December 31,
	2018		2017
		Effective		Effective
	Carrying	Interest	Carrying	Interest	Maturity
	Amounts	Rates (1)	Amounts	Rates (1)	Years (2)
Woodbridge - Levitt Capital Trusts I - IV	$66,302	6.14 - 6.19%	$66,302	5.14 - 5.19%	2035 - 2036
Bluegreen Statutory Trusts I - VI	110,827	7.16 - 7.21%	110,827	6.18 - 6.59%	2035 - 2037
Unamortized debt issuance costs	(1,236)		(1,272)
Purchase discount	(39,919)		(40,443)
Total junior subordinated debentures	$135,974		$135,414

(1)	Junior subordinated debentures bear interest at 3-month LIBOR plus a spread ranging from 3.80% to 4.90%.
(2)	All of the junior subordinated debentures were eligible for redemption by Woodbridge and Bluegreen, as applicable, as of June 30, 2018 and December 31, 2017.

Woodbridge and Bluegreen have each formed statutory business trusts (collectively, the “Trusts”), each of which issued trust preferred securities and invested the proceeds thereof in junior subordinated debentures of Woodbridge and Bluegreen, respectively. The Trusts are VIEs in which Woodbridge and Bluegreen, as applicable, are not the primary beneficiaries. Accordingly, the Company and its subsidiaries do not consolidate the operations of these Trusts; instead, the beneficial interests in the Trusts are accounted for under the equity method of accounting. Included in other assets as of June 30, 2018 and December 31, 2017 was $5.9 million of equity in the Trusts.  Interest on the junior subordinated debentures and distributions on the trust preferred securities are payable quarterly in arrears at the same interest rate.

During January 2017, Woodbridge purchased approximately $11.1 million of Levitt Capital Trust II (“LCTII”) trust preferred securities for $6.7 million and purchased approximately $7.7 million of Levitt Capital Trust III (“LCTIII”) trust preferred securities for $4.7 million, and in February 2017, Woodbridge delivered the purchased securities to the respective trusts in exchange for the cancellation of $11.1 million of Woodbridge’s junior subordinated debentures held by LCTII and $7.7 million of Woodbridge’s junior subordinated debentures held by LCTIII.  As a result, in February 2017, Woodbridge recognized a $6.9 million gain associated with the cancellation of the notes, which is included in “Net gains on cancellation of junior subordinated debentures” in the Company’s condensed consolidated statements of operations for the six months ended June 30, 2017.

See Note 13 to the Company’s consolidated financial statements included in the 2017 Annual Report for additional information regarding the Company’s junior subordinated debentures.

As of June 30, 2018, BBX Capital and its subsidiaries were in compliance with all financial debt covenants under its debt instruments. As of June 30, 2018, Bluegreen had availability of approximately $140.5 million under its receivable-backed purchase and credit facilities, inventory lines of credit and corporate credit line, subject to eligible collateral and the terms of the facilities, as applicable. As of June 30, 2018, availability under other BBX Capital revolving lines of credit was approximately $21.5 million.

10.    Income Taxes

BBX Capital and its subsidiaries file a consolidated federal income tax return and income tax returns in various state and foreign jurisdictions.

On December 22, 2017, the Tax Reform Act was signed into law. In addition to changes or limitations to certain tax deductions, including limitations on the deductibility of interest payable to related and unrelated lenders and further limiting deductible executive compensation, the Tax Reform Act permanently lowers the federal corporate tax rate to 21% from the previous maximum rate of 35%, effective for tax years commencing January 1, 2018. As a result of the Tax Reform Act, SAB 118 and ASU 2018-05 were issued to address the application of ASC 740 in situations in which an entity does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. Under this guidance, an entity may record provisional amounts for the impact of the Tax Reform Act which may be revised during a one year “measurement period.” In accordance with this guidance, the Company remeasured its net deferred tax liabilities in the fourth quarter of 2017 due to the reduction of the corporate tax rate to 21% and recorded a provisional tax benefit of $45.3 million in its statement of operations for the year ended December 31, 2017. During the three and six months ended June 30, 2018, the Company reduced the provisional tax benefit recognized for the year ended December 31, 2017 by $2.7 million as a result of its analysis of the impact of the Tax Reform Act on the deductibility of certain compensation to covered employees. The Company continues to analyze the impact of the Tax Reform Act, which may differ, possibility materially, from the provisional amounts recorded by the Company due to, among other things, additional analysis, changes in interpretations and assumptions made by the Company, and additional regulatory guidance that may be issued. Therefore, the Company may recognize additional revisions during the one year measurement period in accordance with the guidance in SAB 118 and ASU 2018-05 and expects to complete its analysis no later than December 22, 2018.

The Company’s effective income tax rate for the three and six months ended June 30, 2018 was 33%, excluding the discrete income tax expense of $2.7 million related to the provisional adjustment described above. The Company’s effective income tax rate for the three and six months ended June 30, 2017 was 43%.  The Company’s effective income tax rate for the three and six months ended June 30, 2018, excluding the impact of the provisional adjustment described above, was favorably impacted by the reduction in the federal corporate tax rate from 35% to 21% commencing on January 1, 2018, partially offset by limitations in the deductibility of compensation to covered employees.

Effective income tax rates for interim periods are based upon the Company’s current estimated annual rate, which varies based upon the Company’s estimate of taxable earnings and the mix of taxable earnings in the various states in which the Company operates. The Company’s effective tax rate was applied to income before income taxes reduced by net income attributable to non-controlling interests in joint ventures taxed as partnerships.

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

In connection with the Eleventh Circuit Court of Appeals’ reversal of certain judgments in the first trial, which became final on January 31, 2017, and the resolution of the matter in favor of BCC and Mr. Levan in the second trial, BBX Capital received legal fees and costs reimbursements from its insurance carrier for the six months ended June 30, 2017 of approximately $5.0 million as well as the release of a $4.6 million penalty assessed against BCC in the first trial. The legal fees and costs reimbursements and the release of the penalty are reflected in the Company’s condensed consolidated statement of operations in  “Reimbursements of litigation costs and penalty” for the six months ended June 30, 2017.

In Re BCC Merger Shareholder Litigation

On August 10, 2016, Shiva Stein filed a lawsuit against the Company, BBX Merger Sub, LLC, BCC and the members of BCC’s board of directors, which seeks to establish a class of BCC’s shareholders and challenges the Merger.  The plaintiff asserts that the Merger consideration undervalues BCC and is unfair to BCC’s public shareholders, that the sales process was unfair and that BCC’s directors breached their fiduciary duties of care, loyalty and candor owed to the public shareholders of BCC because, among other reasons, they failed to take steps to maximize the value of BCC to its public shareholders and instead diverted consideration to themselves. The lawsuit also alleges that BBX Capital, as the controlling shareholder of BCC, breached its fiduciary duties of care, loyalty and candor owed to the public shareholders of BCC by utilizing confidential, non-public information to formulate the Merger consideration and not acting in the best interests of BCC’s public shareholders. In addition, the lawsuit includes a cause of action against BCC, the Company and Merger Sub for aiding and abetting the alleged breaches of fiduciary duties. The lawsuit requested that the court grant an injunction blocking the proposed Merger or, if the proposed Merger is completed, rescind the transaction or award damages as determined by the court.  On September 15, 2016, Defendants filed a Motion to Dismiss the amended complaint. On November 21, 2016, the Court issued an order granting the Motion to Dismiss with prejudice. Plaintiff appealed the Court’s order dismissing the amended complaint to the Fourth District Court of Appeals, and on March 21, 2018, the Fourth District Court of Appeals issued an opinion affirming the dismissal of the action. The time period for plaintiff to appeal the Fourth District Court of Appeals ruling has lapsed.

The following is a description of certain ongoing litigation matters:

Bluegreen Litigation

Commencing in 2015, it came to Bluegreen’s attention that its collection efforts with respect to its VOI notes receivable were being impacted by a then emerging industry-wide trend involving the receipt of “cease and desist” letters from attorneys purporting to represent certain VOI owners. Following receipt of these letters, Bluegreen is unable to contact the owners unless allowed by law.  Bluegreen believes these attorneys have encouraged such owners to become delinquent and ultimately default on their obligations and that such actions and Bluegreen’s inability to contact the owners are a primary contributor to the increase in its annual default rates.  Bluegreen’s average annual default rates have increased from 6.9% in 2015 to 8.4% in 2018.  Bluegreen also estimates that approximately 15.4% of the total delinquencies on its VOI notes receivable as of June 30, 2018 related to VOI notes receivable subject to these letters.  Bluegreen has in a number of cases pursued, and may in the future pursue, legal action against the VOI owners.

On August 24, 2016, Whitney Paxton and Jeff Reeser filed a lawsuit against Bluegreen Vacations Unlimited, Inc. (“BVU”), a wholly-owned subsidiary of Bluegreen, and certain of its employees, seeking to establish a class action of former and current employees of BVU and alleging violations of plaintiffs’ rights under the Fair Labor Standards Act of 1938 (the “FLSA”) and breach of contract. The lawsuit also claims that the defendants terminated plaintiff Whitney Paxton as retaliation for her complaints about alleged violations of the FLSA. The lawsuit seeks damages in the amount of the unpaid compensation owed to the plaintiffs. During July 2017, a magistrate judge entered a report and recommendation that the plaintiffs’ motion to conditionally certify collective action and facilitate notice to potential class members be granted with respect to certain employees and denied as to others. During September 2017, the judge accepted the recommendation and granted preliminary approval of class certification. Based on that conditional class certification, all potential class members were provided Consent Forms to opt-in to the lawsuit, which opt-in period has since expired, and a set number of opt-ins has been determined. Class-wide discovery was subsequently served and plaintiffs filed a Motion for Protective Order which is pending. Bluegreen intends to seek to compel 59 of the currently named opt-in plaintiffs to submit their respective claims to arbitration on an individual basis. Bluegreen believes that the lawsuit is without merit and intends to vigorously defend the action.

On September 22, 2017, Stephen Potje, Tamela Potje, Sharon Davis, Beafus Davis, Matthew Baldwin, Tammy Baldwin, Arnor Lee, Angela Lee, Gretchen Brown, Paul Brown, Jeremy Estrada, Emily Estrada, Guillermo Astorga Jr., Michael Oliver, Carrie Oliver, Russell Walters, Elaine Walters, and Mike Ericson, individually and on behalf of all other similarly situated, filed a purported class action lawsuit against Bluegreen which asserted claims for alleged violations of the Florida Deceptive and Unfair Trade Practices Act and the Florida False Advertising Law. In the complaint, the plaintiffs alleged the making of false representations in connection with Bluegreen’s sales of VOIs, including representations regarding the ability to use points for stays or other experiences with other vacation providers, the ability to cancel VOI purchases and receive a refund of the purchase price and the ability to roll over unused points and that annual maintenance fees would not increase. The complaint sought to establish a class of consumers who, since the beginning of the applicable statute of limitations, purchased VOIs from Bluegreen, had their annual maintenance fees relating to Bluegreen VOIs increased, or were unable to roll over their unused points to the next calendar year. The plaintiffs sought damages in the amount alleged to have been improperly obtained by Bluegreen, as well as any statutory enhanced damages, attorneys’ fees and costs, and equitable and injunctive relief. On November 20, 2017, Bluegreen moved to dismiss the complaint and, in response, the plaintiffs filed an amended complaint dropping the claims relating to the Florida Deceptive and Unfair Trade Practices Act and adding claims for fraud in the inducement and violation of the Florida Vacation Plan and Timesharing Act. On March 20, 2018, the plaintiffs withdrew their motion for class action certification and on March 23, 2018, the court ordered dismissal of the suit. On April 24, 2018, the plaintiffs filed a new lawsuit against BVU, for substantially the same claims, but only on behalf of the 18 named individuals and not as a class action. Bluegreen believes that the lawsuit is without merit and intends to vigorously defend the action.

On January 4, 2018, Gordon Siu, individually and on behalf of all others similarly situated, filed a lawsuit against BVU and others, Choice Hotels International, Inc. which asserted claims for alleged violations of California law that relates to the recording of telephone conversations with consumers. Plaintiff alleges that after staying at a Choice Hotels resort, defendants placed a telemarketing call to plaintiff to sell the Choice Hotels customer loyalty program and a vacation package at a Choice hotel via the Bluegreen Getaways vacation package program. Plaintiff alleges that he was not timely informed that the phone conversation was being recorded and is seeking certification of a class comprised of other persons recorded on calls without their consent within one year before the filing of the original complaint. After BVU moved to dismiss the complaint, plaintiff amended his complaint to dismiss one of the two causes of action in the original complaint on the basis that that particular statute only concerns land line phones. Plaintiff and Choice agreed to a confidential settlement and Choice has been dismissed from this lawsuit. Plaintiff seeks money damages and injunctive relief. Bluegreen believes the lawsuit is without merit and intends to vigorously defend the action.

On May 3, 2018, Katja Anderson and George Galloway, individually and on behalf of all other persons similarly situated, filed a lawsuit against Bluegreen which asserted violations of the Telephone Consumer Practices Act. The plaintiffs claim that they received multiple telemarketing calls in the spring of 2015 despite their requests not to be called. Plaintiffs seek certification of a class of individuals in the United States who received more than one telephone call made by Bluegreen or on its behalf within a 12-month period; to a telephone number that has been registered with the National Do Not Call Registry for at least 30 days. Plaintiffs seek money damages, attorneys’ fees and a court order requiring Bluegreen to cease all unsolicited telephone calling activities. Bluegreen has moved to dismiss the lawsuit, and the motion is pending. Bluegreen believes the lawsuit is without merit and intend to vigorously defend the action.

On June 28, 2018, Melissa S. Landon, Edward P. Landon, Shane Auxier and Mu Hpare, individually and on behalf of all others similarly situated, filed a purported class action lawsuit against Bluegreen and BVU asserting claims for alleged violations of the Wisconsin Timeshare Act, Wisconsin law prohibiting illegal referral selling, and Wisconsin law prohibiting illegal attorney’s fee provisions. Plaintiffs allegations include that Bluegreen failed to disclose the identity of the seller of real property at the beginning of its initial contact with the purchaser; that Bluegreen misrepresented who the seller of the real property was; that Bluegreen misrepresented the buyer’s right to cancel; that Bluegreen included an illegal attorney’s fee provision in its sales document(s); that Bluegreen offered an illegal “today only” incentive to purchase; and that Bluegreen utilizes an illegal referral selling program to induce the sale of VOIs. Plaintiffs seek certification of a class consisting of all persons who, in Wisconsin, purchased from Bluegreen one or more VOIs within six years prior to the filing of this lawsuit. Plaintiffs seek statutory damages, attorneys’ fees and injunctive relief.  Bluegreen believes the lawsuit is without merit and intend to vigorously defend the action.

The following is a description of certain commitments, contingencies, and guarantees:

In lieu of paying maintenance fees for unsold VOI inventory, Bluegreen provides subsidies to certain HOAs to provide funds to operate and maintain vacation ownership properties in excess of assessments collected from owners of the VOIs. During the six months ended June 30, 2018 and 2017, Bluegreen made  payments related to such subsidies of $0.6 million and $0.1 million, respectively. As of June 30, 2018 and December 31, 2017, Bluegreen had $4.6 million and $0, respectively, accrued for such subsidies included in other liabilities in the Company’s condensed consolidated statements of financial condition. As of June 30, 2018, Bluegreen was providing subsidies to ten HOAs.

In October 2013, Bluegreen entered into an agreement to purchase from an unaffiliated third party completed VOI inventory at the Lake Eve Resort in Orlando, Florida over a five-year period. The total purchase commitment was $35.1 million. During the six months ended June 30,  2018, Bluegreen paid the final $4.6 million under this agreement.

In August 2016, BBX Capital entered into a severance arrangement with a former executive pursuant to which the executive is entitled to receive $3.7 million in cash payments over a three year period ending in August 2019. As of June 30, 2018, the Company had a $1.2 million liability remaining under this arrangement.

In September 2017, Bluegreen entered into an agreement with a former executive in connection with his retirement pursuant to which the executive is entitled to receive $2.9 million in cash payments through March 2019. As of June 30, 2018, Bluegreen had a $1.6 million liability remaining under this arrangement. During the second half of 2017, Bluegreen also commenced an initiative designed to streamline their operations in certain areas to facilitate future growth. Such initiative resulted in $5.8 million of severance accrued as of December 31, 2017 and $0.6 million accrued as of June 30, 2018, included in other liabilities in the Company’s condensed consolidated statement of financial condition.

In March 2018, Bluegreen approved in principle the material terms of an Executive Leadership Incentive Plan (the “ELIP”), which provides for the grant of cash-settled performance units (“Performance Units”) and cash-settled stock appreciation rights (“SARs”) to participants in the ELIP.  It is contemplated that each participant will be granted award opportunities representing a percentage of his or her base salary (the “Target LTI”).  In the case of certain of Bluegreen’s executive officers, the award will be allocated 30% to SARs and 70% to Performance Units.  For other participants, including Bluegreen’s senior vice presidents, certain vice presidents and certain other employees, the award will be 100% in Performance Units. Performance Units will represent the right of the recipient to receive a cash payment based on the achievement of levels of EBITDA and return on invested capital (“ROIC”) during a two-year period.  SARs granted under the ELIP, upon exercise after vesting, will entitle the holder to a cash payment in an amount equal to the excess of the market price of Bluegreen’s common stock on the date of exercise over the exercise price of the SAR. The SARs will vest in equal annual installments on the first, second and third anniversary of the date of grant and have a five-year term. In March 2018, Bluegreen’s compensation committee approved grants of 639,643 SARs at an exercise price of $19.72 per share to certain members of Bluegreen’s management pursuant to this plan. As of June 30, 2018, Bluegreen had $2.1 million accrued for the ELIP included in other liabilities in the Company’s condensed consolidated statement of financial condition.

Bluegreen has an exclusive marketing agreement with Bass Pro, a nationally-recognized retailer of fishing, marine, hunting, camping and sports gear, that provides Bluegreen with the right to market and sell vacation packages at kiosks in each of Bass Pro’s retail locations and through certain other means. As of June 30, 2018, Bluegreen was selling vacation packages in 68 of Bass Pro’s stores. Bluegreen compensates Bass Pro based on VOI sales generated through the program. No compensation is paid to Bass Pro under the agreement on sales made at Bluegreen/Big Cedar Vacations’ resorts. During the six months ended June 30, 2018 and 2017, VOI sales to prospects and leads generated by the agreement with Bass Pro accounted for approximately 14% and 15%, respectively, of Bluegreen’s VOI sales volume. On October 9, 2017, Bass Pro advised Bluegreen that it believed the amounts paid to it as VOI sales commissions should not have been adjusted for certain purchaser defaults. Bluegreen previously had informed Bass Pro that the aggregate amount of such adjustments for defaults charged back to Bass Pro between January 2008 and June 2017 totaled approximately $4.8 million. While Bluegreen believed and continues to believe that these adjustments were appropriate and consistent with both the terms and the intent of the agreements with Bass Pro, in October 2017, in order to demonstrate its good faith, Bluegreen paid the amount at issue to Bass Pro pending future resolution of the matter. Bluegreen has continued to make payments to Bass Pro as it believes appropriate and consistent with the agreements, which continue to be adjusted for defaults, and Bass Pro has accepted these payments as historically calculated. On July 23, 2018, Bass Pro again raised the issue regarding adjustments for defaults and requested additional information regarding the calculation of commissions payable to Bass Pro and other amounts payable under the agreements, including reimbursements paid to Bluegreen. The issues raised by Bass Pro have not impacted current operations under the marketing agreement or relative to Bluegreen/Big Cedar Vacations. Bluegreen intends to formally respond to Bass Pro with its view on these matters and intends to provide Bass Pro with all appropriately requested information. Bluegreen’s agreements with Bass Pro provide that, in the event of any dispute or disagreement between the parties, either party may give notice and thereafter the CEOs of the parties are required to communicate promptly with each other with a view to resolving the dispute or disagreement. Accordingly, it is anticipated that such process will be followed in good faith and that the parties will appropriately resolve any issues. While Bluegreen does not believe that any material additional amounts are due to Bass Pro as a result of these matters, any change in the calculations utilized in connection with payments or reimbursements required under the agreements could impact future results.

The Company guarantees certain obligations of its wholly-owned subsidiaries and unconsolidated real estate joint ventures as follows:

•

BBX Capital is a guarantor of 50% of the outstanding balance of a third party loan to the Sunrise and Bayview Partners, LLC real estate joint venture, which had an outstanding balance of $5.0 million as of June 30, 2018.

•

BBX Capital is a guarantor on a $1.5 million note payable Anastasia, a wholly-owned subsidiary of BBX Sweet Holdings, owes to the former owner of Anastasia. The note payable is collateralized by the common stock of Anastasia.

•

BBX Capital and BBX Sweet Holdings are guarantors of a $1.5 million note payable Hoffman’s Chocolates, a wholly-owned subsidiary of BBX Sweet Holdings, owes to Centennial Bank. The note payable is collateralized by property and equipment with a carrying amount of approximately $2.0 million.

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

•

BBX Capital was a guarantor on a $5.0 million revolving line of credit of BBX Sweet Holdings with IberiaBank. The facility was collateralized by the assets of BBX Sweet Holdings and its subsidiaries. In July 2018, the balance of the facility was paid in full, and the facility is no longer outstanding.

•

The Company’s wholly-owned subsidiary, Food for Thought Restaurant Group, LLC, enters into lease agreements for MOD Super-Fast Pizza (“MOD Pizza”) restaurant locations. As of June 30, 2018, the Company is a guarantor on five of the lease agreements with estimated future minimum rental payments of $4.9 million.

•

BBX Capital and BBX Sweet Holdings are guarantors on the lease of a manufacturing facility in Utah.  The Company exited the manufacturing facility during 2018 and recognized a lease liability of $1.0 million on the cease-use date.

12.    Common Stock and Redeemable 5% Cumulative Preferred Stock

In April 2018, BBX Capital completed a cash tender offer pursuant to which it purchased and retired 6,486,486 shares of its Class A Common Stock at a purchase price of $9.25 per share for an aggregate purchase price of approximately $60.1 million inclusive of acquisition costs. As of April 19, 2018, the shares purchased in the tender offer represented approximately 7.6% of the total number of outstanding shares of BBX Capital’s Class A Common Stock and 6.3% of BBX Capital’s total issued and outstanding equity (which includes the issued and outstanding shares of BBX Capital’s Class B Common Stock).

As of December 31, 2017, the Company had outstanding 15,000 shares of 5% Cumulative Preferred Stock with a stated value of $1,000 per share. During December 2013, the Company made a $5.0 million loan to the holders of the 5% Cumulative Preferred Stock. The loan was secured by 5,000 shares of the 5% Cumulative Preferred Stock, had a term of five years, accrued interest at a rate of 5% per annum, and provided for payments of interest on a quarterly basis during the term of the loan, with all outstanding amounts being due and payable at maturity in December 2018.

On March 31, 2018, the Company redeemed 5,000 shares of the 5% Cumulative Preferred Stock in exchange for the cancellation of the $5.0 million loan to the holders of the 5% Cumulative Preferred Stock.

As of June 30, 2018, the Company had outstanding 10,000 shares of 5% Cumulative Preferred Stock.

13.    Noncontrolling Interests and Redeemable Noncontrolling Interest

Noncontrolling interests in the Company’s consolidated subsidiaries consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Bluegreen (1)	$41,798	39,271
Bluegreen / Big Cedar Vacations (2)	48,945	43,021
Joint ventures and other	886	(238)
Total noncontrolling interests	$91,629	82,054

The redeemable noncontrolling interest included in the Company’s condensed consolidated statements of financial condition is comprised of a redeemable noncontrolling interest associated with IT’SUGAR. The Company owns 90.4% of IT’SUGAR’s Class B Units, while the remaining 9.6% of such units are held by a noncontrolling interest and may be redeemed for cash at the holder’s option upon a contingent event outside of the Company’s control.

Income (loss) attributable to noncontrolling interests, including redeemable noncontrolling interests, consisted of the following (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Bluegreen (1)	$2,671	-	4,769	-
Bluegreen / Big Cedar Vacations (2)	3,317	3,519	5,924	6,166
Joint ventures and other	(30)	(66)	(175)	(76)
Net income attributable to noncontrolling interests	$5,958	3,453	10,518	6,090

(1)	Subsequent to Bluegreen’s IPO in November 2017, the Company owns 90% of Bluegreen.
(2)	Bluegreen has a joint venture arrangement pursuant to which it owns 51% of Bluegreen/Big Cedar Vacations.

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

Financial Disclosures about Fair Value of Financial Instruments

The following tables present information for consolidated financial instruments at June 30, 2018 and December 31, 2017 (in thousands):

			Fair Value Measurements Using
			Quoted prices
	Carrying		in Active	Significant
	Amount	Fair Value	Markets	Other	Significant
	As of	As of	for Identical	Observable	Unobservable
	June 30,	June 30,	Assets	Inputs	Inputs
	2018	2018	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$380,447	380,447	380,447	-	-
Restricted cash	54,471	54,471	54,471	-	-
Loans receivable (1)	6,413	7,576	-	-	7,576
Notes receivable, net	429,647	520,000	-	-	520,000

Financial liabilities:
Receivable-backed notes payable	$427,094	424,200	-	-	424,200
Notes payable and other borrowings	219,615	223,296	-	-	223,296
Junior subordinated debentures	135,974	138,000	-	-	138,000
Redeemable 5% cumulative preferred stock	9,310	9,053	-	-	9,053

			Fair Value Measurements Using
			Quoted prices
	Carrying		in Active	Significant
	Amount	Fair Value	Markets	Other	Significant
	As of	As of	for Identical	Observable	Unobservable
	December 31,	December 31,	Assets	Inputs	Inputs
	2017	2017	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$362,526	362,526	362,526	-	-
Restricted cash	46,721	46,721	46,721	-	-
Loans receivable (1)	19,454	21,125	-	-	21,125
Notes receivable, net	426,858	525,000	-	-	525,000
Notes receivable from preferred
shareholders (2)	5,000	5,000	-	-	5,000

Financial liabilities:
Receivable-backed notes payable	$421,118	425,900	-	-	425,900
Notes payable and other borrowings	144,114	149,438	-	-	149,438
Junior subordinated debentures	135,414	132,000	-	-	132,000
Redeemable 5% cumulative preferred stock	13,974	13,977	-	-	13,977

(1)	Included in other assets in the Company’s condensed consolidated statements of financial condition as of June 30, 2018 and December 31, 2017.
(2)	Included in other assets in the Company’s condensed consolidated statements of financial condition as of December 31, 2017.

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

15.    Certain Relationships and Related Party Transactions

The Company may be deemed to be controlled by Alan B. Levan, the Company’s Chairman and Chief Executive Officer, and John E. Abdo, the Company’s Vice Chairman. Together, Mr. Alan B. Levan and Mr. Abdo may be deemed to beneficially own shares of the Company’s Class A Common Stock and Class B Common Stock representing approximately 77% of the Company’s total voting power. Mr. Alan B. Levan and Mr. Abdo serve as Chairman and Vice Chairman, respectively, of Bluegreen’s Board of Directors. Jarett S. Levan, the Company’s President and son of Alan B. Levan, and Seth M. Wise, the Company’s Executive Vice President, also serve as directors of the Company and Bluegreen.

Woodbridge is a wholly-owned subsidiary of the Company and owns 90% of Bluegreen as of June 30, 2018.

Bluegreen paid or reimbursed the Company $0.3 million and $0.6 million during the three and six months ended June 30, 2018, respectively, and $0.4 million and $0.8 million during the three and six months ended June 30, 2017, respectively, for management advisory, risk management, administrative and other services.

The Company received $10.1 million and $20.2 million of dividends from Bluegreen during the three and six months ended June 30, 2018, respectively. The Company received $20.0 million of dividends during the three months ended June 30, 2017, and no dividends were paid by Bluegreen during the first quarter of 2017.

During the three and six months ended June 30, 2018, Bluegreen paid $0.2 million and $0.4 million for the acquisition of VOI inventory from a company whose President is the son of David L. Pontius, Bluegreen’s Executive Vice President and Chief Operating Officer.

In April 2015, pursuant to a Loan Agreement and Promissory Note, a wholly owned subsidiary of Bluegreen provided an $80.0 million loan to BBX Capital. Amounts outstanding on the loan bore interest at a rate of 10% per annum until July 2017 when the interest rate was reduced to 6% per annum. Payments of interest are required on a quarterly basis, with the entire $80.0 million principal balance and accrued interest being due and payable in April 2020. BBX Capital is permitted to prepay the loan in whole or in part at any time, and prepayments will be required, to the extent necessary, in order for Bluegreen or its subsidiaries to remain in compliance with covenants under outstanding indebtedness. During the three and six months ended June 30, 2018, BBX Capital recognized $1.2 million and $2.4 million,  respectively, of interest expense on the loan to Bluegreen. During the three and six months ended June 30, 2017, BBX Capital recognized $2.0 million and $4.0 million,  respectively, of interest expense on the loan to Bluegreen. The interest expense was eliminated in consolidation in the Company’s condensed consolidated financial statements.

In May 2015, the Company,  BCC, Woodbridge, Bluegreen and their respective subsidiaries entered into an Agreement to Allocate Consolidated Income Tax Liability and Benefits pursuant to which, among other customary terms and conditions, the parties agreed to file consolidated federal tax returns. Under the agreement, the parties calculate their respective income tax liabilities and attributes as if each of them were a separate filer. If any tax attributes are used by another party to the agreement to offset its tax liability, the party providing the benefit will receive an amount for the tax benefits realized. During the three and six months ended June 30, 2018, Bluegreen paid the Company $9.9 million and $13.8 million, respectively, pursuant to this agreement. During the three and six months ended June 30, 2017, Bluegreen paid the Company $14.9 million and $25.4 million, respectively, pursuant to this agreement.

During each of the three and six months ended June 30, 2018 and 2017, the Company paid Abdo Companies, Inc. approximately $76,000 and $153,000, respectively, in exchange for certain management services. John E. Abdo, the Company’s Vice Chairman, is the principal shareholder and Chief Executive Officer of Abdo Companies, Inc.

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

The information provided for segment reporting is obtained from internal reports utilized by management of the Company, and the presentation and allocation of assets and results of operations may not reflect the actual economic costs of the segments as standalone businesses. If a different basis of allocation were utilized, the relative contributions of the segments might differ, but the relative trends in the segments’ operating results would, in management’s view, likely not be impacted.

In the table for the three and six months ended June 30, 2018 and 2017, amounts set forth in the column entitled “Corporate Expenses & Other” include interest expense associated with Woodbridge’s trust preferred securities, corporate overhead, the Company’s pizza restaurant operations as a franchisee of MOD Pizza, and a controlling financial interest in a restaurant acquired in connection with a loan receivable default. The Company opened two MOD Pizza restaurant locations during the fourth quarter of 2017 and two  locations during the six months ended June 30, 2018. As of June 30, 2018, management determined that the restaurant operations did not warrant separate presentation as a reportable segment.

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

BBX Capital Real Estate

BBX Capital Real Estate activities include the acquisition, ownership, and management of real estate, real estate development projects, and investments in real estate joint ventures. BBX Capital Real Estate also manages the legacy assets acquired in connection with the sale of BankAtlantic to BB&T Corporation in July 2012. The legacy assets include portfolios of loans receivable, real estate properties, and previously charged-off BankAtlantic loans.

Renin

Renin manufactures interior closet doors, wall décor, hardware and fabricated glass products and operates through its headquarters in Canada and two manufacturing, assembly and distribution facilities in Canada and the United States. During the three months ended June 30, 2018 and 2017, total revenues for the Renin reportable segment include $8.3 million and $8.4 million, respectively, of trade sales to two major customers and their affiliates. During the three months ended June 30, 2018 and 2017, Renin’s revenues generated outside the United States totaled $5.3 million and $4.5 million, respectively. During the six months ended June 30, 2018 and 2017, total revenues for the Renin reportable segment include $16.8 million and $16.6 million, respectively, of trade sales to two major customers and their affiliates. During the six months ended June 30, 2018 and 2017, Renin’s revenues generated outside the United States totaled $9.9 million and $10.8 million, respectively. As of June 30, 2018 and 2017, Renin’s properties and equipment located outside the United States totaled $2.2 million and $2.3 million, respectively.

BBX Sweet Holdings

BBX Sweet Holdings consists of IT’SUGAR, Hoffman’s Chocolates, and manufacturing facilities in the chocolate and confection industries serving customers such as boutique retailers, big box chains, department stores, national resort properties, corporate customers, and private label brands. IT’SUGAR is a specialty candy retailer currently with 96 locations in 26 states and Washington, D.C. and Hoffman’s Chocolates is a manufacturer of gourmet chocolates with retail locations in South Florida. BBX Sweet Holdings acquired IT’SUGAR on June 16, 2017.

The table below sets forth the Company’s segment information as of and for the three months ended June 30, 2018 (in thousands):

	Reportable Segments
		BBX Capital			Corporate
		Real		BBX Sweet	Expenses &		Segment
	Bluegreen	Estate	Renin	Holdings	Other	Eliminations	Total
Revenues:
Sales of VOIs	$68,573	-	-	-	-	-	68,573
Fee-based sales commissions	60,086	-	-	-	-	-	60,086
Other fee-based services	30,391	-	-	-	-	-	30,391
Cost reimbursements	14,059	-	-	-	-	-	14,059
Trade sales	-	-	16,890	24,374	2,649	(5)	43,908
Sales of real estate inventory	-	3,250	-	-	-	-	3,250
Interest income	21,118	301	-	15	430	(1,200)	20,664
Net gains on sales of
real estate assets	-	733	-	-	-	-	733
Other revenue	710	710	-	32	245	(135)	1,562
Total revenues	194,937	4,994	16,890	24,421	3,324	(1,340)	243,226

Costs and Expenses:
Cost of VOIs sold	6,789	-	-	-	-	-	6,789
Cost of other fee-based services	16,634	-	-	-	-	-	16,634
Cost reimbursements	14,059	-	-	-	-	-	14,059
Cost of trade sales	-	-	13,998	16,484	1,178	(5)	31,655
Cost of real estate inventory sold	-	2,381	-	-	-	-	2,381
Interest expense	8,495	-	174	99	2,835	(1,200)	10,403
Recoveries from loan losses, net	-	(1,981)	-	-	-	-	(1,981)
Asset impairments, net	-	104	-	-	-	-	104
Selling, general and
administrative expenses	109,580	2,377	2,639	11,772	15,330	(135)	141,563
Total costs and expenses	155,557	2,881	16,811	28,355	19,343	(1,340)	221,607

Equity in net losses of
unconsolidated real
estate joint ventures	-	(488)	-	-	-	-	(488)
Foreign exchange loss	-	-	(37)	-	-	-	(37)
Income (loss) before income taxes	$39,380	1,625	42	(3,934)	(16,019)	-	21,094

Total assets	$1,325,317	137,193	30,841	86,387	166,710	(82,000)	1,664,448

Expenditures for property
and equipment	$9,643	144	241	1,076	894	-	11,998
Depreciation and amortization	$2,989	101	296	1,342	285	-	5,013
Debt accretion and amortization	$663	2	4	54	116	-	839
Cash and cash equivalents	$205,745	18,824	-	5,133	150,745	-	380,447
Equity method investments	$-	41,801	-	-	-	-	41,801
Goodwill	$-	-	-	39,482	-	-	39,482
Receivable-backed notes payable	$427,094	-	-	-	-	-	427,094
Notes payable and other
borrowings	$149,651	19,453	12,705	7,806	110,000	(80,000)	219,615
Junior subordinated debentures	$70,908	-	-	-	65,066	-	135,974

The table below sets forth the Company’s segment information as of and for the three months ended June 30, 2017 (in thousands):

	Reportable Segments
		BBX Capital			Corporate		Segment
		Real		BBX Sweet	Expenses &		Total
	Bluegreen	Estate	Renin	Holdings	Other	Eliminations	*As Adjusted
Revenues:
Sales of VOIs	$59,405	-	-	-	-	-	59,405
Fee-based sales commissions	63,915	-	-	-	-	-	63,915
Other fee-based services	29,935	-	-	-	-	-	29,935
Cost reimbursements	11,893	-	-	-	-	-	11,893
Trade sales	-	-	17,766	10,547	-	-	28,313
Interest income	21,991	636	-	1	247	(2,000)	20,875
Net gains on sales of
real estate assets	-	1,884	-	-	-	-	1,884
Other revenue	244	968	-	3	329	(98)	1,446
Total revenues	187,383	3,488	17,766	10,551	576	(2,098)	217,666

Costs and Expenses:
Cost of VOIs sold	1,749	-	-	-	-	-	1,749
Cost of other fee-based services	15,374	-	-	-	-	-	15,374
Cost reimbursements	11,893	-	-	-	-	-	11,893
Cost of trade sales	-	-	13,967	8,332	-	-	22,299
Interest expense	8,077	-	102	86	3,008	(2,000)	9,273
Recoveries from loan losses, net	-	(999)	-	-	-	-	(999)
Asset impairments, net	-	58	-	-	-	-	58
Selling, general and
administrative expenses	107,488	2,372	3,024	6,437	16,187	(98)	135,410
Total costs and expenses	144,581	1,431	17,093	14,855	19,195	(2,098)	195,057

Equity in net earnings of
unconsolidated real
estate joint ventures	-	3,087	-	-	-	-	3,087
Foreign exchange loss	-	-	(398)	-	-	-	(398)
Income (loss) before income taxes	$42,802	5,144	275	(4,304)	(18,619)	-	25,298

Total assets	$1,184,712	177,298	37,643	98,582	97,507	(82,180)	1,513,562

Expenditures for property
and equipment	$2,379	84	1,252	551	213	-	4,479
Depreciation and amortization	$2,309	172	242	721	173	-	3,617
Debt accretion and amortization	$1,281	-	18	(32)	38	-	1,305
Cash and cash equivalents	$145,468	14,565	249	9,034	84,752	-	254,068
Equity method investments	$-	49,381	-	-	-	-	49,381
Goodwill	$-	-	-	39,714	-	-	39,714
Receivable-backed notes payable	$428,434	-	-	-	-	-	428,434
Notes payable and other
borrowings	$112,466	20,742	15,171	4,987	80,000	(80,000)	153,366
Junior subordinated debentures	$69,756	-	-	-	64,994	-	134,750

*  See Note 1 for a summary of adjustments.

The table below sets forth the Company’s segment information as of and for the six months ended June 30, 2018 (in thousands):

	Reportable Segments
		BBX Capital			Corporate
		Real		BBX Sweet	Expenses &		Segment
	Bluegreen	Estate	Renin	Holdings	Other	Eliminations	Total
Revenues:
Sales of VOIs	$124,714	-	-	-	-	-	124,714
Fee-based sales commissions	105,940	-	-	-	-	-	105,940
Other fee-based services	58,415	-	-	-	-	-	58,415
Cost reimbursements	30,260	-	-	-	-	-	30,260
Trade sales	-	-	31,875	46,236	4,182	(7)	82,286
Sales of real estate inventory	-	9,659	-	-	-	-	9,659
Interest income	42,240	1,834	-	31	876	(2,400)	42,581
Net gains on sales of
real estate assets	-	4,802	-	-	-	-	4,802
Other revenue	891	1,449	-	54	521	(304)	2,611
Total revenues	362,460	17,744	31,875	46,321	5,579	(2,711)	461,268

Costs and Expenses:
Cost of VOIs sold	8,601	-	-	-	-	-	8,601
Cost of other fee-based services	34,045	-	-	-	-	-	34,045
Cost reimbursements	30,260	-	-	-	-	-	30,260
Cost of trade sales	-	-	26,148	31,165	1,785	(7)	59,091
Cost of real estate inventory sold	-	6,628	-	-	-	-	6,628
Interest expense	16,262	-	332	188	5,212	(2,400)	19,594
Recoveries from loan losses, net	-	(6,794)	-	-	-	-	(6,794)
Asset impairments, net	-	149	-	187	-	-	336
Selling, general and
administrative expenses	203,129	4,861	5,398	23,408	30,426	(304)	266,918
Total costs and expenses	292,297	4,844	31,878	54,948	37,423	(2,711)	418,679

Equity in net earnings of
unconsolidated real
estate joint ventures	-	792	-	-	-	-	792
Foreign exchange gain	-	-	15	-	-	-	15
Income (loss) before income taxes	$70,163	13,692	12	(8,627)	(31,844)	-	43,396

Expenditures for property
and equipment	$15,105	167	348	2,288	2,165	-	20,073
Depreciation and amortization	$5,917	192	585	2,736	512	-	9,942
Debt accretion and amortization	$1,680	2	8	106	131	-	1,927

The table below sets forth the Company’s segment information as of and for the six months ended June 30, 2017 (in thousands):

	Reportable Segments
		BBX Capital			Corporate		Segment
		Real		BBX Sweet	Expenses &		Total
	Bluegreen	Estate	Renin	Holdings	Other	Eliminations	*As Adjusted
Revenues:
Sales of VOIs	$113,641	-	-	-	-	-	113,641
Fee-based sales commissions	109,069	-	-	-	-	-	109,069
Other fee-based services	56,056	-	-	-	-	-	56,056
Cost reimbursements	26,563	-	-	-	-	-	26,563
Trade sales	-	-	34,983	16,669	-	-	51,652
Interest income	44,377	1,218	-	2	433	(4,000)	42,030
Net gains on sales of
real estate assets	-	1,686	-	-	-	-	1,686
Other revenue	(1)	2,059	-	11	573	(239)	2,403
Total revenues	349,705	4,963	34,983	16,682	1,006	(4,239)	403,100

Costs and Expenses:
Cost of VOIs sold	4,908	-	-	-	-	-	4,908
Cost of other fee-based services	31,481	-	-	-	-	-	31,481
Cost reimbursements	26,563	-	-	-	-	-	26,563
Cost of trade sales	-	-	27,822	14,073	-	-	41,895
Interest expense	15,721	-	181	171	6,024	(4,000)	18,097
Recoveries from loan losses, net	-	(4,093)	-	-	-	-	(4,093)
Asset impairments, net	-	45	-	-	-	-	45
Net gains on cancellation of
junior subordinated debentures	-	-	-	-	(6,929)	-	(6,929)
Reimbursement of litigation
costs and penalty	-	-	-	-	(9,606)	-	(9,606)
Selling, general and
administrative expenses	197,323	4,902	5,805	9,826	31,099	(239)	248,716
Total costs and expenses	275,996	854	33,808	24,070	20,588	(4,239)	351,077

Equity in net earnings of
unconsolidated real
estate joint ventures	-	6,323	-	-	-	-	6,323
Foreign exchange loss	-	-	(207)	-	-	-	(207)
Income (loss) before income taxes	$73,709	10,432	968	(7,388)	(19,582)	-	58,139

Expenditures for segment
fixed assets	$5,407	199	1,839	622	311	-	8,378
Depreciation and amortization	$4,669	319	389	1,182	368	-	6,927
Debt accretion and amortization	$2,343	-	18	30	38	-	2,429

*  See Note 1 for a summary of adjustments.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward -Looking Statements

This document contains forward-looking statements based largely on current expectations of BBX Capital Corporation (referred to together with its subsidiaries as the “Company,” “we,” “us,” or “our,” and without its subsidiaries as “BBX Capital”) that involve a number of risks and uncertainties. All opinions, forecasts, projections, future plans or other statements, other than statements of historical fact, are forward-looking statements and can be identified by the use of words or phrases such as “plans,” “believes,” “will,” “expects,” “anticipates,” “intends,” “estimates,” “our view,” “we see,” “would” and words and phrases of similar import. The forward-looking statements in this document are also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and involve substantial risks and uncertainties. We can give no assurance that such expectations will prove to be correct. Actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements contained herein. Forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties that are subject to change based on factors which are, in many instances, beyond our control. When considering forward-looking statements, the reader should keep in mind the risks, uncertainties and other cautionary statements made in this report. The reader should not place undue reliance on any forward-looking statement, which speaks only as of the date made. This document also contains information regarding the past performance of the Company and its respective investments and operations, and the reader should note that prior or current performance is not a guarantee or indication of future performance. Future results could differ materially as a result of a variety of risks and uncertainties.

Some factors which may affect the accuracy of the forward-looking statements apply generally to the industries in which the Company operates, including the resort development and vacation ownership industries in which Bluegreen Vacations Corporation (“Bluegreen”) operates, the real estate development and construction industry in which BBX Capital Real Estate operates, the home improvement industry in which Renin Holdings, LLC (“Renin”) operates, and the confectionery industry in which BBX Sweet Holdings, LLC (“BBX Sweet Holdings”) operates.

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

•

The risks and uncertainties affecting the Company and its results, operations, markets, products, services and business strategies, and the risks and uncertainties associated with its ability to successfully implement its currently anticipated plans, and its ability to generate earnings under the current business strategy;

•	Risks associated with acquisitions, asset or subsidiary dispositions, or debt or equity financings which the Company may consider or pursue from time to time;
•

The risk that creditors of the Company’s subsidiaries or other third-parties may seek to recover distributions or dividends made by such subsidiaries to the Company or other amounts owed by such subsidiaries to such creditors or third-parties;

•	Adverse conditions in the stock market, the public debt market and other capital markets and the impact of such conditions on the activities of the Company;

•	BBX Capital’s shareholders’ interests will be diluted if additional shares of its common stock are issued;
•	The risk that BBX Capital may not pay dividends on its Class A Common Stock or Class B Common Stock in the amount anticipated, when anticipated, or at all;
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

•	Bluegreen’s ability to maintain an optimal level of inventory of vacation ownership interests (“VOIs”) for sale;
•	The availability of financing and Bluegreen’s ability to sell, securitize or borrow against its consumer loans;
•	Decreased demand from prospective purchasers of VOIs;
•	Adverse events or trends in vacation destinations and regions where the resorts in Bluegreen’s network are located, including weather related events;
•

Bluegreen’s indebtedness may impact the Company’s financial condition and results of operations, and the terms of Bluegreen’s indebtedness may limit, among other things, its activities and ability to pay dividends, and Bluegreen may not comply with the terms of its indebtedness;

•	Changes in Bluegreen’s senior management;
•	Ability to comply with regulations applicable to the vacation ownership industry;
•	Bluegreen’s ability to successfully implement its growth strategy or maintain or expand its capital light business relationships or activities;
•	Bluegreen’s ability to compete effectively in the highly competitive vacation ownership industry;
•	Risks associated with, and the impact of, regulatory examinations or audits of Bluegreen’s operations, and the costs associated with regulatory compliance;
•	Bluegreen’s customers’ compliance with their payment obligations under financing provided by Bluegreen, and the impact of defaults on Bluegreen’s operating results and liquidity position;
•	The ratings of third-party rating agencies, including the impact of any downgrade on Bluegreen’s ability to obtain, renew or extend credit facilities, or otherwise raise funds;
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

With respect to the Company’s investment activities in middle market operating businesses, the risks and uncertainties include, but are not limited to:

•

Risks that investments in operating businesses and franchises may not achieve the returns anticipated or may not be profitable, including the risks associated with the operations and activities of Renin, BBX Sweet Holdings, and the Company’s pizza restaurant operations as a franchisee of MOD Super-Fast Pizza, LLC (“MOD Pizza”);

•

Risks that the integration of IT’SUGAR, LLC (“IT’SUGAR”), which was acquired by BBX Sweet Holdings in June 2017, may not be completed on a timely basis, or as anticipated, and that the acquisition may not be advantageous and the Company may not realize the anticipated benefits of the acquisition;

•

Risks that the reorganization of certain BBX Sweet Holdings’ business entities and operations may not achieve anticipated operating efficiencies and that the implementation of strategic alternatives, including the sale or disposal of certain subsidiaries, will result in losses;

•	The amount and terms of indebtedness associated with acquisitions and operations may impact the Company’s financial condition and results of operations and limit the Company’s activities;
•	Continued operating losses and the failure of the acquired businesses to meet financial covenants may result in the Company making further capital contributions or advances to the acquired businesses;
•	The risk of impairment losses associated with declines in the value of the Company’s investments in operating businesses or the Company’s inability to recover its investments;
•	The risk of losses associated with excess and obsolete inventory and the risks of additional required reserves for lower of cost or market value losses in inventory;
•	The risk of trade receivable losses and the risks of charge-offs and required increases in the allowance for bad debts;

•	Risks associated with commodity price volatility and the impact of tariffs on goods imported from Canada and Asia; and
•	Renin’s operations expose the Company to foreign currency exchange risk of the U.S. dollar compared to the Canadian dollar.

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

Critical Accounting Policies

For a discussion of critical accounting policies, see Note 2 to the Company’s condensed consolidated financial statements included in Item 1 of this report and “Critical Accounting Policies” in the Company’s 2017 Annual Report.

New Accounting Pronouncements

See Note 1 to the Company’s condensed consolidated financial statements included under Item 1 of this report for a discussion of new accounting pronouncements applicable to the Company.

Overview

BBX Capital is a Florida-based diversified holding company with investments in Bluegreen, real estate and real estate joint ventures, and middle market operating businesses. Bluegreen is a sales, marketing and management company focused on the vacation ownership industry. The Company’s real estate investments include real estate joint ventures and the acquisition, development, ownership, financing, and management of real estate. The Company’s investments in middle market operating businesses include Renin, a company that manufactures products for the home improvement industry, investments in confectionery businesses through its wholly-owned subsidiary, BBX Sweet Holdings, and more recently, its activities as a franchisee of MOD Pizza.

The Company’s strategy is to build long-term shareholder value. Since many of the Company’s assets do not generate income on a regular or predictable basis, our objective continues to be long-term growth as measured by increases in book value and intrinsic value over time.

As of June 30, 2018, the Company had total consolidated assets of approximately $1.7 billion and shareholders’ equity of approximately $547.6 million. Net income attributable to shareholders for the three and six months ended June 30, 2018 was approximately $6.5 million and $17.6 million, respectively. Net income attributable to shareholders for the three and six months ended June 30, 2017 was approximately $12.7 million and $30.2 million, respectively.

Summary of Consolidated Results of Operations

Consolidated Results

The following summarizes key financial highlights for the three months ended June 30, 2018 compared to the same 2017 period:

•	Total consolidated revenues were $243.2 million, an 11.7% increase compared to the same period in 2017.
•	Income before income taxes was $21.1 million, a 16.6% decrease compared to the same period in 2017.
•	Net income attributable to common shareholders was $6.5 million, a 49.0% decrease compared to the same period in 2017.
•	Diluted earnings per share were $0.07 per diluted share, a $0.05 per share decrease compared to the same period in 2017.

The following summarizes key financial highlights for the six months ended June 30, 2018 compared to the same 2017 period:

•	Total consolidated revenues were $461.3 million, a 14.4% increase compared to the same period in 2017.
•	Income before income taxes was $43.4 million, a 25.4% decrease compared to the same period in 2017.
•	Net income attributable to common shareholders was $17.6 million, a 41.6% decrease compared to the same period in 2017.
•	Diluted earnings per share were $0.18 per diluted share, a $0.10 per share decrease compared to the same period in 2017.

The Company’s consolidated results for the three and six months ended June 30, 2018 were significantly impacted by the following events:

•

In June 2017, BBX Sweet Holdings acquired IT’SUGAR, a specialty candy retailer with 96 locations in 26 states and Washington, DC, for a purchase price of $58.4 million, net of cash acquired. During the three and six months ended June 30, 2018, IT’SUGAR contributed revenues of $19.6 million and $36.3 million, respectively, and a net loss before taxes of $0.1 million and $2.0 million, respectively, with the net loss reflecting the seasonal nature of IT’SUGAR’s trade sales.

•

During the fourth quarter of 2017, Bluegreen completed an initial public offering (“IPO”) of its common stock, which resulted in a decrease in BBX Capital’s ownership in Bluegreen from 100% to 90%.  As a result, 10% of Bluegreen’s net income is attributed to noncontrolling interests.

•

As result of its analysis of the impact of the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) on the deductibility of certain compensation to covered employees, the Company recognized a provisional adjustment which increased the provision for income taxes by $2.7 million for the three and six months ended June 30, 2018.

•

BBX Sweet Holdings exited its manufacturing facilities in Utah and downsized elements of its wholesale operations. As a result, during the three and six months ended June 30, 2018, the Company recognized employee severance and lease termination costs of $1.4 million and $2.1 million, respectively.

•

During the three and six months ended June 30, 2018, BBX Capital Real Estate recognized $2.7 million and $11.6 million, respectively, in net gains on sales of real estate assets and recoveries from loan losses associated with its legacy assets and $0.9 million and $3.0 million, respectively, in pre-tax profits from the sale of developed lots at its Beacon Lake Community development in St. Johns County, Florida.

•	The reduction in the corporate income tax rate from 35% to 21% associated with the enactment of the Tax Reform Act effective January 1, 2018.

The Company’s consolidated results for the three and six months ended June 30, 2017 were significantly impacted by the following events:

•

During the six months ended June 30, 2017, Woodbridge purchased and cancelled $18.8 million of its junior subordinated debentures, which resulted in the recognition of a $6.9 million net gain on cancellation of debt.

•

During the six months ended June 30, 2017, BBX Capital received reimbursements of legal fees and costs from its insurance carrier and the release of a penalty held in escrow associated with the resolution of the Securities and Exchange Commission civil litigation, which resulted in a $9.6 million reduction to total costs and expenses for the period.

•

During the three and six months ended June 30, 2017, BBX Capital Real Estate recognized $2.9 million and $5.8 million, respectively, in net gains on the sales of real estate assets and recoveries from loan losses associated with its legacy assets and $2.9 million and $6.2 million, respectively, in equity earnings from the CC Homes Bonterra joint venture, which completed sales in its 394 single-family home community development in 2017.

Segment Results

We currently report the results of our business activities through the following reportable segments: Bluegreen, BBX Capital Real Estate, Renin and BBX Sweet Holdings.

Information regarding income (loss) before income taxes by reportable segment for the three and six months ended June 30, 2018 and 2017 is set forth in the table below (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Bluegreen	$39,380	42,802	(3,422)	70,163	73,709	(3,546)
BBX Capital Real Estate	1,625	5,144	(3,519)	13,692	10,432	3,260
Renin	42	275	(233)	12	968	(956)
BBX Sweet Holdings	(3,934)	(4,304)	370	(8,627)	(7,388)	(1,239)
Corporate Expenses & Other	(16,019)	(18,619)	2,600	(31,844)	(19,582)	(12,262)
Income before income taxes	21,094	25,298	(4,204)	43,396	58,139	(14,743)
Provision for income taxes	(8,655)	(9,131)	476	(15,255)	(21,895)	6,640
Net income	12,439	16,167	(3,728)	28,141	36,244	(8,103)
Less: Net income attributable to noncontrolling interests	5,958	3,453	2,505	10,518	6,090	4,428
Net income attributable to shareholders	$6,481	12,714	(6,233)	17,623	30,154	(12,531)

Bluegreen Reportable Segment

Segment Description

Bluegreen is a leading vacation ownership company that markets and sells VOIs and manages resorts in popular leisure and urban destinations. Bluegreen’s resort network includes 45 Club Resorts (resorts in which owners in its Vacation Club have the right to use most of the units in connection with their VOI ownership) and 24 Club Associate Resorts (resorts in which owners in its Vacation Club have the right to use a limited number of units in connection with their VOI ownership). Bluegreen’s Club Resorts and Club Associate Resorts are primarily located in popular, high-volume, “drive-to” vacation locations, including Orlando, Las Vegas, Myrtle Beach and Charleston, among others. Through its points-based system, the approximately 215,000 owners in its Vacation Club have the flexibility to stay at units available at any of its resorts and have access to approximately 11,100 other hotels and resorts through partnerships and exchange networks. Bluegreen has a robust sales and marketing platform supported by exclusive marketing relationships with nationally-recognized consumer brands, Bass Pro and Choice Hotels. These marketing relationships drive sales within its core demographic.

VOI Sales and Financing

Bluegreen’s primary business is the marketing and selling of deeded VOIs, developed either by Bluegreen or third parties. Customers who purchase these VOIs receive an annual allotment of points, which can be redeemed for stays at one of its resorts or at approximately 11,100 other hotels and resorts available through partnerships and exchange networks. Historically, VOI companies have funded the majority of the capital investment in connection with resort development with internal resources and acquisition and development financing. In 2009, Bluegreen began selling VOIs on behalf of third-party developers and has successfully diversified from a business focused on capital-intensive resort development to a more flexible model with a balanced mix of developed and capital-light inventory. Bluegreen’s relationships with third-party developers enable it to generate fees from the sales and marketing of their VOIs without incurring the significant upfront capital investment generally associated with resort acquisition or development. While sales of acquired or developed inventory typically result in greater Adjusted EBITDA contribution, fee-based sales typically require no initial investment or development financing risk. Both acquired or developed VOI sales and fee-based VOI sales drive recurring, incremental and long-term fee streams by adding owners to Bluegreen’s Vacation Club and new resort management contracts. In conjunction with its VOI sales, Bluegreen also generates interest income by originating loans to qualified purchasers. Collateralized by the underlying VOIs, Bluegreen’s loans are generally structured as 10-year, fully-amortizing loans with a fixed interest rate ranging from approximately 12% to 18% per annum. As of June 30, 2018, the weighted-average interest rate on its VOI notes receivable was 15.4%. In addition, Bluegreen earns fees for various other services including title and escrow services in connection with the closing of VOI sales, and for mortgage servicing.

Resort Operations and Club Management

Bluegreen enters into management agreements with the homeowner associations (“HOAs”) that maintain most of the resorts in its Vacation Club and earns fees for providing management services to those HOAs and Bluegreen’s approximately 215,000 Vacation Club owners. These resort management services include oversight of housekeeping services, maintenance, and certain accounting and administration functions. Bluegreen’s management contracts yield highly predictable, recurring cash flows and do not have the traditional risks associated with hotel management contracts that are linked to daily rate or occupancy. Bluegreen’s management contracts are typically structured as “cost-plus,” with an initial term of three years and automatic one-year renewals. In connection with the management services provided to the Vacation Club, Bluegreen manages the reservation system and provides owner, billing and collection services. Bluegreen has not lost any of the 45 Club Resort management contracts. In addition to resort and club management services, Bluegreen earns fees for various other services that produce recurring, predictable and long term-revenue, including construction management services for third-party developers.

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

Financing Revenue.  Represents revenue from the financing of VOI sales, which includes interest income and loan servicing fees. Bluegreen also earns fees from providing mortgage servicing to certain third-party developers relating to VOIs sold by them.

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

Principal Components of Expenses

Cost of VOIs Sold. Represents the cost at which Bluegreen’s owned VOIs sold during the period were relieved from inventory. In addition to inventory from its developed VOI business, Bluegreen’s owned VOIs also include those that were acquired by Bluegreen under JIT and secondary market arrangements. Compared to the cost of Bluegreen’s developed VOI inventory, VOIs acquired in connection with JIT arrangements typically have a relatively higher associated cost of sales as a percentage of sales while those acquired in connection with secondary market arrangements typically have a lower cost of sales as a percentage of sales, as secondary market inventory is generally obtained from HOAs at a significant discount to retail price. Cost of VOIs sold as a percentage of sales of VOIs varies between periods based on the relative costs of the specific VOIs sold in each period and the size of the point packages of the VOIs sold (primarily due to offered volume discounts, and taking into account consideration of cumulative sales to existing owners). Additionally, the effect of changes in estimates under the relative sales value method, including estimates of projected sales, future defaults, upgrades and incremental revenue from the resale of repossessed VOI inventory, are reflected on a retrospective basis in the period the change occurs. Cost of sales will typically be favorably impacted in periods where a significant amount of secondary market VOI inventory is acquired or actual defaults and equity trades are higher and the resulting change in estimate is recognized. While Bluegreen believes that additional inventory will be available through the secondary market at favorable prices in the future, there can be no assurance that such inventory will be available as expected.

Net Carrying Cost of VOI Inventory. Represents the maintenance fees and developer subsidies for unsold VOI inventory paid or accrued to the HOAs that maintain the resorts. Bluegreen attempts to offset this expense, to the extent possible, by generating revenue from renting its VOIs and through utilizing them in its sampler programs. Bluegreen nets such revenue from this expense item.

Selling and Marketing Expense. Represents costs incurred to sell and market VOIs, including costs relating to marketing and incentive programs, tours, and related wages and sales commissions. Revenues from vacation package sales are netted against selling and marketing expenses.

Financing Expense. Represents financing interest expense related to Bluegreen’s receivable-backed debt, amortization of the related debt issuance costs and expenses incurred in providing financing and servicing loans, including administrative costs associated with mortgage servicing activities for Bluegreen’s loans and the loans of certain third-party developers. Mortgage servicing activities include, among other things, payment processing, reporting and collections services.

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

Key Business and Financial Metrics and Terms Used by Management

Sales of VOIs.  Represent sales of Bluegreen’s owned VOIs, including developed VOIs, and those acquired through JIT and secondary market arrangements, reduced by equity trade allowances and its provision for loan losses. In addition to the factors impacting system-wide sales of VOIs (as described below), sales of VOIs are impacted by the proportion of system-wide sales of VOIs sold on behalf of third-parties on a commission basis, which are not included in sales of VOIs.

System-wide Sales of VOIs.  Represents all sales of VOIs, whether owned by Bluegreen or a third party immediately prior to the sale. Sales of VOIs owned by third parties are transacted as sales of VOIs in Bluegreen’s Vacation Club through the same selling and marketing process used to sell Bluegreen’s VOI inventory.  Bluegreen considers system-wide sales of VOIs to be an important operating measure because it reflects all sales of VOIs by Bluegreen’s sales and marketing operations without regard to whether Bluegreen or a third party owned such VOI inventory at the time of sale. System-wide sales of VOIs is not a recognized term under GAAP and should not be considered as an alternative to sales of VOIs or any other measure of financial performance derived in accordance with GAAP or to any other method of analyzing Bluegreen’s results as reported under GAAP.

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

EBITDA. Bluegreen defines EBITDA as earnings, or net income, before taking into account interest income (excluding interest earned on VOI notes receivable), interest expense (excluding interest expense incurred on debt secured by VOI notes receivable), income and franchise taxes, and depreciation and amortization. For the purposes of the EBITDA calculation, no adjustments are made for interest income earned on VOI notes receivable or the interest expense incurred on debt that is secured by such notes receivable because they are both considered to be part of the operations of Bluegreen’s business.

Adjusted EBITDA.  Bluegreen defines Adjusted EBITDA as EBITDA adjusted for EBITDA attributable to the non-controlling interest in Bluegreen/Big Cedar Vacations (in which Bluegreen owns a 51% interest) and items that Bluegreen believes are not representative of ongoing operating results.

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

Results of Operations

Information regarding the results of operations for Bluegreen for the three and six months ended June 30, 2018 and 2017 is set forth below (dollars in thousands):

	For the Three Months Ended June 30,
	2018		2017
	Amount	% of System-wide sales of VOIs (5)	Amount	% of System-wide sales of VOIs (5)
Developed VOI sales (1)	$80,715	47%	$65,214	39%
Secondary market sales	55,258	32%	40,316	24%
Fee-based sales	89,934	52%	93,612	56%
JIT sales	15,314	9%	17,490	11%
Less: Equity trade allowances (6)	(69,260)	-40%	(50,282)	-30%
System-wide sales of VOIs	171,961	100%	166,350	100%
Less: Fee-based sales	(89,934)	-52%	(93,612)	-56%
Gross sales of VOIs	82,027	48%	72,738	44%
Provision for loan losses (2)	(13,454)	-16%	(13,333)	-18%
Sales of VOIs	68,573	40%	59,405	36%
Cost of VOIs sold (3)	(6,789)	-10%	(1,749)	-3%
Gross profit (3)	61,784	90%	57,656	97%
Fee-based sales commissions (4)	60,086	67%	63,915	68%
Financing revenue, net of
financing expense	12,623	7%	13,914	8%
Other fee-based services	44,450	26%	41,828	25%
Cost of other fee-based services	(29,043)	-17%	(26,560)	-16%
Net carrying cost of VOI inventory	(1,650)	-1%	(707)	0%
Selling and marketing expenses	(83,323)	-48%	(86,672)	-52%
General and administrative expenses	(26,257)	-15%	(20,816)	-13%
Operating profit	38,670	22%	42,558	26%
Other income	710		244
Provision for income taxes	(9,353)		(15,292)
Net income	$30,027		$27,510

Adjustments for EBITDA:
Provision for income taxes	9,353		15,292
Income before taxes	39,380		42,802
Depreciation and amortization	2,989		2,309
Franchise taxes	43		28
Interest expense (other than interest
incurred on debt that is secured by
VOI notes receivable)	3,873		3,533
Interest income (other than interest
earned on VOI notes receivable)	(1,381)		(2,091)
EBITDA	44,904		46,581
Adjustments for Adjusted EBITDA:
Corporate realignment costs	275		-
Loss on assets held for sale	11		18
EBITDA attributable to
non-controlling interest in
Bluegreen/Big Cedar Vacations	(3,292)		(3,413)
Adjusted EBITDA	$41,898		$43,186

	For the Six Months Ended June 30,
	2018		2017
	Amount	% of System-wide sales of VOIs (5)	Amount	% of System-wide sales of VOIs (5)
Developed VOI sales (1)	$128,246	42%	$138,544	47%
Secondary market sales	131,547	43%	78,979	26%
Fee-based sales	158,618	52%	159,793	54%
JIT sales	18,683	6%	23,068	8%
Less: Equity trade allowances (6)	(132,289)	-43%	(104,408)	-35%
System-wide sales of VOIs	304,805	100%	295,976	100%
Less: Fee-based sales	(158,618)	-52%	(159,793)	-54%
Gross sales of VOIs	146,187	48%	136,183	46%
Provision for loan losses (2)	(21,473)	-15%	(22,542)	-17%
Sales of VOIs	124,714	41%	113,641	38%
Cost of VOIs sold (3)	(8,601)	-7%	(4,908)	-4%
Gross profit (3)	116,113	93%	108,733	96%
Fee-based sales commissions (4)	105,940	67%	109,069	68%
Financing revenue, net of
financing expense	25,978	9%	28,656	10%
Other fee-based services	88,675	29%	82,619	28%
Cost of other fee-based services	(60,138)	-20%	(55,663)	-19%
Net carrying cost of VOI inventory	(4,167)	-1%	(2,381)	-1%
Selling and marketing expenses	(149,006)	-49%	(153,925)	-52%
General and administrative expenses	(54,123)	-18%	(43,398)	-15%
Operating profit	69,272	23%	73,710	25%
Other income	891		(1)
Provision for income taxes	(16,554)		(25,903)
Net income	$53,609		$47,806

Adjustments for EBITDA:
Provision for income taxes	16,554		25,903
Income before taxes	70,163		73,709
Depreciation and amortization	5,917		4,669
Franchise taxes	124		55
Interest expense (other than interest
incurred on debt that is secured by
VOI notes receivable)	6,930		6,871
Interest income (other than interest
earned on VOI notes receivable)	(2,816)		(4,195)
EBITDA	80,318		81,109
Adjustments for Adjusted EBITDA:
Corporate realignment costs	751		-
(Gain) loss on assets held for sale	(9)		40
EBITDA attributable to
non-controlling interest in
Bluegreen/Big Cedar Vacations	(5,884)		(5,973)
Adjusted EBITDA	$75,176		$75,176

(1)

Developed VOI sales represent sales of VOIs acquired or developed by Bluegreen as part of its developed VOI business. Developed VOI sales do not include secondary market sales, fee-based sales or JIT sales.

(2)	Percentages for provision for loan losses are calculated as a percentage of gross sales of VOIs, which excludes fee-based sales and not as a percentage of system-wide sales of VOIs).

(3)	Percentages for costs of VOIs sold and gross profit are calculated as a percentage of sales of VOIs (and not as a percentage of system-wide sales of VOIs).
(4)	Percentages for fee-based sales commissions are calculated as a percentage of fee-based sales (and not as a percentage of system-wide sales of VOIs).
(5)	Represents the applicable line item, calculated as a percentage of system-wide sales of VOIs, unless otherwise indicated in the above footnotes.
(6)	Equity trade allowances are amounts granted to customers upon trading in their existing VOIs in connection with the purchase of additional VOIs.

Sales of VOIs.  Sales of VOIs were $68.6 million and $124.7 million during the three and six months ended June 30, 2018, respectively, and $59.4 million and $113.6 million during the three and six months ended June 30, 2017, respectively. Gross sales of VOIs were reduced by $13.5 million and $21.5 million during the three and six months ended June 30, 2018, respectively, and $13.3 million and $22.5 million during the three and six months ended June 30, 2017, respectively, for the provision for loan losses. The provision for loan losses varies based on the amount of financed, non-fee based sales during the period and changes in Bluegreen’s estimates of future notes receivable performance for existing and newly originated loans. Bluegreen’s provision for loan losses as a percentage of gross sales of VOIs was 16% and 15% during the three and six months ended June 30, 2018, respectively, and 18% and 17% during the three and six months ended June 30, 2017, respectively. The percentage of Bluegreen’s sales which were realized in cash within 30 days from sale decreased to 44% during the three months ended June 30, 2018 from 45% during the three months ended June 30, 2017, and decreased to 43% during the six month ended June 30, 2018 from 44% during the six months ended June 30, 2017. The decrease in the provision for loan loss is due primarily to the impact of additional reserves on prior years’ originations taken in the second quarter of 2017, as well as the impact of an increase in Bluegreen’s weighted average FICO score in 2018 compared to prior years.  Bluegreen has in recent years experienced an increase in its default rates.  Bluegreen believes that a significant portion of the default increase in recent years is due to the receipt of letters from attorneys who purport to represent certain VOI owners and who have encouraged owners to become delinquent and ultimately default on their obligations. See Note 11 – Commitments and Contingencies to the Company’s condensed consolidated financial statements included in Item 1 of this report for additional information regarding such letters and actions taken by Bluegreen in connection with these letters. While Bluegreen believes its notes receivable are adequately reserved at this time, actual defaults may differ from the estimates, and the reserve may not be adequate. In addition to the factors described below impacting system-wide sales of VOIs, sales of VOIs are impacted by the proportion of system-wide sales of VOIs sold on behalf of third parties on a commission basis, which are not included in sales of VOIs.

The average default rates and delinquency rates (more than 30 days past due) on Bluegreen’s VOI notes receivable were as follows:

	For the Twelve Months Ended June 30,
	2018	2017
Average annual default rates	8.43%	7.96%

	As of June 30,
	2018	2017
Delinquency rates	2.53%	2.59%

System-wide sales of VOIs.  System-wide sales of VOIs were $172.0 million and $304.8 million during the three and six months ended June 30, 2018, respectively, and $166.4 million and $296.0 million during the three and six months ended June 30, 2017, respectively. This growth reflected an increase in the sale-to-tour conversion ratio, partially offset by a decrease in the average sales price per transaction and the number of guest tours. The sale-to-tour conversion ratio increased by 12% and 13%, respectively, for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017. During 2017, Bluegreen began several initiatives to screen the credit qualifications of potential marketing guests, resulting in a higher VPG and a lower number of tours. Bluegreen believes its screening of marketing guests has resulted in improved efficiencies in its sales process; however, there is no assurance that such efficiencies will continue. Bluegreen’s sales increases are substantially all due to “same store” sales increases, as it only added one small sales office primarily focused on sales to existing owners since June 30, 2017.

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

The following table sets forth certain information for system-wide sales of VOIs for the three and six months ended June 30, 2018 and 2017:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
Number of sales offices at period-end	24	23	4%	24	23	4%
Number of active sales arrangements with third-party clients at period-end	14	13	8%	14	13	8%
Total number of VOI sales transactions	11,235	10,851	4%	20,004	19,040	5%
Average sales price per transaction	$15,442	$15,475	0%	$15,351	$15,675	-2%
Number of total guest tours	65,570	70,972	-8%	115,767	124,208	-7%
Sale-to-tour conversion ratio – total
marketing guests	17.1%	15.3%	12%	17.3%	15.3%	13%
Number of new guest tours	41,628	47,197	-12%	71,507	80,613	-11%
Sale-to-tour conversion ratio – new
marketing guests	14.8%	12.5%	18%	14.8%	12.6%	17%
Percentage of sales to existing owners	49.0%	47.4%	3%	51.2%	49.2%	4%
Average sales volume per guest	$2,646	$2,366	12%	$2,653	$2,403	10%

Cost of VOIs Sold.  During the three months ended June 30, 2018 and 2017, cost of VOIs sold was $6.8 million and $1.7 million, respectively, and represented 10% and 3%, respectively, of sales of VOIs. During the six months ended June 30, 2018 and 2017, cost of VOIs sold was $8.6 million and $4.9 million, respectively, and represented 7% and 4%, respectively, of sales of VOIs. Cost of VOIs sold as a percentage of sales of VOIs varies between periods based on the relative costs of the specific VOIs sold in each period and the size of the point packages of the VOIs sold (due to offered volume discounts, including consideration of cumulative sales to existing owners).  Additionally, the effect of changes in estimates under the relative sales value method, including estimates of project sales, future defaults, upgrades and incremental revenue from the resale of repossessed VOI inventory, are reflected on a retrospective basis in the period the change occurs.  Therefore, cost of sales will typically be favorably impacted in periods where a significant amount of Secondary Market VOI inventory is acquired or actual defaults and equity trades are higher than originally estimated and the resulting change in estimate is recognized. During the three months ended June 30, 2017 Bluegreen implemented a revised VOI matrix.  These changes increased the average selling price of VOIs by approximately 4%.  As a result of this pricing change, Bluegreen also increased its estimate of total gross margin that will be generated on the sale of its VOI inventory under the relative sales value method.  Accordingly, during the second quarter of 2017, Bluegreen recognized a benefit to cost of VOI sold of $5.1 million with no such price increase and cost of sales benefit in 2018.

Fee-Based Sales Commissions. During the three months ended June 30, 2018 and 2017, Bluegreen sold $89.9 million and $93.6 million, respectively, of third-party VOI inventory under commission arrangements and earned sales and marketing commissions of $60.1 million and $63.9 million, respectively, in connection with those sales. During the six months ended June 30, 2018 and 2017, Bluegreen sold $158.6 million and $159.8 million, respectively, of third-party VOI inventory under commission arrangements and earned sales and marketing commissions of $105.9 million and $109.1 million, respectively, in connection with those sales.  Bluegreen earned an average sales and marketing commission of 67% and 68% during the three and six months ended June 30, 2018 and 2017, respectively, which is net of a reserve for commission refunds in connection with early defaults and cancellations, pursuant to the terms of certain of its fee-based service arrangements. The decrease in sales and marketing commissions as a percentage of fee-based sales for the three and six months ended June 30, 2018 is primarily related to the mix of developer sales at higher commission rates in the 2017 periods, as well as higher commission refunds associated with defaults and cancellations.

Financing Revenue, Net of Financing Expense.  During the three months ended June 30, 2018 and 2017, financing revenue, net of financing expense was $12.6 million and $13.9 million, respectively, and during the six months ended June 30, 2018 and 2017, was $26.0 million and $28.7 million, respectively. The decrease in finance revenue, net of finance expense is a result of Bluegreen’s higher cost of borrowing and lower weighted average interest rates on VOI notes receivable, in connection with the introduction of “risk-based pricing” pursuant to which buyer’s interest rates are determined based on their FICO score at the point of sale, partially offset by an increase in Bluegreen’s VOI notes receivable portfolio.

Other Fee-Based Services.  During the three months ended June 30, 2018 and 2017, revenue from Bluegreen’s resort operations, club management and title operations was $44.5 million and $41.8 million, respectively, which was partially offset by expenses directly related to these operations of $29.0 million and $26.6 million, respectively. During the six months ended June 30, 2018 and 2017, revenue from Bluegreen’s resort operations, club management and title operations was $88.7 million and $82.6 million, respectively, which was partially offset by expenses directly related to these operations of $60.1 million and $55.7 million, respectively.

Other fee-based services increased 6% and 7% during the three and six months ended June 30, 2018 as compared to the same periods in 2017. Bluegreen provides management services to the Vacation Club and to a majority of the HOAs of the resorts within the Vacation Club. In connection with its management services, Bluegreen also manages the Vacation Club reservation system, provides services to owners and performs billing and collection services to the Vacation Club and certain HOAs. The resort properties Bluegreen manages increased from 47 as of June 30, 2017 to 49 as of June 30, 2018 due to new resorts under management in New Orleans, Louisiana, and Banner Elk, North Carolina. Resort operations and club management revenues increased during the 2018 period compared to the 2017 period primarily as a result of such increase in the number of managed resorts. Additionally, Bluegreen generates revenues from its Traveler Plus program, food and beverage operations at the resorts, and other retail operations. Bluegreen also earns commissions from providing rental services to third parties and fees from managing the construction activities of certain of its fee based third-party developer clients.

During the three and six months ended June 30, 2018, cost of other fee-based services increased 9% and 8% as compared to the three and six months ended June 30, 2017. This increase is primarily due to the higher costs associated with programs provided to VOI owners and increased costs of providing management services as a result of the increase in the number of managed resorts.

Net Carrying Cost of VOI Inventory. The carrying cost of Bluegreen’s VOI inventory was $7.2 million and $4.3 million during the three months ended June 30, 2018 and 2017, respectively, which was partly offset by rental and sampler revenues of $5.5 million and $3.5 million, respectively. The carrying cost of Bluegreen’s inventory was $12.9 million and $8.4 million during the six months ended June 30, 2018 and 2017, respectively, which was partly offset by rental and sampler revenues of $8.7 million and $6.0 million, respectively. The increase in carrying costs during the six months ended June 30, 2018 is primarily due to Bluegreen’s acquisition of the Éilan Hotel & Spa during April 2018, which added $1.2 million to the carrying costs of Bluegreen’s VOI inventory, and increased maintenance fees and developer subsidies associated with its increase in VOI inventory.

Selling and Marketing Expenses.  Selling and marketing expenses were $83.3 million and $149.0 million during the three and six months ended June 30, 2018, respectively, and $86.7 million and $153.9 million during the three and six months ended June 30, 2017, respectively. As a percentage of system-wide sales of VOIs, selling and marketing expenses decreased to 48% during the three months ended June 30, 2018 and from 52% during the three months ended June 30, 2017 and decreased to 49% during the six months ended June 30, 2018 from 52% during the six months ended June 30, 2017. Selling and marketing expenses vary as a percentage of sales from period to period based in part on the relative proportion of marketing methods utilized during such periods, most notably the percentage of sales to Bluegreen’s existing owners, which has a relatively lower cost compared to other methods. Existing owner sales increased to 49% of system-wide sales during the three months ended June 30, 2018 from 47% during the three months ended June 30, 2017 and increased to 51% during the six months ended June 30, 2018 from 49% during the six months ended June 30, 2017. In addition, Bluegreen’s corporate realignment initiative commenced during the fourth quarter of 2017, as described in further detail in the Company’s 2017 Annual Report, reduced certain selling and marketing expenses.  See also “Commitments” below for additional information regarding Bluegreen’s corporate realignment initiative.

General and Administrative Expenses.  General and administrative expenses were $26.3 million and $20.8 million during the three months ended June 30, 2018 and 2017, respectively, and $54.1 million and $43.4 million during the six months ended June 30, 2018 and 2017, respectively. As a percentage of system-wide sales of VOIs, general and administrative expenses were 15% and 13% during the three months ended June 30, 2018 and 2017, respectively, and 18% and 15% during the six months ended June 30, 2018 and 2017, respectively. The increase in the six months ended June 30, 2018 as compared to the comparable prior year period was primarily due to higher executive leadership and long-term incentive compensation expense, higher outside legal expenses in connection with a new focus on defending litigation which Bluegreen believes to be frivolous, higher self-insured health care costs, depreciation expense, branding and licensing fees paid to Bass Pro, executive severance expense, including those related to corporate realignment activities commenced in December 2017, and expenses related to investor and public relations associated with being a public company.

BBX Capital Real Estate Reportable Segment

Segment Description

BBX Capital Real Estate’s primary activities include the acquisition, development, ownership, and management of real estate and investments in real estate joint ventures. BBX Capital Real Estate also manages the legacy assets acquired in connection with the Company’s sale of BankAtlantic in July 2012. The legacy assets include portfolios of loans receivable, real estate properties, and loans previously charged-off by BankAtlantic.

Current Trends and Developments

During the six months ended June 30, 2018, BBX Capital Real Estate invested in a real estate joint venture to potentially develop a multifamily apartments community in Miami, Florida and continued its development of the Beacon Lake Community in St. Johns County, Florida with the closing of 122 developed lots to homebuilders. In addition, the projects associated with its unconsolidated joint venture investments continued to progress, including the sale of retail buildings at the PGA Design Center and BBX/S Millenia Blvd joint ventures during the six month period. BBX Capital Real Estate remains focused on identifying additional investment opportunities and expanding its development pipeline.

While revenues and recoveries from loan losses associated with the legacy asset portfolio have generally been decreasing as a result of an overall decline in the outstanding balance of the portfolio, BBX Capital Real Estate generated significant activity in the portfolio during the six months ended June 30, 2018, including the repayment and settlement of commercial nonaccrual loans and the sale of a student housing complex previously acquired through foreclosure, resulting in increased revenues during the six month period.

Results of Operations

Information regarding the results of operations for BBX Capital Real Estate for the three and six months ended June 30, 2018 and 2017 is set forth below (dollars in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Sales of real estate inventory	$3,250	-	3,250	9,659	-	9,659
Interest income	301	636	(335)	1,834	1,218	616
Net gains on sales of real estate assets	733	1,884	(1,151)	4,802	1,686	3,116
Other	710	968	(258)	1,449	2,059	(610)
Total revenues	4,994	3,488	1,506	17,744	4,963	12,781
Cost of real estate inventory sold	2,381	-	2,381	6,628	-	6,628
Recoveries from loan losses, net	(1,981)	(999)	(982)	(6,794)	(4,093)	(2,701)
Asset impairments, net	104	58	46	149	45	104
Selling, general and
administrative expenses	2,377	2,372	5	4,861	4,902	(41)
Total costs and expenses	2,881	1,431	1,450	4,844	854	3,990
Equity in net (losses) earnings of
unconsolidated joint ventures	(488)	3,087	(3,575)	792	6,323	(5,531)
Income before income taxes	$1,625	5,144	(3,519)	13,692	10,432	3,260

BBX Capital Real Estate’s income before income taxes for the three months ended June 30, 2018 compared to the same 2017 period decreased by $3.5 million primarily due to the following:

•

A net decrease in equity in earnings of unconsolidated joint ventures primarily due to the CC Homes Bonterra joint venture's completion of sales in its 394 single-family home community development during late 2017; and

•

A net decrease in gains on the sales of real estate assets resulting primarily from a significant gain recognized upon the sale of a legacy commercial land parcel during the 2017 period; partially offset by

•	Net profits from the sale of 39 developed lots to homebuilders at the Beacon Lake Community development during the 2018 period; and
•	An increase in recoveries from loan losses during the 2018 period associated with the repayment or settlement of various charged off loans.

BBX Capital Real Estate’s income before taxes for the six months ended June 30, 2018 compared to the same 2017 period increased by $3.3 million primarily due to the following:

•	Net profits from the sale of 122 developed lots to homebuilders at the Beacon Lake Community development during the 2018 period;
•	A net increase in gains on the sales of real estate assets primarily due to the recognition of a $3.1 million net gain upon the sale of a student housing complex during the first quarter of 2018; and
•	An increase in recoveries from loan losses during the 2018 period associated with the repayment or settlement of various charged off loans; partially offset by
•

A net decrease in equity in earnings of unconsolidated joint ventures primarily due to the CC Homes Bonterra joint venture’s completion of sales in its development during late 2017, partially offset by the impact of joint venture sales of retail buildings and single family homes during 2018.

Renin Reportable Segment

Segment Description

Renin is engaged in the design, manufacture, and distribution of specialty doors, systems and hardware, and home décor products in the United States and Canada and operates through its headquarters in Canada and two manufacturing and distribution facilities in the United States and Canada.

Current Trends and Developments

In 2018, Renin has continued to experience a shift in its customer mix toward retail customers, while its barn door product has increased as a percentage of its overall product mix. In particular, during the six months ended June 30, 2018, retail, commercial and direct installation trade sales as a percentage of total gross trade sales were 66%, 24%, and 10%, respectively, as compared to 58%, 29%, and 13% during the same 2017 period, which reflects a decrease in commercial and direct installation trade sales and an increase in sales to e-commerce retail customers. During the six months ended June 30, 2018, Renin’s barn door sales as a percentage of total gross sales increased to 26% from 15% during the same 2017 period, which reflects an overall increase in barn door sales and a decrease in sales across various other product types, including closet doors and hardware and direct installation sales.

Although they did not have a significant impact on Renin’s results of operations for the six months ended June 30, 2018, tariffs on goods imported from Canada and Asia could have a material impact on Renin’s operations. However, the ultimate impact of such tariffs is uncertain at this time.

Results of Operations

Information regarding the results of operations for Renin for the three and six months ended June 30, 2018 and 2017 is set forth below (dollars in thousands):

		For the Three Months Ended June 30,			For the Six Months Ended June 30,
		2018	2017	Change	2018	2017	Change
Trade sales		$16,890	17,766	(876)	31,875	34,983	(3,108)
Cost of trade sales		(13,998)	(13,967)	(31)	(26,148)	(27,822)	1,674
Gross margin		2,892	3,799	(907)	5,727	7,161	(1,434)
Interest expense		174	102	72	332	181	151
Selling, general and
administrative expenses		2,639	3,024	(385)	5,398	5,805	(407)
Foreign exchange loss (gain)		37	398	(361)	(15)	207	(222)
Total costs and expenses		2,850	3,524	(674)	5,715	6,193	(478)
Income before income taxes		$42	275	(233)	12	968	(956)
Gross margin percentage	%	17.12	21.38	(4.26)	17.97	20.47	(2.50)
SG&A as a percent of trade sales	%	15.62	17.02	(1.40)	16.93	16.59	0.34

Renin’s income before income taxes for the three and six months ended June 30, 2018 compared to the comparable 2017 periods decreased by $0.2 million and $1.0 million, respectively, primarily due to the following:

•

A decrease in trade sales primarily due to the impact of lower sales to customers in its commercial and direct installation channels and higher rebates and promotional discounts, partially offset by an increase in sales to retail customers;

•	A decrease in gross margin percentages primarily due to promotional discounts provided to a customer to sell excess barn door inventory; and
•

An increase in interest expense associated with higher outstanding balances on Renin’s credit facilities as a result of higher working capital requirements in connection with inventory held for anticipated trade sales to retail channel customers; partially offset by

•	A decrease in selling, general and administrative expenses primarily due to a reduction in headcount, lower commissions associated with the decline in trade sales, and lower consulting expenses; and
•	A decrease in foreign currency losses.

BBX Sweet Holdings Reportable Segment

Segment Description

BBX Sweet Holdings is engaged in the acquisition and management of businesses in the confectionery industry, including manufacturers, wholesalers, and retailers of chocolate, hard candy, and confectionery products.

Current Trends and Developments

In June 2017, BBX Sweet Holdings acquired IT’SUGAR, a specialty candy retailer which currently has 96 retail locations in 26 states and Washington, DC. IT’SUGAR’s products include bulk candy, giant candy packaging, and novelty items that are sold at its retail locations, which include a mix of high-traffic resort and entertainment, lifestyle, mall/outlet, and urban locations. As a result of its plans to further expand IT’SUGAR’s retail footprint, BBX Sweet Holdings expects to open four to six new retail locations during 2018, with two locations opened during the first six months of 2018.

During 2018, BBX Sweet Holdings exited its manufacturing facility in Utah and reduced the headcount at its corporate office, which resulted in the recognition of various costs, including severance costs for certain employees, lease obligations, and impairments of property and equipment.

In addition, the Company is continuing to evaluate the remaining operations of BBX Sweet Holdings’ wholesale business. To the extent that the Company decides to divest of or otherwise exit these wholesale operations, BBX Sweet

Holdings may recognize additional impairment charges and incur additional costs in 2018 or in future periods. As of June 30, 2018, the net book value of the operations under evaluation was $8.9 million, and the total estimated future minimum rental payments for operating leases was $0.8 million.

Results of Operations

Information regarding the results of operations for BBX Sweet Holdings for the three and six months ended June 30, 2018 and 2017 is set forth below (dollars in thousands):

		For the Three Months Ended June 30,			For the Six Months Ended June 30,
		2018	2017	Change	2018	2017	Change
Trade sales		$24,374	10,547	13,827	46,236	16,669	29,567
Interest income		15	1	14	31	2	29
Other revenue		32	3	29	54	11	43
Total revenues		24,421	10,551	13,870	46,321	16,682	29,639
Cost of trade sales		16,484	8,332	8,152	31,165	14,073	17,092
Interest expense		99	86	13	188	171	17
Assets impairments, net		-	-	-	187	-	187
Selling, general and
administrative expenses		11,772	6,437	5,335	23,408	9,826	13,582
Total costs and expenses		28,355	14,855	13,500	54,948	24,070	30,878
Loss before income taxes		$(3,934)	(4,304)	370	(8,627)	(7,388)	(1,239)
Gross margin percentage	%	32.37	21.00	11.37	32.60	15.57	17.03
SG&A as a percent of trade sales	%	48.30	61.03	(12.73)	50.63	58.95	(8.32)

Information regarding the results of operations of IT’SUGAR that are included in BBX’s Sweet Holdings’ results of operations for the three and six months ended June 30, 2018 and 2017 is set forth below (dollars in thousands):

		For the Three Months Ended June 30,			For the Six Months Ended June 30,
		2018	2017	Change	2018	2017	Change
Trade sales		$19,619	4,286	15,333	36,279	4,286	31,993
Other revenue		20	2	18	35	2	33
Total revenues		19,639	4,288	15,351	36,314	4,288	32,026
Cost of trade sales		11,630	2,108	9,522	21,783	2,108	19,675
Selling, general and
administrative expenses		8,114	1,504	6,610	16,571	1,504	15,067
Total costs and expenses		19,744	3,612	16,132	38,354	3,612	34,742
(Loss) income before income taxes		$(105)	676	(781)	(2,040)	676	(2,716)
Gross margin percentage	%	40.72	50.82	(10.10)	39.96	50.82	(10.86)
SG&A as a percent of trade sales	%	41.36	35.09	6.27	45.68	35.09	10.59

BBX Sweet Holdings’ loss before income taxes for the three months ended June 30, 2018 compared to the same 2017 period decreased by $0.4 million primarily due to the following:

•	Lower losses from the consolidation of manufacturing facilities in Orlando; partially offset by
•

The recognition of $1.4 million in costs, including severance costs and lease obligations, in the 2018 period in connection with the exit of a manufacturing facility in Utah and the reduction in headcount at BBX Sweet Holdings’ corporate office; and

•

A loss before income taxes from IT’SUGAR of $0.1 million for the 2018 period as compared to $0.7 million of income before income taxes for the 2017 period, as the 2017 period does not reflect IT’SUGAR’s seasonal decrease in trade sales during the first half of the second quarter due to the timing of the acquisition in June 2017.

BBX Sweet Holdings’ loss before income taxes for the six months ended June 30, 2018 compared to the same 2017 period increased by $1.2 million primarily due to the following:

•	A loss before income taxes from IT’SUGAR’s operations, which reflects the seasonal nature of its trade sales; and
•

The recognition of $2.1 million in costs, including severance costs, lease obligations, and impairments of property and equipment in 2018, in connection with the exit of a manufacturing facility in Utah and the reduction in headcount at BBX Sweet Holdings’ corporate office; partially offset by

•

An overall decrease in costs associated with BBX Sweet Holdings’ manufacturing business as a result of the above mentioned closure of the manufacturing facility in Utah and costs incurred in 2017 in connection with the consolidation of manufacturing facilities in Florida; and

•	A decrease of $0.7 million in the operating losses associated with Hoffman’s Chocolates.

We anticipate that BBX Sweet Holdings will continue to generate losses during the year ended December 31, 2018. Additionally, if BBX Sweet Holdings’ operations do not meet expectations, the Company decides to exit certain of its operations, or there is a downturn in the confectionery industry, BBX Sweet Holdings may recognize additional costs, including goodwill and other intangible assets impairment charges, in future periods.

Corporate Expenses & Other

Information regarding Corporate Expense & Other for the three and six months ended June 30, 2018 and 2017 is set forth below (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Corporate selling, general and administrative expenses	$15,330	16,187	30,426	31,099
Interest expense	2,835	3,008	5,212	6,024
Net gains on cancellation of junior subordinated debentures	-	-	-	(6,929)
Reimbursements of litigation costs and penalty	-	-	-	(9,606)
Other income, net	(2,146)	(576)	(3,794)	(1,006)
Total Corporate Expenses and Other	$16,019	18,619	31,844	19,582

Corporate Expenses & Other in the Company’s segment information consists of the following:

•	BBX Capital’s corporate selling, general and administrative expenses;
•	Woodbridge’s interest expense associated with its junior subordinated debentures;
•	BBX Capital’s interest expense associated with its $80.0 million note payable to Bluegreen, the Iberia $50.0 million revolving line-of-credit, and its redeemable 5% cumulative preferred stock; and
•	The Company’s activities related to its MOD Pizza franchise operations.

Corporate Expenses & Other for the six months ended June 30, 2017 also included $6.9 million of net gains on the cancellation of Woodbridge’s junior subordinated debentures, $5.0 million of insurance carrier reimbursements from litigation costs, and the reimbursement of a $4.6 million fine previously paid in connection with the SEC civil litigation against BCC.

Corporate Selling, General, and Administrative Expenses

BBX Capital’s corporate selling, general and administrative expenses consist primarily of expenses associated with administering the various support functions at its corporate headquarters, including executive compensation, accounting, legal, human resources, risk management, investor relations and executive offices as well as operating and start-up expenses for the Company’s MOD Pizza franchise restaurants.

BBX Capital’s corporate selling, general, and administrative expenses for the three and six months ended June 30, 2018 compared to the comparable 2017 periods decreased by $0.9 million and $0.7 million, respectively, primarily due to the following:

•	$2.7 million of transaction costs incurred in 2017 in connection with the acquisition of IT’SUGAR; and
•	Legal costs incurred in 2017 associated with the resolution of the SEC civil action; partially offset by
•	Higher costs associated with the Company’s MOD Pizza franchise operations, including the expenses of operating four restaurant locations.

Interest Expense

Woodbridge’s interest expense on its junior subordinated debentures was $1.0 million and $1.9 million during the three and six months ended June 30, 2018, respectively, compared to $0.7 million and $1.6 million, respectively, during the same periods in 2017, as higher LIBOR interest rates during 2018 were partially offset by the impact of lower average outstanding principal balances resulting from the cancellation of $18.8 million of the debentures in February 2017.

BBX Capital’s interest expense on the $80.0 million note payable to Bluegreen was $1.2 million and $2.4 million for the three and six months ended June 30, 2018, respectively, compared to $2.0 million and $4.0 million during the same periods in 2017, respectively, and is eliminated in the Company’s condensed consolidated statements of operations. Effective July 1, 2017, the interest rate on the note payable was reduced from 10% per annum to 6% per annum.

BBX Capital’s interest expense on the Iberia $50.0 million revolving line-of-credit issued in March 2018 was $0.4 million for the three and six months ended June 30, 2018. BBX Capital also incurred $0.2 million and $0.5 million of interest expense associated with its redeemable 5% cumulative preferred stock for the three and six months ended June 30, 2018, respectively.  BBX Capital incurred $0.3 million and $0.6 million of interest expense associated with its redeemable 5% cumulative preferred stock for the three and six months ended June 30, 2017, respectively.

Other Income, net

Other income, net consists of investment interest income, other fee revenue, and the gross profits earned on restaurant operations, which includes total revenues and costs of trade sales associated with the Company’s MOD Pizza franchise operations and a restaurant acquired in connection with a loan receivable default and excludes selling, general and administrative expenses associated with such operations. For the three and six months ended June 30, 2018, gross profits from restaurant operations were $1.5 million and $2.4 million, respectively.

MOD Pizza Franchise Operations

In 2016, the Company entered into area development agreements with MOD Pizza with a goal of developing approximately 60 MOD Pizza franchised restaurant locations throughout Florida over six years. As of June 30, 2018, the Company has opened four restaurant locations and anticipates opening an additional two to four locations during the remainder of 2018.

During the three and six months ended June 30, 2018, the Company’s MOD Pizza franchise operations generated net losses before taxes of $1.0 million and $1.8 million, respectively, compared to $0.4 million and $0.9 million for the same periods in 2017, respectively.  The higher net losses in the 2018 periods were primarily attributable to selling, general, and administrative expenses, including compensation costs associated with operations, human resource, marketing, and finance personnel that were hired to establish initial restaurant operations, as well as costs associated with store openings and the review of potential restaurant sites. During the three and six months ended June 30, 2018, the selling, general and administrative expenses were partially offset by sales generated from the four restaurant locations that were opened as of June 30, 2018. On average, for each of the four restaurant locations opened, the Company incurred approximately $0.8 million in capital expenditures, net of anticipated tenant improvement allowances, and approximately $0.2 million in store opening costs.

As the Company develops the portfolio of MOD Pizza restaurant locations over the next several years, it expects to continue to incur net losses and capital expenditures due to the expected costs of opening new locations.

Provision for Income Taxes

The Company’s effective income tax rate during the three and six months ended June 30, 2018 was 33%, excluding a discrete income tax expense of $2.7 million related to an adjustment to the provisional tax benefit recognized during the year ended December 31, 2017 associated with the Tax Reform Act. The Company’s effective income tax rate during the three and six months ended June 30, 2017 was 43%.

The Company’s effective income tax rate, excluding the impact of the provisional adjustment described above, was higher than the expected federal income tax rate of 21% for the 2018 periods due to nondeductible covered employee compensation and state income taxes.

The Company’s effective tax rates were higher than the expected federal income tax rate of 35% for the 2017 periods due to nondeductible covered employee compensation and state income taxes.

See Note 10 – Income Taxes under Item 1 included in this report for additional information with respect to the Company’s effective income tax rate and the provisional tax benefit recognized during the year ended December 31, 2017 in connection with the enactment of the Tax Reform Act in December 2017.

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

Net income attributable to noncontrolling interests was $5.9 million and $3.5 million during the three months ended June 30, 2018 and 2017, respectively, and $10.5 million and $6.1 million during the six months ended June 30, 2018 and 2017, respectively. The increase in net income attributable to noncontrolling interests for the three and six months ended June 30, 2018 compared to the same 2017 periods was primarily due to Bluegreen’s IPO, which resulted in a decrease of BBX Capital’s ownership in Bluegreen from 100% to 90%.

Consolidated Financial Condition

Consolidated Assets and Liabilities

Total assets at June 30, 2018 and December 31, 2017 were $1.7 billion and $1.6 billion, respectively. The primary changes in the components of total assets are summarized below:

•

Increase in cash was primarily from real estate sales proceeds, legacy loan recoveries and borrowings partially offset by inventory and property and equipment purchases as well as the repurchase of 6,486,486 shares of BBX Capital’s Class A Common Stock;

•	Increase in VOI inventory was primarily from Bluegreen purchasing $46.6 million of VOI inventory during 2018;
•	Decrease in real estate was primarily related to the sale of a student housing complex, sales of land parcels and closings on developed lots to homebuilders at the Beacon Lake Community development;
•	Decrease in investment in unconsolidated real estate joint ventures reflects $10.8 million of distributions received partially offset by $0.8 million in equity in earnings;
•

Increase in property and equipment resulted primarily from purchases of property and equipment by Bluegreen and leasehold improvements and equipment purchases in connection with the opening of MOD Pizza restaurant locations; and

•	Decrease in other assets resulted primarily from the repayment and settlement of loans receivable.

Total liabilities at June 30, 2018 and December 31, 2017 were $1.0 billion and $935.4 million, respectively. The primary changes in components of total liabilities are summarized below:

•

Increase in notes payable and other borrowings was primarily due to borrowings at Bluegreen to acquire inventory and property and equipment as well as $30.0 million of borrowings to partially fund the repurchase of 6,486,486 shares of BBX Capital’s Class A Common Stock;

•

Decrease in redeemable 5% cumulative preferred stock was due to the redemption of 5,000 shares of preferred stock in exchange for the cancellation of a $5 million note receivable from the holders of the preferred stock; and

•	Decrease in other liabilities resulting primarily from the payment of accrued executive and employee bonuses during the six months ended June 30, 2018.

Consolidated Cash Flows

A summary of our consolidated cash flows is set forth below (in thousands):

	For the Six Months Ended
	June 30,
	2018	2017
Cash flows provided by operating activities	$12,629	17,420
Cash flows provided by (used in) investing activities	19,168	(52,108)
Cash flows (used in) provided by financing activities	(6,126)	12,415
Net increase (decrease) in cash, cash equivalents and restricted cash	$25,671	(22,273)
Cash, cash equivalents and restricted cash at beginning of period	409,247	346,317
Cash, cash equivalents and restricted cash at end of period	$434,918	324,044

Cash Flows provided by/used in Operating Activities

The Company’s operating cash flows decreased $4.8 million during the six months ended June 30, 2018 compared to same 2017 period. The decrease was primarily due to increased spending on the acquisition and development of inventory by Bluegreen.

Cash Flows provided by/used in Investing Activities

The Company’s investing cash flows increased by $71.3 million during the six months ended June 30, 2018 compared to the same period in 2017. The increase reflects the $58.5 million of cash paid for the acquisition of IT’SUGAR in June 2017 as well as an increase in cash distributions from unconsolidated real estate joint ventures and proceeds received from the sale of real estate held-for-sale and the repayment and settlement of loans receivable in 2018, partially offset by increased purchases of property and equipment at Bluegreen and for MOD Pizza restaurant locations.

Cash Flows provided by/used in Financing Activities

The Company’s financing cash flows decreased by $18.5 million during the six months ended June 30, 2018 compared to the same period in 2017. The decrease was primarily the result of $60.1 million paid for the purchase of 6,486,486 shares of BBX Capital’s Class A Common Stock partially offset by borrowings for the purchase of VOI inventory and property and equipment.

Commitments

The Company’s material commitments as of June 30, 2018 included the required payments due on its receivable-backed debt, notes payable and other borrowings, junior subordinated debentures, commitments to complete certain projects based on its sales contracts with customers, subsidy advances to certain HOAs, inventory purchase commitments under JIT arrangements, and commitments under non-cancelable operating leases.

The following table summarizes the contractual minimum principal and interest payments, required on all of the Company’s outstanding debt, non-cancelable operating leases and inventory purchase commitments by period due date, as of June 30, 2018 (in thousands):

	Payments Due by Period
					Unamortized
					Debt
	Less than	1 — 3	4 — 5	After 5	Issuance
Contractual Obligations	1 year	Years	Years	Years	Costs	Total

Receivable-backed notes payable	$-	-	108,976	323,464	(5,346)	427,094
Notes payable and other borrowings	47,120	65,068	92,743	17,252	(2,568)	219,615
Jr. subordinated debentures	-	-	-	177,129	(41,155)	135,974
Noncancelable operating leases	26,766	45,303	39,051	37,460	-	148,580
Total contractual obligations	73,886	110,371	240,770	555,305	(49,069)	931,263

Interest Obligations (1)
Receivable-backed notes payable	16,633	33,266	29,131	81,291	-	160,321
Notes payable and other borrowings	10,405	14,281	4,710	7,668	-	37,064
Jr. subordinated debentures	12,038	24,075	24,075	152,512	-	212,700
Total contractual interest	39,076	71,622	57,916	241,471	-	410,085
Total contractual obligations	$112,962	181,993	298,686	796,776	(49,069)	1,341,348

(1)	Assumes that the scheduled minimum principal payments are made in accordance with the table above and the interest rate on variable rate debt remains the same as the rate at June 30, 2018.

In lieu of paying maintenance fees for unsold VOI inventory, Bluegreen may enter into subsidy agreements with certain HOAs. During the six months ended June 30, 2018 and 2017, Bluegreen made payments related to such subsidies of $0.6 million and $0.1 million, respectively. As of June 30, 2018, Bluegreen had $4.6 million accrued for such subsidies, which is included in other liabilities in the Company’s condensed consolidated statements of financial condition as of such date. As of December 31, 2017, Bluegreen had no accrued liabilities for such subsidies.

In September 2017, Bluegreen entered into an agreement with a former executive in connection with his retirement. Pursuant to the terms of the agreement, Bluegreen agreed to make payments totaling approximately $2.9 million through March 2019. As of June 30, 2018, $1.6 million remained payable under this agreement. In addition, during the second half of 2017, Bluegreen implemented an initiative designed to streamline its operations in certain areas to facilitate future growth. Such initiative resulted in $5.8 million of severance accrued as of December 31, 2017 and $0.6 million accrued as of June 30, 2018 which amounts are included in other liabilities in the Company condensed consolidated statement of financial condition as of such dates.

During 2016, the Company entered into a severance arrangement with an executive. Under the terms of the arrangement, the executive will receive $3.7 million over a three year period ending in August 2019. As of June 30, 2018, $1.2 million remained to be paid under this agreement.

A wholly-owned subsidiary of BBX Capital has opened, and will continue to open, MOD Pizza restaurant locations, which involves entering into lease agreements for such locations. BBX Capital guarantees performance on certain lease agreements for these locations and may be required to guarantee performance on additional lease agreements for new locations.

The Company believes that its existing cash, anticipated cash generated from operations, anticipated future permitted borrowings under existing or future credit facilities, and anticipated future sales of notes receivable under existing, future or replacement purchase facilities will be sufficient to meet its debt service requirements, including the contractual payment of the obligations set forth above, for the foreseeable future, subject to the success of the

Company’s ongoing business strategy and the ongoing availability of credit. The Company will continue its efforts to renew, extend or replace any credit and receivables purchase facilities that have expired or that will expire in the near term. The Company may, in the future, also obtain additional credit facilities and may issue corporate debt or equity securities. Any debt incurred or issued may be secured or unsecured, bear interest at fixed or variable rates and may be subject to such terms as the lender may require. In addition, the Company’s efforts to renew or replace credit facilities or receivables purchase facilities which have expired or which are scheduled to expire in the near term may not be successful, and sufficient funds may not be available from operations or under existing, proposed or future revolving credit or other borrowing arrangements or receivables purchase facilities to meet cash needs, including debt service obligations. To the extent the Company is unable to sell notes receivable or borrow under such facilities, the Company’s ability to satisfy its obligations would be materially adversely affected.

Bluegreen’s receivables purchase facilities and its credit facilities, indentures and other outstanding debt instruments include what Bluegreen believes to be customary conditions to funding, eligibility requirements for collateral, cross-default and other acceleration provisions and certain financial and other affirmative and negative covenants, including, among others, limits on the incurrence of indebtedness, payment of dividends, investments in joint ventures and other restricted payments, the incurrence of liens, and transactions with affiliates, as well as covenants concerning net worth, fixed charge coverage requirements, debt-to-equity ratios, portfolio performance requirements and cash balances, and events of default or termination. In the future, Bluegreen may be required to seek waivers of such covenants, but may not be successful in obtaining waivers, and such covenants may limit Bluegreen’s ability to pay dividends, raise funds, sell receivables, or satisfy or refinance its obligations, or otherwise adversely affect the Company’s financial condition and results of operations. In addition, the Company’s future operating performance and ability to meet its financial obligations will be subject to future economic conditions and to financial, business and other factors, many of which may be beyond the Company’s control.

Bluegreen has an exclusive marketing agreement with Bass Pro, a nationally-recognized retailer of fishing, marine, hunting, camping and sports gear, that provides Bluegreen with the right to market and sell vacation packages at kiosks in each of Bass Pro’s retail locations and through certain other means. As of June 30, 2018, Bluegreen was selling vacation packages in 68 of Bass Pro’s stores. Bluegreen compensates Bass Pro based on VOI sales generated through the program. No compensation is paid to Bass Pro under the agreement on sales made at Bluegreen/Big Cedar Vacations’ resorts. During the six months ended June 30, 2018 and 2017, VOI sales to prospects and leads generated by the agreement with Bass Pro accounted for approximately 14% and 15%, respectively, of Bluegreen’s VOI sales volume. On October 9, 2017, Bass Pro advised Bluegreen that it believed the amounts paid to it as VOI sales commissions should not have been adjusted for certain purchaser defaults. Bluegreen previously had informed Bass Pro that the aggregate amount of such adjustments for defaults charged back to Bass Pro between January 2008 and June 2017 totaled approximately $4.8 million. While Bluegreen believed and continues to believe that these adjustments were appropriate and consistent with both the terms and the intent of the agreements with Bass Pro, in October 2017, in order to demonstrate its good faith, Bluegreen paid the amount at issue to Bass Pro pending future resolution of the matter. Bluegreen has continued to make payments to Bass Pro as it believes appropriate and consistent with the agreements, which continue to be adjusted for defaults, and Bass Pro has accepted these payments as historically calculated. On July 23, 2018, Bass Pro again raised the issue regarding adjustments for defaults and requested additional information regarding the calculation of commissions payable to Bass Pro and other amounts payable under the agreements, including reimbursements paid to Bluegreen. The issues raised by Bass Pro have not impacted current operations under the marketing agreement or relative to Bluegreen/Big Cedar Vacations. Bluegreen intends to formally respond to Bass Pro with its view on these matters and intends to provide Bass Pro with all appropriately requested information. Bluegreen’s agreements with Bass Pro provide that, in the event of any dispute or disagreement between the parties, either party may give notice and thereafter the CEOs of the parties are required to communicate promptly with each other with a view to resolving the dispute or disagreement. Accordingly, it is anticipated that such process will be followed in good faith and that the parties will appropriately resolve any issues. While Bluegreen does not believe that any material additional amounts are due to Bass Pro as a result of these matters, any change in the calculations utilized in connection with payments or reimbursements required under the agreements could impact future results.

Off-balance-sheet Arrangements

BBX Capital guarantees certain obligations of its wholly-owned subsidiaries and unconsolidated real estate joint ventures, which are not included in the contractual obligations table above, and also guarantees certain of the obligations in the above table as described in further detail in Item 1 – Note 11 of this report.

Liquidity and Capital Resources

BBX Capital

As of June 30, 2018 and December 31, 2017, the Company, excluding Bluegreen, had cash, cash equivalents and short-term investments of approximately $174.7 million and $165.2 million, respectively. Management believes that BBX Capital has sufficient liquidity from the sources described below to fund operations, including its anticipated working capital, capital expenditure, and debt service requirements, for the foreseeable future, subject to the success of the Company’s ongoing business strategy and the ongoing availability of credit.

BBX Capital’s principal sources of liquidity are its available cash and short-term investments, distributions received from Bluegreen, borrowings from its $50.0 million IberiaBank revolving line of credit, distributions from unconsolidated real estate joint ventures, funds obtained from loan recoveries and, sales of real estate, and income from income producing real estate. BBX Capital expects to use its available funds for general corporate purposes, to make additional investments in real estate opportunities, middle market operating businesses, or other opportunities, or to repurchase shares of its common stock pursuant to its share repurchase program.

In June 2017, the Company acquired IT’SUGAR, a specialty candy retailer with 96 retail locations in 26 states and Washington, DC, for a purchase price of $58.4 million, net of cash acquired. In connection with plans to further expand IT’SUGAR’s retail footprint, IT’SUGAR opened two locations during the first six months of 2018 and expects to open two to four new retail locations during the remaining six months of 2018. In connection with the anticipated two to four store openings through the end of 2018, as well as the renovation of various existing stores, IT’SUGAR expects to incur approximately $4.0 million to $6.0 million of capital expenditures, net of tenant allowance reimbursements. In addition, the Company expects to open up to 60 MOD Pizza restaurant locations throughout Florida over the next six years. The Company has opened four locations as of June 30, 2017 and expects to open an additional two to four new locations during the remainder of 2018. The Company expects to incur an aggregate of $1.5 million to $3.5 million of capital expenditures, net of tenant allowance reimbursements, to open these two to four new locations during the remainder of 2018.

BBX Capital believes that its current financial condition and credit relationships, together with anticipated cash flows, including potential dividends from Bluegreen (which, as described below, are subject to certain limitations), and, to the extent determined to be advisable, proceeds from the disposition of properties or investments, including its investments in middle market operating companies, will allow it to meet its anticipated near-term liquidity needs. BBX Capital may also seek additional liquidity from outside sources, including traditional bank financing, secured or unsecured indebtedness, or the issuance of equity and/or debt securities.  However, these alternatives may not be available to BBX Capital on attractive terms, or at all. The inability to raise funds through the sources discussed above would have a material adverse effect on the Company’s business, results of operations and financial condition.

BBX Capital expects that it will receive dividends from time to time from Bluegreen. During the three and six months ended June 30, 2018, BBX Capital received $10.1 million and $20.2 million, respectively, of dividends from Bluegreen. Bluegreen paid dividends totaling $20.0 million during the three and six months ended June 30, 2017.  Bluegreen has indicated that it intends to pay regular quarterly dividends on its common stock subject to the discretion of its board of directors. The ultimate payment of such dividends will be based upon factors that the Bluegreen board deems to be appropriate, including Bluegreen’s operating results, financial condition, cash position, and operating and capital needs. Dividends from Bluegreen are also dependent on restrictions contained in Bluegreen’s debt facilities. Except as otherwise noted, the debts and obligations of Bluegreen are not direct obligations of the Company and generally are non-recourse to the Company. Similarly, the assets of Bluegreen are not available to BBX Capital, absent a dividend or distribution. Furthermore, certain of Bluegreen’s credit facilities contain terms which could limit the payment of cash dividends without the lender’s consent or waiver and Bluegreen may only pay dividends subject to such restrictions as well as the declaration of dividends by its board of directors. As a consequence, BBX Capital may not receive dividends from Bluegreen consistent with prior periods, in the time frames or amounts anticipated, or at all.

BBX Capital may also receive funds from Bluegreen in connection with its tax sharing agreement to the extent Bluegreen utilizes BBX Capital’s tax benefits in BBX Capital’s consolidated tax return. During the three and six months ended June 30, 2018, BBX Capital received $9.9 million and $13.8 million, respectively, of tax sharing payments from Bluegreen compared to $15.0 million and $25.4 million, respectively, during the same periods in 2017.

During the six months ended June 30, 2018 and 2017, the Company paid cash dividends of $0.02 and $0.015 per share on its common stock or $2.0 million and $1.6 million in the aggregate, respectively. Future declaration and payment of cash dividends with respect to the Company’s common stock, if any, will be determined in light of the then-current financial condition of the Company and other factors deemed relevant by the board of directors.

In April 2018, BBX Capital completed a cash tender offer pursuant to which it purchased 6,486,486 shares of its Class A Common Stock at a purchase price of $9.25 per share for an aggregate purchase price of approximately $60.0 million.  The shares purchased in the tender offer represented approximately 7.6% of the total number of outstanding shares of BBX Capital’s Class A Common Stock and 6.3% of BBX Capital’s total issued and outstanding equity, (which includes the issued and outstanding shares of BBX Capital’s Class B Common Stock) as of April 19, 2018.

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

On June 13, 2017, the Company’s board of directors approved a share repurchase program which authorizes the repurchase of a total of up to 5,000,000 shares of the Company’ Class A Common Stock and Class B Common Stock at an aggregate cost of no more than $35.0 million. This program replaces the Company’s prior repurchase program and authorizes management, at its discretion, to repurchase shares from time to time subject to market conditions and other factors. During November 2017, the Company repurchased 321,593 shares of its Class A Common Stock under this share repurchase program for approximately $2.4 million.  The April 2018 tender offer discussed above was not conducted under this share repurchase program.

As of December 31, 2017, the Company had outstanding 15,000 shares of its 5% Cumulative Preferred Stock with a stated value of $1,000 per share. During December 2013, the Company made a $5.0 million loan to the holders of the 5% Cumulative Preferred Stock. On March 31, 2018, the Company redeemed 5,000 shares of its 5% Cumulative Preferred Stock in exchange for the cancellation of a $5.0 million loan that was previously issued to the holders of the 5% Cumulative Preferred Stock in December 2013. As a result, the Company currently has outstanding 10,000 shares of 5% Cumulative Preferred Stock.

Credit Facilities for BBX Capital with Future Availability

Iberia $50.0 million Revolving Line of Credit.  In March 2018, BBX Capital, BBX Sweet Holdings, Food for Thought Restaurant Group-Florida, LLC, BCC and Woodbridge, entered into a Loan and Security Agreement and related agreements with IberiaBank, as administrative agent and lender, and City National Bank of Florida, as lender, which provide for a $50.0 million revolving line of credit. Amounts borrowed under the facility will accrue interest at a floating rate of 30-day LIBOR plus a margin of 3.0% to 3.75% or the Prime Rate plus a margin of 1.50% to 2.25%. The applicable margin is based on BBX Capital’s debt to EBITDA ratio. Payments of interest only will be payable monthly. The facility matures, and all outstanding principal and interest will be payable, on March 6, 2020, with twelve month renewal options at BBX Capital’s request, subject to satisfaction of certain conditions. The facility is secured by a pledge of a percentage of BBX Capital’s membership interests in Woodbridge having a value of not less than $100.0 million. Borrowings under the facility may be used for business acquisitions, real estate investments, stock repurchases, letters of credit and general corporate purposes. Under the terms and conditions of the Loan and Security Agreement, we are required to comply with certain financial covenants, including maintaining minimum unencumbered liquidity and complying with financial ratios related to fixed charge coverage and debt to EBITDA. The Loan and Security Agreement also contains customary affirmative and negative covenants, including those that, among other things, limit the ability of BBX Capital and the other borrowers to incur additional indebtedness and to make certain loans and investments. In April 2018, the Company borrowed $30.0 million under the IberiaBank $50 million revolving line-of-credit to repurchase its Class A Common Stock under the tender offer described above. As of June 30, 2018, $30.0 million was outstanding under the facility bearing interest at an effective rate of 4.98%.

Toronto-Dominion Commercial Bank. In May 2017, Renin entered into a credit facility with TD Bank. Under the terms and conditions of the credit facility, TD Bank agreed to provide term loans for up to $1.7 million and loans under a revolving credit facility for up to approximately $16.3 million subject to certain terms and conditions. As of

June 30, 2018, outstanding amounts under the term loan and revolving credit facility were $1.4 million and $11.3 million, respectively, and were bearing interest at an effective rate of 4.57% and 5.29%, respectively.

Bluegreen

Bluegreen believes that it has sufficient liquidity from the sources described below to fund operations, including its anticipated working capital, capital expenditure, and debt service requirements, for the foreseeable future, subject to the success of the ongoing business strategy and the ongoing availability of credit.

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

While the vacation ownership business has historically been capital intensive and Bluegreen may from time to time pursue transactions or activities which may require significant capital investment and adversely impact cash flows, Bluegreen has generally sought to focus on the generation of  “free cash flow” (defined as cash flow from operating activities, less capital expenditures) by: (i) incentivizing sales associates and creating programs with third-party credit card companies to generate a higher percentage of sales in cash; (ii) maintaining sales volumes that focus on efficient marketing channels; (iii) limiting capital and inventory expenditures; (iv) utilizing sales and marketing, mortgage servicing, resort management services, title and construction expertise to pursue fee-based-service business relationships that generally require minimal up-front capital investment and have the potential to produce incremental cash flows; and (v) more recently, by selling VOIs obtained through  secondary market or JIT  arrangements. In 2018, Bluegreen has invested more of its free-cash flow in additional sales offices and sales office expansions as well as information technology expenditures which Bluegreen expects to drive and support growth in future years.  In addition, during April 2018, Bluegreen acquired the Éilan Hotel & Spa in San Antonio, Texas for $34.3 million, and borrowed $24.3 million to help fund the acquisition.

VOI sales are generally dependent upon providing financing to buyers. The ability to sell and/or borrow against notes receivable from VOI buyers has been a critical factor in Bluegreen’s continued liquidity. A financed VOI buyer is generally only required to pay a minimum of 10% of the purchase price in cash at the time of sale; however, selling, marketing and administrative expenses attributable to the sale are primarily cash expenses that generally exceed a buyer’s minimum required down payment. Accordingly, having financing facilities available for the hypothecation, sale or transfer of VOI notes receivable has been a critical factor in Bluegreen’s ability to meet its short and long-term cash needs. Bluegreen has attempted to maintain a number of diverse financing facilities. Historically, Bluegreen has relied on its ability to sell receivables in the term securitization market in order to generate liquidity and create capacity in its receivable facilities. In addition, maintaining adequate VOI inventory to sell and pursue growth into new markets has historically required Bluegreen to incur debt for the acquisition, construction and development of new resorts. Development expenditures during 2018 are expected to be in a range of $20.0 million to $30.0 million, which primarily relate to Bluegreen/Big Cedar Vacations’ resorts and development at the Fountains resort in Orlando, Florida.

Bluegreen expects to seek to acquire or develop additional VOI inventory, which may increase acquisition and development expenditures as compared to prior periods and may involve or require the incurrence of additional debt.

In connection with our capital-light business activities, Bluegreen has entered into agreements with third-party developers that allow Bluegreen to buy VOI inventory, typically on a non-committed basis, prior to when Bluegreen intends to sell such VOIs. Bluegreen’s capital-light business strategy also includes secondary market sales, pursuant to which Bluegreen enters into secondary market arrangements with certain HOAs and others on a non-committed basis, which allows Bluegreen to acquire VOIs generally at a significant discount, as such VOIs are typically obtained by the HOAs through foreclosure in connection with maintenance fee defaults. Acquisition of JIT and secondary market inventory in 2018 is expected to range from $10.0 million to $20.0 million.

In addition, capital expenditures in connection with sales and marketing facilities as well as for information technology capital expenditures are expected to be in a range of $30.0 million to $40.0 million in 2018.

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

Credit Facilities for Bluegreen Receivables with Future Availability

Bluegreen maintains various credit facilities with financial institutions which allow Bluegreen to borrow against or sell its VOI notes receivable. As of June 30, 2018, Bluegreen had the following credit facilities with future availability, all of which are subject to revolving availability terms during the advance period and therefore provide for additional availability as the facility is paid down, subject in each case to compliance with covenants, eligible collateral and applicable terms and conditions during the advance period (dollars in thousands):

	Borrowing Limit as of June 30, 2018	Outstanding Balance as of June 30, 2018		Availability as of June 30, 2018		Advance Period Expiration; Borrowing Maturity as of June 30, 2018	Borrowing Rate; Rate as of June 30, 2018
Liberty Bank Facility	$50,000	$41,529		$8,471		March 2020; March 2023	Prime Rate; floor of 4.00%; 4.75%
NBA Receivables Facility (1)	50,000	41,623		8,377		September 2020; March 2025	30 day LIBOR + 2.75%; floor of 3.50%; 4.73%
Pacific Western Facility	40,000	20,930	(2)	19,070	(2)	September 2018; September 2021	30 day LIBOR+3.50% to 4.50%; 6.24%
KeyBank/DZ Purchase Facility	80,000	32,160		47,840		December 2019; December 2022	30 day LIBOR+2.75%; 4.84%(3)
Quorum Purchase Facility	50,000	29,743		20,257		June 2020; December 2032	(4)
	$270,000	$165,985		$104,015

(1)	The borrowing limit excludes the $20.0 million borrowing limit under the NBA Line of Credit.
(2)	The outstanding balance includes $2.5 million outstanding as of June 30, 2018 under the Pacific Western Term Loan.
(3)

Borrowings accrue interest at a rate equal to either LIBOR, a “Cost of Funds” rate or commercial paper rates plus 2.75%. The interest rate will increase to the applicable rate plus 4.75% upon the expiration of the advance period.

(4)

Of the amounts outstanding as of June 30, 2018, $2.4 million bears interest at a fixed rate of 5.5%, $18.9 million bears interest at a fixed rate of 4.95%, $2.9 million bears interest at a fixed rate of 5.00%, and $5.5 million bears interest at a fixed rate of 4.75%. The interest rate on future borrowings will be set at the time of funding based on rates mutually agreed upon by all parties; however advances made between April 2018 and September 2018 will bear interest at a fixed rate of 4.95%.

Other Credit Facilities and Outstanding Notes Payable

Fifth Third Syndicated Line-of-Credit and Fifth Third Syndicated Term Loan.  In December 2016, Bluegreen entered into a $100.0 million syndicated credit facility with Fifth Third Bank, as administrative agent and lead arranger, and certain other bank participants as lenders. The facility includes a $25.0 million term loan (the “Fifth Third Syndicated Term Loan”) with quarterly amortization requirements and a $75.0 million revolving line of credit (the “Fifth Third Syndicated Line-of-Credit”). Amounts borrowed under the facility generally bear interest at LIBOR plus 2.75% - 3.75% depending on Bluegreen’s leverage ratio, are collateralized by certain of Bluegreen’s VOI inventory, sales center buildings, management fees and short-term receivables, and will mature in December 2021. As of June 30,

2018, outstanding borrowings under the facility totaled $78.1 million, including $23.1 million under the Fifth Third Syndicated Term Loan with an interest rate of 4.84%, and $55.0 million under the Fifth Third Syndicated Line of Credit with an interest rate of 4.88%.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2018 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

Except as described below, there have been no material changes in our legal proceedings from those disclosed in the “Legal Proceedings” section of our Annual Report on Form 10-K for the year ended December 31, 2017 and the company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

Gordon Siu, on behalf of himself and all others similarly situated v. Choice Hotels International, Inc. Bluegreen Vacations Unlimited, Inc., DBA Bluegreen Getaways; and Does 1-10, inclusive of each of them, Case No. 18-cv-00022, United States District Court, Southern District of California

On January 4, 2018, Gordon Siu, individually and on behalf of all others similarly situated, filed a lawsuit against BVU and others, Choice Hotels International, Inc. which asserted claims for alleged violations of California law that relates to the recording of telephone conversations with consumers. Plaintiff alleges that after staying at a Choice Hotels resort, defendants placed a telemarketing call to plaintiff to sell the Choice Hotels customer loyalty program and a vacation package at a Choice hotel via the Bluegreen Getaways vacation package program. Plaintiff alleges that he was not timely informed that the phone conversation was being recorded and is seeking certification of a class comprised of other persons recorded on calls without their consent within one year before the filing of the original complaint. After BVU moved to dismiss the complaint, plaintiff amended his complaint to dismiss one of the two causes of action in the original complaint on the basis that that particular statute only concerns land line phones. Plaintiff and Choice agreed to a confidential settlement and Choice has been dismissed from this lawsuit. Plaintiff seeks money damages and injunctive relief. Bluegreen believes the lawsuit is without merit and intends to vigorously defend the action.

Katja Anderson and George Galloway, individually and on behalf of all other persons similarly situated v. Bluegreen Vacations Corporation, Case No. 18-cv-00127, United States District Court, Western District of Texas, Waco Division

On May 3, 2018, Katja Anderson and George Galloway, individually and on behalf of all other persons similarly situated, filed a lawsuit against Bluegreen which asserted violations of the Telephone Consumer Practices Act. The plaintiffs claim that they received multiple telemarketing calls in the spring of 2015 despite their requests not to be called. Plaintiffs seek certification of a class of individuals in the United States who received more than one telephone call made by us or on our behalf within a 12-month period; to a telephone number that has been registered with the National Do Not Call Registry for at least 30 days. Plaintiffs seek money damages, attorneys’ fees and a court order requiring Bluegreen to cease all unsolicited telephone calling activities. Bluegreen has moved to dismiss the lawsuit, and the motion is pending. Bluegreen believes the lawsuit is without merit and intend to vigorously defend the action.

Melissa S. Landon, Edward P. Landon, Shane Auxier and Mu Hpare, on behalf of themselves and all others similarly situated v. Bluegreen Vacations Unlimited, Inc. and Bluegreen Vacations Corporation, Case No. 18-cv-994, United States District  Court, Eastern District of Wisconsin

On June 28, 2018, Melissa S. Landon, Edward P. Landon, Shane Auxier and Mu Hpare, individually and on behalf of all others similarly situated, filed a purported class action lawsuit against Bluegreen and BVU asserting claims for alleged violations of the Wisconsin Timeshare Act, Wisconsin law prohibiting illegal referral selling, and Wisconsin law prohibiting illegal attorney’s fee provisions. Plaintiffs allegations include that Bluegreen failed to disclose the identity of the seller of real property at the beginning of its initial contact with the purchaser; that Bluegreen misrepresented who the seller of the real property was; that Bluegreen misrepresented the buyer’s right to cancel; that Bluegreen included an illegal attorney’s fee provision in its sales document(s); that Bluegreen offered an illegal “today only” incentive to purchase; and that Bluegreen utilizes an illegal referral selling program to induce the sale of VOIs. Plaintiffs seek certification of a class consisting of all persons who, in Wisconsin, purchased from Bluegreen one or more VOIs within six years prior to the filing of this lawsuit. Plaintiffs seek statutory damages, attorneys’ fees and injunctive relief.  Bluegreen believes the lawsuit is without merit and intend to vigorously defend the action.

Item 1A.    Risk Factors

There have been no material changes in the risks and uncertainties that we face from those disclosed in the “Risk Factors” section of our 2017 Annual Report.

Item 2.    Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 - April 30, 2018 (2)	6,486,486	$9.25	-	4,678,407 shares (or approximately $32,567,000)
May 1 - May 31, 2018	-	$ -	-	4,678,407 shares (or approximately $32,567,000)
June 1 – June 30, 2018	-	$ -	-	4,678,407 shares (or approximately $32,567,000)
Total	6,486,486	$9.25	-	4,678,407 shares (or approximately $32,567,000)

(1)

On June 13, 2017, the Company's Board of Directors approved a share repurchase program authorizing the repurchase of up to 5.0 million shares of the Company's Class A Common Stock and Class B Common Stock at an aggregate cost of up to $35.0 million.  As of June 30, 2018, the Company had repurchased 321,593 shares for approximately $2.4 million under the June 2017 repurchase program.

(2)

In April 2018, BBX Capital completed a cash tender offer pursuant to which it purchased 6,486,486 shares of its Class A Common Stock at a purchase price of $9.25 per share for an aggregate purchase price of approximately $60.0 million. The tender offer was not conducted under the June 2017 share repurchase program.

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

                                                                                             BBX CAPITAL CORPORATION

August 6, 2018By: /s/ Alan B. Levan

      Alan  B. Levan, Chairman of the Board

      and Chief Executive Officer

August 6, 2018By: /s/ Raymond S. Lopez

      Raymond S. Lopez, Chief Financial Officer