Form 10-Q
period 2018-09-30
BBX Capital Corp
filed 2018-11-06
CIK 315858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2018

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

YES [X]NO [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.[    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [   ]NO [ X ]

The number of shares outstanding of each of the registrant’s classes of common stock as of November 1, 2018 is as follows:

Class A Common Stock of $.01 par value,  79,578,730 shares outstanding.
Class B Common Stock of $.01 par value, 17,461,655 shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BBX Capital Corporation
Condensed Consolidated Statements of Financial Condition - Unaudited
(In thousands, except share data)

		December 31,
	September 30, 2018	2017 *As Adjusted
ASSETS
Cash and cash equivalents	$369,512	362,526
Restricted cash ($17,081 in 2018 and $19,488 in 2017 in variable
interest entities ("VIEs"))	55,710	46,721
Notes receivable, net ($308,221 in 2018 and $279,188 in 2017 in VIEs)	439,484	426,858
Trade inventory	21,706	23,902
Vacation ownership interest ("VOI") inventory	325,532	281,291
Real estate ($20,684 in 2018 and $27,828 in 2017 held for sale)	52,579	68,536
Investments in unconsolidated real estate joint ventures	42,550	51,234
Property and equipment, net	133,267	111,929
Goodwill	39,482	39,482
Intangible assets, net	71,609	70,449
Other assets	126,336	122,753
Total assets	$1,677,767	1,605,681

LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$26,677	31,370
Deferred income	15,509	16,893
Escrow deposits	31,957	21,079
Other liabilities	112,133	103,464
Receivable-backed notes payable - recourse	97,770	84,697
Receivable-backed notes payable - non-recourse (in VIEs)	335,680	336,421
Notes payable and other borrowings	197,177	144,114
Junior subordinated debentures	136,231	135,414
Deferred income taxes	68,453	47,968
Redeemable 5% cumulative preferred stock of $.01 par value; authorized 15,000 shares;
issued and outstanding 10,000 shares in 2018 and 15,000 shares in 2017 with a stated value of $1,000 per share	9,390	13,974
Total liabilities	1,030,977	935,394
Commitments and contingencies (See Note 11)
Redeemable noncontrolling interest	2,844	2,765
Equity:
Preferred stock of $.01 par value; authorized 10,000,000 shares	-	-
Class A Common Stock of $.01 par value; authorized 150,000,000 shares;
issued and outstanding 79,417,242 in 2018 and 85,689,163 in 2017	794	857
Class B Common Stock of $.01 par value; authorized 20,000,000 shares;
issued and outstanding 13,798,718 in 2018 and 13,963,200 in 2017	138	140
Additional paid-in capital	175,896	229,379
Accumulated earnings	374,405	353,384
Accumulated other comprehensive income	1,507	1,708
Total shareholders' equity	552,740	585,468
Noncontrolling interests	91,206	82,054
Total equity	643,946	667,522
Total liabilities and equity	$1,677,767	1,605,681

* See Note 1 for a summary of adjustments.
See Notes to Condensed Consolidated Financial Statements - Unaudited

BBX Capital Corporation
Condensed Consolidated Statements of Operations and Comprehensive Income - Unaudited
(In thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017 *As Adjusted	2018	2017 *As Adjusted
Revenues:
Sales of VOIs	$70,698	62,453	195,412	176,094
Fee-based sales commissions	61,641	69,977	167,581	179,046
Other fee-based services	31,057	27,386	89,472	83,442
Cost reimbursements	16,900	14,097	47,157	40,660
Trade sales	43,803	44,718	126,114	96,369
Sales of real estate inventory	7,478	-	17,138	-
Interest income	21,157	21,035	63,738	63,065
Net (losses) gains on sales of real estate assets	(4)	(18)	4,798	1,668
Other revenue	1,673	1,248	4,282	3,652
Total revenues	254,403	240,896	715,692	643,996
Costs and Expenses:
Cost of VOIs sold	11,237	6,444	19,838	11,352
Cost of other fee-based services	19,937	17,182	53,983	48,663
Cost reimbursements	16,900	14,097	47,157	40,660
Cost of trade sales	28,960	31,810	88,051	73,773
Cost of real estate inventory sold	4,655	-	11,283	-
Interest expense	11,130	9,483	30,732	27,580
Recoveries from loan losses, net	(443)	(2,005)	(7,236)	(6,098)
Asset impairments, net	191	1,506	527	1,551
Net gains on cancellation of junior
subordinated debentures	-	-	-	(6,929)
Reimbursements of litigation costs and penalty	-	(2,113)	-	(11,719)
Selling, general and administrative expenses	143,558	146,842	410,490	395,489
Total costs and expenses	236,125	223,246	654,825	574,322
Equity in net earnings of unconsolidated
real estate joint ventures	373	2,105	1,165	8,428
Foreign exchange gain (loss)	76	(105)	91	(312)
Income before income taxes	18,727	19,650	62,123	77,790
Provision for income taxes	(6,742)	(8,126)	(21,997)	(30,021)
Net income	11,985	11,524	40,126	47,769
Less: Net income attributable to noncontrolling interests	5,806	3,398	16,324	9,488
Net income attributable to shareholders	$6,179	8,126	23,802	38,281

Basic earnings per share	$0.07	0.08	0.25	0.39
Diluted earnings per share	$0.06	0.08	0.24	0.36
Basic weighted average number of common
shares outstanding	93,193	98,073	95,722	98,408
Diluted weighted average number of common and
common equivalent shares outstanding	96,576	106,021	98,971	105,802
Cash dividends declared per Class A common share	$0.010	0.0075	0.030	0.0225
Cash dividends declared per Class B common share	$0.010	0.0075	0.030	0.0225

Net income	$11,985	11,524	40,126	47,769
Other comprehensive income, net of tax:
Unrealized (losses) gains on securities available for sale	(11)	16	(11)	62
Foreign currency translation adjustments	65	418	62	301
Other comprehensive income, net	54	434	51	363
Comprehensive income, net of tax	12,039	11,958	40,177	48,132
Less: Comprehensive income attributable
to noncontrolling interests	5,806	3,398	16,324	9,488
Comprehensive income attributable to shareholders	$6,233	8,560	23,853	38,644

* See Note 1 for a summary of adjustments.
See Notes to Condensed Consolidated Financial Statements - Unaudited

BBX Capital Corporation
Condensed Consolidated Statement of Changes in Equity - Unaudited
For the Nine Months Ended September 30, 2018
(In thousands)

	Shares of
	Common Stock		Common Stock				Accumulated
	Outstanding		Amount		Additional		Other	Total	Non-
	Class		Class		Paid-in	Accumulated	Comprehensive	Shareholders'	controlling	Total
	A	B	A	B	Capital	Earnings	Income	Equity	Interests	Equity
As adjusted balance, December 31, 2017 *	85,689	13,963	$857	140	229,379	353,384	1,708	585,468	82,054	667,522
Cumulative effect from the adoption of ASU 2016-01	-	-	-	-	-	252	(252)	-	-	-
Net income excluding $58 of loss attributable to redeemable noncontrolling interest	-	-	-	-	-	23,802	-	23,802	16,382	40,184
Other comprehensive income	-	-	-	-	-	-	51	51	-	51
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(8,263)	(8,263)
Increase in noncontrolling interest from loan foreclosure	-	-	-	-	-	-	-	-	704	704
Purchase of noncontrolling interest	-	-	-	-	(587)	-	-	(587)	329	(258)
Class A Common Stock cash dividends declared	-	-	-	-	-	(2,492)	-	(2,492)	-	(2,492)
Class B Common Stock cash dividends declared	-	-	-	-	-	(541)	-	(541)	-	(541)
Repurchase and retirement of Common Stock from tender offer	(6,486)	-	(65)	-	(60,076)	-	-	(60,141)	-	(60,141)
Repurchase and retirement of Common Stock from vesting of restricted awards	(375)	(137)	(4)	(1)	(3,777)	-	-	(3,782)	-	(3,782)
Conversion of Common Stock from Class B to Class A	27	(27)	1	(1)	-	-	-	-	-	-
Issuance of Common Stock from vesting of restricted stock awards	535	-	5	-	(5)	-	-	-	-	-
Issuance of Common Stock from exercise of options	27	-	-	-	245	-	-	245	-	245
Share-based compensation	-	-	-	-	10,717	-	-	10,717	-	10,717
Balance, September 30, 2018	79,417	13,799	$794	138	175,896	374,405	1,507	552,740	91,206	643,946
*See Note 1 for a summary of adjustments.
See Notes to Condensed Consolidated Financial Statements - Unaudited

BBX Capital Corporation
Condensed Consolidated Statements of Cash Flows - Unaudited
(In thousands)

	For the Nine Months Ended
	September 30,
	2018	2017
Operating activities:
Net income	$40,126	47,769
Adjustment to reconcile net income to net cash
provided by operating activities:
Recoveries from loan losses and asset impairments, net	(6,709)	(4,547)
Provision for notes receivable allowances	35,866	32,066
Depreciation, amortization and accretion, net	18,550	15,066
Share-based compensation expense	10,717	10,119
Net gains on sales of real estate held-for-sale	(4,798)	(1,668)
Equity in earnings of unconsolidated real estate joint ventures	(1,165)	(8,428)
Return on investment in unconsolidated real estate joint ventures	5,233	11,465
Increase in deferred income tax	20,465	30,279
Net gains on cancellation of junior subordinated debentures	-	(6,929)
Interest accretion on redeemable 5% cumulative preferred stock	854	901
Increase in notes receivable	(48,492)	(29,526)
Increase in VOI inventory	(23,405)	(30,707)
Decrease (increase) in trade inventory	2,286	(5,613)
Decrease (increase) in real estate inventory	9,990	(7,733)
Increase in other assets	(24,705)	(12,657)
Increase in other liabilities	8,774	13,323
Net cash provided by operating activities	43,587	53,180
Investing activities:
Return of investment in unconsolidated real estate joint ventures	6,586	888
Investments in unconsolidated real estate joint ventures	(1,755)	(2,645)
Repayment of loans receivable	17,930	9,522
Proceeds from sales of real estate held-for-sale	17,121	10,601
Additions to real estate held-for-sale and held-for-investment	(1,102)	(933)
Purchases of property and equipment	(33,316)	(14,158)
Proceeds from the sale of property and equipment	569	-
Cash paid for acquisition, net of cash received	-	(58,418)
Decrease in cash from other investing activities	(5,072)	(373)
Net cash provided by (used in) investing activities	961	(55,516)
Financing activities:
Repayments of notes payable and other borrowings	(152,204)	(197,581)
Proceeds from notes payable and other borrowings	196,439	206,884
Redemption of junior subordinated debentures	-	(11,438)
Payments for debt issuance costs	(1,131)	(3,217)
Payments of interest on redeemable 5% cumulative preferred stock	(438)	(563)
Repurchase and retirement of Class A common stock	(60,141)	(6,213)
Purchase of noncontrolling interest	(258)	-
Proceeds from the exercise of stock options	245	62
Dividends paid on common stock	(2,822)	(2,136)
Distributions to noncontrolling interest	(8,263)	(3,920)
Net cash used in financing activities	(28,573)	(18,122)
Increase (decrease) in cash, cash equivalents and restricted cash	15,975	(20,458)
Cash, cash equivalents and restricted cash at beginning of period	409,247	346,317
Cash, cash equivalents and restricted cash at end of period	$425,222	325,859

Continued

BBX Capital Corporation
Condensed Consolidated Statements of Cash Flows -- Unaudited
(In thousands)

	For the Nine Months Ended
	September 30,
	2018	2017
Supplemental cash flow information:
Interest paid on borrowings	$27,807	21,392
Income taxes paid	3,103	2,570
Supplementary disclosure of non-cash investing and financing activities:
Construction funds receivable transferred to real estate	8,716	8,259
Acquisition of VOI inventory, property and equipment for notes payable	24,258	-
Reduction in redeemable 5% cumulative preferred stock	4,862	-
Reduction in note receivable from holder of
redeemable 5% cumulative preferred stock	(5,000)	-
Property and equipment transferred to real estate	-	6,181
Decrease in deferred tax liabilities due to cumulative effect of excess
tax benefits	-	3,054
Repurchase and retirement of shares of common stock in connection
with share based compensation withholding tax obligations	3,782	4,028
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	369,512	264,380
Restricted cash	55,710	61,479
Total cash, cash equivalents, and restricted cash	$425,222	325,859

See Notes to Condensed Consolidated Financial Statements -- Unaudited

BBX Capital Corporation

Notes to Condensed Consolidated Financial Statements - Unaudited

1.    Basis of Financial Statement Presentation

BBX Capital Corporation and its subsidiaries (the “Company” or, unless otherwise indicated or the context otherwise requires, “we,” “us,” or “our”) is a Florida-based diversified holding company. BBX Capital Corporation as a standalone entity without its subsidiaries is referred to as “BBX Capital.” The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, these financial statements do not include all of the information and disclosures required by GAAP for complete financial statements.

In management’s opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which include normal recurring adjustments, that are necessary for a fair statement of the condensed consolidated financial condition of the Company at September 30, 2018; the condensed consolidated results of operations and comprehensive income of the Company for the three and nine months ended September 30, 2018 and 2017; the condensed consolidated changes in equity of the Company for the nine months ended September 30, 2018; and the condensed consolidated cash flows of the Company for the nine months ended September 30, 2018 and 2017.  Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or any other future period.

These unaudited condensed consolidated financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on March 9, 2018.

The consolidated financial statements include the accounts of all of BBX Capital’s wholly-owned subsidiaries, other entities in which BBX Capital or its subsidiaries hold controlling financial interests, and any VIEs in which BBX Capital or one of its consolidated subsidiaries is deemed the primary beneficiary of the VIE. All significant inter-company accounts and transactions have been eliminated in consolidation.

Certain amounts for prior periods have been reclassified to conform to the current period’s presentation. The Company’s adoption of the new revenue recognition accounting standard on a full retrospective basis required the Company to restate certain previously reported results. For further details regarding the impact of adopting new accounting pronouncements, see “Recently Adopted Accounting Pronouncements” section below. In addition, the Company also reclassified $19.5 million of loans receivable to other assets in its condensed consolidated statement of financial condition as of December 31, 2017.

The Company’s principal investments include Bluegreen Vacations Corporation (“Bluegreen” or “Bluegreen Vacations”), real estate and real estate joint ventures, and middle market operating businesses.

Bluegreen is a leading vacation ownership company that markets and sells VOIs and manages resorts in leisure and urban destinations. Bluegreen’s resort network includes 45 Club Resorts (resorts in which owners in the Bluegreen Vacation Club (“Vacation Club”) have the right to use most of the units in connection with their VOI ownership) and 24 Club Associate Resorts (resorts in which owners in Bluegreen’s Vacation Club have the right to use a limited number of units in connection with their VOI ownership). Bluegreen’s Club Resorts and Club Associate Resorts are primarily located in popular, high-volume, “drive-to” vacation locations, including Orlando, Las Vegas, Myrtle Beach and Charleston, among others. Through Bluegreen’s points-based system, the approximately 216,000 owners in Bluegreen’s Vacation Club have the flexibility to stay at units available at any of its resorts and have access to approximately 11,100 other hotels and resorts through partnerships and exchange networks. Bluegreen’s sales and marketing platform is supported by exclusive marketing relationships with nationally-recognized consumer brands, such as Bass Pro and Choice Hotels. These marketing relationships drive sales within Bluegreen’s core demographic.

Prior to 2009, Bluegreen’s vacation ownership business consisted solely of the sale of VOIs in resorts that it developed or acquired. While it continues to conduct such sales and development activities, Bluegreen now also derives a significant portion of its revenue from its capital-light business model, which utilizes Bluegreen’s expertise and infrastructure to generate both VOI sales and recurring revenue from third parties without the significant capital investment generally associated with the development and acquisition of resorts. Bluegreen’s capital-light business activities include sales of VOIs owned by third-party developers pursuant to which Bluegreen is paid a commission (“fee-based sales”) and sales of VOIs that it purchases under just-in-time (“JIT”) arrangements with third-party developers or from secondary market sources. In addition, Bluegreen provides resorts and resort developers with other fee-based services, including resort management, mortgage servicing, title services and construction management. Bluegreen also offers financing to qualified VOI purchasers, which generates significant interest income.

Prior to the fourth quarter of 2017, Woodbridge Holdings, LLC (“Woodbridge”), a wholly-owned subsidiary of BBX Capital, owned 100% of Bluegreen’s common stock. During the fourth quarter of 2017, Bluegreen completed an initial public offering (“IPO”) of its common stock in which Bluegreen sold to the public 3,736,723 shares of its common stock and Woodbridge, as a selling shareholder, sold to the public 3,736,722 shares of Bluegreen’s common stock. As a result of Bluegreen’s IPO, BBX Capital currently owns 90% of Bluegreen’s common stock through Woodbridge.

The Company’s real estate investments include real estate joint ventures and the acquisition, development, ownership, financing, and management of real estate. The Company’s investments in middle market operating businesses include Renin Holdings, LLC (“Renin”), a company that manufactures products for the home improvement industry, and investments in confectionery businesses through its wholly-owned subsidiary, BBX Sweet Holdings, LLC (“BBX Sweet Holdings”). The Company’s investments in confectionery businesses include IT’SUGAR, LLC (“IT’SUGAR”), a specialty candy retailer with over 90 retail locations in 26 states and Washington, D.C. that was acquired by BBX Sweet Holdings in June 2017.

BBX Capital has two classes of common stock. Holders of the Class A common stock are entitled to one vote per share, which in the aggregate represents 22% of the combined voting power of the Class A common stock and the Class B common stock. Class B common stock represents the remaining 78% of the combined vote. The percentage of total common equity represented by Class A and Class B common stock was 85% and 15%, respectively, at September 30, 2018. Class B common stock is convertible into Class A common stock on a share for share basis at any time at the option of the holder.

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

The Company adopted the standard on January 1, 2018 under the full retrospective method, and accordingly, results for prior periods have been adjusted to apply the new standard as shown below.

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
•

We exclude from the transaction price all taxes assessed by a governmental authority that are imposed on a specified transaction concurrent with the closing thereof and are collected by the Company from a customer;

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

ASU No. 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20). This standard provides guidance on the recognition of gains and losses from the transfer of nonfinancial assets to non-customers and requires that an entity must identify each distinct nonfinancial asset or in substance nonfinancial asset promised to a non-customer or counterparty and derecognize each asset when the counterparty obtains control of the asset.

This standard significantly changed the guidance on the transfer of real estate to unconsolidated joint ventures. Under prior guidance, the transfer of real estate to an unconsolidated joint venture was accounted for as a partial sale, resulting in the recognition of a partial gain, and the noncontrolling interest retained was measured at historical cost, resulting in a basis adjustment to the seller’s investment in the joint venture. In addition, the partial gain could be deferred if the sale did not satisfy certain criteria for gain recognition. As a result, the Company previously accounted for the transfer of land to certain unconsolidated real estate joint ventures for initial capital contributions as partial sales, resulting in deferred gains and joint venture basis adjustments. However, under the new standard, the full gain is recognized upon the transfer of control of real estate to an unconsolidated joint venture, and any noncontrolling interest retained is measured at fair value.

The Company adopted the standard on January 1, 2018 under the full retrospective method and, accordingly, prior years’ results have been adjusted to apply the new standard as shown below.

The following represents the impact of the adoption of ASU 2014-09 and ASU 2017-05 on our consolidated statements of financial condition as of December 31, 2017 and December 31, 2016 and consolidated statements of operations for the three and nine months ended September 30, 2017 and the years ended December 31, 2017 and 2016 (in thousands, except per share data):

	For the Three Months Ended September 30, 2017
	Prior to Adoption	ASU 2014-09 Adjustments	ASU 2017-05 Adjustments	As Adjusted
Statement of Operations:
Sales of VOIs	$61,687	766	-	62,453
Cost reimbursements	-	14,097	-	14,097
Cost reimbursements	-	14,097	-	14,097
Cost of VOIs sold	6,284	160	-	6,444
Trade sales	44,877	(159)	-	44,718
Net loss on sales of real estate assets	(18)	-	-	(18)
Cost of trade sales	29,494	2,316	-	31,810
Selling, general and administrative expenses	149,021	(2,179)	-	146,842
Equity in earnings of unconsolidated
real estate joint ventures	2,451	-	(346)	2,105
Income before income taxes	19,686	310	(346)	19,650
Provision for income taxes	(8,195)	(64)	133	(8,126)
Net income	11,491	246	(213)	11,524
Less: Net income attributable to
noncontrolling interests	3,256	142	-	3,398
Net income attributable to shareholders	$8,235	104	(213)	8,126
Basic earnings per share	$0.08			0.08
Diluted earnings per share	$0.08			0.08

	For the Nine Months Ended September 30, 2017
	Prior to Adoption	ASU 2014-09 Adjustments	ASU 2017-05 Adjustments	As Adjusted
Statement of Operations:
Sales of VOIs	$172,839	3,255	-	176,094
Cost reimbursements	-	40,660	-	40,660
Cost reimbursements	-	40,660	-	40,660
Cost of VOIs sold	10,737	615	-	11,352
Trade sales	96,831	(462)	-	96,369
Net gains on sales of real estate assets	2,161	-	(493)	1,668
Cost of trade sales	68,027	5,746	-	73,773
Selling, general and administrative expenses	400,845	(5,356)	-	395,489
Equity in earnings of unconsolidated
real estate joint ventures	9,620	-	(1,192)	8,428
Income before income taxes	77,687	1,788	(1,685)	77,790
Provision for income taxes	(30,028)	(643)	650	(30,021)
Net income	47,659	1,145	(1,035)	47,769
Less: Net income attributable to
noncontrolling interests	9,467	21	-	9,488
Net income attributable to shareholders	$38,192	1,124	(1,035)	38,281
Basic earnings per share	$0.39			0.39
Diluted earnings per share	$0.36			0.36

	As of and for the Year Ended December 31, 2017
	As Previously Reported	ASU 2014-09 Adjustments	ASU 2017-05 Adjustments	As Adjusted
Statement of Financial Condition:
Notes receivable, net	$431,801	(4,943)	-	426,858
Investment in unconsolidated
real estate joint ventures	47,275	-	3,959	51,234
Property and equipment, net	112,858	(929)	-	111,929
Other assets	121,824	929	-	122,753
Other liabilities	103,926	-	(462)	103,464
Deferred income	36,311	(19,418)	-	16,893
Deferred income taxes	43,093	3,755	1,120	47,968
Total equity	$653,501	10,720	3,301	667,522

Statement of Operations:
Sales of VOIs	$239,662	2,355	-	242,017
Cost reimbursements	-	52,639	-	52,639
Cost reimbursements	-	52,639	-	52,639
Cost of VOIs sold	17,439	240	-	17,679
Trade sales	142,798	(713)	-	142,085
Net gains on sales of assets	2,442	-	(493)	1,949
Cost of trade sales	97,755	8,163	-	105,918
Selling, general and administrative expenses	538,125	(8,423)	-	529,702
Equity in earnings of unconsolidated
real estate joint ventures	14,483	-	(1,942)	12,541
Income before income taxes	93,374	1,662	(2,435)	92,601
Benefit for income taxes	7,223	954	1,525	9,702
Net income	100,597	2,616	(910)	102,303
Less: Net income attributable to
noncontrolling interests	18,402	(24)	-	18,378
Net income attributable to shareholders	$82,195	2,640	(910)	83,925
Basic earnings per share	$0.83			0.85
Diluted earnings per share	$0.79			0.81

	As of and for the Year Ended December 31, 2016
	As Previously Reported	ASU 2014-09 Adjustments	ASU 2017-05 Adjustments	As Adjusted
Statement of Financial Condition:
Notes receivable, net	$430,480	(4,680)	-	425,800
Investment in unconsolidated
real estate joint ventures	43,491	-	5,901	49,392
Property and equipment, net	95,998	(590)	-	95,408
Other assets	130,333	590	-	130,923
Other liabilities	95,611	-	(956)	94,655
Deferred income	37,015	(17,493)	-	19,522
Deferred income taxes	44,318	4,711	2,645	51,674
Total equity	$495,454	8,102	4,212	507,768

Statement of Operations:
Sales of VOIs	$266,142	7,732	-	273,874
Cost reimbursements	-	49,557	-	49,557
Cost reimbursements	-	49,557	-	49,557
Cost of VOIs sold	27,346	1,483	-	28,829
Trade sales	95,996	(157)	-	95,839
Net gains on sales of assets	6,076	-	(2,274)	3,802
Cost of trade sales	74,341	6,022	-	80,363
Selling, general and administrative expenses	516,757	(4,606)	-	512,151
Equity in earnings of unconsolidated
real estate joint ventures	13,630	-	(1,452)	12,178
Income before income taxes	78,036	4,676	(3,726)	78,986
Provision for income taxes	(36,379)	(1,448)	1,437	(36,390)
Net income	41,657	3,228	(2,289)	42,596
Less: Net income attributable to
noncontrolling interests	13,295	300	(429)	13,166
Net income attributable to shareholders	$28,362	2,928	(1,860)	29,430
Basic earnings per share	$0.33			0.34
Diluted earnings per share	$0.32			0.34

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

ASU No. 2017-09, Compensation – Stock Compensation (Topic 718). This update was issued to provide guidance on determining which changes to the terms and conditions of share-based compensation awards require an entity to apply modification accounting under Topic 718. Under this guidance, an entity must apply modification accounting to changes to terms or conditions of a share-based compensation award unless there is no change in the fair value, vesting or classification of the modified award as compared to the original award. The standard is effective for annual periods beginning after December 15, 2017 and for interim periods within those annual periods. The Company adopted this standard on January 1, 2018. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

ASU No. 2017-01, Business Combinations - Clarifying the Definition of a Business. This update was issued to clarify the determination of whether an entity has acquired or sold a business. The definition of a business affects many areas of accounting, including acquisitions, disposals, goodwill and consolidations, and the standard is intended to assist entities in the determination of whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The standard is expected to result in more acquisitions being accounted for as asset purchases instead of business combinations. The guidance is effective for fiscal years beginning after December 15, 2017. The Company adopted this standard on January 1, 2018 using the prospective transition method. The adoption of this standard resulted in the Company accounting for Bluegreen’s acquisition of the Éilan Hotel & Spa in April 2018 as an asset acquisition, and consequently, all transaction costs were capitalized as part of the assets acquired.

ASU No. 2016-01 –– Financial Instruments – Overall (Topic 825) – Recognition and Measurement of Financial Assets and Financial Liabilities. This update requires all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) to generally be measured at fair value through earnings and eliminates the available-for-sale classification for equity securities with readily determinable fair values and the cost method for equity investments without readily determinable fair values. However, the update allows entities to elect to record equity investments without readily determinable fair values at cost, less impairments. This update also simplifies the impairment assessment for equity investments and requires the use of an exit price when measuring the fair value of financial instruments for disclosure purposes. The amendments in this standard are effective for fiscal years beginning after December 15, 2017. The Company adopted this standard on January 1, 2018 and recognized a cumulative effect adjustment of $0.3 million, net of tax, to accumulated earnings as of January 1, 2018 for equity securities with readily determinable fair values. The standard was adopted prospectively for $2.4 million of equity securities without readily determinable fair values. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

ASU No. 2018-02 –– Income Statement – Reporting Comprehensive Income (Topic 220) – Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This update provides an entity with an option to reclassify to accumulated earnings the stranded tax effects within accumulated other comprehensive income associated with the reduction in the corporate income tax rate from the enactment of the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”). The Company elected to adopt this update as of January 1, 2018 and reclassified the stranded income tax effects from the Tax Reform Act into accumulated earnings as of the adoption date. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

ASU No. 2018-05 –– Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. This update formally amended Topic 740 for the guidance previously provided by SEC Staff Accounting Bulletin No. 118 (“SAB 118”) related to the application of Topic 740 in the reporting period in which the Tax Reform Act was signed into law. The Company adopted SAB 118 in the fourth quarter of 2017, and therefore, the Company’s subsequent adoption of ASU 2018-05 in the first quarter of 2018 had no impact on its accounting for income taxes in the first quarter of 2018. See Note 10 for additional information regarding the Company’s accounting for income taxes and the Tax Reform Act.

Future Adoption of Recently Issued Accounting Pronouncements

The FASB has issued the following accounting pronouncements and guidance relevant to the Company’s operations which have not been adopted as of September 30, 2018:

ASU No. 2016-02 – Leases (Topic 842), as subsequently amended by ASU 2018-01 and ASU 2018-11. This standard will require assets and liabilities to be recognized on the balance sheet of a lessee for the rights and obligations created by leases of assets with terms of more than 12 months. For income statement purposes, the standard retained a dual model which requires leases to be classified as either operating or finance based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. This standard also requires extensive quantitative and qualitative disclosures, including significant judgments made by management, to provide greater insight into the extent of revenue and expense recognized and expected to be recognized from existing leases.

This standard, which will be effective for the Company on January 1, 2019, permits two methods of adoption: a modified retrospective transition method or an optional transition method. The modified retrospective transition method applies the standard’s transition guidance as of the beginning of the earliest comparable period presented in an entity’s financial statements, which results in financial statements for the current periods that are comparable to the financial statements for the prior periods presented. The optional transition method applies the transition guidance on the date of adoption with a cumulative-effect adjustment to the opening balance of retained earnings. Under this transition method, comparable prior periods in an entity’s financial statements in the year of adoption would continue to be reported in accordance with Topic 840, including the disclosures of Topic 840.

The Company expects that the implementation of this new standard will have a material impact on its consolidated financial statements and related disclosures as the Company had aggregate future minimum lease payments of $147.5 million at September 30, 2018 under its current non-cancelable lease agreements with various expiration dates between 2018 and 2030. The Company anticipates the recognition of additional assets and corresponding liabilities related to these leases on its consolidated statement of financial condition.

The Company anticipates adopting the standard on January 1, 2019 under the optional transition method, and accordingly, will not apply the new guidance in comparable prior periods presented in its financial statements in the year of adoption. The Company anticipates electing certain practical expedients available under the transition guidance within the standard, including the package of practical expedients which would allow the Company to not have to reassess under the new standard prior conclusions about lease identification, classification, and initial direct costs. The Company also expects to make accounting policy elections by class of underlying asset to not apply the recognition requirements of this standard to leases with a term of twelve months or less and to not separate non-lease components from lease components. If the election is made to not separate non-lease components from lease components, each separate lease component and the non-lease components associated with that lease component will instead be accounted for as a single lease component for lease classification, recognition, and measurement purposes.

The Company is currently in the process of evaluating its existing lease portfolio, including accumulating all of the necessary information required to properly account for leases under this standard.  Other significant implementation matters include assessing the impact on the Company’s internal control over financial reporting and documenting and implementing new processes for accounting for its lease agreements.

ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This standard introduces an approach of estimating credit losses on certain types of financial instruments based on expected losses and will expand the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating its allowance for credit losses. In addition, the standard will require entities to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination (i.e., by vintage year). This standard will be effective for the Company on January 1, 2020. Early adoption is permitted beginning on January 1, 2019. The Company is currently evaluating the impact that adopting ASU 2016-13 may have on its consolidated financial statements.

ASU No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. This standard modifies the disclosure requirements in Topic 820 related to the valuation techniques and inputs used, uncertainty in measurement, and changes in measurements applied. This standard is effective for the Company in annual periods beginning after December 15, 2019 and for interim periods within those annual periods.  Early adoption is permitted. The Company is currently evaluating the impact that ASU 2018-13 may have on its consolidated financial statement footnote disclosures.

2.    Revenue Recognition

Sales of VOIs -  Revenue is recognized for sales of VOIs after control of the VOI is deemed transferred to the customer, which is when the legal rescission period has expired on a binding executed VOI sales agreement and the collectability of the note receivable from the buyer, if any, is reasonably assured. Transfer of control of the VOI to the buyer is deemed to occur when the legal rescission period expires as the risk and rewards associated with VOI ownership are transferred to the buyer at that time. The Company records Bluegreen’s customer deposits from contracts within the legal rescission period in restricted cash and escrow deposits in the Company’s condensed consolidated statements of financial condition, as such amounts are refundable until the legal rescission period has expired. In cases where construction and development of Bluegreen’s developed resorts has not been substantially completed, Bluegreen defers all of the revenues and associated expenses for the sales of VOIs until construction is substantially complete and the resort may be occupied.

Bluegreen generally offers qualified purchasers financing for up to 90% of the purchase price of VOIs. The typical financing provides for a term of ten years and a fixed interest rate, is fully amortizing in equal installments and may be prepaid without penalty. For sales of VOIs for which Bluegreen provides financing, Bluegreen reduces the transaction price for expected loan losses, which it considers to be variable consideration. To the extent Bluegreen determines that it is probable that a significant reversal of cumulative revenue recognized may occur, it records an estimate of variable consideration as a reduction to the transaction price of the sales of VOIs until the uncertainty associated with the variable consideration is resolved. Bluegreen’s estimates of credit losses are based on the results of its static pool analysis, which relies on historical payment data for similar VOI notes receivable and tracks uncollectibles for each period’s sales over the entire life of the notes. Bluegreen also considers whether historical economic conditions are comparable to then current economic conditions, as well as variations in underwriting standards. Bluegreen reviews its estimate of variable consideration on at least a quarterly basis. VOI sales where no financing was provided do not have any material significant payment terms.

Rental operations, including accommodations provided through the use of Bluegreen’s sampler program, are accounted for as incidental operations whereby incremental carrying costs in excess of incremental revenues are expensed as incurred. During each of the periods presented, Bluegreen’s aggregate rental revenue and sampler revenue was less than the aggregate carrying cost of its VOI inventory. Accordingly, Bluegreen recorded such revenue as a reduction to the carrying cost of VOI inventory, which is included in cost of other fee-based services in the Company’s condensed consolidated statements of operations and comprehensive income for each period.

Fee-based sales commissions -  Fee-based sales commission revenue is recognized when a sales transaction with a VOI purchaser is consummated in accordance with the terms of the fee-based sales agreement with the third-party developer, it is probable that a significant reversal of such revenue will not occur, and the related consumer rescission period has expired.

Other fee-based services and cost reimbursements -  Revenue associated with Bluegreen’s other fee-based services (which are described below) is recognized as follows:

•

Resort and club management revenue and related cost reimbursements are recognized as services are rendered.  These services provided to the resort homeowner associations (“HOAs”) are comprised of day-to-day services to operate the resort, including management services and certain accounting and administrative functions.  Management services provided to the Vacation Club include managing the reservation system and providing owner, billing and collection services. Bluegreen’s management contracts are typically structured as cost-plus, with an initial term of three years and automatic one-year renewals. Bluegreen believes these services to be a series of distinct goods and services to be accounted for as a single performance obligation over time and recognizes revenue as the customer receives the benefits of its services.  Bluegreen allocates variable consideration to the distinct good or service within the series, such that revenue from management fees and cost reimbursements is recognized in each period as the uncertainty with respect to such variable consideration is resolved.

•	Resort title fee revenue is recognized when escrow amounts are released and title documents are completed.
•

Rental revenues are recognized on a daily basis, which is consistent with the period for which the customer benefits from such service. Revenue from the sampler program is typically recognized within a year from sale as guests complete stays at the resorts.

•	Mortgage servicing revenue is recognized over time as services are rendered.

Bluegreen’s cost of other fee-based services consists of the costs associated with the various activities described above, as well as developer subsidies and maintenance fees on its unsold VOIs.

Trade sales – Revenue is recognized on trade sales as follows:

•

Revenue is recognized on wholesale trade sales when control of the products is transferred to customers, which generally occurs when the products are shipped or the customers accept delivery. Wholesale trade sales typically have payment terms between 10 and 90 days. Certain customer trade sale contracts have provisions for right of return, volume rebates, and price concessions. These types of discounts are accounted for as variable consideration, and the Company uses the expected value method with constraints to calculate the estimated reduction in the trade sales revenue. The inputs used in the expected value method include historical experience with the customer, sales forecasts, and outstanding purchase orders.

•	Revenue is recognized on retail trade sales at the point of sale, which occurs when products are sold at the Company’s retail locations.

Sales of real estate inventory - Revenue is generally recognized on sales of real estate inventory to customers when the sales are closed and title passes to the buyer. The Company generally receives payment from the sale of real estate inventory at the date of closing. In addition, certain real estate sales contracts provide for a contingent purchase price which is accounted for as variable consideration. The Company estimates the amount of variable consideration that may be recognized upon the closing of the real estate transaction based on an expected value methodology. The estimate of variable consideration is recognized as revenue to the extent that it is not probable that a significant revenue reversal in the amount of cumulative revenue recognized will occur when the uncertainty associated with the variable consideration is subsequently resolved. The inputs used in the expected value model include current sales prices (net of incentives), historical contingent purchase price receipts, and sales contracts on similar properties.

Interest income -  Bluegreen provides financing for a significant portion of sales of its owned VOIs. Bluegreen recognizes interest income from financing VOI sales on the accrual method as earned based on the outstanding principal balance, interest rate, and terms stated in each individual financing agreement. Bluegreen’s VOI notes receivable are carried at amortized cost, less an allowance for loan losses. In addition, loan origination costs are deferred and recognized over the life of the related notes receivable. Interest income is suspended, and previously accrued but unpaid interest income is reversed, on all delinquent notes receivable when principal or interest payments are more than 90 days contractually past due and is not resumed until such loans are less than 90 days past due. As of September 30, 2018 and December 31, 2017, $17.0 million and $12.9 million, respectively, of Bluegreen’s VOI notes receivable were more than 90 days past due, and accordingly, were not accruing interest income. After 120 days, Bluegreen’s VOI notes receivable are generally written off against the allowance for loan losses.

Interest income from other loans receivable originated by the Company is recognized on accruing loans when management determines that it is probable that all of the principal and interest will be collected in accordance with the loan’s contractual terms.  Interest income is recognized on non-accrual loans on a cash basis. Loans receivable are included in other assets in the Company’s statement of financial condition.

Net gains on sales of real estate assets –  Net gains on sales of real estate assets represents sales of assets to non-customers. Gains (or losses) are recognized from sales to non-customers when the control of the asset has been transferred to the buyer, which generally occurs when title passes to the buyer.

Other revenue – Other revenue  is  primarily comprised of rental income from properties under operating leases. Rental income is recognized as rents become due, and rental payments received in advance are deferred until earned.

Disaggregated revenue – The table below sets forth the Company’s revenue disaggregated by category (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Sales of VOIs	$70,698	62,453	195,412	176,094
Fee-based sales commissions	61,641	69,977	167,581	179,046
Other fee-based services	25,744	23,170	75,257	67,857
Cost reimbursements	16,900	14,097	47,157	40,660
Title fees	3,491	2,373	9,355	10,927
Other customer revenue	1,822	1,843	4,860	4,658
Trade sales - wholesale	17,671	21,388	56,024	65,963
Trade sales - retail	26,132	23,330	70,090	30,406
Sales of real estate inventory	7,478	-	17,138	-
Revenue from customers	231,577	218,631	642,874	575,611
Interest income	21,157	21,035	63,738	63,065
Net (losses) gains on sales of real estate assets	(4)	(18)	4,798	1,668
Other revenue	1,673	1,248	4,282	3,652
Total revenues	$254,403	240,896	715,692	643,996

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

In these securitizations, Bluegreen generally retains a portion of the securities and continues to service the securitized notes receivable. Under these arrangements, the cash payments received from obligors on the receivables sold are generally applied monthly to pay fees to service providers, make interest and principal payments to investors, and fund required reserves, if any, with the remaining balance of such cash retained by Bluegreen; however, to the extent the portfolio of receivables fails to satisfy specified performance criteria (as may occur due to, among other things, an increase in default rates or credit loss severity) or other trigger events occur, the funds received from obligors are required to be distributed on an accelerated basis to investors. Depending on the circumstances and the transaction, the application of the accelerated payment formula may be permanent or temporary until the trigger event is cured. As of September 30, 2018, Bluegreen was in compliance with all material terms under its securitization transactions, and no trigger events had occurred.

In accordance with applicable accounting guidance for the consolidation of VIEs, Bluegreen analyzes its variable interests, which may consist of loans, servicing rights, guarantees, and equity investments, to determine if an entity in which Bluegreen has a variable interest is a VIE. The analysis includes a review of both quantitative and qualitative factors. Bluegreen bases its quantitative analysis on the forecasted cash flows of the entity. Bluegreen bases its qualitative analysis on the structure of the entity, including its decision-making ability and authority with respect to the entity, and relevant financial agreements. Bluegreen also uses qualitative analysis to determine if Bluegreen must consolidate a VIE as the primary beneficiary. In accordance with applicable accounting guidance, Bluegreen has determined these securitization entities to be VIEs of which Bluegreen is primary beneficiary and, therefore, Bluegreen consolidates the entities into its financial statements.

Under the terms of certain VOI note sales, Bluegreen has the right to repurchase or substitute a limited amount of defaulted notes for new notes at the outstanding principal balance plus accrued interest. Bluegreen’s voluntary repurchases and substitutions of defaulted notes during the nine months ended September 30, 2018 and 2017 were $4.4 million and $7.4 million, respectively. Bluegreen’s maximum exposure to loss relating to its non-recourse securitization entities is the difference between the outstanding VOI notes receivable and the notes payable, plus cash reserves and any additional residual interest in future cash flows from collateral.

The table below sets forth information regarding the assets and liabilities of Bluegreen’s consolidated VIEs included in the Company’s condensed consolidated statements of financial condition (in thousands):

	September 30,	December 31,
	2018	2017
Restricted cash	$17,081	19,488
Securitized notes receivable, net	308,221	279,188
Receivable backed notes payable - non-recourse	335,680	336,421

The restricted cash and the securitized notes receivable balances disclosed in the table above are restricted to satisfy obligations of the VIEs.

4.    Notes Receivable

The table below sets forth information regarding Bluegreen’s notes receivable and related allowance for loan losses (in thousands):

	September 30,	December 31,
	2018	2017
Notes receivable:
VOI notes receivable - non-securitized	$167,717	184,971
VOI notes receivable - securitized	399,080	364,349
Notes receivable secured by homesites (1)	986	1,329
Gross notes receivable	567,783	550,649
Allowance for loan losses - non-securitized	(37,341)	(38,497)
Allowance for loan losses - securitized	(90,859)	(85,161)
Allowance for loan losses - homesites (1)	(99)	(133)
Notes receivable, net	$439,484	426,858
Allowance as a % of gross notes receivable	23%	22%

(1)	Notes receivable secured by homesites were originated through a business, substantially all of the assets of which were sold by Bluegreen in 2012.

The weighted-average interest rate on Bluegreen’s notes receivable was 15.1% and 15.3% at September 30, 2018 and December 31, 2017, respectively. Bluegreen’s VOI notes receivable bear interest at fixed rates.

Credit Quality of Notes Receivable and the Allowance for Loan Losses

Bluegreen monitors the credit quality of its receivables on an ongoing basis. Bluegreen holds large amounts of homogeneous VOI notes receivable and assesses uncollectibility based on pools of receivables as there are no significant concentrations of credit risk with any individual counterparty or groups of counterparties. In estimating future credit losses, Bluegreen does not use a single primary indicator of credit quality but instead evaluates its VOI notes receivable based upon a static pool analysis that incorporates the age of the respective receivables, default trends and prepayment rates by origination year, as well as the FICO scores of the borrowers.

The activity in Bluegreen’s allowance for loan losses (including notes receivable secured by homesites) was as follows (in thousands):

	For the Nine Months Ended
	September 30,
	2018	2017
Balance, beginning of period	$123,791	120,270
Provision for loan losses	35,866	32,066
Write-offs of uncollectible receivables	(31,358)	(31,581)
Balance, end of period	$128,299	120,755

The percentage of gross notes receivable outstanding, by FICO score at origination, was as follows:

	September 30,	December 31,
	2018	2017
FICO Score
700+	56.00%	54.00%
600-699	40.00	41.00
<699	3.00	3.00
No score (1)	1.00	2.00
Total	100.00%	100.00%

(1)	VOI notes receivable without a FICO score are primarily related to foreign borrowers.

The table below sets forth information regarding the delinquency status of Bluegreen’s VOI notes receivable (in thousands):

	September 30,	December 31,
	2018	2017
Current	$539,836	525,482
31-60 days	5,462	6,088
61-90 days	4,531	4,897
> 90 days (1)	16,968	12,853
Total	$566,797	549,320

(1)

Includes $11.6 million and $7.6 million as of September 30, 2018 and December 31, 2017, respectively, related to VOI notes receivable that, as of such date, had defaulted, but the related VOI note receivable balance had not yet been charged off in accordance with the provisions of certain of Bluegreen's receivable-backed notes payable transactions. These VOI notes receivable have been reflected in the allowance for loan losses.

5.     Trade Inventory

Trade inventory consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Raw materials	$3,334	3,320
Paper goods and packaging materials	1,052	865
Finished goods	17,320	19,717
Total trade inventory	$21,706	23,902

Trade inventory is measured at the lower of cost or market. Cost includes all costs of conversions, including materials, direct labor, production overhead, depreciation of equipment, and shipping costs. Raw materials are stated at the lower of approximate cost, on a first-in, first-out or average cost basis, and market is determined by reference to replacement cost. Raw materials are not written down unless the goods in which they are incorporated are expected to be sold for less than cost, in which case, they are written down by reference to replacement cost of the raw materials. Finished goods and work in progress are stated at the lower of cost or market determined on a first-in, first-out or average cost basis. Shipping and handling fees billed to customers are recorded as trade sales, and shipping and handling fees paid by the Company are recorded as cost of goods sold.

6.     VOI Inventory

Bluegreen’s VOI inventory consisted of the following (in thousands):

		.19
	September 30,		December 31,
	2018		2017
Completed VOI units	$232,205		194,503
Construction-in-progress	20,965		22,334
Real estate held for future VOI development	72,362		64,454
Total VOI inventory	$325,532		281,291

7.    Real Estate

Real estate consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Real estate held-for-sale:
Land	$18,742	20,528
Rental properties	-	6,181
Residential single-family	1,092	1,119
Other	850	-
Total real estate held-for-sale	20,684	27,828
Real estate held-for-investment:
Land	10,939	13,066
Other	-	839
Total real estate held-for-investment	10,939	13,905
Real estate inventory	20,956	26,803
Total real estate	$52,579	68,536

0

8.     Investments in Unconsolidated Real Estate Joint Ventures

As of September 30, 2018, the Company had equity interests in 18 unconsolidated real estate joint ventures primarily involved in the development of single-family master planned communities and, multifamily apartment and townhome communities.  Investments in unconsolidated real estate joint ventures are accounted for as unconsolidated variable interest entities.  See Note 3 for information regarding the Company’s investments in consolidated variable interest entities.

Investments in unconsolidated real estate joint ventures consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Altis at Kendall Square, LLC	$70	78
Altis at Lakeline - Austin Investors LLC	3,835	4,156
New Urban/BBX Development, LLC	102	2,064
Sunrise and Bayview Partners, LLC	1,438	1,499
Hialeah Communities, LLC	109	473
PGA Design Center Holdings, LLC	736	1,862
CCB Miramar, LLC	1,575	1,225
Centra Falls, LLC	15	159
The Addison on Millenia Investment, LLC	5,220	5,933
BBX/S Millenia Blvd Investments, LLC	151	5,611
Altis at Bonterra - Hialeah, LLC	19,533	19,566
Altis at Shingle Creek Manager, LLC	353	338
Altis at Grand Central Capital, LLC	2,160	1,872
Centra Falls II, LLC	157	551
BBX/Label Chapel Trail Development, LLC	4,694	4,885
Altis Promenade Capital, LLC	997	962
Altis Ludlam - Miami Investor, LLC	415	-
Altis Preserve, LLC	990	-
Investments in unconsolidated real estate joint ventures	$42,550	51,234

During May 2018, the Company invested in a joint venture, Altis Ludlam – Miami Investor, LLC, to acquire land and obtain entitlements for a potential multifamily apartment development project located in Miami, Florida.

During August 2018, the Company invested in a joint venture, Altis Preserve, LLC, to acquire land and obtain entitlements for a potential multifamily apartment development project located in Odessa, Florida.

See Note 10 to the Company’s consolidated financial statements included in the 2017 Annual Report for the Company’s accounting policies for analyzing its investments in real estate joint ventures.

9.     Debt

Notes Payable and Other Borrowings

The table below sets forth information regarding the Company’s notes payable and other borrowings (dollars in thousands):

	September 30, 2018			December 31, 2017
			Carrying			Carrying
			Amount of			Amount of
	Debt	Interest	Pledged	Debt	Interest	Pledged
	Balance	Rate	Assets	Balance	Rate	Assets
Bluegreen:
2013 Notes Payable	$33,750	5.50%	$33,662	$46,500	5.50%	$29,403
Pacific Western Term Loan	-	-	-	2,715	6.72%	9,884
Fifth Third Bank Note	3,895	5.08%	7,937	4,080	4.36%	8,071
NBA Line of Credit	-	-	-	5,089	4.75%	15,260
NBA Éilan Loan	24,258	5.35%	34,539	-	-	-
Fifth Third Syndicated
Line of Credit	55,000	4.99%	87,785	20,000	4.27%	75,662
Fifth Third Syndicated
Term Loan	22,813	5.04%	26,702	23,750	4.32%	23,960
Unamortized debt
issuance costs	(1,882)			(1,940)
Total Bluegreen	$137,834			$100,194

Other:
Community Development
District Obligations	$13,263	4.50-6.00%	$20,956	$21,435	4.50-6.00%	$26,803
TD Bank Term Loan and
Line of Credit	9,422	5.13%	(1)	12,890	4.02%	(1)
Anastasia Seller's Note (2)	1,491	5.00%	(1)	1,471	5.00%	(1)
Iberia $50.0 million
Revolving Line of Credit	30,000	5.10%	(3)	-	-	-
Iberia $5.0 million Revolving
Line of Credit	-	-	-	3,820	4.12%	(1)
Banc of America Leasing
& Capital Equipment Note	620	4.75%	(4)	-	-	-
Unsecured Note	3,400	6.00%	(5)	3,400	6.00%	(5)
Other	1,542	5.41%	1,955	1,544	5.25%	1,993
Unamortized debt
issuance costs	(395)			(640)
Total other	$59,343			$43,920

Total notes payable and
other borrowings	$197,177			$144,114

(1)	The collateral is a blanket lien on the respective company’s assets.
(2)	In October 2018, the balance of the note was paid in full.
(3)	The collateral is membership interests in Woodbridge having a value of not less than $100.0 million.
(4)	The collateral is a security interest in the equipment financed by the underlying note. Additionally, IT’SUGAR is guarantor on the note.
(5)	BBX Capital is guarantor on the note.

See Note 13 to the Company’s consolidated financial statements included in the 2017 Annual Report for additional information regarding the above listed notes payable and other borrowings.

New debt issuances and significant changes related to notes payable and other borrowings during the nine months ended September 30, 2018 are detailed below.

Pacific Western Term Loan.  - Bluegreen had a non-revolving term loan (the “Pacific Western Term Loan”) with Pacific Western Bank secured by unsold inventory and undeveloped land at the Bluegreen Odyssey Dells Resort. During the quarter ended September 30, 2018, Bluegreen repaid in full the then outstanding balance of the Pacific Western Term Loan.

NBA Line of Credit. - Bluegreen/Big Cedar Vacations had a revolving line of credit (the “NBA Line of Credit”) with the National Bank of Arizona (“NBA”) with a borrowing limit of $20.0 million. The NBA Line of Credit provided for a revolving advance period expiring in September 2020 and maturity in March 2025 and was secured by unsold inventory and a building under construction at Bluegreen/Big Cedar Vacations’ The Cliffs at Long Creek Resort. During the quarter ended September 30, 2018, Bluegreen repaid in full the then outstanding balance of the NBA Line of Credit.    In connection with such repayment, availability under the NBA Receivables Facility described below was increased by $20.0 million and there is no further availability under this line.

NBA Éilan Loan – In April 2018, Bluegreen purchased the Éilan Hotel & Spa in San Antonio, Texas for approximately $34.3 million.  In connection with the acquisition, Bluegreen entered into a non-revolving acquisition loan (the “NBA Éilan Loan”) with NBA. The NBA Éilan Loan provides for advances of up to $27.5 million, $24.3 million of which was used to fund the acquisition of the resort and up to an additional $3.2 million which may be drawn upon to fund certain future improvement costs over a 12-month advance period. Principal payments will be effected through release payments from sales of VOIs at the Éilan Hotel & Spa that serve as collateral for the NBA Éilan Loan, subject to a minimum amortization schedule, with the remaining balance due at maturity in April 2023. Borrowings under the NBA Éilan Loan bear interest at an annual rate equal to one-month LIBOR plus 3.25%, subject to a floor of 4.75%. As of September 30, 2018, there was $24.3 million outstanding on the NBA Éilan Loan.

Toronto-Dominion Commercial Bank (“TD Bank”) Term Loan and Line of Credit - Renin has maintained a credit facility with TD Bank. Under the terms and conditions of the credit facility, TD Bank provides term loans for up to $1.7 million and loans under a revolving credit facility for up to approximately $16.3 million based on available collateral as defined in the facility and subject to Renin’s compliance with the terms and conditions of the facility, including certain specific financial covenants. In September 2018, the maturity date of the revolving credit portion of the facility was amended to extend the maturity date to September 2019. The maturity dates of the term loans under the facility remain unchanged and are scheduled to mature between 2020 and 2022.

Iberia $50.0 million Revolving Line of Credit - In March 2018, BBX Capital, BBX Sweet Holdings, Food for Thought Restaurant Group-Florida, LLC, the former BBX Capital Corporation, (“BCC”), and Woodbridge, entered into a Loan and Security Agreement and related agreements with IberiaBank (“Iberia”), as administrative agent and lender, and City National Bank of Florida, as lender, which provide for a $50.0 million revolving line of credit. Amounts borrowed under the facility accrue interest at a floating rate of 30-day LIBOR plus a margin of 3.0% to 3.75% or the Prime Rate plus a margin of 1.50% to 2.25%. The applicable margin is based on BBX Capital’s debt to EBITDA ratio. Payments of interest only are payable monthly. The facility matures, and all outstanding principal and interest will be payable, on March 6, 2020, with twelve-month renewal options at BBX Capital’s request, subject to satisfaction of certain conditions. The facility is secured by a pledge of a percentage of BBX Capital’s membership interests in Woodbridge having a value of not less than $100.0 million. Borrowings under the facility may be used for business acquisitions, real estate investments, stock repurchases, letters of credit and general corporate purposes.

Under the terms and conditions of the Loan and Security Agreement, BBX Capital is required to comply with certain financial covenants, including maintaining minimum unencumbered liquidity and complying with financial ratios related to fixed charge coverage and debt to EBITDA. The Loan and Security Agreement also contains customary affirmative and negative covenants, including those that, among other things, limit the ability of BBX Capital and the other borrowers to incur additional indebtedness and to make certain loans and investments. As of September 30, 2018, there was $30.0 million outstanding on the line of credit.

Iberia $5.0 million Revolving Line of Credit – BBX Sweet Holdings had a revolving line of credit with Iberia that was secured by the assets of BBX Sweet Holdings and its subsidiaries and guaranteed by the Company. During the quarter ended September 30, 2018, the Company repaid in full the then outstanding balance of the line of credit.

Banc of America Leasing & Capital Equipment Note – In September 2018, IT’SUGAR entered into a Master Loan and Security Agreement with Banc of America Leasing & Capital, LLC which sets forth the terms and conditions pursuant to which IT’SUGAR may borrow funds to purchase equipment under one or more equipment security notes. The Agreement contains customary representations and covenants, including the submission of quarterly and annual financial statements to the lender.  Each equipment note constitutes a separate, distinct and independent financing of equipment and is secured by a security interest in the purchased equipment and is an unconditional contractual obligation of IT’SUGAR. As of September 30, 2018, there was one equipment note outstanding with a balance of $0.6 million. The equipment note bears interest at a fixed rate of 4.75% per annum and is payable in 36 consecutive monthly principal and interest installments of $18,516 with a maturity date of September 2021. The equipment note is subject to a prepayment charge equal to one percent of the amount prepaid multiplied by the number of years or fraction thereof for the then remaining equipment note term.

Bank of America Revolving Line of Credit - In August 2018, IT’SUGAR entered into a revolving credit facility with Bank of America. Under the terms and conditions of the credit facility, Bank of America has agreed to provide a revolving line of credit to IT’SUGAR for up to $4.0 million based on available collateral as defined by the credit facility and subject to IT’SUGAR’s compliance with the terms and conditions of the credit facility including certain specific financial covenants.  The revolving credit facility is available through August 2021 and amounts outstanding bear interest at a LIBOR daily floating rate plus 1.50% or a monthly LIBOR rate subject to the terms and conditions of the credit facility.  Payments of interest only will be payable monthly. There were no borrowings outstanding under the credit facility as of September 30, 2018.

Under the terms and conditions of this revolving line of credit, IT’SUGAR is required to comply with certain financial covenants, including quarterly and annual debt service coverage ratios. The facility also contains various covenants, including those that, among other things, limit the ability of IT’SUGAR to incur liens, make certain investments, or engage in certain asset acquisitions or dispositions.

Receivable-Backed Notes Payable

The table below sets forth information regarding Bluegreen’s receivable-backed notes payable facilities (dollars in thousands):

	September 30, 2018			December 31, 2017
			Principal			Principal
			Balance of			Balance of
			Pledged/			Pledged/
	Debt	Interest	Secured	Debt	Interest	Secured
	Balance	Rate	Receivables	Balance	Rate	Receivables
Receivable-backed notes
payable - recourse:
Liberty Bank Facility	$40,392	5.00%	$48,589	$24,990	5.00%	$30,472
NBA Receivables Facility	40,297	4.83%	53,695	44,414	4.10%	53,730
Pacific Western Facility	17,081	5.84%	21,586	15,293	6.00%	19,516
Total	$97,770		$123,870	$84,697		$103,718

Receivable-backed notes
payable - non-recourse:
KeyBank/DZ Purchase Facility	$49,733	5.01%	$62,164	$16,144	4.31%	$19,866
Quorum Purchase Facility	39,739	4.75-5.50%	44,907	16,771	4.75-6.90%	18,659
2012 Term Securitization	16,978	2.94%	19,593	23,227	2.94%	25,986
2013 Term Securitization	29,814	3.20%	32,288	37,163	3.20%	39,510
2015 Term Securitization	47,624	3.02%	51,430	58,498	3.02%	61,705
2016 Term Securitization	68,155	3.35%	76,206	83,142	3.35%	91,348
2017 Term Securitization	88,632	3.12%	100,847	107,624	3.12%	119,582
Unamortized debt issuance costs	(4,995)		-	(6,148)		-
Total	$335,680		$387,435	$336,421		$376,656

Total receivable-backed debt	$433,450		$511,305	$421,118		$480,374

See Note 13 to the Company’s consolidated financial statements included in the 2017 Annual Report for additional information regarding the above listed receivable-backed notes payable facilities.

New debt issuances and significant changes related to receivable-backed notes payable during the nine months ended September 30, 2018 are detailed below.

Liberty Bank Facility - Bluegreen has maintained a revolving VOI notes receivable hypothecation facility (the “Liberty Bank Facility”) with Liberty Bank which provides for advances on eligible receivables pledged under the Liberty Bank Facility, subject to specified terms and conditions, during a revolving credit period.  On March 12, 2018, the Liberty Bank Facility was amended and restated to extend the revolving credit period from March 2018 to March 2020, extend the maturity date from November 2020 until March 2023, and amend the interest rate on borrowings as described below.  Subject to its terms and conditions, the Liberty Bank Facility provides for advances of (i) 85% of the unpaid principal balance of Qualified Timeshare Loans assigned to agent, and (ii) 60% of the unpaid principal balance of Non-Conforming Timeshare Loans assigned to agent, during the revolving credit period of the facility.  Maximum permitted outstanding borrowings under the Liberty Bank Facility are $50.0 million, subject to the terms of the facility. Through March 31, 2018, borrowings under the Liberty Bank Facility bore interest at the Wall Street Journal (“WSJ”) Prime Rate plus 0.50% per annum, subject to a 4.00% floor. Pursuant to the March 2018 amendment to the Liberty Bank Facility, effective April 1, 2018, all borrowings outstanding under the facility bear interest at an annual rate equal to the WSJ Prime Rate, subject to a 4.00% floor. Principal repayments and interest on borrowings under the Liberty Bank Facility are paid as cash is collected on the pledged receivables, with the remaining balance being due by maturity, subject to the terms of the facility.

NBA Receivables Facility - Bluegreen/Big Cedar Vacations has a revolving VOI hypothecation facility (the “NBA Receivables Facility”) with NBA. The NBA Receivables Facility provides for advances at a rate of 85% on eligible receivables pledged under the facility, subject to eligible collateral and specified terms and conditions, during a revolving credit period expiring in September 2020 and allows for maximum borrowings of up to $70.0 million (inclusive of the $20.0 million increase in availability described above). The maturity date for the facility is March 2025. The interest rate applicable to future borrowings under the NBA Receivables Facility is equal to the 30-day LIBOR plus 2.75% (with an interest rate floor of 3.50%). All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility, with the remaining balance being due by maturity, subject to the terms of the facility.

Pacific Western Facility – Bluegreen has a revolving VOI notes receivable hypothecation facility (the “Pacific Western Facility”) with Pacific Western Bank, which provides for advances on eligible VOI notes receivable pledged under the facility, subject to specified terms and conditions, during a revolving credit period. Maximum outstanding borrowings under the Pacific Western Facility are $40.0 million, subject to eligible collateral and customary terms and conditions. On August 15, 2018, the Pacific Western Facility was amended to extend the revolving advance period from September 2018 to September 2021, extend the maturity date from September 2021 until September 2024 (in each case, subject to an additional 12-month extension at the option of Pacific Western Bank) and amend the interest rate on borrowings as described below. Eligible “A” VOI notes receivable that meet certain eligibility and FICO score requirements, which Bluegreen believes are typically consistent with loans originated under its current credit underwriting standards, are subject to an 85% advance rate. The Pacific Western Facility also allows for certain eligible “B” VOI notes receivable (which have less stringent FICO score requirements) to be funded at a 53% advance rate. Through September 21, 2018, borrowings under the Pacific Western Facility bore interest at the then prevailing interest rates under the facility, which ranged from 30-day LIBOR plus 3.50% to 4.50%.  Pursuant to the amendment to the Pacific Western Facility, effective September 21, 2018, all borrowings outstanding under the facility bear interest at an annual rate equal to 30-day LIBOR plus 3.00%; provided, however, that a portion of the borrowings, to the extent such borrowings are in excess of established debt minimums, will bear interest at 30-day LIBOR plus 2.75%. Principal repayments and interest on borrowings under the Pacific Western Facility are paid as cash is collected on the pledged VOI notes receivable, subject to future required decreases in the advance rates after the end of the revolving advance period, with the remaining balance being due by maturity, subject to the terms of the facility.

Quorum Purchase Facility - Bluegreen and Bluegreen/Big Cedar Vacations have a VOI notes receivable purchase facility (the “Quorum Purchase Facility”) with Quorum Federal Credit Union (“Quorum”), pursuant to which Quorum has agreed to purchase eligible VOI notes receivable in an amount of up to an aggregate $50.0 million purchase price, subject to certain conditions precedent and other terms of the facility. On April 6, 2018, the Quorum Purchase Facility was amended to extend the revolving purchase period from June 30, 2018 to June 30, 2020, and provided for a fixed interest rate of 4.95% per annum on advances made through September 30, 2018.  The interest rate on advances made after September 30, 2018 will be set at the time of funding based on rates mutually agreed upon by all parties.  The amendment also reduced the loan purchase fee applicable to advances from 0.50% to 0.25% and extended the maturity of the Quorum Purchase Facility from December 2030 to December 2032.  Of the amounts outstanding under the Quorum Purchase Facility at September 30, 2018, $5.0 million accrues interest at a rate per annum of 4.75%,  $29.9 million accrues interest at a rate per annum of 4.95%,  $2.7 million accrues interest at a rate per annum of 5.0%, and $2.1 million accrues interest at a rate per annum of 5.5%. The Quorum Purchase Facility provides for an 85% advance rate on eligible receivables sold under the facility; however, Quorum can modify this advance rate on future purchases subject to the terms and conditions of the Quorum Purchase Facility. Eligibility requirements for VOI notes receivable sold include, among others, that the obligors under the VOI notes receivable sold be members of Quorum at the time of the note sale. Subject to the performance of the collateral, Bluegreen or Bluegreen/Big Cedar Vacations, as applicable, will receive any excess cash flows generated by the VOI notes receivable transferred to Quorum under the facility (excess meaning after payment of customary fees, interest and principal under the facility) on a pro-rata basis as borrowers make payments on their VOI notes receivable. While ownership of the VOI notes receivable included in the Quorum Purchase Facility is transferred and sold for legal purposes, the transfer of these VOI notes receivable is accounted for as a secured borrowing for financial reporting purposes. The facility is nonrecourse.

Junior Subordinated Debentures

The table below sets forth information regarding the Company’s junior subordinated debentures (dollars in thousands):

	September 30,		December 31,
	2018		2017
		Effective		Effective
	Carrying	Interest	Carrying	Interest	Maturity
	Amounts	Rates (1)	Amounts	Rates (1)	Years (2)
Woodbridge - Levitt Capital Trusts I - IV	$66,302	6.14 - 6.20%	$66,302	5.14 - 5.19%	2035 - 2036
Bluegreen Statutory Trusts I - VI	110,827	7.14 - 7.24%	110,827	6.18 - 6.59%	2035 - 2037
Unamortized debt issuance costs	(1,218)		(1,272)
Unamortized purchase discount	(39,680)		(40,443)
Total junior subordinated debentures	$136,231		$135,414

(1)	Junior subordinated debentures bear interest at 3-month LIBOR plus a spread ranging from 3.80% to 4.90%.
(2)	All of the junior subordinated debentures were eligible for redemption by Woodbridge and Bluegreen, as applicable, as of September 30, 2018 and December 31, 2017.

Woodbridge and Bluegreen have each formed statutory business trusts (collectively, the “Trusts”), each of which issued trust preferred securities and invested the proceeds thereof in junior subordinated debentures of Woodbridge and Bluegreen, respectively. The Trusts are VIEs in which Woodbridge and Bluegreen, as applicable, are not the primary beneficiaries. Accordingly, the Company and its subsidiaries do not consolidate the operations of these Trusts; instead, the beneficial interests in the Trusts are accounted for under the equity method of accounting. Included in other assets as of September 30, 2018 and December 31, 2017 was $5.9 million of equity in the Trusts. Interest on the junior subordinated debentures and distributions on the trust preferred securities are payable quarterly in arrears at the same interest rate.

During January 2017, Woodbridge purchased approximately $11.1 million of Levitt Capital Trust II (“LCTII”) trust preferred securities for $6.7 million and purchased approximately $7.7 million of Levitt Capital Trust III (“LCTIII”) trust preferred securities for $4.7 million, and in February 2017, Woodbridge delivered the purchased securities to the respective trusts in exchange for the cancellation of $11.1 million of Woodbridge’s junior subordinated debentures held by LCTII and $7.7 million of Woodbridge’s junior subordinated debentures held by LCTIII. As a result, in February 2017, Woodbridge recognized a $6.9 million gain associated with the cancellation of the notes, which is included in “Net gains on cancellation of junior subordinated debentures” in the Company’s condensed consolidated statement of operations for the nine months ended September 30, 2017.

See Note 13 to the Company’s consolidated financial statements included in the 2017 Annual Report for additional information regarding the Company’s junior subordinated debentures.

As of September 30, 2018, BBX Capital and its subsidiaries were in compliance with all financial debt covenants under its debt instruments. As of September 30, 2018, Bluegreen had availability of approximately $122.8 million under its receivable-backed purchase and credit facilities, inventory lines of credit and corporate credit line, subject to eligible collateral and the terms of the facilities, as applicable. As of September 30, 2018, BBX Capital and its other subsidiaries had availability of approximately $27.9 million under revolving lines of credit, subject to eligible collateral and the terms of the facilities, as applicable.

10.    Income Taxes

BBX Capital and its subsidiaries file a consolidated federal income tax return and income tax returns in various state and foreign jurisdictions.

On December 22, 2017, the Tax Reform Act was signed into law. In addition to changes or limitations to certain tax deductions, including limitations on the deductibility of interest payable to related and unrelated lenders and further limiting deductible executive compensation, the Tax Reform Act permanently lowers the federal corporate tax rate to 21% from the previous maximum rate of 35%, effective for tax years commencing January 1, 2018. As a result of the Tax Reform Act, SAB 118 and ASU 2018-05 were issued to address the application of ASC 740 in situations in which an entity does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. Under this guidance, an entity may record provisional amounts for the impact of the Tax Reform Act which may be revised during a one year “measurement period.” In accordance with this guidance, the Company remeasured its net deferred tax liabilities in the fourth quarter of 2017 due to the reduction of the corporate tax rate to 21% and recorded a provisional tax benefit of $45.3 million in its statement of operations for the year ended December 31, 2017. During the nine months ended September 30, 2018, the Company reduced the provisional tax benefit recognized for the year ended December 31, 2017 by $2.8 million as a result of its analysis of the impact of the Tax Reform Act on the deductibility of certain compensation to covered employees. The Company continues to analyze the impact of the Tax Reform Act, which may differ, possibly materially, from the provisional amounts recorded by the Company due to, among other things, additional analysis, changes in interpretations and assumptions made by the Company, and additional regulatory guidance that may be issued. Therefore, the Company may recognize additional revisions during the one year measurement period in accordance with the guidance in SAB 118 and ASU 2018-05 and expects to complete its analysis prior to the end of 2018.

The Company’s effective income tax rate was approximately 36% during the nine months ended September 30, 2018, excluding the discrete income tax expense of $2.8 million related to the provisional adjustment described above, as compared to 44% during the nine months ended September 30, 2017. The Company’s effective income tax rate for the nine months ended September 30, 2018, excluding the impact of the provisional adjustment described above, was favorably impacted by the reduction in the federal corporate tax rate from 35% to 21% commencing on January 1, 2018, partially offset by limitations in the deductibility of compensation to covered employees.

Effective income tax rates for interim periods are based upon the Company’s current estimated annual rate, which varies based upon the Company’s estimate of taxable earnings and the mix of taxable earnings in the various states in which the Company operates. The Company’s effective tax rate was applied to income before income taxes reduced by net income attributable to noncontrolling interests in joint ventures taxed as partnerships.

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

Reserves are accrued for matters in which management believes it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. Management does not believe that the aggregate liability relating to known contingencies in excess of the aggregate amounts accrued will have a material impact on the Company’s results of operations or financial condition. However, litigation is inherently uncertain, and the actual costs of resolving legal claims, including awards of damages, may be substantially higher than the amounts accrued for these claims and may have a material adverse impact on the Company’s results of operations or financial condition.

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

In connection with the Eleventh Circuit Court of Appeals’ reversal of certain judgments in the first trial, which became final on January 31, 2017, and the resolution of the matter in favor of BCC and Mr. Levan in the second trial, BBX Capital received legal fees and costs reimbursements from its insurance carrier for the nine months ended September 30, 2017 of approximately $7.1 million as well as the release of a $4.6 million penalty assessed against BCC in the first trial. The legal fees and costs reimbursements and the release of the penalty are reflected in the Company’s condensed consolidated statement of operations in “Reimbursements of litigation costs and penalty” for the nine months ended September 30, 2017.

In Re BCC Merger Shareholder Litigation

On August 10, 2016, Shiva Stein filed a lawsuit against the Company, BBX Merger Sub, LLC, BCC, and the members of BCC’s board of directors, which seeks to establish a class of BCC’s shareholders and challenges the Merger.  The plaintiff asserts that the Merger consideration undervalues BCC and is unfair to BCC’s public shareholders, that the sales process was unfair and that BCC’s directors breached their fiduciary duties of care, loyalty and candor owed to the public shareholders of BCC because, among other reasons, they failed to take steps to maximize the value of BCC to its public shareholders and instead diverted consideration to themselves. The lawsuit also alleges that BBX Capital, as the controlling shareholder of BCC, breached its fiduciary duties of care, loyalty and candor owed to the public shareholders of BCC by utilizing confidential, non-public information to formulate the Merger consideration and not acting in the best interests of BCC’s public shareholders. In addition, the lawsuit includes a cause of action against BCC, the Company, and Merger Sub for aiding and abetting the alleged breaches of fiduciary duties. The lawsuit requested that the court grant an injunction blocking the proposed Merger or, if the proposed Merger is completed, rescind the transaction or award damages as determined by the court.  On September 15, 2016, Defendants filed a Motion to Dismiss the amended complaint. On November 21, 2016, the Court issued an order granting the Motion to Dismiss with prejudice. Plaintiff appealed the Court’s order dismissing the amended complaint to the Fourth District Court of Appeals, and on March 21, 2018, the Fourth District Court of Appeals issued an opinion affirming the dismissal of the action. The time period for plaintiff to appeal the Fourth District Court of Appeals ruling has lapsed.

The following is a description of certain ongoing litigation matters:

Bluegreen Litigation

On August 24, 2016, Whitney Paxton and Jeff Reeser filed a lawsuit against Bluegreen Vacations Unlimited, Inc. (“BVU”), a wholly-owned subsidiary of Bluegreen, and certain of its employees, seeking to establish a class action of former and current employees of BVU and alleging violations of plaintiffs’ rights under the Fair Labor Standards Act of 1938 (the “FLSA”) and breach of contract. The lawsuit also claims that the defendants terminated plaintiff Whitney Paxton as retaliation for her complaints about alleged violations of the FLSA. The lawsuit seeks damages in the amount of the unpaid compensation owed to the plaintiffs. During July 2017, a magistrate judge entered a report and recommendation that the plaintiffs’ motion to conditionally certify collective action and facilitate notice to potential class members be granted with respect to certain employees and denied as to others. During September 2017, the judge accepted the recommendation and granted preliminary approval of class certification. Based on that conditional class certification, all potential class members were provided Consent Forms to opt-in to the lawsuit, which opt-in period has since expired, and a set number of opt-ins has been determined (approximately 80). Class-wide discovery was subsequently served and plaintiffs filed a Motion for Protective Order which is pending. Bluegreen intends to seek to compel 59 of the currently named opt-in plaintiffs to submit their respective claims to arbitration on an individual basis. Bluegreen believes that the lawsuit is without merit and intends to vigorously defend the action.

On September 22, 2017, Stephen Potje, Tamela Potje, Sharon Davis, Beafus Davis, Matthew Baldwin, Tammy Baldwin, Arnor Lee, Angela Lee, Gretchen Brown, Paul Brown, Jeremy Estrada, Emily Estrada, Michael Oliver, Carrie Oliver, Russell Walters, Elaine Walters, and Mike Ericson, individually and on behalf of all other similarly situated, filed a purported class action lawsuit against Bluegreen which asserted claims for alleged violations of the Florida Deceptive and Unfair Trade Practices Act and the Florida False Advertising Law. In the complaint, the plaintiffs alleged the making of false representations in connection with Bluegreen’s sales of VOIs, including representations regarding the ability to use points for stays or other experiences with other vacation providers, the ability to cancel VOI purchases and receive a refund of the purchase price and the ability to roll over unused points and that annual maintenance fees would not increase. The complaint sought to establish a class of consumers who, since the beginning of the applicable statute of limitations, purchased VOIs from Bluegreen, had their annual maintenance fees relating to Bluegreen VOIs increased, or were unable to roll over their unused points to the next calendar year. The plaintiffs sought damages in the amount alleged to have been improperly obtained by Bluegreen, as well as any statutory enhanced damages, attorneys’ fees and costs, and equitable and injunctive relief. On November 20, 2017, Bluegreen moved to dismiss the complaint and, in response, the plaintiffs filed an amended complaint dropping the claims relating to the Florida Deceptive and Unfair Trade Practices Act and adding claims for fraud in the inducement and violation of the Florida Vacation Plan and Timesharing Act. On March 20, 2018, the plaintiffs withdrew their motion for class action certification and on March 23, 2018, the court ordered dismissal of the suit. On April 24, 2018, the plaintiffs filed a new lawsuit against BVU, for substantially the same claims, but only on behalf of the 18 named individuals and not as a class action. Bluegreen believes that the lawsuit is without merit and intends to vigorously defend the action.

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

On May 3, 2018, Katja Anderson and George Galloway, individually and on behalf of all other persons similarly situated, filed a lawsuit against Bluegreen which asserted violations of the Telephone Consumer Practices Act. The plaintiffs claimed that they received multiple telemarketing calls in the spring of 2015 despite their requests not to be called. Plaintiffs sought certification of a class of individuals in the United States who received more than one telephone call made by Bluegreen or on its behalf within a 12-month period; to a telephone number that was registered with the National Do Not Call Registry for at least 30 days. Plaintiffs sought money damages, attorneys’ fees and a court order requiring Bluegreen to cease all unsolicited telephone calling activities. Bluegreen moved to dismiss the lawsuit and, on August 13, 2018, this case was dismissed without prejudice.

On June 28, 2018, Melissa S. Landon, Edward P. Landon, Shane Auxier and Mu Hpare, individually and on behalf of all others similarly situated, filed a purported class action lawsuit against Bluegreen and BVU asserting claims for alleged violations of the Wisconsin Timeshare Act, Wisconsin law prohibiting illegal referral selling, and Wisconsin law prohibiting illegal attorney’s fee provisions. Plaintiffs allegations include that Bluegreen failed to disclose the identity of the seller of real property at the beginning of its initial contact with the purchaser; that Bluegreen misrepresented who the seller of the real property was; that Bluegreen misrepresented the buyer’s right to cancel; that Bluegreen included an illegal attorney’s fee provision in the sales document(s); that Bluegreen offered an illegal “today only” incentive to purchase; and that Bluegreen utilizes an illegal referral selling program to induce the sale of VOIs. Plaintiffs seek certification of a class consisting of all persons who, in Wisconsin, purchased from Bluegreen one or more VOIs within six years prior to the filing of this lawsuit. Plaintiffs seek statutory damages, attorneys’ fees and injunctive relief.  Bluegreen believes the lawsuit is without merit and intend to vigorously defend the action.

Commencing in 2015, it came to Bluegreen’s attention that its collection efforts with respect to its VOI notes receivable were being impacted by a then emerging industry-wide trend involving the receipt of “cease and desist” letters from attorneys and timeshare exit companies purporting to represent certain VOI owners. Following receipt of these letters, Bluegreen is unable to contact the owners unless allowed by law.  Bluegreen believes these attorneys and timeshare exit companies have encouraged such owners to become delinquent and ultimately default on their obligations and that such actions and Bluegreen’s inability to contact the owners are a primary contributor to the increase in its annual default rates.  Bluegreen’s average annual default rates have increased from 6.9% in 2015 to 8.4% in 2018.  Bluegreen also estimates that approximately 16.8% of the total delinquencies on its VOI notes receivable as of September 30, 2018 related to VOI notes receivable subject to these letters. Bluegreen has in a number of cases pursued, and may in the future pursue, legal action against the VOI owners.

The following is a description of certain commitments, contingencies, and guarantees:

In lieu of paying maintenance fees for unsold VOI inventory, Bluegreen provides subsidies to certain HOAs to provide funds to operate and maintain vacation ownership properties in excess of assessments collected from owners of the VOIs. During the nine months ended September 30, 2018 and 2017, Bluegreen made payments related to such subsidies of $2.2 million and $1.7 million, respectively. As of September 30, 2018, Bluegreen was providing subsidies to ten HOAs and had $6.2 million accrued for such subsidies, which is included in other liabilities in the Company’s condensed consolidated statement of financial condition. As of December 31, 2017, Bluegreen had no accrued liabilities for such subsidies.

In August 2016, BBX Capital entered into a severance arrangement with a former executive pursuant to which the executive is entitled to receive $3.7 million in cash payments over a three-year period ending in August 2019. As of September 30, 2018, the Company had a $0.9 million liability remaining under this arrangement,  which is included in other liabilities in the Company’s condensed consolidated statement of financial condition.

In September 2017, Bluegreen entered into an agreement with a former executive in connection with his retirement. Pursuant to the terms of the agreement, Bluegreen agreed to make payments totaling approximately $2.9 million through March 2019. As of September 30, 2018, $1.2 million remained payable under this arrangement. Also, during the second half of 2017, Bluegreen commenced an initiative designed to streamline its operations in certain areas to facilitate future growth. Such initiative resulted in $5.8 million of severance accrued as of December 31, 2017 and $0.4 million accrued as of September 30, 2018. Such outstanding amounts are included in other liabilities in the Company’s condensed consolidated statements of financial condition.

In March 2018, Bluegreen’s compensation committee approved in principle the material terms of an Executive Leadership Incentive Plan (the “ELIP”), which provides for the grant of cash-settled performance units (“Performance Units”) and cash-settled stock appreciation rights (“SARs”) to participants in the ELIP.  It is contemplated that each participant will be granted award opportunities representing a percentage of his or her base salary (the “Target LTI”).  In the case of certain of Bluegreen’s executive officers, the award will be divided 30% to SARs and 70% to Performance Units.  For other participants, including certain Bluegreen senior vice presidents, certain vice presidents and certain other employees, the award will be 100% in Performance Units. Performance Units will represent the right of the recipient to receive a cash payment based on the achievement of levels of EBITDA and return on invested capital (“ROIC”) during a two-year period.  SARs granted under the ELIP, upon exercise after vesting, will entitle the holder to a cash payment in an amount equal to the excess of the market price of Bluegreen’s common stock on the date of exercise over the exercise price of the SAR. The SARs will vest in equal annual installments on the first, second and third anniversary of the date of grant and have a five-year term. In March 2018, Bluegreen’s compensation committee approved grants of 639,643 SARs at an exercise price of $19.72 per share to certain of Bluegreen’s officers, as well as Performance Units to receive up to approximately $7.4 million in 2020, depending on actual results from the two years ending December 31, 2019. As of September 30, 2018, Bluegreen had $3.7 million accrued for the ELIP, which is included in other liabilities in the Company’s condensed consolidated statement of financial condition.

Bluegreen has an exclusive marketing agreement with Bass Pro, a nationally-recognized retailer of fishing, marine, hunting, camping and sports gear, that provides Bluegreen with the right to market and sell vacation packages at kiosks in each of Bass Pro’s retail locations and through certain other means. As of September 30, 2018, Bluegreen was selling vacation packages in 69 of Bass Pro’s stores. Bluegreen compensates Bass Pro based on VOI sales generated through the program. No compensation is paid to Bass Pro under the agreement on sales made at Bluegreen/Big Cedar Vacations’ resorts. During the nine months ended September 30, 2018 and 2017, VOI sales to prospects and leads generated by the agreement with Bass Pro accounted for approximately 14% and 15%, respectively, of Bluegreen’s VOI sales volume. On October 9, 2017, Bass Pro advised Bluegreen that it believed the amounts paid to it as VOI sales commissions should not have been adjusted for certain purchaser defaults. Bluegreen previously had informed Bass Pro that the aggregate amount of such adjustments for defaults charged back to Bass Pro between January 2008 and June 2017 totaled approximately $4.8 million. While Bluegreen believed and continues to believe that these adjustments were appropriate and consistent with both the terms and the intent of the agreements with Bass Pro, in October 2017, in order to demonstrate its good faith, Bluegreen paid the amount at issue to Bass Pro pending future resolution of the matter. Bluegreen has continued to make payments to Bass Pro as it believes appropriate and consistent with the agreements, which continue to be adjusted for defaults, and Bass Pro has accepted these payments as historically calculated. Subsequently and again more recently, Bass Pro has raised issues regarding adjustments for defaults and requested additional information regarding the calculation of commissions payable to Bass Pro and other amounts payable under the agreements, including reimbursements paid to Bluegreen, as well as regarding the operations at Bluegreen/Big Cedar Vacations. Bluegreen does not believe that the issues raised by Bass Pro have impacted current operations under the marketing agreement or relative to Bluegreen/Big Cedar Vacations. Bluegreen has formally responded to Bass Pro with its view on these matters and intends to provide Bass Pro with all appropriately requested information. Bluegreen’s agreements with Bass Pro provide that in the event of any dispute the CEOs of the companies will meet to work toward a resolution of the issues or disagreements between the parties. Accordingly, it is anticipated that such process will be followed in good faith and that the parties will appropriately resolve any issues. While Bluegreen does not believe that any material additional amounts are due to Bass Pro as a result of these matters, the Company’s future results may be impacted by any change in the calculations utilized in connection with payments or reimbursements required under the agreements or if Bluegreen is unable to resolve the issue.

The Company guarantees certain obligations of its wholly-owned subsidiaries and unconsolidated real estate joint ventures as follows:

•

BBX Capital is a guarantor of 50% of the outstanding balance of a third party loan to the Sunrise and Bayview Partners, LLC real estate joint venture, which had an outstanding balance of $5.0 million as of September 30, 2018.

•

BBX Capital is a guarantor of a $1.5 million note payable of Anastasia, a wholly-owned subsidiary of BBX Sweet Holdings, owed to the former owner of Anastasia. The note payable is collateralized by the common stock of Anastasia. In October 2018, the note was paid in full.

•

BBX Capital and BBX Sweet Holdings are guarantors of a $1.5 million note payable of Hoffman’s Chocolates, a wholly-owned subsidiary of BBX Sweet Holdings, owed to Centennial Bank.  The note payable is collateralized by property and equipment with a carrying amount of approximately $2.0 million.

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

•

The Company’s wholly-owned subsidiary, Food for Thought Restaurant Group, LLC, enters into lease agreements for MOD Super-Fast Pizza (“MOD Pizza”) restaurant locations. As of September 30, 2018, the Company is a guarantor on five of the lease agreements with estimated future minimum rental payments of $4.8 million.

•

BBX Capital and BBX Sweet Holdings are guarantors on the lease of a manufacturing facility in Utah.  The Company exited the manufacturing facility during 2018 and recognized a lease liability of $1.0 million on the cease-use date.

12.    Common Stock and Redeemable 5% Cumulative Preferred Stock

Cash Tender Offer

In April 2018, BBX Capital completed a cash tender offer pursuant to which it purchased and retired 6,486,486 shares of its Class A Common Stock at a purchase price of $9.25 per share for an aggregate purchase price of approximately $60.1 million, inclusive of acquisition costs. As of April 19, 2018, the shares purchased in the tender offer represented approximately 7.6% of the total number of outstanding shares of BBX Capital’s Class A Common Stock and 6.3% of BBX Capital’s total issued and outstanding equity (which includes the issued and outstanding shares of BBX Capital’s Class B Common Stock).

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

As of September 30, 2018, the Company had outstanding 10,000 shares of 5% Cumulative Preferred Stock.

Restricted Stock

On September 30, 2018, 534,696 shares of restricted Class A common stock awards and 773,202 shares of restricted Class B common stock awards previously granted to certain of the Company’s officers vested. The officers surrendered a total of 374,895 shares of Class A common stock and 137,064 shares of Class B common stock to the

Company to satisfy the $3.8 million tax withholding obligation associated with the vesting of these awards on September 30, 2018. The Company retired the surrendered shares.

The following is a summary of the Company’s restricted Class A and Class B common stock activity for the nine months ended September 30, 2018:

	1

		Weighted
	Unvested	Average
	Restricted	Grant Date
	Stock	Fair Value
Unvested balance outstanding, beginning of period	4,994,515	$3.39
Granted	1,487,051	8.70
Vested	(1,307,898)	3.36
Forfeited	-	-
Unvested balance outstanding, end of period	5,173,668	$4.92

The fair value of shares of the Company’s restricted stock awards which vested in September 2018 and 2017 was $9.6 million during each period. The Company recognized restricted stock compensation expense of approximately $10.7 million and $10.1 million during the nine months ended September 30, 2018 and 2017, respectively.

Between October 1, 2018 and October 5, 2018, 566,322 shares of restricted Class A common stock awards and 1,420,800 shares of restricted Class B common stock awards previously granted to certain of the Company’s officers vested.  The officers surrendered a total of 414,834 shares of Class A common stock and 368,084 shares of Class B common stock to the Company to satisfy the $5.7 million tax withholding obligation associated with the vesting of these shares. The Company retired the surrendered shares in October 2018.

13.    Noncontrolling Interests and Redeemable Noncontrolling Interest

Noncontrolling interests in the Company’s consolidated subsidiaries consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Bluegreen (1)	$42,725	39,271
Bluegreen / Big Cedar Vacations (2)	47,630	43,021
Joint ventures and other	851	(238)
Total noncontrolling interests	$91,206	82,054

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

Income (loss) attributable to noncontrolling interests, including redeemable noncontrolling interests, consisted of the following (in thousands):

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Bluegreen (1)	$2,048	-	6,817	-
Bluegreen / Big Cedar Vacations (2)	3,585	3,252	9,509	9,418
Joint ventures and other	173	146	(2)	70
Net income attributable to noncontrolling interests	$5,806	3,398	16,324	9,488

(1)	Subsequent to Bluegreen’s IPO during the fourth quarter of 2017, the Company owns 90% of Bluegreen.
(2)	Bluegreen has a joint venture arrangement pursuant to which it owns 51% of Bluegreen/Big Cedar Vacations.

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

Financial Disclosures about Fair Value of Financial Instruments

The following tables present information for consolidated financial instruments at September 30, 2018 and December 31, 2017 (in thousands):

			Fair Value Measurements Using
			Quoted prices
	Carrying		in Active	Significant
	Amount	Fair Value	Markets	Other	Significant
	As of	As of	for Identical	Observable	Unobservable
	September 30,	September 30,	Assets	Inputs	Inputs
	2018	2018	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$369,512	369,512	369,512	-	-
Restricted cash	55,710	55,710	55,710	-	-
Loans receivable (1)	6,292	7,437	-	-	7,437
Notes receivable, net	439,484	542,000	-	-	542,000
Financial liabilities:
Receivable-backed notes payable	$433,450	431,964	-	-	431,964
Notes payable and other borrowings	197,177	201,460	-	-	201,460
Junior subordinated debentures	136,231	142,000	-	-	142,000
Redeemable 5% cumulative preferred stock	9,390	9,053	-	-	9,053

			Fair Value Measurements Using
			Quoted prices
	Carrying		in Active	Significant
	Amount	Fair Value	Markets	Other	Significant
	As of	As of	for Identical	Observable	Unobservable
	December 31,	December 31,	Assets	Inputs	Inputs
	2017	2017	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$362,526	362,526	362,526	-	-
Restricted cash	46,721	46,721	46,721	-	-
Loans receivable (1)	19,454	21,125	-	-	21,125
Notes receivable, net	426,858	525,000	-	-	525,000
Notes receivable from preferred
shareholders (2)	5,000	5,000	-	-	5,000
Financial liabilities:
Receivable-backed notes payable	$421,118	425,900	-	-	425,900
Notes payable and other borrowings	144,114	149,438	-	-	149,438
Junior subordinated debentures	135,414	132,000	-	-	132,000
Redeemable 5% cumulative preferred stock	13,974	13,977	-	-	13,977

(1)Included in other assets in the Company’s condensed consolidated statements of financial condition as of September 30, 2018 and December 31, 2017.

(2)Included in other assets in the Company’s condensed consolidated statements of financial condition as of December 31, 2017.

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

The amounts reported in the consolidated statements of financial condition relating to Bluegreen’s notes payable and other borrowings, as well as variable rate receivable-backed notes payable, approximate fair value for indebtedness that provides for variable interest rates. The fair value of Bluegreen’s fixed rate, receivable-backed notes payable was determined using Level 3 inputs by discounting the net cash outflows estimated to be used to repay the debt. These obligations are to be satisfied using the proceeds from the consumer loans that secure the obligations.

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

Woodbridge is a wholly-owned subsidiary of the Company and owns 90% of Bluegreen as of September 30, 2018.

Bluegreen paid or reimbursed the Company for management advisory, risk management, administrative and other services in the amounts of $0.6 million and $1.2 million during the three and nine months ended September 30, 2018, respectively, and $0.3 million and $1.2 million during the three and nine months ended September 30, 2017, respectively.

The Company received $10.1 million and $30.3 million of dividends from Bluegreen during the three and nine months ended September 30, 2018, respectively. The Company received $20.0 million and $40.0 million of dividends during the three and nine months ended September 30, 2017, respectively.

During the nine months ended September 30, 2018, Bluegreen paid $0.6 million for the acquisition of VOI inventory from a company whose President is the son of David L. Pontius, Bluegreen’s Executive Vice President and Chief Operating Officer.

In April 2015, pursuant to a Loan Agreement and Promissory Note, a wholly owned subsidiary of Bluegreen provided an $80.0 million loan to BBX Capital. Amounts outstanding on the loan bore interest at a rate of 10% per annum until July 2017 when the interest rate was reduced to 6% per annum. Payments of interest are required on a quarterly basis, with the entire $80.0 million principal balance and accrued interest being due and payable in April 2020. BBX Capital is permitted to prepay the loan in whole or in part at any time, and prepayments will be required, to the extent necessary, in order for Bluegreen or its subsidiaries to remain in compliance with covenants under outstanding indebtedness. During the three and nine months ended September 30, 2018, BBX Capital recognized $1.2 million and $3.6 million, respectively, of interest expense on the loan to Bluegreen. During the three and nine months ended September 30, 2017, BBX Capital recognized $1.2 million and $5.2 million, respectively, of interest expense on the loan to Bluegreen. The interest expense was eliminated in consolidation in the Company’s condensed consolidated financial statements.

In May 2015, the Company, BCC, Woodbridge, Bluegreen and their respective subsidiaries entered into an Agreement to Allocate Consolidated Income Tax Liability and Benefits pursuant to which, among other customary terms and conditions, the parties agreed to file consolidated federal tax returns. Under the agreement, the parties calculate their respective income tax liabilities and attributes as if each of them were a separate filer. If any tax attributes of one party to the agreement are used by another party to the agreement to offset such other party’s tax liability, the party providing the benefit will receive an amount for the tax benefits realized. During the three and nine months ended September 30, 2018, Bluegreen paid the Company $7.1 million and $21.0 million, respectively, pursuant to this agreement. During the three and nine months ended September 30, 2017, Bluegreen paid the Company $13.9 million and $39.3 million, respectively, pursuant to this agreement.

During each of the three and nine months ended September 30, 2018 and 2017, the Company paid Abdo Companies, Inc. approximately $77,000 and $230,000, respectively, in exchange for certain management services. John E. Abdo, the Company’s Vice Chairman, is the principal shareholder and Chief Executive Officer of Abdo Companies, Inc.

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

In the table for the three and nine months ended September 30, 2018 and 2017, amounts set forth in the column entitled “Corporate Expenses & Other” include interest expense associated with Woodbridge’s trust preferred securities, corporate overhead, the Company’s pizza restaurant operations as a franchisee of MOD Pizza, and a controlling financial interest in a restaurant acquired in connection with a loan receivable default. The Company opened two MOD Pizza restaurant locations during the fourth quarter of 2017 and three locations during the nine months ended September 30, 2018. As of September 30, 2018, management determined that the restaurant operations did not warrant separate presentation as a reportable segment.

The Company evaluates segment performance based on segment income before income taxes.

Set forth below is summary information regarding the Company’s reportable segments:

Bluegreen

Bluegreen markets, sells and manages real estate-based VOIs in resorts generally located in popular, high-volume, “drive-to” vacation destinations, which were developed or acquired by Bluegreen or are owned by others, in which case Bluegreen earns fees for providing these services. Bluegreen also earns fees by providing VOI title services, club and homeowners’ association management services, mortgage servicing, reservation services, services related to the Traveler-Plus program, food and beverage and other retail operations, and construction design and development services. In addition, Bluegreen provides financing to qualified individual purchasers of VOIs, which provides significant interest income.

BBX Capital Real Estate

BBX Capital Real Estate’s activities include the acquisition, development, ownership, and management of real estate, real estate development projects, and investments in real estate joint ventures. BBX Capital Real Estate also manages the legacy assets acquired in connection with the Company’s sale of BankAtlantic in July 2012. The legacy assets include portfolios of loans receivable, real estate properties, and loans previously charged off by BankAtlantic.

Renin

Renin is engaged in the design, manufacture, and distribution of specialty doors, door systems and hardware, and home décor products in the United States and Canada and operates through its headquarters in Canada and two manufacturing, assembly and distribution facilities in Canada and the United States. In addition to its own manufacturing, Renin also sources various products and raw materials from China. During the three months ended September 30, 2018 and 2017, total revenues for the Renin reportable segment include $9.6 million and $6.8 million, respectively, of trade sales to two major customers and their affiliates. During the three months ended September 30, 2018 and 2017, Renin’s revenues generated outside the United States totaled $7.0 million and $5.0 million, respectively. During the nine months ended September 30, 2018 and 2017, total revenues for the Renin reportable segment include $26.4 million and $23.4 million, respectively, of trade sales to two major customers and their affiliates. During the nine months ended September 30, 2018 and 2017, Renin’s revenues generated outside the United States totaled $16.9 million and $15.8 million, respectively. As of September 30, 2018 and 2017, Renin’s properties and equipment located outside the United States totaled $2.1 million and $2.3 million, respectively.

BBX Sweet Holdings

BBX Sweet Holdings consists of IT’SUGAR, Hoffman’s Chocolates, and manufacturing facilities in the chocolate and confection industries which serve customers such as boutique retailers, big box chains, department stores, national resort properties, corporate customers, and private label brands. IT’SUGAR, which was acquired by BBX Sweet Holdings in June 2017, is a specialty candy retailer which currently has over 90 retail locations in 26 states and Washington, D.C. Hoffman’s Chocolates is a manufacturer and retailer of gourmet chocolates with retail locations in South Florida.

The table below sets forth the Company’s segment information as of and for the three months ended September 30, 2018 (in thousands):

	Reportable Segments
		BBX			Corporate
		Capital		BBX	Expenses
		Real		Sweet	&		Segment
	Bluegreen	Estate	Renin	Holdings	Other	Eliminations	Total
Revenues:
Sales of VOIs	$70,698	-	-	-	-	-	70,698
Fee-based sales commissions	61,641	-	-	-	-	-	61,641
Other fee-based services	31,057	-	-	-	-	-	31,057
Cost reimbursements	16,900	-	-	-	-	-	16,900
Trade sales	-	-	15,330	26,181	2,297	(5)	43,803
Sales of real estate inventory	-	7,478	-	-	-	-	7,478
Interest income	21,531	229	-	15	582	(1,200)	21,157
Net losses on sales of
real estate assets	-	(4)	-	-	-	-	(4)
Other revenue	378	576	-	101	776	(158)	1,673
Total revenues	202,205	8,279	15,330	26,297	3,655	(1,363)	254,403
Costs and expenses:
Cost of VOIs sold	11,237	-	-	-	-	-	11,237
Cost of other fee-based services	19,937	-	-	-	-	-	19,937
Cost reimbursements	16,900	-	-	-	-	-	16,900
Cost of trade sales	-	-	12,306	15,542	1,117	(5)	28,960
Cost of real estate inventory sold	-	4,655	-	-	-	-	4,655
Interest expense	9,208	-	157	50	2,915	(1,200)	11,130
Recoveries from loan losses, net	-	(443)	-	-	-	-	(443)
Asset impairments, net	-	191	-	-	-	-	191
Selling, general and
administrative expenses	112,407	2,304	2,250	10,666	16,089	(158)	143,558
Total costs and expenses	169,689	6,707	14,713	26,258	20,121	(1,363)	236,125
Equity in net earnings of
unconsolidated real
estate joint ventures	-	373	-	-	-	-	373
Foreign exchange gain	-	-	76	-	-	-	76
Income (loss) before
income taxes	$32,516	1,945	693	39	(16,466)	-	18,727

Total assets	$1,336,992	135,929	28,798	89,968	168,396	(82,316)	1,677,767

Expenditures for property
and equipment	$9,242	131	99	2,042	1,729	-	13,243
Depreciation and amortization	$3,169	91	284	1,610	293	-	5,447
Debt accretion and amortization	$1,086	-	4	53	91	-	1,234
Cash and cash equivalents	$195,439	21,625	-	6,485	145,963	-	369,512
Equity method investments	$-	42,550	-	-	-	-	42,550
Goodwill	$-	-	-	39,482	-	-	39,482
Receivable-backed notes payable	$433,450	-	-	-	-	-	433,450
Notes payable and other
borrowings	$137,834	16,285	9,422	3,610	110,026	(80,000)	197,177
Junior subordinated debentures	$71,147	-	-	-	65,084	-	136,231

The table below sets forth the Company’s segment information as of and for the three months ended September 30, 2017 (in thousands):

	Reportable Segments
		BBX			Corporate		Segment
		Capital		BBX	Expenses		Total
		Real		Sweet	&		*As
	Bluegreen	Estate	Renin	Holdings	Other	Eliminations	Adjusted
Revenues:
Sales of VOIs	$62,453	-	-	-	-	-	62,453
Fee-based sales commissions	69,977	-	-	-	-	-	69,977
Other fee-based services	27,386	-	-	-	-	-	27,386
Cost reimbursements	14,097	-	-	-	-	-	14,097
Trade sales	-	-	16,463	28,255	-	-	44,718
Interest income	21,296	697	-	1	241	(1,200)	21,035
Net losses on sales of
real estate assets	-	(18)	-	-	-	-	(18)
Other revenue	(119)	964	-	14	507	(118)	1,248
Total revenues	195,090	1,643	16,463	28,270	748	(1,318)	240,896
Costs and expenses:
Cost of VOIs sold	6,444	-	-	-	-	-	6,444
Cost of other fee-based services	17,182	-	-	-	-	-	17,182
Cost reimbursements	14,097	-	-	-	-	-	14,097
Cost of trade sales	-	-	13,509	18,301	-	-	31,810
Interest expense	8,058	-	161	85	2,379	(1,200)	9,483
Recoveries from loan losses, net	-	(2,005)	-	-	-	-	(2,005)
Asset impairments, net	-	1,233	-	273	-	-	1,506
Reimbursement of litigation
costs and penalty	-	-	-	-	(2,113)	-	(2,113)
Selling, general and
administrative expenses	114,934	3,099	2,598	10,879	15,450	(118)	146,842
Total costs and expenses	160,715	2,327	16,268	29,538	15,716	(1,318)	223,246
Equity in net earnings of
unconsolidated real
estate joint ventures	-	2,105	-	-	-	-	2,105
Foreign exchange loss	-	-	(105)	-	-	-	(105)
Income (loss) before
income taxes	$34,375	1,421	90	(1,268)	(14,968)	-	19,650

Total assets	$1,166,247	171,270	38,286	98,538	131,406	(81,891)	1,523,856

Expenditures for property
and equipment	$3,973	58	615	522	612	-	5,780
Depreciation and amortization	$2,420	161	323	1,327	176	-	4,407
Debt accretion and amortization	$1,123	-	-	-	180	-	1,303
Cash and cash equivalents	$124,002	13,246	-	9,304	117,828	-	264,380
Equity method investments	$-	47,995	-	-	-	-	47,995
Goodwill	$-	-	-	41,016	-	-	41,016
Receivable-backed notes payable	$419,335	-	-	-	-	-	419,335
Notes payable and other
borrowings	$95,594	20,907	16,113	5,169	80,000	(80,000)	137,783
Junior subordinated debentures	$70,100	-	-	-	65,012	-	135,112

*  See Note 1 for a summary of adjustments.

The table below sets forth the Company’s segment information for the nine months ended September 30, 2018 (in thousands):

	Reportable Segments
		BBX			Corporate
		Capital		BBX	Expenses
		Real		Sweet	&		Segment
	Bluegreen	Estate	Renin	Holdings	Other	Eliminations	Total
Revenues:
Sales of VOIs	$195,412	-	-	-	-	-	195,412
Fee-based sales commissions	167,581	-	-	-	-	-	167,581
Other fee-based services	89,472	-	-	-	-	-	89,472
Cost reimbursements	47,157	-	-	-	-	-	47,157
Trade sales	-	-	47,205	72,442	6,479	(12)	126,114
Sales of real estate inventory	-	17,138	-	-	-	-	17,138
Interest income	63,771	2,064	-	46	1,457	(3,600)	63,738
Net gains on sales of
real estate assets	-	4,798	-	-	-	-	4,798
Other revenue	1,269	2,024	-	155	1,296	(462)	4,282
Total revenues	564,662	26,024	47,205	72,643	9,232	(4,074)	715,692
Costs and expenses:
Cost of VOIs sold	19,838	-	-	-	-	-	19,838
Cost of other fee-based services	53,983	-	-	-	-	-	53,983
Cost reimbursements	47,157	-	-	-	-	-	47,157
Cost of trade sales	-	-	38,454	46,707	2,902	(12)	88,051
Cost of real estate inventory sold	-	11,283	-	-	-	-	11,283
Interest expense	25,470	-	497	238	8,127	(3,600)	30,732
Recoveries from loan losses, net	-	(7,236)	-	-	-	-	(7,236)
Asset impairments, net	-	340	-	187	-	-	527
Selling, general and
administrative expenses	315,535	7,165	7,641	34,099	46,512	(462)	410,490
Total costs and expenses	461,983	11,552	46,592	81,231	57,541	(4,074)	654,825
Equity in net earnings of
unconsolidated real
estate joint ventures	-	1,165	-	-	-	-	1,165
Foreign exchange gain	-	-	91	-	-	-	91
Income (loss) before
income taxes	$102,679	15,637	704	(8,588)	(48,309)	-	62,123

Expenditures for property
and equipment	$24,347	298	447	4,330	3,894	-	33,316
Depreciation and amortization	$9,087	283	869	4,346	806	-	15,391
Debt accretion and amortization	$2,765	2	12	159	221	-	3,159

The table below sets forth the Company’s segment information for the nine months ended September 30, 2017 (in thousands):

	Reportable Segments
		BBX			Corporate		Segment
		Capital		BBX	Expenses		Total
		Real		Sweet	&		*As
	Bluegreen	Estate	Renin	Holdings	Other	Eliminations	Adjusted
Revenues:
Sales of VOIs	$176,094	-	-	-	-	-	176,094
Fee-based sales commissions	179,046	-	-	-	-	-	179,046
Other fee-based services	83,442	-	-	-	-	-	83,442
Cost reimbursements	40,660	-	-	-	-	-	40,660
Trade sales	-	-	51,447	44,922	-	-	96,369
Interest income	65,673	1,915	-	3	674	(5,200)	63,065
Net gains on sales of
real estate assets	-	1,668	-	-	-	-	1,668
Other revenue	(120)	3,023	-	27	1,079	(357)	3,652
Total revenues	544,795	6,606	51,447	44,952	1,753	(5,557)	643,996
Costs and expenses:
Cost of VOIs sold	11,352	-	-	-	-	-	11,352
Cost of other fee-based services	48,663	-	-	-	-	-	48,663
Cost reimbursements	40,660	-	-	-	-	-	40,660
Cost of trade sales	-	-	41,332	32,441	-	-	73,773
Interest expense	23,779	-	343	255	8,403	(5,200)	27,580
Recoveries from loan losses, net	-	(6,098)	-	-	-	-	(6,098)
Asset impairments, net	-	1,278	-	273	-	-	1,551
Net gains on cancellation of
junior subordinated debentures	-	-	-	-	(6,929)	-	(6,929)
Reimbursement of litigation
costs and penalty	-	-	-	-	(11,719)	-	(11,719)
Selling, general and
administrative expenses	312,257	8,002	8,404	20,638	46,545	(357)	395,489
Total costs and expenses	436,711	3,182	50,079	53,607	36,300	(5,557)	574,322
Equity in net earnings of
unconsolidated real
estate joint ventures	-	8,428	-	-	-	-	8,428
Foreign exchange loss	-	-	(312)	-	-	-	(312)
Income (loss) before
income taxes	$108,084	11,852	1,056	(8,655)	(34,547)	-	77,790

Expenditures for segment
fixed assets	$9,380	257	2,454	1,144	923	-	14,158
Depreciation and amortization	$7,089	480	712	2,509	544	-	11,334
Debt accretion and amortization	$3,470	-	18	30	214	-	3,732

*  See Note 1 for a summary of adjustments.

17.    Subsequent Events

2018 Term Securitization

In October 2018, Bluegreen completed the 2018-A Term Securitization, a private offering and sale of approximately $117.7 million of investment-grade, VOI receivable-backed notes (the "Notes"), including approximately $49.8 million of Class A Notes, approximately $33.1 million of Class B Notes and approximately $34.8 million of Class C Notes with interest rates of 3.77%,  3.95% and 4.44%, respectively, which blends to an overall weighted average interest rate of approximately 4.02%. The gross advance rate for this transaction was 87.2%. The Notes mature in February 2034. KeyBanc Capital Markets Inc. (“KeyCM”) and Barclays Capital Inc. acted as joint bookrunners and co-lead managers and were the initial purchasers of the Notes. KeyCM also acted as structuring agent for the transaction.

The amount of the VOI notes receivables sold or to be sold to BXG Receivables Note Trust 2018-A (the “Trust”) is approximately $135.0 million, approximately $109.0 million of which was sold to the Trust at closing and approximately $26.0 million of which is expected to be sold to the Trust prior to February 25, 2019. The gross proceeds of such sales to the Trust are anticipated to be approximately $117.7 million. A portion of the proceeds received at the closing was used to: repay KeyBank National Association (“KeyBank”) and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main (“DZ Bank”) approximately $49.2 million, representing all amounts outstanding (including accrued interest) under Bluegreen’s existing purchase facility with KeyBank and DZ Bank (the "KeyBank/DZ Purchase Facility"); repay Liberty Bank approximately $20.4 million under Bluegreen’s existing Liberty Bank Facility; repay Pacific Western Bank approximately $7.1 million under Bluegreen’s existing Pacific Western Bank Facility; capitalize a reserve fund; and pay fees and expenses associated with the transaction. The remainder of the proceeds from the 2018-A Term Securitization are expected to be used by Bluegreen for general corporate purposes. As a result of the facility repayments described above, following the closing of the 2018-A Term Securitization, (i) there were no amounts outstanding under the KeyBank/DZ Purchase Facility, which allows for maximum outstanding receivable-backed borrowings of $80.0 million on a revolving basis through December 31, 2019, (ii) there was approximately $19.1 million outstanding under the Liberty Bank Facility, which permits maximum outstanding receivable-backed borrowings of $50.0 million on a revolving basis through March 12, 2020, and (iii) there was approximately $9.6 million outstanding under the Pacific Western Bank Facility, which permits maximum outstanding receivable-backed borrowings of $40.0 million on a revolving basis through September 20, 2021, in each case, subject to eligible collateral and the other terms and conditions of each facility, respectively. Thus, subject to the foregoing, approximately $76.7 million in the aggregate was available under the KeyBank/DZ Purchase Facility, Liberty Bank Facility and Pacific Western Facility as a result of the repayments.

Further, subject to performance of the collateral, Bluegreen will receive any excess cash flows generated by the receivables transferred under the 2018-A Term Securitization (meaning excess cash after payments of customary fees, interest, and principal under the 2018-A Term Securitization) on a pro-rata basis as borrowers make payments on their VOI loans.

While ownership of the VOI receivables included in the 2018-A Term Securitization is transferred and sold for legal purposes, the transfer of these VOI notes receivables is accounted for as a secured borrowing for financial accounting purposes. Accordingly, no gain or loss was recognized as a result of the transaction.

Investment in Altman Companies

In October 2018, the Company entered into an agreement pursuant to which it has agreed, subject to the satisfaction or waiver of the conditions to closing, to acquire a fifty percent (50%) membership interest in The Altman Companies, LLC (“Altman Companies”), a real estate development company which operates a fully integrated multifamily platform covering all aspects of the development process and includes membership interests in Altman Development Company, Altman-Glenewinkel Construction, and Altman Management Company, for a purchase price of $11.8 million. Simultaneously with this investment, the Company has agreed to acquire interests in the managing member of eight multifamily real estate developments affiliated with Altman Companies (the “Developments”) for an aggregate purchase price of $10.9 million, subject to adjustment based on the terms of the agreement.

The Company has also agreed, subject to various terms and conditions, to acquire an additional forty percent (40%) of the membership interests in Altman Companies for a purchase price of $9.4 million in approximately four years after the closing of the initial purchase. The seller, Joel Altman, can also, at his option, or in other predefined circumstances, require the Company to acquire the remaining ten percent (10%) interest in Altman Companies for $2.4 million.

Closing of the investment in Altman Companies and the Developments is subject to the satisfaction or waiver of certain conditions, including obtaining consents from lenders and investors in the Developments.

The Addison on Millenia Investment, LLC

In October 2018, The Addison on Millenia Investment, LLC, a joint venture in which the Company holds a noncontrolling equity interest which had a carrying amount of $5.2 million as of September 30, 2018, sold its 292 unit multifamily apartment facility located in Orlando, Florida. In connection with the sale, the Company received $14.4 million of distributions from the joint venture.

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

•

Risks associated with the Company’s indebtedness, including that the Company will be required to utilize cash flow to service its indebtedness, that indebtedness may make the Company more vulnerable to economic downturns, that indebtedness subjects the Company to covenants and restrictions on its operations and activities and on its ability to pay dividends, and, with respect to the $80.0 million loan that BBX Capital received from a subsidiary of Bluegreen during April 2015, that BBX Capital may be required to prepay the loan to the extent necessary for Bluegreen or its subsidiaries to remain in compliance with covenants under their outstanding indebtedness;

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

•	Adverse conditions in the stock market, the public debt market, and other capital markets and the impact of such conditions on the activities of the Company;

•	BBX Capital’s shareholders’ interests will be diluted if additional shares of its common stock are issued;
•	The risk that BBX Capital may not pay dividends on its Class A Common Stock or Class B Common Stock in the amount anticipated, when anticipated, or at all;
•

The impact of economic conditions on the Company, the price and liquidity of BBX Capital’s Class A Common Stock and Class B Common Stock, and the Company’s ability to obtain additional capital, including the risk that if the Company needs or otherwise believes it is advisable to issue debt or equity securities or to incur indebtedness in order to fund its operations or investments, it may not be possible to issue any such securities or obtain such indebtedness on favorable terms, or at all;

•

The impact on liquidity of BBX Capital’s Class A Common Stock of not maintaining compliance with the listing requirements of the NYSE, which includes, among other things, a minimum average closing price, share volume and market capitalization;

•	The performance of entities in which the Company has made investments may not be profitable or achieve anticipated results;
•	Uncertainty associated with the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) and the impact it may have on the Company’s future results;
•	Risks of cybersecurity threats, including the potential misappropriation of assets or confidential information, corruption of data or operational disruptions;
•

The impact on the Company’s consolidated financial statements and internal control over financial reporting of the adoption of new accounting standards, including the new standard for accounting for leases which the Company expects to adopt on January 1, 2019; and

•

The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) involves making estimates, judgments and assumptions, and any changes in estimates, judgments and assumptions used could have a material adverse impact on the financial condition and operating results of the Company or its subsidiaries.

With respect to Bluegreen, the risks and uncertainties include, but are not limited to:

•	Adverse trends or disruptions in economic conditions generally or in the vacation ownership, vacation rental and travel industries;
•

Adverse changes to, or interruptions in, business relationships, including the expiration or termination of, or disputes in connection with, Bluegreen’s management contracts, exchange networks or other strategic alliances;

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

•	Changes in Bluegreen’s senior management;
•	Ability to comply with regulations applicable to the vacation ownership industry;
•	Bluegreen’s ability to successfully implement its growth strategy or maintain or expand its capital light business relationships or activities;
•	Bluegreen’s ability to compete effectively in the highly competitive vacation ownership industry and against hotel and other hospitality and lodging alternatives;
•	Risks associated with, and the impact of, regulatory examinations or audits of Bluegreen’s operations, and the costs associated with regulatory compliance;
•	Bluegreen’s customers’ compliance with their payment obligations under financing provided by Bluegreen, and the impact of defaults on Bluegreen’s operating results and liquidity position;
•	The ratings of third-party rating agencies, including the impact of any downgrade on Bluegreen’s ability to obtain, renew or extend credit facilities, or otherwise raise funds;
•

Changes in Bluegreen’s business model and marketing efforts, plans or strategies, which may cause marketing expenses to increase or adversely impact Bluegreen’s revenue, operating results and financial condition and such expenses as well as Bluegreen’s investments in new and expanded sales offices may not achieve the desired benefits;
•	The impact of the resale market for VOIs on Bluegreen’s business, operating results and financial condition;
•

Risks associated with Bluegreen’s relationships with third-party developers, including that third-party developers who provide VOIs to be sold by Bluegreen pursuant to fee-based services or just-in-time (“JIT”) arrangements may not provide VOIs when planned and that third-party developers may not fulfill their obligations to Bluegreen or to the homeowner associations (“HOAs”) that maintain the resorts they developed;

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

•

The updating of, and developments with respect to, technology, including the cost involved in updating Bluegreen’s technology and the impact that any failure to keep pace with developments in technology could have on Bluegreen’s operations or competitive position and Bluegreen’s information technology expenditures may not result in the expected benefits;

•	The calculation of payments and reimbursements due under Bluegreen’s marketing agreement with Bass Pro and the parties’ ability to resolve the issue; and
•	The risk that the impact of the hurricanes may be materially different than estimated and we may not have achieved the assumed sales.

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
•

exposure to risks associated with real estate development activities, including increasing land and construction costs, construction delays, reduced demand for homes, and severe weather conditions which can exacerbate these risks and also cause uninsured losses;

•	risks associated with obtaining necessary zoning and entitlements;
•	risks that joint venture partners may not fulfill their obligations and concentration risks associated with entering into numerous joint ventures with the same joint venture partner;
•	risks relating to reliance on third-party developers or joint venture partners to complete real estate projects;
•	risk that the projects will not be developed as anticipated or be profitable; and
•	risk associated with customers not performing on their contractual obligations.

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

•

Risks that the integration of IT’SUGAR, LLC (“IT’SUGAR”), which was acquired by BBX Sweet Holdings in June 2017, may not be completed on a timely basis or as anticipated, that the acquisition may not be advantageous, and that the Company may not realize the anticipated benefits of the acquisition;

•

Risks that the reorganization of certain BBX Sweet Holdings’ business entities and operations may not achieve anticipated operating efficiencies and that the implementation of strategic alternatives, including the sale or disposal of certain subsidiaries, will result in additional losses;

•	The amount and terms of indebtedness associated with acquisitions and operations may impact the Company’s financial condition and results of operations and limit the Company’s activities;
•

Continued operating losses and the failure of the Company’s businesses to meet financial metrics may result in the Company making further capital contributions or advances to the businesses or a decision not to support underperforming businesses;

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

As of September 30, 2018, the Company had total consolidated assets of approximately $1.7 billion and shareholders’ equity of approximately $552.7 million. Net income attributable to shareholders for the three and nine months ended September 30, 2018 was approximately $6.2 million and $23.8 million, respectively. Net income attributable to shareholders for the three and nine months ended September 30, 2017 was approximately $8.1 million and $38.3 million, respectively.

Summary of Consolidated Results of Operations

Consolidated Results

The following summarizes key financial highlights for the three months ended September 30, 2018 compared to the same 2017 period:

•	Total consolidated revenues were $254.4 million, a 5.6% increase compared to the same period in 2017.
•	Income before income taxes was $18.7 million, a 4.7% decrease compared to the same period in 2017.
•	Net income attributable to common shareholders was $6.2 million, a 24.0% decrease compared to the same period in 2017.
•	Diluted earnings per share were $0.06 per diluted share, a $0.02 per share decrease compared to the same period in 2017.

The following summarizes key financial highlights for the nine months ended September 30, 2018 compared to the same 2017 period:

•	Total consolidated revenues were $715.7 million, an 11.1% increase compared to the same period in 2017.
•	Income before income taxes was $62.1 million, a 20.1% decrease compared to the same period in 2017.
•	Net income attributable to common shareholders was $23.8 million, a 37.8% decrease compared to the same period in 2017.
•	Diluted earnings per share were $0.24 per diluted share, a $0.12 per share decrease compared to the same period in 2017.

The Company’s consolidated results for the three and nine months ended September 30, 2018 were significantly impacted by the following events:

•

In June 2017, BBX Sweet Holdings acquired IT’SUGAR, a specialty candy retailer with over 90 retail locations in 26 states and Washington, DC, for a purchase price of $58.4 million, net of cash acquired. During the three and nine months ended September 30, 2018, IT’SUGAR contributed revenues of $22.8 million and $59.1 million, respectively, and income (loss) before taxes of $1.6 million and ($0.5 million), respectively, with the net loss for the nine months ended September 30, 2018 reflecting the seasonal nature of IT’SUGAR’s trade sales during the first half of the year.

•

During the fourth quarter of 2017, Bluegreen completed an initial public offering (“IPO”) of its common stock, which resulted in a decrease in BBX Capital’s ownership in Bluegreen’s common stock from 100% to 90%.  As a result, 10% of Bluegreen’s net income is attributed to noncontrolling interests.

•

As a  result of its analysis of the impact of the Tax Reform Act on the deductibility of certain compensation to covered employees, the Company recognized a provisional adjustment which increased the provision for income taxes by $2.8 million for the nine months ended September 30, 2018.

•

During the three and nine months ended September 30, 2018, BBX Capital Real Estate recognized $0.4 million and $12.0 million, respectively, in net gains on sales of real estate assets and recoveries from loan losses associated with its legacy assets and $2.8 million and $5.9 million, respectively, in pre-tax profits from the sale of developed lots at its Beacon Lake Community development in St. Johns County, Florida.

•	The reduction in the U.S. corporate income tax rate from 35% to 21% associated with the enactment of the Tax Reform Act effective January 1, 2018.

The Company’s consolidated results for the three and nine months ended September 30, 2017 were significantly impacted by the following events:

•

During the nine months ended September 30, 2017, Woodbridge purchased and cancelled $18.8 million of its junior subordinated debentures, which resulted in the recognition of a $6.9 million net gain on cancellation of debt.

•

During the three and nine months ended September 30, 2017, BBX Capital received reimbursements of legal fees and costs from its insurance carrier and the release of a penalty held in escrow associated with the resolution of the Securities and Exchange Commission civil litigation, which resulted in a $2.1 million and $11.7 million reduction to total costs and expenses for the respective periods.

•

During the three and nine months ended September 30, 2017, IT’SUGAR contributed revenues of $22.6 million and $26.9 million, respectively, and net income before taxes of $2.3 million and $3.0 million, respectively.

•

During the three and nine months ended September 30, 2017, BBX Capital Real Estate recognized $2.0 million and $7.8 million, respectively, in net gains on the sales of real estate assets and recoveries from loan losses associated with its legacy assets and $1.7 million and $7.9 million, respectively, in equity earnings from the CC Homes Bonterra joint venture, which completed sales in its 394 single-family home community development in 2017.

Segment Results

We currently report the results of our business activities through the following reportable segments: Bluegreen, BBX Capital Real Estate, Renin and BBX Sweet Holdings.

Information regarding income (loss) before income taxes by reportable segment for the three and nine months ended September 30, 2018 and 2017 is set forth in the table below (in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Bluegreen	$32,516	34,375	(1,859)	102,679	108,084	(5,405)
BBX Capital Real Estate	1,945	1,421	524	15,637	11,852	3,785
Renin	693	90	603	704	1,056	(352)
BBX Sweet Holdings	39	(1,268)	1,307	(8,588)	(8,655)	67
Corporate Expenses & Other	(16,466)	(14,968)	(1,498)	(48,309)	(34,547)	(13,762)
Income before income taxes	18,727	19,650	(923)	62,123	77,790	(15,667)
Provision for income taxes	(6,742)	(8,126)	1,384	(21,997)	(30,021)	8,024
Net income	11,985	11,524	461	40,126	47,769	(7,643)
Less: Net income attributable to
noncontrolling interests	5,806	3,398	2,408	16,324	9,488	6,836
Net income attributable to shareholders	$6,179	8,126	(1,947)	23,802	38,281	(14,479)

Bluegreen Reportable Segment

Segment Description

Bluegreen is a leading vacation ownership company that markets and sells VOIs and manages resorts in popular leisure and urban destinations. Bluegreen’s resort network includes 45 Club Resorts (resorts in which owners in its Vacation Club have the right to use most of the units in connection with their VOI ownership) and 24 Club Associate Resorts (resorts in which owners in its Vacation Club have the right to use a limited number of units in connection with their VOI ownership). Bluegreen’s Club Resorts and Club Associate Resorts are primarily located in popular, high-volume, “drive-to” vacation locations, including Orlando, Las Vegas, Myrtle Beach and Charleston, among others. Through its points-based system, the approximately 216,000 owners in its Vacation Club have the flexibility to stay at units available at any of its resorts and have access to approximately 11,100 other hotels and resorts through partnerships and exchange networks. Bluegreen has a robust sales and marketing platform supported by exclusive marketing relationships with nationally-recognized consumer brands, Bass Pro and Choice Hotels. These marketing relationships drive sales within its core demographic.

VOI Sales and Financing

Bluegreen’s primary business is the marketing and sale of deeded VOIs, developed either by Bluegreen or third parties. Customers who purchase these VOIs receive an annual allotment of points, which can be redeemed for stays at one of its resorts or at approximately 11,100 other hotels and resorts available through partnerships and exchange networks. Historically, VOI companies have funded the majority of the capital investment in connection with resort development with internal resources and acquisition and development financing. In 2009, Bluegreen began selling VOIs on behalf of third-party developers and has successfully diversified from a business focused on capital-intensive resort development to a more flexible model with a balanced mix of developed and capital-light inventory. Bluegreen’s relationships with third-party developers enable it to generate fees from the sales and marketing of their VOIs without incurring the significant upfront capital investment generally associated with resort acquisition or development. While sales of acquired or developed inventory typically result in greater income before income taxes and Adjusted EBITDA contribution, fee-based sales typically require no initial investment or development financing risk. Both acquired or developed VOI sales and fee-based VOI sales drive recurring, incremental and long-term fee streams by adding owners to Bluegreen’s Vacation Club and new resort management contracts. In conjunction with sales of VOIs owned by Bluegreen, Bluegreen also generates interest income by originating loans to qualified purchasers. Collateralized by the underlying VOIs, Bluegreen’s loans are generally structured as 10-year, fully-amortizing loans with a fixed interest rate ranging from approximately 12% to 18% per annum. As of September 30, 2018, the weighted-average interest rate on its VOI notes receivable was 15.2%. In addition, Bluegreen earns fees for various other services, including title and escrow services in connection with the closing of VOI sales, and for mortgage servicing.

Resort Operations and Club Management

Bluegreen enters into management agreements with the HOAs that maintain most of the resorts in its Vacation Club and earns fees for providing management services to those HOAs and Bluegreen’s approximately 216,000 Vacation Club owners. These resort management services include oversight of housekeeping services, maintenance, and certain accounting and administration functions. Bluegreen’s management contracts yield highly predictable, recurring cash flows and do not have the traditional risks associated with hotel management contracts that are linked to daily rate or occupancy. Bluegreen’s management contracts are typically structured as “cost-plus,” with an initial term of three years and automatic one-year renewals. In connection with the management services provided to the Vacation Club, Bluegreen manages the reservation system and provides owner, billing and collection services. Bluegreen has not lost any of the 45 Club Resort management contracts. In addition to resort and club management services, Bluegreen earns fees for various other services that produce recurring, predictable and long term-revenue, including construction management services for third-party developers.

Principal Components Affecting Bluegreen’s Results of Operations

Principal Components of Revenues

Fee-Based Sales. Represent sales of third-party VOIs where Bluegreen is paid a commission.

JIT Sales. Represent sales of VOIs acquired from third parties in close proximity to when Bluegreen intends to sell such VOIs.

Secondary Market Sales. Represent sales of VOIs acquired from HOAs or other owners, typically in connection with maintenance fee defaults. This inventory is generally purchased at a greater discount to retail price compared to developed VOIs and VOIs purchased by Bluegreen for sale as part of Bluegreen JIT sales activities.

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

Other Fee-Based Services. Represents resort operation and club management fees from managing the Vacation Club and transaction fees for certain resort amenities and certain member exchanges. Bluegreen also earns recurring management fees under its management agreements with HOAs for day-to-day management services, including oversight of housekeeping services, maintenance, and certain accounting and administrative functions.  Bluegreen also includes in other fee-based services revenue earned from various other services that produce recurring, predictable and long-term revenue, such as title services.

Principal Components of Costs and Expenses

Cost of VOIs Sold.  Represents the cost at which Bluegreen’s owned VOIs sold during the period were relieved from inventory. In addition to inventory from its developed VOI business, Bluegreen’s owned VOIs also include those that were acquired by Bluegreen under JIT and secondary market arrangements. Compared to the cost of Bluegreen’s developed VOI inventory, VOIs acquired in connection with JIT arrangements typically have a relatively higher associated cost of sales as a percentage of sales, while those acquired in connection with secondary market arrangements typically have a lower cost of sales as a percentage of sales, as secondary market inventory is generally obtained from HOAs at a significant discount to retail price. Cost of VOIs sold as a percentage of sales of VOIs varies between periods based on the relative costs of the specific VOIs sold in each period and the size of the point packages of the VOIs sold (primarily due to offered volume discounts, and taking into account consideration of cumulative sales to existing owners). Additionally, the effect of changes in estimates under the relative sales value method, including estimates of projected sales, future defaults, upgrades and incremental revenue from the resale of repossessed VOI inventory, are reflected on a retrospective basis in the period the change occurs. Cost of sales will typically be favorably impacted in periods where a significant amount of secondary market VOI inventory is acquired or actual defaults and equity trades are higher and the resulting change in estimate is recognized. While Bluegreen believes that additional inventory will be available through the secondary market at favorable prices in the future, there can be no assurance that such inventory will be available as expected.

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

Financing Expense. Represents financing interest expense related to Bluegreen’s receivable-backed debt, amortization of the related debt issuance costs, and expenses incurred in providing financing and servicing loans, including administrative costs associated with mortgage servicing activities for Bluegreen’s loans and the loans of certain third-party developers. Mortgage servicing activities include, among other things, payment processing, reporting and collections services.

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

Key Business and Financial Metrics and Terms Used by Management

Sales of VOIs. Represent sales of Bluegreen’s owned VOIs, including sales of developed VOIs, and those acquired through JIT and secondary market arrangements, reduced by equity trade allowances and a provision for loan losses. In addition to the factors impacting system-wide sales of VOIs (as described below), sales of VOIs are impacted by the proportion of system-wide sales of VOIs sold on behalf of third-parties on a commission basis, which are not included in sales of VOIs.

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

Adjusted EBITDA. Bluegreen defines Adjusted EBITDA as EBITDA adjusted for EBITDA attributable to the noncontrolling interest in Bluegreen/Big Cedar Vacations (in which Bluegreen owns a 51% interest) and items that Bluegreen believes are not representative of ongoing operating results.

Bluegreen considers EBITDA and Adjusted EBITDA to be an indicator of its operating performance, and they are used by Bluegreen to measure its ability to service debt, fund capital expenditures, and expand its business. EBITDA is also used by companies, lenders, investors and others because it excludes certain items that can vary widely across different industries or among companies within the same industry. For example, interest expense can be dependent on a company’s capital structure, debt levels and credit ratings. Accordingly, the impact of interest expense on earnings can vary significantly among companies. The tax positions of companies can also vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the jurisdictions in which they operate. As a result, effective tax rates and provision for income taxes can vary considerably among companies. EBITDA also excludes depreciation and amortization because companies utilize productive assets of different ages and use different methods of both acquiring and depreciating productive assets. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies.

Bluegreen considers Adjusted EBITDA to be a useful supplemental measure of Bluegreen’s operating performance that facilitates the comparability of historical financial periods.

EBITDA and Adjusted EBITDA are not recognized terms under GAAP and should not be considered as an alternative to net income (loss) or any other measure of financial performance or liquidity, including cash flow, derived in accordance with GAAP, or to any other method of analyzing Bluegreen’s results as reported under GAAP. The limitations of using EBITDA or Adjusted EBITDA as an analytical tool include, without limitation, that EBITDA or Adjusted EBITDA does not reflect (i) changes in, or cash requirements for, working capital needs; (ii) interest expense, or the cash requirements necessary to service interest or principal payments on indebtedness (other than as noted above); (iii) tax expense or the cash requirements to pay taxes; (iv) historical cash expenditures or future requirements for capital expenditures or contractual commitments; or (v) the effect on earnings or changes resulting from matters that Bluegreen considers not to be indicative of its future operations or performance. Further, although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements. In addition, Bluegreen’s definition of Adjusted EBITDA may not be comparable to definitions of Adjusted EBITDA or other similarly titled measures used by other companies.

Results of Operations

Information regarding the results of operations for Bluegreen for the three and nine months ended September 30, 2018 and 2017, including a reconciliation of net income to EBITDA and Adjusted EBITDA, is set forth below (dollars in thousands):

	For the Three Months Ended September 30,
	2018		2017
	Amount	% of System-wide sales of VOIs (5)	Amount	% of System-wide sales of VOIs (5)
Developed VOI sales (1)	$90,596	52%	$77,907	45%
Secondary market sales	54,300	31%	38,732	24%
Fee-based sales	88,155	51%	97,963	57%
JIT sales	13,591	8%	14,306	8%
Less: Equity trade allowances (6)	(73,336)	-42%	(57,543)	-34%
System-wide sales of VOIs	173,306	100%	171,365	100%
Less: Fee-based sales	(88,155)	-51%	(97,963)	-57%
Gross sales of VOIs	85,151	49%	73,402	43%
Provision for loan losses (2)	(14,453)	-17%	(10,949)	-15%
Sales of VOIs	70,698	41%	62,453	36%
Cost of VOIs sold (3)	(11,237)	-16%	(6,444)	-10%
Gross profit (3)	59,461	84%	56,009	90%
Fee-based sales commissions (4)	61,641	70%	69,977	71%
Financing revenue, net of
financing expense	12,323	7%	13,238	8%
Other fee-based services	47,957	28%	41,483	24%
Cost of other fee-based services	(33,929)	-20%	(30,442)	-18%
Net carrying cost of VOI inventory	(2,908)	-2%	(837)	0%
Selling and marketing expenses	(84,955)	-49%	(88,116)	-51%
General and administrative expenses	(27,452)	-16%	(26,818)	-16%
Operating profit	32,138	19%	34,494	20%
Other income	378		(119)
Provision for income taxes	(8,443)		(12,584)
Net income	$24,073		$21,791

Adjustments for EBITDA:
Provision for income taxes	8,443		12,584
Income before taxes	32,516		34,375
Depreciation and amortization	3,169		2,420
Franchise taxes	56		72
Interest expense (other than interest
incurred on debt that is secured by
VOI notes receivable)	4,207		3,544
Interest income (other than interest
earned on VOI notes receivable)	(1,407)		(1,292)
EBITDA	38,541		39,119
Adjustments for Adjusted EBITDA:
Corporate realignment costs	-		3,216
Loss on assets held for sale	18		4
EBITDA attributable to
noncontrolling interest in
Bluegreen/Big Cedar Vacations	(3,637)		(3,209)
Adjusted EBITDA	$34,922		$39,130

	For the Nine Months Ended September 30,
	2018		2017
	Amount	% of System-wide sales of VOIs (5)	Amount	% of System-wide sales of VOIs (5)
Developed VOI sales (1)	$218,842	46%	$216,451	46%
Secondary market sales	185,847	38%	117,711	26%
Fee-based sales	246,773	52%	257,756	55%
JIT sales	32,274	7%	37,374	8%
Less: Equity trade allowances (6)	(205,625)	-43%	(161,951)	-35%
System-wide sales of VOIs	478,111	100%	467,341	100%
Less: Fee-based sales	(246,773)	-52%	(257,756)	-55%
Gross sales of VOIs	231,338	48%	209,585	45%
Provision for loan losses (2)	(35,926)	-16%	(33,491)	-16%
Sales of VOIs	195,412	41%	176,094	38%
Cost of VOIs sold (3)	(19,838)	-10%	(11,352)	-6%
Gross profit (3)	175,574	90%	164,742	94%
Fee-based sales commissions (4)	167,581	68%	179,046	69%
Financing revenue, net of
financing expense	38,301	8%	41,894	9%
Other fee-based services	136,629	29%	124,102	27%
Cost of other fee-based services	(94,065)	-20%	(86,104)	-18%
Net carrying cost of VOI inventory	(7,075)	-1%	(3,219)	-1%
Selling and marketing expenses	(233,961)	-49%	(242,040)	-52%
General and administrative expenses	(81,574)	-17%	(70,217)	-15%
Operating profit	101,410	21%	108,204	23%
Other income	1,269		(120)
Provision for income taxes	(24,997)		(38,487)
Net income	$77,682		$69,597

Adjustments for EBITDA:
Provision for income taxes	24,997		38,487
Income before taxes	102,679		108,084
Depreciation and amortization	9,087		7,089
Franchise taxes	180		127
Interest expense (other than interest
incurred on debt that is secured by
VOI notes receivable)	11,136		10,415
Interest income (other than interest
earned on VOI notes receivable)	(4,222)		(5,487)
EBITDA	118,860		120,228
Adjustments for Adjusted EBITDA:
Corporate realignment costs	751		3,679
(Gain) loss on assets held for sale	9		44
EBITDA attributable to
noncontrolling interest in
Bluegreen/Big Cedar Vacations	(9,521)		(9,183)
Adjusted EBITDA	$110,099		$114,768

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

Sales of VOIs. Sales of VOIs were $70.7 million and $195.4 million during the three and nine months ended September 30, 2018, respectively, and $62.5 million and $176.1 million during the three and nine months ended September 30, 2017, respectively. Sales of VOIs are impacted by the factors described below in system-wide sales of VOIs. Gross sales of VOIs were reduced by $14.5 million and $35.9 million during the three and nine months ended September 30, 2018, respectively, and $10.9 million and $33.5 million during the three and nine months ended September 30, 2017, respectively, for the provision for loan losses. The provision for loan losses varies based on the amount of financed, non-fee based sales during the period and changes in Bluegreen’s estimates of future notes receivable performance for existing loans. Bluegreen’s provision for loan losses as a percentage of gross sales of VOIs was 17% and 16% during the three and nine months ended September 30, 2018, respectively, and 15% and 16% for the three and nine months ended September 30, 2017, respectively. The percentage of Bluegreen’s sales which were realized in cash within 30 days from sale decreased to 39% during the three months ended September 30, 2018 from 41% during the three months ended September 30, 2017 and decreased to 41% during the nine month ended September 30, 2018 from 43% during the nine months ended September 30, 2017. The increase in the provision for loan loss for the three months ended September 30, 2018 is due to lower cash sales and the impact of additional reserves on prior years’ originations offset by the impact of an increase in Bluegreen’s weighted-average FICO score in 2018 compared to prior years. Bluegreen has in recent years experienced an increase in its default rates. Bluegreen believes that a significant portion of the increase in default rates in recent years is due to the receipt of letters from attorneys and timeshare exit companies who purport to represent certain VOI owners and who have encouraged such owners to become delinquent and ultimately default on their obligations. See Note 11 – Commitments and Contingencies to the Company’s condensed consolidated financial statements included in Item 1 of this report for additional information regarding such letters and actions taken by Bluegreen in connection with these letters. While Bluegreen believes its notes receivable are adequately reserved at this time, actual defaults may differ from the estimates, and the reserve may not be adequate. In addition to the factors described below impacting system-wide sales of VOIs, sales of VOIs are impacted by the proportion of system-wide sales of VOIs sold on behalf of third parties on a commission basis, which are not included in sales of VOIs.

The average default rates and delinquency rates (more than 30 days past due) on Bluegreen’s VOI notes receivable were as follows:

	For the Twelve Months Ended September 30,
	2018	2017
Average annual default rates	8.41%	8.07%

	As of September 30,
	2018	2017
Delinquency rates	2.79%	3.06%

System-wide sales of VOIs. System-wide sales of VOIs were $173.3 million and $478.1 million during the three and nine months ended September 30, 2018, respectively, and $171.4 million and $467.3 million during the three and nine months ended September 30, 2017, respectively. Bluegreen estimates that system-wide sales of VOIs were adversely impacted by approximately $5.8 million and $6.2 million as a result of named hurricanes in September 2018 and 2017, respectively. System-wide sales increased during the three and nine months ended September 30, 2018 compared to the comparable periods in 2017 due to an increase in the VPG, partially offset by a decrease in the number of guest tours. During 2017, Bluegreen began several initiatives to screen the credit qualifications of potential marketing guests, resulting in a higher VPG and a lower number of tours. Bluegreen believes its screening of marketing guests has resulted in improved efficiencies in its sales process; however, there is no assurance that such efficiencies will continue.

Included in system-wide sales are Fee-Based Sales, JIT Sales, Secondary Market Sales and developed VOI sales. Sales by category are tracked based on which deeded VOI is conveyed in each transaction. Bluegreen manages which VOIs are sold based on several factors, including the needs of fee-based clients, Bluegreen’s debt service requirements, and default resale requirements under term securitization and similar transactions. These factors contribute to fluctuations in the amount of sales by category from period to period.

The following table sets forth certain information for system-wide sales of VOIs for the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
Number of sales offices at period-end	25	23	9%	25	23	9%
Number of active sales arrangements with
third-party clients at period-end	15	14	7%	15	14	7%
Total number of VOI sales transactions	10,955	11,598	-6%	30,959	30,638	1%
Average sales price per transaction	$15,988	$15,055	6%	$15,576	$15,440	1%
Number of total guest tours	66,434	69,479	-4%	182,183	193,687	-6%
Sale-to-tour conversion ratio – total
marketing guests	16.5%	16.7%	-1%	17.0%	15.8%	8%
Number of new guest tours	42,118	45,060	-7%	113,621	125,673	-10%
Sale-to-tour conversion ratio – new
marketing guests	13.9%	14.1%	-1%	14.5%	13.1%	11%
Percentage of sales to existing owners	50.7%	48.1%	5%	51.0%	48.8%	5%
Average sales volume per guest	$2,636	$2,513	5%	$2,647	$2,442	8%

Cost of VOIs Sold. During the three months ended September 30, 2018 and 2017, cost of VOIs sold was $11.2 million and $6.4 million, respectively, and represented 16% and 10%, respectively, of sales of VOIs. During the nine months ended September 30, 2018 and 2017, cost of VOIs sold was $19.8 million and $11.4 million, respectively, and represented 10% and 6%, respectively, of sales of VOIs. During the three months ended September 30, 2018, Bluegreen’s VOI sales were of comparatively higher cost product, and Bluegreen acquired less secondary market VOI inventory as compared to the three months ended September 30, 2017.  Secondary market purchases were temporarily suspended in September 2018, in connection with a computer system conversion involving its sales and inventory process. Cost of VOIs sold as a percentage of sales of VOIs varies between periods based on the relative costs of the specific VOIs sold in each period and the size of the point packages of the VOIs sold (due to offered volume discounts, including consideration of cumulative sales to existing owners).  Additionally, the effect of changes in estimates under the relative sales value method, including estimates of project sales, future defaults, upgrades and incremental revenue from the resale of repossessed VOI inventory, are reflected on a retrospective basis in the period the change occurs.  Therefore, cost of sales will typically be favorably impacted in periods where a significant amount of Secondary Market VOI inventory is acquired or actual defaults and equity trades are higher than originally estimated and the resulting change in estimate is recognized. During the second quarter of 2017, Bluegreen implemented a revised VOI pricing matrix. These changes increased the average selling price of VOIs by approximately 4%. As a result of this pricing change, Bluegreen also increased its estimate of total gross margin that will be generated on the sale of its VOI inventory under the relative sales value method. Accordingly, during the second quarter of 2017, Bluegreen recognized a benefit to cost of VOI sold of $5.1 million with no comparable price increase and cost of sales benefit in 2018.

Fee-Based Sales Commissions. During the three months ended September 30, 2018 and 2017, Bluegreen sold $88.2 million and $98.0 million, respectively, of third-party VOI inventory under commission arrangements and earned sales and marketing commissions of $61.6 million and $70.0 million, respectively, in connection with those sales. During the nine months ended September 30, 2018 and 2017, Bluegreen sold $246.8 million and $257.8 million, respectively, of third-party VOI inventory under commission arrangements and earned sales and marketing commissions of $167.6 million and $179.0 million, respectively, in connection with those sales.  Bluegreen earned an average sales and marketing commission of 70% and 68% during the three and nine months ended September 30, 2018, respectively, compared to 71% and 69% during the three and nine months ended September 30, 2017, respectively, which is net of a reserve for commission refunds in connection with early defaults and cancellations, pursuant to the terms of certain of its fee-based service arrangements. The decrease in sales and marketing commissions as a percentage of fee-based sales for the three and nine months ended September 30, 2018 is primarily related to the mix of developer sales at higher commission rates in the 2017 periods, as well as higher commission refunds associated with defaults and cancellations.

Financing Revenue, Net of Financing Expense. During the three months ended September 30, 2018 and 2017, financing revenue, net of financing expense was $12.3 million and $13.2 million, respectively, and during the nine months ended September 30, 2018 and 2017, was $38.3 million and $41.9 million, respectively. The decrease in finance revenue, net of finance expense is a result of Bluegreen’s higher cost of borrowing and lower weighted average interest rates on VOI notes receivable, in connection with the introduction of “risk-based pricing” pursuant to which buyer’s interest rates are determined based on their FICO score at the point of sale, partially offset by an increase in Bluegreen’s VOI notes receivable portfolio.

Other Fee-Based Services. During the three months ended September 30, 2018 and 2017, revenue from Bluegreen’s resort operations, club management and title operations was $48.0 million and $41.5 million, respectively, which was partially offset by expenses directly related to these operations of $33.9 million and $30.4 million, respectively. During the nine months ended September 30, 2018 and 2017, revenue from Bluegreen’s resort operations, club management and title operations was $136.6 million and $124.1 million, respectively, which was partially offset by expenses directly related to these operations of $94.1 million and $86.1 million, respectively.

Other fee-based services increased 15.6% and 10.1% during the three and nine months ended September 30, 2018 as compared to the same periods in 2017. Bluegreen provides management services to the Vacation Club and to a majority of the HOAs of the resorts within the Vacation Club. In connection with its management services, Bluegreen also manages the Vacation Club reservation system, provides services to owners and performs billing and collection services to the Vacation Club and certain HOAs. Additionally, Bluegreen generates revenues from its Traveler Plus program, food and beverage operations at the resorts, and other retail operations. Bluegreen also earns commissions from providing rental services to third parties and fees from managing the construction activities of certain of its fee based third-party developer clients.  The resort properties Bluegreen manages increased from 48 as of September 30, 2017 to 49 as of September 30, 2018 due to a new resort under management in New Orleans, Louisiana. Resort operations and club management revenues increased during the 2018 periods compared to the 2017 periods primarily as a result of such increase in the number of managed resorts and the food and beverage and other operations at the Éilan Hotel & Spa, which Bluegreen acquired in April 2018.

During the three and nine months ended September 30, 2018, cost of other fee-based services increased 11.5% and 9.3% as compared to the three and nine months ended September 30, 2017. This increase is primarily due to the higher costs associated with programs provided to VOI owners, the increased costs of providing management services as a result of the increase in the number of managed resorts, and the operating costs of the Éilan Hotel & Spa.

Net Carrying Cost of VOI Inventory. The carrying cost of Bluegreen’s VOI inventory was $7.2 million and $4.1 million during the three months ended September 30, 2018 and 2017, respectively, which was partly offset by rental and sampler revenues of $4.3 million and $3.3 million, respectively. The carrying cost of Bluegreen’s inventory was $20.1 million and $12.5 million during the nine months ended September 30, 2018 and 2017, respectively, which was partly offset by rental and sampler revenues of $13.0 million and $9.3 million, respectively. The increase in carrying costs during the three and nine months ended September 30, 2018 is primarily due to Bluegreen’s acquisition of the Éilan Hotel & Spa during April 2018, which added $1.6 million and $2.9 million, respectively, to the carrying costs of Bluegreen’s VOI inventory, and increased maintenance fees and developer subsidies associated with its increase in VOI inventory.

Selling and Marketing Expenses. Selling and marketing expenses were $85.0 million and $88.1 million during the three months ended September 30, 2018 and 2017, respectively, and $234.0 million and $242.0 million during the nine months ended September 30, 2018 and 2017, respectively. As a percentage of system-wide sales of VOIs, selling and marketing expenses decreased to 49% during both the three and nine months ended September 30, 2018 from 51%  and 52% during the three and nine months ended September 30, 2017, respectively. Selling and marketing expenses vary as a percentage of sales from period to period based in part on the relative proportion of marketing methods utilized during such periods, most notably the percentage of sales to Bluegreen’s existing owners, which has a relatively lower cost compared to other methods. Existing owner sales increased to 51% of system-wide sales during both the three and nine months ended September 30, 2018 from 48% during the three months ended September 30, 2017 and 49% during the nine months ended September 30, 2017. In addition, Bluegreen’s corporate realignment initiative commenced during the fourth quarter of 2017, as described in further detail in the Company’s 2017 Annual

Report, reduced certain selling and marketing expenses. See also “Commitments” below for additional information regarding Bluegreen’s corporate realignment initiative.

General and Administrative Expenses. General and administrative expenses were $27.5 million and $26.8 million during the three months ended September 30, 2018 and 2017, respectively, and $81.6 million and $70.2 million during the nine months ended September 30, 2018 and 2017, respectively. As a percentage of system-wide sales of VOIs, general and administrative expenses were 16% during both the three months ended September 30, 2018 and 2017, respectively, and 17% and 15% during the nine months ended September 30, 2018 and 2017, respectively. The increase in the three and nine months ended September 30, 2018 as compared to the comparable prior year periods was primarily due to higher executive leadership and long-term incentive compensation expense, higher outside legal expenses in connection with a new focus on defending litigation which Bluegreen believes to be frivolous, higher self-insured health care costs, depreciation expense, executive severance expense, including those related to corporate realignment activities commencing in December 2017, and expenses related to investor and public relations associated with being a public company.

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

Current Trends and Developments

During the nine months ended September 30, 2018, BBX Capital Real Estate invested in two real estate joint ventures to potentially develop multifamily apartment communities in Miami and Odessa, Florida and continued its development of the Beacon Lake Community in St. Johns County, Florida with the closing of 205 developed lots to homebuilders. In addition, the projects associated with its unconsolidated joint venture investments continued to progress, including the sale of commercial buildings at the PGA Design Center and BBX/S Millenia Blvd joint ventures during the nine month period and the sale of a multifamily apartment complex by the Addison on Millenia joint venture in October 2018.

While revenues and recoveries from loan losses associated with the legacy asset portfolio have generally been decreasing as a result of an overall decline in the outstanding balance of the portfolio, BBX Capital Real Estate generated significant activity in the portfolio during the first half of 2018, including the repayment and settlement of commercial nonaccrual loans and the sale of a student housing complex previously acquired through foreclosure.

In October 2018, BBX Capital Real Estate entered into an agreement pursuant to which it has agreed, subject to the satisfaction or waiver of the conditions to closing, to acquire a fifty percent (50%) membership interest in The Altman Companies, LLC (“Altman Companies”), a real estate development company which operates a fully integrated multifamily platform covering all aspects of the development process and includes membership interests in Altman Development Company, Altman-Glenewinkel Construction, and Altman Management Company, for a purchase price of $11.8 million. Simultaneously with this investment, BBX Capital Real Estate has agreed to acquire interests in the managing member of eight multifamily real estate developments affiliated with Altman Companies (the “Developments”) for an aggregate purchase price of $10.9 million, subject to adjustment based on the terms of the agreement.  BBX Capital Real Estate has also agreed, subject to various terms and conditions, to acquire an additional forty percent (40%) of the membership interests in Altman Companies for a purchase price of $9.4 million in approximately four years after the closing of the initial purchase. The seller, Joel Altman, can also, at his option, or in other predefined circumstances, require BBX Capital Real Estate to acquire the remaining ten percent (10%) interest in Altman Companies for $2.4 million.

BBX Capital Real Estate expects that Altman Companies will continue to operate primarily as a real estate developer with Joel Altman serving as its Chief Executive Officer. It is anticipated that, if the transaction is consummated, BBX

Capital Real Estate and Joel Altman will invest in future projects based on their relative ownership percentages in Altman Companies going forward.

Closing of the investment in Altman Companies and the Developments is subject to the satisfaction or waiver of certain conditions, including obtaining consents from lenders and investors in the Developments.

BBX Capital Real Estate remains focused on identifying additional investment opportunities and expanding its development pipeline.

Results of Operations

Information regarding the results of operations for BBX Capital Real Estate for the three and nine months ended September 30, 2018 and 2017 is set forth below (dollars in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Sales of real estate inventory	$7,478	-	7,478	17,138	-	17,138
Interest income	229	697	(468)	2,064	1,915	149
Net (losses) gains on sales of
real estate assets	(4)	(18)	14	4,798	1,668	3,130
Other	576	964	(388)	2,024	3,023	(999)
Total revenues	8,279	1,643	6,636	26,024	6,606	19,418
Cost of real estate inventory sold	4,655	-	4,655	11,283	-	11,283
Recoveries from loan losses, net	(443)	(2,005)	1,562	(7,236)	(6,098)	(1,138)
Asset impairments, net	191	1,233	(1,042)	340	1,278	(938)
Selling, general and
administrative expenses	2,304	3,099	(795)	7,165	8,002	(837)
Total costs and expenses	6,707	2,327	4,380	11,552	3,182	8,370
Equity in net earnings of
unconsolidated joint ventures	373	2,105	(1,732)	1,165	8,428	(7,263)
Income before income taxes	$1,945	1,421	524	15,637	11,852	3,785

BBX Capital Real Estate’s income before income taxes for the three months ended September 30, 2018 compared to the same 2017 period increased by $0.5 million primarily due to the following:

•	Net profits from the sale of 83 developed lots to homebuilders at the Beacon Lake Community development during the 2018 period; and
•	A decrease in asset impairments on commercial land parcels; partially offset by
•

A net decrease in equity in earnings of unconsolidated joint ventures primarily due to the CC Homes Bonterra joint venture's completion of sales in its 394 single-family home community development during late 2017; and

•	A decrease in recoveries from loan losses during the 2018 period as loans in the legacy asset portfolio are collected and the overall balance of the portfolio declines.

BBX Capital Real Estate’s income before taxes for the nine months ended September 30, 2018 compared to the same 2017 period increased by $3.8 million primarily due to the following:

•	Net profits from the sale of 205 developed lots to homebuilders at the Beacon Lake Community development during the 2018 period;
•	A net increase in gains on the sales of real estate assets primarily due to the recognition of a $3.1 million net gain upon the sale of a student housing complex during the first quarter of 2018;
•	An increase in recoveries from loan losses during the 2018 period associated with the repayment or settlement of various charged off loans; and
•	A decrease in asset impairments on commercial land parcels; partially offset by

•	A net decrease in equity in earnings of unconsolidated joint ventures primarily due to the CC Homes Bonterra joint venture’s completion of sales in its development during late 2017.

Renin Reportable Segment

Segment Description

Renin is engaged in the design, manufacture, and distribution of specialty doors, door systems and hardware, and home décor products in the United States and Canada and operates through its headquarters in Canada and two manufacturing and distribution facilities in the United States and Canada. In addition to its own manufacturing, Renin also sources various products and raw materials from China.

Current Trends and Developments

During 2018, Renin has continued to experience a shift in its customer mix toward retail customers, while its barn door product has increased as a percentage of its overall product mix. In particular, during the nine months ended September 30, 2018, retail, commercial and direct installation trade sales as a percentage of total gross trade sales were 57%, 32%, and 11%, respectively, as compared to 49%, 37%, and 14% during the same 2017 period, which primarily reflects a decrease in commercial and direct installation trade sales and an increase in sales to e-commerce retail customers. During the nine months ended September 30, 2018, Renin’s barn door sales as a percentage of total gross sales increased to 30% from 19% during the same 2017 period, which reflects an overall increase in barn door sales and a decrease in sales across various other product types, including closet doors and hardware and direct installation sales.

Although they did not have a significant impact on Renin’s results of operations for the nine months ended September 30, 2018, tariffs on goods imported from Canada and China could have a material impact on Renin’s operations. However, the ultimate impact of such tariffs is uncertain at this time.

Results of Operations

Information regarding the results of operations for Renin for the three and nine months ended September 30, 2018 and 2017 is set forth below (dollars in thousands):

		For the Three Months Ended September 30,			For the Nine Months Ended September 30,
		2018	2017	Change	2018	2017	Change
Trade sales		$15,330	16,463	(1,133)	47,205	51,447	(4,242)
Cost of trade sales		(12,306)	(13,509)	1,203	(38,454)	(41,332)	2,878
Gross margin		3,024	2,954	70	8,751	10,115	(1,364)
Interest expense		157	161	(4)	497	343	154
Selling, general and
administrative expenses		2,250	2,598	(348)	7,641	8,404	(763)
Foreign exchange (gain) loss		(76)	105	(181)	(91)	312	(403)
Total costs and expenses		2,331	2,864	(533)	8,047	9,059	(1,012)
Income before income taxes		$693	90	603	704	1,056	(352)
Gross margin percentage	%	19.73	17.94	1.79	18.54	19.66	(1.12)
SG&A as a percent of trade sales	%	14.68	15.78	(1.10)	16.19	16.34	(0.15)

Renin’s income before income taxes for the three months ended September 30, 2018 compared to the same 2017 period increased by $0.6 million primarily due to the following:

•	An increase in the gross margin percentage attributable to cost saving initiatives at its manufacturing facilities; and
•	A decrease in selling, general and administrative expenses attributable to a reduction in headcount and lower consulting expenses; partially offset by

•

A decrease in trade sales primarily due to the impact of lower sales to customers in its commercial and direct installation channels and higher rebates and promotional discounts, partially offset by an increase in sales to retail customers.

Renin’s income before income taxes for the nine months ended September 30, 2018 compared to the same 2017 period decreased by $0.4 million primarily due to the following:

•

A decrease in trade sales primarily due to the above mentioned impact of lower sales to customers in its commercial and direct installation channels and higher rebates and promotional discounts, partially offset by an increase in sales to retail customers; and

•	An overall decrease in the gross margin percentage primarily due to promotional discounts provided to a customer to sell excess barn door inventory; partially offset by
•	A decrease in selling, general and administrative expenses primarily due to the above mentioned reduction in headcount and lower consulting expenses; and
•	A decrease in foreign currency losses.

BBX Sweet Holdings Reportable Segment

Segment Description

BBX Sweet Holdings is engaged in the acquisition and management of businesses in the confectionery industry, including manufacturers, wholesalers, and retailers of chocolate, hard candy, and confectionery products.

Current Trends and Developments

In June 2017, BBX Sweet Holdings acquired IT’SUGAR, a specialty candy retailer which currently has over 90 retail locations in 26 states and Washington, DC. IT’SUGAR’s products include bulk candy, giant candy packaging, and novelty items that are sold at its retail locations, which include a mix of high-traffic resort and entertainment, lifestyle, mall/outlet, and urban locations. During 2018, IT’SUGAR opened three new retail stores and plans to open a fourth by the end of 2018.

During 2018, BBX Sweet Holdings exited its manufacturing facility in Utah and reduced the headcount at its corporate office, which resulted in the recognition of various costs, including severance costs for certain employees, lease obligations, and impairments of property and equipment.

In addition, the Company is continuing to evaluate the remaining operations of BBX Sweet Holdings’ wholesale business. To the extent that the Company decides to divest of or otherwise exit these wholesale operations, BBX Sweet Holdings may recognize additional impairment charges and incur additional costs in 2018 or in future periods. As of September 30, 2018, the net book value of the operations under evaluation was $8.6 million, and the total estimated future minimum rental payments for operating leases was $0.6 million.

Results of Operations

Information regarding the results of operations for BBX Sweet Holdings for the three and nine months ended September 30, 2018 and 2017 is set forth below (dollars in thousands):

		For the Three Months Ended September 30,			For the Nine Months Ended September 30,
		2018	2017	Change	2018	2017(1)	Change
Trade sales		$26,181	28,255	(2,074)	72,442	44,922	27,520
Interest income		15	1	14	46	3	43
Other revenue		101	14	87	155	27	128
Total revenues		26,297	28,270	(1,973)	72,643	44,952	27,691
Cost of trade sales		15,542	18,301	(2,759)	46,707	32,441	14,266
Interest expense		50	85	(35)	238	255	(17)
Assets impairments, net		-	273	(273)	187	273	(86)
Selling, general and
administrative expenses		10,666	10,879	(213)	34,099	20,638	13,461
Total costs and expenses		26,258	29,538	(3,280)	81,231	53,607	27,624
Income (loss) before income taxes		$39	(1,268)	1,307	(8,588)	(8,655)	67
Gross margin percentage	%	40.64	35.23	5.41	35.52	27.78	7.74
SG&A as a percent of trade sales	%	40.74	38.50	2.24	47.07	45.94	1.13

(1)	BBX Sweet Holdings acquired IT’SUGAR in June 2017.

BBX Sweet Holdings’ income (loss) before income taxes for the three months ended September 30, 2018 compared to the same 2017 period improved by $1.3 million primarily due to the following:

•

A decrease in cost of trade sales and selling, general and administrative expenses, partially offset by a decline in trade sales, as a result of the exit of the manufacturing facility in Utah and the reduction in headcount at BBX Sweet Holdings’ corporate office; partially offset by

•

A decline in income before income taxes from IT’SUGAR of $0.8 million primarily associated with higher selling, general and administrative expenses that reflect costs associated with hiring new executives.

BBX Sweet Holdings’ loss before income taxes for the nine months ended September 30, 2018 compared to the same 2017 period declined by $0.1 million primarily due to the following:

•

A loss before income taxes from IT’SUGAR’s operations for the 2018 period, which reflects the seasonal nature of its trade sales as the 2017 period does not reflect IT’SUGAR’s seasonal operating losses during the first half of 2017 due to the timing of the acquisition in June 2017; and

•

The recognition of $2.1 million in costs, including severance costs, lease obligations, and impairments of property and equipment in 2018, in connection with the exit of the manufacturing facility in Utah and the reduction in headcount at BBX Sweet Holdings’ corporate office; partially offset by

•

An overall decrease in costs associated with BBX Sweet Holdings’ manufacturing business as a result of the above mentioned closure of the manufacturing facility in Utah and costs incurred in 2017 in connection with the consolidation of manufacturing facilities in Florida; and

•	A decrease of $1.2 million in the operating losses associated with Hoffman’s Chocolates.

Information regarding the results of operations of IT’SUGAR that are included in BBX’s Sweet Holdings’ results of operations for the three and nine months ended September 30, 2018 and 2017 is set forth below (dollars in thousands):

		For the Three Months Ended September 30,			For the Nine Months Ended September 30,
		2018	2017	Change	2018	2017(1)	Change
Trade sales		$22,688	22,590	98	58,967	26,876	32,091
Other revenue		99	13	86	134	15	119
Total revenues		22,787	22,603	184	59,101	26,891	32,210
Cost of trade sales		12,237	12,283	(46)	34,020	14,391	19,629
Selling, general and
administrative expenses		8,987	7,994	993	25,558	9,498	16,060
Total costs and expenses		21,224	20,277	947	59,578	23,889	35,689
Income (loss) before income taxes		$1,563	2,326	(763)	(477)	3,002	(3,479)
Gross margin percentage	%	46.06	45.63	0.44	42.31	46.45	(4.15)
SG&A as a percent of trade sales	%	39.61	35.39	4.22	43.34	35.34	8.00

(1)	BBX Sweet Holdings acquired IT’SUGAR in June 2017.

We anticipate that BBX Sweet Holdings will continue to generate losses during the fourth quarter of 2018. Additionally, if BBX Sweet Holdings’ operations do not meet expectations, the Company decides to exit certain of its operations, or there is a downturn in the confectionery industry, BBX Sweet Holdings may recognize additional costs, including goodwill and other intangible assets impairment charges, in future periods.

Corporate Expenses & Other

Information regarding Corporate Expense & Other for the three and nine months ended September 30, 2018 and 2017 is set forth below (dollars in thousands):

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2018	2017	Change	2018	2017	Change
Corporate selling, general and
administrative expenses	$16,089	15,450	639	46,512	46,545	(33)
Interest expense	2,915	2,379	536	8,127	8,403	(276)
Net gains on cancellation of
junior subordinated debentures	-	-	-	-	(6,929)	6,929
Reimbursements of litigation
costs and penalty	-	(2,113)	2,113	-	(11,719)	11,719
Other income, net	(2,538)	(748)	(1,790)	(6,330)	(1,753)	(4,577)
Total corporate expenses and other	$16,466	14,968	1,498	48,309	34,547	13,762

Corporate Expenses & Other in the Company’s segment information consists of the following:

•	BBX Capital’s corporate selling, general and administrative expenses;
•	Woodbridge’s interest expense associated with its junior subordinated debentures;
•	BBX Capital’s interest expense associated with its $80.0 million note payable to Bluegreen, the Iberia $50.0 million revolving line of credit, and its redeemable 5% cumulative preferred stock;
•	The Company’s activities related to its MOD Pizza franchise operations; and
•	The activities associated with a restaurant acquired in connection with a loan receivable default.

Corporate Expenses & Other for the nine months ended September 30, 2017 also included $6.9 million of net gains on the cancellation of Woodbridge’s junior subordinated debentures, $7.1 million of insurance carrier reimbursements from litigation costs, and the reimbursement of a $4.6 million fine previously paid in connection with the SEC civil litigation against BCC.

Corporate Selling, General, and Administrative Expenses

BBX Capital’s corporate selling, general and administrative expenses consist primarily of expenses associated with administering the various support functions at its corporate headquarters, including executive compensation, accounting, legal, human resources, risk management, investor relations and executive offices, as well as operating and start-up expenses for the Company’s MOD Pizza franchise restaurants and the expenses associated with a restaurant acquired in connection with a loan default.

BBX Capital’s corporate selling, general, and administrative expenses for the three months ended September 30, 2018 compared to the same period in 2017 increased by $0.6 million primarily due to higher costs associated with the Company’s MOD Pizza franchise operations.  BBX Capital’s corporate selling, general, and administrative expenses for the nine months ended September 30, 2018 compared to the same period in 2017 remained relatively unchanged; however, significant changes in certain components included the following:

•	$2.7 million of transaction costs incurred in 2017 in connection with the acquisition of IT’SUGAR; and
•	Legal costs incurred in 2017 associated with the resolution of the SEC civil action; partially offset by
•

Higher costs associated with the Company’s MOD Pizza franchise operations, including the expenses of operating five restaurant locations, and expenses associated with a restaurant acquired in connection with a loan receivable default.

Interest Expense

Woodbridge’s interest expense on its junior subordinated debentures was $1.1 million and $3.0 million during the three and nine months ended September 30, 2018, respectively, compared to $0.9 million and $2.4 million, respectively, during the same periods in 2017, as higher LIBOR interest rates during 2018 were partially offset by the impact of lower average outstanding principal balances resulting from the cancellation of $18.8 million of the debentures in February 2017.

BBX Capital’s interest expense on the $80.0 million note payable to Bluegreen, which is eliminated in the Company’s condensed consolidated statements of operations, was $1.2 million for both the three months ended September 30, 2018 and 2017 and $3.6 million and $5.2 million for the nine months ended September 30, 2018 and 2017, respectively. The decrease in interest expense for the nine months ended September 30, 2018 compared to the same 2017 period was due to the reduction in the interest rate on the note payable from 10% per annum to 6% per annum on July 1, 2017.

BBX Capital’s interest expense on the Iberia $50.0 million revolving line of credit issued in March 2018 was $0.5 million and $0.9 million for the three and nine months ended September 30, 2018. Interest expense associated with the Company’s redeemable 5% cumulative preferred stock was $0.2 million and $0.3 million for the three months ended September 30, 2018 and 2017, respectively, and $0.7 million and $0.9 million for the nine months ended September 30, 2018 and 2017, respectively.

Other Income, net

Other income, net consists of investment interest income, other fee revenue, and the gross profits earned on restaurant operations, which includes total revenues and costs of trade sales associated with the Company’s MOD Pizza franchise operations and a restaurant acquired in connection with a loan receivable default and excludes selling, general and administrative expenses associated with such operations. For the three and nine months ended September 30, 2018, gross profits from restaurant operations were $1.2 million and $3.6 million, respectively.

MOD Pizza Franchise Operations

In 2016, the Company entered into area development agreements with MOD Pizza with an opportunity to develop up to approximately 60 MOD Pizza franchised restaurant locations throughout Florida over the next several years. Through November 5, 2018, six locations have been opened, and the Company expects to open two additional stores during the remainder of 2018. The Company is currently evaluating the rate at which it is opening new stores and may adjust the rate of growth in the future.

The Company’s MOD Pizza franchise operations generated net losses before taxes of $1.4 million and $0.7 million during the three months ended September 30, 2018 and 2017, respectively, and $3.2 million and $1.6 million during the nine months ended September 30, 2018 and 2017, respectively. The higher net losses in the 2018 periods were primarily attributable to selling, general, and administrative expenses, including compensation costs associated with store employees and operations, human resource, marketing, and finance personnel that were hired to establish initial restaurant operations, as well as costs associated with store openings and the review of potential restaurant sites. During the three and nine months ended September 30, 2018, the selling, general and administrative expenses were partially offset by sales generated from the five restaurant locations that were opened as of September 30, 2018. On average, for each of the five restaurant locations opened, the Company incurred approximately $0.8 million in capital expenditures, net of anticipated tenant improvement allowances, and approximately $0.2 million in store opening costs.

As the Company develops the portfolio of MOD Pizza restaurant locations over the next several years, it expects to continue to incur net losses and capital expenditures due to the expected costs of opening new locations.

Provision for Income Taxes

The Company’s effective income tax rate was approximately 36% during the nine months ended September 30, 2018, excluding a discrete income tax expense of $2.8 million related to an adjustment to the provisional tax benefit recognized during the year ended December 31, 2017 associated with the Tax Reform Act, as compared to 44% during the nine months ended September 30, 2017, which reflects the favorable impact of the reduction in the federal corporate tax rate from 35% to 21% commencing on January 1, 2018. The Company’s effective tax rates for the 2018 and 2017 periods were higher than the applicable federal income tax rates of 21% and 35%, respectively, due to nondeductible compensation to covered employees and state income taxes

See Note 10 – Income Taxes under Item 1 included in this report for additional information with respect to the Company’s effective income tax rate and the provisional tax benefit recognized during the year ended December 31, 2017 in connection with the enactment of the Tax Reform Act in December 2017.

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

Net income attributable to noncontrolling interests was $5.8 million and $3.4 million during the three months ended September 30, 2018 and 2017, respectively, and $16.3 million and $9.5 million during the nine months ended September 30, 2018 and 2017, respectively. The increase in net income attributable to noncontrolling interests for the three and nine months ended September 30, 2018 compared to the same 2017 periods was primarily due to Bluegreen’s IPO, which resulted in a decrease of BBX Capital’s ownership in Bluegreen’s common stock from 100% to 90%.

Consolidated Financial Condition

Consolidated Assets and Liabilities

Total assets at September 30, 2018 and December 31, 2017 were $1.7 billion and $1.6 billion, respectively. The primary changes in the components of total assets are summarized below:

•

Increase in cash was primarily generated by Bluegreen’s operations, real estate sales proceeds, legacy loan recoveries, and borrowings, partially offset by purchases of inventory and property and equipment and the repurchase of 6,486,486 shares of BBX Capital’s Class A Common Stock;

•	Increase in VOI inventory was primarily the result of Bluegreen’s acquisition and development of inventory during 2018, including its acquisition of the Éilan Hotel & Spa in April 2018;
•	Decrease in real estate was primarily related to the sale of a student housing complex, sales of land parcels, and closings on developed lots to homebuilders at the Beacon Lake Community development;

•	Decrease in investment in unconsolidated real estate joint ventures reflects $11.8 million of distributions received, partially offset by $1.2 million in equity in earnings; and
•

Increase in property and equipment was primarily the result of purchases of property and equipment by Bluegreen and the acquisition of leasehold improvements and equipment in connection with the opening of MOD Pizza restaurant locations.

Total liabilities at September 30, 2018 and December 31, 2017 were $1.0 billion and $935.4 million, respectively. The primary changes in components of total liabilities are summarized below:

•	Increase in escrow deposits associated with an increase in Bluegreen customer deposits held in escrow and cash collected on pledged notes receivable not yet remitted to lenders;
•

Increase in notes payable and other borrowings was primarily due to borrowings at Bluegreen to acquire inventory and property and equipment, as well as $30.0 million of borrowings to partially fund the repurchase of 6,486,486 shares of BBX Capital’s Class A Common Stock;

•

Decrease in redeemable 5% cumulative preferred stock was due to the redemption of 5,000 shares of preferred stock in exchange for the cancellation of a $5 million note receivable from the holders of the preferred stock; and

•	Increase in deferred income tax liability associated with the reduction in net operating loss carryforward amounts.

Consolidated Cash Flows

A summary of our consolidated cash flows is set forth below (in thousands):

	For the Nine Months Ended
	September 30,
	2018	2017
Cash flows provided by operating activities	$43,587	53,180
Cash flows provided by (used in) investing activities	961	(55,516)
Cash flows used in financing activities	(28,573)	(18,122)
Net increase (decrease) in cash, cash equivalents and restricted cash	$15,975	(20,458)
Cash, cash equivalents and restricted cash at beginning of period	409,247	346,317
Cash, cash equivalents and restricted cash at end of period	$425,222	325,859

Cash Flows provided by Operating Activities

The Company’s operating cash flows decreased $9.6 million during the nine months ended September 30, 2018 compared to same 2017 period. The decrease was primarily due to increased spending on the acquisition and development of inventory by Bluegreen in the 2018 period and lower operating distributions from unconsolidated real estate joint ventures primarily as a result of the CC Homes Bonterra joint venture's completion of sales in its 394 single-family home community development during late 2017.

Cash Flows provided by/used in Investing Activities

The Company’s investing cash flows increased by $56.5 million during the nine months ended September 30, 2018 compared to the same period in 2017. The increase reflects the $58.4 million of cash paid for the acquisition of IT’SUGAR in June 2017 as well as an increase in cash distributions from unconsolidated real estate joint ventures, proceeds received from the sale of real estate held-for-sale, and the repayment and settlement of loans receivable in 2018, partially offset by increased capital expenditures at Bluegreen, including expenditures related to sales office expansions and information technology, and purchases of leasehold improvements and equipment for MOD Pizza restaurant locations in 2018.

Cash Flows used in Financing Activities

The Company’s financing cash flows decreased by $10.5 million during the nine months ended September 30, 2018 compared to the same period in 2017. The decrease was primarily the result of $60.1 million paid for the purchase of 6,486,486 shares of BBX Capital’s Class A Common Stock partially offset by $30.0 million of borrowings on the Company’s Iberia’s $50.0 million line of credit and other borrowings for the purchase of VOI inventory and property and equipment.

Commitments

The Company’s material commitments as of September 30, 2018 included the required payments due on its receivable-backed debt, notes payable and other borrowings, junior subordinated debentures, commitments to complete certain projects based on its sales contracts with customers, subsidy advances to certain HOAs, and commitments under non-cancelable operating leases.

The following table summarizes the contractual minimum principal and interest payments required on all of the Company’s outstanding debt and payments required on non-cancelable operating leases by period due date, as of September 30, 2018 (in thousands):

	Payments Due by Period
					Unamortized
					Debt
	Less than	1 — 3	4 — 5	After 5	Issuance
Contractual Obligations	1 year	Years	Years	Years	Costs	Total
Receivable-backed notes payable	$-	6,045	111,190	321,209	(4,994)	433,450
Notes payable and other
borrowings	66,821	31,315	87,304	14,014	(2,277)	197,177
Jr. subordinated debentures	-	-	-	177,129	(40,898)	136,231
Noncancelable operating leases	26,678	45,835	37,215	37,760	-	147,488
Total contractual obligations	93,499	83,195	235,709	550,112	(48,169)	914,346

Interest Obligations (1)
Receivable-backed notes payable	17,258	34,369	29,941	79,103	-	160,671
Notes payable and other
borrowings	8,989	12,493	3,523	5,283	-	30,288
Jr. subordinated debentures	12,043	24,084	24,084	149,538	-	209,749
Total contractual interest	38,290	70,946	57,548	233,924	-	400,708
Total contractual obligations	$131,789	154,141	293,257	784,036	(48,169)	1,315,054

(1)	Assumes that the scheduled minimum principal payments are made in accordance with the table above and the interest rate on variable rate debt remains the same as the rate at September 30, 2018.

In lieu of paying maintenance fees for unsold VOI inventory, Bluegreen provides subsidies to certain HOAs to provide funds to operate and maintain vacation ownership properties in excess of assessments collected from owners of the VOIs. During the nine months ended September 30, 2018, Bluegreen made payments related to such subsidies of $2.2 million. As of September 30, 2018, Bluegreen was providing subsidies to ten HOAs and had $6.2 million accrued for such subsidies, which is included in other liabilities in the Company’s condensed consolidated statement of financial condition.  As of September 30, 2018, Bluegreen had no commitments to purchase VOI inventory.

In September 2017, Bluegreen entered into an agreement with a former executive in connection with his retirement. Pursuant to the terms of the agreement, Bluegreen agreed to make payments totaling approximately $2.9 million through March 2019. As of September 30, 2018, $1.2 million remained payable under this agreement. In addition, during the second half of 2017, Bluegreen implemented an initiative designed to streamline its operations in certain areas to facilitate future growth. Such initiative resulted in $5.8 million of severance accrued as of December 31, 2017 and $0.4 million accrued as of September 30, 2018 which amounts are included in other liabilities in the Company condensed consolidated statement of financial condition as of such dates.

During 2016, the Company entered into a severance arrangement with an executive. Under the terms of the arrangement, the executive will receive $3.7 million over a three year period ending in August 2019. As of September 30, 2018, $0.9 million remained to be paid under this agreement.

A wholly-owned subsidiary of BBX Capital has opened, and may continue to open, MOD Pizza restaurant locations, which involves entering into lease agreements for such locations. BBX Capital has guaranteed performance on certain lease agreements for these locations and may be required to guarantee performance on additional lease agreements for new locations.

The Company believes that its existing cash, anticipated cash generated from operations, anticipated future permitted borrowings under existing or future credit facilities, and anticipated future sales of notes receivable under existing, future or replacement purchase facilities will be sufficient to meet its debt service requirements, including the contractual payment of the obligations set forth above, for the foreseeable future, subject to the success of the Company’s ongoing business strategy and the ongoing availability of credit. The Company will continue its efforts to renew, extend or replace any credit and receivables purchase facilities that have expired or that will expire in the near term. The Company may, in the future, also obtain additional credit facilities and may issue corporate debt or equity securities. Any debt incurred or issued may be secured or unsecured, bear interest at fixed or variable rates, and be subject to such terms as the lender may require. In addition, the Company’s efforts to renew or replace credit facilities or receivables purchase facilities which have expired or which are scheduled to expire in the near term may not be successful, and sufficient funds may not be available from operations or under existing, proposed or future revolving credit or other borrowing arrangements or receivables purchase facilities to meet cash needs, including debt service and other contractual obligations. To the extent the Company is unable to sell notes receivable or borrow under such facilities, the Company’s ability to satisfy its obligations would be materially adversely affected.

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

Bluegreen has an exclusive marketing agreement with Bass Pro, a nationally-recognized retailer of fishing, marine, hunting, camping and sports gear, that provides Bluegreen with the right to market and sell vacation packages at kiosks in each of Bass Pro’s retail locations and through certain other means. As of September 30, 2018, Bluegreen was selling vacation packages in 69 of Bass Pro’s stores. Bluegreen compensates Bass Pro based on VOI sales generated through the program. No compensation is paid to Bass Pro under the agreement on sales made at Bluegreen/Big Cedar Vacations’ resorts. During the nine months ended September 30, 2018 and 2017, VOI sales to prospects and leads generated by the agreement with Bass Pro accounted for approximately 14% and 15%, respectively, of Bluegreen’s VOI sales volume. On October 9, 2017, Bass Pro advised Bluegreen that it believed the amounts paid to it as VOI sales commissions should not have been adjusted for certain purchaser defaults. Bluegreen previously had informed Bass Pro that the aggregate amount of such adjustments for defaults charged back to Bass Pro between January 2008 and June 2017 totaled approximately $4.8 million. While Bluegreen believed and continues to believe that these adjustments were appropriate and consistent with both the terms and the intent of the agreements with Bass Pro, in October 2017, in order to demonstrate its good faith, Bluegreen paid the amount at issue to Bass Pro pending future resolution of the matter. Bluegreen has continued to make payments to Bass Pro as it believes appropriate and consistent with the agreements, which continue to be adjusted for defaults, and Bass Pro has accepted these payments as historically calculated. Subsequently and again more recently, Bass Pro has raised issues regarding adjustments for defaults and requested additional information regarding the calculation of commissions payable to Bass Pro and other amounts payable under the agreements, including reimbursements paid to Bluegreen, as well as regarding the operations of Bluegreen/Big Cedar Vacations. The issues raised by Bass Pro have not impacted current operations under the marketing agreement or relative to Bluegreen/Big Cedar Vacations. Bluegreen has formally responded to

Bass Pro with its view on these matters and intends to provide Bass Pro with all appropriately requested information. Bluegreen’s agreements with Bass Pro provide that, in the event of any dispute or disagreement between the parties, either party may give notice and thereafter the CEOs of the parties are required to communicate promptly with each other with a view to resolving the dispute or disagreement. Accordingly, it is anticipated that such process will be followed in good faith and that the parties will appropriately resolve any issues. While Bluegreen does not believe that any material additional amounts are due to Bass Pro as a result of these matters, its future results could be impacted by any change in the calculations utilized in connection with payments or reimbursements required under the agreements or if Bluegreen is unable to resolve the issue.

Off-balance-sheet Arrangements

BBX Capital guarantees certain obligations of its wholly-owned subsidiaries and unconsolidated real estate joint ventures, which are not included in the contractual obligations table above, and also guarantees certain of the obligations in the above table as described in further detail in Item 1 – Note 11 of this report.

Liquidity and Capital Resources

BBX Capital and Subsidiaries, excluding Bluegreen

As of September 30, 2018 and December 31, 2017, the Company, excluding Bluegreen, had cash, cash equivalents, and short-term investments of approximately $174.1 million and $165.2 million, respectively. Management believes that BBX Capital has sufficient liquidity from the sources described below to fund operations, including its anticipated working capital, capital expenditure, and debt service requirements, for the foreseeable future, subject to the success of the Company’s ongoing business strategy and the ongoing availability of credit.

BBX Capital’s principal sources of liquidity are its available cash and short-term investments, distributions received from Bluegreen, borrowings from its $50.0 million IberiaBank revolving line of credit, distributions from unconsolidated real estate joint ventures, funds obtained from loan recoveries and sales of real estate, and income from income producing real estate.

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

BBX Capital expects that it will receive dividends from time to time from Bluegreen. BBX Capital received from Bluegreen dividends totalling $10.1 million and $30.3 million during the three and nine months ended September 30, 2018, respectively. On October 17, 2018, Bluegreen declared a quarterly cash dividend payable in the fourth quarter of 2018 of $0.15 per share on its common stock. Bluegreen has indicated that it intends to pay regular quarterly dividends on its common stock subject to the discretion of its board of directors. The ultimate payment of such dividends will be based upon factors that the Bluegreen board deems to be appropriate, including Bluegreen’s operating results, financial condition, cash position, and operating and capital needs. Dividends from Bluegreen are also dependent on restrictions contained in Bluegreen’s debt facilities. Except as otherwise noted, the debts and obligations of Bluegreen are not direct obligations of BBX Capital and generally are non-recourse to BBX Capital. Similarly, the assets of Bluegreen are not available to BBX Capital, absent a dividend or distribution. Furthermore, certain of Bluegreen’s credit facilities contain terms which could limit the payment of cash dividends without the lender’s consent or waiver, and Bluegreen may only pay dividends subject to such restrictions as well as the declaration of dividends by its board of directors. As a consequence, BBX Capital may not receive dividends from Bluegreen consistent with prior periods, in the time frames or amounts anticipated, or at all.

BBX Capital may also receive funds from its subsidiaries, including Bluegreen, in connection with its tax sharing agreement to the extent that the subsidiary utilizes BBX Capital’s tax benefits in BBX Capital’s consolidated tax return. During the three and nine months ended September 30, 2018, BBX Capital received $7.1 million and $21.0 million, respectively, of tax sharing payments from Bluegreen.

Anticipated and Potential Liquidity Requirements

BBX Capital expects to use its available funds for operations and general corporate purposes (including working capital, capital expenditures, and debt service requirements and the Company’s other commitments described above), to make additional investments in real estate opportunities, middle market operating businesses, or other opportunities, to declare and pay cash dividends on the Company’s common stock, or to repurchase shares of its common stock pursuant to its share repurchase program.

During the first nine months of 2018, IT’SUGAR has opened three retail stores and expects to open an additional store in November 2018. Additionally, during 2019, IT’SUGAR currently anticipates renovating certain existing stores and opening four to six new stores. In connection with the anticipated store opening in November 2018, as well as the renovation of various existing stores and expected store openings during 2019, IT’SUGAR expects to incur approximately $6.0 million to  $6.5 million of capital expenditures, net of tenant allowance reimbursements, during the remainder of 2018 and 2019.

The Company previously disclosed its plans to open a total of up to 60 MOD Pizza restaurant locations throughout Florida over the next several years. Through November 5, 2018, six locations have been opened, and the Company expects to open two additional stores during the remainder of 2018. The Company is currently evaluating the rate at which it is opening new stores and may adjust the rate of growth in the future. The Company expects to incur an aggregate of $2.0 million to $3.0 million of capital expenditures, net of tenant allowance reimbursements, to open locations during the remainder of 2018.

In October 2018, the Company entered into an agreement pursuant to which it has agreed, subject to the satisfaction or waiver of the conditions to closing, to acquire a fifty percent (50%) membership interest in Altman Companies, a real estate development company which operates a fully integrated multifamily platform covering all aspects of the development process and which includes membership interests in Altman Development Company, Altman-Glenewinkel Construction, and Altman Management Company, for a purchase price of $11.8 million. Simultaneously with this investment, the Company has agreed to acquire interests in the managing member of eight multifamily real estate developments affiliated with Altman Companies (the “Developments”) for an aggregate purchase price of $10.9 million, subject to adjustment based on the terms of the agreement.  The Company has also agreed, subject to various terms and conditions, to acquire an additional forty percent (40%) of the membership interests in Altman Companies for a purchase price of $9.4 million in approximately four years after the closing of the initial purchase. The seller, Joel Altman, can also, at his option, or in other predefined circumstances, require the Company to acquire the remaining ten percent (10%) interest in Altman Companies for $2.4 million. Closing of the investment in Altman Companies and the Developments is subject to the satisfaction or waiver of certain conditions, including obtaining consents from lenders and investors in the Developments.

BBX Capital has previously indicated its intention to declare regular quarterly dividends on its Class A and Class B Common Stock and declared cash dividends of $0.03 per share on its common stock, or $3.0 million in the aggregate, during the nine months ended September 30, 2018. However, future declaration and payment of cash dividends with respect to the Company’s common stock, if any, will be determined in light of the then-current financial condition of the Company, its operating and capital needs, and other factors deemed relevant by the board of directors.

On June 13, 2017, BBX Capital’s board of directors approved a share repurchase program which authorizes the repurchase of a total of up to 5,000,000 shares of the Company’ Class A Common Stock and Class B Common Stock at an aggregate cost of no more than $35.0 million. This program replaces the Company’s prior repurchase program and authorizes management, at its discretion, to repurchase shares from time to time subject to market conditions and other factors. During the nine months ended September 30, 2018, the Company has not repurchased any shares under the program. However, in April 2018, BBX Capital completed a cash tender offer pursuant to which it purchased 6,486,486 shares of its Class A Common Stock at a purchase price of $9.25 per share for an aggregate purchase price of approximately $60.1 million. The shares purchased in the tender offer, which was not conducted under the Company’s share repurchase program, represented approximately 7.6% of the total number of outstanding shares of

BBX Capital’s Class A Common Stock and 6.3% of BBX Capital’s total issued and outstanding equity (which includes the issued and outstanding shares of BBX Capital’s Class B Common Stock) as of April 19, 2018.

As of September 30, 2018, the Company had outstanding 10,000 shares of 5% Cumulative Preferred Stock with a stated value of $1,000 per share which are subject to mandatory redemption, of which 5,000 shares are required to be redeemed on December 31, 2019 and the remaining shares are required to be redeemed on December 31, 2020.

In April 2015, BBX Capital borrowed $80.0 million from a wholly-owned subsidiary of Bluegreen. Payments of interest are required on a quarterly basis, with the entire $80.0 million principal balance and accrued interest being due and payable in April 2020. This debt currently accrues interest at a per annum rate of 6% with quarterly interest payments to Bluegreen of $1.2 million, and BBX Capital may be required to repay all or a portion of the $80.0 million borrowed from Bluegreen if Bluegreen is not in compliance with debt covenants under its debt instruments.

In addition to the note payable to Bluegreen, the Company has other indebtedness which is summarized in Commitments above. The Company’s indebtedness, including any future debt incurred by the Company, may make us more vulnerable to downturns in the economy and may subject the Company to covenants or restrictions on its operations and activities.

Credit Facilities with Future Availability

As of September 30, 2018, BBX Capital and certain of its subsidiaries had the following credit facilities with future availability, subject to eligible collateral and the terms of the facilities, as applicable.

Iberia $50.0 million Revolving Line of Credit. In March 2018, BBX Capital, BBX Sweet Holdings, Food for Thought Restaurant Group-Florida, LLC, BCC and Woodbridge, entered into a Loan and Security Agreement and related agreements with IberiaBank (“Iberia”), as administrative agent and lender, and City National Bank of Florida, as lender, which provide for a $50.0 million revolving line of credit. Amounts borrowed under the facility accrue interest at a floating rate of 30-day LIBOR plus a margin of 3.0% to 3.75% or the Prime Rate plus a margin of 1.50% to 2.25%. The applicable margin is based on BBX Capital’s debt to EBITDA ratio. Payments of interest only are payable monthly. The facility matures, and all outstanding principal and interest will be payable, on March 6, 2020, with twelve-month renewal options at BBX Capital’s request, subject to satisfaction of certain conditions. The facility is secured by a pledge of a percentage of BBX Capital’s membership interests in Woodbridge having a value of not less than $100.0 million. Borrowings under the facility may be used for business acquisitions, real estate investments, stock repurchases, letters of credit, and general corporate purposes.

Under the terms and conditions of the Loan and Security Agreement, BBX Capital is required to comply with certain financial covenants, including maintaining minimum unencumbered liquidity and complying with financial ratios related to fixed charge coverage and debt to EBITDA. The Loan and Security Agreement also contains customary affirmative and negative covenants, including those that, among other things, limit the ability of BBX Capital and the other borrowers to incur additional indebtedness and to make certain loans and investments. As of September 30, 2018, there was $30.0 million outstanding on the line of credit.

Toronto-Dominion Commercial Bank. In May 2017, Renin entered into a credit facility with TD Bank. Under the terms and conditions of the credit facility, TD Bank agreed to provide term loans for up to $1.7 million and loans under a revolving credit facility for up to approximately $16.3 million subject to certain terms and conditions. As of September 30, 2018, outstanding amounts under the term loan and revolving credit facility were $1.3 million and $8.1 million, respectively, and were bearing interest at an effective rate of 5.01% and 5.95%, respectively.

Bank of America Revolving Line of Credit. In August 2018, IT’SUGAR entered into a revolving credit facility with Bank of America. Under the terms and conditions of the credit facility, Bank of America has agreed to provide a revolving line of credit to IT’SUGAR for up to $4.0 million based on available collateral as defined by the credit facility and subject to IT’SUGAR’s compliance with the terms and conditions of the credit facility, including certain specific financial covenants. The revolving credit facility is available through August 2021 and amounts outstanding bear interest at a LIBOR daily floating rate plus 1.50% or a monthly LIBOR rate subject to the terms and conditions of the credit facility.  Payments of interest only will be payable monthly. There were no borrowings outstanding under the credit facility as of September 30, 2018.

Banc of America Leasing & Capital Equipment Note. In September 2018, IT’SUGAR entered into a Master Loan and Security Agreement with Banc of America Leasing & Capital, LLC which sets forth the terms and conditions pursuant to which IT’SUGAR may borrow funds to purchase equipment under one or more equipment security notes. The

Agreement contains customary representations and covenants, including the submission of quarterly and annual financial statements to the lender. Each equipment note constitutes a separate, distinct and independent financing of equipment and is secured by a security interest in the purchased equipment and is an unconditional contractual obligation of IT’SUGAR. As of September 30, 2018, there was one equipment note outstanding with a balance of $0.6 million.

Bluegreen

Bluegreen believes that it has sufficient liquidity from the sources described below to fund operations, including its anticipated working capital, capital expenditure, and debt service requirements, for the foreseeable future, subject to the success of its ongoing business strategy and the ongoing availability of credit.

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

While the vacation ownership business has historically been capital intensive and Bluegreen may from time to time pursue transactions or activities which may require significant capital investment and adversely impact cash flows, Bluegreen has generally sought to focus on the generation of  “free cash flow” (defined as cash flow from operating activities, less capital expenditures) by: (i) incentivizing sales associates and creating programs with third-party credit card companies to generate a higher percentage of sales in cash; (ii) maintaining sales volumes that focus on efficient marketing channels; (iii) limiting capital and inventory expenditures; (iv) utilizing sales and marketing, mortgage servicing, resort management services, title and construction expertise to pursue fee-based-service business relationships that generally require minimal up-front capital investment and have the potential to produce incremental cash flows; and (v) more recently, by selling VOIs obtained through  secondary market or JIT arrangements. In 2018, Bluegreen has invested more of its free-cash flow in additional sales offices and sales office expansions, as well as information technology expenditures, which Bluegreen expects to drive and support growth in future years. In addition, during April 2018, Bluegreen acquired the Éilan Hotel & Spa in San Antonio, Texas for $34.3 million, and borrowed $24.3 million to help fund the acquisition.

VOI sales are generally dependent upon providing financing to buyers. The ability to sell and/or borrow against notes receivable from VOI buyers has been a critical factor in Bluegreen’s continued liquidity. A financed VOI buyer is generally only required to pay a minimum of 10% of the purchase price in cash at the time of sale; however, selling, marketing and administrative expenses attributable to the sale are primarily cash expenses that generally exceed a buyer’s minimum required down payment. Accordingly, having financing facilities available for the hypothecation, sale or transfer of VOI notes receivable has been a critical factor in Bluegreen’s ability to meet its short and long-term cash needs. Bluegreen has attempted to maintain a number of diverse financing facilities. Historically, Bluegreen has relied on its ability to sell receivables in the term securitization market in order to generate liquidity and create capacity in its receivable facilities. In addition, maintaining adequate VOI inventory to sell and pursue growth into new markets has historically required Bluegreen to incur debt for the acquisition, construction and development of new resorts. The remaining development expenditures during 2018 are expected to be in a range of $5.0 million to $10.0 million, which primarily relate to Bluegreen/Big Cedar Vacations’ resorts and development at the Fountains resort in Orlando, Florida.

Bluegreen expects to seek to acquire or develop additional VOI inventory, which may increase acquisition and development expenditures as compared to prior periods and may involve or require the incurrence of additional debt.

In connection with its capital-light business activities, Bluegreen has entered into agreements with third-party developers that allow Bluegreen to buy VOI inventory, typically on a non-committed basis, prior to when Bluegreen intends to sell such VOIs. Bluegreen’s capital-light business strategy also includes secondary market sales, pursuant to which Bluegreen enters into secondary market arrangements with certain HOAs and others on a non-committed basis, which allows Bluegreen to acquire VOIs generally at a significant discount, as such VOIs are typically obtained by the HOAs through foreclosure in connection with maintenance fee defaults. Remaining acquisitions of JIT and secondary market inventory in 2018 are expected to range from $2.0 million to $5.0 million.

In addition, remaining capital expenditures in connection with sales and marketing facilities as well as for information technology capital expenditures are expected to be in a range of $10.0 million to $15.0 million in 2018.

Available funds may also be used to acquire other businesses or assets, invest in other real estate based opportunities, or to fund loans to affiliates or others.

In October 2018, Bluegreen completed the 2018-A Term Securitization, a private offering and sale of approximately $117.7 million of investment-grade, VOI receivable-backed notes (the "Notes"), including approximately $49.8 million of Class A Notes, approximately $33.1 million of Class B Notes and approximately $34.8 million of Class C Notes with interest rates of 3.77%, 3.95% and 4.44%, respectively, which blends to an overall weighted average interest rate of approximately 4.02%. The gross advance rate for this transaction was 87.2%. The Notes mature in February 2034. KeyBanc Capital Markets Inc. (“KeyCM”) and Barclays Capital Inc. acted as joint bookrunners and co-lead managers and were the initial purchasers of the Notes. KeyCM also acted as structuring agent for the transaction.

The amount of the VOI notes receivables sold or to be sold to BXG Receivables Note Trust 2018-A (the “Trust”) is approximately $135.0 million, approximately $109.0 million of which was sold to the Trust at closing and approximately $26.0 million of which is expected to be sold to the Trust prior to February 25, 2019. The gross proceeds of such sales to the Trust are anticipated to be approximately $117.7 million. A portion of the proceeds received at the closing was used to: repay KeyBank National Association (“KeyBank”) and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main (“DZ Bank”) approximately $49.2 million, representing all amounts outstanding (including accrued interest) under Bluegreen’s existing purchase facility with KeyBank and DZ Bank (the "KeyBank/DZ Purchase Facility"); repay Liberty Bank approximately $20.4 million under Bluegreen’s existing Liberty Bank Facility; repay Pacific Western Bank approximately $7.1 million under Bluegreen’s existing Pacific Western Bank Facility; capitalize a reserve fund; and pay fees and expenses associated with the transaction. The remainder of the proceeds from the 2018-A Term Securitization are expected to be used by Bluegreen for general corporate purposes. As a result of the facility repayments described above, following the closing of the 2018-A Term Securitization, (i) there were no amounts outstanding under the KeyBank/DZ Purchase Facility, which allows for maximum outstanding receivable-backed borrowings of $80.0 million on a revolving basis through December 31, 2019, (ii) there was approximately $19.1 million outstanding under the Liberty Bank Facility, which permits maximum outstanding receivable-backed borrowings of $50.0 million on a revolving basis through March 12, 2020, and (iii) there was approximately $9.6 million outstanding under the Pacific Western Bank Facility, which permits maximum outstanding receivable-backed borrowings of $40.0 million on a revolving basis through September 20, 2021, in each case, subject to eligible collateral and the other terms and conditions of each facility, respectively. Thus, subject to the foregoing, approximately $76.7 million in the aggregate was available under the KeyBank/DZ Purchase Facility, Liberty Bank Facility and Pacific Western Facility as a result of the repayments.

Further, subject to performance of the collateral, Bluegreen will receive any excess cash flows generated by the receivables transferred under the 2018-A Term Securitization (meaning excess cash after payments of customary fees, interest, and principal under the 2018-A Term Securitization) on a pro-rata basis as borrowers make payments on their VOI loans.

While ownership of the VOI receivables included in the 2018-A Term Securitization is transferred and sold for legal purposes, the transfer of these VOI notes receivables is accounted for as a secured borrowing for financial accounting purposes. Accordingly, no gain or loss was recognized as a result of the transaction.

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

Credit Facilities for Bluegreen Receivables with Future Availability

Bluegreen maintains various credit facilities with financial institutions which allow Bluegreen to borrow against or sell its VOI notes receivable. As of September 30, 2018, Bluegreen had the following credit facilities with future availability, all of which are subject to revolving availability terms during the advance period and therefore provide for additional availability as the facility is paid down, subject in each case to compliance with covenants, eligible collateral and applicable terms and conditions during the advance period (dollars in thousands):

	Borrowing Limit as of September 30, 2018	Outstanding Balance as of September 30, 2018	Availability as of September 30, 2018	Advance Period Expiration; Borrowing Maturity as of September 30, 2018	Borrowing Rate; Rate as of September 30, 2018
Liberty Bank Facility	$50,000	$40,392	$9,608	March 2020; March 2023	Prime Rate; floor of 4.00%; 5.00%
NBA Receivables Facility	70,000	40,297	29,703	September 2020; March 2025	30 day LIBOR + 2.75%; floor of 3.50%; 4.83%
Pacific Western Facility	40,000	17,081	22,919	September 2021; September 2024	30 day LIBOR+2.75% to 3.00%; 5.84%
KeyBank/DZ Purchase Facility	80,000	49,733	30,267	December 2019; December 2022	30 day LIBOR+2.75%; 5.01%(1)
Quorum Purchase Facility	50,000	39,739	10,261	June 2020; December 2032	(2)
	$290,000	$187,242	$102,758

(1)

Borrowings accrue interest at a rate equal to either LIBOR, a “Cost of Funds” rate or commercial paper rates plus 2.75%. The interest rate will increase to the applicable rate plus 4.75% upon the expiration of the advance period.

(2)

Of the amounts outstanding under the Quorum Purchase Facility at September 30, 2018, $5.0 million accrues interest at a rate per annum of 4.75%, $29.9 million accrues interest at a rate per annum of 4.95%, $2.7 million accrues interest at a rate per annum of 5.0%, and $2.1 million accrues interest at a rate per annum of 5.50%.

Other Credit Facilities and Outstanding Notes Payable

Fifth Third Syndicated Line-of-Credit and Fifth Third Syndicated Term Loan. In December 2016, Bluegreen entered into a $100.0 million syndicated credit facility with Fifth Third Bank, as administrative agent and lead arranger, and certain other bank participants as lenders. The facility includes a $25.0 million term loan (the “Fifth Third Syndicated Term Loan”) with quarterly amortization requirements and a $75.0 million revolving line of credit (the “Fifth Third Syndicated Line-of-Credit”). Amounts borrowed under the facility generally bear interest at LIBOR plus 2.75% - 3.75% depending on Bluegreen’s leverage ratio, are collateralized by certain of Bluegreen’s VOI inventory, sales center buildings, management fees and short-term receivables, and will mature in December 2021. As of September 30, 2018, outstanding borrowings under the facility totaled $77.8 million, including $22.8 million under the Fifth Third Syndicated Term Loan with an interest rate of 5.04%, and $55.0 million under the Fifth Third Syndicated Line of Credit with an interest rate of 4.99%.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2018 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

Except as described below, there have been no material changes in our legal proceedings from those disclosed in the “Legal Proceedings” section of our Annual Report on Form 10-K for the year ended December 31, 2017 and the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2018 and June 30, 2018.

Katja Anderson and George Galloway, individually and on behalf of all other persons similarly situated v. Bluegreen Vacations Corporation, Case No. 18-cv-00127, United States District Court, Western District of Texas, Waco Division

On May 3, 2018, Katja Anderson and George Galloway, individually and on behalf of all other persons similarly situated, filed a lawsuit against Bluegreen which asserted violations of the Telephone Consumer Practices Act. The plaintiffs claimed that they received multiple telemarketing calls in the spring of 2015 despite their requests not to be called. Plaintiffs sought certification of a class of individuals in the United States who received more than one telephone call made by us or on our behalf within a 12-month period to a telephone number that was registered with the National Do Not Call Registry for at least 30 days. Plaintiffs sought money damages, attorneys’ fees and a court order requiring Bluegreen to cease all unsolicited telephone calling activities. Bluegreen moved to dismiss the lawsuit, and on August 13, 2018, this case was dismissed without prejudice.

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

                                                                                                    BBX CAPITAL CORPORATION

November 6, 2018By: /s/ Alan B. Levan

 Alan  B. Levan, Chairman of the Board

 and Chief Executive Officer

November 6, 2018By: /s/ Raymond S. Lopez

 Raymond S. Lopez, Chief Financial Officer