Form 10-K
period 2018-12-31
BBX Capital Corp
filed 2019-03-12
CIK 315858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2018

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

On June 30, 2018, the aggregate market value of the registrant’s voting common equity held by non-affiliates was $562.2 million computed by reference to the closing price of the registrant’s Class A Common Stock and Class B Common Stock on such date. The registrant does not have any non-voting common equity.

The number of shares outstanding of each of the registrant’s classes of common stock as of March 1, 2019 is as follows:

Class A Common Stock of $.01 par value, 78,379,530 shares outstanding.
Class B Common Stock of $.01 par value,  19,384,830 shares outstanding.

Documents Incorporated by Reference

Portions of the registrant’s Definitive Proxy Statement on Schedule 14A relating to the registrant’s 2019 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.  BUSINESS

Overview

History

BBX Capital Corporation (referred to in this report together with its subsidiaries as the “Company,” “we,” “us,” or “our,” and without its subsidiaries as “BBX Capital”) is a Florida-based diversified holding company whose principal investments are Bluegreen Vacations Corporation (“Bluegreen Vacations” or “Bluegreen”), BBX Capital Real Estate LLC (“BBX Capital Real Estate” or “BBXRE”), Renin Holdings, LLC (“Renin”), and IT’SUGAR, LLC (“IT’SUGAR”). In addition to its principal investments, the Company has other investments in various operating businesses, including restaurant locations throughout Florida and companies in the confectionery industry.

The Company’s Class A Common Stock trades on the New York Stock Exchange (“NYSE”) under the ticker symbol “BBX,” and its Class B Common Stock trades on the OTCQX Best Market under the ticker symbol “BBXTB.”

In December 2016, BBX Capital completed the acquisition of all the outstanding shares of the former BBX Capital Corporation (“BCC”) not previously owned by it, and following the transaction, BBX Capital changed its name from BFC Financial Corporation to BBX Capital Corporation. Prior to the acquisition, BBX Capital had an 82% equity interest in BCC and a direct 54% equity interest in Woodbridge Holdings Corporation (“Woodbridge”), the parent company of Bluegreen, and BCC held the remaining 46% interest in Woodbridge. As a result of the acquisition, BCC, Woodbridge, and Bluegreen became wholly-owned subsidiaries of the Company.

During the fourth quarter of 2017, Bluegreen completed an initial public offering (“IPO”) of its common stock in which Bluegreen sold to the public 3,736,723 shares of its common stock and Woodbridge, as a  selling shareholder, sold to the public 3,736,722 shares of Bluegreen’s common stock. In addition, during the fourth quarter of 2018, Bluegreen repurchased and retired 288,532 shares of its common stock for $4.0 million. As a result of Bluegreen’s IPO and subsequent share repurchases, BBX Capital currently owns approximately 90.3% of Bluegreen’s common stock through Woodbridge. In March 2019, BBX Capital announced its intention to take Bluegreen private through a short-form merger under Florida law pursuant to which BBX Capital will acquire all of the outstanding shares of Bluegreen’s common stock not currently owned by BBX Capital. If the proposed merger is completed, Bluegreen will become a wholly-owned subsidiary of BBX Capital, and each share of Bluegreen’s common stock outstanding at the effective time of the merger, other than shares beneficially owned by BBX Capital and shareholders who duly exercise and perfect appraisal rights in accordance with Florida law, will be converted into the right to receive $16.00 per share in cash. The total merger consideration is estimated to be approximately $115.0 million. The merger is expected to be completed 30 days after the Schedule 13E-3 filed with the SEC relating to the merger is first mailed to Bluegreen's shareholders, or as soon as practicable thereafter. However, the merger may be terminated at any time before it becomes effective, and there is no assurance that the merger will be consummated on the contemplated terms, or at all.

Prior to July 2012, BCC’s principal investment was BankAtlantic and its subsidiaries (“BankAtlantic”), a federal savings bank headquartered in Fort Lauderdale, Florida. In July 2012, BCC sold all of the issued and outstanding shares of BankAtlantic’s capital stock to BB&T Corporation (“BB&T”) (the stock sale and related transactions described herein are collectively referred to as the “BankAtlantic Sale”). Prior to the closing of the BankAtlantic Sale, BankAtlantic transferred certain non-performing loans receivable, real estate properties, and previously charged off loans to BCC.

Principal Investments

BBX Capital’s principal investments are as follows:

•

Bluegreen Vacations: Founded in 1966 and headquartered in Boca Raton, Florida, Bluegreen is a leading vacation ownership company that markets and sells vacation ownership interests (“VOIs”) and manages resorts in top leisure and urban destinations. Bluegreen’s resort network includes 45 Club Resorts (resorts in which owners in the Bluegreen Vacation Club (the “Vacation Club”) have the right to use most of the units in connection with their VOI ownership) and 24 Club Associate Resorts (resorts in which owners in Bluegreen’s

Vacation Club have the right to use a limited number of units in connection with their VOI ownership). Bluegreen’s Club Resorts and Club Associate Resorts are primarily located in popular, high-volume, “drive-to” vacation locations, including Orlando, Las Vegas, Myrtle Beach and Charleston, among others. Through Bluegreen’s points-based system, the approximately 216,000 owners in its Vacation Club have the flexibility to stay at units available at any of its resorts and have access to over 11,000 other hotels and resorts through partnerships and exchange networks. Bluegreen has a robust sales and marketing platform supported by exclusive marketing relationships with nationally-recognized consumer brands, such as Bass Pro and Choice Hotels. These marketing relationships drive sales within its core demographic. Bluegreen also provides third-party developers with sales and marketing services and resorts and resort developers with other fee-based services, including resort management, mortgage servicing, title services, and construction management. In addition, Bluegreen offers financing to qualified VOI purchasers. Bluegreen had total assets of approximately $1.3 billion as of December 31, 2018.

•

BBX Capital Real Estate: BBXRE is engaged in the acquisition, development, construction, ownership, financing, and management of real estate and investments in real estate joint ventures. BBXRE had total assets of approximately $165.1 million as of December 31, 2018, including investments, directly and indirectly through joint ventures, in multifamily apartment and townhome communities, single-family master-planned communities, and commercial properties located primarily in Florida. In addition, BBXRE owns a 50% equity interest in The Altman Companies, LLC (the “Altman Companies”), a developer and manager of multifamily apartment communities.

•

Renin: Renin is engaged in the design, manufacture, and distribution of sliding doors, door systems and hardware, and home décor products and operates through its headquarters in Canada and two manufacturing and distribution facilities in Canada and the United States. In addition to its own manufacturing, Renin also sources various products and materials from China. Renin had total assets of approximately $32.4 million as of December 31, 2018.

•

IT’SUGAR: In June 2017, the Company acquired IT’SUGAR, a specialty candy retailer which operates approximately 100 retail locations in over 25 states and Washington, D.C. IT’SUGAR’s products include bulk candy, giant candy packaging, and novelty items that are purchased from third-party vendors and sold at its retail locations, which include a mix of high-traffic resort and entertainment, lifestyle, mall/outlet, and urban locations across the United States. IT’SUGAR had total assets of approximately $70.7 million as of December 31, 2018.

Other Investments

In addition to its principal investments, the Company has investments in other operating businesses that are in various stages of development and currently generate operating losses. These investments include various companies in the confectionery industry, including Hoffman’s Chocolates,  a manufacturer and retailer of gourmet chocolates with retail locations in South Florida, and other manufacturers/wholesalers of confectionery products. In addition, the Company has entered into area development and franchise agreements pursuant to which the Company has the opportunity to develop up to approximately 60 MOD Super Fast Pizza (“MOD Pizza”) franchised restaurant locations throughout Florida over the next several years. The Company currently operates nine MOD Pizza restaurant locations and is evaluating their performance to determine the rate at which it will open new restaurant locations in the future.

Our Strategies and Objectives

The Company’s goal is to build long-term shareholder value. Since many of the Company’s assets do not generate income on a regular or predictable basis, the Company’s objective continues to be long-term growth as measured by increases in book value and intrinsic value over time.

In addition, our goal is to streamline our business verticals so that our business model can be more easily analyzed and followed by the marketplace.

The Company regularly reviews the performance of its investments and, based upon economic, market, and other relevant factors, considers transactions involving the sale or disposition of all or a portion of its assets, investments, or subsidiaries. These include, among other alternatives, a sale or spin-off of its assets, investments, or subsidiaries or transactions involving public or private issuances of debt or equity securities which decrease or dilute the Company’s ownership interest in such investments.

Additional Information

The Company’s corporate website is www.bbxcapital.com. The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge through its website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). The Company’s website and the information contained on or connected to it are not incorporated into this Annual Report on Form 10-K.

Cautionary Note Regarding Forward-Looking Statements

This document contains forward-looking statements based largely on current expectations of the Company that involve a number of risks and uncertainties. All opinions, forecasts, projections, future plans or other statements, other than statements of historical fact, are forward-looking statements and can be identified by the use of words or phrases such as “plans,” “believes,” “will,” “expects,” “anticipates,” “intends,” “estimates,” “our view,” “we see,” “would” and words and phrases of similar import. The forward-looking statements in this document are also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and involve substantial risks and uncertainties. We can give no assurance that such expectations will prove to be correct. Actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements contained herein. Forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties that are subject to change based on factors which are, in many instances, beyond our control. When considering forward-looking statements, the reader should keep in mind the risks, uncertainties and other cautionary statements made in this report. The reader should not place undue reliance on any forward-looking statement, which speaks only as of the date made. This document also contains information regarding the past performance of the Company and its respective investments and operations. The reader should note that prior or current performance is not a guarantee or indication of future performance. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, and all such information should only be viewed as historical data. Future results could differ materially as a result of a variety of risks and uncertainties.

Some factors which may affect the accuracy of the forward-looking statements apply generally to the industries in which the Company operates, including the resort development and vacation ownership industries in which Bluegreen operates, the real estate development and construction industry in which BBX Capital Real Estate operates, the home improvement industry in which Renin operates, and the confectionery industry in which IT’SUGAR and the Company’s other confectionery businesses operate.

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

•

Risks associated with the Company’s indebtedness, including that the Company will be required to utilize cash flow to service its indebtedness, that indebtedness may make the Company more vulnerable to economic downturns, that indebtedness subjects the Company to covenants and restrictions on its operations and activities and on BBX Capital’s ability to pay dividends, and, with respect to the $80.0 million loan that BBX Capital received from a subsidiary of Bluegreen during April 2015, that BBX Capital may be required to prepay the loan to the extent necessary for Bluegreen or its subsidiaries to remain in compliance with covenants under their outstanding indebtedness;

•

Risks associated with BBX Capital’s current business strategy, including the risk that BBX Capital will not be successful in simplifying its business structure or in pursuing the sale or disposal of businesses or investments, that it will not be in a position to provide strategic support to or make additional investments in its subsidiaries or joint ventures, or that it may not achieve or maintain in the future the benefits anticipated to be realized from such support or additional investments;

•	BBX Capital’s shareholders’ interests will be diluted to the extent additional shares of its common stock are issued;
•	The risk that BBX Capital may not pay dividends on its Class A Common Stock or Class B Common Stock in the amount anticipated, when anticipated, or at all;
•	Risks associated with BBX Capital’s recently announced plan to take Bluegreen private pursuant to a statutory short-form merger under Florida law;
•

The impact of economic conditions on the Company, the price and liquidity of BBX Capital’s Class A Common Stock and Class B Common Stock, and BBX Capital’s ability to obtain additional capital, including the risk that if BBX Capital needs or otherwise believes it is advisable to issue debt or equity securities or to incur indebtedness in order to fund the Company’s operations or investments, it may not be possible to issue any such securities or obtain such indebtedness on favorable terms, or at all;

•

The impact on liquidity of BBX Capital’s Class A Common Stock of not maintaining compliance with the listing requirements of the NYSE, which includes, among other things, a minimum average closing price, share volume, and market capitalization;

•

The risk that creditors of BBX Capital’s subsidiaries or other third-parties may seek to recover distributions or dividends made by such subsidiaries to BBX Capital or other amounts owed by such subsidiaries to such creditors or third-parties;

•	The performance of entities in which BBX Capital has made investments may not be profitable or achieve anticipated results;
•

Risks related to potential business expansion that the Company may pursue, including that the Company may not pursue such expansion when or to the extent anticipated or at all, and any such expansion may involve significant costs and the incurrence of significant indebtedness and may not be successful;

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
•

Updating of, and developments with respect to, technology, including the cost involved in updating our technology and the impact that any failure to keep pace with developments in technology could have on our operations or competitive position and our information technology expenditures may not result in the expected benefits;

•	The Company’s ability to compete effectively in the highly competitive industries in which it operates;
•	The Company’s ability to maintain the integrity of internal or customer data, the failure of which could result in damage to our reputation and/or subject us to costs, fines or lawsuits;
•	Risks associated with, and the impact of, regulatory examinations or audits of the Company’s operations, and the costs associated with regulatory compliance;
•

Risks associated with legal and other regulatory proceedings, including claims of noncompliance with applicable regulations or for development related defects, and the impact they may have on the Company’s financial condition and operating results;

•	Audits of the Company’s federal or state tax returns, including that they may result in the imposition of additional taxes;
•	Environmental liabilities, including claims with respect to mold or hazardous or toxic substances, and their impact on the Company’s financial condition and operating results;
•

The impact on the Company’s consolidated financial statements and internal control over financial reporting of the adoption of new accounting standards, including the new standard for accounting for leases which the Company adopted on January 1, 2019;

•	Risks that the impact of hurricanes and other natural disasters may adversely impact the Company’s financial condition and operating results; and
•

The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) involves making estimates, judgments and assumptions, and any changes in estimates, judgments and assumptions used could have a material adverse impact on the financial condition and operating results of the Company or its subsidiaries.

With respect to Bluegreen, the risks and uncertainties include, but are not limited to:

•	Adverse trends or disruptions in the vacation ownership, vacation rental, and travel industries;
•

Adverse changes to, or interruptions in, business relationships, including changes in or the expiration or termination of Bluegreen’s management contracts, exchange networks, or strategic marketing alliances;

•

Risks of the real estate market and the risks associated with real estate development, including a decline in real estate values and a deterioration of other conditions relating to the real estate market and real estate development;

•	Bluegreen’s ability to maintain inventory of VOIs for sale;
•	Decreased demand from prospective purchasers of VOIs;

•	Adverse events or trends in vacation destinations and regions where the resorts in Bluegreen’s network are located, including weather-related events;
•	The availability of financing and Bluegreen’s ability to sell, securitize, or borrow against its VOI notes receivable;
•	The ratings of third-party rating agencies, including the impact of any downgrade on Bluegreen’s ability to obtain, renew or extend credit facilities, or otherwise raise funds;
•	Bluegreen’s indebtedness and the terms of its indebtedness may limit, among other things, its activities and ability to pay dividends, and Bluegreen may not comply with the terms of its indebtedness;
•	The loss of the services of Bluegreen’s key management and personnel could adversely affect its business;
•

Bluegreen’s ability to comply with applicable regulations to the vacation ownership industry currently as adopted or as may be adopted in the future and the costs of compliance efforts or a failure to comply;

•	Bluegreen’s ability to successfully implement its growth strategy or maintain or expand its capital-light business relationships or activities;
•	Bluegreen’s customers’ compliance with their payment obligations under financing provided by Bluegreen, and the impact of defaults on Bluegreen’s operating results and liquidity position;
•

Changes in Bluegreen’s business model and marketing efforts, plans or strategies, may cause marketing expenses to increase or adversely impact its revenue, operating results and financial condition and such expenses as well as investments in new and expanded sales offices may not achieve the desired results;

•	The impact of the resale market for VOIs on Bluegreen’s business, operating results and financial condition;
•

Risks associated with Bluegreen’s relationships with third-party developers, including that third-party developers who provide VOIs to be sold pursuant to fee-based services or just-in-time arrangements may not provide VOIs when planned and that third-party developers may not fulfill their obligations to Bluegreen or to the homeowners associations that maintain the resorts they developed; and

•	Calculation of payments and reimbursements due under Bluegreen’s marketing agreement with Bass Pro and the parties’ ability to resolve the issue with respect thereto.

With respect to BBX Capital Real Estate, the risks and uncertainties include, but are not limited to:

•

The impact of economic, competitive, and other factors affecting BBX Capital Real Estate and its assets, including the impact of a decline in real estate values on BBX Capital Real Estate’s business and the value of BBX Capital Real Estate’s assets;

•

Risks that the recent investment in the Altman Companies may not realize the anticipated benefits and will increase the Company’s exposure to risks associated with the multifamily real estate development and construction industry;

•	The risk of additional impairments of real estate assets;
•	The risks associated with investments in real estate developments and joint ventures include:
o	exposure to downturns in the real estate and housing markets;
o

exposure to risks associated with real estate development activities, including severe weather conditions increasing costs, delaying construction, causing uninsured losses or reducing demand for homes;

o	risks associated with obtaining necessary zoning and entitlements;
o	risks that joint venture partners may not fulfill their obligations and concentration risks associated with entering into numerous joint ventures with the same joint venture partner;
o	risks relating to reliance on third-party developers or joint venture partners to complete real estate projects;
o	risk associated with increasing interest rates, as the majority of the development costs and sales of residential communities is financed;
o	risks associated with not finding tenants for multifamily apartments or buyers for single-family homes and townhomes;
o	risk associated with finding equity partners, securing financing, and selling newly built multifamily apartments;
o risk that the projects will not be developed as anticipated or be profitable; and
o risk associated with customers or vendors not performing on their contractual obligations.

With respect to IT’SUGAR and Renin, the risks and uncertainties include, but are not limited to:

•	Risks that the Company’s investments will not achieve the returns anticipated;
•	Risks that their business plans, including IT’SUGAR’s plans for opening new stores in high profile locations, will not be successful;
•	Risks that market demand for their products could decline;

•	Risks associated with increased commodity costs or a limited availability of commodities;
•	Risks associated with product recalls or product liability claims;
•	The risk of losses associated with excess and obsolete inventory and the risks of additional required reserves for lower of cost or market value losses in inventory;
•	For Renin, the risk of trade receivable losses and the risks of charge-offs and required increases in the allowance for bad debts;
•	Risks associated with the performance of vendors, commodity price volatility and the impact of tariffs on goods imported from Canada and Asia, particularly with respect to Renin;
•	For Renin, risks associated with exposure to foreign currency exchange risk of the U.S. dollar compared to the Canadian dollar;
•	The amount and terms of indebtedness associated with the operations and capital expenditures may impact their financial condition and results of operations and limit their activities;
•	Requirements for operating and capital expenditures may require BBX Capital to make capital contributions or advances; and
•	The risk that a decline in IT’SUGAR’s profitability or cash flows may result in impairment losses associated with IT’SUGAR’s intangible and long-lived assets.

With respect to the Company’s other investments in operating businesses, in addition to the above risks relevant to these businesses, the risks and uncertainties include, but are not limited to:

•

Risks that the reorganization of the confectionery businesses and operations may not achieve anticipated operating efficiencies and reduction in operating losses and that the implementation of strategic alternatives, including the sale or disposal of certain operations, will result in additional losses;

•

Continued operating losses and the failure of these businesses to meet financial metrics may necessitate BBX Capital making further capital contributions or advances to the businesses or a decision not to support underperforming businesses;

•	The risk of impairment losses associated with declines in the value of the Company’s investments in these operating businesses or the Company’s inability to recover its investments; and
•

Risks associated with the Company’s ongoing compliance with its franchise agreements or area development agreements, including the impact of noncompliance with the development schedule to open MOD Pizza restaurant locations.

These and other risks and uncertainties disclosed in this Annual Report on Form 10-K are not necessarily all of the important factors that could cause the Company’s actual results to differ materially from those expressed in any of the forward-looking statements. Other unknown or unpredictable factors could cause the Company’s actual results to differ materially from those expressed in any of the forward-looking statements.

Given these uncertainties, you are cautioned not to place undue reliance on forward-looking statements, and you should read this Annual Report on Form 10-K with the understanding that actual future results, levels of activity, performance, and events and circumstances may be materially different from what the Company expects. The Company qualifies all forward-looking statements by these cautionary statements.

Forward-looking statements speak only as of the date of this Annual Report on Form 10-K.

In addition to the risks and factors identified above, reference is also made to the other risks and factors detailed in this report and the other reports filed by the Company with the SEC. The Company cautions that the foregoing factors are not exclusive.

Principal Investments

The Company’s principal investments are Bluegreen, BBX Capital Real Estate, Renin, and IT’SUGAR.

Bluegreen

Strategies

Bluegreen’s core operating and growth strategies are focused on:

•

Utilizing Bluegreen’s sales and marketing platform to increase VOI sales growth through the maintenance and expansion of existing marketing alliances, continued development of new marketing programs, and generation of additional VOI sales to existing Vacation Club owners;

•

Continuing to enhance Bluegreen’s Vacation Club experience by offering owners exceptional value through the addition of new destinations, the expansion of exchange programs, and the addition of new partnerships to offer increased vacation options;

•	Continuing to grow Bluegreen’s higher-margin, cash-generating businesses, including resort management, title services, and loan servicing;
•	Increasing sales and operating efficiencies across all customer touch-points;
•

Maintaining operational flexibility and continuing to pursue growth through a balanced mix of capital-light sales vs. developed VOI sales, sales to new customers vs. sales to existing Vacation Club owners, and cash sales vs. financed sales;  and

•

Pursuing strategic transactions, including acquisitions of other VOI companies, resort assets, sales and marketing platforms, management companies and contracts, and other assets, properties and businesses.

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

Trademarks, Service Marks and Trade Names

Bluegreen owns or has rights to use a number of registered and common law trademarks, trade names and service marks in connection with its business, including, but not limited to, Bluegreen, Bluegreen Resorts, Bluegreen Vacations, Bluegreen Traveler Plus, Bluegreen Vacation Club, Bluegreen Wilderness Club at Big Cedar, and the Bluegreen Logo. This Annual Report on Form 10-K also refers to trademarks, trade names and service marks of other organizations. Without limiting the generality of the preceding sentence, World Golf Village is registered by World Golf Foundation, Inc.; Big Cedar and Bass Pro Shops are registered by Bass Pro Trademarks, LP; Ascend, Ascend Hotel Collection, Ascend Resort Collection, Choice Privileges, Comfort Inn, Comfort Suites, Quality, Sleep Inn, Clarion, Cambria, MainStay Suites, Econo Lodge and Rodeway Inn are registered by Choice Hotels International, Inc.; and Suburban Extended Stay Hotel is registered by Suburban Franchise Systems, Inc. All trademarks, service marks or trade names referred to in this Annual Report on Form 10-K are the property of their respective holders. Solely for convenience, the trademarks, trade names and service marks referred to in this Annual Report on Form 10-K appear without the ® and ™ symbols, but such references are not intended to indicate in any way that Bluegreen or the owner will not assert, to the fullest extent under applicable law, all rights to such trademarks, trade names and service marks.

Business

Bluegreen is a leading vacation ownership company that markets and sells VOIs and manages resorts in top leisure and urban destinations. Bluegreen’s resort network includes 45 Club Resorts (resorts in which owners in the Vacation Club have the right to use most of the units in connection with their VOI ownership) and 24 Club Associate Resorts (resorts in which owners in the Vacation Club have the right to use a limited number of units in connection with their VOI ownership). Bluegreen’s Club Resorts and Club Associate Resorts are primarily located in popular, high-volume, “drive-

to” vacation locations, including Orlando, Las Vegas, Myrtle Beach and Charleston, among others. Through Bluegreen’s points-based system, the approximately 216,000 owners in its Vacation Club have the flexibility to stay at units available at any of its resorts and have access to over 11,000 other hotels and resorts through partnerships and exchange networks. Bluegreen has a robust sales and marketing platform supported by exclusive marketing relationships with nationally-recognized consumer brands, such as Bass Pro and Choice Hotels. These marketing relationships drive sales within its core demographic, which is described below.

Prior to 2009, Bluegreen’s vacation ownership business consisted solely of the sale of VOIs in resorts that it had developed or acquired (“developed VOI sales”). While Bluegreen continues to conduct such sales and development activities, Bluegreen now also derives a significant portion of its revenue from its capital-light business model, which utilizes Bluegreen’s expertise and infrastructure to generate both VOI sales and recurring revenue from third parties without the significant capital investment generally associated with the development and acquisition of resorts. Bluegreen’s capital-light business activities include sales of VOIs owned by third-party developers pursuant to which Bluegreen is paid a commission (“fee-based sales”) and sales of VOIs that Bluegreen purchases under just-in-time (“JIT”) arrangements with third-party developers or from secondary market sources. In addition, Bluegreen provides resorts and resort developers with other fee-based services, including resort management, mortgage servicing, title services, and construction management. Bluegreen also offers financing to qualified VOI purchasers, which generates significant interest income.

(1)	Excludes “Other Income, Net.”

Bluegreen’s Vacation Club has grown from approximately 170,000 owners as of December 31, 2012 to approximately 216,000 owners as of December 31, 2018. Bluegreen primarily serves a demographic that it considers underpenetrated within the vacation ownership industry, as the typical Vacation Club owner has an average annual household income of approximately $77,000 as compared to an industry average of $86,000. According to U.S. census data, households with an annual income of $50,000 to $100,000 represent the largest percentage of the total population (approximately 29%). Bluegreen believes that its ability to effectively scale the transaction size to suit its customer, as well as high-quality, conveniently-located, “drive-to” resorts, are attractive to its core target demographic.

Products and Services

Vacation Ownership Interests

Since entering the vacation ownership industry in 1994, Bluegreen has generated over 669,000 VOI sales transactions, including over 147,000 fee-based sales transactions. Bluegreen’s Vacation Club owners receive an annual or biennial allotment of “points” in perpetuity (supported by an underlying deeded VOI held in trust for the owner) that may be used to stay at any of Bluegreen’s 45 Club Resorts and 24 Club Associate Resorts. Vacation Club owners can use their points to stay in resorts for varying lengths of time, starting at a minimum of two nights. The number of points required for a stay at a resort varies depending on a variety of factors, including resort location, size of the unit, vacation season, and the days of the week. Under this system, Vacation Club owners can select vacations according to their schedules, space needs and available points. Subject to certain restrictions and fees, Vacation Club owners are typically allowed to carry over any unused points for one year and to “borrow” points from the next year. Vacation Club owners may also take advantage of various other lodging and vacation opportunities available to them as described under “Value Proposition” below.

Each of Bluegreen’s Club Resorts and Club Associate Resorts is managed by a homeowners association (“HOA”), which is governed by a board of directors or trustees. This board hires a management company to which it delegates many of the rights and responsibilities of the HOA, including landscaping, security, housekeeping, garbage collection, utilities, insurance procurement, laundry and repairs and maintenance. Vacation Club owners pay annual maintenance fees which cover the costs of operating all the resorts in the Vacation Club system, including fees for real estate taxes and reserves for capital improvements. If a Vacation Club owner does not pay such charges, his or her use rights may be suspended and ultimately terminated, subject to the applicable lender’s first mortgage lien, if any, on such owner’s VOI. Bluegreen provides management services to 49 resorts and the Vacation Club through contractual arrangements with HOAs. Bluegreen has a 100% renewal rate on management contracts from its Club Resorts.

“Value Proposition”

Bluegreen Vacation Club’s points-based platform offers owners significant flexibility. As reflected in the chart below, basic Vacation Club ownership entitles owners to use their points to stay at any of Bluegreen’s 45 Club Resorts and 24 Club Associate Resorts, as well as to access more than 4,300 resorts available through the Resort Condominiums International, LLC (“RCI”) exchange network. For a nominal annual fee and transaction fees, Vacation Club owners can join and utilize Bluegreen’s Traveler Plus program, which enables them to use their points to access an additional 48 direct exchange resorts and other vacation experiences, such as cruises. Vacation Club owners can convert their Vacation Club points into Choice Privileges points. Choice Privileges points can be used for stays in Choice Hotels. In addition, Traveler Plus members can directly use their Vacation Club points for stays in Choice Hotels’ Ascend Hotel Collection properties, a network of historic and boutique hotels in the United States, Canada, Scandinavia and Latin America. Overall, there are approximately 6,900 hotels in the Choice Hotels network, located in more than 40 countries and territories, and Choice Hotels’ brands include the Ascend Hotel Collection, Comfort Inn, Comfort Suites, Quality, Sleep Inn, Clarion, Cambria Hotels and Suites, MainStay Suites, Suburban Extended Stay Hotel, Econo Lodge and Rodeway Inn. Bluegreen continuously seeks new ways to add value for its Vacation Club owners, including enhanced product offerings, new resort locations, broader vacation experiences, and further technological innovation, all of which are designed to increase guest satisfaction.

Approximately 66% of Vacation Club owners are enrolled in Traveler Plus. During the year ended December 31, 2018, approximately 8% of Vacation Club owners utilized the RCI exchange network.

Vacation Club Resort Locations and Amenities

As shown in the map below, Bluegreen’s Vacation Club resorts are primarily located on the U.S. East Coast and Midwest. The 48 direct-exchange resorts available to Traveler Plus members are concentrated along the West Coast and Hawaii. Together, this provides a broad offering across the United States and the Caribbean.

Vacation Club resorts are primarily “drive-to” resort destinations, and approximately 89% of Bluegreen’s Vacation Club owners live within a four-hour drive of at least one of Bluegreen’s resorts. Bluegreen’s resorts are located in popular vacation destinations, such as Florida, South Carolina, North Carolina, Tennessee, Virginia, Texas, Louisiana and Nevada, and represent a diverse mix of resort and urban destinations, allowing Vacation Club owners the ability to customize their vacation experience. In addition, Bluegreen offers its Vacation Club owners access to Caribbean locations, including Aruba.

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

Bluegreen’s resorts typically feature condominium-style accommodations with amenities such as fully equipped kitchens, entertainment centers, and in-room laundry facilities. Many resorts feature a clubhouse (including a pool, game room, and lounge), hotel-type staff, and concierge services.

Bluegreen also owns a 51% interest in Bluegreen/Big Cedar Vacations, which develops, markets, and sells VOIs at three premier wilderness-themed resorts adjacent to Table Rock Lake near Branson, Missouri: The Bluegreen Wilderness Club at Big Cedar, The Cliffs at Long Creek, and Paradise Point. The remaining 49% interest in Bluegreen/Big Cedar Vacations is held by Big Cedar, LLC, (“BC LLC”), an affiliate of Bass Pro. As a result of Bluegreen’s controlling interest in Bluegreen/Big Cedar Vacations, the Company’s consolidated financial statements include the results of operations and financial condition of Bluegreen/Big Cedar Vacations.

Located next to the Big Cedar Lodge, The Bluegreen Wilderness Club is a 40-acre resort overlooking Table Rock Lake with sprawling views of the surrounding Ozarks. Vacation Club owners enjoy a variety of amenities, including a 9,000 square foot clubhouse, lazy river, and rock-climbing wall, in addition to full access to the amenities and activities of Big

Cedar Lodge. The Cliffs at Long Creek offers fully furnished homes that can accommodate up to 13 people and other vacation villas while providing access to a clubhouse and amenities at The Bluegreen Wilderness Club. Paradise Point offers spacious vacation villas with direct access to Table Rock Lake and the Bass Pro Long Creek Marina.

Vacation Club Resorts

	Club Resorts	Location	Total units (1)	Managed by Bluegreen (2)	Fee-Based or JIT sales (3)	Sales center (7)
1	Cibola Vista Resort and Spa	Peoria, Arizona	315	✓	✓	✓
2	La Cabana Beach Resort & Casino(4)	Oranjestad, Aruba	449
3	The Club at Big Bear Village	Big Bear Lake, California	38	✓	✓
4	The Innsbruck Aspen	Aspen, Colorado	17	✓
5	Via Roma Beach Resort	Bradenton Beach, Florida	28	✓
6	Daytona SeaBreeze	Daytona Beach Shores, Florida	78	✓		✓
7	Resort Sixty-Six	Holmes Beach, Florida	28	✓
8	The Hammocks at Marathon	Marathon, Florida	58	✓
9	The Fountains, Lake Eve and Oasis Lakes	Orlando, Florida	745	✓	✓	✓
10	Orlando’s Sunshine Resort I & II	Orlando, Florida	84	✓
11	Casa del Mar Beach Resort	Ormond Beach, Florida	118	✓
12	Grande Villas at World Golf Village & The Resort at World Golf Village	St. Augustine, Florida	214	✓		✓
13	Bluegreen at Tradewinds	St. Pete Beach, Florida	160	✓	✓	✓
14	Solara Surfside	Surfside, Florida	60	✓		✓
15	Studio Homes at Ellis Square	Savannah, Georgia	28	✓	✓	✓
16	The Hotel Blake	Chicago, Illinois	160	✓	✓	✓
17	Bluegreen Club La Pension	New Orleans, Louisiana	64	✓		✓
18	Marquee(8)	New Orleans, Louisiana	94	✓	✓	✓
19	The Soundings Seaside Resort	Dennis Port, Massachusetts	69	✓	✓
20	Mountain Run at Boyne	Boyne Falls, Michigan	205	✓		✓
21	The Falls Village	Branson, Missouri	293	✓		✓
22	Paradise Point Resort(5)	Hollister, Missouri	150	✓
23	Bluegreen Wilderness Club at Big Cedar(5)	Ridgedale, Missouri	427	✓		✓
24	The Cliffs at Long Creek(5)	Ridgedale, Missouri	106	✓
25	Bluegreen Club 36	Las Vegas, Nevada	476	✓		✓
26	South Mountain Resort	Lincoln, New Hampshire	116	✓	✓	✓
27	Blue Ridge Village I,II and III	Banner Elk, North Carolina	132	✓
28	Club Lodges at Trillium	Cashiers, North Carolina	36	✓	✓
29	The Suites at Hershey	Hershey, Pennsylvania	78	✓
30	The Lodge Alley Inn	Charleston, South Carolina	90	✓		✓
31	King 583	Charleston, South Carolina	50	✓	✓
32	Carolina Grande	Myrtle Beach, South Carolina	118	✓		✓
33	Harbour Lights	Myrtle Beach, South Carolina	324	✓		✓
34	Horizon at 77th	Myrtle Beach, South Carolina	88	✓	✓
35	SeaGlass Tower	Myrtle Beach, South Carolina	136	✓
36	Shore Crest Vacation Villas I & II	North Myrtle Beach, South Carolina	240	✓		✓
37	MountainLoft I & II	Gatlinburg, Tennessee	394	✓		✓
38	Laurel Crest	Pigeon Forge, Tennessee	298	✓		✓
39	Eilan Hotel and Spa	San Antonio, Texas	163	✓		✓
40	Shenandoah Crossing	Gordonsville, Virginia	136	✓		✓
41	Bluegreen Wilderness Traveler at Shenandoah	Gordonsville, Virginia	146	✓
42	BG Patrick Henry Square	Williamsburg, Virginia	130	✓	✓	✓
43	Parkside Williamsburg Resort	Williamsburg, Virginia	107	✓	✓
44	Bluegreen Odyssey Dells	Wisconsin Dells, Wisconsin	92	✓
45	Christmas Mountain Village	Wisconsin Dells, Wisconsin	381	✓		✓
		Total Units	7,719

	Club Associate Resorts	Location	Managed by Bluegreen (2)	Fee-Based or JIT sales (3)
1	Paradise Isle Resort	Gulf Shores, Alabama
2	Shoreline Towers Resort	Gulf Shores, Alabama
3	Dolphin Beach Club	Daytona Beach Shores, Florida	✓
4	Fantasy Island Resort II	Daytona Beach Shores, Florida	✓
5	Mariner’s Boathouse and Beach Resort	Fort Myers Beach, Florida
6	Tropical Sands Resort	Fort Myers Beach, Florida
7	Windward Passage Resort	Fort Myers Beach, Florida
8	Gulfstream Manor	Gulfstream, Florida	✓
9	Outrigger Beach Club	Ormond Beach, Florida
10	Landmark Holiday Beach Resort	Panama City Beach, Florida
11	Ocean Towers Beach Club	Panama City Beach, Florida
12	Panama City Resort & Club	Panama City Beach, Florida
13	Surfrider Beach Club	Sanibel Island, Florida
14	Petit Crest Villas and Golf Club Villas at Big Canoe	Marble Hill, Georgia
15	Pono Kai Resort	Kapaa (Kauai), Hawaii
16	The Breakers	Dennis Port, Massachusetts	✓	✓
17	Lake Condominiums at Big Sky	Big Sky, Montana
18	Foxrun Townhouses	Lake Lure, North Carolina
19	Sandcastle Village II	New Bern, North Carolina
20	Waterwood Townhouses	New Bern, North Carolina
21	Bluegreen at Atlantic Palace	Atlantic City, New Jersey
22	The Manhattan Club	New York, New York		✓
23	Players Club	Hilton Head Island, South Carolina
24	Blue Water Resort at Cable Beach(6)	Nassau, Bahamas	✓	✓

(1)	Represents the total number of units at the Club Resort. Owners in the Vacation Club have the right to use most of the units at each Club Resort in connection with their VOI ownership.
(2)	This resort is managed by Bluegreen Resorts Management, Inc. (“Bluegreen Resorts Management”), Bluegreen’s wholly-owned subsidiary.
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

(5)	This resort is developed, marketed and sold by Bluegreen/Big Cedar Vacations.
(6)	This resort is currently closed due to hurricane damage.
(7)	In addition to the sales centers listed in the table, Bluegreen also operates an additional sales center in Memphis, Tennessee.
(8)	The Marquee is expected to be open for guests in June 2019.

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

Many of Bluegreen’s programs involve the sale of a discounted vacation package that typically includes a two to three night stay in close proximity to one of Bluegreen’s resort sales offices and requires participation in a sales presentation (a sales tour). Vacation packages are typically sold either in retail establishments, such as Bass Pro stores and outlet malls, or via telemarketing. During the year ended December 31, 2018, Bluegreen sold over 227,000 vacation packages, and 48% of Bluegreen’s VOI sales were derived from vacation packages. As of December 31, 2018, Bluegreen had a pipeline of over 185,000 vacation packages sold, which typically convert to tours at a rate of 55%.

Bluegreen has an exclusive marketing agreement with Bass Pro, a nationally-recognized retailer of fishing, marine, hunting, camping and sports gear, that provides Bluegreen with the right to market and sell vacation packages at kiosks in each of Bass Pro’s retail locations. As of December 31, 2018, Bluegreen sold vacation packages in 69 of Bass Pro’s stores. Bass Pro has a loyal customer base that strongly matches Bluegreen’s core demographic. Under the agreement, Bluegreen also has the right to market VOIs in Bass Pro catalogs and on its website and to access Bass Pro’s customer database. In exchange, Bluegreen compensates Bass Pro based on VOI sales generated through the program. No compensation is paid to Bass Pro under the agreement on sales made at Bluegreen/Big Cedar Vacations’ resorts. During the years ended December 31, 2018, 2017 and 2016, VOI sales to prospects and leads generated by the agreement with Bass Pro accounted for approximately 14%, 15% and 16%, respectively, of Bluegreen’s VOI sales volume. Bluegreen’s marketing alliance with Bass Pro originated in 2000, has been renewed twice, and currently runs through 2025.  Bluegreen has continued to meet with Bass Pro’s leadership in an effort to resolve the issues which arose between the parties in 2017 and 2018. While there is no assurance that a resolution will be reached, Bluegreen remains optimistic that it will achieve a resolution of the outstanding issues. Bluegreen is hopeful that the resolution will address the timing of entry into the Cabela’s stores and an extension of the parties’ agreements. If reached, the resolution may include a restructuring of the amount and timing of compensation paid to Bass Pro.  In the meantime, Bluegreen continues to execute its vacation package marketing strategy under the current agreement with Bass Pro. While Bluegreen does not believe that any material additional amounts are due to Bass Pro, Bluegreen’s future results would be impacted if the issues are not resolved and by any change in the compensation payable to Bass Pro or the calculation of payments or reimbursements utilized pursuant to the agreements.

Bluegreen also has an exclusive strategic relationship with Choice Hotels that covers several areas of its business, including a sales and marketing alliance that enables it to leverage Choice Hotels’ brands, customer relationships, and marketing channels to sell vacation packages. Vacation packages are sold through customer reservation calls transferred to Bluegreen from Choice and through outbound telemarketing methods utilizing Choice’s customer database. In addition, 37 of Bluegreen’s resorts are part of Choice’s Ascend Hotel Collection, which provides Bluegreen with the opportunity to market to Choice Hotel guests staying at its resorts. Bluegreen’s strategic relationship with Choice Hotels originated in 2013 and was extended in August 2017 for a term of 15 years, with an additional 15-year renewal term thereafter unless either party elects not to renew the arrangement.

In addition, Bluegreen generates leads and sells vacation packages through its relationships with various other retail operators and entertainment providers. As of December 31, 2018, Bluegreen had kiosks in 21 outlet malls, strategically selected based on proximity to major vacation destinations and strong foot traffic of consumers matching its core target demographic. Bluegreen generates vacation package sales from these kiosks. Bluegreen also generates leads at malls, outlets and high-density locations or events, where contact information for sales prospects is obtained through raffles, giveaways and other attractions. Bluegreen then seeks to sell vacation packages to such prospects, including through telemarketing efforts by Bluegreen or third-party vendors. As of December 31, 2018, Bluegreen had lead generation operations in over 460 locations.

Bluegreen believes that its diverse strategic marketing alliances (including those with Bass Pro, Choice Hotels and other retail operators and entertainment providers) deliver a strategic advantage over certain competitors that rely primarily on relationships with their affiliated hotel brands to drive lead generation and new owner growth. Bluegreen’s goal is to identify marketing partners with brands that attract Bluegreen’s targeted owner demographic and to build successful marketing relationships with those partners. Bluegreen also attempts to structure its marketing alliances to compensate its partners with success-based payments, rather than flat fees, for the use of their brand or facilities for lead generation. Bluegreen believes that the variety in its marketing relationships has facilitated a healthy mix of new owner sales vs. existing owner sales that compare favorably to its competitors. During the year ended December 31, 2018, approximately 48% of Bluegreen’s VOI sales were to new owners.

In addition to attracting new customers, Bluegreen also seeks to sell additional VOI points to its existing Vacation Club owners. These sales generally have lower marketing costs and result in higher operating margins than sales generated through other marketing channels. During the years ended December 31, 2018, 2017 and 2016, sales to existing Vacation Club owners accounted for 52%, 49% and 46%, respectively, of Bluegreen’s system-wide sales of VOIs, net. Bluegreen targets a balanced mix of new customer and existing Vacation Club owner sales to drive sustainable long-term growth. The number of owners in Bluegreen’s Vacation Club has increased at a 5% compound annual growth rate between 2012 and 2018, from approximately 170,000 owners as of December 31, 2012 to approximately 216,000 owners as of December 31, 2018.

Bluegreen operates 26 sales offices, typically located adjacent to its resorts and staffed with sales representatives and sales managers. As of December 31, 2018, Bluegreen had over 3,000 employees dedicated to VOI sales and marketing. Bluegreen utilizes a uniform sales process, offers ongoing training for its sales personnel, and maintains strict quality control policies. During the year ended December 31, 2018, 91% of Bluegreen’s sales were generated from 17 of its sales offices, which focus on both new customer and existing Vacation Club owner sales. Bluegreen’s remaining 9 sales offices are primarily focused on sales to existing Vacation Club owners staying at the respective resort. In addition, Bluegreen utilizes its telesales operations to sell additional VOIs to Vacation Club owners.

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

Fee-Based Sales

Bluegreen offers sales and marketing services to third-party developers for a commission. Under these fee-based sales arrangements, which are typically entered into on a non-committed basis, Bluegreen sells the third-party developers’ VOIs as Vacation Club interests through its sales and marketing platform. Bluegreen also provides third-party developers with administrative services, periodic reporting, and analytics through its proprietary software platform. Bluegreen seeks to structure the fee for these services to cover selling and marketing costs, plus an operating profit. Historically, Bluegreen has targeted a commission rate of 65% to 75% of the VOI sales price. Notes receivable originated in connection with fee-based sales are held by the third-party developer and, in certain cases, are serviced by Bluegreen for an additional fee. In connection with fee-based sales, Bluegreen is not at risk for development financing and has no capital requirements, thereby increasing its return on invested capital. Bluegreen also typically holds the HOA management contract associated with these resorts.

Just-In-Time (JIT) Sales

Bluegreen enters into JIT inventory acquisition agreements with third-party developers that allow Bluegreen to buy VOI inventory in close proximity to when Bluegreen intends to sell such VOIs. While Bluegreen typically enters into such arrangements on a non-committed basis, Bluegreen may engage in committed arrangements under certain circumstances. Similar to fee-based sales, JIT sales do not expose Bluegreen to risks for development financing. However, unlike fee-based sales, Bluegreen holds the consumer finance receivables originated in connection with JIT sales. While JIT sales accounted for only 5% of system-wide sales of VOIs, net for the year ended December 31, 2018, JIT arrangements are often entered into in connection with fee-based sales arrangements. Bluegreen also typically holds the HOA management contract associated with these resorts.

Secondary Market Sales

Bluegreen acquires VOI inventory from HOAs and other owners generally on a non-committed basis. These VOIs are typically obtained by the applicable HOA through foreclosure or termination in connection with HOA maintenance fee defaults. Accordingly, Bluegreen generally purchases VOIs from secondary market sources at a greater discount to retail price compared to developed VOI sales and JIT sales. During the year ended December 31, 2018, secondary market sales accounted for 19% of Bluegreen’s system-wide sales of VOIs, net.

Developed VOI Sales

Developed VOI sales are sales of VOIs in resorts that Bluegreen has developed or acquired (excluding inventory acquired pursuant to JIT and secondary market arrangements). During the year ended December 31, 2018, developed VOI sales accounted for 25% of Bluegreen’s system-wide sales of VOIs, net. Bluegreen holds the notes receivable originated in connection with developed VOI sales. Bluegreen also typically obtains the HOA management contract associated with these resorts.

Future VOI Sales

Completed VOI inventory increases or decreases from period to period due to the acquisition of inventory through JIT and secondary market arrangements, development of new VOI units, reacquisition of VOIs through notes receivable defaults, and changes to sales prices and completed sales. As of December 31, 2018 and 2017, Bluegreen owned completed VOI inventory (excluding units not currently being marketed as VOIs, such as model units) and had access to additional completed VOI inventory through fee-based and JIT arrangements as follows (dollars are in thousands and represent the then-estimated retail sales value):

	As of December 31,
Inventory Source	2018	2017
Owned completed VOI inventory	$759,327	$754,961
Inventory accessible through fee-based
and JIT arrangements	487,391	401,906
Total	$1,246,718	$1,156,867

Based on current estimates and expectations, Bluegreen believes this inventory, combined with inventory being developed by Bluegreen or its third-party developer clients, and inventory that Bluegreen may reacquire in connection with mortgage and maintenance fee defaults, can support Bluegreen’s VOI sales at its current levels for over four years. Bluegreen maintains relationships with numerous third-party developers and expects additional fee-based and JIT relationships to continue to provide high-quality VOI inventory to support its sales efforts. In addition, Bluegreen is focused on strategically expanding its inventory through development at three of its resorts over the next several years. Bluegreen intends to continue to strategically evaluate opportunities to develop or acquire VOI inventory in key strategic markets where Bluegreen identifies growing demand and has already established marketing and sales networks.

During the years ended December 31, 2018 and 2017, the estimated retail sales value and cash purchase price of the VOIs Bluegreen acquired through secondary market arrangements were as follows (dollars in thousands):

	Years Ended December 31,
	2018	2017
Estimated retail sales value	$164,390	$243,084
Cash purchase price	$11,994	$12,721

In addition to inventory acquired through secondary market arrangements and in connection with notes receivable defaults, Bluegreen expects to acquire inventory through five JIT arrangements during 2019, three of which provide for committed purchases for 2019, and development activities. Development activities currently consist primarily of additional VOI units being developed at The Cliffs at Long Creek and The Bluegreen Wilderness Club at Big Cedar in Ridgedale, Missouri, and at the Fountains in Orlando, Florida.

Management and Other Fee-Based Services

Bluegreen earns recurring management fees for providing services to HOAs. These management services include oversight of housekeeping services, maintenance, and certain accounting and administrative functions. Bluegreen believes its management contracts yield highly predictable cash flows that do not have the traditional risks associated with hotel management contracts that are linked to daily rate or occupancy. Bluegreen’s management contracts are typically structured as “cost-plus” management fees, which means Bluegreen generally earns fees equal to 10% to 12% of the costs to operate the applicable resort, and have an initial term of three years with automatic one-year renewals. As of December 31, 2018, Bluegreen provided management services to 49 resorts. Bluegreen also earns recurring management fees for providing services to the Vacation Club. These services include managing the reservation system and providing owner billing and collection services. Bluegreen’s management contract with the Vacation Club provides for reimbursement of its costs plus a fee equal to $10 per VOI owner. Bluegreen may seek to expand its management services business, including to provide hospitality management services to hotels for third parties.

In addition to HOA and club management services, which provide a recurring stream of revenue, Bluegreen provides other fee-based services that produce revenues without the significant capital investment generally associated with the development and acquisition of resorts. These services include, but are not limited to, title and escrow services for fees in connection with the closing of VOI sales, servicing notes receivable held by third parties, typically for a fee equal to 1.5% to 2.5% of the principal balance of the serviced portfolio, and construction management services for third-party developers, typically for fees equal to 4% of the cost of construction of the project. Bluegreen also receives revenues from retail and food and beverage outlets at certain resorts.

Customer Financing

Bluegreen generally offers qualified purchasers financing for up to 90% of the purchase price of VOIs. The typical financing provides for a term of ten years, a fixed interest rate that is determined by the FICO score of the borrower, the amount of the down payment, and existing ownership, is fully amortizing in equal installments, and may be prepaid without penalty. Purchasers may receive an additional 1% discount on the interest rate by participating in Bluegreen’s pre-authorized payment plan. As of December 31, 2018, 95% of Bluegreen’s serviced VOI notes receivable participated in Bluegreen’s pre-authorized payment plan. During the year ended December 31, 2018, the weighted-average interest rate on Bluegreen’s VOI notes receivable was 15.1%.

VOI purchasers are generally required to make a down payment of at least 10% of the sales price. As part of Bluegreen’s continued efforts to manage operating cash flows, Bluegreen incentivizes its sales associates to encourage cash sales and higher down payments on financed sales, with a target of 40-45% of the VOI sales price collected in cash. Bluegreen also promotes a point-of-sale credit card program sponsored by a third-party financial institution. As a result of these efforts, Bluegreen has increased both the percentage of sales that are fully paid in cash and the average down payment on financed sales. Including down payments received on financed sales, approximately 42% of Bluegreen’s system-wide sales of VOIs, net during the year ended December 31, 2018 were paid in cash within approximately 30 days from the contract date.

See “Sales/Financing of Receivables” below for additional information regarding Bluegreen’s receivable financing activities.

Loan Underwriting

Bluegreen generally does not originate financing to customers with FICO scores below 575. However, Bluegreen may provide financing to customers with no FICO score if the customer makes a minimum down payment of 20%. For loans made during 2018, the borrowers’ weighted-average FICO score after a 30-day, “same as cash” period from the point of sale was 726. Further information is set forth in the following table:

FICO Score	Percentage of originated and serviced VOI receivables (1)
<600	2.0%
600 - 699	32.0%
700+	65.0%

(1)	Excludes loans for which the obligor did not have a FICO score. For 2018, approximately 1% of Bluegreen’s VOI notes receivable related to financing provided to borrowers with no FICO score.

Collection Policies

Financed VOI sales originated by Bluegreen typically utilize a note and mortgage. Collection efforts related to these VOI loans are managed by Bluegreen. Bluegreen’s collectors are incentivized through a performance-based compensation program.

Bluegreen generally makes collection efforts with respect to Vacation Club owners with outstanding loans secured by their VOI by mail, telephone, and email (as early as 10 days past due). At 30 days past due, Bluegreen mails a collection letter to the owner, if a U.S. resident, advising that if the loan is not brought current, the delinquency will be reported to a credit reporting agency. At 60 days past due, Bluegreen mails a letter to the owner advising that he or she may be prohibited from making future reservations for lodging at a resort. At 90 days past due, Bluegreen stops the accrual of, and reverses previously accrued but unpaid, interest on the note receivable and typically mails a notice informing the owner that unless the delinquency is cured within 30 days, Bluegreen may terminate the underlying VOI ownership. If an owner fails to bring the account current within the given timeframe, the loan is typically defaulted, and the owner’s VOI is terminated. In that case, Bluegreen mails a final letter, typically at approximately 120 days past due, notifying the owner of the loan default and the termination of his or her beneficial interest in the VOI property. Thereafter, Bluegreen may seek to resell the VOI to a new purchaser. In certain cases, at Bluegreen’s discretion, Bluegreen may not default the loan and terminate the underlying VOI, in which case the loan would remain delinquent.

Allowance for Credit Losses

Bluegreen estimates uncollectible VOI notes receivable based on historical amounts for similar VOI notes receivable and does not consider the value of the underlying collateral. Bluegreen holds large pools of homogeneous VOI notes receivable and assesses uncollectibility based on pools of receivables. In estimating future credit losses, Bluegreen’s management does not use a single primary indicator of credit quality, but instead evaluates its VOI notes receivable based upon a combination of factors, including a static pool analysis that incorporates the aging of the respective receivables, default trends, and prepayment rates by origination year, as well as the FICO scores of borrowers.

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

Sales/Financing of Receivables

Bluegreen’s ability to sell or borrow against its VOI notes receivable has historically been an important factor in meeting its liquidity requirements. The vacation ownership business generally involves sales where a buyer is only required to pay 10% of the purchase price up front while the selling and marketing expenses related to such sales are primarily cash expenses that exceed the down payment amount. For the year ended December 31, 2018, Bluegreen’s sales and marketing expenses totaled approximately 49% of system-wide sales of VOIs, net. Accordingly, having facilities for the sale or hypothecation of VOI notes receivable, along with periodic term securitization transactions, has been a critical factor in meeting Bluegreen’s short and long-term cash needs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information about Bluegreen’s VOI notes receivable purchase facilities and term securitizations.

Receivables Servicing

Receivables servicing includes collecting payments from borrowers and remitting the funds to the owners, lenders, or investors in such receivables, accounting for principal and interest on such receivables, making advances when required, contacting delinquent borrowers, terminating a Vacation Club ownership in the event that defaults are not timely remedied and performing other administrative duties.

Bluegreen receives fees for servicing its securitized notes receivable, and these fees are included as a component of interest income. Additionally, Bluegreen earns servicing fee income from third-party developers in connection with its servicing of their loan portfolios under certain fee-based services arrangements, which is netted against the cost of Bluegreen’s mortgage servicing operations.

Bluegreen’s Core Operating and Growth Strategies

Grow VOI sales

Bluegreen’s goal is to utilize its sales and marketing platform to achieve VOI sales growth through the expansion of existing alliances, continued development of new marketing programs, and additional VOI sales to its existing Vacation Club owners. Bluegreen believes there are a number of opportunities within its existing marketing alliances to drive future growth, including the potential expansion of its marketing efforts with Bass Pro to include programs focused on Bass Pro’s e-commerce platform. In addition, through Bluegreen’s agreement with Choice Hotels, Bluegreen has plans to enhance its marketing program through further penetration of Choice Hotels’ digital and call-transfer programs. In addition to existing programs, Bluegreen has plans to utilize its sales and marketing expertise to continue to identify unique marketing relationships with nationally-recognized brands that resonate with its core demographic. In addition, Bluegreen will continue to actively seek to sell additional VOI points to its existing Vacation Club owners, which typically involve significantly lower marketing costs and have higher conversion rates compared to sales to new customers. Bluegreen’s goal is to expand and update its sales offices to more effectively convert tours generated by its marketing programs into sales. To this end, Bluegreen is focused on identifying high traffic resorts where it believes increased investment in sales office infrastructure will yield strong sales results.

Continue to enhance Bluegreen’s Vacation Club experience

Bluegreen believes its Vacation Club offers owners exceptional value. Bluegreen’s Vacation Club offers owners access to its 45 Club Resorts and 24 Club Associate Resorts in premier vacation destinations, as well as access to over 11,000 other hotels and resorts and other vacation experiences, such as cruises, through partnerships and exchange networks. Bluegreen continuously seeks new ways to add value and flexibility to its Vacation Club membership and enhance the vacation experience of its Vacation Club owners, including the addition of new destinations, the expansion of its exchange programs, and the addition of new partnerships to offer increased vacation options. Bluegreen also continuously seeks to improve its technology, including websites and applications, to enhance its Vacation Club owners’ experiences. Bluegreen believes this focus, combined with its high-quality customer service, will continue to enhance the Vacation Club experience, driving sales to new owners and additional sales to existing Vacation Club owners.

Grow higher-margin, cash generating businesses

Bluegreen seeks to continue to grow its ancillary businesses, including resort management, title services, and loan servicing. Bluegreen believes these businesses can grow with little additional investment in infrastructure and potentially produce higher-margin revenues.

Increase sales and operating efficiencies across all customer touch-points

Bluegreen actively seeks to improve its operational execution across all aspects of its business. In Bluegreen’s sales and marketing platform, Bluegreen utilizes a variety of screening methods and data-driven analyses intended to identify and attract high-quality prospects to its sales offices in an effort to increase Volume Per Guest (“VPG”), an important measure of sales efficiency. Bluegreen also continues to test new and innovative methods to generate sales prospects with a focus on increasing cost efficiency. In connection with its management services and consumer financing activities, Bluegreen will continue to seek to leverage its size, infrastructure and expertise to increase operating efficiency and profitability. In addition, as Bluegreen expands, Bluegreen expects to gain further operational efficiencies by streamlining its support operations, such as call centers, customer service, administration and information technology.

Maintain operational flexibility while growing the business

Bluegreen believes it has built a flexible business model that allows it to capitalize on opportunities and quickly adapt to changing market environments. Bluegreen intends to continue to pursue growth through a balanced mix of capital-light sales vs. developed VOI sales, sales to new customers vs. sales to existing Vacation Club owners, and cash sales vs. financed sales. While Bluegreen may from time to time pursue opportunities that impact its short-term results, Bluegreen’s long-term goal is to achieve sustained growth while maximizing earnings and cash flow.

Pursue strategic transactions

As part of its growth strategy, Bluegreen may seek acquisitions of other VOI companies, resort assets, sales and marketing platforms, management companies and contracts, and other assets, properties and businesses, including where Bluegreen believes significant synergies and cost savings may be available. Bluegreen may choose to pursue these acquisitions directly or in partnership with third-party developers or others, including pursuant to arrangements where third-party developers purchase the resort assets and Bluegreen sells the VOIs in the acquired resort on a commission basis. Bluegreen has a history of successfully identifying, acquiring, and integrating complementary businesses and believes its flexible sales and marketing platform enables it to complete these transactions in a variety of economic conditions.

Industry Overview

The vacation ownership, or timeshare, industry is one of the fastest growing segments of the global travel and tourism sector. By purchasing a VOI, the purchaser typically acquires either (i) a fee simple interest in a property (or collection of properties) providing annual usage rights at the owner’s home resort (where the owner’s VOI is deeded) or (ii) an annual or biennial allotment of points that can be redeemed for stays at properties included in the vacation ownership company’s resort network or for other vacation options available through exchange programs. Compared to hotel rooms, vacation ownership units typically offer more spacious floor plans and residential features, such as living rooms, fully equipped kitchens, and dining areas. Compared to owning a vacation home in its entirety, the key advantages of vacation ownership products typically include a lower up-front acquisition cost and annual expenses, resort-style features and services and, often, an established infrastructure to exchange usage rights for stays across multiple locations.

The vacation ownership industry was historically highly fragmented, with a large number of local and regional resort developers and operators having small resort portfolios of varying quality. Bluegreen believes that growth in the vacation ownership industry has been driven by increased interest from resort developers and globally-recognized lodging and entertainment brands, increased interest from consumers seeking flexible vacation options, continued product evolution, and geographic expansion. Approximately 9.6 million families (approximately 7.1% of U.S. households) own at least one VOI.

The average VOI owner is 40 years old and married, and 79% have either graduated from college or have attended some college. VOI owners have an average household income of over $86,000, which is much higher than the average  household income for the U.S.

BBX Capital Real Estate

Overview

BBX Capital Real Estate is engaged in the acquisition, development, construction, ownership, financing, and management of real estate and investments in real estate joint ventures, including investments in multifamily apartment and townhome communities, single-family master-planned communities, and commercial properties located primarily in Florida. In addition, it owns a 50% equity interest in the Altman Companies, a developer and manager of multifamily apartment communities.

BBXRE also manages the legacy assets acquired by BCC in connection with the BankAtlantic Sale. The legacy assets include portfolios of loans receivable, real estate properties, and loans previously charged off by BankAtlantic.

Strategy

BBX Capital Real Estate’s strategy is focused on:

•	Identifying and acquiring or developing real estate, including multifamily apartment and townhome communities, single-family master-planned communities, and commercial properties;
•	Identifying and investing in opportunistic real estate joint ventures with third party developers; and
•	Continuing to monetize the remaining legacy asset portfolio through the collection or sale of loans receivable or the development or sale of foreclosed real estate properties.

Investment Portfolio

Although BBXRE is primarily focused on the development of multifamily apartment and townhome communities and single-family master-planned communities, it is currently invested in a diverse portfolio of real estate developments and operating properties. The following is a description of BBXRE’s principal investments, which include multifamily apartment communities, single-family master-planned communities, retail and mixed-used properties, operating properties, and other legacy assets.

As described below, BBXRE has entered into contracts for the sale of certain projects or investments. Such contracts may be subject to the completion of due diligence or other conditions. There is no assurance that the transactions contemplated will be consummated as anticipated, or at all.

Multifamily Apartment Developments – The Altman Companies

The Altman Companies

In November 2018, BBX Capital Real Estate acquired a 50% equity interest in the Altman Companies, a joint venture between BBXRE and Joel Altman (“JA”) engaged in the development, construction, and management of multifamily apartment communities,  for cash consideration of $14.6 million, including $2.3 million in transaction costs.

The Altman Companies is a fully integrated platform covering all aspects of the development process through its ownership of various operating companies that were previously owned and operated by JA. These companies and their predecessors have operated since 1968 and have developed and managed more than 25,000 multifamily homes across the United States, including communities in Florida, Michigan, Illinois, Tennessee, Georgia, Texas, and North Carolina. The Altman Companies currently operates through the following companies:

•

Altman Development Company (“ADC”) – The Altman Companies owns 100% of ADC, which performs site selection and other predevelopment activities (including project underwriting and design), obtains development financing (which is typically comprised of a combination of internal and external equity and institutional debt), provides oversight of the construction process, and arranges for the ultimate sale of the projects upon stabilization. ADC enters into a development agreement with each joint venture that is formed to invest in development projects originated by the platform and earns a development fee for its services.

•

Altman Management Company (“AMC”) – The Altman Companies owns 100% of AMC, which performs leasing and property management services for the multifamily apartment communities developed by the Altman Companies prior to the ultimate sale of such projects. In certain cases, AMC also provides such services to apartment communities owned by third parties and certain affiliated entities. AMC enters into a leasing and property management agreement with each joint venture that is formed to invest in projects originated by the platform and earns a management fee for its services.

•

Altman-Glenewenkel Construction (“AGC”) – The Altman Companies owns 60% of AGC, which performs general contractor services for the multifamily apartment communities developed by the Altman Companies. AGC enters into a general contractor agreement with each joint venture that is formed to invest in projects originated by the platform and earns a general contractor fee for its services.

In addition to the fees earned by these companies, BBXRE and JA will invest in the managing member of the joint ventures that are formed to invest in projects originated by the platform based on their relative ownership percentages in the Altman Companies. Such equity interests are typically entitled to a promoted equity interest in the projects to the extent that the external equity investors in such ventures receive agreed-upon returns on their investments.

Pursuant to the operating agreement of the Altman Companies,  BBXRE will acquire an additional 40% equity interest in the Altman Companies from JA for a purchase price of $9.4 million in January 2023, while JA can also, at his option or in other predefined circumstances, require the Company to purchase his remaining 10% equity interest in the Altman Companies for $2.4 million. However, JA will retain his membership interests, including his decision making rights, in the managing member of any development joint ventures that are originated prior to the Company’s acquisition of additional equity interests in the Altman Companies. In addition, in certain circumstances, BBXRE may acquire the 40% membership interests in AGC that are not owned by the Altman Companies for a purchase price based on prescribed formulas in the operating agreement of AGC.

In connection with its investment in the Altman Companies, BBXRE acquired interests in the managing member of seven multifamily apartment developments, including four developments in which BBXRE had previously invested as a non-managing member, for aggregate cash consideration of $8.8 million. In addition, BBXRE and JA each contributed $2.5 million to ABBX Guaranty, LLC, a newly formed joint venture established to provide guarantees on the indebtedness and construction cost overruns of new real estate joint ventures formed by the Altman Companies.

The following provides a description of BBXRE’s various investments in multifamily apartment communities, many of which are investments in joint ventures with JA that were originated prior to BBXRE’S investment in the Altman Companies.

Altis at Kendall Square

In March 2013, BBXRE invested $1.3 million as one of a number of investors in a joint venture with JA to develop Altis at Kendall Square, a 321 unit multifamily apartment community comprised of twelve three-story apartment buildings, a clubhouse, and an adjacent land parcel located in Kendall, Florida. During the year ended December 31, 2016, the joint venture sold the apartment buildings and clubhouse, and BBXRE recognized $3.0 million of equity earnings and received $3.7 million of distributions from the joint venture. The joint venture is seeking to sell the land parcel in 2019.

Altis at Lakeline

In December 2014, BBXRE invested $5.0 million as one of a number of investors in a joint venture with JA to develop Altis at Lakeline, a 354 unit multifamily apartment community comprised of nineteen two- and three-story apartment buildings, 38 enclosed garages, and a private resort-style 5,500 square foot clubhouse located in Cedar Park, Texas. In November 2018, BBXRE also acquired approximately 50% of JA’s membership interest in the joint venture for $0.5 million. Construction commenced in 2015 and was completed during 2017. The 354 apartment units were 92% leased as of December 31, 2018, and the joint venture is seeking to sell the project in 2019.

Altis at Bonterra

In December 2015, BBXRE invested in a joint venture with JA to develop Altis at Bonterra, a 314 unit multifamily apartment community located in Hialeah, Florida. At the inception of the venture, BBXRE transferred land with an agreed upon value of $9.4 million and cash of $7.5 million to the joint venture in return for its membership interest. In November 2018, BBXRE also acquired approximately 50% of JA’s membership interest in the joint venture for $1.4 million. Construction commenced in the first quarter of 2016 and was completed during 2017. The 314 apartment units were 94% leased as of December 31, 2018, and the joint venture is seeking to sell the project in 2019.

Altis at Shingle Creek

In April 2016, BBXRE invested $332,000 as one of a number of investors in a joint venture with JA to develop Altis at Shingle Creek, a 356 unit multifamily apartment community located in Orlando, Florida. During the year ended December 31, 2018, the joint venture sold the project, and BBXRE recognized $3.4 million of equity earnings and received $3.7 million of distributions from the joint venture.

Altis at Grand Central

In September 2017, BBXRE invested $1.9 million as one of a number of investors in a joint venture with JA to develop Altis at Grand Central, a 314 unit multifamily apartment community located in Tampa, Florida.  In November 2018, BBXRE also acquired approximately 50% of JA’s membership interest in the joint venture for $0.6 million. Construction commenced in 2017 and is anticipated to be substantially completed during 2019.

Altis at Promenade

In December 2017, BBXRE invested $962,000 as one of a number of investors in a joint venture with JA to develop Altis at Promenade, a 338 unit multifamily apartment community located in Tampa, Florida.  In November 2018, BBXRE also acquired approximately 50% of JA’s membership interest in the joint venture for $1.2 million. Construction commenced in 2018 and is anticipated to be substantially completed during 2019.

Altis at Ludlam

During 2018, BBXRE invested $0.7 million with JA and another investor in a joint venture to acquire land, obtain entitlements, and fund predevelopment costs for a potential multifamily apartment development located in Miami, Florida. The joint venture expects to receive entitlements for the project, close on permanent development financing, and commence construction in 2019.

Altis at Preserve (Suncoast)

During 2018, BBXRE invested $1.9 million with JA in a joint venture to acquire land, obtain entitlements, and fund predevelopment costs for a potential multifamily apartment development located in Tampa, Florida. In 2019, the joint venture closed on its development financing and commenced construction, which is expected to be substantially completed in 2020. In connection with the closing, BBXRE and JA retained membership interests in the managing member of the joint venture and received distributions of a portion of their previous capital contributions based on the final development financing structure.

Altis at Pembroke Gardens

In November 2018, BBXRE acquired approximately 50% of JA’s membership interest in a joint venture invested in Altis at Pembroke Gardens for $1.3 million. Altis at Pembroke Gardens is a 280 unit multifamily apartment community located in Pembroke Pines, Florida. Construction was completed during 2017, and the 280 apartment units were 86% leased as of December 31, 2018. The joint venture is seeking to sell the project in 2019.

Altis at Boca Raton

In November 2018, BBXRE acquired approximately 50% of JA’s membership interest in a joint venture invested in Altis at Boca Raton for $1.9 million. Altis at Boca Raton is a 398 unit multifamily apartment community located in Boca Raton, Florida. Construction was completed during 2017, and the 398 apartment units were 98% leased as of December 31, 2018. The joint venture is seeking to sell the project in 2019.

Altis at Wiregrass

In November 2018, BBXRE acquired approximately 50% of JA’s membership interest in a joint venture invested in Altis at Wiregrass for $1.9 million. Altis at Wiregrass is a 392 unit multifamily apartment community located in Tampa, Florida. Construction of the facility was completed during 2018, and the 392 apartment units were 57% leased as of December 31, 2018.

Rights to Joint Venture Distributions

The operating agreements governing the above joint ventures generally provide that the non-managing members are entitled to distributions based on their pro-rata share of the initial capital contributions to the ventures until such members receive their aggregate capital contributions plus a specified return on their capital. After such members receive their contributed capital and the specified returns, distributions thereafter are based on an agreed-upon allocation of earnings, with the managing member receiving an increasing percentage of the distributions. As BBXRE’s investments in the above joint ventures include investments as both a non-managing member and a managing member, the Company’s economic interest in the expected distributions from such ventures in many cases is not the same as its pro-rata share of the initial contributed capital in such ventures.

Multifamily Apartment Developments – Other

The Addison on Millenia

In December 2015, BBXRE invested as one of a number of investors in a joint venture with ContraVest to develop The Addison on Millenia, a 292 unit multifamily apartment community comprised of nine apartment buildings located in Orlando, Florida. At the inception of the venture, BBXRE transferred land with an agreed upon value of $5.8 million and cash of $0.3 million to the joint venture in return for its membership interest. BBXRE was entitled to receive 48% of the joint venture distributions until it received its aggregate capital contributions plus a specified return on its capital. After all investors receive a specified return and the return of their contributed capital, any distributions thereafter were shared based on earnings, with the managing member receiving an increasing percentage of distributions. During the year ended December 31, 2018, the joint venture sold the community, and BBXRE recognized $9.3 million of equity earnings and received $15.2 million of distributions from the joint venture.

Single Family Developments

Bonterra – CC Homes

In July 2014, BBXRE invested in a joint venture with CC Homes to develop Bonterra – CC Homes, a residential community comprised of 394 homes located in Hialeah, Florida. At the inception of the venture, BBXRE transferred land with an agreed upon value of $15.6 million to the joint venture in exchange for cash of $2.2 million, membership interests with an agreed upon value of $4.9 million, and the venture’s assumption of an $8.3 million mortgage loan on the property. BBXRE was entitled to receive 57% of the joint venture distributions until it received its aggregate capital contributions plus a specified return on capital, and any distributions thereafter were shared, with the managing member receiving an increased percentage of distributions. During the year ended December 31, 2016, the joint venture closed on the sale of 201 homes, and the Company recognized $8.5 million of equity earnings and received $11.5 million of cash distributions from the joint venture. During the year ended December 31, 2017, the joint venture closed on the sale of 192 homes, and the Company recognized $11.0 million of equity earnings and received $14.4 million of cash distributions from the joint venture. In January 2018, the joint venture closed on the final home.

Village at Victoria Park

In December 2013, BBXRE invested $750,000 in a joint venture with New Urban Communities to develop Village at Victoria Park, a residential community comprised of 30 single-family homes located in Fort Lauderdale, Florida. BBXRE was entitled to receive 50% of the joint venture distributions. The project commenced construction and sales during the third quarter of 2014. During the years ended December 31, 2018 and 2017, the joint venture closed on 12 and 9 homes, respectively, and the Company recognized $934,000 and $558,000, respectively, of equity earnings from the joint venture. As of December 31, 2018, the joint venture had sold all of the homes in the community.

Centra Falls

In August 2015, the Company invested $750,000 as one of a number of investors in a joint venture with Label & Co.  to develop Centra Falls, a residential community comprised of 89 townhomes located in Pembroke Pines, Florida. The Company is entitled to receive 7.143% of the joint venture distributions until it receives its aggregate capital contributions plus a specified return on its capital. After all investors receive a specified return and the return of their contributed capital, any distributions thereafter are shared based on earnings, with the managing member receiving an increasing percentage of distributions. During the years ended December 31, 2018 and 2017, the joint venture closed on 22 and 61 townhomes, respectively, and BBXRE recognized $31,000 and $286,000, respectively, of equity earnings from the joint venture. As of December 31, 2018, the joint venture had closed on 83 townhomes and had executed contracts for the remaining 6 townhomes.

Centra Falls West

In November 2016, BBXRE invested $571,000 as one of a number of investors in a joint venture with Label & Co. to develop Centra Falls West, a residential community comprised of 61 townhomes located in Pembroke Pines, Florida. BBXRE is entitled to receive 7.143% of the joint venture distributions until it receives its aggregate capital contributions plus a specified return on its capital. After all investors receive a specified return and the return of their contributed capital, any distributions thereafter are shared based on earnings, with the managing member receiving an increasing percentage of distributions. During the year ended December 31, 2018, the joint venture closed on 60 townhomes, and BBXRE recognized $216,000 of equity earnings from the joint venture. In January 2019, the joint venture closed on the final townhome.

Chapel Grove

In October 2017, BBXRE invested $4.9 million as one of a number of investors in a joint venture with Label & Co. to develop Chapel Grove, a residential community comprised of 125 townhomes located in Pembroke Pines, Florida. BBXRE is entitled to receive 46.75% of the joint venture distributions until it receives its aggregate capital contributions plus a specified return on its capital. After all investors receive a specified return and the return of their contributed capital, any distributions thereafter are shared based on earnings, with the managing member receiving an increasing percentage of distributions. The project commenced construction during the fourth quarter of 2017, and as of December 31, 2018, the joint venture had executed contracts to sell 97 townhomes, with closings anticipated to commence during the first quarter of 2019.

Beacon Lake Master Planned Development

BBXRE has obtained entitlements to develop raw land in St. Johns County, Florida into 1,476 finished lots which will comprise the Beacon Lake Community. As part of the development, BBXRE is developing the land and common areas and selling the finished lots to third-party homebuilders who will construct single-family homes and townhomes that are planned to range from 1,800 square feet to 4,000 square feet and priced from the high $200,000’s to the $500,000’s.

In 2017, BBXRE commenced land development and entered into purchase agreements with homebuilders for the 302 finished lots comprising Phase I of the project. During the year ended December 31, 2018, BBXRE closed on the sale of 251 finished lots in Phase I to homebuilders and recognized pre-tax profits of $7.7 million in connection with such sales, while the remaining 51 lots are anticipated to close during 2019. During the fourth quarter of 2018, the Company commenced land development on the lots comprising Phase II of the project, which is expected to include approximately 400 single-family homes and 196 townhomes. The Company has entered into purchase agreements with homebuilders for finished lots for 192 single-family homes and the 196 townhomes and anticipates that closings on the first finished lots will commence during 2020.

BBXRE has financed a portion of the development costs for the project through the issuance of Community Development Bonds. Under the terms of the purchase agreements with the homebuilders, in connection with the sale of the finished lots, BBXRE is required to repay a portion of the bonds with proceeds from such sales, while a portion of the bonds are to be assumed by the homebuilders.

Miramar – CC Homes

As of December 31, 2018, BBXRE had invested $1.6 million in a project with CC Homes and another developer relating to the potential acquisition of real estate in Miramar, Florida for the construction of single-family homes. Although the City of Miramar approved the site plan in June 2017, the joint venture is currently seeking to resolve pending issues related to the entitlements for the project.

Retail and Mixed Use Developments

Gardens on Millenia Retail

In October 2015, BBXRE invested in a joint venture with Stiles Development to develop a retail center on the Gardens of Millenia site in Orlando, Florida. At the inception of the venture, BBXRE transferred land with an agreed upon value of $7.0 million to the joint venture in exchange for cash of $0.7 million and its membership interest. BBXRE is entitled to receive 90% of the joint venture distributions until it receives its aggregate capital contributions plus a specified return on its capital, and any distributions thereafter are shared based on earnings, with the managing member receiving an increased percentage of the distributions. During the year ended December 31, 2017, the joint venture closed on a portion of the retail center, and BBXRE recognized $3.0 million of equity earnings and received $3.4 million of distributions from the joint venture. The joint venture closed on the remaining retail space during the first quarter of 2018.

PGA Pod B

In December 2013, BBXRE purchased for $6.1 million a commercial property located in PGA Station in Palm Beach Gardens, Florida, with three existing buildings consisting of 145,000 square feet of mainly furniture retail space. Subsequent to the acquisition of the property, BBXRE invested in a joint venture with Stiles Development to redevelop the property. At the inception of the venture, BBXRE contributed the property (excluding certain residential development entitlements) to the joint venture in exchange for cash of $2.9 million and a 40% interest in the venture.  BBXRE transferred the retained residential development entitlements to PGA Pods A&C, which are adjacent parcels owned by BBXRE (see below for further discussion regarding these parcels). During the year ended December 31, 2016, governmental approvals were obtained to change the use of a portion of the property from retail to office. During the year ended December 31, 2018, the joint venture closed on the sale of one of the buildings, and BBXRE recognized $1.5 million of equity earnings. The joint venture has entered into a sales contract on the remaining two buildings; however, the closing of the sale is subject to the completion of the buyer’s due diligence.

PGA Pods A&C

In 2014, BBXRE acquired land located in PGA Station in Palm Beach Gardens, Florida through foreclosure on a loan receivable. During the year ended December 31, 2016, BBXRE obtained governmental approvals to construct a 122 room limited-service suite hotel, a medical office building, and three 60,000 square foot office buildings on the land.  The Company is the master developer of PGA Station and intends to sell the developed land to third party developers.

During the year ended December 31, 2017, the Company closed on the sale of the land on which the hotel and medical office buildings will be constructed to third party developers. BBXRE has entered into a sales contract on the remaining parcels; however, the closing of the sale is subject to the completion of the buyer’s due diligence.

Bayview

In June 2014, BBXRE invested in a joint venture with an affiliate of Procacci Development Corporation (“PDC”). At the inception of the venture, BBXRE and PDC each contributed $1.8 million to the venture in exchange for a 50% interest.  The joint venture acquired for $8.0 million approximately three acres of real estate located in Fort Lauderdale, Florida. There is currently an approximate 84,000 square foot office building, along with a convenience store and gas station, on the property. The office building has low occupancy with short term leases, while the convenience store's lease ends in March 2022. BBXRE anticipates that the property will be redeveloped into a mixed-use project in the future.

Operating Properties

Villa San Michele

In January 2014, BBXRE acquired Villa San Michele, an 82-unit, 272 bed student housing project located in Tallahassee, Florida, through a contractual settlement with the borrower on a loan receivable. In January 2018, BBXRE sold the property for approximately $9.5 million.

RoboVault

In April 2013, the Company acquired RoboVault, a 155,000 square foot high-tech, robotic self-storage facility located in Fort Lauderdale, Florida, through foreclosure on a loan receivable. RoboVault offers storage for business, forensic property, and personal prized possessions, including art, wine collections, cars, gems, antiques, important documents and files, and other collectibles. The facility was built in 2009 to be wind resistant up to 200 mph and store items 30 feet above sea level. In January 2019, the Company executed a  sales contract to sell the RoboVault facility; however, the closing of the sale is subject to the completion of the buyer’s due diligence.

Legacy Assets

In addition to the above projects, BBXRE holds various legacy assets acquired by BCC in connection with the BankAtlantic Sale, including loans receivable and real estate with an aggregate carrying amount of approximately $30.0 million as of December 31, 2018. The majority of the legacy assets do not generate income on a regular or predictable basis. As a consequence, BBXRE does not expect to generate revenue from the legacy assets until the assets are monetized through loan repayments or transactions involving the sale, joint venture, or development of the underlying real estate. BBXRE generally invests the cash flows from the monetization of legacy assets in new real estate investments, although such cash flows may also be used to fund the operations of BBX Capital and its subsidiaries.

As a result of the substantial decline in real estate values during the recession which began in 2007 and 2008, the majority of the non-performing commercial real estate loans and foreclosed real estate assets within the legacy asset portfolio were written down in prior periods to the then prevailing estimated fair values of the collateral less costs to sell. The Company believes there has been improvements generally in real estate markets since the prior period write-downs and believes that the carrying values of such assets may be below current market values. Additionally, the recovery in the real estate market over the past several years has favorably affected the financial condition of borrowers, and BBXRE has aggressively pursued its borrowers and/or guarantors in order to maximize recoveries through cash settlements, loan workout arrangements, or participation interests in the development or performance of the collateral. If BBXRE is successful in its efforts, BBXRE may recognize gains to the extent that the amounts it collects exceed the carrying value of its real estate loans and foreclosed real estate.

Renin

Overview

Renin is engaged in the design, manufacture, and distribution of sliding doors, door systems and hardware, and home décor products and operates through its headquarters in Canada and two manufacturing and distribution facilities in the United States and Canada. In addition to its own manufacturing, Renin also sources various products and materials from China. Following BBX Capital’s acquisition of Renin in 2013, Renin, which historically generated operating losses, has become profitable, generating trade sales of $68.4 million and income before taxes of $2.5 million for the year ended December 31, 2018.

Renin’s products are sold through three channels in North America: retail, commercial, and direct installation in the greater Toronto area. Renin’s retail channel currently comprises approximately 60% of its gross sales and includes big box retail customers such as Lowes, Home Depot, and Costco, while its commercial channel currently comprises approximately 30% of its gross sales and includes original equipment manufacturers and fabricators across North America. Renin’s direct installation channel generates the remaining sales.

Strategy

Renin’s business and operating strategy is focused on:

•	Growing sales across all channels through new customers and expanded product assortment;
•	Lowering manufacturing costs by negotiating better pricing and standardizing raw materials in products;
•	Innovating its current product line; and
•	Reducing working capital requirements by shortening customer payment terms, improving inventory planning, and rationalizing product assortment.

IT'SUGAR

Overview

IT’SUGAR is a specialty candy retailer which operates approximately 100 retail locations in over  25 states and Washington, D.C., and its products include bulk candy, giant candy packaging, and novelty items that are purchased from third-party vendors and sold at its retail locations, which include a mix of high-traffic resort and entertainment, lifestyle, mall/outlet, and urban locations across the United States. IT’SUGAR’s retail locations generally utilize a store model that requires a relatively low initial investment, with a goal of shorter payback periods and increased investment returns and cash flows. IT’SUGAR also operates various “flagship” locations in select resort and entertainment locations which generally experience higher traffic and sales volume but require a higher initial investment.

BBX Capital acquired IT’SUGAR in June 2017. During 2018, IT'SUGAR’s focus was on establishing a platform for future growth of its retail network, including replacing three executives and focusing on operational improvements and improved customer engagement. In addition, IT’SUGAR invested capital in several new retail locations, including the FAO Schweetz location in New York City that opened during 2018 which is operated by IT’SUGAR and a flagship location in Las Vegas that is expected to open in 2019.

IT’SUGAR incurred a loss before income taxes in 2018 and is expected to incur a loss before income taxes in 2019 due to the expected costs of opening new stores and related depreciation expense. However, IT’SUGAR generated positive cash flows from operations in 2018 and is expected to continue to do so in future periods.

Strategy

IT’SUGAR’s business and operating strategy is focused on:

•	Recruiting and retaining talented associates to operate its retail network;
•	Developing creative and humorous product content;
•	Expanding its current retail network to high profile, high foot traffic locations; and
•	Continuous operational process improvement and improved customer engagement.

Other Investments

In addition to its principal investments, the Company has investments in other operating businesses that are in various stages of development and currently generate operating losses.

Businesses in the Confectionery Industry

The Company has investments in various companies in the confectionery industry, including Hoffman’s Chocolates, a manufacturer and retailer of gourmet chocolates with retail locations in South Florida, and several other manufacturers/wholesalers of confectionery products, including fine chocolates and tropical snacks.

During the year ended December 31, 2018, the Company exited its manufacturing facility in Utah, outsourced the manufacturing of certain products, and reduced its corporate personnel and infrastructure, which resulted in the recognition of various costs, including severance costs for various employees and the recognition of lease obligations.

In addition, these strategic initiatives and the continuing losses from certain of these businesses resulted in the recognition of impairment losses. The Company is continuing to evaluate the operations of these businesses, and to the extent that it decides to divest of or otherwise exit certain or all of these operations, the Company may recognize additional impairment charges and incur additional costs in future periods.

MOD Pizza Restaurant Operations

In 2016, Food for Thought Restaurant Group, LLC (“FFTRG”), a wholly-owned subsidiary of BBX Capital, entered into area development and franchise agreements pursuant to which the Company has the opportunity to develop up to approximately 60 MOD Pizza franchised restaurant locations throughout Florida over the next several years. FFTRG’s MOD Pizza restaurants operate in the fast casual dining industry and sell custom artisan style pizzas, salads, and beverages. These restaurants charge a set price per pizza or salad, which allows customers to choose any toppings for their pizza or salad, and the product is made-to-order through an assembly-line process in the restaurant. FFTRG currently operates nine MOD Pizza restaurant locations and is evaluating their performance to determine the rate at which it will open new restaurant locations in the future.

Employees

As of December 31, 2018, the Company and its subsidiaries had approximately 7,307 employees, including 5,816 employees at Bluegreen.

Management believes that its relations with its employees are satisfactory. The Company currently maintains employee benefit programs that are considered by management to be generally competitive with programs provided by other major employers in its markets.

As of December 31, 2018, approximately 28 employees of Bluegreen were covered by two collective bargaining agreements which address the terms and conditions of their employment, including pay rates, working hours, certain employee benefits, and procedures for settlement of labor disputes. In addition, approximately nine employees of a Canadian division of Renin are unionized with a collective bargaining agreement in place. Employees at Renin’s Brampton manufacturing facility in Canada voted against unionization; however, the union filed an Unfair Labour Practice with the Ontario Labour Board which remains pending.

Competition

The industries in which the Company’s investments conduct business are very competitive, and the Company also faces substantial competition with respect to our investment activities from real estate investors and developers, private equity funds, hedge funds, and other institutional investors. The Company competes with institutions and entities that are larger and have greater resources than the resources available to the Company.

Bluegreen competes with various high profile and well-established firms, many of which have greater liquidity and financial resources than Bluegreen. Many of the world’s most recognized lodging, hospitality and entertainment companies develop and sell VOIs in resort properties. Major companies that now operate vacation ownership resorts directly or through subsidiaries include Marriott Vacations Worldwide Corporation, the Walt Disney Company, Hilton Grand Vacations, Wyndham Destinations, and Diamond Resorts International. Bluegreen also competes with numerous smaller owners and operators of vacation ownership resorts and from alternative lodging options available to consumers through both traditional methods of delivery as well as new web portals and applications, including private rentals of homes, apartments or condominium units, which have increased in popularity in recent years. Bluegreen’s ability to remain competitive and to attract and retain customers depends on its customers’ satisfaction with Bluegreen’s products and services as well as on distinguishing the quality, value, and efficiency of its products and services from those offered by its competitors. In Bluegreen’s fee-based services business, Bluegreen typically competes with Hilton Grand Vacations and Wyndham Destinations. In addition to competing for sales leads, prospects and fee-based service clients, Bluegreen competes with other VOI developers for marketing, sales and resort management personnel.

Renin’s products are primarily sold to large retailers and wholesalers, and it experiences intense competition from importers of foreign products.

Four unaffiliated companies in the confectionery industry currently account for the majority of the industry’s revenues, reflecting significant concentration in the industry in which IT’SUGAR and certain of the Company’s other operating businesses operate. In addition, FFTRG competes for customers with numerous established pizza brands and new entrants into the fast casual pizza category. IT’SUGAR and FFTRG also compete with other retail operators for identifying and leasing prime retail locations.

Regulation

As a public company, the Company is subject to federal securities laws, including the Securities Exchange Act of 1934.  In addition, the companies in which we hold investments are subject to federal, state and local laws and regulations generally applicable to their respective businesses.

Bluegreen

The vacation ownership and real estate industries are subject to extensive and complex governmental regulation. Bluegreen is subject to various federal, state, local and foreign environmental, zoning, consumer protection and other laws, rules and regulations, including those regarding the acquisition, marketing, and sale of VOIs, as well as various aspects of Bluegreen’s financing operations. At the federal level, the Federal Trade Commission has taken an active regulatory role through the Federal Trade Commission Act, which prohibits unfair or deceptive acts or unfair competition in interstate commerce. In addition, many states have what are known as “Little FTC Acts” that apply to intrastate activity.

In addition to the laws applicable to Bluegreen’s customer financing and other operations discussed below, Bluegreen is or may be subject to the Fair Housing Act and various other federal laws, rules and regulations. Bluegreen is also subject to various foreign laws with respect to La Cabana Beach Resort and Casino in Oranjestad, Aruba and Blue Water Resort at Cable Beach in Nassau, Bahamas. The cost of complying with applicable laws and regulations may be significant, and while Bluegreen strives to be in compliance, Bluegreen may not at all times be successful. Any failure to comply with current or future applicable laws or regulations could have a material adverse effect on Bluegreen’s results and operations.

Bluegreen’s vacation ownership product is subject to various regulatory requirements, including state and local approvals. In most states, Bluegreen is required to file a detailed offering statement describing its business and all material aspects of the project and sale of VOIs with a designated state authority. In addition, when required by state law, Bluegreen provides its VOI purchasers with a public offering disclosure statement that contains, among other items, detailed information about the VOI product and the purchaser’s rights and obligations as a VOI owner. Laws in each state where Bluegreen sells VOIs generally grant the purchaser of a VOI the right to cancel a purchase contract at any time within a specified rescission period following the earlier of the date the contract was signed or the date the purchaser received the last of the documents required to be provided by Bluegreen. Most states have other laws that regulate Bluegreen’s activities, including real estate licensure requirements, sellers of travel licensure requirements, anti-fraud laws, telemarketing laws, prize, gift and sweepstakes laws, and labor laws.

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

Bluegreen’s marketing, sales, and customer financing activities are also subject to extensive regulation, which can include, but is not limited to: the Truth-in-Lending Act and Regulation Z; the Fair Housing Act; the Fair Debt Collection Practices Act; the Equal Credit Opportunity Act and Regulation B; the Electronic Funds Transfer Act and Regulation E; the Home Mortgage Disclosure Act and Regulation C; the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“the Dodd-Frank Act”); Unfair or Deceptive Acts or Practices and Regulation AA; the Patriot Act; the Right to Financial Privacy Act; the Gramm-Leach-Bliley Act; the Fair and Accurate Credit Transactions Act; and anti-money laundering laws. The Dodd-Frank Act contains significant changes to the regulation of financial institutions and related entities, including the creation of new federal regulatory agencies, and the granting of additional authorities and responsibilities to existing regulatory agencies to identify and address emerging systemic risks posed by the activities of financial services firms. The Consumer Financial Protection Bureau (the “CFPB”) is one such regulatory agency created pursuant to the Dodd-Frank Act. The CFPB’s mandate is to protect consumers by carrying out federal consumer financial laws and to publish rules and forms that facilitate understanding of the financial implications of the transactions consumers enter into. Consistent with this mission, the CFPB amended Regulations X and Z to establish new disclosure requirements and forms pursuant to Regulation Z for most closed-end consumer credit transactions secured by real property. The practical impact upon Bluegreen is the requirement to use a new Integrated Mortgage Disclosure Statement in lieu of the separate Good Faith Estimate and Closing Statement. In addition, Bluegreen’s term securitization transactions must comply with certain requirements of the Dodd-Frank Act, including risk retention rules.

Bluegreen’s management of, and dealings with, HOAs, including the purchase of defaulted inventory from HOAs in connection with secondary market arrangements, is subject to state laws and resort rules and regulations, including those with respect to the establishment of budgets and expenditures, rule-making and the imposition of maintenance assessments.

During the year ended December 31, 2018, approximately 6% of Bluegreen’s VOI sales were generated by marketing to prospective purchasers obtained through internal and third-party vendors’ outbound telemarketing efforts. Bluegreen attempts to monitor the actions and legal and regulatory compliance of these third parties, but there are risks associated with Bluegreen’s and such third parties’ telemarketing efforts. In recent years, state and federal regulators have increased regulations and enforcement actions related to telemarketing operations, including requiring the adherence to state “do not call” laws. In addition, the Federal Trade Commission and Federal Communications Commission have implemented national “do not call” legislation. These measures have significantly increased the costs associated with telemarketing. While Bluegreen continues to be subject to telemarketing risks and potential liability, Bluegreen believes its exposure to adverse impacts from this heightened telemarketing legislation and enforcement may be partially mitigated by the use of “permission based marketing,” whereby Bluegreen obtains the permission of prospective purchasers to contact them in the future, thereby exempting such calls from the various “do not call” laws. Bluegreen has also implemented policies and procedures that it believes will help reduce the possibility that individuals who have requested to be placed on a “do not call” list are not contacted. However, such policies and procedures may not be effective in ensuring strict regulatory compliance, and from time to time, complaints have been filed against Bluegreen for noncompliance.

To date, no material fines or penalties have been imposed on Bluegreen as a result of telemarketing operations. However, from time to time, Bluegreen has been the subject of proceedings for violation of the telemarketing laws and other laws applicable to the marketing and sale of VOIs.

See “Item 1A – Risk Factors” for a description of risks with respect to regulatory compliance. In addition, see “Item 3 - Legal Proceedings” for a  description of litigation that was brought against Bluegreen in January 2019 relating to telemarketing sales activities.

Seasonality

Bluegreen has historically experienced, and expect to continue to experience, seasonal fluctuations in its revenues and results of operations. This seasonality has resulted, and may continue to result, in fluctuations in Bluegreen’s quarterly operating results. Although more potential customers typically visit Bluegreen’s sales offices during the quarters ending in June and September, Bluegreen’s ultimate recognition of the resulting sales during these periods may be later as a result of the impact of the amount of down payment provided by customers or due to the timing of development and required use of the percentage-of-completion method of accounting.

IT'SUGAR and certain of the Company’s other operating businesses are subject to seasonal fluctuations in trade sales, which cause fluctuations in the Company’s quarterly results of operations. Historically, IT’SUGAR has generated its strongest retail trade sales during the months from June through August, as well as during the month of December, when families are on vacation.

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

BBX Capital has relied and continues to rely primarily on dividends from Bluegreen in order to fund its operations and investments. Dividends from Bluegreen may not be paid to BBX Capital in the amounts previously paid or when anticipated or at all. Bluegreen paid dividends totaling $40.4 million during 2018 and $40.0 million during 2017. The payment of dividends by Bluegreen is subject to compliance with financial covenants under its credit facilities and certain of Bluegreen's credit facilities contain terms which may limit the payment of cash dividends without the lender's consent or waiver. Additionally, the payment of dividends by Bluegreen will be at the discretion of Bluegreen’s board of directors.  Decisions with respect to dividends by Bluegreen are generally based on, among other things, Bluegreen's operating results, financial condition, cash flow, and liquidity needs. Dividend payments to BBX Capital by any of its subsidiaries, including Bluegreen, could, in certain circumstances, be subject to claims made by creditors of such subsidiary.

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

BBX Capital’s acquisitions and investments may reduce earnings, require it to obtain additional financing and expose it to additional risks.

BBX Capital’s business strategy has included investments in or acquisitions of operating companies, such as its acquisition of Renin, IT’SUGAR, and other businesses in the confectionery industry. BBX Capital may also seek to make opportunistic investments outside of its existing portfolio. Some of these investments and acquisitions may be material. While BBX Capital seeks to make investments and acquisitions primarily in companies that provide opportunities for growth, its investments or acquisitions may not prove to be successful or, even if successful, may not initially generate income, or may generate income on an irregular basis or over a long time period. Accordingly, our results of operations may vary significantly on a quarterly basis and from year to year as a result of acquisitions and investments. Acquisitions or investments will also expose BBX Capital, to the risks of the businesses acquired or invested in. Acquisitions and investments entail numerous risks, including:

•	Risks associated with achieving profitability;
•	Difficulties in integrating and assimilating acquired management, acquired company founders, and operations;
• Unforeseen expenses and losses;
• Risks associated with entering new markets in which it has no or limited prior experience;
• The potential loss of key employees or founders of acquired organizations;
• Risks associated with transferred assets and liabilities; and
•	The incurrence of significant due diligence expenses relating to acquisitions, including with respect to those that are not completed;

BBX Capital may not be able to integrate or profitably manage acquired businesses, including Renin, IT’SUGAR, and its other operating businesses, without substantial costs, delays, or other operational or financial difficulties, including difficulties in integrating information systems and personnel and establishing control environment processes across acquired businesses. Further, BBX Capital may not be able to monitor the day to day activities of its investments in joint ventures, and failure to do so could have a material adverse effect on its business, financial condition and results of operations. In addition, to the extent that operating businesses are acquired outside the United States or the State of Florida, there will be additional risks related to compliance with foreign regulations and laws including tax laws, labor laws, currency fluctuations and geographic economic conditions.

In addition, in connection with seeking to identify and acquire new businesses, there is significant competition for investments and acquisitions, which could increase the costs associated with the investment or acquisition. Substantial costs are incurred in connection with the evaluation of potential acquisition and investment opportunities whether or not the acquisition or investment is ultimately consummated. Further, funding of such investments or acquisitions may require additional debt or equity financing, which will subject BBX Capital to the risks and uncertainties described in these risk factors with respect to those activities in the immediately following risk factors. If BBX Capital requires additional financing in the future, the financing may not be available when needed or on favorable terms, if at all. Additionally, BBX Capital does not intend to seek shareholder approval of any investments or acquisitions unless required by law or regulation, or by BBX Capital’s Amended and Restated Articles of Incorporation or Bylaws.

BBX Capital from time to time also pursues transactions involving the sale of its subsidiaries or investments or other transactions which would result in a decrease in BBX Capital’s ownership interest in its subsidiaries. There is no assurance that any such transactions, if pursued and consummated, will generate a profit or otherwise be advantageous to BBX Capital.

BBX Capital may issue additional securities and incur additional indebtedness at BBX Capital or its subsidiaries.

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

Alan B. Levan, the Chairman and Chief Executive Officer of BBX Capital, and John E. Abdo, the Vice Chairman of BBX Capital, collectively beneficially own shares of BBX Capital’s Class A Common Stock and Class B Common Stock representing approximately 77% of the general voting power of BBX Capital. In addition, each of Mr. Alan Levan and Mr. Abdo has been granted restricted securities of BBX Capital which are scheduled to vest over time. Further, Mr. Alan Levan and Mr. Abdo are parties to an agreement pursuant to which Mr. Alan Levan has agreed to vote his shares of BBX Capital’s Class B Common Stock in favor of the election of Mr. Abdo to BBX Capital’s board of directors for so long as he is willing and able to serve as a director of BBX Capital, and Mr. Abdo has granted to Mr. Alan Levan the right to vote his shares of Class B Common Stock so long as such Class B shares are beneficially owned by Mr. Abdo or his heirs, successors or assigns.  Upon Mr. Alan Levan’s death or disability, Jarett Levan, President of the Company, will succeed to Mr. Alan Levan’s rights and obligations under the agreement with Mr. Abdo.  Because BBX Capital’s Class A Common Stock and Class B Common Stock vote as a single class on most matters, Mr. Alan Levan and Mr. Abdo effectively have the voting power to elect the members of BBX Capital’s board of directors and to control the outcome of any other vote of BBX Capital’s shareholders, except in those limited circumstances where Florida law mandates that the holders of BBX Capital’s Class A Common Stock vote as a separate class. Mr. Alan Levan’s and Mr. Abdo’s control position may have an adverse effect on the market price of BBX Capital’s Class A Common Stock and Class B Common Stock. In addition, their interests may conflict with the interests of BBX Capital’s other shareholders.

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

BBX Capital’s board of directors have declared regular quarterly cash dividend since June 2016 and has indicated its intention to declare regular quarterly dividends on BBX Capital’s Class A Common Stock and Class B Common Stock.  However, future dividends are subject to approval and declaration by BBX Capital’s board of directors and, accordingly, BBX Capital may not make dividend payments in the future, whether in the amount anticipated, on a regular basis, or at all. The payment of dividends, if any, by BBX Capital will depend on many factors considered by its board of directors, including, without limitation, our financial condition and results of operations, liquidity requirements, market opportunities, and contractual constraints. Further, over time, the Company’s cash needs may change significantly from its current needs, which could affect whether BBX Capital pays dividends and the amount of any dividends it may pay in the future. The terms of BBX Capital’s indebtedness may also restrict it from paying cash dividends on its stock under certain circumstances. In addition, BBX Capital pays regular quarterly cash dividends of $125,000 with respect to its outstanding 5% Cumulative Preferred Stock. BBX Capital may not pay or set apart for payment any dividend or other distribution (other than a dividend or distribution payable solely in common stock) on its Class A Common Stock or Class B Common Stock until such time as all accrued and unpaid dividends on BBX Capital’s 5% Cumulative Preferred Stock have been or contemporaneously are declared or paid and a sum is set apart sufficient for payment of such accrued and unpaid dividends.

There are risks associated with BBX Capital’s recently announced plan to take Bluegreen private pursuant to a statutory short-form merger under Florida law.

On March 4, 2019, BBX Capital announced its intention to take Bluegreen private through a short-form merger under Florida law pursuant to which BBX Capital will acquire all of the outstanding shares of Bluegreen’s common stock not currently owned by BBX Capital. If the proposed merger is completed, Bluegreen will become a wholly-owned subsidiary of BBX Capital, and each share of Bluegreen’s common stock outstanding at the effective time of the merger, other than shares beneficially owned by BBX Capital and shareholders who duly exercise and perfect appraisal rights in accordance with Florida law, will be converted into the right to receive $16.00 per share in cash. BBX Capital expects to fund the total merger consideration estimated to be approximately $115.0 million with its existing liquidity which reduces its liquidity for other purposes.  The merger is expected to be completed 30 days after the Schedule 13E-3 filed with the SEC relating to the merger is first mailed to Bluegreen's shareholders, or as soon as practicable thereafter. However, the merger may be terminated at any time before it becomes effective, and there is no assurance that the merger will be consummated on the contemplated terms, or at all. If the merger is consummated, BBX Capital’s ownership interest in Bluegreen will increase from approximately 90.3% to 100%, and accordingly, BBX Capital’s exposure to the risks of ownership of Bluegreen, including the business, industry, and the other risks described in this Risk Factors section under “Bluegreen” below, will increase. In addition, Bluegreen’s shareholders will have appraisal rights under Florida law if the merger is consummated. Shareholders of Bluegreen who exercise and perfect appraisal rights will be entitled to receive a cash payment equal to the fair value of their shares as determined in accordance with Florida law, which may be more than, less than, or equal to the $16.00 per share merger consideration, and accordingly, the total amount payable to Bluegreen’s shareholders in connection with the merger may be more than expected. Further, the fair value of Bluegreen’s shares under Florida’s appraisal rights statutes may be determined by a court in litigation, which is inherently uncertain and may require the incurrence of significant expenses and significant devotion of management time, regardless of the outcome of the appraisal rights litigation. In addition, BBX Capital may not realize the benefits expected from taking Bluegreen private to the extent anticipated, or at all.

Bluegreen

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
•

Increases in operating and other costs (as a result of inflation or otherwise), including marketing costs, employee compensation and benefits, interest expense and insurance, which may not be offset by price or fee increases in our business;

•	Bluegreen’s ability to maintain, enhance or expand its marketing arrangements and relationships;
•	Changes in taxes and governmental regulations, including those that influence or set wages, prices, interest rates or construction and maintenance procedures and costs;
•	Costs and efforts associated with complying with applicable laws and regulations, and the costs and consequences of non-compliance;
•	Risks related to the development or acquisition of resorts and inventory, including delays in, or cancellations of, planned or future resort development or inventory acquisition activities;
•	Shortages of labor or labor disruptions;
•	Availability and cost of capital necessary for Bluegreen and third-party developers with whom Bluegreen does business to fund investments, capital expenditures and service debt obligations;
•	Bluegreen’s ability to securitize the receivables that it originates in connection with VOI sales;
•	Financial condition of third-party developers with whom Bluegreen does business;
•	Relationships with third-party developers, Bluegreen’s Vacation Club members and HOAs;
•	Changes in the supply and demand for Bluegreen’s products and services;
•	Lack of security over inappropriate access to customer or Bluegreen’s records;
•	Private resales of VOIs and the sale of VOIs in the secondary market; and
•	Unlawful or deceptive third-party VOI resale, cease and desist, or vacation package sales schemes, and reputational risk associated therewith.

Any of these factors could increase costs, limit or reduce the prices Bluegreen is able to charge for its products and services or adversely affect Bluegreen’s ability to develop or acquire new resorts or source VOI supply from third parties, or otherwise adversely impact Bluegreen’s business, prospects or results.

Bluegreen’s business and operations, including its ability to market VOIs, may be adversely affected by general economic conditions and, conditions affecting the vacation ownership industry and the availability of financing.

Bluegreen’s business is subject to risks related to general economic and industry conditions and trends. Bluegreen’s results, operations and financial condition may be adversely affected by unfavorable general economic and industry conditions, such as high unemployment rates and job insecurity, declines in discretionary spending, declines in real estate values and the occurrence of adverse weather or geopolitical conflicts, including if these or other factors adversely impact the availability of financing for Bluegreen or its customers or the ability of Bluegreen’s customers’ to otherwise pay amounts owed under notes receivable. Further, adverse changes affecting the vacation ownership industry, such as an oversupply of vacation ownership units, a reduction in demand for such units, changes in travel and other consumer preferences, demographic and vacation patterns, changes in governmental regulation of the industry, imposition of increased taxes by governmental authorities, the declaration of bankruptcy and/or credit defaults by other vacation ownership companies and negative publicity for the industry, could also have a material adverse effect on Bluegreen’s business. This includes risks relating to conditions that negatively shape public perception of Bluegreen resorts or of travel or the vacation ownership or hospitality industry generally, including travel-related accidents, disease outbreaks, whether in regions generally, at third party properties or at Bluegreen resorts (including reputational damage, remediation costs and other potential liability and adverse impact of any such outbreak at Bluegreen resorts). Bluegreen’s operations and results may be negatively impacted if Bluegreen is unable to update its business strategy over time and from time to time in response to changing economic and industry conditions.

Bluegreen may not be able to develop or acquire VOI inventory or enter into and maintain fee-based service agreements or other arrangements to source VOI inventory, which may cause its business and results to be adversely impacted.

In addition to developed VOI sales, Bluegreen sources VOIs as part of its capital-light business strategy through fee-based service agreements with third-party developers and through JIT and secondary market arrangements. If Bluegreen is unable to develop or acquire resorts at the levels or in the time frames anticipated, or is unsuccessful in entering into agreements with third-party developers or others to source VOI inventory in connection with its capital-light business strategy, Bluegreen may experience a decline in VOI supply or an increase in VOI cost, which could have a negative impact on Bluegreen’s sales and results of operations. In addition, a decline in VOI supply and sales could result in a decrease in financing revenues that are generated by VOI sales and fee and rental revenues that are generated by Bluegreen’s management services.

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

The federal government and the state and local jurisdictions in which Bluegreen operates have enacted extensive regulations that affect the manner in which Bluegreen markets and sells VOIs and conduct its other business operations. In addition, federal, state and local regulators may enact new laws and regulations that may adversely affect Bluegreen’s results or require Bluegreen to substantially modify its business practices. Many states have adopted specific laws and regulations regarding the sale of VOIs. Many states, including Florida and South Carolina, where certain of Bluegreen resorts are located, extensively regulate VOI and timeshare related activities, including the creation and management of resorts, the marketing and sale of properties, the escrow of purchaser funds prior to the completion of construction and closing, the content and use of advertising materials and promotional offers, the delivery of an offering memorandum and the creation and operation of exchange programs and multi-site timeshare plan reservation systems. Moreover, with regard to sales conducted in South Carolina, the closing of real estate and mortgage loan transactions must be conducted under the supervision of an attorney licensed in South Carolina and otherwise in accordance with South Carolina’s Timesharing Transaction Procedures Act. Most states also have other laws that are applicable to Bluegreen’s activities, such as timeshare project registration laws, real estate licensure laws, mortgage licensure laws, sellers of travel licensure laws, anti-fraud laws, consumer protection laws, telemarketing laws, prize, gift and sweepstakes laws, and consumer credit laws. Bluegreen’s management of, and dealings with, HOAs, including Bluegreen’s purchase of defaulted inventory from HOAs in connection with its secondary market sales, are also subject to state laws and resort rules and regulations, including those with respect to the establishment of budgets and expenditures, rule-making, and the imposition of maintenance assessments.

Bluegreen is authorized to market and sell VOIs in all locations at which Bluegreen marketing and sales activities are conducted. If Bluegreen’s agents or employees violate applicable regulations or licensing requirements, their acts or omissions could cause the states where the violations occurred to revoke or refuse to renew Bluegreen’s licenses, render Bluegreen’s sales contracts void or voidable, or impose fines on Bluegreen based on past activities.

In addition, the federal government and the state and local jurisdictions in which Bluegreen conducts business have generally enacted extensive regulations relating to direct marketing and telemarketing, including the federal government’s national “do not call” list, the making of marketing and related calls to cell phone users, a significant development in light of cell phone usage becoming the primary method of communication, the Telemarketing Sales Rule, the Telephone Consumer Protection Act and the CAN-SPAM Act of 2003. These regulations, as well as international data protection laws, have impacted Bluegreen’s marketing of VOIs. While Bluegreen has taken steps designed to ensure compliance with applicable regulations, these steps have increased and are expected to continue to increase marketing costs and may not prevent failures in compliance. Additionally, adoption of new state or federal laws regulating marketing and solicitation, and changes to existing laws, could adversely affect current or planned marketing activities and cause Bluegreen to change its marketing strategy. If this occurs, Bluegreen may not be able to develop adequate alternative marketing strategies, which could affect the amount and timing of its VOI sales. Bluegreen cannot predict the impact that these legislative initiatives or any other legislative measures that may be proposed or enacted in the future may have on its marketing strategies and results. Further, from time to time, complaints are filed against Bluegreen by individuals claiming that they received calls in violation of applicable regulations. See “Item 3. Legal Proceedings.” for description of litigation that was brought against Bluegreen in January 2019 relating to telemarketing sales activities.

Most states have taxed VOIs as real estate, imposing property taxes that are billed to the respective HOAs that maintain the related resorts, and have not sought to impose sales tax upon the sale of the VOI or accommodations tax upon the use of the VOI. From time to time, however, various states have attempted to promulgate new laws or apply existing laws impacting the taxation of VOIs to require that sales or accommodations taxes be collected. Should new state or local laws be implemented or interpreted to impose sales or accommodations taxes on VOIs, Bluegreen’s business could be materially adversely affected.

From time to time, in the ordinary course of its business, consumers file complaints against Bluegreen.  Bluegreen may be required to incur significant costs to resolve these complaints or enter into consents with regulators regarding its activities, including the refund of all or a portion of the purchase price paid by the customer for the VOI. If Bluegreen  is found to have not complied with applicable federal, state and local laws and regulations, such violations may have adverse implications on Bluegreen, including rendering Bluegreen’s VOI sales contracts void or voidable, negative publicity, potential litigation, and regulatory fines or other sanctions. The expense, negative publicity and potential sanctions associated with any failure to comply with applicable laws or regulations could have a material adverse effect on Bluegreen’s business, results of operations or financial position.

Under the Americans with Disabilities Act of 1990 and the Accessibility Guidelines promulgated thereunder (collectively, the “ADA”), all public accommodations, including Bluegreen’s properties, must meet various federal requirements related to access and use by disabled persons. Compliance with the ADA’s requirements could require removal of access barriers or other renovations, and non-compliance could result in the imposition of fines or penalties, or awards of damages, against Bluegreen.  Bluegreen’s properties are also subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements. Further, various laws govern Bluegreen’s resort management activities, including laws and regulations regarding community association management, public lodging, food and beverage services, liquor licensing, labor, employment, health care, health and safety, accessibility, discrimination, immigration, and the environment (including climate change).

Bluegreen’s lending activities are also subject to a number of laws and regulations, including laws and regulations related to consumer loans, retail installment contracts, mortgage lending, fair debt collection and credit reporting practices, consumer collection practices, contacting debtors by telephone, mortgage disclosure, lender licenses and money laundering. The Consumer Finance Protection Bureau, created under the Dodd-Frank Act, has emphasized new regulatory focus on areas of Bluegreen’s business such as consumer mortgage servicing and debt collection, credit reporting and consumer financial disclosures, all of which affect the manner in which Bluegreen may provide financing to the purchasers of VOIs and conduct its lending and loan servicing operations.

The vacation ownership and hospitality industries are highly competitive, and Bluegreen may not be able to compete successfully.

Bluegreen competes with various high profile and well-established operators, many of which have greater liquidity and financial resources than Bluegreen.  Many of the world’s most recognized lodging, hospitality and entertainment companies develop and sell timeshare units or VOIs in resort properties. Bluegreen also competes with numerous smaller owners and operators of vacation ownership resorts and also faces competition from alternative lodging options available to consumers through both traditional methods of delivery as well as new web portals and applications, including private rentals of homes or apartments or condominium units, which have increased in popularity in recent years. Bluegreen's ability to remain competitive and to attract and retain customers depends on its customers' satisfaction with its products and services as well as on distinguishing the quality, value, and efficiency of its products and services from those offered by its competitors.  Customer dissatisfaction with experiences at its resorts or otherwise as a Vacation Club owner, including due to an inability to use points for desired stays, could result in negative publicity and/or a decrease in sales, or otherwise adversely impact Bluegreen's ability to successfully compete in the vacation ownership and hospitality industries. Bluegreen may not be able to timely and sufficiently identify and remediate the cause of customer dissatisfaction. Any of these events could materially and adversely impact Bluegreen's operating results and financial condition.

Bluegreen’s business and profitability may be impacted if financing is not available on favorable terms, or at all.

In connection with VOI sales, Bluegreen generally offers financing to the purchaser of up to 90% of the purchase price of the VOI. However, Bluegreen incurs selling, marketing and administrative cash expenses prior to and concurrent with the sale.  These costs, along with the cost of the underlying VOI, generally exceed the down payment Bluegreen receives at the time of the sale. Accordingly, Bluegreen’s ability to borrow against or sell its notes receivable has historically been a critical factor in Bluegreen’s continued liquidity, and Bluegreen therefore has depended on funds from its credit facilities and securitization transactions to finance its operations.  If Bluegreen’s pledged receivables facilities terminate or expire and Bluegreen is unable to extend them or replace them with comparable facilities, or if Bluegreen is unable to continue to participate in securitization-type transactions and “warehouse” facilities on acceptable terms, Bluegreen’s liquidity, cash flow and profitability would be materially and adversely affected.  Credit market disruptions have in the past adversely impacted the willingness of banks and other finance companies to provide “warehouse” lines of credit for VOI notes receivable and resulted from time to time in the term securitization market being unavailable. Future credit market disruptions may have similar effects or otherwise make obtaining additional and replacement external sources of liquidity more difficult and more costly.

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

Bluegreen anticipates that it will continue to seek and use external sources of liquidity, including borrowings under its existing credit facilities, under credit facilities that Bluegreen may obtain in the future, under securitizations in which Bluegreen may participate in the future or pursuant to other borrowing arrangements, to:

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

As of December 31, 2018, Bluegreen had $29.1 million of indebtedness scheduled to become due during 2019.  Historically, much of Bluegreen’s debt has been renewed or refinanced in the ordinary course of business.  However, there is no assurance that Bluegreen will be able to renew, extend or refinance all or any portion of its outstanding debt or otherwise obtain sufficient external sources of liquidity, in each case, on attractive terms, or at all. If Bluegreen is unable to do so, Bluegreen’s liquidity and financial condition may be materially, adversely impacted.

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

Adverse conditions in the mortgage industry, including credit availability, borrowers’ financial profiles, prepayment rates and other factors, including those outside of Bluegreen’s control, may increase the default rates Bluegreen experiences or otherwise negatively impact the performance of its notes receivable. In addition, in recent years, third parties have been discouraging certain borrowers from staying current on their note payments. Although in many cases Bluegreen may have recourse against a buyer for the unpaid purchase price, certain states have laws that limit Bluegreen’s ability to recover personal judgments against customers who have defaulted on their loans or Bluegreen may determine that the cost of doing so may not be justified.  Historically, Bluegreen has generally not pursued such recourse against its customers.  In the case of Bluegreen’s notes receivable secured by VOIs, if Bluegreen is unable to collect the defaulted amount due, Bluegreen traditionally has terminated the customer’s interest in the Bluegreen Vacation Club and then remarketed the recovered VOI.  Irrespective of Bluegreen’s remedy in the event of a default, Bluegreen cannot recover the marketing, selling and administrative costs associated with the original sale, and such costs generally exceed the cash received by Bluegreen from the buyer at the time of the sale.  In addition, Bluegreen will need to incur such costs again in order to resell the VOI.  Bluegreen updates its estimate of such future losses each quarter, and consequently, the charge against sales in a particular period may be impacted, favorably or unfavorably, by a change in expected losses related to notes originated in prior periods.  In addition, defaults may cause buyers of, or lenders whose loans are secured by, Bluegreen’s VOI notes receivable to reduce the amount of availability or advance rates under receivables purchase and credit facilities, or result in an increase in the interest costs associated with such facilities.  In such an event, the cost of financing may increase, and Bluegreen may not be able to secure replacement or alternative financing on terms acceptable to Bluegreen, if at all, which would adversely affect Bluegreen’s earnings, financial position and liquidity.

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

In addition, under the terms of Bluegreen’s pledge and receivable sale facilities, Bluegreen may be required, under certain circumstances, to replace receivables or to pay down the loan to within permitted loan-to-value ratios.  Additionally, the terms of Bluegreen’s securitization transactions require Bluegreen to repurchase or replace loans if Bluegreen breaches any of the representations and warranties Bluegreen made at the time Bluegreen sold the receivables. These agreements also often include terms providing for substantially all of Bluegreen’s cash flow from its retained interest in the receivable portfolios sold to be paid to the parties who purchased the receivables from Bluegreen in the event of defaults or delinquencies by customers in excess of stated thresholds, or if other performance thresholds are not met.

Bluegreen's existing indebtedness, or indebtedness that it may incur in the future, could adversely impact its financial condition and results of operations, and the terms of Bluegreen's indebtedness may limit its activities.

Bluegreen's level of debt and debt service requirements have several important effects on Bluegreen's operations.  Significant debt service cash requirements reduce the funds available for operations and future business opportunities and increase Bluegreen's vulnerability to adverse economic and industry conditions, as well as conditions in the credit markets generally. In addition, Bluegreen's leverage position increases its vulnerability to economic and competitive pressures and may limit funds available for acquisitions, working capital, capital expenditures, dividends, and other general corporate purposes. Further, the financial covenants and other restrictions contained in indentures, credit agreements and other agreements relating to Bluegreen's indebtedness require Bluegreen to meet certain financial tests and may limit its ability to, among other things, pay dividends, borrow additional funds, dispose of assets or make investments. If Bluegreen fails to comply with the terms of its debt instruments, such debt may become due and payable immediately, which would have a material adverse impact on Bluegreen's cash position and financial condition. Significant resources may be required to monitor Bluegreen's compliance with its debt instruments (from a quantitative and qualitative perspective), and such monitoring efforts may not be effective in all cases. Bluegreen may also incur substantial additional indebtedness in the future. If new debt or other liabilities are added to its current debt levels, the related risks that Bluegreen faces could intensify.

To the extent inflationary trends, tightened credit markets or other factors affect interest rates, Bluegreen’s debt service costs may increase. If interest rates increased one percentage point, the effect on interest expense related to Bluegreen’s variable-rate debt would be an annual increase of $2.9 million, based on balances as of December 31, 2018.

The ratings of third-party rating agencies could adversely impact Bluegreen’s ability to obtain, renew or extend credit facilities, or otherwise raise funds.

Rating agencies from time to time review prior corporate and specific transaction ratings in light of tightened ratings criteria.  In February 2019, Standard & Poor’s Rating Services affirmed Bluegreen’s ‘B+’ credit rating.  Bluegreen’s corporate credit rating is also based, in part, on rating agencies’ speculation about Bluegreen’s potential future debt and dividend levels.  If rating agencies were to downgrade Bluegreen’s corporate credit ratings, Bluegreen’s ability to raise funds on favorable terms, or at all, and Bluegreen’s liquidity, financial condition and results of operations could be adversely impacted. See “Bluegreen would suffer substantial losses and Bluegreen’s liquidity position could be adversely impacted if an increasing number of customers to whom Bluegreen provides financing default on their obligations” above. In addition, if rating agencies downgraded their original ratings on certain bond classes in Bluegreen’s securitizations, holders of such bonds may be required to sell bonds in the marketplace, and such sales could occur at a discount, which could impact the perceived value of the bonds and Bluegreen’s ability to sell future bonds on favorable terms or at all.  While Bluegreen is not aware of any reasonably likely downgrades to its corporate credit rating or the ratings of bond classes in its securitizations, such ratings changes can occur without advance notice.

There are risks associated with Bluegreen’s maintenance and addition of strategic partnerships and arrangements.

Bluegreen generates a significant portion of its new sales prospects and leads through its arrangements with various third parties, including Bass Pro and Choice Hotels, and is dependent upon existing and future relationships in order to acquire new customers. VOI sales to prospects and leads generated by Bluegreen’s marketing arrangement with Bass Pro accounted for approximately 14% and 15% of Bluegreen’s VOI sales volume during the years ended December 31, 2018 and 2017, respectively. If Bluegreen’s agreement with Bass Pro, or any other significant marketing arrangement, does not generate a sufficient number of prospects and leads or is terminated or limited and not replaced by another source of sales prospects and leads, Bluegreen may not be able to successfully market and sell its products and services at current sales levels, at anticipated levels or at levels required in order to offset the costs associated with its marketing efforts. Bluegreen has continued to meet with Bass Pro’s leadership in an effort to resolve the issues which arose between the parties in 2017 and 2018. While Bluegreen does not believe that any material additional amounts are due to Bass Pro, Bluegreen’s future results would be impacted if the issues are not resolved and by any change in the compensation payable to Bass Pro or the calculation of payments or reimbursements utilized pursuant to the agreements.

Bluegreen’s future success depends on its ability to market its products and services successfully and efficiently, and Bluegreen’s marketing expenses have increased and may continue to increase in the future.

As previously described, Bluegreen competes for customers with hotel and resort properties, other vacation ownership resorts and alternative lodging options, including private rentals of homes, apartments or condominium units.  The identification of sales prospects and leads and the marketing of Bluegreen’s products and services to them are essential to Bluegreen’s success. Bluegreen incurs expenses associated with marketing programs in advance of the closing of sales. If Bluegreen’s lead identification and marketing efforts do not yield enough leads or Bluegreen is unable to successfully convert sales leads to sales, Bluegreen may be unable to recover the expense of its marketing programs and systems and its business, operating results and financial condition would be adversely affected. In addition, while sales to existing owners have increased recently, Bluegreen also continues to focus its marketing efforts on selling to new customers, which typically involves a relatively higher marketing cost compared to sales to existing owners.  These efforts may result in increases in Bluegreen’s sales and marketing expenses. If Bluegreen is not successful in offsetting the cost increase with greater sales revenue, Bluegreen’s operating results and financial condition would be adversely impacted.  In addition, Bluegreen's marketing efforts are subject to the risk of changing consumer behavior. Changes in consumer behavior may adversely impact the effectiveness of marketing efforts and strategies which Bluegreen has in place, and Bluegreen may not be able to timely and effectively respond to such changes. In addition, Bluegreen may not be able to continue to increase or maintain its level of sales to existing owners.

Bluegreen may not be successful in maintaining or expanding its capital-light business relationships, or its capital-light activities, including fee-based sales and marketing arrangements, and JIT and secondary market sales activities, and such activities may not be profitable, which would have an adverse impact on Bluegreen’s results of operations and financial condition.

Bluegreen offers fee-based marketing, sales, resort management and other services to third-party developers.  Bluegreen has over the last several years continued to expand its capital-light business strategy, which Bluegreen believes enables it to leverage its expertise in sales and marketing, resort management, mortgage servicing, construction management and title services. Bluegreen currently intends to continue its focus on its capital-light business activities as such activities generally produce positive cash flow and typically require less capital investment than Bluegreen’s traditional vacation ownership business. Bluegreen has attempted to structure these activities to cover its costs and generate a profit. Sales of third party developers’ VOIs must generate sufficient cash to comply with the terms of their financing obligations as well as to pay the fees or commissions due to Bluegreen.  The third party developers may not be able to obtain or maintain financing necessary to meet the developer’s requirements, which could impact Bluegreen's ability to sell the developers’ inventory. While Bluegreen could attempt to utilize other arrangements, including JIT arrangements, where Bluegreen would utilize its receivable credit facilities in order to provide fee-based marketing and sales services, this would reduce the credit otherwise available to Bluegreen and impact profitability.  Bluegreen commenced its capital-light activities largely during the “Great Recession” in response to poor economic conditions, and Bluegreen’s fee-based and other capital-light business activities in the future may be adversely impacted by changes in economic conditions. When Bluegreen performs fee-based sales and marketing services, Bluegreen sells VOIs in a resort developed by a third party as an interest in the Bluegreen Vacation Club.  This subjects Bluegreen to a number of risks typically associated with selling products developed by others under its own brand name, including litigation risks.  Further, these arrangements may expose Bluegreen to additional risk as it will not control development activities or timing of development completion. If third parties with whom Bluegreen enters into agreements are not able to fulfill their obligations to Bluegreen, the inventory expected to be acquired or marketed and sold on their behalf may not be available when expected or at all, or may not otherwise meet agreed-upon specifications. Further, if these third parties do not perform as expected and Bluegreen does not have access to the expected inventory or ability to obtain access to inventory from alternative sources on a timely basis, its ability to maintain or increase sales levels would be adversely impacted.

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
•

Any damage or interruption of access to physical assets resulting from natural disasters, such as hurricanes, earthquakes, fires, floods and windstorms, which may increase in frequency or severity due to climate change or other factors; and

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

In addition, Bluegreen may from time to time have disagreements with VOI owners and HOAs resulting from its provision of management services. Failure to resolve such disagreements may result in litigation and additional costs. Further, disagreements with HOAs could also result in the loss of management contracts, which would negatively affect Bluegreen’s revenues and results and may also have an adverse impact on its ability to generate sales from existing VOI owners.

Bluegreen’s management contracts are typically structured as “cost-plus,” with an initial term of three years and automatic one-year renewals. If a management contract is terminated or not renewed on favorable terms or is renegotiated in a manner adverse to Bluegreen, its revenues and cash flows would be adversely affected.

Bluegreen results of operations and financial condition may be materially and adversely impacted if Bluegreen does not continue to participate in exchange networks and other strategic alliances with third parties or if Bluegreen customers are not satisfied with the networks in which Bluegreen participate or our strategic alliances.

Bluegreen believes that its participation in exchange networks and other strategic alliances and its Traveler Plus program make ownership of its VOIs more attractive by providing owners with the ability to take advantage of vacation experiences in addition to stays at Bluegreen resorts. Bluegreen’s participation in the RCI exchange network allows Vacation Club owners to use their points to stay at over 4,300 participating resorts, based upon availability and the payment of a variable exchange fee. During the year ended December 31, 2018, approximately 8% of Vacation Club owners utilized the RCI exchange network for a stay of two or more nights. Bluegreen also has an exclusive strategic arrangement with Choice Hotels pursuant to which, subject to payments and conditions, certain of Bluegreen resorts have been branded as part of Choice Hotels’ Ascend Hotel Collection. Vacation Club owners can convert their Vacation Club points into Choice Privileges points. Choice Privileges points can be used for stays at Choice Hotels. For a nominal annual fee and transactional fees, Vacation Club owners may also participate in Bluegreen’s Traveler Plus program, which enables them to use points to access an additional 48 direct exchange resorts and for other vacation experiences such as cruises.  In addition, Traveler Plus members can directly use their Vacation Club points for stays at Choice Hotels’ Ascend Hotel Collection properties, a network of historic and boutique hotels in the United States, Canada, Scandinavia and Latin America. Bluegreen may not be able to or desire to continue to participate in the RCI or direct exchange networks in the future or maintain or extend its other marketing and strategic networks, alliances and relationships. In addition, these networks, alliances and relationships, and Bluegreen’s Traveler Plus program, may not continue to operate effectively, and Bluegreen customers may not be satisfied with them. In addition, Bluegreen may not be successful in identifying or entering into new strategic relationships in the future. If any of these events should occur, Bluegreen’s results of operations and financial condition may be materially and adversely impacted.

Maintenance fees at Bluegreen’s resorts and/or Vacation Club dues may be required to be increased, which could cause its product to become less attractive and could harm business.

The maintenance fees, special assessments and Vacation Club dues that are levied by HOAs and the Vacation Club on VOI owners may increase as the costs to maintain and refurbish properties, and to keep properties in compliance with Bluegreen’s standards and applicable regulations, increase. Increases in such fees, assessments or dues could negatively affect customer satisfaction with Bluegreen’s Vacation Club or otherwise adversely impact VOI sales to both new customers and existing VOI owners or could contribute to additional defaults.

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

In addition to stays at Bluegreen resorts, Vacation Club owners have access to other resorts and hotels as a result of participation in exchange programs and other strategic alliances. Accordingly, Vacation Club owners have access to resorts that Bluegreen does not manage, own or operate. If those resorts are not maintained in a manner consistent with Bluegreen’s standards of quality, or Bluegreen’s Vacation Club owners are otherwise dissatisfied with those resorts, Bluegreen may be subject to customer complaints and its reputation and brand could be damaged. In addition, Bluegreen’s agreements with these resorts or their owners may expire, be terminated or not be renewed, or may be renegotiated in a manner adverse to Bluegreen, and Bluegreen may be unable to enter into new agreements that provide Vacation Club owners with equivalent access to additional resorts, any or all of which could materially adversely impact Bluegreen’s business, operating results and financial condition.

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

BBX Capital Real Estate

Some of BBXRE’s operations are through unconsolidated joint ventures with others, and we may be adversely impacted by a joint venture partner’s failure to fulfill its obligations.

By entering into joint ventures, BBXRE may be successful in reducing the amount BBXRE invests in the ownership and development of real estate properties. However, joint venture partners may become financially unable or unwilling to fulfill their obligations under the joint venture agreements. Most joint ventures borrow money to help finance their activities, and although recourse on the loans is generally limited to the managing members, joint ventures and their properties, BBXRE has in some cases and may in the future provide ongoing financial support or guarantees. If joint venture partners do not meet their obligations to the joint venture, BBXRE may be required to make significant expenditures, which may have an adverse effect on our operating results or financial condition. BBXRE has in the past and may in the future hold investments in a number of different joint ventures with the same or related developers, which could increase the adverse effects of any failures by such developer to fulfil its obligations. BBXRE has a substantial investment in the Altman Companies and related investments in Altis multifamily apartment joint ventures developed and managed by Altman Companies and Joel Altman (“JA”). Additionally, BBXRE has contributed $2.5 million to a newly formed joint venture with JA that guarantees the indebtedness and construction cost overruns of new real estate joint ventures established by Altman Companies, which increases BBXRE’s risk of loss in connection with its real estate joint venture investments managed by JA and the Altman Companies.

Investments by BBXRE in real estate developments directly or through joint ventures expose it to market and economic risks inherent in the real estate construction and development industry.

The real estate construction and development industry is highly competitive and subject to numerous risks which in many cases are beyond management’s control. The success of BBXRE’s investments in real estate developments is dependent on many factors, including:

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

A significant portion of BBXRE’s loans and real estate assets are located in Florida, and economic conditions in the Florida real estate market could adversely affect our earnings and financial condition.

The legacy assets retained by us in the BankAtlantic Sale, the real estate developments managed by BBXRE, and the real estate being developed by joint ventures in which BBXRE has invested are primarily concentrated in Florida, and adverse changes to the Florida economy or the real estate market may negatively impact our earnings and financial condition. As a result, BBXRE is exposed to geographic risks of high unemployment rates, declines in the housing industry and declines in the real estate market in Florida. Adverse changes in laws and regulations in Florida would have a negative impact on our revenues, financial condition and business. Declines in the Florida housing markets may negatively impact the credit performance of BBXRE’s loans and result in asset impairments. Further, the State of Florida is subject to the risks of natural disasters, such as tropical storms and hurricanes, which may disrupt operations, adversely impact the ability of borrowers to timely repay their loans, adversely impact the value of any collateral securing loans and BBXRE’s portfolio of real estate, or otherwise have an adverse effect on our results of operations. The severity and impact of tropical storms, hurricanes and other weather related events are unpredictable.

BXRE’s inability to finance its real estate developments through Community Development District Bonds or obtain performance bonds or letters of credit could adversely affect our results of operations and liquidity.

BBXRE is often required to provide performance bonds and letters of credit under construction contracts or development agreements.  BBXRE also obtained financing for the construction of infrastructure improvements for the first two phases of its Beacon Lake development in St. Johns County, Florida from the issuance of Community Development Bonds. BBXRE’s ability to obtain performance bonds, letters of credit, or additional issuances of Community Development Bonds is dependent on BBXRE’s credit rating, financial condition, and historical performance. If BBXRE is unable to obtain these bonds or letters of credit or cause the issuance of Community Development Bonds when required or desirable, our results of operations and liquidity could be adversely affected.

In connection with the sale of BankAtlantic to BB&T during July 2012, we acquired nonperforming loans and foreclosed real estate, and our results of operations and financial condition may be adversely affected if these assets are monetized below their current book values.

As a result of the BankAtlantic Sale, we maintain and manage a portfolio of foreclosed real estate and non-performing loans managed by BBXRE. As a consequence, our financial condition and results of operations will be dependent on BBXRE’s ability to successfully manage and monetize these legacy assets. Further, the loan portfolio and real estate may not be easily salable in the event BBXRE decides to liquidate an asset through a sale transaction. If the legacy assets are not monetized at or near the current book values ascribed to them, or if these assets are liquidated for amounts less than book value, our financial condition and results of operations would be adversely affected.  Because a majority of these legacy assets do not generate income on a regular basis, we do not expect to generate significant revenue or income with respect to these assets until such time as an asset is monetized through repayments or BBXRE consummate transactions involving the sale, joint venture or development of the underlying real estate or investments.

Renin

Renin’s retail sales are concentrated with big-box home center customers, and there is significant competition in the industry.

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

Renin purchases various commodities to manufacture products, including steel, aluminum, glass and mirrors. Fluctuations in the availability and prices of these commodities could increase the cost to manufacture products. Further, increases in energy costs could increase production and transportation costs, each of which could negatively affect its operating results. Renin’s existing arrangements with customers, competitive considerations and the relative negotiating power and resistance of home center customers and big-box retailers to price increases make it difficult to increase selling prices to absorb increased production costs. If Renin is not able to increase the prices of its products or achieve other cost savings or productivity improvements to offset any increased commodity and production costs, our operating results could be negatively impacted. Many of the raw materials purchased by Renin are sourced from China, Mexico, and other countries. Changes in United States trade practices, or tariffs levied on these imports, could significantly impact Renin’s results of operations and financial condition.

IT'SUGAR and Other Confectionery Businesses

Market demand for candy products could decline.

IT’SUGAR and the Company’s other confectionery businesses operate in highly competitive markets and compete with larger companies that have greater resources. IT’SUGAR’s success is impacted by many factors, including the following:

•	Effective retail execution;
•	Effective and cost-efficient advertising campaigns and marketing programs;
•	Adequate supply of commodities at a reasonable cost;
•	Oversight of product safety;
•	Ability to sell products at competitive prices;
•	Response to changes in consumer preferences and tastes;
•	Changes in consumer health concerns, including obesity and the consumption of certain ingredients and;
•	Concerns related to effects of sugar or other ingredients which may be used to make its products.

A decline in market demand for candy products could negatively affect operating results.

IT’SUGAR’s opening of new stores in high profile locations may reduce earnings, require additional financing and increase capital expenditures.

IT’SUGAR’s business strategy is to open new stores in high profile locations. While IT’SUGAR seeks new store locations to provide opportunities for growth and earnings, IT’SUGAR may not be successful in identifying these opportunities or may open new stores which are not profitable. The expansion of stores could expose IT’SUGAR to additional debt financing, may not generate anticipated results, or may result in losses or future impairments, which can have an adverse effect on its results of operations and liquidity.

IT’SUGAR’s continued success is dependent on its ability to differentiate itself from other retailers in the confectionery industry.

IT’SUGAR in the past has differentiated itself from other retailers through merchandise packaging, licenses, store environment, and celebrity endorsements. IT’SUGAR’s results of operations and financial condition would be adversely affected if it is unable to obtain celebrity endorsements or licenses at a reasonable cost or to maintain its distinct appeal or if actions by its competitors reduce the effectiveness of its business model.

BBX Capital may experience product recalls or product liability claims associated with businesses in the confectionery industry.

Selling products for human consumption involves inherent legal and other risks, including product contamination, spoilage, product tampering, allergens, or other adulteration. BBX Capital could decide or be required to destroy inventory, recall products or lose sales in connection with contamination, tampering, adulteration or other deficiencies. These events could result in significant losses and may damage BBX Capital’s reputation, and discourage consumers from buying products, or cause production and delivery disruptions which would adversely affect our financial condition and results of operations.  BBX Capital may also incur losses if products cause injury, illness or death. A significant product liability claim may adversely affect both reputation and profitability, even if the claim is unsuccessful.

BBX Capital may not realize the expected results from its strategic initiatives in connection with companies acquired in the confectionery industry.

During 2018 and 2017, BBX Capital exited its candy manufacturing facilities in Utah and South Florida and consolidated its wholesale manufacturing operations in Orlando in order to improve operating efficiencies and generate cost savings.  These strategic initiatives may not be successful, and BBX Capital may decide to otherwise exit these operations, which could result in additional losses and adversely affect our results of operations.

Other Investments

FFTRG’s operations require ongoing compliance with its area development and franchise agreements with MOD Pizza.

FFTRG’s area development agreement with MOD Pizza provides an exclusive right to open MOD Pizza franchised pizza restaurant locations in the State of Florida subject to the requirement that FFTRG open restaurant locations based on a predetermined development schedule. Failure to comply with the schedule gives MOD Pizza the right to terminate the agreement. In connection with such a termination, FFTRG will lose its right to open additional MOD Pizza restaurant locations, and MOD Pizza may grant franchise rights to another franchisee in the state of Florida.  If FFTRG loses its exclusive development rights, it will be unable to scale its infrastructure and operations, and its existing locations may face increased competition from additional MOD Pizza locations.

The franchise agreements with MOD Pizza also require FFTRG to comply with various operating programs designed and established by MOD Pizza. These programs include the adoption of price discounts and promotions, the implementation of menu changes, and the funding of various ongoing operating expenses and capital expenditures, including the requirement to periodically remodel restaurant locations. These requirements and the related risks of noncompliance and the costs of compliance could have an adverse effect on the operating results of the Company’s MOD Pizza franchise operations.

Other Risk Factors

BBX Capital or its subsidiaries may incur additional indebtedness.

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

The Company’s technology requires updating, the cost involved in updating the technology may be significant, and the failure to keep pace with developments in technology could impair the Company's operations or competitive position.

The industries in which the Company does business, including the vacation ownership and hospitality industries, require the utilization of technology and systems, including technology utilized for sales and marketing, mortgage servicing, property management, brand assurance and compliance, and reservation systems. This technology requires continuous updating and refinements, including technology required to remain competitive and to comply with the legal requirements such as privacy regulations and requirements established by third parties. The Company is taking steps to update its information technology platform, which has required, and is likely to continue to require, significant capital expenditures. Older systems which have not yet been updated may increase the risk of operational inefficiencies, financial loss and non-compliance with applicable legal and regulatory requirements, and the Company may not be successful in updating such systems in the time frame or at the cost anticipated. Further, as a result of the rapidly changing technological environment, systems which the Company has put in place or expects to put in place in the near term may become outdated, requiring new technology, and the Company may not be able to replace those systems as quickly as its competition or within budgeted costs and time frames.  Further, the Company may not achieve the benefits that may have been anticipated from any new technology or system.

In addition, conversions to new information technology systems require effective change management processes and may result in cost overruns, delays or business interruptions. If the Company’s information technology systems are disrupted, become obsolete, or do not adequately support our strategic, operational, or compliance needs, the Company’s business, financial position, results of operations, or cash flows may be adversely affected.

Information technology failures and data security breaches could harm our business.

BBX Capital and its subsidiaries rely on information technology (IT) systems, including Internet sites, data hosting facilities and other hardware and platforms, some of which are hosted by third parties. These IT systems, like those of most companies, may be vulnerable to a variety of interruptions and risks, including, but not limited to, natural disasters, telecommunications failures, hackers, and other security issues. Moreover, the Company’s computer systems, like those of most companies, may become subject to computer viruses or other malicious codes, and to cyber or phishing-attacks. Although administrative and technical controls have been implemented which attempt to minimize the risk of cyber incidents, computer intrusion efforts are becoming increasingly sophisticated, and any enhanced controls installed might be breached. If the IT systems cease to function properly, the Company could suffer interruptions in its operations. If the cyber-security is breached, unauthorized persons may gain access to our proprietary or confidential information, including information about borrowers, employees or investments. This could require the Company to incur significant costs to comply with legally required protocols and to repair or restore the security of its systems.

The tax impact resulting from the Tax Cuts and Jobs Act are based on interpretations and assumptions the Company has made. Any changes in interpretations and assumptions or the issuance of additional regulatory guidance may have a material adverse impact on our tax rate in fiscal years 2018 and beyond.

On December 22, 2017, U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Reform Act”), was signed into law, significantly changing the U.S. Internal Revenue Code. The Tax Reform Act is complex, and the Company has made judgments and interpretations about the application of these changes in the tax laws. The interpretation and finalization of recently proposed regulations and other interpretive guidance that may be issued by the Internal Revenue Service could differ from our interpretations of the Tax Reform Act which could result in the potential for the payment of additional taxes, penalties or interest that may adversely affect our results of operations for the fiscal years 2019 and beyond.

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

The Company’s insurance policies may not cover all potential losses.

The Company maintains insurance coverage for liability, property and other risks with respect to its operations and activities. While the Company has comprehensive property and liability insurance policies with coverage features and insured limits that it believes are customary, market forces beyond the Company’s control may limit the scope of the insurance coverage it can obtain or ability to obtain coverage at reasonable rates. The cost of insurance may increase and coverage levels may decrease, which may affect the Company’s ability to maintain customary insurance coverage and deductibles at acceptable costs. There is a limit as well as various sub-limits on the amount of insurance proceeds the Company will receive in excess of applicable deductibles. Further, certain types of losses, generally of a catastrophic nature, such as earthquakes, hurricanes and floods, terrorist acts, and certain environmental matters, may be outside the general coverage limits of the Company’s policies, subject to large deductibles, deemed uninsurable or too cost-prohibitive to justify insuring against. In addition, in the event of a substantial loss, the insurance coverage the Company carries may not be sufficient to pay the full market value or replacement cost of the affected property or in some cases may not provide a recovery for any part of a loss.

If an insurable event occurs that affects more than one of the Company’s properties, the claims from each affected property may be considered together to determine whether the individual occurrence limit, annual aggregate limit or sub-limits, depending on the type of claim, have been reached. If the limits or sub-limits are exceeded, each affected property may only receive a proportional share of the amount of insurance proceeds provided for under the policy. As a result, the Company could lose some or all of the capital it has invested in a property, as well as the anticipated future revenue opportunities from the property. Further, the Company could remain obligated under guarantees or other financial obligations related to a property. In addition, with respect to Bluegreen, its VOI owners could be required to contribute toward deductibles to help cover losses.

Adverse outcomes in legal or other regulatory proceedings, including claims of non-compliance with applicable regulations or development-related defects could adversely affect the Company’s financial condition and operating results.

In the ordinary course of business, the Company is subject to litigation and other legal and regulatory proceedings, which result in significant expenses and devotion of time and the Company may agree to indemnify third parties or its strategic partners from damages or losses associated with such risks. In addition, litigation is inherently uncertain, and adverse outcomes in the litigation and other proceedings to which the Company is or may be subject could adversely affect its financial condition and operating results.

Bluegreen engages third-party contractors to construct its resorts, and BBXRE engages third-party contractors in its developments. However, Bluegreen’s and BBXRE’s respective customers may assert claims against Bluegreen and BBXRE for construction defects or other perceived development defects, including, without limitation, structural integrity, the presence of mold as a result of leaks or other defects, water intrusion, asbestos, electrical issues, plumbing issues, road construction, water and sewer defects and defects in the engineering of amenities. In addition, certain state and local laws may impose liability on property developers with respect to development defects discovered in the future.  Bluegreen and BBXRE could have to accrue a significant portion of the cost to repair such defects in the quarter when such defects arise or when the repair costs are reasonably estimable.

Costs associated with litigation, including claims for development-related defects, and the outcomes thereof could adversely affect the Company’s liquidity, financial condition and operating results.

BBX Capital and its subsidiaries are subject to environmental laws related to their real estate and timeshare activities including claims with respect to mold or hazardous or toxic substances, which could have a material adverse impact on our financial condition and operating results.

As current or previous owners or operators of real property, BBX Capital and its subsidiaries, including Bluegreen, may be liable under federal, state and local environmental laws, ordinances and regulations for the costs of removal or remediation of hazardous or toxic substances on, under or in the property. These laws often impose liability whether or not we knew of, or were responsible for, the presence of such hazardous or toxic substances. The presence of such substances, or the failure to properly remediate such substances, may adversely affect our ability to sell or lease real estate or to borrow money using such real estate or receivables generated from the sale of such property as collateral.  Noncompliance with environmental, health or safety requirements may require us to cease or alter operations at one or more of our properties.  Further, we may be subject to common law claims by third parties based on damages and costs resulting from violations of environmental regulations or from contamination associated with one or more of our properties. The cost of investigating, remediating or removing such hazardous or toxic substances may be substantial.

Failure to maintain the integrity of the Company’s internal or customer data could result in faulty business decisions or operational inefficiencies, damage the Company's reputation and/or subject the Company to costs, fines, or lawsuits.

The Company collects and retains large volumes of internal and customer data, including social security numbers, credit card numbers and other personally identifiable information of its customers in various internal information systems and information systems of its service providers. The Company also maintains personally identifiable information about its employees. The integrity and protection of that customer, employee and company data is critical to the Company and faulty decisions could be made if that data is inaccurate or incomplete. The Company’s customers and employees also have a high expectation that the Company and its service providers will adequately protect their personal information. The regulatory environment as well as the requirements imposed on the Company by the payment card industry surrounding information, security and privacy is also increasingly demanding, in both the United States and other jurisdictions in which the Company operates. The Company’s systems may be unable to satisfy changing regulatory and payment card industry requirements and employee and customer expectations, or may require significant additional investments or time in order to do so.

The Company’s information systems and records, including those it maintains with its service providers, may be subject to security breaches, cyberattacks, system failures, viruses, operator error or inadvertent releases of data. A significant theft, loss, or fraudulent use of customer, employee or company data maintained by the Company or by a service provider could adversely impact the Company’s reputation and could result in remedial and other expenses, fines or litigation. A breach in the security of the Company’s information systems or those of its service providers could lead to an interruption in the operation of the Company’s systems, resulting in operational inefficiencies and a loss of profits.

The Company’s business may be adversely impacted by negative publicity, including information spread through social media.

The proliferation and global reach of social media continues to expand rapidly and could cause the Company to suffer reputational harm. The continuing evolution of social media presents new challenges and requires the Company to keep pace with new developments, technology and trends. Negative posts or comments about the Company, the properties it manages or its brands on any social networking or user-generated review website, including travel and vacation property websites, could affect consumer opinions of the Company and its products, and the Company cannot guarantee that it will timely or adequately redress such instances.

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

Changes to and replacement of the LIBOR benchmark interest rate could adversely affect our results of operations and liquidity.

In July 2017, the Financial Conduct Authority (the regulatory authority over LIBOR) stated they will plan for a phase out of regulatory oversight of LIBOR interest rate indices after 2021 to allow for an orderly transition to an alternate reference rate. The Alternative Reference Rates Committee (ARRC) has proposed that the Secured Overnight Financing Rate (SOFR) is the rate that represents best practice as the alternative to LIBOR for promissory notes or other contracts that are currently indexed to LIBOR. The ARRC has proposed a market transition plan to SOFR from LIBOR and organizations are currently working on transition plans as it relates to derivatives and cash markets exposed to LIBOR. The Company currently has $177.1 million of LIBOR indexed junior subordinated debentures and $59.0 million of LIBOR indexed receivable-backed notes payable and lines of credit that mature after 2021. The Company is evaluating the potential impact that the eventual replacement of the LIBOR benchmark interest rate could have on the Company’s results of operations and liquidity.

There are inherent uncertainties involved in estimates, judgments and assumptions used in the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Any changes in estimates, judgments and assumptions used could have a material adverse effect on our financial condition and operating results.

The consolidated financial statements included in the periodic reports we file with the SEC, including this Annual Report on Form 10-K, are prepared in accordance with GAAP. The preparation of financial statements in accordance with GAAP involves making estimates, judgments and assumptions that affect reported amounts of assets (including long-lived assets, goodwill and other intangible assets), liabilities and related reserves, revenues, expenses and income. This includes estimates, judgments and assumptions for assessing the amortization/accretion of purchase accounting fair value differences and the impairment of long-lived assets, goodwill and other intangible assets pursuant to applicable accounting guidance. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are often not readily apparent from other sources. However, estimates, judgments and assumptions can be highly uncertain and are subject to change in the future, and our estimates, judgments and assumptions may prove to be incorrect and our actual results may differ from these estimates under different assumptions or conditions. If any estimates, judgments or assumptions change in the future, or our actual results differ from our estimates or assumptions, we may be required to record additional expenses or impairment charges, which would be recorded as a charge against our earnings and could have a material adverse impact on our financial condition and operating results.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The principal executive office of the Company is located at 401 East Las Olas Boulevard, Suite 800, Fort Lauderdale, Florida, 33301, and is occupied under a lease with an expiration date of February 28, 2021. The Company has the right to renew the terms of the lease for two additional terms of five years commencing as of the expiration date.

Bluegreen’s principal executive office is located at 4960 Conference Way North, Suite 100, Boca Raton, Florida 33431, and consists of approximately 120,838 square feet of leased space with an expiration date of December 31, 2023. At December 31, 2018, Bluegreen also maintained sales offices at or near 26 of its resorts as well as regional administrative offices in Orlando, Florida and Indianapolis, Indiana. For information regarding Bluegreen’s resort properties that are part of the Bluegreen Vacation Club, please see Item 1 Business —Products – Vacation Club Resorts.

IT’SUGAR’s principal executive office is located at 3155 Southwest 10th Street, Deerfield Beach, Florida and is occupied under a lease with an expiration date of October 31, 2019. IT’SUGAR leases approximately 100 retail locations in over 25 states and Washington D.C., with lease expirations from 2019 to 2030.  The retail leases typically have a 10 year original term.

Renin’s principal executive office is located at 110 Walker Drive, Brampton, Ontario and is occupied under a lease with an expiration date of December 31, 2024. Renin leases its manufacturing facilities in the United States and Canada which have lease expiration dates of December 31, 2019 and December 31, 2024, respectively.

The Company’s other operating businesses in the confectionery industry lease the following manufacturing facilities in Utah and Florida and retail locations in Florida:

•	66,000 square foot manufacturing, storage and distribution facility located at 680 South 500 East, American Fork, Utah, with a lease expiration date of May 31, 2023;
•

80,000 square feet of office, manufacturing, warehousing and food storage areas located at 1815 Cypress Lake Drive, Orlando, Florida with a lease expiration date of September 30, 2019 with five additional option terms of one year each commencing as of the expiration date;

•	Three retail locations in Palm Beach County, Florida with lease expiration dates ranging from December 31, 2019 to November 30, 2026; and
•	Four retail locations in Broward County, Florida with lease expiration dates ranging from June 30, 2020 to June 30, 2022.

One of these businesses also owns a chocolate manufacturing facility located at 5190 Lake Worth Road, Greenacres, Florida. The facility is comprised of a 4,000 square foot office and store front area and an 11,526 square foot manufacturing area.

BBX Capital has one lease associated with a restaurant in Palm Beach County acquired through foreclosure with an expiration of 2030.

FFTRG leases the following retail locations to operate MOD Super-Fast Pizza restaurants in Florida:

•	Three retail restaurant locations in Broward County expiring in 2027 through 2028;
•	One retail restaurant location in Dade County expiring in 2027;
•	One retail restaurant location in Duval County expiring in 2027;
•	One retail restaurant location in Orange County expiring in 2029;
•	One retail restaurant location in Hillsborough County expiring in 2028; and
•	One retail restaurant location in Alachua County expiring in 2028;
•	One retail restaurant location in St. Lucie County expiring in 2029.

These retail leases typically have a 10 year term with the right to renew the term of the lease for two additional terms of five years commencing as of the expiration date.

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

In the ordinary course of business, Bluegreen becomes subject to claims or proceedings from time to time relating to the purchase, sale, marketing, or financing of VOIs or its other business activities. Bluegreen is also subject to certain matters relating to the Bluegreen Communities’ business, substantially all assets of which were sold on May 4, 2012.  Additionally, from time to time in the ordinary course of business, Bluegreen becomes involved in disputes with existing and former employees, vendors, taxing jurisdictions and various other parties, and Bluegreen receives individual consumer complaints, as well as complaints received through regulatory and consumer agencies, including Offices of State Attorneys General. Bluegreen takes these matters seriously and attempts to resolve any such issues as they arise.

BBX Capital Litigation

There were no material pending legal proceedings against BBX Capital or its subsidiaries excluding Bluegreen as of December 31, 2018.

Bluegreen Litigation

Bluegreen “Cease and Desist” Letters

Commencing in 2015, it came to Bluegreen’s attention that Bluegreen’s collection efforts with respect to its VOI notes receivable were being impacted by a then emerging, industry-wide trend involving the receipt of “cease and desist” letters from exit firms and their attorneys purporting to represent certain VOI owners. Following receipt of these letters, Bluegreen is unable to contact the owners unless allowed by law. Bluegreen believes these exit firms have encouraged such owners to become delinquent and ultimately default on their obligations and that such actions and Bluegreen’s inability to contact the owners are a primary contributor to the increase in our annual default rates. Bluegreen’s average annual default rates on its VOI notes receivable have increased from 6.9% in 2015 to 8.4% in 2018. Bluegreen also estimates that approximately 14.4% of the total delinquencies on its VOI notes receivable as of December 31, 2018 related to VOI notes receivable subject to this issue.  Bluegreen has in a number of cases pursued, and Bluegreen may in the future pursue, legal action against the VOI owners, and in certain circumstances against the exit firms. See the “Totten” cash files in December 2018 described below.

Whitney Paxton and Jeff Reeser, on behalf of themselves and all others similarly situated, v. Bluegreen Vacations Unlimited, Inc., Phillip Hicks and Todd Smith, Case No. 3:16-CV-523-HSM-HBG, United States District Court, Eastern District of Tennessee at Knoxville

On August 24, 2016, Whitney Paxton and Jeff Reeser filed a lawsuit against Bluegreen Vacations Unlimited, Inc. (“BVU”), a wholly-owned subsidiary of Bluegreen, and certain of its employees (collectively, the “Defendants”), seeking to establish a class action of former and current employees of BVU and alleging violations of plaintiffs’ rights under the Fair Labor Standards Act of 1938 (the “FLSA”) and breach of contract. The lawsuit also sought damages in the amount of the unpaid compensation owed to the plaintiffs. The court granted preliminary approval of class action in September 2017 to conditionally certify collective action and facilitate notice to potential class members be granted with respect to certain employees and denied as to others. In February 2019, the parties agreed to settle the matter for an immaterial amount. It is expected that the court will approve the settlement and the dismissal of the lawsuit after the settlement documents are fully prepared and executed.

Stephen Potje, Tamela Potje, Sharon Davis, Beafus Davis, Matthew Baldwin, Tammy Baldwin, Arnor Lee, Angela Lee, Gretchen Brown, Paul Brown, Jeremy Estrada, Emily Estrada, Michael Oliver, Carrie Oliver, Russell Walters, Elaine Walters, and Mike Ericson v. Bluegreen Corporation, Case No.: 2018CA004782, 15th Judicial Circuit Court, Palm Beach County, Florida

On September 22, 2017, Stephen Potje, Tamela Potje, Sharon Davis, Beafus Davis, Matthew Baldwin, Tammy Baldwin, Arnor Lee, Angela Lee, Gretchen Brown, Paul Brown, Jeremy Estrada, Emily Estrada, Michael Oliver, Carrie Oliver, Russell Walters, Elaine Walters, and Mike Ericson, individually and on behalf of all other similarly situated, filed a purported class action lawsuit against Bluegreen which asserts claims for alleged violations of the Florida Deceptive and Unfair Trade Practices Act and the Florida False Advertising Law. In the complaint, the plaintiffs alleged the making of false representations in connection with the sales of VOIs, including representations regarding the ability to use points for stays or other experiences with other vacation providers, the ability to cancel VOI purchases and receive a refund of the purchase price and the ability to roll over unused points, and that annual maintenance fees would not increase. The purported class action lawsuit was dismissed without prejudice after mediation.  However, on or about April 24, 2018, plaintiffs re-filed their individual claims in Palm Beach County Circuit Court. Bluegreen intends to file a motion for summary judgment seeking dismissal of the suit.

Gordon Siu, individually and on behalf of all others similarly situated, v. Bluegreen Vacations Unlimited, Inc., Choice Hotels International, Inc., et al., Case No. 3:18-CV-00022, U.S. District Court for the Southern District of California

On January 4, 2018, Gordon Siu, individually and on behalf of all others similarly situated, filed a lawsuit against BVU and Choice Hotels International, Inc. which asserted claims for alleged violations of California law that relates to the recording of telephone conversations with consumers. Plaintiff alleged that after staying at a Choice Hotels resort, defendants placed a telemarketing call to plaintiff to sell the Choice Hotels customer loyalty program and a vacation package at a Choice hotel via the Bluegreen Getaways vacation package program.  Plaintiff alleged that he was not timely informed that the phone conversation was being recorded and sought certification of a class comprised of other persons recorded on calls without their consent within one year before the filing of the original complaint.  After BVU moved to dismiss the complaint, plaintiff amended his complaint to dismiss one of the two causes of action in the original complaint on the basis that that particular statute only concerns land line phones. Plaintiff and Choice agreed to a confidential settlement and Choice was dismissed from this lawsuit. On November 22, 2018, the parties agreed to settle the matter for a nominal amount. In January 2019, the settlement was approved, and the case is now closed.

Melissa S. Landon, Edward P. Landon, Shane Auxier and Mu Hpare, on behalf of themselves and all others similarly situated v. Bluegreen Vacations Unlimited, Inc. and Bluegreen Vacations Corporation, Case No. 18-cv-994, United States District Court, Eastern District of Wisconsin

On June 28, 2018, Melissa S. Landon, Edward P. Landon, Shane Auxier and Mu Hpare, individually and on behalf of all others similarly situated, filed a purported class action lawsuit against the Company and BVU asserting claims for alleged violations of the Wisconsin Timeshare Act, Wisconsin law prohibiting illegal referral selling, and Wisconsin law prohibiting illegal attorney’s fee provisions. Plaintiffs allegations include that Bluegreen failed to disclose the identity of the seller of real property at the beginning of Bluegreen’s initial contact with the purchaser; that Bluegreen misrepresented who the seller of the real property was; that Bluegreen misrepresented the buyer’s right to cancel; that Bluegreen included an illegal attorney’s fee provision in the sales document(s); that Bluegreen offered an illegal “today only” incentive to purchase; and that Bluegreen utilizes an illegal referral selling program to induce the sale of VOIs. Plaintiffs seek certification of a class consisting of all persons who, in Wisconsin, purchased from Bluegreen one or more VOIs within six years prior to the filing of this lawsuit. Plaintiffs seek statutory damages, attorneys’ fees and injunctive relief. Bluegreen believes the lawsuit is without merit and intends to vigorously defend the action. Bluegreen has filed a motion to dismiss the complaint which is pending.

Bluegreen Vacations Unlimited, Inc. and Bluegreen Vacations Corporation v. Totten Franqui Davis & Burk, LLC et al., Case No. 6:18-02188-RBD-DCI, United States District Court for the Middle District of Florida, Orlando Division

On December 21, 2018, Bluegreen and BVU have filed a lawsuit against timeshare exit firm Totten Franqui and certain other affiliated timeshare exit companies (“TPEs”). In the compliant, Bluegreen argues that through various forms of deceptive advertising, as well as inappropriate direct contact with VOI owners, the TPEs made false statements about Bluegreen and provided misleading information to the VOI owners.  Bluegreen also believes that the TPEs induce Bluegreen’s VOI owners to breach their contracts and stop making payments to Bluegreen, which typically results in a default on the VOI note and termination of the VOI. Thereafter, the TPE’s despite often times doing no more than encouraging non-payment, claim that they “helped” the consumer “exit” their timeshare contract.  Bluegreen believes that all of this results in the consumer paying fees to the TPEs in exchange for illusory services. Bluegreen has asserted claims under the Lanham Act, as well as tortious interference with contractual relations, civil conspiracy to commit tortious interference and other claims.

Shehan Wijesinha, individually and on behalf of all others similarly situated, v. Bluegreen Vacations Unlimited, Inc., Case No. 19CV20073, United States District Court for the Southern District of Florida

On January 7, 2019, Shehan Wijesinha filed a purported class action lawsuit alleging violations of the Telephone Consumer Protection Act. It is alleged that BVU called plaintiff’s cell phone for telemarketing purposes using an automated dialing system, and that plaintiff did not give BVU his express written consent to do so. Plaintiffs seek certification of a class comprised of other persons in the United States who received similar calls from or on behalf of BVU without the person’s consent. Plaintiff seeks monetary damages, attorneys’ fees and injunctive relief. Bluegreen believes the lawsuit is without merit and intends to vigorously defend the action.

Debbie Adair et al. v. Bluegreen Vacations Unlimited, Inc. et al., Case No. 19-1-003, Chancery Court for the Fourth Judicial District for Sevier County, Tennessee

On January 7, 2019, Debbie Adair and thirty-four other timeshare purchasers filed a lawsuit against BVU and Bass Pro alleging violations of the Tennessee Consumer Protection Act, the Tennessee Time-share Act, the California Time-Share Act, fraudulent misrepresentation for failure to make certain required disclosures, fraudulent inducement for inducing purchasers to remain under contract past rescission, unauthorized practice of law, civil conspiracy, unjust enrichment, and breach of contract. Plaintiffs seek rescission of their contracts, money damages, including statutory treble damages, or in the alternative, punitive damages in an amount not less than $0.5 million. Bluegreen believes the lawsuit is without merit and intends to vigorously defend the action. Bluegreen has agreed to indemnify Bass Pro with respect to the claims brought against Bluegreen in this proceeding.

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

Market Information

On July 13, 2017, the Company’s Class A Common Stock began trading on the New York Stock Exchange (“NYSE”) under the ticker symbol “BBX.” On February 3, 2017, the Company’s Class B Common Stock began trading on the OTCQX Best Market under the ticker symbol “BBXTB.”

From February 3, 2017 through July 12, 2017, the Company’s Class A Common Stock was quoted on the OTCQX Best Market under the ticker symbol “BBXT.” Prior to February 3, 2017, our Class A and Class B Common Stock were quoted on the OTCQB market tier of the OTC Markets (“OTCQB”) under the ticker symbol names “BFCF” and “BFCFB,” respectively.

On March 1, 2019, there were approximately 353 record holders of our Class A Common Stock and approximately 130 record holders of our Class B Common Stock.

Issuer Purchases of Equity Securities

On June 13, 2017, our board of directors approved a share repurchase program which authorizes the repurchase of up to 5,000,000 shares of the Company’s Class A Common Stock and Class B Common Stock at an aggregate cost of up to $35 million. The June 2017 repurchase program authorizes management, at its discretion, to repurchase shares from time to time subject to market conditions and other factors.

As of December 31, 2018, 1,521,593 shares of the Company’s Class A Common Stock have been repurchased for approximately $10.0 million under the June 2017 share repurchase program, of which 321,593 shares were repurchased in November 2017 for an aggregate purchase price $2.4 million and 1,200,000 shares were repurchased in November and December 2018 for an aggregate purchase price $7.6 million.

From September 30, 2018 through October 5, 2018, a total of 789,729 shares of the Company’s Class A Common Stock and 505,148 shares of the Company’s Class B Common Stock previously owned by certain executive officers were surrendered to the Company by the executive officers as payment in satisfaction of tax withholding obligations relating to the vesting of certain previously reported restricted stock awards and units granted to the executive officers. Further information regarding these repurchases during the quarter ended December 31, 2018, is set forth in the table below:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2018 (1)	1,294,877	$7.30	-	4,678,407 shares (or approximately $32,567,000)
November 1 - November 30, 2018 (2)	837,288	$6.41	837,288	3,841,119 shares (or approximately $27,197,000)
December 1 – December 31, 2018 (2)	362,712	$5.97	362,712	3,478,407 shares (or approximately $25,030,000)
Total	2,494,877	$6.81	1,200,000	3,478,407 shares (or approximately $25,030,000)

(1)	These shares were surrendered to the Company by certain executive officers in satisfaction of tax withholding obligations and were not repurchased under a share repurchase program.
(2)	The shares repurchased in November 2018 and December 2018 were made under the June 2017 share repurchase program.

In April 2018, BBX Capital completed a cash tender offer pursuant to which it purchased and retired 6,486,486 shares of its Class A Common Stock at a purchase price of $9.25 per share for an aggregate purchase price of approximately $60.1 million, inclusive of acquisition costs.

Equity Compensation Plan Information

The following table lists awards previously granted and outstanding, and securities authorized for issuance, under the Company’s equity compensation plans at December 31, 2018:

Number of
Securities
Remaining
Available for
Future Issuance
		Weighted-	Under Equity
	Number of Securities	Average	Compensation
	to be Issued	Exercise	Plans
	Upon Exercise	Price of	(Excluding
	of Outstanding	Outstanding	Outstanding
	Options,	Options,	Options,
	Warrants	Warrants	Warrants,
Plan category	or Rights	or Rights	or Rights)(1)
Equity compensation plans
approved by security
holders	-	-	2,241,751

Equity compensation plans
not approved by security
holders	-	-	-
Total	-	-	2,241,751

(1)

In January 2019, the Company’s Compensation Committee of the board of directors granted 1,923,975 restricted shares of the Company’s Class B Common Stock to the Company’s executive officers under the BBX Capital Corporation 2014 Incentive Plan reducing the number of securities remaining available for future issuance under equity compensation plans to 317,776.

BBX Capital assumed BCC’s equity compensation plans upon consummation of the acquisition of all the outstanding shares of BCC not owned by the Company pursuant to a merger agreement on December 15, 2016. Pursuant to the merger agreement for this transaction, awards outstanding under the BCC Equity Compensation Plan at December 15, 2016 continue to be outstanding and governed by the BBX Capital 2005 Restricted Stock and Option Plan, and the BBX Capital 2014 Stock Incentive Plan, except that such awards were converted into awards that are eligible to be settled in shares of the Company’s Class A Common Stock resulting in the issuance of 5,090,354 restricted shares of the Company’s Class A Common Stock and non-qualifying stock options to acquire 35,716 shares of the Company’s Class A Common Stock at December 15, 2016. No further awards have been nor will be granted under the BCC equity compensation plans.

Shareholder Return Performance Graph

Set forth below is a graph comparing the cumulative total returns (assuming reinvestment of dividends) for the Company’s Class A Common Stock, the Standard and Poor’s 500 Stock Index and Standard and Poor’s Small-Cap Stock Index and assumes $100 was invested on December 31, 2013.

	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
BBX Capital Corporation	$100.00	109.00	117.30	168.86	275.78	198.27
Standard and Poor's Small-Cap Stock Index	100.00	104.52	100.90	126.01	140.77	127.04
Standard and Poor's 500 Stock Index	100.00	111.39	110.58	121.13	144.65	135.63

TOTAL RETURN PERFORMANCE GRAPH

BBX Capital Corporation
Standard and Poor's Small-Cap Stock Index
Standard and Poor's 500 Stock Index
300.00
200.00
100.00
-
12/31/2013
12/31/2014
12/31/2015
12/31/2016
12/31/2017
12/31/2018

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

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected historical consolidated financial data as of and for the periods indicated below.  The selected historical consolidated statements of operations for fiscal years 2018, 2017 and 2016 and the selected consolidated statements of financial conditions as of December 31, 2018 and 2017 are derived from our audited consolidated financial statements included in Item 8 of this report. The selected historical consolidated statements of operations for fiscal years 2015 and 2014 and the selected consolidated statements of financial condition as of December 31, 2016, 2015 and 2014 set forth below are derived from our previously filed audited consolidated financial statements not included in this report and have been updated to conform to the current presentation. In addition, the selected historical consolidated statements of operations for fiscal years 2017 and 2016 and the selected consolidated statements of financial conditions as of December 31, 2017 and 2016 have been updated to reflect the impact of the adoption of ASU 2014-09 and ASU 2017-05, while the selected historical consolidated statements of operations for fiscal years 2015 and 2014 and the selected consolidated statements of financial conditions as of December 31, 2015 and 2014 have not been updated to reflect the adoption of these standards. As a result, the financial data presented for such periods is not comparable with respect to the application of these standards. See Note 2 – Summary of Significant Accounting Policies under Item 8 included in this report for additional information concerning the adoption of these accounting standards.

.

	For the Years Ended December 31,
		2017	2016
	2018	*As Adjusted	*As Adjusted	2015	2014
	(Dollars in thousands, except for per share data)
Statements of Operations Data:
Total revenues	$947,593	869,570	822,153	744,257	676,966
Total cost and expenses	874,423	789,317	755,564	676,971	611,300
Equity in earnings (loss) from unconsolidated real estate joint ventures	14,194	12,541	12,178	(1,565)	(573)
Foreign exchange gain (loss)	68	(193)	219	(1,038)	(715)
Income before income taxes	87,432	92,601	78,986	64,683	64,378
(Provision) benefit for income taxes (1)	(31,639)	9,702	(36,390)	76,596	(37,073)
Net income	55,793	102,303	42,596	141,279	27,305
Less: Net income attributable to noncontrolling interests	20,691	18,378	13,166	18,805	13,455
Net income attributable to shareholders	35,102	83,925	29,430	122,474	13,850

Common Share Data (2)
Basic earnings per share of common stock:	$0.37	0.85	0.34	1.41	0.16
Diluted earnings per share of common stock:	$0.36	0.81	0.34	1.40	0.16

Basic weighted average number of
common shares outstanding	95,298	98,745	86,902	87,022	84,502
Diluted weighted average number of
common shares outstanding	97,860	103,916	87,492	87,208	84,761

Cash dividends declared per common share (3):	$0.040	0.030	0.015	-	-

Book value per share (4):	$5.90	5.88	4.76	4.46	3.03
Fully Diluted book value per share (5):	5.70	5.63	4.32	4.21	2.84

* See Note 2 – Summary of Significant Accounting Policies under Item 8 included in this report for a summary of adjustments.

	As of December 31,
		2017	2016
	2018	*As Adjusted	*As Adjusted	2015	2014
	(Dollars in thousands)
Statements of Financial Condition Data:
Notes receivable	$439,167	426,858	425,800	415,598	424,267
VOI Inventory	334,149	281,291	238,534	220,211	194,713
Total assets	1,705,020	1,605,681	1,437,290	1,340,960	1,402,453
Borrowings (6)	796,243	700,646	701,146	675,391	661,583
Shareholders' equity	549,620	585,468	466,158	376,826	252,906
Noncontrolling interests	87,988	82,054	41,609	106,080	193,800
Total equity	637,608	667,522	507,767	482,906	446,706

* See Note 2 – Summary of Significant Accounting Policies under Item 8 included in this report for a summary of adjustments.

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

(3)

During the year ended December 31, 2018 and 2017, the Company declared quarterly cash dividends of $0.01 and $0.0075 per share, respectively, on its Class A and Class B Common Stock.  During the year ended December 31, 2016, the Company declared quarterly cash dividends of $0.005 per share on its Class A and Class B Common Stock beginning in June 2016.

(4)

The numerator of book value per share for all periods is shareholders’ equity. The denominator of book value per share for all periods was computed by adding the number of Class A and Class B common shares outstanding at year-end.

(5)

The numerator of fully diluted book value per share for all periods is shareholders’ equity. The denominator of fully diluted book value per share for all periods was computed by adding the number of Class A and Class B shares outstanding at year-end and the number of unvested restricted stock awards and exercisable stock options outstanding (without assuming any buybacks of such potentially dilutive shares under the treasury method).

(6)	Borrowings consist of notes payable and other borrowings, receivable-backed notes payable and junior subordinated debentures.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

BBX Capital Corporation (referred to together with its subsidiaries as the “Company,” “we,” “us,” or “our,” and without its subsidiaries as “BBX Capital”) is a Florida-based diversified holding company whose principal investments are Bluegreen Vacations Corporation (“Bluegreen Vacations” or “Bluegreen”), BBX Capital Real Estate LLC (“BBX Capital Real Estate” or “BBXRE”), Renin Holdings, LLC (“Renin”), and IT’SUGAR, LLC (“IT’SUGAR”). In addition to its principal investments, the Company has other investments in various operating businesses, including restaurant locations throughout Florida and companies in the confectionery industry.

As of December 31, 2018, the Company had total consolidated assets of approximately $1.7 billion and shareholders’ equity of approximately $549.6 million. Net income attributable to shareholders for the years ended December 31, 2018, 2017 and 2016 was approximately $35.1 million, $83.9 million and $29.4 million, respectively.

The Company’s consolidated financial statements for fiscal years 2017 and 2016 were adjusted for the adoption of the new accounting standards governing revenue recognition and the sale of nonfinancial assets under the full retrospective method, and accordingly, the Company’s results of operations for such periods as discussed below have been restated to conform to the new standards. See Note 2 – Summary of Significant Accounting Policies under Item 8 included in this report for additional information concerning the adoption of these accounting standards.

Summary of Consolidated Results of Operations

Consolidated Results

The following summarizes key financial highlights for the year ended December 31, 2018 compared to the same 2017 period:

•	Total consolidated revenues were $947.6 million, a 9.0% increase compared to 2017.
•	Income before income taxes was $87.4 million, a 5.6% decrease compared to 2017.
•	Net income attributable to common shareholders was $35.1 million, a 58.2% decrease compared to 2017.
•	Diluted earnings per share was $0.36 per diluted share, a $0.45 per share decrease compared to 2017.

The Company’s consolidated results for 2018 as compared to the same 2017 period were significantly impacted by the following events:

•

In June 2017, the Company acquired IT’SUGAR, a specialty candy retailer with approximately 100 retail locations in over  25 states and Washington, D.C.,  for a purchase price of $58.4 million, net of cash acquired. During 2018, IT’SUGAR contributed revenues of $79.8 million and a loss before income taxes of $2.4 million.

•

In December 2017, the enactment of the Tax Cuts and Jobs Act (the “Tax Reform Act”), which reduced the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018, resulted in a $45.3 million reduction in the Company’s deferred tax liability in 2017.

•

During 2018, BBX Capital Real Estate closed on the sale of 251 developed lots to homebuilders as part of Phase I of its development of the Beacon Lake Community, which resulted in pre-tax profits of $7.7 million in 2018. In addition, BBX Capital Real Estate monetized various investments within its portfolio, including the Addison on Millenia, Altis at Shingle Creek, and a student housing facility.

•

During the fourth quarter of 2017, Bluegreen completed an initial public offering (“IPO”) of its common stock, which resulted in a decrease in the Company’s ownership in Bluegreen’s common stock from 100% to 90%. As a result, $8.6 million and $5.6 million of Bluegreen’s net income was allocated to the noncontrolling interests during 2018 and 2017, respectively.

Segment Results

BBX Capital currently reports the results of its business activities through the following reportable segments: Bluegreen, BBX Capital Real Estate, Renin and IT’SUGAR.

Information regarding income before income taxes by reportable segment for the years ended December 31, 2018, 2017, and 2016 is set forth in the table below (in thousands):

	For the Years Ended December 31,
	2018	2017	2016
Bluegreen	$128,893	136,998	129,624
BBX Capital Real Estate	30,214	16,084	30,993
Renin	2,461	2,180	857
IT'SUGAR	(2,384)	2,598	-
Other	(16,780)	(22,052)	(15,476)
Reconciling items and eliminations	(54,972)	(43,207)	(67,012)
Income before income taxes	87,432	92,601	78,986
(Provision) benefit for income taxes	(31,639)	9,702	(36,390)
Net income	55,793	102,303	42,596
Less: Net income attributable to noncontrolling interests	20,691	18,378	13,166
Net income attributable to shareholders	$35,102	83,925	29,430

Bluegreen Reportable Segment

Executive Overview

Bluegreen is a leading vacation ownership company that markets and sells VOIs and manages resorts in popular leisure and urban destinations. Bluegreen’s resort network includes 45 Club Resorts (resorts in which owners in its Vacation Club have the right to use most of the units in connection with their VOI ownership) and 24 Club Associate Resorts (resorts in which owners in its Vacation Club have the right to use a limited number of units in connection with their VOI ownership). Bluegreen’s Club Resorts and Club Associate Resorts are primarily located in popular, high-volume, “drive-to” vacation locations, including Orlando, Las Vegas, Myrtle Beach and Charleston, among others. Through its points-based system, the approximately 216,000 owners in its Vacation Club have the flexibility to stay at units available at any of its resorts and have access to over 11,000 other hotels and resorts through partnerships and exchange networks. Bluegreen has a robust sales and marketing platform supported by exclusive marketing relationships with nationally-recognized consumer brands, such as Bass Pro and Choice Hotels. These marketing relationships drive sales within its core demographic.

VOI Sales and Financing

Bluegreen’s primary business is the marketing and selling of deeded VOIs, developed either by Bluegreen or third parties. Customers who purchase these VOIs receive an annual allotment of points, which can be redeemed for stays at one of its resorts or at 11,000 other hotels and resorts available through partnerships and exchange networks. Historically, VOI companies have funded the majority of the capital investment in connection with resort development with internal resources and acquisition and development funding. In 2009, Bluegreen began selling VOIs on behalf of third-party developers and has successfully diversified from a business focused on capital-intensive resort development to a flexible model with a balanced mix of developed and capital-light inventory. Bluegreen relationships with third-party developers enable it to generate fees from the sales and marketing of their VOIs without incurring the significant upfront capital investment generally associated with resort acquisition or development. While sales of acquired or developed inventory typically result in greater Adjusted EBITDA contribution, fee-based sales generally require no initial investment or development financing risk. Both acquired or developed VOI sales and fee-based VOI sales drive recurring, incremental and long-term fee streams by adding owners to its Vacation Club and new resort management contracts. In conjunction with its VOI sales, Bluegreen also generates interest income by providing financing to qualified purchasers. Collateralized by the underlying VOIs, Bluegreen’s loans are generally structured as 10-year, fully-amortizing loans with a fixed interest rate ranging from approximately 13% to approximately 17% per annum. As of December 31, 2018, the weighted-average interest rate on Bluegreen’s VOI notes receivable was 15.1%. In addition, Bluegreen earns fees for various other services including title and escrow services for fees in connection with the closing of VOI sales, and generates fees for mortgage servicing.

Resort Operations and Club Management

Bluegreen enters into management agreements with the Home Owner Associations (“HOAs”) that maintain most of the resorts and earn fees for providing management services to those HOAs and Bluegreen’s approximately 216,000 Vacation Club owners. These resort management services include oversight of housekeeping services, maintenance, and certain accounting and administration functions. Bluegreen’s management contracts yield highly predictable, recurring cash flows and do not have the traditional risks associated with hotel management contracts that are linked to daily rate or occupancy. Bluegreen’s management contracts are typically structured as “cost-plus,” with an initial term of three years and automatic one-year renewals. In connection with the management services provided to the Vacation Club, Bluegreen manages the reservation system and provides owner, billing and collection services. In addition to resort and club management services, Bluegreen earns fees for various other services that produce recurring, predictable and long term-revenue including construction management services to third-party developers.

Principal Components Affecting Bluegreen’s Results of Operations

Principal Components of Revenues

Fee-Based Sales.  Represent sales of third-party VOIs where Bluegreen is paid a commission.

JIT Sales.  Represent sales of VOIs acquired from third parties in close proximity to when Bluegreen intends to sell such VOIs.

Secondary Market Sales.  Represent sales of VOIs acquired from HOAs or other owners, typically in connection with maintenance fee defaults. This inventory is generally purchased at a greater discount to retail price compared to developed VOI sales and VOIs purchased by Bluegreen for sale as part of Bluegreen’s JIT sales activities.

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

Financing Expense. Represents financing interest expense related to Bluegreen’s receivable-backed debt and amortization of the related debt issuance costs and other expenses incurred in providing financing and servicing loans, including administrative costs associated with mortgage servicing activities for loans owned by Bluegreen and the loans of certain third-party developers. Mortgage servicing activities include, among other things, payment processing, reporting and collection services.

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

Key Business and Financial Metrics and Terms Used by Management

Sales of VOIs.  Represent sales of Bluegreen’s owned VOIs, including developed VOIs, and those acquired through JIT and secondary market arrangements, reduced by equity trade allowances and an estimate of uncollectible VOI notes receivable. In addition to the factors impacting system-wide sales of VOIs (described below), sales of VOIs are impacted by the proportion of system-wide sales of VOIs, net sold on behalf of third-parties on a commission basis, which are not included in sales of VOIs.

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

Results of Operations

For the years ended December 31, 2018, 2017, and 2016

Information regarding the results of operations for Bluegreen for the years ended December 31, 2018, 2017 and 2016 are set forth below (dollars in thousands):

	For the Years Ended December 31,
	2018		2017		2016
	Amount	% of System-wide sales of VOIs, net(5)	Amount	% of System-wide sales of VOIs, net(5)	Amount	% of System-wide sales of VOIs, net(5)
Developed Sales (1)	$287,292	46%	$299,104	48%	$403,683	66%
Secondary Market sales	232,562	37%	182,108	30%	164,991	27%
Fee-Based sales	318,540	51%	330,854	54%	294,822	48%
JIT sales	56,450	9%	45,982	7%	39,626	6%
Less: Equity trade allowances (6)	(270,774)	-43%	(238,780)	-39%	(288,792)	-47%
System-wide sales of VOIs	624,070	100%	619,268	100%	614,330	100%
Less: Fee-Based sales	(318,540)	-51%	(330,854)	-53%	(294,822)	-48%
Gross sales of VOIs	305,530	49%	288,414	47%	319,508	52%
Provision for credit losses (2)	(51,305)	-17%	(46,397)	-16%	(45,635)	-14%
Sales of VOIs	254,225	41%	242,017	39%	273,873	45%
Cost of VOIs sold (3)	(23,813)	-9%	(17,679)	-7%	(28,829)	-11%
Gross profit (3)	230,412	91%	224,338	93%	245,044	89%
Fee-based sales commission revenue (4)	216,422	68%	229,389	69%	201,829	68%
Financing revenue, net of
financing expense	51,205	8%	56,899	9%	58,657	10%
Other fee-based services revenue	180,558	29%	164,458	27%	153,005	25%
Cost of other fee-based services	(124,144)	-20%	(112,979)	-18%	(103,859)	-17%
Net carrying cost of VOI inventory	(11,358)	-2%	(4,220)	-1%	(6,847)	-1%
Selling and marketing expenses	(307,614)	-49%	(319,664)	-52%	(315,611)	-51%
General and administrative expenses	(107,789)	-17%	(101,535)	-16%	(104,319)	-17%
Operating profit	127,692	20%	136,686	22%	127,899	21%
Other income	1,201		312		1,724
Benefit (provision) for income taxes	(28,541)		2,345		(41,620)
Net income	$100,352		$139,343		$88,003

Adjustments for EBITDA:
Benefit (provision) for income taxes	28,541		(2,345)		41,620
Income before taxes	128,893		136,998		129,623
Depreciation	12,392		9,632		9,536
Franchise taxes	199		178		186
Interest expense (other than interest
incurred on debt that is secured by
VOI notes receivable)	15,195		12,168		12,505
Interest income (other than interest
earned on VOI notes receivable)	(6,044)		(6,874)		(8,167)
EBITDA	150,635		152,102		143,683
Adjustments for Adjusted EBITDA:
Corporate realignment costs	3,650		5,836		-
One-time payment to Bass Pro	-		4,781		-
Loss(gain) on assets held for sale	3		46		(1,423)
One-time special bonus	-		-		10,000
EBITDA attributable to
noncontrolling interest in
Bluegreen/Big Cedar Vacations	(12,468)		(12,485)		(10,006)
Adjusted EBITDA	$141,820		$150,280		$142,254

(1)

Developed VOI sales represent sales of VOIs acquired or developed by Bluegreen under its developed VOI business. Developed VOI sales do not include Secondary Market sales, Fee-Based sales or JIT sales.

(2)	Percentages for provision for credit losses are calculated as a percentage of gross sales of VOIs, which excludes Fee-Based sales (and not of system-wide sales of VOIs, net).
(3)	Percentages for costs of VOIs sold and gross profit are calculated as a percentage of sales of VOIs (and not based on system-wide sales of VOIs).
(4)	Percentages for Fee-Based sales commission revenue are calculated as a percentage of Fee-Based sales (and not based on system-wide sales of VOIs, net).
(5)	Represents the applicable line item, calculated as a percentage of system-wide sales of VOIs, net, unless otherwise indicated in the above footnotes.
(6)	Equity trade allowances are amounts granted to customers upon trading in their existing VOIs in connection with the purchase of additional VOIs.

Bluegreen - For the year ended December 31, 2018 compared to the year ended December 31, 2017

Sales of VOIs.  Sales of VOIs were $254.2 million and $242.0 million during the years ended December 31, 2018 and 2017, respectively. Sales of VOIs are impacted by the factors described below in system-wide sales of VOIs.  Gross sales of VOIs were reduced by $51.3 million and $46.4 million during the years ended December 31, 2018 and 2017, respectively, for the provision for credit losses. The provision for credit losses varies based on the amount of financed, non-fee based sales during the period and changes in estimates of future notes receivable performance for existing loans. Bluegreen’s provision for credit losses as a percentage of gross sales of VOIs was 17% and 16% during the years ended December 31, 2018 and 2017, respectively. The percentage of VOI sales which were realized in cash within 30 days from sale decreased to 42% during the year ended December 31, 2018 from 43% during the year ended December 31, 2017.  The increase in the provision for credit losses is primarily due to the lower cash sales and the impact of additional reserves on prior years’ originations offset by the impact of an increase in the weighted-average FICO scores of borrowers with respect to 2018 originations compared to prior years. In recent years Bluegreen has experienced an increase in expected default rates. Bluegreen believes that a significant portion of the default increase in recent years is due in part to the receipt of letters from attorneys who purport to represent certain VOI owners and who have encouraged such owners to become delinquent and ultimately default on their obligations. See “Item 3. Legal Proceedings” for additional information regarding such letters and actions taken by Bluegreen in connection therewith. While Bluegreen believes its notes receivable are adequately reserved at this time, actual defaults may differ from the estimates and the reserve may not be adequate. In addition to the factors described below impacting system-wide sales of VOIs, sales of VOIs are impacted by the proportion of system-wide sales of VOIs sold on behalf of third parties on a commission basis, which are not included in sales of VOIs.

The average annual default rates and delinquency rates (more than 30 days past due) on Bluegreen’s VOI notes receivable were as follows:

	For the Years Ended December 31,
	2018	2017
Average annual default rates	8.41%	8.50%

	As of December 31,
	2018	2017
Delinquency rates	2.91%	3.04%

System-wide sales of VOIs.   System-wide sales of VOIs were $624.1 million and $619.3 million during the years ended December 31, 2018 and 2017, respectively. This growth reflected an increase in the average volume per guest (“VPG”), partially offset by a decrease in the number of guest tours. During 2017, Bluegreen began screening the credit qualifications of potential marketing guests, resulting in a higher average transaction price and higher VPG, but a lower number of tours. Bluegreen believes the screening of marketing guests has resulted in improved efficiencies in its sales process, however there is no assurance that efficiencies will continue to be achieved.

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

The following table sets forth certain information for system-wide sales of VOIs for 2018 and 2017 (dollars in thousands):

	For the Years Ended December 31,
	2018	2017	% Change
Number of sales offices at period-end	26	23	13%
Number of active sales arrangements with
third-party clients at period-end	15	16	-6%
Total number of VOI sales transactions	40,087	40,705	-2%
Average sales price per transaction	$15,692	$15,365	2%
Number of total guest tours	238,141	252,257	-6%
Sale-to-tour conversion ratio – total
marketing guests	16.8%	16.1%	4%
Number of new guest tours	146,623	162,083	-10%
Sale-to-tour conversion ratio – new
marketing guests	14.3%	13.4%	7%
Percentage of sales to existing owners	51.6%	49.4%	4%
Average sales volume per guest	$2,642	$2,479	7%

Cost of VOIs Sold.  During the years ended December 31, 2018 and 2017, cost of VOIs sold was $23.8 million and $17.7 million, respectively, and represented 9% and 7%, respectively, of sales of VOIs. During 2018, Bluegreen increased the average selling price of VOIs by approximately 3%. As a result of this pricing change, Bluegreen also increased its estimate of total gross margin on the sale of its VOI inventory under the relative sales value method. Under the relative sales value method prescribed for timeshare developers to relieve the cost of VOI inventory, changes to the estimate of gross margin expected to be generated on the sale of VOI inventory are recognized on a retrospective basis in earnings. Accordingly, during 2018, Bluegreen recognized a benefit to cost of VOIs sold of $3.6 million. Further, in 2017, Bluegreen increased the selling price of its VOIs by 4%. Accordingly, during 2017, Bluegreen recognized a benefit to cost of VOIs sold of $5.1 million. Also, in 2018 Bluegreen’s VOI sales were of comparatively higher cost product and Bluegreen acquired less secondary market VOI inventory, which is generally purchased at a discount, compared to 2017.

Fee-Based Sales Commission Revenue. During the years ended December 31, 2018 and 2017, Bluegreen sold $318.5 million and $330.9 million, respectively, of third-party VOI inventory under commission arrangements and earned sales and marketing commissions of $216.4 million and $229.4 million, respectively, in connection with those sales. Bluegreen earned an average sales and marketing commission of 68% and 69% during the years ended December 31, 2018 and 2017, respectively. This decrease in sales and marketing commissions as a percentage of fee-based sales is primarily related to the mix of developer sales at higher commission rates in 2017, as well as higher commission refunds associated with defaults and cancellations. Additionally, Bluegreen earned a $4.5 million incentive commission in 2017 as compared to an incentive commission of $3.3 million in 2018, in each case, related to the achievement of certain sales thresholds pursuant to the terms and conditions of the applicable contractual arrangement.

Financing Revenue, Net of Financing Expense.  During the years ended December 31, 2018 and 2017, financing revenue, net of financing expense were $51.2 million and $56.9 million, respectively. The decrease in finance revenue net of finance expense is a result of Bluegreen’s higher cost of borrowing and lower weighted-average interest rates on Bluegreen’s VOI notes receivable portfolio in connection with the introduction of “risk-based pricing” pursuant to which, buyer’s interest rates are determined based on their FICO score at the point of sale partially offset by an increase in Bluegreen’s VOI notes receivable portfolio.

Other Fee-Based Services Revenue.  During the years ended December 31, 2018 and 2017, revenue from Bluegreen’s resort operations, club management and title operations was $180.6 million and $164.5 million, respectively, which was partially offset by expenses directly related to these operations of $124.1 million and $113.0 million, respectively.

Other fee-based services revenue increased 10% during the year ended December 31, 2018 as compared to the year ended December 31, 2017. Bluegreen provides management services to the Vacation Club and to a majority of the HOAs of the resorts within the Vacation Club. In connection with its management services, Bluegreen also manages the Vacation Club reservation system, provides services to owners and performs billing and collections services to the Vacation Club and certain HOAs. Additionally, Bluegreen generates revenues from its Traveler Plus program, as well as its food and beverage and other retail operations. Bluegreen also earns commissions from providing rental services to third parties and fees from managing the construction activities of certain of its fee based third-party developer clients. The resort properties Bluegreen manages increased from 47 as of December 31, 2017 to 49 as of December 31, 2018 due to new resorts under management in New Orleans, Louisiana and San Antonio, Texas.  Resort operations and club management revenues increased during 2018 compared to 2017 primarily as a result of such increase in the number of managed resorts and operations at the Éilan Hotel and Spa which we acquired during April 2018.

During 2018, cost of other fee-based services increased 10% compared to 2017. This increase is primarily due to the higher costs associated with programs provided to VOI owners and increased costs of providing management services as a result of the increase in the number of managed resorts and the operating costs of the Éilan Hotel and Spa.

Net Carrying Cost of VOI Inventory. The carrying cost of Bluegreen’s inventory was $27.4 million and $16.2 million during the years ended December 31, 2018 and 2017, respectively, which was partly offset by rental and sampler revenues of $16.0 million and $12.0 million, respectively. The increase in net carrying costs is primarily due to Bluegreen’s acquisition of the Éilan Hotel and Spa during April 2018 and increased maintenance fees and developer subsidies associated with Bluegreen’s increase in VOI inventory.

Selling and Marketing Expenses.  Selling and marketing expenses were $307.6 million and $319.7 million during the years ended December 31, 2018 and 2017, respectively. As a percentage of system-wide sales of VOIs, selling and marketing expenses were 49% and 52% during the years ended December 31, 2018 and 2017, respectively. Selling and marketing expenses vary as a percentage of sales from period to period based in part on the relative proportion of marketing methods utilized during such periods, most notably the percentage of sales to Bluegreen’s existing owners, which have a relatively lower cost compared to other methods. Existing owner sales increased to 52% of system-wide sales during 2018 from 49% during 2017.  In addition, the corporate realignment initiative commenced during the fourth quarter of 2017 resulted in the reduction of certain selling and marketing expenses.

General and Administrative Expenses.  General and administrative expenses were $107.8 million and $101.5 million during the years ended December 31, 2018 and 2017, respectively. As a percentage of system-wide sales of VOIs, general and administrative expenses were 17% and 16% during the years ended December 31, 2018 and 2017, respectively. The increase in 2018 was primarily due to higher outside legal expenses in connection with the new focus on defending litigation which Bluegreen believes to be frivolous, higher self-insured healthcare costs, depreciation expense, executive leadership compensation and severance expense and expenses associated with being a public company, including investor and public relations activities. On October 9, 2017, Bass Pro raised an issue regarding the computation of the sales commissions paid to it on the sale of VOIs. In response to the request from Bass Pro, Bluegreen made a payment of approximately $4.8 million to Bass Pro during the fourth quarter of 2017 in connection with this matter, with no such payment in 2018. See Note 15 Commitment and Contingencies under Item 8 of this report for additional information relating to this matter. Additionally, the decrease reflects severance of $2.9 million payable by Bluegreen pursuant to an agreement Bluegreen entered into with an executive during September 2017 in connection with his retirement. The $2.9 million amount is included in corporate realignment costs in the Bluegreen’s reconciliation of EBITDA to Adjusted EBITDA.

Bluegreen - For the year ended December 31, 2017 compared to the year ended December 31, 2016

Sales of VOIs.  Sales of VOIs were $242.0 million and $273.9 million during the years ended December 31, 2017 and 2016, respectively. Gross sales of VOIs were reduced by $46.4 million and $45.6 million during the years ended December 31, 2017, and 2016, respectively, for the provision for credit losses on VOI notes receivable.  Bluegreen’s provision for credit losses as a percentage of gross sales of VOIs were 16% and 14% during the years ended December 31, 2017 and 2016. The increase in the provision for credit losses is primarily due to the impact of additional reserves on prior years’ originations.

The average annual default rates and delinquency rates (more than 30 days past due) on Bluegreen’s VOI notes receivable were as follows:

	For the Years Ended December 31,
	2017	2016
Average annual default rates	8.50%	7.50%

	As of December 31,
	2017	2016
Delinquency rates	3.04%	3.30%

System-wide sales of VOIs.    System-wide sales of VOIs were $619.3 million and $614.3 million during the years ended December 31, 2017 and 2016, respectively. This growth reflected an increase in the average sales price (per transaction), partially offset by a decrease in the number of guest tours and the sale-to-tour conversion ratio. The average sales price per transaction increased by 12% for the year ended December 31, 2017 compared to the year ended December 31, 2016. During 2017, Bluegreen began screening the credit qualifications of potential marketing guests, resulting in a higher average transaction price, higher VPG, and a lower number of tours compared to 2016.

The following table sets forth certain information for system-wide sales of VOIs for 2017 and 2016 (dollars in thousands):

	For the Years Ended December 31,
	2017	2016	% Change
Number of sales offices at period-end	23	23	-
Number of active sales arrangements with third-party clients at period-end	16	18	-11%
Total number of VOI sales transactions	40,705	45,340	-10%
Average sales price per transaction	$15,365	13,727	12%
Number of total guest tours	252,257	274,987	-8%
Sale-to-tour conversion ratio – total
marketing guests	16.1%	16.5%	-2%
Number of new guest tours	162,083	190,235	-15%
Sale-to-tour conversion ratio – new
marketing guests	13.4%	13.5%	-1%
Percentage of sales to existing owners	49.4%	46.0%	7%
Average sales volume per guest	$2,479	2,263	10%

Cost of VOIs Sold.  During the years ended December 31, 2017 and 2016, cost of VOIs sold was $17.7 million and $28.8 million, respectively, and represented 7% and 11%, respectively, of sales of VOIs. During 2017, Bluegreen increased the selling price of VOIs by approximately 4%. As a result of this pricing change, Bluegreen also increased its estimate of total gross margin generated on the sale of its VOI inventory. Under the relative sales value method prescribed for timeshare developers to relieve the cost of VOI inventory, changes to the estimate of gross margin expected to be generated on the sale of VOI inventory are recognized on a retrospective basis in earnings. Accordingly, during the second quarter of 2017, Bluegreen recognized a benefit to cost of VOIs sold of $5.1 million. In September 2016, Bluegreen increased the selling price of its VOIs by 5%. Accordingly, during the third quarter of 2016, Bluegreen recognized a benefit to cost of VOIs sold of $5.6 million.

Fee-Based Sales Commission Revenue. During the years ended December 31, 2017 and 2016, Bluegreen sold $330.9 million and $294.8 million, respectively, of third-party VOI inventory under commission arrangements and earned sales and marketing commissions of $229.4 million and $201.8 million, respectively, in connection with those sales. This increase was due primarily to an increase in the number of commission based clients, as well as the factors described above related to the increase in system-wide sales of VOIs. Bluegreen earned an average sales and marketing commission of 69% and 68% during the years ended December 31, 2017 and 2016, respectively. Additionally, commissions in 2017 included an incentive commission of $4.5 million related to the achievement of certain sales thresholds pursuant to the terms and conditions of the applicable contractual arrangement, as compared to a $3.0 million incentive commission earned in 2016.

Financing Revenue, Net of Financing Expense.  During the years ended December 31, 2017 and 2016, financing revenue, net of financing expense were $56.9 million and $58.7 million, respectively. The increase is a result of Bluegreen’s lower cost of borrowing and an increase in its VOI notes receivable portfolio.

Other Fee-Based Services Revenue.  During the years ended December 31, 2017 and 2016, revenue from Bluegreen’s resort operations, club management and title operations was $164.5 million and $153.0 million, respectively, which was partially offset by expenses directly related to these operations of $113.0 million and $103.9 million, respectively.

Other fee-based services revenue increased 8% during the year ended December 31, 2017 as compared to the year ended December 31, 2016. Bluegreen provides management services to the Vacation Club and to a majority of the HOAs of the resorts within the Vacation Club. In connection with its management services, Bluegreen also manages the Vacation Club reservation system, provides services to owners and performs billing and collections services to the Vacation Club and certain HOAs. The resort properties Bluegreen manages increased from 46 as of December 31, 2016 to 47 as of December 31, 2017 due to new resorts under management in Charleston, South Carolina and Banner Elk, North Carolina. Resort operations and club management revenues increased during 2017 compared to 2016 primarily as a result of such increase in the number of managed resorts and an increase in the number of owners in the Vacation Club.

During 2017, cost of other fee-based services increased 9% compared to 2016. This increase is primarily due to the higher costs associated with programs provided to VOI owners and increased costs of providing management services as a result of the higher service volumes described above.

Net Carrying Cost of VOI Inventory. The carrying cost of Bluegreen’s VOI inventory was $16.2 million and $16.8 million during the years ended December 31, 2017 and 2016, respectively, which was partially offset by rental and sampler revenues of $12.0 million and $9.9 million, respectively. The decrease in net carrying costs is a result of Bluegreen’s capital-light business activities and an increase in sampler revenues.

Selling and Marketing Expenses.  Selling and marketing expenses were $319.7 million and $315.6 million during the years ended December 31, 2017 and 2016, respectively.  The increase in selling and marketing expenses was primarily due to increased costs from the implementation of screening the credit qualifications of potential marketing guests, including the fulfillment costs associated with those guests, partially offset by an increase in the average sales volume per guest. As a percentage of system-wide sales of VOIs , selling and marketing expenses were 52% and 51% for the years ended December 31, 2017 and 2016, respectively.  Selling and marketing expenses vary as a percentage of sales from period to period based in part on the relative proportion of marketing methods utilized, most notably the percentage of sales to Bluegreen’s existing owners, which has a relatively lower cost compared to other methods.

General and Administrative Expenses.  General and administrative expenses were $101.5 million and $104.3 million during the years ended December 31, 2017 and 2016, respectively. As a percentage of system-wide sales of VOIs general and administrative expenses were 16% and 17% during the years ended December 31, 2017 and 2016, respectively. The increase in general administrative expenses during 2017 primarily related to the $4.8 million payment made to Bass Pro during the fourth quarter of 2017, as described above and accrued severance of $2.9 million pursuant to an agreement Bluegreen entered into with an executive during September 2017 in connection with his retirement.  The $2.9 million amount is included in the corporate realignment costs in the above table. The increase in general and administrative expenses in 2017 was partially offset by special bonuses totaling $10.0 million paid to certain of Bluegreen’s employees in June 2016.

BBX Capital Real Estate Reportable Segment

Segment Description

BBX Capital Real Estate (or BBXRE) is engaged in the acquisition, development, construction, ownership, financing, and management of real estate and investments in real estate joint ventures,  including investments in multifamily apartment and townhome communities, single-family master-planned communities, and commercial properties located primarily in Florida. In addition, BBXRE owns a 50% equity interest in the Altman Companies, a developer and manager of multifamily apartment communities.

BBXRE also manages the legacy assets acquired by BCC in connection with the BankAtlantic Sale. The legacy assets include portfolios of loans receivable, real estate properties, and loans previously charged off by BankAtlantic.

Current Trends and Developments

The Altman Companies

In November 2018, BBXRE acquired a fifty percent (50%) membership interest in the Altman Companies, a joint venture between the Company and Joel Altman (“JA”) engaged in the development, construction, and management of multifamily apartment communities, for cash consideration of $14.6 million, including $2.3 million in transaction costs.

The Altman Companies is a fully integrated platform covering all aspects of the development process, including site selection, underwriting, design, construction, management, and sale of apartment communities, through its ownership of 100% of the membership interests in Altman Development Company and Altman Management Company and 60% of the membership interests in Altman-Glenewinkel Construction. The Altman Companies generates revenues from the performance of development, general contractor, leasing, and property management services to the joint ventures that are formed to invest in development projects originated by the platform. In addition, BBXRE and JA invest in the managing member of such joint ventures based on their relative ownership percentages in the Altman Companies. Such equity interests are typically entitled to a promoted equity interest in the projects to the extent that the external equity investors in such ventures receive agreed-upon returns on their investments.

Pursuant to the operating agreement of the Altman Companies,  BBXRE will acquire an additional 40% equity interest in the Altman Companies from JA for a purchase price of $9.4 million in January 2023, while JA can also, at his option or in other predefined circumstances, require BBXRE to purchase his remaining 10% equity interest in the Altman Companies for $2.4 million. However, JA will retain his membership interests, including his decision making rights, in the managing member of any development joint ventures that are originated prior to the Company’s acquisition of additional equity interests in the Altman Companies. In addition, in certain circumstances, BBXRE may acquire the 40% membership interests in Altman-Glenewinkel Construction that are not owned by the Altman Companies for a purchase price based on prescribed formulas in the operating agreement of Altman-Glenewinkel Construction.

In connection with its investment in the Altman Companies, BBXRE acquired interests in the managing member of seven multifamily apartment developments, including four developments in which BBXRE had previously invested as a non-managing member, for aggregate cash consideration of $8.8 million. In addition, BBXRE and JA each contributed $2.5 million to ABBX Guaranty, LLC, a newly formed joint venture established to provide guarantees on the indebtedness and construction cost overruns of new real estate joint ventures formed by the Altman Companies.

Beacon Lake Master Planned Development

During 2018, BBXRE continued its development of the Beacon Lake Community in St. Johns County, Florida with the sale of 251 developed lots to homebuilders as part of Phase I of the project, which is comprised of 302 lots.  In addition, BBXRE commenced land development on the lots comprising Phase II of the project, which is expected to include approximately 400 single-family homes and 196 townhomes.

Other Joint Venture Activity

During 2018, BBXRE invested in two joint ventures to acquire land, obtain entitlements, and fund predevelopment costs for potential multifamily apartment developments in Miami, Florida and Tampa, Florida. These ventures are being sponsored by the Altman Companies. In 2019, the joint venture associated with the development in Tampa, Florida closed on its permanent development financing and commenced construction, which is expected to be substantially completed in 2020.

In addition, the development projects associated with BBXRE’s existing unconsolidated joint ventures continued to progress, including the sale of the properties developed by the Addison on Millenia and Altis at Shingle Creek joint ventures.

Results of Operations

Information regarding the results of operations for BBX Capital Real Estate for the years ended December 31, 2018, 2017 and 2016 is set forth below (dollars in thousands):

	For the Years Ended			Change	Change
	December 31,			2018 vs	2017 vs
	2018	2017	2016	2017	2016
Sales of real estate inventory	$21,771	-	-	21,771	-
Interest income	2,277	2,225	3,606	52	(1,381)
Net gains on sales of
real estate assets	4,563	1,451	3,213	3,112	(1,762)
Other	2,653	5,145	5,656	(2,492)	(511)
Total revenues	$31,264	8,821	12,475	22,443	(3,654)
Cost of real estate inventory sold	14,116	-	-	14,116	-
Recoveries from loan losses, net	(8,603)	(7,495)	(20,508)	(1,108)	13,013
Impairment losses	521	1,646	2,304	(1,125)	(658)
Selling, general and
administrative expenses	9,210	11,127	11,864	(1,917)	(737)
Total costs and expenses	15,244	5,278	(6,340)	9,966	11,618
Equity in net earnings of
unconsolidated joint ventures	14,194	12,541	12,178	1,653	363
Income before income taxes	$30,214	16,084	30,993	14,130	(14,909)

BBX Capital Real Estate’s income before income taxes for the year ended December 31, 2018 compared to 2017 increased by $14.1 million, or 87.9%, primarily due to the following:

•	Net profits from the sale of 251 developed lots to homebuilders at the Beacon Lake Community development during the year ended December 31, 2018;
•	Net gains on the sale of real estate primarily resulting from the sale of a student housing facility during 2018;
•

A net increase in equity in earnings of unconsolidated joint ventures primarily due to the sale of the properties developed by the Addison on Millenia and Altis at Shingle Creek joint ventures, partially offset by the CC Homes Bonterra joint venture's completion of sales in its 394 single-family home community development during late 2017;

•	A decrease in impairment losses on commercial land parcels; and
•	An increase in recoveries from loan losses primarily resulting from a $2.9 million recovery on a commercial loan in 2018; partially offset by
•

A decrease in net profits from the above mentioned student housing facility after its sale, which consists of a decrease in rental revenues and selling, general and administrative expenses associated with the property.

BBX Capital Real Estate’s income before income taxes for the year ended December 31, 2017 compared to 2016 decreased by $14.9 million, or 48.1%, primarily due to the following:

•	A decrease in interest income and recoveries from loan losses, which reflects the ongoing collection of loans in the legacy asset portfolio and the overall decline in the balance of the portfolio; and
•	A decrease in gains on sales of commercial land parcels; partially offset by
•	A decrease in impairment losses on commercial land parcels and residential loans; and
•

A decrease in selling, general and administrative expenses primarily due to lower legal fees incurred in connection with recoveries and foreclosures related to the loan portfolio recoveries and real estate and joint venture transactions.

Renin Reportable Segment

Segment Description

Renin is engaged in the design, manufacture, and distribution of sliding doors, door systems and hardware, and home décor products and operates through its headquarters in Canada and two manufacturing and distribution facilities in the United States and Canada. In addition to its own manufacturing, Renin also sources various products and materials from China. Renin’s products are sold through three channels in North America: retail, commercial, and direct installation in the greater Toronto area.

Current Trends and Developments

During 2018, Renin continued to experience a shift in its customer mix toward retail customers, while its barn door product has increased as a percentage of its overall product mix. In particular, during the year ended December 31, 2018, retail, commercial, and direct installation trade sales as a percentage of total gross trade sales were 61%, 29%, and 10%, respectively, as compared to 51%, 36%, and 13% during the same 2017 period. This shift reflects the addition of Costco as a retail customer, an increase in sales to e-commerce retail customers, and a decrease in commercial and direct installation trade sales. During the year ended December 31, 2018, Renin’s sales of barn doors and barn door hardware as a percentage of total gross sales increased to 34% from 23% during the same 2017 period, which reflects an overall increase in barn door sales and a decrease in sales across various other product types, including closet doors and hardware, wall décor, and direct installation sales.

Renin has also continued to improve its operating performance through operating efficiencies achieved by the integration of its manufacturing facilities in 2017 and other cost saving initiatives.

Results of Operations

Information regarding the results of operations for Renin for the years ended December 31, 2018, 2017 and 2016 are set forth below (dollars in thousands):

		For the Years Ended			Change	Change
		December 31,			2018 vs	2017 vs
		2018	2017	2016	2017	2016
Trade sales		$68,417	68,935	65,068	(518)	3,867
Cost of trade sales		(55,483)	(54,941)	(51,572)	(542)	(3,369)
Gross margin		12,934	13,994	13,496	(1,060)	498
Interest expense		638	509	313	129	196
Selling, general and
administrative expenses		9,903	11,112	12,545	(1,209)	(1,433)
Foreign exchange (gain) loss		(68)	193	(219)	(261)	412
Total costs and expenses		10,473	11,814	12,639	(1,341)	(825)
Income before income taxes		$2,461	2,180	857	281	1,323
Gross margin percentage	%	18.90	20.30	20.74	(1.40)	(0.44)
SG&A as a percent of trade sales	%	14.47	16.12	19.28	(1.65)	(3.16)

Renin’s income before income taxes for the year ended December 31, 2018 compared to 2017 increased by $0.3 million, or 12.9%, primarily due to the following:

•	A decrease in selling, general and administrative expenses primarily attributable to a reduction in headcount and lower consulting expenses; partially offset by
•

A decrease in trade sales primarily due to the impact of lower sales to customers in its commercial and direct installation channels and higher rebates and promotional discounts, partially offset by an increase in sales to retail customers; and

•	An overall decrease in the gross margin percentage primarily due to promotional discounts provided to a customer to sell excess inventory.

Renin’s income before income taxes for the year ended December 31, 2017 compared to 2016 increased by $1.3 million, or 154.4%, primarily due to the following:

•

An increase in trade sales and gross margin reflecting higher sales volume from Renin’s retail channel customers, including higher sales of Renin’s barn door product and sales to e-commerce retail customers; and

•	A decrease in selling, general and administration expenses associated with the transition to a new executive team during 2016, including severance and recruitment expenses; partially offset by
•

An net increase in other costs and expenses, including foreign currency exchange losses and an increase in interest expense associated with a higher outstanding balance on Renin’s credit facilities as a result of higher working capital requirements associated with increased sales volume.

IT’SUGAR Reportable Segment

Segment Description

IT’SUGAR is a specialty candy retailer which operates approximately 100 retail locations in over  25 states and Washington, D.C., and its products include bulk candy, giant candy packaging, and novelty items that are sold at its retail locations, which include a mix of high-traffic resort and entertainment, lifestyle, mall/outlet, and urban locations across the United States.

Current Trends and Developments

Since BBX Capital’s acquisition of IT’SUGAR in June 2017, IT’SUGAR’s focus during 2018 was on establishing a platform for future growth of its retail network, including replacing three executives and focusing on operational improvements and improved customer engagement. In addition, IT’SUGAR invested capital in several new retail locations, including the FAO Schweetz location in New York City which is operated by IT’SUGAR and three other retail locations that opened during 2018, as well as a flagship location in Las Vegas that is expected to open in 2019. IT’SUGAR is also evaluating retail locations where sales volumes may give rise to early lease termination rights and a potential opportunity to renegotiate occupancy costs. For certain unprofitable locations where IT’SUGAR does not have early lease termination rights, IT’SUGAR is evaluating potential opportunities to close or sublease such locations. Although IT’SUGAR expects that it may be necessary to incur costs to exit such locations, the Company believes that the closure of such locations will improve IT’SUGAR’s overall profitability over the long term.

Although the operating results of IT’SUGAR were not reflected in the Company’s consolidated financial statements prior to the acquisition in June 2017, IT’SUGAR generated sales growth during the year ended December 31, 2018 as compared to the same 2017 period, with an approximately 0.8% increase in overall sales as compared to 2017. This increase primarily reflects the impact of new retail locations that were opened in 2018 and 2017, partially offset by a decline in same store sales and the impact of closed locations.

IT’SUGAR incurred a loss before income taxes in 2018 and is expected to incur a loss before income taxes in 2019 due to the expected costs of opening new stores and related depreciation expense. However, IT’SUGAR generated positive cash flows from operations in 2018 and is expected to continue to do so in future periods.

Results of Operations

Information regarding the results of operations for IT’SUGAR for the year ended December 31, 2018 and the period ended December 31, 2017 are set forth below (dollars in thousands):

		For the Year	June 16, 2017
		Ended	to	Change
		December 31,	December 31,	2018 vs
		2018	2017	2017
Trade sales		$79,618	46,765	32,853
Cost of trade sales		(46,718)	(25,744)	(20,974)
Gross margin		32,900	21,021	11,879
Interest expense		40	-	40
Selling, general and
administrative expenses		35,404	18,489	16,915
Total costs and expenses		35,444	18,489	16,955
Other revenue		160	66	94
(Loss) income before income taxes		$(2,384)	2,598	(4,982)
Gross margin percentage	%	41.32	44.95	(3.63)
SG&A as a percent of trade sales	%	44.47	39.54	4.93

IT’SUGAR’s loss before income taxes for the year ended December 31, 2018 reflects costs and expenses associated with replacing three executives, which represents an investment in the business for growth in future periods, and the opening of new locations for which the positive contributions from such locations are not fully reflected in IT’SUGAR’s operating results due to the timing of such openings. In addition, as compared to the 2017 period, IT’SUGAR’s operating results for 2018 reflect seasonal operating losses that are typically incurred during the first half of the annual period which are not reflected in its operating results for 2017 due to the timing of the acquisition in June 2017.

Other

Other in the Company’s segment information includes its investments in other operating businesses that are in various stages of development and currently generate operating losses. These investments include various companies in the confectionery industry, including Hoffman’s Chocolates,  a manufacturer and retailer of gourmet chocolates with retail locations in South Florida, and other manufacturers/wholesalers of confectionery products. In addition, the Company’s wholly-owned subsidiary, Food for Thought Restaurant Group, LLC (“FFTRG”), has entered into area development and franchise agreements pursuant to which the Company has the opportunity to develop up to approximately 60 MOD Super Fast Pizza (“MOD Pizza”) franchised restaurant locations throughout Florida over the next several years. FFTRG operated seven MOD Pizza restaurant locations as of December 31, 2018 and opened two additional locations in 2019. FFTRG is evaluating their performance to determine the rate at which it will open new restaurant locations in the future. In addition to the above mentioned investments, the Company also holds various other investments, including a restaurant located in South Florida that was acquired through a loan foreclosure.

Businesses in the Confectionery Industry

The net losses before taxes from the Company’s other operations in the confectionery industry for the years ended December 31, 2018, 2017 and 2016 were $12.6 million, $19.4 million, and $14.9 million, respectively.

During the year ended December 31, 2018, the Company exited its manufacturing facility in Utah, outsourced the manufacturing of certain products, and reduced its corporate personnel and infrastructure, which resulted in the recognition of various costs, including severance costs for various employees and the accelerated recognition of lease obligations. In addition, these strategic initiatives and the continuing losses from certain of these businesses resulted in the recognition of impairment losses.

Although the Company expects that these efforts will reduce the ongoing operating losses associated with these businesses, the Company is continuing to evaluate these operations, and to the extent that it decides to divest of or otherwise exit these operations, the Company may recognize additional impairment charges and incur additional losses in future periods. As of December 31, 2018, the net book value of the operations under evaluation was $5.7 million.

MOD Pizza Restaurant Operations

The net losses before income taxes from the Company’s MOD Pizza restaurant operations for the years ended December 31, 2018, 2017 and 2016 were $4.5 million, $2.5 million, and $0.4 million, respectively. The higher net losses in the 2018 and 2017 periods were primarily attributable to selling, general, and administrative expenses, including compensation expenses associated with store employees and operations, human resource, marketing, and finance personnel that were hired in connection with establishing initial restaurant operations, depreciation expense associated with leasehold improvements, furniture, and fixtures at restaurant locations, and costs associated with store openings and the review of potential restaurant sites. During the year ended December 31, 2018, the selling, general and administrative expenses were partially offset by sales generated from the five restaurant locations opened during 2018 and the two restaurant locations opened during the fourth quarter of 2017. On average, for each of the seven restaurant locations opened as of December 31, 2018, the Company incurred approximately $0.8 million in capital expenditures, net of anticipated tenant improvement allowances, and approximately $0.2 million in store opening costs.

Reconciling Items and Eliminations

Reconciling items and eliminations in the Company’s segment information includes the following:

•	BBX Capital’s corporate selling, general and administrative expenses;
•	Interest expense primarily associated with Woodbridge’s junior subordinated debentures and BBX Capital’s $50.0 million revolving line of credit and redeemable cumulative preferred stock;
•	Interest income on interest-bearing cash accounts;
•	The elimination of Bluegreen’s interest income on its $80 million notes receivable from BBX Capital; and
•	Other items.

Corporate Selling, General, and Administrative Expenses

BBX Capital’s corporate selling, general and administrative expenses consist primarily of expenses associated with administering the various support functions at its corporate headquarters, including executive compensation, legal, accounting, human resources, investor relations and executive offices. BBX Capital’s corporate selling, general, and administrative expenses for the years ended December 31, 2018, 2017, and 2016, were $46.2 million, $53.4 million, and $56.0 million, respectively.

BBX Capital’s corporate selling, general, and administrative expenses for the year ended December 31, 2018 compared to the same 2017 period decreased by $7.2 million, which primarily reflects the impact of the following:

•	$3.0 million of consulting and diligence-related costs incurred in 2017 in connection with the Company’s acquisition of IT’SUGAR; and
•	$3.5 million of legal costs incurred in 2017 in connection with the SEC civil litigation against BCC.

BBX Capital’s corporate selling, general, and administrative expenses for the year ended December 31, 2017 compared to the same 2016 period decreased by $2.6 million resulting primarily from lower executive compensation costs, partially offset by the above mentioned consulting and diligence-related costs associated with the acquisition of IT’SUGAR.

Interest Expense

Excluding BBX Capital’s note payable to Bluegreen, its interest expense for the years ended December 31, 2018, 2017 and 2016 was $6.4 million, $4.6 million, and $5.4 million, respectively. The increase during the year ended December 31, 2018 as compared to the 2017 period primarily reflects $1.1 million in interest expense associated with BBX Capital’s $50.0 million revolving line of credit that was issued during 2018 and $0.7 million in higher interest expense on Woodbridge’s junior subordinated debentures, which reflects the impact of rising interest rates on the variable rates associated with such debt.

BBX Capital’s interest expense on the $80.0 million note payable to Bluegreen for the years ended December 31, 2018, 2017, and 2016 was $4.8 million, $6.4 million and $8.0 million, respectively. The decrease for such periods reflects the reduction in the interest rate on the note on July 1, 2017 from 10% per annum to 6% per annum. The interest expense on this note and the related interest income recognized by Bluegreen are eliminated in the Company’s consolidated statements of operations.

Interest Income

During the years ended December 31, 2018, 2017 and 2016, the Company recognized $1.9 million, $0.7 million and $0.3 million, respectively, of interest income from BBX Capital’s interest-bearing cash accounts.

Other Items

Reconciling Items and Eliminations includes $0.6 million and $8.6 million of insurance carrier reimbursements of litigation costs for the years ended December 31, 2018 and 2017, respectively, and the reimbursement of a $4.6 million fine previously paid in connection with the SEC civil litigation against BCC for the year ended December 31, 2017.  In addition, Reconciling Items and Eliminations includes $6.9 million of net gains on the cancellation of Woodbridge’s junior subordinated debentures for the year ended December 31, 2017.

Benefit (Provision) for Income Taxes

The provision for income taxes for the year ended December 31, 2018 reflected the Company’s effective tax rate of 36.2% on income before income taxes. The effective tax rate was higher than the expected federal income tax rate of 21% primarily due to nondeductible executive compensation, which included a $2.8 million adjustment associated with the Company’s completion of its analysis of its accounting for the enactment of the Tax Reform Act in December 2017, and state income taxes. See Note 14 – Income Taxes under Item 8 of this report for additional information with respect to the accounting for the Tax Reform Act.

The benefit for income taxes for the year ended December 31, 2017 resulted from the enactment of the Tax Reform Act on December 22, 2017, which reduced the federal corporate tax rate from 35% to 21% commencing on January 1, 2018 and resulted in a $45.3 million reduction in the Company’s deferred tax liability. The Company’s effective tax rate excluding the rate change benefit was 38.4% for the year ended December 31, 2017. The Company’s effective tax rate was higher than the expected federal income tax rate of 35% due to state income taxes and nondeductible executive compensation.

The provision for income taxes for the year ended December 31, 2016 reflected the Company’s effective tax rate of 46.1% on income before income taxes. The effective tax rate was higher than the expected federal income tax rate of 35% due to state income taxes, nondeductible executive compensation, and increases in the deferred tax asset valuation allowance based on an updated evaluation of the future deductibility of net operating loss carryforwards.

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

Net income attributable to noncontrolling interests during the years ended December 31, 2018, 2017, and 2016 was $20.7 million, $18.4 million, and $13.2 million, respectively. The increase in net income attributable to noncontrolling interests for the year ended December 31, 2018 and 2017 compared to the same 2016 period was primarily due to Bluegreen’s IPO, which resulted in a decrease of BBX Capital’s ownership in Bluegreen from 100% to 90%, and an increase in net income for Bluegreen/Big Cedar Vacations, partially offset by the impact of BBX Capital’s acquisition of the outstanding noncontrolling interests in BCC on December 15, 2016.

Consolidated Cash Flows

A summary of our consolidated cash flows is set forth below (in thousands):

	For the Years Ended December 31,
	2018	2017	2016
Cash flows provided by operating activities	$86,639	65,599	81,163
Cash flows (used in) provided by investing activities	(31,063)	(54,765)	49,198
Cash flows (used in) provided by financing activities	(43,726)	52,096	(42,314)
Net increase in cash, cash equivalents and restricted cash	$11,850	62,930	88,047
Cash, cash equivalents and restricted cash at beginning of period	409,247	346,317	258,270
Cash, cash equivalents and restricted cash at end of period	$421,097	409,247	346,317

Cash Flows provided by Operating Activities

The Company’s operating cash flows increased $21.0 million during the year ended December 31, 2018 compared to the same period in 2017. The increase was primarily due to higher operating distributions from real estate joint ventures, the sale of real estate inventory at the Beacon Lake Community development, and increased cash flows generated from Bluegreen’s operations.

The Company’s operating cash flows decreased $15.6 million during the year ended December 31, 2017 compared to the same 2016 period. The decrease was primarily due to increased spending by Bluegreen on the acquisition and development of VOI inventory.

Cash Flows provided by/used in Investing Activities

Cash used in investing activities decreased by $23.7 million during the year ended December 31, 2018 compared to the same period in 2017. The decrease reflects the $58.4 million of cash paid for the Company’s acquisition of IT’SUGAR in June 2017, partially offset by the acquisition of joint venture interests associated with the Altman Companies and increased expenditures for property, equipment, and software. The increase in expenditures for property, equipment, and software was primarily due to capital expenditures at Bluegreen, including sales office expansions and information technology systems and upgrades, and purchases of leasehold improvements, furniture, and fixtures associated with IT’SUGAR and MOD Pizza retail locations.

Cash used in investing activities increased by $104.0 million during the year ended December 31, 2017 compared to the same period in 2016. The increase reflects the cash paid for the acquisition of IT’SUGAR in June 2017, increased purchases of property and equipment, and lower repayments of loans receivable.

Cash Flows provided by/used in Financing Activities

Cash used in financing activities increased by $95.8 million during the year ended December 31, 2018 compared to the same period in 2017. The increase in cash used was primarily the result of $77.1 million paid for the repurchase and retirement of the Company’s common stock during 2018 and $95.9 million in net proceeds received from Bluegreen’s IPO during 2017, partially offset by $30.0 million of borrowings on the Company’s $50.0 million revolving line of credit and Bluegreen’s 2018 Term Securitization and other borrowings for the purchase of VOI inventory and property and equipment.

Cash provided by financing activities increased by $94.4 million during the year ended December 31, 2017 compared to the same period in 2016. The increase was primarily from the net proceeds received from Bluegreen’s IPO and cash consideration of $16.9 million paid during the year ended December 31, 2016 for all the outstanding shares of BCC not previously owned by the Company, partially offset by an increase in the cash paid to repurchase and retire common stock during the year ended December 31, 2017.

Commitments

The Company’s material commitments as of December 31, 2018 included the required payments due on its receivable-backed debt, lines-of-credit and other notes payable, junior subordinated debentures, commitments to complete certain projects based on its sales contracts with customers, subsidy advances to certain HOAs and commitments under non-cancelable operating leases.

The following table summarizes the contractual minimum principal and interest payments, net of unamortized discount, required on all of the Company’s outstanding debt and non-cancelable operating leases by period due date, as of December 31, 2018 (in thousands):

	Payments Due by Period
					Unamortized
					Debt
	Less than	1 — 3	4 — 5	After 5	Issuance
Contractual Obligations	1 year	Years	Years	Years	Costs	Total

Receivable-backed notes payable	$-	7,262	42,963	415,513	(6,807)	458,931
Notes payable and other borrowings	68,159	97,713	14,339	23,013	(2,337)	200,887
Jr. subordinated debentures	-	-	-	177,129	(40,704)	136,425
Noncancelable operating leases	26,871	47,547	38,246	41,299	-	153,963
Total contractual obligations	95,030	152,522	95,548	656,954	(49,848)	950,206

Interest Obligations (1)
Receivable-backed notes payable	18,067	35,942	33,307	119,170	-	206,486
Notes payable and other borrowings	9,206	13,828	3,595	15,602	-	42,231
Jr. subordinated debentures	12,394	24,787	24,787	150,748	-	212,716
Total contractual interest	39,667	74,557	61,689	285,520	-	461,433
Total contractual obligations	$134,697	227,079	157,237	942,474	(49,848)	1,411,639

(1)	Assumes that the scheduled minimum principal payments are made in accordance with the table above and the interest rate on variable rate debt remains the same as the rate at December 31, 2018.

In lieu of paying maintenance fees for unsold VOI inventory, Bluegreen may enter into subsidy agreements with certain HOAs. During the years ended December 31, 2018, 2017, and 2016, Bluegreen made subsidy payments in connection with these arrangements of $13.9 million, $12.6 million and $13.9 million, respectively, which are included within cost of other fee-based services. As of December 31, 2018 and 2017, Bluegreen had no accrued liability for such subsidies.

In September 2017, Bluegreen entered into an agreement with an executive in connection with his retirement. Pursuant to the terms of the agreement, Bluegreen agreed to make payments totaling $2.9 million through March 2019. As of December 31, 2018, $0.8 million remained payable under this agreement (all of which was accrued as of December 31, 2018). Also, in December 2018, Bluegreen entered into an agreement with another executive in connection with his retirement. Pursuant to the terms of the agreement, Bluegreen agreed to make payments totaling $2.0 million through December 2019, all of which remained payable as of December 31, 2018.

During 2016, the Company entered into a severance arrangement with an executive. Under the terms of the arrangement, the executive will receive $3.7 million over a three year period ending in August 2019. As of December 31, 2018, $0.7 million was left to be paid under this agreement.

A wholly-owned subsidiary of BBX Capital has opened, and may continue to open, MOD Pizza restaurant locations, which involves entering into lease agreements for such locations. BBX Capital has guaranteed performance on certain lease agreements for these locations and may be required to guarantee performance on additional lease agreements for new locations.

The Company believes that its existing cash, anticipated cash generated from operations, anticipated future borrowings under existing or future credit facilities, and anticipated future sales of notes receivable under existing, future or replacement purchase facilities will be sufficient to meet its debt service requirements, including the contractual payment of the obligations set forth above, for the foreseeable future, subject to the success of the Company’s ongoing business strategy and the ongoing availability of credit. The Company will continue its efforts to renew, extend or replace any credit and receivables purchase facilities that have expired or that will expire in the near term. The Company may, in the future, also obtain additional credit facilities and may issue corporate debt or equity securities. Any debt incurred or issued may be secured or unsecured, bear interest at fixed or variable rates, and be subject to such terms as the lender may require. In addition, the Company’s efforts to renew or replace credit facilities or receivables purchase facilities which have expired or which are scheduled to expire in the near term may not be successful, and sufficient funds may not be available from operations or under existing, proposed or future revolving credit or other borrowing arrangements or receivables purchase facilities to meet cash needs, including debt service and other contractual obligations. To the extent the Company is unable to sell notes receivable or borrow under such facilities, the Company’s ability to satisfy its obligations would be materially adversely affected.

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

Bluegreen has an exclusive marketing agreement with Bass Pro, a nationally-recognized retailer of fishing, marine, hunting, camping and sports gear, that provides Bluegreen with the right to market and sell vacation packages at kiosks in each of Bass Pro’s retail locations and through certain other means. As of December 31, 2018, Bluegreen sold vacation packages in 69 of Bass Pro’s stores. Bluegreen compensates Bass Pro based on VOI sales generated through the program. No compensation is paid to Bass Pro under the agreement on sales made at Bluegreen/Big Cedar Vacations’ resorts. During the years ended December 31, 2018, 2017 and 2016, VOI sales to prospects and leads generated by the agreement with Bass Pro accounted for approximately 14% 15% and 16%, respectively, of Bluegreen’s VOI sales volume. Bluegreen has continued to meet with Bass Pro’s leadership in an effort to resolve the issues which arose between the parties in 2017 and 2018. While there is no assurance that a resolution will be reached, Bluegreen remains optimistic that it will achieve a resolution of the outstanding issues. Bluegreen is hopeful that the resolution will address the timing of entry into the Cabela’s stores and an extension of the parties’ agreements. If reached, the resolution may include a restructuring of the amount and timing of compensation paid to Bass Pro. In the meantime, Bluegreen continues to execute its vacation package marketing strategy under the current agreement with Bass Pro. While Bluegreen does not believe that any material additional amounts are due to Bass Pro, Bluegreen’s future results would be impacted if the issues are not resolved and by any change in the compensation payable to Bass Pro or the calculation of payments or reimbursements utilized pursuant to the agreements.

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

Liquidity and Capital Resources

BBX Capital and Subsidiaries, excluding Bluegreen

As of December 31, 2018 and 2017, the Company, excluding Bluegreen, had cash, cash equivalents and short-term investments of approximately $146.9 million and $165.2 million, respectively. Management believes that BBX Capital has sufficient liquidity from the sources described below to fund operations, including its anticipated working capital, capital expenditure, and debt service requirements, for the foreseeable future, subject to the success of the Company’s ongoing business strategy and the ongoing availability of credit.

BBX Capital’s principal sources of liquidity are its available cash and short-term investments, distributions received from Bluegreen, borrowings from its $50.0 million IberiaBank revolving line of credit, distributions from unconsolidated real estate joint ventures, funds obtained from lot sales at the Beacon Lake Community development, loan recoveries, and sales of real estate, and income from income producing real estate.

BBX Capital believes that its current financial condition and credit relationships, together with anticipated cash flows from other sources of funds, including potential dividends from Bluegreen (which, as described below, are subject to certain limitations), and, to the extent determined to be advisable, proceeds from the disposition of properties or investments, will allow it to meet its anticipated near-term liquidity needs. BBX Capital may also seek additional liquidity from outside sources, including traditional bank financing, secured or unsecured indebtedness, or the issuance of equity and/or debt securities.  However, these alternatives may not be available to us on attractive terms, or at all. The inability to raise funds through the sources discussed above would have a material adverse effect on the Company’s business, results of operations, and financial condition.

BBX Capital expects that it will receive dividends from time to time from Bluegreen. For the years ended December 31, 2018, 2017, and 2016, BBX Capital received from Bluegreen dividends totaling $40.4 million, $40.0 million and $70.0 million, respectively. In addition, on  February  15, 2019, BBX Capital received from Bluegreen dividends of $11.4 million. Bluegreen has indicated that it intends to pay regular quarterly dividends on its common stock subject to the discretion of its board of directors. The ultimate payment of such dividends will be based upon factors that the Bluegreen board deems to be appropriate, including Bluegreen’s operating results, financial condition, cash position, and operating and capital needs. Dividends from Bluegreen are also dependent on restrictions contained in Bluegreen’s debt facilities. Except as otherwise noted, the debts and obligations of Bluegreen are not direct obligations of BBX Capital and generally are non-recourse to BBX Capital. Similarly, the assets of Bluegreen are not available to BBX Capital, absent a dividend or distribution. Furthermore, certain of Bluegreen’s credit facilities contain terms which could limit the payment of cash dividends without the lender’s consent or waiver, and Bluegreen may only pay dividends subject to such restrictions as well as the declaration of dividends by its board of directors. As a consequence, BBX Capital may not receive dividends from Bluegreen consistent with prior periods, in the time frames or amounts anticipated, or at all.

BBX Capital may also receive funds from its subsidiaries, including Bluegreen, in connection with its tax sharing agreement to the extent that the subsidiary utilizes BBX Capital’s tax benefits in BBX Capital’s consolidated tax return. During the years ended December 31, 2018, 2017, and 2016, BBX Capital received $23.1 million, $39.3 million and $26.2 million, respectively, of tax sharing payments from Bluegreen.

Anticipated and Potential Liquidity Requirements

BBX Capital expects to use its available funds for operations and general corporate purposes (including working capital, capital expenditures, and debt service requirements and the Company’s other commitments described above), to make additional investments in real estate opportunities, operating businesses, or other opportunities, to declare and pay cash dividends on the Company’s common stock, or to repurchase shares of its common stock pursuant to its share repurchase program.

In March 2019, BBX Capital announced its intention to take Bluegreen private through a short-form merger under Florida law pursuant to which BBX Capital will acquire all of the outstanding shares of Bluegreen’s common stock not currently owned by BBX Capital. If the proposed merger is completed, Bluegreen will become a wholly-owned subsidiary of BBX Capital, and each share of Bluegreen’s common stock outstanding at the effective time of the merger, other than shares beneficially owned by BBX Capital and shareholders who duly exercise and perfect appraisal rights in accordance with Florida law, will be converted into the right to receive $16.00 per share in cash. The total merger consideration is estimated to be approximately $115.0 million. The merger is expected to be completed 30 days after the Schedule 13E-3 filed with the SEC relating to the merger is first mailed to Bluegreen's shareholders, or as soon as practicable thereafter. However, the merger may be terminated at any time before it becomes effective, and there is no assurance that the merger will be consummated on the contemplated terms, or at all.

In November 2018, BBXRE acquired a fifty percent (50%) membership interest in the Altman Companies, a joint venture between the Company and JA engaged in the development, construction, and management of multifamily apartment communities. Although the Altman Companies generates revenues from the performance of development, general contractor, leasing, and property management services to the joint ventures that are formed to invest in development projects originated by the platform, the platform is expected to generate profits for BBXRE and JA primarily through the equity distributions that BBXRE and JA receive through their investment in the managing member of such joint ventures. Therefore, as the timing of such distributions to BBXRE and JA is generally contingent upon the sale or refinancing of a completed development project, it is anticipated that BBXRE and JA will be required to contribute capital to the Altman Companies for its ongoing operating costs and predevelopment expenditures, as well as to the managing member of newly formed joint ventures. At the current time, while BBXRE expects that it will monetize its investment in various existing joint ventures during 2019, including the Altis at Bonterra and Altis at Lakeline joint ventures, BBXRE anticipates that it will be required to contribute $3.0 million to $4.0 million to the platform during 2019 related to planned predevelopment expenditures and investments in new joint ventures. In addition, BBXRE has plans to contribute an additional $2.0 million to $3.0 million to ABBX Guaranty, LLC, a newly formed joint venture established to provide guarantees on the indebtedness and construction cost overruns of new real estate joint ventures formed by the Altman Companies.

During the year ended December 31, 2018, IT’SUGAR opened four retail stores and expects to open an additional four stores during 2019 and anticipates renovating certain existing stores. In connection with the anticipated store openings and renovation of various existing stores, IT’SUGAR expects to incur approximately $5.0 million to $6.0 million of capital expenditures, net of tenant allowance reimbursements, during the year ended December 31, 2019.

The Company previously disclosed its plans to open a total of up to 60 MOD Pizza restaurant locations throughout Florida over the next several years. Through December 31, 2018, seven locations had been opened, and the Company opened two additional stores during 2019. The Company expects to incur an aggregate of $1.0 million to $2.0 million of capital expenditures, net of tenant allowance reimbursements, to open locations during 2019. The Company is currently evaluating the rate at which it is opening new stores and may adjust the rate of growth in the future.

BBX Capital has previously indicated its intention to declare regular quarterly dividends on its Class A and Class B Common Stock and declared cash dividends of $0.04 per share on its common stock, or $4.0 million in the aggregate, during the year ended December 31, 2018. However, future declaration and payment of cash dividends with respect to the Company’s common stock, if any, will be determined in light of the then-current financial condition of the Company, its operating and capital needs, and other factors deemed relevant by the board of directors.

On June 13, 2017, BBX Capital’s board of directors approved a share repurchase program which authorizes the repurchase of a total of up to 5,000,000 shares of the Company’ Class A Common Stock and Class B Common Stock at an aggregate cost of no more than $35.0 million. This program replaces the Company’s prior repurchase program and authorizes management, at its discretion, to repurchase shares from time to time subject to market conditions and other factors. During the year ended December  31, 2018, the Company repurchased 1,200,000 shares of its Class A Common Stock at an aggregate purchase price of $7.6 million under the program.

From September 30, 2018 through October 8, 2018, a total of 789,729 shares of the Company’s Class A Common Stock and 505,148 shares of the Company’s Class B Common Stock previously owned by certain executive officers were surrendered to the Company to satisfy $9.4 million of withholding tax obligations associated with the vesting of their restricted stock awards. The Company has 3,186,546 unvested restricted stock awards outstanding as of December 31, 2018 and anticipates that, to the extent that such awards vest, it will fund the cash payments associated with the related withholding tax obligations in return for the surrender of a portion of such awards.

As of December 31, 2018, the Company had outstanding 10,000 shares of 5% Cumulative Preferred Stock with a stated value of $1,000 per share, of which 5,000 shares are required to be redeemed on December 31, 2019 and the remaining 5,000 shares are required to be redeemed on December 31, 2020.

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

Credit Facilities with Future Availability

As of December  31, 2018, BBX Capital and certain of its subsidiaries had the following credit facilities with future availability, subject to eligible collateral and the terms of the facilities, as applicable.

Iberia $50.0 million Revolving Line of Credit. In March 2018, BBX Capital, BBX Sweet Holdings, LLC, Food for Thought Restaurant Group-Florida, LLC, BCC and Woodbridge, entered into a Loan and Security Agreement and related agreements with IberiaBank (“Iberia”), as administrative agent and lender, and City National Bank of Florida, as lender, which provide for a $50.0 million revolving line of credit. Amounts borrowed under the facility accrue interest at a floating rate of 30-day LIBOR plus a margin of 3.0% to 3.75% or the Prime Rate plus a margin of 1.50% to 2.25%. The applicable margin is based on BBX Capital’s debt to EBITDA ratio. Payments of interest only are payable monthly. The facility matures, and all outstanding principal and interest will be payable, on March 6, 2020, with twelve-month renewal options at BBX Capital’s request, subject to satisfaction of certain conditions. The facility is secured by a pledge of a percentage of BBX Capital’s membership interests in Woodbridge having a value of not less than $100.0 million.

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

As of December 31, 2018, $30.0 million was outstanding on the line of credit. The outstanding balance was repaid in January 2019 with available cash.

Toronto-Dominion Commercial Bank. In May 2017, Renin entered into a credit facility with TD Bank. Under the terms and conditions of the credit facility, TD Bank agreed to provide term loans for up to $1.7 million and loans under a revolving credit facility for up to approximately $16.3 million subject to certain terms and conditions. As of December 31, 2018, outstanding amounts under the term loan and revolving credit facility were $1.1 million and $7.0 million, respectively, and were bearing interest at an effective rate of 5.94% and 5.40%, respectively.

Bank of America Revolving Line of Credit. In August 2018, IT’SUGAR entered into a revolving credit facility with Bank of America. Under the terms and conditions of the credit facility, Bank of America has agreed to provide a revolving line of credit to IT’SUGAR for up to $4.0 million based on available collateral as defined by the credit facility and subject to IT’SUGAR’s compliance with the terms and conditions of the credit facility, including certain specific financial covenants. The revolving credit facility is available through August 2021 and amounts outstanding bear interest at a LIBOR daily floating rate plus 1.50% or a monthly LIBOR rate subject to the terms and conditions of the credit facility. Payments of interest only will be payable monthly. As of December 31, 2018, there were no borrowings outstanding under the credit facility.

Banc of America Leasing & Capital Equipment Note. In September 2018, IT’SUGAR entered into a Master Loan and Security Agreement with Banc of America Leasing & Capital, LLC which sets forth the terms and conditions pursuant to which IT’SUGAR may borrow funds to purchase equipment under one or more equipment security notes. The Agreement contains customary representations and covenants, including the submission of quarterly and annual financial statements to the lender. Each equipment note constitutes a separate, distinct and independent financing of equipment and is secured by a security interest in the purchased equipment and is an unconditional contractual obligation of IT’SUGAR. As of December  31, 2018, there was one equipment note outstanding with a balance of $0.6 million.

As of December 31, 2018, BBX Capital and its subsidiaries (other than Bluegreen) had availability of approximately $31.4 million under the above revolving lines of credit, subject to eligible collateral and the terms of the facilities, as applicable. In addition, in January 2019, the Company increased the availability under these facilities by $30.0 million through the repayment of the outstanding balance on the Iberia line of credit, as described above.

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

While the vacation ownership business has historically been capital intensive, and Bluegreen may from time to time pursue transactions or activities which may require significant capital investment and adversely impact cash flows, Bluegreen generally has sought to focus on the generation of “free cash flow” (defined as cash flow from operating activities, less capital expenditures) by (i) incentivizing its sales associates and creating programs with third-party credit card companies to generate a higher percentage of sales in cash; (ii) maintaining sales volumes that focus on its more efficient marketing channels; (iii) limiting its capital and inventory expenditures; (iv) utilizing sales and marketing, mortgage servicing, resort management services, title and construction expertise to pursue fee-based-service business relationships that generally require minimal up-front capital investment and have the potential to produce incremental cash flows, and (v) more recently by selling VOIs obtained through secondary markets or JIT arrangements.  In 2018, Bluegreen invested more of its free-cash flow in additional sales offices and sales office expansions as well as information technology expenditures which Bluegreen expects to drive and support growth in future years.  In addition, during April 2018, Bluegreen acquired the Éilan Hotel & Spa in San Antonio, Texas for $34.3 million, and borrowed $24.3 million to help fund the acquisition.

VOI sales are generally dependent upon providing financing to buyers. The ability to sell and/or borrow against notes receivable from VOI buyers has been a critical factor in Bluegreen’s continued liquidity. A financed VOI buyer is generally only required to pay a minimum of 10% of the purchase price in cash at the time of sale; however, selling, marketing and administrative expenses attributable to the sale are primarily cash expenses that generally exceed a buyer’s minimum required down payment. Accordingly, having financing facilities available for the hypothecation, sale or transfer of VOI notes receivable has been a critical factor in Bluegreen’s ability to meet its short and long-term cash needs. Bluegreen has attempted to maintain a number of diverse financing facilities. Historically, Bluegreen has relied on its ability to sell receivables in the term securitization market in order to generate liquidity and create capacity in its receivable facilities. In addition, maintaining adequate VOI inventory to sell and pursue growth into new markets has historically required Bluegreen to incur debt for the acquisition, construction and development of new resorts. Development expenditures during 2019 are expected to be in a range of $60.0 million to $70.0 million, which primarily relate to development at the Bluegreen/Big Cedar Vacations resort, development at the Fountains resort in Orlando, Florida and refurbishments at certain other resorts.

In connection with Bluegreen’s capital-light business strategy activities, Bluegreen has entered into agreements with third party developers that allow Bluegreen to buy VOI inventory typically on a non-committed basis prior to when Bluegreen intends to sell such VOI, which is referred to as “JIT inventory.” Bluegreen’s capital-light business strategy also includes secondary market sales pursuant to which Bluegreen enters into secondary market arrangements with certain HOAs and others on a non-committed basis, which allows Bluegreen to acquire VOIs generally at a significant discount, as such VOIs are typically obtained by the HOAs through foreclosure in connection with maintenance fee defaults. Acquisition of JIT and secondary market inventory in 2019 is expected to range from $20.0 million to $30.0 million.

In addition, Bluegreen’s capital expenditures in connection with sales and marketing facilities, as well as its information technology capital expenditures, are expected to be in a range of $20.0 million to $25.0 million during 2019.

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

See Note 13 – Debt under Item 8 included in this report for additional information with respect to Bluegreen’s receivable-backed notes payable facilities, including the 2018 Term Securitization.

Credit Facilities for Bluegreen Receivables with Future Availability

Bluegreen maintains various credit facilities with financial institutions which allow Bluegreen to borrow against or sell its VOI notes receivable. As of December  31, 2018, Bluegreen had the following credit facilities with future availability, all of which are subject to revolving availability terms during the advance period and therefore provide for additional availability as the facility is paid down, subject to compliance with relevant covenants, eligible collateral and applicable terms and conditions during the advance period (dollars in thousands):

	Borrowing Limit as of December 31, 2018	Outstanding Balance as of December 31, 2018	Availability as of December 31, 2018	Advance Period Expiration; Borrowing Maturity as of December 31, 2018	Borrowing Rate; Rate as of December 31, 2018
Liberty Bank Facility	$50,000	$17,654	$32,346	March 2020; March 2023	Prime Rate; floor of 4.00%; 5.25%
NBA Receivables Facility	70,000	48,414	21,586	September 2020; March 2025	30 day LIBOR+2.75%; floor of 3.50%; 5.27%
Pacific Western Facility	40,000	10,606	29,394	September 2021; September 2024	30 day LIBOR+2.75% to 3.00%; 5.52%
KeyBank/DZ Purchase Facility	80,000	—	80,000	December 2019; December 2022	30 day LIBOR +2.75%; 5.25% (1)
Quorum Purchase Facility	50,000	40,074	9,926	June 2020; December 2032	(2)
	$290,000	$116,748	$173,252

(1)Borrowings accrue interest at a rate equal to either LIBOR, a “Cost of Funds” rate or commercial paper rates plus 2.75%. As described in further detail below, the interest rate will increase to the applicable rate plus 4.75% upon the expiration of the advance period.

(2)Of the amounts outstanding under the Quorum Purchase Facility at December 31, 2018, $4.5 million accrues interest at a rate per annum of 4.75%, $31.1 million accrues interest at a fixed rate of 4.95%, $2.5 million accrues interest at a fixed rate of 5.0%, and $2.0 million accrues interest at a fixed rate of 5.5%.

Other Credit Facilities and Outstanding Notes Payable

Fifth Third Syndicated Line-of-Credit and Fifth Third Syndicated Term Loan.  In December 2016, Bluegreen entered into a $100.0 million syndicated credit facility with Fifth Third Bank, as administrative agent and lead arranger, and certain other bank participants as lenders. The facility includes a $25.0 million term loan (the “Fifth Third Syndicated Term Loan”) with quarterly amortization requirements and a $75.0 million revolving line of credit (the “Fifth Third Syndicated Line-of-Credit”). Amounts borrowed under the facility generally bear interest at LIBOR plus 2.75% - 3.75% depending on our leverage ratio, are collateralized by certain of Bluegreen’s VOI inventory, sales center buildings, management fees and short-term receivables, and will mature in December 2021. As of December 31, 2018, outstanding borrowings under the facility totaled $77.5 million, including $22.5 million under the Fifth Third Syndicated Term Loan and $55.0 million under the Fifth Third Syndicated Line of Credit.

Bluegreen also has outstanding obligations under various credit facilities and securitizations that have no remaining future availability as the advance periods have expired.

See Note 13 – Debt under Item 8 included in this report for additional information with respect to Bluegreen’s credit facilities terms and covenants.

Critical Accounting Policies

Management views critical accounting policies as accounting policies that are important to the understanding of our financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated statements of financial condition and assumptions that affect the recognition of income and expenses on the consolidated statements of operations and comprehensive income for the periods presented. On an ongoing basis, management evaluates its estimates, including, but not limited to, those that relate to the determination of:

• The allowance for credit losses on VOI notes receivable;
• The estimated future sales value of VOI inventory;
•	The recognition of revenue;
• The recovery of the carrying value of real estate inventories;

•	The fair value of assets measured at, or compared to, fair value on a non-recurring basis, such as assets held for sale, intangible assets, other long-lived assets and goodwill;
• The valuation of assets and liabilities assumed in the acquisition of a business;
• The amount of deferred tax valuation allowance and accounting for uncertain tax positions; and
• The estimate of contingent liabilities related to litigation and other claims and assessments.

The accounting policies that we have identified as critical accounting policies are:

• The recognition of revenue;
• Allowance for credit losses on VOI notes receivable;
• The estimated future sales value of VOI inventory;
•	Evaluating long-lived assets and definite lived intangible assets for impairment; and
•	Evaluating goodwill and indefinite lived intangible assets for impairment.

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

Revenue Recognition

Variable Consideration

Bluegreen generally offers qualified purchasers financing for up to 90% of the purchase price of VOIs. The typical financing provides for a term of ten years and a fixed interest rate, is fully amortizing in equal installments, and may be prepaid without penalty. For sales of VOIs for which Bluegreen provides financing, Bluegreen reduces the transaction price for expected credit losses, which is considered to be variable consideration. To the extent Bluegreen determines that it is probable that a significant reversal of cumulative revenue recognized may occur, it records an estimate of variable consideration as a reduction to the transaction price of the sales of VOIs until the uncertainty associated with the variable consideration is resolved. Bluegreen’s estimate of variable consideration is based on the results of its static pool analysis, which relies on historical payment data for similar VOI notes receivable and tracks uncollectibles for each period’s sales over the entire life of the notes. Bluegreen also considers whether historical economic conditions are comparable to then current economic conditions, as well as variations in underwriting standards. Bluegreen reviews its estimate of variable consideration on at least a quarterly basis. See “Allowance for Credit Losses on VOI Notes Receivable” below for a further discussion on expected credit loss estimates.

Variable Consideration on Trade Sales and Sales of Real Estate Inventory

The Company’s trade sales are generally sold with a right of return, and the Company may provide other sales credits or incentives, such as volume discounts or rebates. Additionally, the Company is entitled to contingent consideration on certain single-family lot sales to builders. These programs are accounted for as variable consideration when determining the amount of revenue to recognize upon transfer of control. Estimates of contingent consideration, returns, and incentives are calculated using the expected value method and updated at the end of each reporting period when additional information becomes available. Variable consideration estimates are based on historical experience adjusted for current economic conditions and sales trends. These estimates rely on assumptions and judgments regarding issues where the outcome is unknown, and actual results or values may differ significantly from these estimates.  A significant change in the timing of revenue recognized could occur if actual variable consideration is significantly different than our estimates.

Identification of Distinct Performance Obligations

Bluegreen’s resort and club management revenue and related cost reimbursements are recognized as services are rendered. These services provided to the resort HOAs are comprised of day-to-day services to operate the resort, including management services and certain accounting and administrative functions. Management services provided to the Vacation Club include managing the reservation system and providing owner, billing and collection services. Bluegreen’s management contracts are typically structured as cost-plus with an initial term of three years and automatic one-year renewals. Bluegreen believes these services to be a series of distinct goods and services to be accounted for as a single performance obligation over time and recognizes revenue as the customer receives the benefits of its services.

Allowance for Credit Losses on VOI Notes Receivable

The allowance for credit losses is related to the notes receivable generated in connection with financing Bluegreen’s VOI sales. Bluegreen holds large amounts of homogeneous VOI notes receivable and assesses uncollectibility based on pools of receivables, as Bluegreen believes that there are no significant concentrations of credit risk with any individual counterparty or groups of counterparties. In estimating future credit losses, Bluegreen does not use a single primary indicator of credit quality but instead evaluates its VOI notes receivable based upon a static pool analysis that incorporates the age of the respective receivables, default trends and prepayment rates by origination year, as well as the FICO scores of the borrowers.

The Estimated Future Sales Value of VOI Inventory

Bluegreen carries its completed inventory at the lower of (i) cost, including costs of improvements and amenities incurred subsequent to acquisition, capitalized interest, real estate taxes and other costs incurred during construction, or (ii) estimated fair market value, less costs to sell. Bluegreen uses the relative sales value method for establishing the cost of its VOI sales and relieving inventory, which requires Bluegreen to make estimates subject to significant uncertainty. Under the relative sales value method required by timeshare accounting rules, cost of sales is calculated as a percentage of net sales using a cost-of-sales percentage based on the ratio of total estimated development costs to total estimated VOI revenue, including the estimated incremental revenue from the resale of VOI inventory repossessed, generally as a result of the default of the related receivable. Also, pursuant to timeshare accounting rules, Bluegreen does not relieve inventory for VOI cost of sales related to anticipated credit losses. Accordingly, no adjustment is made when inventory is reacquired upon default of the related receivable.

Evaluating Long-lived Assets and Definite-lived Intangible Assets for Impairment

The Company evaluates its long-lived assets and definite-lived intangible assets, including property and equipment, real estate held-for-investment, and Bluegreen’s undeveloped or under development resort properties, for potential impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. With respect to property and equipment associated with new retail locations, the Company assesses whether there are indicators of impairment upon the earlier of the stabilization of the applicable retail location or twelve to eighteen months following the opening of the location (depending on the maturity of the retail brand). The carrying amounts of assets are not considered recoverable when the carrying amounts exceed the undiscounted cash flows estimated to be generated by those assets. As the carrying amounts of these assets are dependent upon estimates of future earnings that they are expected to generate, these assets may be impaired if cash flows decrease significantly or do not meet expectations, in which case they would be written down to their fair value. The estimates of useful lives and expected cash flows require us to make significant judgments regarding future periods that are subject to a number of factors, many of which may be beyond our control. As of December 31, 2018, the Company had capitalized in excess of $10.0 million of property and equipment associated with new IT’SUGAR and MOD Pizza retail locations which had not stabilized or had not been open for twelve to eighteen months. To the extent that these retail locations do not meet expectations or actual performance within twelve to eighteen months following the opening of such locations indicates that the carrying amounts of the property and equipment associated with such locations may not be recoverable, we may recognize impairment charges associated with these locations in future periods.

Evaluating Goodwill and Indefinite Lived Intangible Assets for Impairment

The process of evaluating goodwill for impairment involves the determination of the fair value of the Company’s reporting units. Inherent in such fair value determinations are certain judgments and estimates relating to future cash flows, including the Company’s interpretation of current economic indicators and market valuations, and assumptions about the Company’s strategic plans with regard to its operations. Due to the uncertainties associated with such evaluations, actual results could differ materially from such estimates. The Company tested its goodwill for impairment on December 31, 2018 (its annual testing date), and the goodwill associated with one of the Company’s operating businesses in the confectionery industry that was acquired in 2014 was determined to be impaired, which resulted in the recognition of a $4.0 million impairment loss. The Company determined that the $35.2 million of goodwill assigned to the IT’SUGAR reporting unit at December 31, 2018 was not impaired. However, if the IT’SUGAR reporting unit does not meet expectations or if there is a downturn in the confectionery industry, we may recognize goodwill impairment charges in future periods. The Company’s goodwill as of December 31, 2018 was $37.2 million.

The Company’s indefinite lived intangible assets as of December 31, 2018 consisted of $62.0 million of management contracts, which were originated in connection with the November 16, 2009 acquisition of a controlling interest in Bluegreen.  Such management contracts are not amortized but instead are reviewed for impairment at least annually, or if events or changes in circumstances indicate that it is more likely than not that the related carrying amounts may be impaired. Management contracts are impaired when the fair value of the contract is lower than the carrying value.  The fair value of management contracts is based on an evaluation of estimated cash flows that can be generated from the contract which are uncertain and subject to change.  Due to the uncertainties associated with such evaluations, actual results could differ materially from such estimates and the Company could recognize impairments on management contracts if future cash flows do not meet expectations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Market risk is defined as the risk of loss arising from adverse changes in market valuations resulting from interest rate risk, foreign currency exchange rate risk, commodity price risk and equity price risk. The Company’s primary market risk is equity price risk and interest rate risk.

The Company’s real estate assets market risk consists primarily of equity pricing risk and secondarily interest rate risk. The Company’s real estate assets are investments in unconsolidated real estate companies, real estate held-for-investment or held-for-sale and real estate inventory. The Company’s financial condition and earnings are affected by changes in real estate values in the markets where the real estate or real estate collateral is located and changes in interest rates which affects the affordability of real estate.  As a result, there is exposure to equity pricing and interest rate risk in the real estate market.

The Company’s results of operations are subject to foreign currency exchange risk of the U.S. dollar compared to the Canadian dollar though its ownership of Renin.  Renin’s assets, liabilities, revenue and expenses that are denominated in foreign currencies will be affected by changes in the exchange rates between the U.S. dollar and the Canadian dollar.  As of December 31, 2018, the Company has not entered into any foreign exchange forward contracts as hedges against foreign currency exchange risk.

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

As of December 31, 2018, Bluegreen had fixed interest rate debt of approximately $409.5 million and floating interest rate debt of approximately $291.6 million, excluding purchase accounting adjustments for junior subordinated debentures of $37.5 million. In addition, Bluegreen’s notes receivables as of December 31, 2018 were comprised of approximately $549.4 million of notes bearing interest at fixed rates and approximately $1.3 million of notes bearing interest at floating rates. The floating interest rates are subject to floors and are generally based either upon the prevailing prime or LIBOR rates.  For floating rate financial instruments, interest rate changes generally do not affect the market value of the debt, but do impact earnings and cash flows relating to the debt, assuming other factors are held constant.  Conversely, for fixed rate financial instruments, interest rate changes affect the market value of the debt but do not impact earnings or cash flows relating to the debt, assuming other factors are held constant.

The Company is subject to interest rate risk on Woodbridge’s junior subordinated debentures. The interest rates for Woodbridge’s $66.3 million of junior subordinated debentures are variable rates based upon the prevailing 3-month LIBOR rates. For variable rate financial instruments, interest rate changes do not generally affect the market value of the debt, but they do impact future earnings and cash flows, assuming other factors are held constant. If interest rates were to increase one percentage point, the effect on interest expense related to Woodbridge’s variable-rate debt would be an annual increase of approximately $663,000, based on December 31, 2018 balances.

To the extent inflationary trends, tightened credit markets or other factors affect interest rates, Bluegreen’s debt service costs may increase.  If interest rates increased one percentage point, the effect on interest expense related to Bluegreen’s floating-rate debt would be an annual increase of approximately $2.9 million based on December 31, 2018 balances and interest rates.  Due to the interest rate floors on Bluegreen’s floating rate debt, if interest rates decreased one percentage point, the effect on interest expense related to its floating rate debt would be an annual decrease of approximately $2.7 million based on December 31, 2018 balances and interest rates. In addition, a one percentage point increase or decrease in interest rates would affect the total fair value of Bluegreen’s fixed rate debt by an immaterial amount. This analysis does not consider the effects of changes in the level of overall economic activity that could result due to interest rate changes. Further, in the event of a significant change in interest rates, Bluegreen may pursue actions in order to mitigate any exposure to the change.  However, due to the uncertainty of the specific actions that may be taken and their possible effects, the foregoing sensitivity analysis assumes no changes in Bluegreen’s financial structure.

Impact of Inflation

The financial statements and related financial data and notes presented herein have been prepared in accordance with GAAP, which requires the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.

The Company is subject to significant interest rate risk on Bluegreen’s notes receivables as well as its outstanding debt. As a result, interest rates have a more significant impact on our performance than the effects of general price levels. Although interest rates generally move in the same direction as inflation, the magnitude of such changes varies.

The Company believes that inflation and changing prices have had and may in the future have a material impact on its revenues and results of operations. Bluegreen has increased the sales prices of its VOIs periodically, including in September 2016, June 2017 and December 2018, and has from time to time experienced increases in construction and development costs.  Bluegreen may not be able to increase or maintain the current level of its sales prices, and increased construction and development costs may have a material adverse impact on its gross margin.  In addition, to the extent that inflation in general or increased prices for VOIs adversely impacts consumer demand, Bluegreen’s results of operations could be adversely impacted.  Furthermore, while increases in real estate construction and development costs may result in increases in real estate sales prices, sales prices may not increase commensurate with the increase in costs or they may decrease, and increased construction costs may have a material adverse impact on gross margin. In addition, inflation is often accompanied by higher interest rates which could have a negative impact on consumer demand and the costs of financing activities. Rising interest rates as well as increased materials and labor costs may reduce margins.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BBX CAPITAL CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

BBX Capital Corporation

Opinion on the financial statements

We have audited the accompanying consolidated statements of financial condition of BBX Capital Corporation (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedules included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 12, 2019 expressed an unqualified opinion.

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

Fort Lauderdale, Florida

March 12, 2019

BBX Capital Corporation
Consolidated Statements of Financial Condition
(In thousands, except share data)

	December 31,
	2018	2017 *As Adjusted
ASSETS
Cash and cash equivalents	$366,305	362,526
Restricted cash ($28,400 in 2018 and $19,488 in 2017 in variable
interest entities ("VIEs"))	54,792	46,721
Notes receivable, net ($341,975 in 2018 and $279,188 in 2017 in VIEs)	439,167	426,858
Trade inventory	20,110	23,902
Vacation ownership interest ("VOI") inventory	334,149	281,291
Real estate ($20,202 in 2018 and $27,828 in 2017 held for sale)	54,956	68,536
Investments in unconsolidated real estate joint ventures	64,738	51,234
Property and equipment, net	139,628	111,929
Goodwill	37,248	39,482
Intangible assets, net	69,710	70,449
Other assets	124,217	122,753
Total assets	$1,705,020	1,605,681

LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$29,537	31,370
Deferred income	16,522	16,893
Escrow deposits	22,255	21,079
Other liabilities	104,441	103,464
Receivable-backed notes payable - recourse	76,674	84,697
Receivable-backed notes payable - non-recourse (in VIEs)	382,257	336,421
Notes payable and other borrowings	200,887	144,114
Junior subordinated debentures	136,425	135,414
Deferred income taxes	86,363	47,968
Redeemable 5% cumulative preferred stock of $.01 par value; authorized 15,000 shares;
issued and outstanding 10,000 shares in 2018 and 15,000 shares in 2017 with a stated value of $1,000 per share	9,472	13,974
Total liabilities	1,064,833	935,394
Commitments and contingencies (See Note 15)
Redeemable noncontrolling interest	2,579	2,765
Equity:
Preferred stock of $.01 par value; authorized 10,000,000 shares	-	-
Class A Common Stock of $.01 par value; authorized 150,000,000 shares;
issued and outstanding 78,379,530 in 2018 and 85,689,163 in 2017	784	857
Class B Common Stock of $.01 par value; authorized 20,000,000 shares;
issued and outstanding 14,840,634 in 2018 and 13,963,200 in 2017	148	140
Additional paid-in capital	161,684	228,331
Accumulated earnings	385,789	354,432
Accumulated other comprehensive income	1,215	1,708
Total shareholders' equity	549,620	585,468
Noncontrolling interests	87,988	82,054
Total equity	637,608	667,522
Total liabilities and equity	$1,705,020	1,605,681

* See Note 2 for a summary of adjustments.
See Notes to Consolidated Financial Statements

BBX Capital Corporation
Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share data)

	For the Years Ended December 31,
	2018	2017 *As Adjusted	2016 *As Adjusted
Revenues:
Sales of VOIs	$254,225	242,017	273,873
Fee-based sales commissions	216,422	229,389	201,829
Other fee-based services	118,024	111,819	103,448
Cost reimbursements	62,534	52,639	49,557
Trade sales	179,486	142,085	95,839
Sales of real estate inventory	21,771	-	-
Interest income	85,501	83,708	85,747
Net gains on sales of real estate assets	4,563	1,451	3,213
Other revenue	5,067	6,462	8,647
Total revenues	947,593	869,570	822,153
Costs and Expenses:
Cost of VOIs sold	23,813	17,679	28,829
Cost of other fee-based services	72,968	64,560	61,149
Cost reimbursements	62,534	52,639	49,557
Cost of trade sales	125,648	105,918	80,363
Cost of real estate inventory sold	14,116	-	-
Interest expense	41,938	35,205	36,037
Recoveries from loan losses, net	(8,603)	(7,495)	(20,508)
Impairment losses	4,668	7,431	4,656
Net gains on cancellation of junior
subordinated debentures	-	(6,929)	-
Reimbursements of litigation costs and penalty	(600)	(13,169)	-
Selling, general and administrative expenses	537,941	533,478	515,481
Total costs and expenses	874,423	789,317	755,564
Equity in net earnings of unconsolidated
real estate joint ventures	14,194	12,541	12,178
Foreign exchange gain (loss)	68	(193)	219
Income before income taxes	87,432	92,601	78,986
(Provision) benefit for income taxes	(31,639)	9,702	(36,390)
Net income	55,793	102,303	42,596
Less: Net income attributable to noncontrolling interests	20,691	18,378	13,166
Net income attributable to shareholders	$35,102	83,925	29,430

Basic earnings per share	$0.37	0.85	0.34
Diluted earnings per share	$0.36	0.81	0.34
Basic weighted average number of common shares outstanding	95,298	98,745	86,902
Diluted weighted average number of common and
common equivalent shares outstanding	97,860	103,916	87,492
Cash dividends declared per Class A common share	$0.040	0.030	0.015
Cash dividends declared per Class B common share	$0.040	0.030	0.015

Net income	$55,793	102,303	42,596
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on securities available for sale	(47)	135	(33)
Foreign currency translation adjustments	(194)	406	584
Other comprehensive (loss) income, net	(241)	541	551
Comprehensive income, net of tax	55,552	102,844	43,147
Less: Comprehensive income attributable
to noncontrolling interests	20,691	18,378	13,166
Comprehensive income attributable to shareholders	$34,861	84,466	29,981

* See Note 2 for a summary of adjustments.
See Notes to Consolidated Financial Statements

BBX Capital Corporation
Consolidated Statement of Changes in Equity
For Each of the Years in the Three Year Period Ended December 31, 2018
(In thousands)

	Shares of
	Common Stock		Common Stock				Accumulated
	Outstanding		Amount		Additional		Other	Total	Non-
	Class		Class		Paid-in	Accumulated	Comprehensive	Shareholders'	controlling	Total
	A	B	A	B	Capital	Earnings	Income	Equity	Interests	Equity
Balance, December 31, 2015	73,212	11,346	$732	113	143,231	232,134	616	376,826	106,080	482,906
Cumulative effect from the adoption of ASU 2014-09 and ASU 2017-05*	-	-	-	-	-	10,487	-	10,487	888	11,375
Net income	-	-	-	-	-	29,430	-	29,430	13,166	42,596
Other comprehensive income	-	-	-	-	-	-	360	360	-	360
Subsidiaries' capital transactions	-	-	-	-	1,608	-	-	1,608	413	2,021
Increase in investment in BCC from share exchange agreements	-	1,531	-	15	1,101	-	-	1,116	(1,116)	-
Issuance of Class A Common Stock and consideration paid to acquire BCC noncontrolling interests	12,038	-	121	-	48,366	-	191	48,678	(65,572)	(16,894)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(12,250)	(12,250)
Class A Common Stock cash dividends declared	-	-	-	-	-	(1,174)	-	(1,174)	-	(1,174)
Class B Common Stock cash dividends declared	-	-	-	-	-	(212)	-	(212)	-	(212)
Repurchase and retirement of Common Stock	(1,880)	(247)	(19)	(2)	(7,299)	-	-	(7,320)	-	(7,320)
Conversion of Common Stock from Class B to Class A	38	(38)	-	-	-	-	-	-	-	-
Issuance of Common Stock from vesting of restricted stock awards	1,389	593	14	6	(20)	-	-	-	-	-
Issuance of Common Stock from exercise of options	48	-	-	-	10	-	-	10	-	10
Share-based compensation	-	-	-	-	6,350	-	-	6,350	-	6,350
Balance, December 31, 2016	84,845	13,185	848	132	193,347	270,665	1,167	466,159	41,609	507,768
Cumulative effect from excess tax benefits on share based compensation associated with the adoption of ASU 2016-09	-	-	-	-	-	3,054	-	3,054	-	3,054
Net income excluding $175 of earnings attributable to redeemable noncontrolling interest	-	-	-	-	-	83,925	-	83,925	18,203	102,128
Other comprehensive income	-	-	-	-	-	-	541	541	-	541
Bluegreen initial public offering, net of income taxes	-	-	-	-	50,303	-	-	50,303	33,632	83,935
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(11,390)	(11,390)
Class A Common Stock cash dividends declared	-	-	-	-	-	(2,711)	-	(2,711)	-	(2,711)
Class B Common Stock cash dividends declared	-	-	-	-	-	(501)	-	(501)	-	(501)
Repurchase and retirement of Common Stock	(3,716)	(176)	(37)	(2)	(27,585)	-	-	(27,624)	-	(27,624)
Conversion of Common Stock from Class B to Class A	95	(95)	-	-	-	-	-	-	-	-
Issuance of Common Stock from vesting of restricted stock awards	4,315	1,049	43	10	(53)	-	-	-	-	-
Issuance of Common Stock from exercise of options	150	-	3	-	60	-	-	63	-	63
Share-based compensation	-	-	-	-	12,259	-	-	12,259	-	12,259
Balance, December 31, 2017	85,689	13,963	$857	140	228,331	354,432	1,708	585,468	82,054	667,522
										Continued

BBX Capital Corporation
Consolidated Statement of Changes in Equity
For Each of the Years in the Three Year Period Ended December 31, 2018
(In thousands)

	Shares of
	Common Stock		Common Stock				Accumulated
	Outstanding		Amount		Additional		Other	Total	Non-
	Class		Class		Paid-in	Accumulated	Comprehensive	Shareholders'	controlling	Total
	A	B	A	B	Capital	Earnings	Income	Equity	Interests	Equity
Balance, December 31, 2017	85,689	13,963	$857	140	228,331	354,432	1,708	585,468	82,054	667,522
Cumulative effect from the adoption of ASU 2016-01	-	-	-	-	-	252	(252)	-	-	-
Net income excluding $370 of loss attributable to redeemable noncontrolling interest	-	-	-	-	-	35,102	-	35,102	21,061	56,163
Other comprehensive loss	-	-	-	-	-	-	(241)	(241)	-	(241)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(14,284)	(14,284)
Bluegreen repurchase and retirement of its common stock	-	-	-	-	(2,124)	-	-	(2,124)	(1,876)	(4,000)
Increase in noncontrolling interest from loan foreclosure	-	-	-	-	-	-	-	-	704	704
Purchase of noncontrolling interest	-	-	-	-	(587)	-	-	(587)	329	(258)
Class A Common Stock cash dividends declared	-	-	-	-	-	(3,281)	-	(3,281)	-	(3,281)
Class B Common Stock cash dividends declared	-	-	-	-	-	(716)	-	(716)	-	(716)
Repurchase and retirement of Common Stock from tender offer	(6,486)	-	(65)	-	(60,076)	-	-	(60,141)	-	(60,141)
Repurchase and retirement of Common Stock	(1,990)	(505)	(20)	(5)	(16,981)	-	-	(17,006)	-	(17,006)
Conversion of Common Stock from Class B to Class A	38	(38)	1	(1)	-	-	-	-	-	-
Issuance of Common Stock from vesting of restricted stock awards	1,101	1,421	11	14	(25)	-	-	-	-	-
Issuance of Common Stock from exercise of options	27	-	-	-	245	-	-	245	-	245
Share-based compensation	-	-	-	-	12,901	-	-	12,901	-	12,901
Balance, December 31, 2018	78,379	14,841	$784	148	161,684	385,789	1,215	549,620	87,988	637,608
*See Note 2 for a summary of adjustments.
See Notes to Consolidated Financial Statements

BBX Capital Corporation
Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2018	2017 *As Adjusted	2016 *As Adjusted
Operating activities:
Net income	$55,793	102,303	42,596
Adjustments to reconcile net income to net cash
provided by operating activities:
Recoveries from loan losses, net	(8,603)	(7,495)	(20,508)
Provision for notes receivable allowances	51,236	46,412	45,544
Depreciation, amortization and accretion, net	25,739	20,731	17,670
Share-based compensation expense	12,901	12,259	6,350
Share-based compensation expense of subsidiaries	-	-	6,099
Net gains on sales of real estate assets	(4,563)	(1,451)	(3,213)
Equity in earnings of unconsolidated real estate joint ventures	(14,194)	(12,541)	(12,178)
Return on investment in unconsolidated real estate joint ventures	17,679	12,852	13,267
Increase (decrease) in deferred income tax	27,444	(12,680)	35,715
Impairment losses	4,668	7,431	4,656
Net gains on cancellation of junior subordinated debentures	-	(6,929)	-
Interest accretion on redeemable 5% cumulative preferred stock	1,061	1,207	1,169
Increase in notes receivable	(63,545)	(47,470)	(59,219)
Increase in VOI inventory	(32,022)	(42,757)	(18,323)
Decrease (increase) in trade inventory	3,882	(2,261)	(1,834)
Decrease (increase) in real estate inventory	12,001	(273)	-
(Increase) decrease in other assets	(1,607)	(7,410)	6,090
(Decrease) increase in other liabilities	(1,231)	3,671	17,282
Net cash provided by operating activities	86,639	65,599	81,163
Investing activities:
Return of investment in unconsolidated real estate joint ventures	12,080	6,440	3,321
Investments in unconsolidated real estate joint ventures	(29,070)	(5,310)	(3,370)
Repayment of loans receivable	19,394	11,168	46,454
Proceeds from sales of real estate held-for-sale	17,431	15,081	23,606
Additions to real estate held-for-sale and held-for-investment	(1,221)	(1,642)	(8,176)
Purchases of property and equipment	(45,550)	(22,045)	(12,939)
Proceeds from the sale of property and equipment	569	341	2,321
Cash paid for acquisition, net of cash received	-	(58,418)	-
Decrease in cash from other investing activities	(4,696)	(380)	(2,019)
Net cash (used in) provided by investing activities	(31,063)	(54,765)	49,198
			Continued

BBX Capital Corporation
Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2018	2017 *As Adjusted	2016 *As Adjusted
Financing activities:
Repayments of notes payable and other borrowings	(279,737)	(233,132)	(281,177)
Proceeds from notes payable and other borrowings	336,951	246,771	285,682
Redemption of junior subordinated debentures	-	(11,438)	-
Payments for debt issuance costs	(1,121)	(3,390)	(4,608)
Payments of interest on redeemable 5% cumulative preferred stock	(563)	(750)	(750)
Repurchase and retirement of Common Stock	(77,147)	(27,624)	(7,320)
Repurchase and retirement of subsidiaries’ common stock	(4,000)	-	(4,151)
Purchase of BCC noncontrolling interest	-	-	(16,894)
Purchase of noncontrolling interest	(258)	-	-
Proceeds from the exercise of stock options	245	63	10
Dividends paid on Common Stock	(3,812)	(2,937)	(856)
Bluegreen initial public offering, net of offering costs	-	95,923	-
Distributions to noncontrolling interests	(14,284)	(11,390)	(12,250)
Net cash (used in) provided by financing activities	(43,726)	52,096	(42,314)
Increase in cash, cash equivalents and restricted cash	11,850	62,930	88,047
Cash, cash equivalents and restricted cash at beginning of period	409,247	346,317	258,270
Cash, cash equivalents and restricted cash at end of period	$421,097	409,247	346,317

Supplemental cash flow information:
Interest paid on borrowings	$37,424	29,980	32,139
Income taxes paid	3,801	4,015	2,203
Income taxes refunded	-	-	(2,695)
Supplementary disclosure of non-cash investing and financing activities:
Construction funds receivable transferred to real estate	14,548	11,276	-
Loans receivable transferred to real estate	1,673	1,365	4,807
Loans held-for-sale transferred to loans receivable	-	-	16,078
Acquisition of VOI inventory, property and equipment for notes payable	24,258	-	-
Reduction in redeemable 5% cumulative preferred stock	4,862	-	-
Reduction in note receivable from holder of
redeemable 5% cumulative preferred stock	(5,000)	-	-
Real estate transferred to property and equipment	-	-	6,557
Property and equipment transferred to real estate	-	6,181	-
Decrease in deferred tax liabilities due to cumulative effect of excess
tax benefits	-	3,054	-
Increase in other assets upon issuance of Community
Development District Bonds	15,996	-	20,743
Assumption of Community Development District Bonds by developer	5,572	-	-
Issuance of common stock to acquire BCC noncontrolling interest	-	-	48,487
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	366,305	362,526	299,861
Restricted cash	54,792	46,721	46,456
Total cash, cash equivalents, and restricted cash	$421,097	409,247	346,317

*See Note 2 for a summary of adjustments.
See Notes to Consolidated Financial Statements

BBX Capital Corporation

Notes to Consolidated Financial Statements

1.    Organization

BBX Capital Corporation and its subsidiaries (the “Company” or, unless otherwise indicated or the context otherwise requires, “we,” “us,” or “our”) is a Florida-based diversified holding company. BBX Capital Corporation as a standalone entity without its subsidiaries is referred to as “BBX Capital.”

In December 2016, BBX Capital completed the acquisition of all the outstanding shares of the former BBX Capital Corporation (“BCC”) not previously owned by it. Prior to the acquisition, BBX Capital had an 82% equity interest in BCC and a direct 54% equity interest in Woodbridge Holdings, LLC (“Woodbridge”), and BCC held the remaining 46% interest in Woodbridge. As a result of the acquisition, BCC and Woodbridge are wholly-owned subsidiaries of BBX Capital, and on January 30, 2017, the Company changed its name from BFC Financial Corporation to BBX Capital Corporation. See Note 4 for additional information regarding the acquisition of BCC.

Principal Investments

The Company’s principal investments include Bluegreen Vacations Corporation (“Bluegreen” or “Bluegreen Vacations”), BBX Capital Real Estate LLC (“BBX Capital Real Estate”), Renin Holdings, LLC (“Renin”), and IT’SUGAR, LLC (“IT’SUGAR”).

Bluegreen is a leading vacation ownership company that markets and sells VOIs and manages resorts in popular leisure and urban destinations. Bluegreen’s resort network includes 45 Club Resorts (resorts in which owners in the Bluegreen Vacation Club (“Vacation Club”) have the right to use most of the units in connection with their VOI ownership) and 24 Club Associate Resorts (resorts in which owners in Bluegreen’s Vacation Club have the right to use a limited number of units in connection with their VOI ownership). Bluegreen markets, sells and manages VOIs in resorts, which are generally located in popular, high-volume, “drive-to” vacation destinations, including Orlando, Las Vegas, Myrtle Beach, Charleston and New Orleans, among others. Through its points-based system, the approximately 216,000 owners in Bluegreen’s Vacation Club have the flexibility to stay at units available at its resorts and have access to over 11,000 other hotels and resorts through partnerships and exchange networks. The resorts in which Bluegreen markets, sells or manages VOIs were either developed or acquired by Bluegreen, or were developed and are owned by third parties. Bluegreen earns fees for providing sales and marketing services to third party developers. Bluegreen also earns fees by providing management services to the Vacation Club and homeowners’ associations (“HOAs”), mortgage servicing, VOI title services, reservation services, and construction design and development services. In addition, Bluegreen provides financing to FICO score-qualified purchasers of VOIs, which generates significant interest income.

Prior to the fourth quarter of 2017, Woodbridge owned 100% of Bluegreen’s common stock. During the fourth quarter of 2017, Bluegreen completed an initial public offering (“IPO”) of its common stock in which Bluegreen sold to the public 3,736,723 shares of its common stock and Woodbridge, as a selling shareholder, sold to the public 3,736,722 shares of Bluegreen’s common stock. In addition, during the fourth quarter of 2018, Bluegreen repurchased and retired 288,532 shares of its common stock for $4.0 million. As a result of Bluegreen’s IPO and subsequent share repurchases, BBX Capital owns approximately 90.3% of Bluegreen’s common stock through Woodbridge.

BBX Capital Real Estate is engaged in the acquisition, development, construction, ownership, financing, and management of real estate and investments in real estate joint ventures. Included in the Company’s real estate investments is a 50% interest in The Altman Companies LLC, a developer and manager of multifamily apartment communities.

Renin is engaged in the design, manufacture, and distribution of sliding doors, door systems and hardware, and home décor products and operates through its headquarters in Canada and two manufacturing and distribution facilities in the United States and Canada.

IT’SUGAR is a specialty candy retailer which operates approximately 100 retail locations in over 25 states and Washington D.C., and its products include bulk candy, giant candy packaging, and novelty items that are sold at its retail locations, which include a mix of high-traffic resort and entertainment, lifestyle, mall/outlet, and urban locations. IT’SUGAR was acquired by the Company in June 2017.

In addition to its principal investments, the Company has other investments in various operating businesses, including restaurant locations throughout Florida and companies in the confectionery industry.

2.    Basis of Presentation and Significant Accounting Policies

Consolidation Policy - The consolidated financial statements include the accounts of BBX Capital’s wholly-owned subsidiaries, other entities in which BBX Capital or its subsidiaries hold controlling financial interests, and any VIEs in which BBX Capital or one of its consolidated subsidiaries is deemed the primary beneficiary of the VIE. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, management evaluates its estimates, including those that relate to the estimated future sales value of inventory; the recognition of revenue; the allowance for credit losses; the recovery of the carrying value of VOI inventories and real estate; the measurement of assets and liabilities at fair value, including amounts recognized in business combinations and items measured at fair value on a non-recurring basis, such as intangible assets, goodwill, and real estate; the amount of the deferred tax valuation allowance and accounting for uncertain tax positions; and the estimate of contingent liabilities related to litigation and other claims and assessments. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions and conditions.

Reclassifications - Certain amounts for prior years have been reclassified to conform to the revised financial statement presentation for 2018. The Company’s adoption of the new revenue recognition accounting standard on a full retrospective basis required the Company to restate certain previously reported results.  For further details regarding the impact of the adoption of the standard, see the “Recently Adopted Accounting Pronouncements” section below. In addition, the Company reclassified its loans receivable to other assets in its consolidated statement of financial condition. Loans receivable had an outstanding balance of $6.2 million and $19.5 million as of December 31, 2018 and 2017, respectively.

Cash, Cash Equivalents, and Restricted Cash - Cash equivalents consist of demand deposits at financial institutions, money market funds, and other short-term investments with original maturities at the time of purchase of 90 days or less. Cash in excess of the Company’ immediate operating requirements are generally invested in short-term time deposits and money market instruments that typically have original maturities at the date of purchase of three months or less.  Restricted cash consists primarily of customer deposits held in escrow accounts and cash collected on pledged/secured notes receivable not yet remitted to lenders. Cash and cash equivalents are maintained at various financial institutions located throughout the United States, as well as in Canada and Aruba, in amounts exceeding the $250,000 federally insured limit. Accordingly, the Company is subject to credit risk.

Revenue Recognition

Sales of VOIs – Revenue is recognized for sales of VOIs after control of the VOI is deemed transferred to the customer, which is when the legal rescission period has expired on a binding executed VOI sales agreement and the collectability of the note receivable from the buyer, if any, is reasonably assured. Transfer of control of the VOI to the buyer is deemed to occur when the legal rescission period expires as the risk and rewards associated with VOI ownership are transferred to the buyer at that time. The Company records Bluegreen’s customer deposits from contracts within the legal rescission period in restricted cash and escrow deposits in the Company’s consolidated statements of financial condition, as such amounts are refundable until the legal rescission period has expired. In cases where construction and development of Bluegreen’s developed resorts has not been substantially completed, Bluegreen defers all of the revenues and associated expenses for the sales of VOIs until construction is substantially complete and the resort may be occupied.

Bluegreen generally offers qualified purchasers financing for up to 90% of the purchase price of VOIs. The typical financing provides for a term of ten years and a fixed interest rate, is fully amortizing in equal installments, and may be prepaid without penalty. For sales of VOIs for which Bluegreen provides financing, Bluegreen reduces the transaction price for expected credit losses, which it considers to be variable consideration. To the extent Bluegreen determines that it is probable that a significant reversal of cumulative revenue recognized may occur, it records an estimate of variable consideration as a reduction to the transaction price of the sales of VOIs until the uncertainty associated with the variable consideration is resolved. Bluegreen’s estimates of variable consideration are based on the results of its static pool analysis, which relies on historical payment data for similar VOI notes receivable and tracks uncollectibles for each period’s sales over the entire life of the notes. Bluegreen also considers whether historical economic conditions are comparable to then current economic conditions, as well as variations in underwriting standards. Bluegreen reviews its estimate of variable consideration on at least a quarterly basis. VOI sales where no financing is provided do not have any significant payment terms.

Rental operations, including accommodations provided through the use of Bluegreen’s sampler program, are accounted for as incidental operations whereby incremental carrying costs in excess of incremental revenues are expensed as incurred. During each of the years presented, Bluegreen’s aggregate rental revenue and sampler revenue was less than the aggregate carrying cost of its VOI inventory. Accordingly, Bluegreen recorded such revenue as a reduction to the carrying cost of VOI inventory, which is included in cost of other fee-based services in the Company’s consolidated statements of operations and comprehensive income for each year.

Fee-based sales commissions -  Fee-based sales commission revenue is recognized when a sales transaction with a VOI purchaser is consummated in accordance with the terms of the fee-based sales agreement with the third-party developer, it is probable that a significant reversal of such revenue will not occur, and the related consumer rescission period has expired.

Other fee-based services and cost reimbursements - Revenue associated with Bluegreen’s other fee-based services is recognized as follows:

•

Resort and club management revenue and related cost reimbursements are recognized as services are rendered. These services provided to the resort HOAs are comprised of day-to-day services to operate the resort, including management services and certain accounting and administrative functions. Management services provided to the Vacation Club include managing the reservation system and providing owner, billing, and collection services. Bluegreen’s management contracts are typically structured as cost-plus, with an initial term of three years and automatic one-year renewals. Bluegreen believes these services to be a series of distinct goods and services to be accounted for as a single performance obligation over time and recognizes revenue as the customer receives the benefits of its services. Bluegreen allocates variable consideration to the distinct good or service within the series, such that revenue from management fees and cost reimbursements is recognized in each period as the uncertainty with respect to such variable consideration is resolved.

•	Resort title fee revenue is recognized when escrow amounts are released and title documents are completed.
•

Rental revenues are recognized on a daily basis, which is consistent with the period for which the customer benefits from such service. Revenue from the sampler program is typically recognized within a year from sale as guests complete stays at the resorts.

•	Mortgage servicing revenue is recognized as services are rendered.

Fees received in advance are generally included in deferred income in the Company’s consolidated statement of financial condition until the related service is rendered and revenue is recognized as stated above.

Trade sales  – Revenue is recognized on trade sales as follows:

•

Revenue is recognized on wholesale trade sales when control of the products is transferred to customers, which generally occurs when the products are shipped or the customers accept delivery. Wholesale trade sales typically have payment terms between 10 and 90 days. Certain customer trade sale contracts have provisions for right of return, volume rebates, and price concessions. These types of discounts are accounted for as variable consideration, and the Company uses the expected value method to calculate the estimated reduction in the trade sales revenue. The inputs used in the expected value method include historical experience with the customer, sales forecasts, and outstanding purchase orders.

•	Revenue is recognized on retail trade sales at the point of sale, which occurs when products are sold at the Company’s retail locations.
•	Sales and other taxes imposed by governmental authorities that are collected by the Company from customers are excluded from revenue or the transaction price.

Sales of real estate inventory - Revenue is generally recognized on sales of real estate inventory to customers when the sales are closed and title passes to the buyer. The Company generally receives payment from the sale of real estate inventory at the date of closing. In addition, certain real estate sales contracts provide for a contingent purchase price. The contingent purchase price in contracts pursuant to which the Company sells developed lots to homebuilders is generally calculated as a percentage of the proceeds that the homebuilders receive from sales to their own customers, and the Company does not receive payment of such amounts until the homebuilders close on such sales. The Company accounts for contingent purchase price as variable consideration and estimates the amount of such consideration that may be recognized upon the closing of the real estate transaction based on the expected value method. The estimate of variable consideration is recognized as revenue to the extent that it is not probable that a significant revenue reversal in the amount of cumulative revenue recognized will occur when the uncertainty associated with the variable consideration is subsequently resolved. The inputs used in the expected value method include current sales prices (net of incentives), historical contingent purchase price receipts, and sales contracts on similar properties.

Interest income - Bluegreen provides financing for a significant portion of sales of its owned VOIs. Bluegreen recognizes interest income from financing VOI sales on the accrual method as earned based on the outstanding principal balance, interest rate, and terms stated in each individual financing agreement.

Interest income from other loans receivable originated by the Company is recognized on accruing loans when management determines that it is probable that all of the principal and interest will be collected in accordance with the loan’s contractual terms. Interest income is recognized on non-accrual loans on a cash basis. Loans receivable are included in other assets in the Company’s statements of financial condition.

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

Notes Receivable - Bluegreen’s notes receivable are carried at amortized cost less an allowance for credit losses, and its loan origination costs are deferred and recognized over the life of the related notes receivable. Interest income is suspended, and previously accrued but unpaid interest income is reversed, on all delinquent notes receivable when principal or interest payments are more than 90 days contractually past due and is not resumed until such notes receivable are less than 90 days past due. After 120 days, Bluegreen’s notes receivable are generally written off against the allowance for credit loss.

VOI Inventory - Bluegreen’s VOI inventory is primarily comprised of completed VOIs, VOIs under construction, and land held for future VOI development. Completed VOI inventory is carried at the lower of (i) cost, including costs of improvements and amenities incurred subsequent to acquisition, capitalized interest and real estate taxes, and other costs incurred during construction, or (ii) estimated fair market value, less costs to sell. VOI inventory and cost of sales are accounted for under timeshare accounting rules, which require the use of a specific method of the relative sales value method for relieving VOI inventory and recording cost of sales. Under the relative sales value method, cost of sales is calculated as a percentage of net sales using a cost-of-sales percentage that is the ratio of total estimated development costs to total estimated VOI revenue, including the estimated incremental revenue from the resale of repossessed VOI inventory that is generally obtained as a result of the default of the related receivable. In addition, pursuant to timeshare accounting rules, Bluegreen does not relieve inventory for VOI cost of sales related to anticipated credit losses. Accordingly, no adjustment is made when inventory is reacquired upon default of the related receivable.

Bluegreen also periodically evaluates the recoverability of the carrying amount of its undeveloped or under development resort properties in accordance with ASC 360, Property, Plant and Equipment (“ASC 360”), which provides guidance relating to the accounting for the impairment or disposal of long-lived assets. No impairment charges were recorded with respect to VOI inventory during any of the years presented.

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

In valuing inventory, the Company makes assumptions regarding the write-downs required for excess and obsolete inventory based on judgments and estimates formulated from available information. Estimates for excess and obsolete inventory are based on historical and forecasted usage. Inventory is also examined for upcoming expiration, and write-downs are recorded where appropriate.

Real Estate – From time to time, the Company acquires real estate or takes possession or ownership of real estate through the foreclosure of collateral on loans receivable. Such real estate is classified as real estate held-for-sale, real estate held-for-investment, or real estate inventory. When real estate is classified as held-for-sale, it is initially recorded at fair value less estimated selling costs and subsequently measured at the lower of cost or estimated fair value less selling costs. When real estate is classified as held-for-investment, it is initially recorded at fair value and, if applicable, is depreciated in subsequent periods over its useful life using the straight-line method. Real estate is classified as real estate inventory when the property is under development for sale to customers and is measured at cost, including costs of improvements and amenities incurred subsequent to acquisition, capitalized interest and real estate taxes, and other costs incurred during the construction period. Expenditures for capital improvements are generally capitalized, while the ongoing costs of holding and operating real estate are charged to selling, general and administrative expenses as incurred. Impairments required on loans receivable at the time of foreclosure of real estate collateral are charged to the allowance for loan losses, while impairments of real estate required under ASC 360 to reflect subsequent declines in fair value are recorded as impairment losses in the Company’s consolidated statement of operations and comprehensive income.

Investments in Unconsolidated Real Estate Joint Ventures - The Company uses the equity method of accounting to record its interests in entities in which it has significant influence but does not hold a controlling financial interest and to record its investment in VIEs in which it is not the primary beneficiary. Under the equity method, an investment is reflected on the statement of financial condition of an investor as a single amount, and an investor’s share of earnings or losses from its investment is reflected in the statement of operations as a single amount. The investment is initially measured at cost and subsequently adjusted for the investor’s share of the earnings or losses of the investee and distributions received from the investee. The investor recognizes its share of the earnings or losses of the investee in the periods in which they are reported by the investee in its financial statements rather than in the period in which an investee declares a distribution. Intra-entity profits and losses on assets still remaining with an investor or investee are eliminated.

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

Interest expense is capitalized by the Company on investments, advances, or loans to real estate joint ventures accounted for under the equity method that have commenced qualifying activities, such as real estate development projects. The capitalization of interest expense ceases when the investee completes its qualifying activities, and total capitalized interest expense cannot exceed interest expense incurred.

The Company reviews its investments on an ongoing basis for indicators of other-than-temporary impairment. This determination requires significant judgment in which the Company evaluates, among other factors, the fair market value of the investments, general market conditions, the duration and extent to which the fair value of an investment is less than cost, and the Company’s intent and ability to hold an investment until it recovers. The Company also considers specific adverse conditions related to the financial health and business outlook of the investee, including industry and market performance, rating agency actions, and expected future operating and financing cash flows. If a decline in the fair value of an investment is determined to be other-than-temporary, an impairment charge is recorded to reduce the investment to its fair value, and a new cost basis in the investment is established.

Property and Equipment - Land is carried at cost. Property and equipment are carried at cost less accumulated depreciation. Depreciation is primarily computed on the straight-line method over the estimated useful lives of the assets which generally range up to 40 years for buildings and building improvements, from 3 to 14 years for office furniture, fixtures, and equipment, from 3 to 5 years for transportation and equipment, and from 3 to 14 years for leasehold improvements. The cost of leasehold improvements is amortized using the straight-line method over the shorter of the terms of the related leases or the estimated useful lives of the improvements.

Expenditures for new property, leasehold improvements, and equipment and major renewals and betterments are capitalized. Expenditures for maintenance and repairs are expensed as incurred, and gains or losses on disposal of assets are reflected in current operations.

The cost of software developed for internal use is capitalized in accordance with the accounting guidance for costs of computer software developed or obtained for internal use. The capitalization of costs of software developed for internal use commences during the development phase of the project and ends when the software is ready for its intended use. Software developed or obtained for internal use is generally amortized on a straight-line basis over 3 to 5 years. The Company capitalized costs of software for internal use of $10.2 million and $6.2 million for the years ended December 31, 2018 and 2017, respectively.

Goodwill and Intangible Assets

Goodwill – The Company recognizes goodwill upon the acquisition of a business when the fair values of the consideration transferred and any noncontrolling interests in the acquiree are in excess of the fair value of the acquiree’s identifiable net assets. The Company tests goodwill for potential impairment on an annual basis as of December 31 or during interim periods if impairment indicators exist. The Company first assesses qualitatively whether it is necessary to perform goodwill impairment testing. Impairment testing is performed when it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. The Company evaluates various factors affecting a reporting unit in its qualitative assessment, including, but not limited to, macroeconomic conditions, industry and market considerations, cost factors, and financial performance.

Prior to January 1, 2017, the Company performed a two-step goodwill impairment test if management concluded from the qualitative assessment that testing was required, which was the case for certain of the Company’s reporting units during the year ended December 31, 2016. The first step of the goodwill impairment test was used to identify potential impairment and consisted of comparing the fair value of a reporting unit with its carrying value. If the fair value of the reporting unit exceeded its carrying value, goodwill was considered not impaired, and the second step of the impairment test was not performed. If the fair value of the reporting unit was less than the carrying value, the second step of the test was used to measure the amount of goodwill impairment, if any, associated with the reporting unit and consisted of comparing the implied goodwill in the reporting unit to its carrying amount. If the carrying amount of the goodwill exceeded the implied goodwill, the Company recorded an impairment for the excess amount. The implied goodwill was determined in the same manner as the amount of goodwill recognized in a business combination.

During the year ended December 31, 2017, the Company adopted Accounting Standards Update (“ASU”) No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which amended Topic 350 and removed the second step of the two-step goodwill impairment test described above. Under the amended guidance, if the carrying amount of a reporting unit exceeds its fair value, the Company records an impairment for the excess amount, although the impairment loss is limited to the amount of goodwill allocated to the reporting unit.

Intangible assets - Intangible assets consist primarily of indefinite-lived management contracts recognized upon the consolidation of Bluegreen in November 2009. The remaining balance in intangible assets includes various amortizable intangible assets that are amortized on a straight-line basis of their respective estimated useful lives, including trade names, non-competition agreements, and off-market lease agreements acquired in connection with business combinations that were initially recorded at fair value at the applicable acquisition date, as well as area development and franchise contracts that were initially recorded at cost.

Indefinite-lived intangible assets are not amortized and are tested for impairment on at least an annual basis, or more frequently if events and circumstances indicate that it is more likely than not that the related carrying amounts may be impaired. The Company evaluates indefinite-lived intangible assets for impairment by first qualitatively considering relevant events and circumstances to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If it is more likely than not that the fair value of the indefinite-lived intangible asset is greater than its carrying amount, the indefinite-lived intangible asset is not impaired. If the Company concludes that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, the Company estimates the fair value of the indefinite-lived intangible asset and compares the estimated fair value to the carrying amount. If the fair value of the indefinite-lived intangible asset is less than the carrying value, an impairment is recognized for the difference.

Amortizable intangible assets are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable. The carrying amount of an intangible asset is not considered recoverable when the carrying amount exceeds the sum of the undiscounted cash flows expected to result from the use of the intangible asset. To the extent that the carrying amount of an intangible asset exceeds the sum of such undiscounted cash flows, an impairment is measured and recorded based on the amount by which the carrying amount of the intangible asset exceeds its fair value.

Trade Receivables – Trade receivables are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its trade receivable portfolio. In establishing the required allowance, management considers various factors, including historical losses, current market conditions, the customers' financial condition, the amount of receivables in dispute, and the current receivables aging and payment patterns. The Company reviews its allowance for doubtful accounts on a quarterly basis. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance after all standard means of collection have been exhausted and the potential for recovery is considered remote. Trade receivables are included in other assets in the Company’s consolidated statements of financial condition and had an outstanding balance of $18.3 million and $16.0 million as of December 31, 2018 and 2017, respectively.

Deferred Financing Costs – Deferred financing costs are comprised of costs incurred in connection with obtaining financing from third-party lenders and are presented in the Company’s consolidated statement of financial condition as other assets or as a direct deduction from the carrying amount of the associated debt liability. These costs are capitalized and amortized to interest expense over the terms of the related financing arrangements. As of December 31, 2018 and 2017, unamortized deferred financing costs presented in other assets totaled $5.6 million and $5.8 million, respectively, while unamortized costs presented against the associated debt liabilities totaled $9.1 million and $8.7 million, respectively. Interest expense from the amortization of deferred financing costs for the years ended December 31 2018, 2017 and 2016 was $3.5 million, $3.1 million, and $3.1 million, respectively.

Advertising – The Company expenses advertising costs, which are primarily marketing costs, as incurred. Advertising expenses totaled $138.9 million, $148.6 million and $146.0 million for the years ended December 31, 2018, 2017 and 2016, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income.

Bluegreen has entered into marketing arrangements with various third parties. For the years ended December 31, 2018, 2017 and 2016, sales of VOIs to prospects and leads generated by Bass Pro accounted for approximately 14%,  15%, and 16%, respectively, of total VOI sales volume.

Income Taxes – The Company and its subsidiaries in which it owns 80% or more of the voting power and value of the subsidiary’s stock file a consolidated U.S. Federal and Florida income tax return. Other than Florida, the Company and its subsidiaries file separate or unitary state income tax returns for each jurisdiction. Subsidiaries in which the Company owns less than 80% of the outstanding equity are not included in the Company’s consolidated U.S. Federal or Florida state income tax return.

The provision for income taxes is based on income before taxes reported for financial statement purposes after adjustment for transactions that do not have tax consequences. Deferred tax assets and liabilities are recognized according to the estimated future tax consequences attributable to differences between the carrying value of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates as of the date of the statement of financial condition. The effect of a change in tax rates on deferred tax assets and liabilities is reflected in the period that includes the statutory enactment date. A deferred tax asset valuation allowance is recorded when it has been determined that it is more likely than not that deferred tax assets will not be realized.  If a valuation allowance is recorded, a subsequent change in circumstances that causes a change in judgment about the realization of the related deferred tax amount could result in the reversal of the deferred tax valuation allowance.

An uncertain tax position is defined as a position taken or expected to be taken in a tax return that is not based on clear and unambiguous tax law and which is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. The Company may recognize the tax benefit from an uncertain tax position only if it believes that it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The Company measures the tax benefits recognized based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes.

Noncontrolling Interests – Noncontrolling interests reflect third parties’ ownership interests in entities that are consolidated in the Company’s financial statements but are less than 100% owned by the Company. A noncontrolling interest is recognized as equity in the consolidated statement of financial condition and presented separately from the equity attributable to BBX Capital’s shareholders, while a noncontrolling interest that is redeemable for cash at the holder’s option or upon a contingent event outside of the Company’s control is classified as redeemable noncontrolling interests and presented in the mezzanine section between total liabilities and equity in the consolidated statement of financial condition. A change in the ownership interests of a subsidiary is accounted for as an equity transaction if the Company retains its controlling financial interest in the subsidiary.

The amounts of consolidated net income and comprehensive income attributable to BBX Capital’s shareholders and noncontrolling interests are separately presented in the Company’s consolidated statement of operations and comprehensive income.

Accounting for Loss Contingencies – Loss contingencies, including those arising from legal actions, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.

Earnings Per Share - Basic earnings per share is computed by dividing net income attributable to BBX Capital’s shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed in the same manner as basic earnings per share but also reflects potential dilution that could occur if options to acquire common shares or restricted stock awards of the Company were exercised or vest. Common stock options and restricted stock awards, if dilutive, are considered in the weighted average number of dilutive common shares outstanding based on the treasury stock method. Diluted earnings per share also takes into consideration the potential dilution from securities issued by subsidiaries that enable their holders to obtain the subsidiary’s common stock. The resulting net income amount is divided by the weighted average number of dilutive common shares outstanding.

Stock-Based Compensation – Compensation cost for unvested restricted stock awards is based on the fair value of the award on the measurement date, which is generally the grant date, and is recognized on a straight-line basis over the requisite service period of the award, which is generally four years for unvested restricted stock awards. The fair value of unvested restricted stock awards is generally the market price of the Company’s common stock on the grant date.

Recently Adopted Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued the following accounting pronouncements and guidance relevant to the Company’s operations which have been adopted as of January 1, 2018:

ASU No. 2014-09 – Revenue Recognition (Topic 606). In May 2014, the FASB issued a new standard related to revenue recognition (as subsequently amended and clarified by various ASUs). Under the new standard, revenue is recognized when an entity satisfies a performance obligation by transferring to a customer control over promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

The Company adopted the standard on January 1, 2018 under the full retrospective method, and accordingly, results for prior periods have been adjusted to apply the new standard as shown below.

The adoption of the standard affected Bluegreen in certain areas. Under the standard, Bluegreen is required to present reimbursements of costs for payroll and insurance premiums associated with resorts managed by Bluegreen and on behalf of third parties on a gross basis in revenues, while such reimbursements were previously presented net against the related costs. In addition, the standard impacted the timing of the recognition of revenue from sales of VOIs due to the removal of certain bright line tests regarding the determination of the adequacy of a buyer’s commitment under prior industry-specific accounting guidance. Bluegreen concluded that the recognition of other various revenue streams, including fee-based sales commissions and rental revenues, remained materially unchanged.

The adoption of the standard affected the Company’s real estate activities primarily in relation to the recognition of contingent revenue on sales of real estate inventory, as the standard results in such revenue being recognized sooner than under prior industry-specific accounting guidance.

The adoption of the standard did not materially affect revenue recognition associated with the Company’s trade sales. Retail trade sales performance obligations are generally satisfied at the time of the sales transaction, as customers of the retail business typically pay in cash at the time of transfer of the promised goods, while wholesale trade sales performance obligations are generally satisfied when the promised goods are shipped by the Company or received by the customer. However, the Company has historically recognized shipping and handling costs in selling, general and administration expenses, and upon the adoption of the standard, the Company began accounting for such costs as a fulfillment cost in cost of trade sales.

The Company has elected to use the following practical expedients in connection with the adoption of the standard:

•We utilize the transaction price upon completion of the contract for certain contracts with customers;

•We do not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less or unsatisfied performance obligations or unsatisfied promises to transfer a distinct good or service that forms a part of a single performance obligation recognized over time;

•We expense all marketing and sales costs as incurred;

•We exclude from the transaction price all taxes assessed by a governmental authority that are imposed on a specified transaction concurrent with the closing thereof and are collected by the Company from a customer;

•We do not disclose remaining performance obligations for variable consideration when the variable consideration is allocated entirely to a wholly unsatisfied performance obligation;

•We do not disclose remaining performance obligations when revenue is recognized based on the Company’s right to invoice;

•We account for shipping and handling activities that occur after the control of the goods is transferred to a customer as fulfillment activities instead of a separate performance obligation;

•We recognize incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset is one year or less; and

•We do not adjust the transaction price for the effects of a significant financial component if we expect, at the contract inception, that the performance obligations will be satisfied within one year or less.

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

This standard significantly changed the guidance on the transfer of real estate to unconsolidated joint ventures. Under prior guidance, the transfer of real estate to an unconsolidated joint venture was accounted for as a partial sale, resulting in the recognition of a partial gain, and the noncontrolling interest retained was measured at historical cost, resulting in a basis adjustment to the seller’s investment in the joint venture. In addition, the partial gain could be deferred if the sale did not satisfy certain criteria for gain recognition. As a result, the Company previously accounted for the transfer of land to certain unconsolidated real estate joint ventures for initial capital contributions as partial sales, resulting in deferred gains and basis adjustments related to our investment in such ventures. However, under the new standard, the full gain is recognized upon the transfer of control of real estate to an unconsolidated joint venture, and any noncontrolling interest retained is measured at fair value.

The Company adopted the standard on January 1, 2018 under the full retrospective method and, accordingly, results for prior periods have been adjusted to apply the new standard as shown below.

The following represents the impact of the adoption of ASU 2014-09 and ASU 2017-05 on our Consolidated Statements of Financial Condition as of December 31, 2017 and December 31, 2016 and our Consolidated Statements of Operations for the years ended December 31, 2017 and 2016 (in thousands, except per share data):

	As of and for the Year Ended December 31, 2017
	As Previously Reported	ASU 2014-09 Adjustments	ASU 2017-05 Adjustments	As Adjusted
Statement of Financial Condition:
Notes receivable, net	$431,801	(4,943)	-	426,858
Investment in unconsolidated real estate joint ventures	47,275	-	3,959	51,234
Property and equipment, net	112,858	(929)	-	111,929
Other assets	121,824	929	-	122,753
Other liabilities	103,926	-	(462)	103,464
Deferred income	36,311	(19,418)	-	16,893
Deferred income taxes	43,093	3,755	1,120	47,968
Total equity	$653,501	10,720	3,301	667,522

Statement of Operations:
Sales of VOIs	$239,662	2,355	-	242,017
Cost reimbursements	-	52,639	-	52,639
Cost reimbursements	-	52,639	-	52,639
Cost of VOIs sold	17,439	240	-	17,679
Trade sales	142,798	(713)	-	142,085
Net gains on sales of real estate assets	1,944	-	(493)	1,451
Cost of trade sales	97,755	8,163	-	105,918
Selling, general and administrative expenses	541,901	(8,423)	-	533,478
Equity in earnings of unconsolidated real estate joint ventures	14,483	-	(1,942)	12,541
Income before income taxes	93,374	1,662	(2,435)	92,601
Benefit for income taxes	7,223	954	1,525	9,702
Net income	100,597	2,616	(910)	102,303
Less: Net income attributable to
noncontrolling interests	18,402	(24)	-	18,378
Net income attributable to shareholders	$82,195	2,640	(910)	83,925
Basic earnings per share	$0.83			0.85
Diluted earnings per share	$0.79			0.81

	As of and for the Year Ended December 31, 2016
	As Previously Reported	ASU 2014-09 Adjustments	ASU 2017-05 Adjustments	As Adjusted
Statement of Financial Condition:
Notes receivable, net	$430,480	(4,680)	-	425,800
Investment in unconsolidated real estate joint ventures	43,491	-	5,901	49,392
Property and equipment, net	95,998	(590)	-	95,408
Other assets	130,333	590	-	130,923
Other liabilities	95,611	-	(956)	94,655
Deferred income	37,015	(17,493)	-	19,522
Deferred income taxes	44,318	4,711	2,645	51,674
Total equity	$495,454	8,102	4,212	507,768

Statement of Operations:
Sales of VOIs	$266,142	7,731	-	273,873
Cost reimbursements	-	49,557	-	49,557
Cost reimbursements	-	49,557	-	49,557
Cost of VOIs sold	27,346	1,483	-	28,829
Trade sales	95,996	(157)	-	95,839
Net gains on sales of real estate assets	5,487	-	(2,274)	3,213
Cost of trade sales	74,341	6,022	-	80,363
Selling, general and administrative expenses	520,087	(4,606)	-	515,481
Equity in earnings of unconsolidated real estate joint ventures	13,630	-	(1,452)	12,178
Income before income taxes	78,036	4,676	(3,726)	78,986
Provision for income taxes	(36,379)	(1,448)	1,437	(36,390)
Net income	41,657	3,228	(2,289)	42,596
Less: Net income attributable to
noncontrolling interests	13,295	300	(429)	13,166
Net income attributable to shareholders	$28,362	2,928	(1,860)	29,430
Basic earnings per share	$0.33			0.34
Diluted earnings per share	$0.32			0.34

The cumulative effect of adopting ASU 2014-09 and ASU 2017-05 was to increase total equity from the amount originally reported as of January 1, 2016 of $482.9 million to $494.3 million, an adjustment of $11.4 million.

ASU No. 2017-09, Compensation – Stock Compensation (Topic 718). This update was issued to provide guidance on determining which changes to the terms and conditions of share-based compensation awards require an entity to apply modification accounting under Topic 718. Under this guidance, an entity must apply modification accounting to changes to terms or conditions of a share-based compensation award unless there is no change in the fair value, vesting, or classification of the modified award as compared to the original award. The update is effective for fiscal years beginning after December 15, 2017 and for interim periods within those annual periods. The Company adopted this update on January 1, 2018. The adoption of this update did not have a material impact on the Company’s consolidated financial statements.

ASU No. 2017-01, Business Combinations - Clarifying the Definition of a Business. This update was issued to clarify the determination of whether an entity has acquired or sold a business. The definition of a business affects many areas of accounting, including acquisitions, disposals, goodwill, and consolidation, and the update is intended to assist entities in the determination of whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The update is expected to result in more acquisitions being accounted for as asset purchases instead of business combinations. The update is effective for fiscal years beginning after December 15, 2017. The Company adopted this update on January 1, 2018 using the prospective transition method. The adoption of this update resulted in the Company accounting for Bluegreen’s acquisition of the Éilan Hotel & Spa in April 2018 as an asset acquisition, and consequently, all transaction costs were capitalized as part of the assets acquired.

ASU No. 2016-01 –– Financial Instruments – Overall (Topic 825) – Recognition and Measurement of Financial Assets and Financial Liabilities. This update requires all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) to generally be measured at fair value through earnings and eliminates the available-for-sale classification for equity securities with readily determinable fair values and the cost method for equity investments without readily determinable fair values. However, the update allows entities to elect to record equity investments without readily determinable fair values at cost, less impairments. This update also simplifies the impairment assessment for equity investments and requires the use of an exit price when measuring the fair value of financial instruments for disclosure purposes. The update is effective for fiscal years beginning after December 15, 2017. The Company adopted this update on January 1, 2018 and recognized a cumulative effect adjustment of $0.3 million, net of tax, to accumulated earnings as of January 1, 2018 for equity securities with readily determinable fair values. The update was adopted prospectively for $2.4 million of equity securities without readily determinable fair values as of January 1, 2018. The adoption of this update did not have a material impact on the Company’s consolidated financial statements.

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

ASU No. 2018-05 –– Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. This update amended Topic 740 to incorporate the guidance previously provided by SEC Staff Accounting Bulletin No. 118 (“SAB 118”) related to the application of Topic 740 in the reporting period in which the Tax Reform Act was signed into law. The Company adopted SAB 118 in the fourth quarter of 2017, and therefore, the Company’s subsequent adoption of this update on January 1, 2018 had no impact on its accounting for income taxes in 2018. See Note 14 for additional information regarding the Company’s accounting for income taxes and the Tax Reform Act.

Future Adoption of Recently Issued Accounting Pronouncements

The FASB has issued the following accounting pronouncements and guidance relevant to the Company’s operations which have not been adopted as of December 31, 2018:

ASU No. 2016-02 – Leases (Topic 842). This standard,  as subsequently amended and clarified by various ASUs, requires lessees to recognize assets and liabilities for the rights and obligations created by leases of assets. For income statement purposes, the standard retains a dual model which requires leases to be classified as either operating or finance based on criteria that are largely similar to those applied in current lease accounting but without explicit bright lines. The standard also requires extensive quantitative and qualitative disclosures, including significant judgments and assumptions made by management in applying the standard, intended to provide greater insight into the amount, timing, and uncertainty of cash flows arising from leases.

The Company adopted the standard on January 1, 2019 and is applying the transition guidance as of the date of adoption under the current-period adjustment method. As a result, the Company will recognize right-of-use assets and lease liabilities associated with its leases on January 1, 2019, with a cumulative-effect adjustment to the opening balance of accumulated earnings, while the comparable prior periods in the Company’s financial statements will continue to be reported in accordance with Topic 840, including the disclosures of Topic 840.

The standard includes a number of optional practical expedients under the transaction guidance. The Company has elected the package of practical expedients which allows the Company to not reassess prior conclusions about lease identification, lease classification, and initial direct costs. The Company has also made accounting policy elections by class of underlying asset to not apply the recognition requirements of the standard to leases with terms of 12 months or less and to not separate non-lease components from lease components. Consequently, each separate lease component and the non-lease components associated with that lease component will be accounted for as a single lease component for lease classification, recognition, and measurement purposes.

Upon adoption of the standard, the Company expects to recognize an estimated lease liability ranging from $121.0 million to $126.0 million and a right-of-use asset ranging from $110.0 million to $117.0 million on January 1, 2019. The difference between the estimated lease liability and right-of-use asset primarily reflects the reclassification of accrued straight-line rent and unamortized tenant allowances from other liabilities in the Company’s statement of financial condition to a reduction of the right-of-use asset. In addition, the Company expects to recognize an impairment loss ranging from $2.0 million to $4.0 million in connection with the recognition of right-of-use assets for certain retail locations as a cumulative-effect adjustment to the opening balance of accumulated earnings. The Company believes that the standard will not have a material impact on its statement of operations and cash flows.

ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This standard introduces an approach of estimating credit losses on certain types of financial instruments based on expected losses and will expand the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating its allowance for credit losses. In addition, the standard requires entities to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination (i.e., by vintage year). This standard will be effective for the Company on January 1, 2020, and early adoption is permitted beginning on January 1, 2019. The Company is currently evaluating the impact that ASU 2016-13 may have on its consolidated financial statements.

ASU No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. This standard modifies the disclosure requirements in Topic 820 related to the valuation techniques and inputs used in fair value measurements, uncertainty in measurements, and changes in measurements applied. This standard is effective for the Company in annual periods beginning after December 15, 2019 and for interim periods within those annual periods, and early adoption is permitted. The Company is currently evaluating the impact that ASU 2018-13 may have on the footnote disclosures in its consolidated financial statements.

3.    Revenue Recognition

The table below sets forth the Company’s revenue disaggregated by category (in thousands):

	For the Years Ended December 31,
	2018	2017	2016
Sales of VOIs	$254,225	242,017	273,873
Fee-based sales commissions	216,422	229,389	201,829
Resort and club management revenue	99,535	91,080	84,318
Cost reimbursements	62,534	52,639	49,557
Title fees	12,205	14,742	13,838
Other customer revenue	6,284	5,997	5,292
Trade sales - wholesale	82,800	89,223	89,725
Trade sales - retail	96,686	52,862	6,114
Sales of real estate inventory	21,771	-	-
Revenue from customers	852,462	777,949	724,546
Interest income	85,501	83,708	85,747
Net gains on sales of real estate assets	4,563	1,451	3,213
Other revenue	5,067	6,462	8,647
Total revenues	$947,593	869,570	822,153

4.    Acquisitions and Mergers

Acquisition of IT’SUGAR

On June 16, 2017, the Company acquired IT’SUGAR, a specialty candy retailer with approximately 100 retail locations in over 25 states and Washington, D.C., through the acquisition of all of its Class A Preferred Units and 90.4% of its Class B Common Units for cash consideration of approximately $58.4 million, net of cash acquired. The remaining 9.6% of IT’SUGAR’s Class B Common Units is owned by JR Sugar Holdings, LLC (“JR Sugar”), an entity owned by the founder and CEO of IT’SUGAR.

The consolidated net assets and results of operations of IT’SUGAR are included in the Company’s consolidated financial statements commencing on June 16, 2017 and resulted in the following impact to trade sales and income before income taxes from the acquisition date to December 31, 2017 (in thousands):

June 16, 2017
to December 31, 2017
Trade sales	$46,765
Income before income taxes	$2,598

Purchase Price Allocation

The Company accounted for the acquisition of IT’SUGAR using the acquisition method of accounting, which requires, among other things, that the assets acquired and liabilities assumed associated with an acquiree be recognized at their fair values at the acquisition date. The following table summarizes the purchase price allocation based on the Company’s valuation, including the fair values of the assets acquired, liabilities assumed, and the redeemable noncontrolling interest in IT’SUGAR at the acquisition date (in thousands):

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

The fair values reported in the above table were estimated by the Company using available market information and appropriate valuation methods. As considerable judgment is involved in estimates of fair value, the fair values presented above are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methods could have a material effect on the estimated fair value amounts.

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

The identifiable intangible assets and liabilities also included the fair value of IT’SUGAR’s operating lease agreements associated with its retail stores. The fair values of these assets and liabilities were estimated by calculating the present value using a risk-adjusted discount rate of the difference between the contractual amounts to be paid pursuant to the lease agreements and the estimate of market lease rates at the acquisition date.

The $4.2 million trademark intangible asset is being amortized over 15 years, and the $0.2 million of favorable lease agreements and the $0.7 million of unfavorable lease agreements are being amortized over a weighted average period of 6.5 years. The noncompetition agreement is being amortized over five years.

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

Pro Forma Information (unaudited)

The following unaudited pro forma financial data presents the Company’s revenues and earnings for the years ended December 31, 2017 and 2016 as if the acquisition was completed on January 1, 2016 (in thousands):

	Pro Forma		Actual
	For the Years Ended December 31,		For the Years Ended December 31,
	2017	2016	2017	2016
Trade sales	$178,643	172,612	142,085	95,839
Income before income taxes	$93,273	74,594	92,601	78,986
Net income (1)	$102,703	39,904	102,303	42,596
Net income attributable to shareholders (1)	$84,356	27,136	83,925	29,430

(1)	The pro forma net income and net income attributable to shareholders for the year ended December 31, 2017 were adjusted to exclude $3.0 million of acquisition-related costs.

The unaudited pro forma financial data reported in the above table does not purport to represent what the actual results of the Company’s operations would have been assuming that the acquisition date was January 1, 2016, nor does it purport to predict the Company’s results of operations for future periods.

Noncontrolling Interest

Under the terms of IT’SUGAR’s operating agreement, JR Sugar may require the Company to purchase for cash its Class B Common Units of IT’SUGAR upon the occurrence of certain events, including events relating to the employment agreement between the Company and the CEO of IT’SUGAR, as described below. The purchase price payable by the Company for such Class B Common Units will be determined based on the circumstance giving rise to such purchase obligation in accordance with prescribed formulas set forth in IT’SUGAR’s operating agreement.  In addition, commencing on the seventh anniversary of the acquisition date, the Company shall have the right, but not the obligation, to require JR Sugar to sell its Class B Common Units to the Company in accordance with a prescribed formula set forth in IT’SUGAR’s operating agreement.

As a result of the redemption features, JR Sugar’s Class B Common Units are considered redeemable noncontrolling interests and reflected in the mezzanine section as a separate line item in the Company’s consolidated statement of financial condition. As the noncontrolling interests are not currently subject to redemption but are probable of becoming redeemable in a future period, the Company is measuring the noncontrolling interests by accreting changes in the estimated purchase price from the acquisition date to the earliest redemption date and may adjust the carrying amount of such interests to equal the calculated value in the event it is in excess of the carrying amount of such interests at such time.

Employment and Loan Agreements

In connection with the acquisition of IT’SUGAR, the Company entered into an employment agreement with the founder and CEO of IT’SUGAR for his continued services as CEO of IT’SUGAR. Upon the occurrence of certain events constituting a breach of the employment agreement by the CEO resulting in his termination, the Company may exercise its ability to purchase JR Sugar’s Class B Common Units for cash for an amount equal to the lesser of the fair market value of such units determined in accordance with the prescribed formula set forth in IT’SUGAR’s operating agreement and the initial value ascribed to such units at the acquisition date. Similarly, upon the occurrence of certain “not for cause” termination events associated with the termination of the CEO’s employment, JR Sugar may require the Company to purchase its Class B Common Units for cash for an amount equal to the greater of the fair market value of such units determined in accordance with the prescribed formula set forth in IT’SUGAR’s operating agreement and the initial value ascribed to such units at the acquisition date.

Concurrent with the acquisition, JR Sugar borrowed $2.0 million from the Company in the form of two promissory notes, as partial consideration for the purchase of its 9.6% ownership of IT’SUGAR’s Class B Common Units. The notes mature on June 16, 2024, and a portion of the aggregate principal balance and accrued interest of such notes will be forgiven on an annual basis provided that IT’SUGAR’s CEO continues to remain employed with the Company pursuant to his employment agreement. The notes receivable are presented as a deduction from the balance of the related Class B Common Units included in redeemable noncontrolling interests in the consolidated statement of financial condition.

Merger of BCC

On December 15, 2016, BBX Capital acquired all of the outstanding shares of BCC not previously owned by it. Pursuant to the terms of the Agreement and Plan of Merger, dated as of July 27, 2016, as amended on October 20, 2016, between BBX Capital, a wholly-owned subsidiary of BBX Capital (“Merger Sub”), and BCC (the “Merger Agreement”), BCC merged with and into Merger Sub, and BCC is now a wholly owned subsidiary of BBX Capital.

Pursuant to the terms of the Merger Agreement, each share of BCC’s Class A Common Stock outstanding immediately prior to December 15, 2016 (other than shares held by the Company and shares as to which appraisal rights were exercised in accordance with Florida law) was converted into the right to receive, at the election of the holder thereof, either (i) $20.00 in cash, without interest (the “Cash Consideration”), or (ii) 5.4 shares of BBX Capital’s Class A Common Stock (the “Stock Consideration” and, collectively with the Cash Consideration, the “Merger Consideration”). Shares of BCC’s Class A Common Stock which were converted into the right to receive Merger Consideration but as to which no election was made were converted into the right to receive Cash Consideration. Based on the foregoing, BBX Capital paid to BCC’s shareholders a total of approximately $16.9 million of Cash Consideration and issued to BCC’s shareholders a total of approximately 12.0 million shares of its Class A Common Stock as Stock Consideration.

BBX Capital held an approximately 82% equity interest in BCC prior to the Merger and, as a result of the Merger, owns 100% of BCC. The merger was accounted for as an equity transaction as the Company increased its ownership interest in BCC and retained its controlling financial interest. As a result, no gain or loss was recognized in the Company’s consolidated statement of operations and comprehensive income in connection with the merger, and the difference between the consideration paid and the amount of noncontrolling interest was recognized in additional paid-in capital.

Pursuant to the terms of the Merger Agreement, effective upon consummation of the merger on December 15, 2016, BBX Capital adopted and assumed BCC’s 2014 Stock Incentive Plan, as amended, and BCC’s 2005 Restricted Stock and Option Plan, as amended (collectively, the “BCC Equity Plans”). Options and restricted stock awards granted under the BCC Equity Plans and outstanding at December 15, 2016, including those held by BBX Capital’s executive officers, other employees, and directors, were converted into BBX Capital’s options or restricted stock awards, as the case may be. As a result, pursuant to the terms of the Merger Agreement, 5,090,354 restricted shares of BBX Capital’s Class A Common Stock awards were issued in exchange for 942,657 restricted shares of BCC’s Class A Common Stock awards outstanding as of December 15, 2016, and options to acquire 6,614 shares of BCC’s Class A Common Stock were exchanged for options to acquire 35,716 shares of BBX Capital’s Class A Common Stock as of December 31, 2016.

5.    Consolidated Variable Interest Entities

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

In these securitizations, Bluegreen generally retains a portion of the securities and continues to service the securitized notes receivable. Under these arrangements, the cash payments received from obligors on the receivables sold are generally applied monthly to pay fees to service providers, make interest and principal payments to investors, and fund required reserves, if any, with the remaining balance of such cash retained by Bluegreen; however, to the extent the portfolio of receivables fails to satisfy specified performance criteria (as may occur due to, among other things, an increase in default rates or credit loss severity) or other trigger events occur, the funds received from obligors are required to be distributed on an accelerated basis to investors. Depending on the circumstances and the transaction, the application of the accelerated payment formula may be permanent or temporary until the trigger event is cured. As of December 31, 2018, Bluegreen was in compliance with all applicable terms under its securitization transactions, and no trigger events had occurred.

In accordance with the applicable accounting guidance for the consolidation of VIEs, Bluegreen analyzes its variable interests, which may consist of loans, servicing rights, guarantees, and equity investments, to determine if an entity in which Bluegreen has a variable interest is a VIE. The analysis includes a review of both quantitative and qualitative factors. Bluegreen bases its quantitative analysis on the forecasted cash flows of the entity and its qualitative analysis on the structure of the entity, including its decision-making ability and authority with respect to the entity, and relevant financial agreements. Bluegreen also uses its qualitative analysis to determine if Bluegreen must consolidate a VIE as the primary beneficiary. In accordance with the applicable accounting guidance, Bluegreen has determined these securitization entities to be VIEs of which Bluegreen is primary beneficiary and, therefore, Bluegreen consolidates the entities into its financial statements.

Under the terms of certain VOI note sales, Bluegreen has the right to repurchase or substitute a limited amount of defaulted notes for new notes at the outstanding principal balance plus accrued interest. Bluegreen’s voluntary repurchases and substitutions of defaulted notes during 2018, 2017 and 2016 were $13.7 million, $9.5 million, and $6.5 million, respectively. Bluegreen’s maximum exposure to loss relating to its non-recourse securitization entities is the difference between the outstanding VOI notes receivable and the notes payable, plus cash reserves and any additional residual interest in future cash flows from collateral.

The table below sets forth information related to the assets and liabilities of Bluegreen’s consolidated VIEs included in the Company’s consolidated statements of financial condition (in thousands):

	December 31,
	2018	2017
Restricted cash	$28,400	19,488
Securitized notes receivable, net	341,975	279,188
Receivable backed notes payable - non-recourse	382,257	336,421

The restricted cash and the securitized notes receivable balances disclosed in the table above are restricted to satisfy obligations of the VIEs.

6.    Notes Receivable

The table below sets forth information relating to Bluegreen’s notes receivable and related allowance for credit losses (dollars in thousands):

	December 31,
	2018	2017
Notes receivable:
VOI notes receivable - non-securitized	$124,642	184,971
VOI notes receivable - securitized	447,850	364,349
Notes receivable secured by homesites (1)	898	1,329
Gross notes receivable	573,390	550,649
Allowance for loan losses - non-securitized	(28,258)	(38,497)
Allowance for loan losses - securitized	(105,875)	(85,161)
Allowance for loan losses - homesites (1)	(90)	(133)
Notes receivable, net	$439,167	426,858
Allowance as a % of gross notes receivable	23%	22%

(1)	Notes receivable secured by homesites were originated through a business, substantially all of the assets of which were sold by Bluegreen in 2012.

The weighted-average interest rate on Bluegreen’s notes receivable was 15.1% and 15.3% at December 31, 2018 and 2017, respectively. Bluegreen’s VOI notes receivable bear interest at fixed rates and are generally secured by property located in Florida, Missouri, Nevada, South Carolina, Tennessee, and Wisconsin.

The table below sets forth future principal payments due on Bluegreen’s notes receivable (including notes receivable secured by homesites) during each of the five years subsequent to December 31, 2018 and thereafter (in thousands):

December 31, 2018
2019	$61,093
2020	59,746
2021	63,759
2022	68,046
2023	70,472
Thereafter	250,274
Gross notes receivable	$573,390

Credit Quality of Notes Receivable and the Allowance for Credit Losses

Bluegreen monitors the credit quality of its receivables on an ongoing basis. Bluegreen holds large amounts of homogeneous VOI notes receivable and assesses uncollectibility based on pools of receivables as Bluegreen does not believe that there are significant concentrations of credit risk with any individual counterparty or groups of counterparties. In estimating credit losses, Bluegreen does not use a single primary indicator of credit quality but instead evaluates its VOI notes receivable based upon a static pool analysis that incorporates the aging of the respective receivables, default trends, and prepayment rates by origination year, as well as the FICO scores of the borrowers.

The activity in Bluegreen’s allowance for credit losses (including notes receivable secured by homesites) was as follows (in thousands):

	For the Years Ended December 31,
	2018	2017	2016
Balance, beginning of period	$123,791	120,270	114,187
Provision for loan losses	51,236	46,412	45,544
Write-offs of uncollectible receivables	(40,804)	(42,891)	(39,461)
Balance, end of period	$134,223	123,791	120,270

The percentage of gross notes receivable outstanding by FICO score at origination was as follows:

	December 31,
FICO Score	2018	2017
700+	57.00%	54.00%
600-699	39.00	41.00
<699	3.00	3.00
No score (1)	1.00	2.00
Total	100.00%	100.00%

(1)	VOI notes receivables without a FICO score are primarily related to foreign borrowers.

The table below sets forth information regarding the delinquency status of Bluegreen’s VOI notes receivable (in thousands):

	December 31,
	2018	2017
Current	$541,783	525,482
31-60 days	5,783	6,088
61-90 days	4,516	4,897
> 90 days (1)	20,410	12,853
Total	$572,492	549,320

(1)

Includes $14.3 million and $7.6 million as of December 31, 2018 and 2017, respectively, related to VOI notes receivable that, as of such date, had defaulted but the related VOI note receivable balance had not yet been charged off in accordance with the provisions of certain of Bluegreen's receivable-backed notes payable transactions. These VOI notes receivable have been reflected in the allowance for credit losses.

7.     Trade Inventory

The Company’s trade inventory consisted of the following (in thousands):

	December 31,
	2018	2017
Raw materials	$2,718	3,320
Paper goods and packaging materials	1,122	865
Finished goods	16,270	19,717
Total trade inventory	$20,110	23,902

8.     VOI Inventory

Bluegreen’s VOI inventory consisted of the following (in thousands):

	December 31,
	2018	2017
Completed VOI units	$237,010	194,503
Construction-in-progress	26,587	22,334
Real estate held for future VOI development	70,552	64,454
Total VOI inventory	$334,149	281,291

Bluegreen increased the average selling price of its VOIs by 3% in December 2018, 4% in June 2017, and 5% in September 2016. As a result of these pricing changes, Bluegreen’s management increased its estimate of total gross margin generated on the sale of its VOI inventory. Under the relative sales value method prescribed for timeshare developers to relieve the cost of VOI inventory, changes to the estimate of gross margin expected to be generated on the sale of VOI inventory are recognized on a retrospective basis in earnings. Accordingly, during the years ended December 31, 2018, 2017, and 2016, Bluegreen recognized a benefit to cost of VOIs sold of $3.6 million, $5.1 million, and $5.6 million, respectively.

9.    Real Estate

The Company’s real estate consisted of the following (in thousands):

	December 31,
	2018	2017
Real estate held-for-sale:
Land	$18,439	20,528
Rental properties	-	6,181
Residential single-family	832	1,119
Other	931	-
Total real estate held-for-sale	20,202	27,828
Real estate held-for-investment:
Land	10,976	13,066
Other	-	839
Total real estate held-for-investment	10,976	13,905
Real estate inventory	23,778	26,803
Total real estate	$54,956	68,536

0

10.     Investments in Unconsolidated Real Estate Joint Ventures

As of December 31, 2018, the Company had equity interests in unconsolidated real estate joint ventures involved in the development of multifamily apartment and townhome communities, as well as single-family master planned communities. In addition, the Company owns a 50% equity interest in The Altman Companies, LLC (the “Altman Companies”), a developer and manager of multifamily apartment communities.

Investments in unconsolidated real estate joint ventures are accounted for as unconsolidated variable interest entities.  See Note 5 for information regarding the Company’s investments in consolidated variable interest entities.

Investments in unconsolidated real estate joint ventures consisted of the following (in thousands):

	December 31,		December 31,
	2018	Ownership(1)	2017	Ownership(1)
Altis at Kendall Square, LLC	$70	20.24%	78	20.24%
Altis at Lakeline - Austin Investors LLC	4,531	34.47	4,156	33.74
Altis at Shingle Creek, LLC	83	2.50	338	2.50
Altis at Grand Central Capital, LLC	2,549	11.07	1,872	10.54
Altis Promenade Capital, LLC	2,195	6.61	962	5.00
Altis at Bonterra - Hialeah, LLC	21,602	96.73	19,566	95.00
Altis Ludlam - Miami Investor, LLC	675	33.30	-	-
Altis Suncoast Manager, LLC	1,857	33.30	-	-
Altis Pembroke Gardens, LLC	1,284	0.41	-	-
Altis Fairways, LLC	1,876	0.42	-	-
Altis Wiregrass, LLC	1,897	2.22	-	-
The Altman Companies, LLC(2)	14,893	50.00	-	-
ABBX Guaranty, LLC	2,500	50.00	-	-
New Urban/BBX Development, LLC	98	50.00	2,064	50.00
Sunrise and Bayview Partners, LLC	1,439	50.00	1,499	50.00
Hialeah Communities, LLC	182	57.00	473	57.00
PGA Design Center Holdings, LLC	691	40.00	1,862	40.00
CCB Miramar, LLC	1,575	35.00	1,225	35.00
The Addison on Millenia Investment, LLC	35	48.00	5,933	48.00
BBX/S Millenia Blvd Investments, LLC	137	90.00	5,611	90.00
Centra Falls, LLC	16	7.14	159	7.14
Centra Falls II, LLC	38	7.14	551	7.14
BBX/Label Chapel Trail Development, LLC	4,515	46.75	4,885	46.75
Total	$64,738		51,234

(1)

The Company’s ownership percentage in each real estate joint venture represents the Company’s percentage of the contributed capital in each venture. The operating agreements for many of these ventures provide for a disproportionate allocation of distributions to the extent that certain investors receive specified returns on their investments, and as a result, these percentages do not necessarily reflect the Company’s economic interest in the expected distributions from such ventures.

(2)	The investment in The Altman Companies, LLC includes $2.3 million of transaction costs.

Unconsolidated Variable Interest Entities

In accordance with the applicable accounting guidance for the consolidation of VIEs, the Company analyzes its investments in real estate joint ventures to determine if such entities are VIEs, and to the extent that such entities are VIEs, if the Company is the primary beneficiary. Based on the Company’s analysis of the forecasted cash flows and structure of these ventures, including the respective operating agreements governing these entities, the Company has determined that its real estate joint ventures are VIEs in which the Company is not the primary beneficiary, and therefore, the Company accounts for its investments in the real estate joint ventures under the equity method of accounting. The Company’s conclusions are primarily based on the determination that the Company does not have the power to direct activities of the entities that most significantly affect their economic performance. In the majority of the joint ventures, the Company is not the operating manager and has limited protective rights under the operating agreements, while in certain joint ventures, the investors share decision-making authority in a manner that prevents any individual investor from exercising power over such entities. The Company’s maximum exposure to loss in its unconsolidated real estate joint ventures was $67.2 million as of December 31, 2018.

Basis Differences

The aggregate difference between the Company’s net investments in unconsolidated real estate joint ventures and its underlying equity in the net assets of such ventures was $11.9 million as of December 31, 2018, which includes $10.3 million associated with the Company’s investment in the Altman Companies and seven multifamily apartment developments at fair value, as described below, and $1.6 million associated with the capitalization of interest on real estate development projects. The $10.3 million fair value basis adjustment was primarily assigned to goodwill and real estate assets in the amount of $2.9 million and $7.4 million, respectively.

Equity in Net Earnings of Unconsolidated Real Estate Joint Ventures

For the years ended December 31, 2018, 2017 and 2016, the equity earnings of unconsolidated real estate joint ventures was $14.2 million, $12.5 million and $12.2 million, respectively. Equity earnings for the year ended December 31, 2018 includes $9.3 million in equity earnings from The Addison on Millenia joint venture, which includes the Company’s share of the gain recognized by the venture upon the sale of its multifamily apartment facility. Equity earnings for the year ended December 31, 2017 and 2016 includes $11.0 million and $8.5 million, respectively, in equity earnings from the Hialeah Communities joint venture, which reflects the Company’s share of the profits recognized by the venture upon the sale of single-family homes in its master planned community.

The Altman Companies, LLC

In November 2018, the Company acquired a 50% equity interest in The Altman Companies, LLC (the “Altman Companies”), a joint venture between the Company and Joel Altman (“JA”) engaged in the development, construction, and management of multifamily apartment communities, for cash consideration of $14.6 million, including $2.3 million in transaction costs.

The Altman Companies owns 100% of the membership interests in Altman Development Company and Altman Management Company and 60% of the membership interests in Altman-Glenewinkel Construction and generates revenues from the performance of development, general contractor, leasing, and property management services to joint ventures that are formed to invest in development projects originated by the platform. In addition, BBXRE and JA invest in the managing member of such joint ventures based on their relative ownership percentages in the Altman Companies.

Pursuant to the operating agreement of the Altman Companies, the Company will acquire an additional 40% equity interest in the Altman Companies from JA for a purchase price of $9.4 million in January 2023, while JA can also, at his option or in other predefined circumstances, require the Company to purchase his remaining 10% equity interest in the Altman Companies for $2.4 million. However, JA will retain his membership interests, including his decision making rights, in the managing member of any development joint ventures that are originated prior to the Company’s acquisition of additional equity interests in the Altman Companies. In addition, in certain circumstances, the Company may acquire the 40% membership interests in Altman-Glenewinkel Construction that are not owned by the Altman Companies for a purchase price based on prescribed formulas in the operating agreement of Altman-Glenewinkel Construction.

Under the terms of the operating agreement of the Altman Companies, the venture is being jointly managed by the Company and JA until the Company’s acquisition of the additional 40% equity interest from JA, with the partners sharing decision making authority for all significant operating and financing decisions. To the extent that the parties cannot reach consensus on a matter, the operating agreement generally provides that a third party will resolve such matter; however, for certain decisions, the operating agreement provides that the venture cannot proceed with such matters without approval from both parties.

In connection with its investment in the Altman Companies, the Company acquired interests in the managing member of seven multifamily apartment developments, including four developments in which the Company had previously invested as a non-managing member, for aggregate cash consideration of $8.8 million. In addition, the Company and JA each contributed $2.5 million to ABBX Guaranty, LLC, a newly formed joint venture established to provide guarantees on the indebtedness and construction cost overruns of new real estate joint ventures formed by the Altman Companies.

Summarized Financial Information of Certain Unconsolidated Real Estate Joint Ventures

The tables below set forth financial information, including condensed statements of financial condition and operations, related to the Addison on Millenia joint venture (in thousands):

	December 31,
	2018	2017
Assets
Cash	$68	427
Properties and equipment	-	40,381
Other assets	86	117
Total assets	$154	40,925
Liabilities and Equity
Notes payable	$-	27,139
Other liabilities	12	2,161
Total liabilities	12	29,300
Total equity	142	11,625
Total liabilities and equity	$154	40,925

	For the Years Ended December 31,
	2018	2017	2016
Net gains on sales of real estate assets	$22,203	-	-
Other revenue	3,858	1,303	-
Total revenues	$26,061	1,303	-
Total expenses	(2,266)	(1,794)	-
Net earnings (losses)	$23,795	(491)	-
Equity in net earnings of unconsolidated real estate joint venture - The Addison at Millenia Investment, LLC	$9,283	(146)	-

The tables below set forth financial information, including condensed statements of financial condition and operations, related to the Hialeah Communities joint venture (in thousands):

	December 31,
	2018	2017
Assets
Cash	$675	1,750
Real estate inventory	-	221
Properties and equipment	-	-
Other assets	-	137
Total assets	$675	2,108
Liabilities and Equity
Notes payable	$-	161
Other liabilities	277	1,347
Total liabilities	277	1,508
Total equity	398	600
Total liabilities and equity	$675	2,108

	For the Years Ended December 31,
	2018	2017	2016
Total revenues	$406	80,407	84,860
Costs of sales	(64)	(51,072)	(62,315)
Other expenses	(44)	(5,134)	(4,562)
Net earnings (losses)	$298	24,201	17,983
Equity in net earnings of unconsolidated real estate joint venture - Hialeah Communities, LLC	$55	11,043	8,476

11.    Property and Equipment

The Company’s property and equipment consisted of the following (in thousands):

	December 31,
	2018	2017
Land, building and building improvements	$80,887	67,538
Leasehold improvements	41,278	32,419
Office equipment, furniture, fixtures and software	86,759	74,261
Transportation	3,097	670
	212,021	174,888
Accumulated depreciation	(72,393)	(62,959)
Property and equipment, net	$139,628	111,929

The Company’s selling, general and administrative expenses and cost of trade sales for the years ended December 31, 2018, 2017, and 2016 included approximately $20.2 million,  $15.6 million, and $11.7 million, respectively, of depreciation expense.

12.    Goodwill and Intangible Assets

Goodwill

The activity in the balance of the Company’s goodwill was as follows (in thousands):

	For the Years Ended December 31,
	2018	2017	2016
Balance, beginning of period	$39,482	6,731	7,601
Acquisitions	1,727	35,164	-
Impairment losses	(3,961)	(2,413)	(870)
Balance, end of period	$37,248	39,482	6,731

The Company recognized $1.7 million of goodwill in connection with the acquisition of an operating business through a loan foreclosure during the year ended December 31, 2018 and $35.2 million of goodwill in connection with the acquisition of IT’SUGAR during the year ended December 31, 2017. The goodwill associated with IT’SUGAR is included in the Company’s IT’SUGAR reportable segment, while the remaining goodwill relates to operating businesses included in the “Other” category for segment reporting.

During the years ended December 31, 2018, 2017, and 2016, the Company determined that the fair values of certain of its operating businesses in the confectionery industry were below their respective carrying values as of the applicable testing dates and recognized goodwill impairment losses of $4.0 million, $2.4 million, and $0.9 million, respectively. As described in Note 2, the goodwill impairment losses recognized during the year ended December 31, 2018 and 2017 were measured based on the excess of the applicable reporting unit’s carrying value over its fair value, while the loss recognized during the year ended December 31, 2016 was measured based on the excess of the carrying amount of the reporting unit’s goodwill over its implied goodwill as of the testing date.

The decline in the fair value of these operating businesses in the confectionary industry and the related recognition of goodwill impairment losses primarily resulted from ongoing losses in these operations and various strategic initiatives related to such businesses, including the consolidation of manufacturing facilities, a reduction in corporate personnel and infrastructure, and the elimination of various unprofitable brands.

Intangible Assets

The Company’s intangible assets consisted of the following (in thousands):

	December 31,
Class	2018	2017
Intangible assets:
Management contracts	$61,293	61,293
Trademarks	8,522	8,471
Customer relationships	70	70
Lease premium	2,313	2,313
Franchise agreements	740	640
Other	777	777
	73,715	73,564
Accumulated amortization	(4,005)	(3,115)
Total intangible assets	$69,710	70,449

Management contracts are indefinite-lived intangible assets and are not amortized.

Trademarks and customer relationships are amortized using the straight-line method over their expected useful lives, which range from 12 to 20 years.

The off-market lease intangibles are amortized using the straight-line method over the remaining lease terms following the acquisition date of the related lease agreements, which is 5 to 9 years.

The Company has entered into franchise agreements with a franchisor, and the costs related to these agreements are amortized using the straight-line method over their expected useful lives, which range from 7 to 10 years.

Amortization Expense

The Company’s selling, general and administrative expenses for the years ended December 31, 2018, 2017 and 2016 included approximately $0.8 million, $0.9 million and $0.9 million, respectively, of amortization expense associated with intangible assets.

The table below sets forth the estimated aggregate amortization expense of intangible assets during each of the five years subsequent to December 31, 2018 (in thousands):

Years Ending December 31,	Total
2019	799
2020	799
2021	778
2022	725
2023	647

Impairment Testing

The Company tests amortizable intangible assets for recoverability whenever events or changes in circumstances indicate that the carrying amount of an intangible asset, or an asset group which includes an intangible asset, may not be recoverable. Due to ongoing losses associated with certain of the Company’s operating businesses in the confectionery industry and strategic initiatives related to such businesses, as described above, the Company tested certain asset groups associated with these businesses for recoverability during the years ended December 31, 2018, 2017 and 2016 and determined that the carrying amounts of certain asset groups exceeded the estimated undiscounted future cash flows expected to result from the use of such assets during the years ended December 31, 2017 and 2016. As a result, during the years ended December 31, 2017 and 2016, the Company recognized intangible asset impairment losses of $1.9 million and $1.5 million, respectively. The Company did not recognize any intangible asset impairment losses during the year ended December 31, 2018. The intangible asset impairment losses were measured based on the amount by which the carrying amounts of the intangible assets exceeded their respective estimated fair values.

Valuation Methods for Goodwill and Intangible Asset Impairment Testing

The Company utilizes a discounted cash flow methodology as well as the guideline public company market approach method to determine the fair value of its goodwill and indefinite-lived intangible assets. The discounted cash flow methodology establishes fair value by estimating the present value of the projected future cash flows to be generated from reporting units or asset groups. The discount rate applied to the projected future cash flows to arrive at the present value is intended to reflect all risks of ownership and the associated risks of realizing the stream of projected future cash flows. The Company generally used a five to ten-year period in computing discounted cash flow values. The most significant assumptions used in the discounted cash flow methodology are the discount rate, the terminal value, and the forecast of future cash flows. The guideline public company method determines fair value based upon the consideration of trading prices of publicly held stocks of comparable companies. The significant inputs are enterprise value to revenue and enterprise value to earnings before interest, taxes, depreciation and amortization (“EBITDA”). Based on the inputs, multiples of revenue and EBITDA are derived to approximate the fair value of the reporting unit.

To the extent that impairment testing was required, the Company estimated the fair values of certain of its trademark and customer relationship intangible assets. The relief from royalty valuation method, a form of the income approach, was used to estimate the fair value of trademarks. The fair value of trademarks was determined by calculating the present value of the expected future estimated royalty payments that would have to be paid if the trademarks were not owned. The fair value of the net royalties saved was estimated based on discounted cash flows at a risk adjusted discount rate. The multi-period excess earnings method, a form of the income approach, was used to estimate the fair value of customer relationships. The multi-period excess earnings method isolates the expected cash flows attributable to the customer relationship intangible asset and discounts these cash flows at a risk adjusted discount rate.

Inherent in the Company’s determinations of fair value are certain judgments and estimates relating to future cash flows, including the Company’s assessment of current economic indicators and market valuations, and assumptions about the Company’s strategic plans with regard to its operating businesses. Due to the uncertainties associated with such evaluations, actual results could differ materially from such estimates.

Other

During the year ended December 31, 2018, the Company ceased operations at its candy manufacturing facility in Utah and incurred various costs in connection with this initiative, including severance costs for certain employees. In addition, the Company remains liable under its lease agreement for the manufacturing facility, which has estimated future minimum rental payments of $2.1 million as of December 31, 2018, and has recognized a lease liability of $1.0 million that is included in other liabilities in the Company’s consolidated statement of financial condition as of December 31, 2018.  The Company is also continuing to evaluate its wholesale businesses in the confectionery industry. To the extent that the Company decides to divest of or otherwise exit certain of these operations, the Company may recognize additional impairment charges and incur additional costs in future periods. As of December 31, 2018, the net book value of the Company’s wholesale businesses in the confectionery industry was $5.7 million.

13.     Debt

The table below sets forth the contractual minimum principal payments of debt during each of the five years subsequent to December 31, 2018 and thereafter (in thousands):

	Notes	Receivable	Receivable
	Payable and	Backed	Backed	Junior
	and Other	Notes Payable -	Notes Payable -	Subordinated
	Borrowings	Recourse	Non-recourse	Debentures	Total
2019	$68,159	-	-	-	68,159
2020	13,251	-	-	-	13,251
2021	84,462	7,262	-	-	91,724
2022	11,916	12,346	-	-	24,262
2023	2,423	30,617	-	-	33,040
Thereafter	23,013	26,449	389,064	177,129	615,655
	203,224	76,674	389,064	177,129	846,091
Unamortized debt issuance costs	(2,337)	-	(6,807)	(1,200)	(10,344)
Unamortized purchase discount	-	-	-	(39,504)	(39,504)
Total Debt	$200,887	76,674	382,257	136,425	796,243

The minimum contractual payments set forth in the table above may differ from actual payments due to the timing of principal payments required upon (1) the sale of real estate assets that serve as collateral on certain debt (release payments) and (2) cash collections of pledged or transferred notes receivable.

Notes Payable and Other Borrowings

The table below sets forth information regarding the Company’s notes payable and other borrowings (dollars in thousands):

	December 31, 2018			December 31, 2017
			Carrying			Carrying
			Amount of			Amount of
	Debt	Interest	Pledged	Debt	Interest	Pledged
	Balance	Rate	Assets	Balance	Rate	Assets
Bluegreen:
2013 Notes Payable	$28,125	5.50%	$22,878	$46,500	5.50%	$29,403
Pacific Western Term Loan	-	-	-	2,715	6.72%	9,884
Fifth Third Bank Note	3,834	5.34%	7,892	4,080	4.36%	8,071
NBA Line of Credit	-	-	-	5,089	4.75%	15,260
NBA Éilan Loan	25,603	5.60%	35,615	-	-	-
Fifth Third Syndicated
Line of Credit	55,000	5.27%	92,415	20,000	4.27%	75,662
Fifth Third Syndicated
Term Loan	22,500	5.37%	27,724	23,750	4.32%	23,960
Unamortized debt
issuance costs	(1,671)			(1,940)
Total Bluegreen	$133,391			$100,194

Other:
Community Development
District Obligations	$24,583	4.25-6.00%	$23,778	$21,435	4.50-6.00%	$26,803
TD Bank Term Loan and
Line of Credit	8,117	5.47%	(1)	12,890	4.02%	(1)
Anastasia Note Payable	-	-		1,471	5.00%	(1)
Iberia $50.0 million
Revolving Line of Credit	30,000	5.35%	(2)	-	-	-
Iberia $5.0 million Revolving
Line of Credit	-	-	-	3,820	4.12%	(1)
Banc of America Leasing
& Capital Equipment Note	555	4.75%	(3)	-	-	-
Unsecured Note	3,400	6.00%	(4)	3,400	6.00%	(4)
Other	1,507	5.25%	1,968	1,544	5.25%	1,993
Unamortized debt
issuance costs	(666)			(640)
Total other	$67,496			$43,920

Total notes payable and
other borrowings	$200,887			$144,114

(1)	The collateral is a blanket lien on the respective company’s assets.
(2)	The collateral is membership interests in Woodbridge having a value of not less than $100.0 million.
(3)	The collateral is a security interest in the equipment financed by the underlying note. Additionally, IT’SUGAR is guarantor on the note.
(4)	BBX Capital is guarantor on the note.

Bluegreen

2013 Notes Payable – In March 2013, Bluegreen issued $75.0 million of senior secured notes (the “2013 Notes Payable”) in a private financing transaction. The 2013 Notes Payable are secured by certain of Bluegreen’s assets, including the cash flows from the residual interests relating to certain term securitizations and the VOI inventory in the BG Club 36 resort in Las Vegas, Nevada. Pursuant to the terms of the 2013 Notes Payable, Bluegreen is required to periodically pledge reacquired VOI inventory in the BG Club 36 resort. Bluegreen may also pledge additional residual interests from other term securitizations. In September 2016, the 2013 Notes Payable were amended to reduce the interest rate from 8.05% to 5.50%. The 2013 Notes Payable mature in March 2020. The terms of the 2013 Notes Payable include certain covenants and events of default, which Bluegreen’s management considers to be customary for transactions of this type. The proceeds from the 2013 Notes Payable were used to fund a portion of the consideration paid to Bluegreen’s former shareholders in connection with BBX Capital’s acquisition of all of Bluegreen’s then-outstanding shares in April 2013.

Pacific Western Term Loan - Bluegreen had a non-revolving term loan with Pacific Western Bank (the “Pacific Western Term Loan”) that was secured by unsold inventory and undeveloped land at the Bluegreen Odyssey Dells Resort. During the year ended December 31, 2018, Bluegreen repaid in full the then outstanding balance of the Pacific Western Term Loan.

Fifth Third Bank Note Payable - In April 2008, Bluegreen entered into a note payable with Fifth Third Bank (the “Fifth Third Bank Note Payable”) to finance an acquisition of real estate. The Fifth Third Bank Note Payable matures in August 2021. Principal and interest on amounts outstanding under the Fifth Third Bank Note Payable are payable monthly through maturity. The interest rate under the note equals the 30-day LIBOR plus 3.00%.

NBA Line of Credit. Bluegreen/Big Cedar Vacations had a revolving line of credit with NBA (the “NBA Line of Credit”) with a borrowing limit of $20 million. The NBA Line of Credit provided for a revolving advance period expiring in September 2020 and maturity in March 2025 and was secured by unsold inventory and a building under construction at Bluegreen/Big Cedar Vacations’ The Cliffs at Long Creek Resort. During the year ended December 31, 2018, Bluegreen repaid in full the then outstanding balance of the NBA Line of Credit.  In connection with such repayment, availability under the NBA Receivables Facility described below was increased by $20.0 million, and there is no further availability under this line.

NBA Éilan Loan – In April 2018, Bluegreen purchased the Éilan Hotel & Spa in San Antonio, Texas for approximately $34.3 million.  In connection with the acquisition, Bluegreen entered into a non-revolving acquisition loan with NBA (the “NBA Éilan Loan”). The NBA Éilan Loan provides for advances of up to $27.5 million, $24.3 million of which was used to fund the acquisition of the resort, $1.7 million of which was used to fund certain improvement costs, and up to an additional $1.5 million, which may be drawn upon through April 2019, to fund certain future improvement costs. Principal payments will be effected through release payments from sales of VOIs at the Éilan Hotel & Spa that serve as collateral for the NBA Éilan Loan, subject to a minimum amortization schedule, with the remaining balance due at maturity in April 2023. Borrowings under the NBA Éilan Loan bear interest at an annual rate equal to one-month LIBOR plus 3.25%, subject to a floor of 4.75%.

Fifth Third Syndicated Line of Credit and Fifth Third Syndicated Term Loan - In December 2016, Bluegreen entered into a $100.0 million syndicated credit facility with Fifth Third Bank as administrative agent and lead arranger and certain other bank participants as lenders. The facility includes a $75.0 million revolving line of credit (the “Fifth Third Syndicated Line of Credit”) and a $25.0 million term loan (the “Fifth Third Syndicated Term Loan”) with quarterly amortization requirements. Amounts borrowed under the facility generally bear interest at LIBOR plus 2.75% - 3.75% depending on Bluegreen’s leverage ratio, are collateralized by certain of Bluegreen’s VOI inventory, sales center buildings, management fees and short-term receivables, and will mature in December 2021.

Other Notes Payable

Community Development District Obligations - A community development district or similar development authority (“CDD”) is a unit of local government created under various state and/or local statutes to encourage planned community development and allow for the construction of infrastructure improvements through alternative financing sources, including the tax-exempt bond markets. A CDD is generally created through the approval of the local city or county in which the CDD is located and is controlled by a Board of Supervisors representing the landowners within the CDD. In connection with the Company’s development of the Beacon Lakes Community, The Meadow View at Twin Creeks CDD (the “Beacon Lakes CDD”) was formed by St. Johns County, Florida to use bond financing to fund construction of infrastructure improvements at the Beacon Lakes Community. The Beacon Lakes CDD issues bonds periodically to fund ongoing construction of the Beacon Lakes Community, and in February 2019, November 2018 and November 2016, the Beacon Lakes CDD issued $8.1 million, $16.5 million and $21.4 million, respectively, of bonds.

The obligation to pay principal and interest on the bonds issued by the Beacon Lakes CDD is assigned to each parcel within the CDD, and the Beacon Lakes CDD has a lien on each parcel. If the owner of the parcel does not pay this obligation, the Beacon Lakes CDD can foreclose on the lien. The CDD bond obligations, including interest and the associated lien on the property, are typically payable, secured and satisfied by revenues, fees or assessments levied on the property benefited.

The total amount of CDD bond obligations outstanding with respect to the Beacon Lakes Community was $24.6 million as of December 31, 2018. The assessments to be levied by the CDD are fixed or determinable amounts.  The CDD bond obligations outstanding as of December 31, 2018 have fixed interest rates ranging from 4.25% to 6.00% and mature at various times during the years 2026 through 2049. The Company at its option has the ability to repay a specified portion of the bonds at the time that it sells developed lots in the Beacon Lakes Community.

Upon the issuance of CDD bond obligations by the Beacon Lakes CDD, the Company records an obligation for the CDD bond obligations with a corresponding increase in other assets. The CDD bonds are secured by a lien on the Beacon Lakes property which is included in “Real Estate” in the Company’s Consolidated Statement of Financial Condition with a carrying amount of $23.8 million as of December 31, 2018. The Company relieves the CDD bond obligation associated with a particular parcel when the purchaser of the property assumes the obligation which occurs automatically upon such purchaser’s acquisition of the property or upon repayment by the Company. Included in “Other Assets” in the Company’s Consolidated Statement of Financial Condition as of December 31, 2018 and 2017 was $11.4 million and $9.5 million, respectively, of funds that the Company does not have the right of setoff on the Company’s CDD bond obligations. Construction funds receivable associated with the CDD bond obligations is reduced with a corresponding increase in real estate inventory when the CDD disburses the funds to contractors for the construction of infrastructure improvements.

Toronto-Dominion Commercial Bank (“TD Bank”) Term Loan and Line of Credit - Renin maintains a credit facility with TD Bank. Under the terms and conditions of the credit facility, TD Bank provides term loans for up to $1.7 million and loans under a revolving credit facility for up to approximately $16.3 million based on available collateral, as defined in the facility, and subject to Renin’s compliance with the terms and conditions of the facility, including certain specific financial covenants.

Amounts outstanding under the revolving credit facility bear interest at the Canadian or United States Prime Rate plus a margin of 1.00% per annum or the three-month LIBOR rate plus a margin of 2.75% per annum. Outstanding principal on the revolving credit facility is payable one-year from the date of the advance. As of December 31, 2018, the amount outstanding under the revolving credit facility was $7.0 million and is scheduled to mature in September 2019.

The term loans were funded in three tranches aggregating $1.6 million through July 2017. Amounts outstanding under the term loans bear interest at fixed interest rates ranging from 5.8% to 6.2% for one-year from the date of the applicable drawdown for each loan. Annually, the fixed interest rates adjust to a variable rate based on Canadian or United States Prime Rate plus a margin of 1.00% per annum or the three-month LIBOR rate plus a margin of 2.75% per annum. The amounts outstanding under the term loans mature between June 2020 and July 2022.

Amounts outstanding under the term loans and borrowings under the revolving credit facility require monthly interest payments.

Under the terms and conditions of the TD Bank credit facility, Renin is required to comply with certain financial covenants, including a quarterly debt service coverage ratio and a quarterly total debt to tangible net worth ratio, as defined in the facility. The facility also contains customary affirmative and negative covenants, including those that, among other things, limit the ability of Renin to incur liens or engage in certain asset dispositions, mergers or consolidations, dissolutions, liquidations or winding up of its businesses. The credit facility is collateralized by all of Renin’s assets.

Anastasia Note Payable – In 2014, the Company acquired the outstanding common shares of Anastasia Confections, LLC (“Anastasia”), an operating business in the confectionery industry, and a portion of the purchase price was funded through the issuance of a $7.5 million note payable to the seller (the “Anastasia Note Payable”) that was guaranteed by the Company. During the year ended December 31, 2018, the Company repaid in full the then outstanding balance of the Anastasia Note Payable.

Iberia $50.0 million Revolving Line of Credit - On March 6, 2018, BBX Capital, BCC, Woodbridge, and certain other wholly-owned subsidiaries of the Company entered into a Loan and Security Agreement and related agreements with

Iberiabank (“Iberia”), as administrative agent and lender, and City National Bank of Florida, as lender, which provide for a $50.0 million revolving line of credit. Amounts borrowed under the facility accrue interest at a floating rate of 30-day LIBOR plus a margin of 3.0% to 3.75% or the Prime Rate plus a margin of 1.50% to 2.25%. The applicable margin is based on BBX Capital’s debt to EBITDA ratio. Payments of interest only will be payable monthly. The facility matures, and all outstanding principal and interest will be payable, on March 6, 2020, with a twelve month renewal option at BBX Capital’s request, subject to the satisfaction of certain conditions. The facility is secured by a pledge of a percentage of BBX Capital’s membership interests in Woodbridge having a value of not less than $100 million. Borrowings under the facility may be used for business acquisitions, real estate investments, stock repurchases, letters of credit and general corporate purposes.

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

In January 2019, the Company repaid the $30.0 million outstanding balance on the facility as of December 31, 2018.

Iberia $5.0 million Revolving Line of Credit – A wholly-owned subsidiary of the Company previously had a revolving line of credit with Iberia that was secured by the assets of various subsidiaries and guaranteed by BBX Capital.  During the year ended December 31, 2018, the Company repaid in full the then outstanding balance of the line of credit.

Banc of America Leasing & Capital Equipment Note – In September 2018, IT’SUGAR entered into a Master Loan and Security Agreement with Banc of America Leasing & Capital, LLC which sets forth the terms and conditions pursuant to which IT’SUGAR may borrow funds to purchase equipment under one or more equipment security notes. The agreement contains customary representations and covenants. Each equipment note constitutes a separate, distinct and independent financing of equipment, is secured by a security interest in the purchased equipment, and is an unconditional contractual obligation of IT’SUGAR. As of December 31, 2018, there was one equipment note outstanding with a balance of $0.6 million. The equipment note bears interest at a fixed rate of 4.75% per annum and is payable in 36 consecutive monthly principal and interest installments of $18,516 with a maturity date of September 2021. The equipment note is subject to a prepayment charge equal to one percent of the amount prepaid multiplied by the number of years or fraction thereof for the then remaining equipment note term.

Bank of America Revolving Line of Credit - In August 2018, IT’SUGAR entered into a revolving credit facility with Bank of America. Under the terms and conditions of the credit facility, Bank of America has agreed to provide a revolving line of credit to IT’SUGAR for up to $4.0 million based on available collateral, as defined by the credit facility, and subject to IT’SUGAR’s compliance with the terms and conditions of the credit facility, including certain specific financial covenants. The revolving credit facility is available through August 2021, and amounts outstanding bear interest at a LIBOR daily floating rate plus 1.50% or a monthly LIBOR rate subject to the terms and conditions of the credit facility. Payments of interest only are payable monthly. There were no borrowings outstanding under the credit facility as of December 31, 2018.

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

Unsecured Note – In October 2017, a wholly-owned subsidiary of the Company issued a $3.4 million unsecured note to the seller of real estate to the Chapel Trail real estate joint venture, in which the subsidiary has a 46.75% equity interest. The unsecured note was part of the subsidiary’s initial capital contribution to the venture. The note is not secured by the Company’s equity interest in the joint venture or the venture’s underlying property, and BBX Capital guarantees the repayment of the unsecured note. The unsecured note accrues interest at a fixed rate of 6.0% per annum, with monthly interest only payments, and matures in October 2022.

Other – Other notes payable is a term loan payable by a wholly-owned subsidiary of the Company. The loan had an outstanding balance of $1.5 million as of December 31, 2018 and 2017, respectively, and is collateralized by land and buildings that had a carrying value of $2.0 million as of December 31, 2018 and 2017.  The Company is a guarantor on this note payable.

Receivable-Backed Notes Payable

The table below sets forth information regarding Bluegreen’s receivable-backed notes payable facilities (dollars in thousands):

	December 31, 2018			December 31, 2017
			Principal			Principal
			Balance of			Balance of
			Pledged/			Pledged/
	Debt	Interest	Secured	Debt	Interest	Secured
	Balance	Rate	Receivables	Balance	Rate	Receivables
Receivable-backed notes
payable - recourse:
Liberty Bank Facility	$17,654	5.25%	$22,062	$24,990	5.00%	$30,472
NBA Receivables Facility	48,414	5.27%	57,805	44,414	4.10%	53,730
Pacific Western Facility	10,606	5.52%	13,730	15,293	6.00%	19,516
Total	$76,674		$93,597	$84,697		$103,718

Receivable-backed notes
payable - non-recourse:
KeyBank/DZ Purchase Facility	$-	-	$-	$16,144	4.31%	$19,866
Quorum Purchase Facility	40,074	4.75-5.50%	45,283	16,771	4.75-6.90%	18,659
2012 Term Securitization	15,212	2.94%	16,866	23,227	2.94%	25,986
2013 Term Securitization	27,573	3.20%	29,351	37,163	3.20%	39,510
2015 Term Securitization	44,230	3.02%	47,690	58,498	3.02%	61,705
2016 Term Securitization	63,982	3.35%	72,590	83,142	3.35%	91,348
2017 Term Securitization	83,513	3.12%	95,877	107,624	3.12%	119,582
2018 Term Securitization	114,480	4.02%	125,916	-	-	-
Unamortized debt issuance costs	(6,807)	-	-	(6,148)		-
Total	$382,257		$433,573	$336,421		$376,656
Total receivable-backed debt	$458,931		$527,170	$421,118		$480,374

Liberty Bank Facility – Since 2008, Bluegreen has maintained a revolving VOI notes receivable hypothecation facility (the “Liberty Bank Facility”) with Liberty Bank which provides for advances on eligible receivables pledged under the Liberty Bank Facility, subject to specified terms and conditions, during a revolving credit period. On March 12, 2018, the Liberty Bank Facility was amended and restated to extend the revolving credit period from March 2018 to March 2020, extend the maturity date from November 2020 until March 2023, and amend the interest rate on borrowings as described below. Subject to its terms and conditions, the Liberty Bank Facility provides for advances of (i) 85% of the unpaid principal balance of Qualified Timeshare Loans assigned to agent, and (ii) 60% of the unpaid principal balance of Non-Conforming Qualified Timeshare Loans assigned to agent, during the revolving credit period of the facility. Maximum permitted outstanding borrowings under the Liberty Bank Facility are $50.0 million, subject to the terms of the facility. Through March 31, 2018, borrowings under the Liberty Bank Facility accrued interest at the Wall Street Journal (“WSJ”) Prime Rate plus 0.50% per annum, subject to a 4.00% floor. Pursuant to the March 2018 amendment to the Liberty Bank Facility, effective April 1, 2018, all borrowings outstanding under the facility accrue interest at an annual rate equal to the WSJ Prime Rate, subject to a 4.00% floor. Subject to the terms of the facility, principal and interest on borrowings under the Liberty Bank Facility are paid as cash is collected on the pledged receivables, with the remaining balance being due by maturity.

NBA Receivables Facility. Bluegreen/Big Cedar Vacations has a revolving VOI hypothecation facility (the “NBA Receivables Facility”) with NBA. The NBA Receivables Facility provides for advances at a rate of 85% on eligible receivables pledged under the facility, subject to eligible collateral and specified terms and conditions, during a revolving credit period expiring in 2020 and allows for maximum borrowings of up to $70.0 million. The maturity date for the facility is March 2025. The interest rate applicable to future borrowings under the NBA Receivables Facility is equal to the 30-day LIBOR plus 2.75% (with an interest rate floor of 3.50%). Subject to the terms of the facility, principal and interest payments received on pledged receivables are applied to principal and interest due under the facility, with the remaining outstanding balance being due by maturity.

Pacific Western Facility - Bluegreen has a revolving VOI notes receivable hypothecation facility (the “Pacific Western Facility”) with Pacific Western Bank, which provides for advances on eligible VOI notes receivable pledged under the facility, subject to specified terms and conditions, during a revolving credit period. Maximum outstanding borrowings under the Pacific Western Facility are $40.0 million, subject to eligible collateral and customary terms and conditions. On August 15, 2018, the Pacific Western Facility was amended to extend the revolving advance period from September 2018 to September 2021, extend the maturity date from September 2021 until September 2024 (in each case subject to an additional 12-month extension at the option of Pacific Western Bank). Eligible “A” VOI notes receivable that meet certain eligibility and FICO score requirements, which Bluegreen’s believes are typically consistent with loans originated under its current credit underwriting standards, are subject to an 85% advance rate. The Pacific Western Facility also allows for certain eligible “B” VOI notes receivable (which have less stringent FICO score requirements) to be funded at a 53% advance rate. In addition, pursuant to the amendment, effective September 21, 2018, all borrowings outstanding under the Pacific Western facility accrue interest at an annual rate equal to 30-day LIBOR plus 3.00%; provided, however, that a portion of the borrowings, to the extent such borrowings are in excess of established debt minimums, will accrue interest at 30-day LIBOR plus 2.75%.  Subject to the terms of the facility, principal repayments and interest on borrowings under the Pacific Western Facility are paid as cash is collected on the pledged VOI notes receivable, subject to future required decreases in the advance rates after the end of the revolving advance period, with the remaining outstanding balance being due by maturity.

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

Quorum Purchase Facility - Bluegreen and Bluegreen/Big Cedar Vacations have a VOI notes receivable purchase facility (the “Quorum Purchase Facility”) with Quorum Federal Credit Union (“Quorum”), pursuant to which Quorum agreed to purchase eligible VOI notes receivable in an amount of up to an aggregate $50.0 million purchase price, subject to certain conditions precedent and other terms of the facility. On April 6, 2018, the Quorum Purchase Facility was amended to extend the revolving purchase period from June 30, 2018 to June 30, 2020, and provided for a fixed interest rate of 4.95% per annum on advances made through September 30, 2018. The interest rate on advances made after September 30, 2018 under the Quorum Purchase Facility will be set at the time of funding based on rates mutually agreed upon by all parties. The amendment also reduced the loan purchase fee from 0.50% to 0.25% and extended the maturity of the Quorum Purchase Facility from December 2030 to December 2032. Of the amounts outstanding under the Quorum Purchase Facility at December 31, 2018, $4.0  million accrues interest at a rate per annum of 4.75%, $31.1 million accrues interest at a rate per annum of 4.95%,  $2.5 million accrues interest at a rate per annum of 5.0%, and $2.0 million accrues interest at a rate per annum of 5.5%. The Quorum Purchase Facility provides for an 85% advance rate on eligible receivables sold under the facility; however, Quorum can modify this advance rate on future purchases subject to the terms and conditions of the Quorum Purchase Facility. Eligibility requirements for VOI notes receivable sold include, among others, that the obligors under the VOI notes receivable sold be members of Quorum at the time of the note sale. Subject to performance of the collateral, Bluegreen or Bluegreen/Big Cedar Vacations, as applicable, will receive any excess cash flows generated by the VOI notes receivable transferred to Quorum under the facility (excess meaning after payments of customary fees, interest, and principal under the facility) on a pro-rata basis as borrowers make payments on their VOI notes receivable. While ownership of the VOI notes receivable included in the Quorum Purchase Facility is transferred and sold for legal purposes, the transfer of these VOI notes receivable is accounted for as a secured borrowing for financial reporting purposes. The facility is nonrecourse.

2017 Term Securitization – On June 6, 2017, Bluegreen completed a private offering and sale of approximately $120.2 million of investment grade, VOI receivable-backed notes (the “2017 Term Securitization”). The 2017 Term Securitization consisted of the issuance of two tranches of VOI receivable-backed notes: approximately $88.8 million of Class A notes and approximately $31.4 million of Class B notes with note interest rates of 2.95% and 3.59%, respectively, which blended to an overall weighted average note interest rate of approximately 3.12%. The gross advance rate for this transaction was 88%.  The notes mature in October 2032.

The amount of the VOI notes receivable sold to BXG Receivables Note Trust 2017 (the “2017 Trust”) was approximately $136.5 million. The gross proceeds of such sales to the 2017 Trust were $120.2 million. A portion of the proceeds was used to repay KeyBank and DZ $32.3 million, representing all amounts then outstanding (including accrued interest) under the KeyBank/DZ Purchase Facility, repay Liberty Bank approximately $26.8 million (including accrued interest) under Bluegreen’s existing facility with Liberty Bank, capitalize a reserve fund, and pay fees and expenses associated with the transaction.  In April 2017, Bluegreen, as servicer, redeemed the notes related to BXG Receivables Note Trust 2010-A for approximately $10.0 million, and certain of the VOI notes receivable in such trust were sold to the 2017 Trust in connection with the 2017 Term Securitization.  The remainder of the proceeds from the 2017 Term Securitization were used by Bluegreen for general corporate purposes.

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

2018 Term Securitization - In October 2018, Bluegreen completed the 2018 Term Securitization, a private offering and sale of approximately $117.7 million of investment-grade, VOI receivable-backed notes (the "Notes"), including approximately $49.8 million of Class A Notes, approximately $33.1 million of Class B Notes and approximately $34.8 million of Class C Notes with interest rates of 3.77%,  3.95% and 4.44%, respectively, which blends to an overall weighted average interest rate of approximately 4.02%. The gross advance rate for this transaction was 87.2%. The Notes mature in February 2034.

The amount of the VOI notes receivables sold to BXG Receivables Note Trust 2018 (the “Trust”) was approximately $135.0 million, approximately $109.0 million of which was sold to the Trust at closing, approximately $23.9 million of which was subsequently sold to the 2018 Trust in 2018, and the remainder of which was sold to the Trust in January 2019. The gross proceeds of such sales to the Trust were approximately $117.7 million. A portion of the proceeds received at the closing was used to: repay KeyBank and DZ Bank approximately $49.2 million, representing all amounts outstanding (including accrued interest) under the KeyBank/DZ Purchase Facility; repay Liberty Bank approximately $20.4 million under Liberty Bank Facility; repay Pacific Western Bank approximately $7.1 million under the Pacific Western Bank Facility; capitalize a reserve fund; and pay fees and expenses associated with the transaction. The remainder of the proceeds from the 2018 Term Securitization are were used for general corporate purposes.

While ownership of the VOI receivables included in the 2018 Term Securitization is transferred and sold for legal purposes, the transfer of these VOI receivables is accounted for as a secured borrowing for financial accounting purposes. Accordingly, no gain or loss was recognized as a result of the transaction.

Subject to performance of the collateral, Bluegreen will receive any excess cash flows generated by the receivables transferred under the 2018 Term Securitization (meaning excess cash after payments of customary fees, interest, and principal under the 2018 Term Securitization) on a pro-rata basis as borrowers make payments on their VOI loans.

Other Non-Recourse Receivable-Backed Notes Payable – In addition to the above described facilities, Bluegreen has a number of other nonrecourse receivable-backed notes payable facilities, as set forth in the table above. During 2018, Bluegreen repaid $51.0 million under these additional receivable-backed notes payable facilities During 2018, Bluegreen repaid $62.0 million under these additional receivable-backed notes payable facilities, including the payment in full of the notes payable issued in connection with the 2010 Term Securitization. During 2017, Bluegreen wrote off the related unamortized debt issuance cost of $0.3 million.

Junior Subordinated Debentures

The table below sets forth information regarding the Company’s junior subordinated debentures (dollars in thousands):

	December 31,
	2018		2017
		Effective		Effective
	Carrying	Interest	Carrying	Interest	Maturity
	Amounts	Rates (1)	Amounts	Rates (1)	Years (2)
Woodbridge - Levitt Capital Trusts I - IV	$66,302	6.20 - 6.65%	$66,302	5.14 - 5.19%	2035 - 2036
Bluegreen Statutory Trusts I - VI	110,827	7.32 - 7.70%	110,827	6.18 - 6.59%	2035 - 2037
Unamortized debt issuance costs	(1,200)		(1,272)
Unamortized purchase discount	(39,504)		(40,443)
Total junior subordinated debentures	$136,425		$135,414

(1)	The Company’s junior subordinated debentures bear interest at three-month LIBOR (subject to quarterly adjustment) plus a spread ranging from 3.80% to 4.90%.
(2)	All of the junior subordinated debentures were eligible for redemption by Woodbridge and Bluegreen, as applicable, as of December 31, 2018 and 2017.

Woodbridge and Bluegreen have each formed statutory business trusts (collectively, the “Trusts”), each of which issued trust preferred securities and invested the proceeds thereof in junior subordinated debentures of Woodbridge and Bluegreen, respectively. The Trusts are VIEs in which Woodbridge and Bluegreen, as applicable, are not the primary beneficiaries. Accordingly, the Company and its subsidiaries do not consolidate the operations of these Trusts; instead, the beneficial interests in the Trusts are accounted for under the equity method of accounting. Included in other assets as of December 31, 2018 and 2017 was $2.1 million of equity in the Trusts. Interest on the junior subordinated debentures and distributions on the trust preferred securities are payable quarterly in arrears at the same interest rate.

During January 2017, Woodbridge purchased approximately $11.1 million of Levitt Capital Trust II (“LCTII”) trust preferred securities for $6.7 million and purchased approximately $7.7 million of Levitt Capital Trust III (“LCTIII”) trust preferred securities for $4.7 million, and in February 2017, Woodbridge delivered the purchased securities to the respective trusts in exchange for the cancellation of $11.1 million of Woodbridge’s junior subordinated debentures held by LCTII and $7.7 million of Woodbridge’s junior subordinated debentures held by LCTIII. As a result, in February 2017, Woodbridge recognized a $6.9 million gain associated with the cancellation of the notes, which is included in net gains on cancellation of junior subordinated debentures in the Company’s consolidated statement of operations for the year ended December 31, 2017.

Debt Compliance and Amounts Available under Credit Facilities

As of December 31, 2018, BBX Capital and its subsidiaries were in compliance with all financial debt covenants under its debt instruments.

As of December 31, 2018, Bluegreen had availability of approximately $193.3 million under its receivable-backed purchase and credit facilities, inventory lines of credit, and corporate credit line, subject to eligible collateral and the terms of the facilities, as applicable. As of December 31, 2018, BBX Capital and its other subsidiaries had availability of approximately $31.4 million under revolving lines of credit, subject to eligible collateral and the terms of the facilities, as applicable.

14.    Income Taxes

The Company’s United States and foreign components of income before income taxes are as follows (in thousands):

	For the Years Ended December 31,
	2018	2017	2016
U.S.	$88,284	92,115	78,579
Foreign	(852)	486	407
Total	$87,432	92,601	78,986

The Company’s provision for income taxes consisted of the following (in thousands):

	For the Years Ended December 31,
	2018	2017	2016
Current:
Federal	$676	1,211	(339)
State	3,519	1,767	1,014
	4,195	2,978	675
Deferred:
Federal	22,824	(14,368)	36,404
State	4,620	1,688	(689)
	27,444	(12,680)	35,715
Provision (benefit) for income taxes	$31,639	(9,702)	36,390

The table below sets forth a reconciliation of the Company's expected Federal income tax provision to the actual provision for income taxes (dollars in thousands):

	For the Years Ended December 31,
	2018(1)		2017(1)		2016(1)
Income tax provision at expected
federal income tax rate	$18,360	21.00%	$32,410	35.00%	$27,646	35.00%
Increase (decrease) resulting from:
Provision for state taxes, net of federal effect	6,446	7.37	3,607	3.90	529	0.67
Effect of federal rate change-2017 tax reform	-	-	(45,267)	(48.88)	-	-
Taxes related to noncontrolling interests in subsidiaries not consolidated for income tax purposes	(2,519)	(2.88)	(4,467)	(4.82)	(3,432)	(4.35)
Nondeductible executive compensation	8,421	9.63	4,309	4.65	7,301	9.24
Bluegreen initial public offering	-	-	1,467	1.58	-	-
SEC penalty	-	-	(1,593)	(1.72)	-	-
Increase in valuation allowance	266	0.30	25	0.03	3,807	4.82
Other – net	665	0.76	(193)	(0.21)	539	0.68
Provision (benefit) for income taxes	$31,639	36.18%	$(9,702)	(10.47)%	$36,390	46.06%

(1)	Expected tax is computed based upon income before income taxes.

The Company’s deferred income taxes consisted of the following significant components (in thousands):

	December 31,
	2018	2017	2016
Deferred tax assets:
Allowance for loan losses, tax certificate losses and
write-downs for financial statement purposes	$29,969	25,604	43,729
Federal and State NOL and tax credit carryforward (1)	97,102	132,650	194,051
Real estate valuation	7,519	9,117	16,828
Share based compensation	-	24	232
Property and equipment	-	1,642	3,015
Other	7,394	7,365	11,183
Total gross deferred tax assets	141,984	176,402	269,038
Valuation allowance (1)	(86,533)	(86,267)	(107,169)
Total deferred tax assets	55,451	90,135	161,869
Deferred tax liabilities:
Installment sales treatment of notes	104,126	100,717	152,074
Intangible assets	14,162	14,322	24,501
Junior subordinated debentures	9,378	9,144	16,349
Deferral of VOI sales and costs under timeshare accounting	8,654	10,071	15,150
Property and equipment	3,351	-	-
Other	2,143	3,849	5,469
Total gross deferred tax liabilities	141,814	138,103	213,543
Net deferred tax liability	(86,363)	(47,968)	(51,674)
Less net deferred tax liability at beginning of period	47,968	51,674	15,939
Reclassify alternative minimum tax credit to other assets	11,169	-	-
Bluegreen initial public offering	-	11,988	-
Cumulative effect for excess tax benefits recognized in
accumulated earnings associated with share based compensation	-	(3,054)	-
Other	(235)	-	-
Less change in net deferred tax liability for amounts included
in other comprehensive income	17	40	20
(Provision) benefit for deferred income taxes	$(27,444)	12,680	(35,715)

(1)

Federal and state NOLs and the related valuation allowances at December 31, 2017 and 2016 were decreased by $16.0 million and $24.6 million, respectively, from amounts reflected in the Company’s prior period financial statements to reflect the write-off of NOLs subject to the Section 382 limitation that cannot be utilized before expiration (which is discussed in further detail below).

Impact of the Tax Reform Act

On December 22, 2017, the Tax Reform Act was signed into law. In addition to changes or limitations to certain tax deductions, including limitations on the deductibility of interest payable to related and unrelated lenders and further limiting deductible executive compensation, the Tax Reform Act permanently lowered the federal corporate tax rate to 21% from the previous maximum rate of 35%, effective for tax years commencing January 1, 2018. As a result of the Tax Reform Act, SAB 118 and ASU 2018-05 were issued to address the application of ASC 740 in situations in which an entity does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. Under this guidance, an entity may record provisional amounts for the impact of the Tax Reform Act which may be revised during a one year “measurement period.” In accordance with this guidance, the Company remeasured its net deferred tax liabilities in the fourth quarter of 2017 due to the reduction of the corporate tax rate to 21% and recorded a provisional tax benefit of $45.3 million in its statement of operations for the year ended December 31, 2017. During the year ended December  31, 2018, the Company completed its analysis of the tax effects of the Tax Reform Act and reduced the provisional tax benefit recognized for the year ended December 31, 2017 by $2.8 million as a result of its analysis of the impact of the Tax Reform Act had on the deductibility of certain compensation to covered employees. The recognition of this adjustment during the year ended December 31, 2018 increased the Company’s effective tax rate from 33.0% to 36.2%.

The Tax Reform Act also repealed the alternative minimum tax effective in 2018 and allows credits associated with the alternative minimum tax to be applied to fully offset regular income taxes. Any credits that are not used to reduce regular income taxes are refundable at 50% for the years 2019 through 2020 and 100% refundable in 2021. The Company has alternative minimum tax credit carryforwards of $11.2 million as of December 31, 2018 that were reclassified from deferred tax liabilities to other assets in the Company’s consolidated statement of financial condition as of December 31, 2018.

Valuation Allowance on Deferred Tax Assets

The Company evaluates its deferred tax assets to determine if valuation allowances are required. In the evaluation, management considers net operating loss (“NOL”) carryback availability, expectations of sufficient future taxable income, trends in earnings, existence of taxable income in recent years, the future reversal of temporary differences, and available tax planning strategies that could be implemented, if required. Valuation allowances are established based on the consideration of all available evidence using a more likely than not standard. Based on the Company’s evaluations, which are discussed in further detail below, the deferred tax valuation allowances increased by $0.3 million and $25,000 for the year ended December 31, 2018 and 2017, respectively. The $25,000 increase in the deferred tax valuation allowance as of December 31, 2017 is in addition to the decrease in the valuation allowance of $25.7 million from the permanent reduction in the corporate tax rate from 35% to 21%.

As of December 31, 2018, the Company has established a valuation allowance of $86.4 million relating to the deferred tax asset of $97.1 million for federal and state NOL and tax credit carryforwards, as the Company’s ability to utilize a portion of these carryforwards to reduce future tax liability income is subject to significant limitations. The table below sets forth information regarding the federal and state NOL and tax credit carryforwards and the applicable valuation allowance as of December 31, 2018 (in thousands):

	Federal and
	State	Gross		Net
	NOL and	Deferred		Deferred
	Credit	Tax	Valuation	Tax
	Carryforward	Asset	Allowance	Asset	Year Expires
Florida NOL-BBX	$20,878	907	-	907	2030-2034
Non-Florida State NOLs	224,300	10,135	2,403	7,732	2019-2038
Federal NOL SRLY Limitation	227,595	47,795	47,795	-	2026-2034
Florida NOL SRLY Limitation	750,987	32,630	32,630	-	2026-2034
Other Federal tax credits-SRLY Limitation	2,372	2,372	2,372	-	2025-2031
Federal NOL Section 382 Limitation	8,674	1,822	-	1,822	2023-2029
Florida NOL Section 382 Limitation	5,639	245	-	245	2024-2029
Canadian NOL	4,045	1,011	1,011	-	2033-2038
Canadian capital losses	1,477	185	185	-	Do not expire
Total		$97,102	86,396	10,706

The Company evaluated all positive and negative evidence available as of the reporting date, including tax planning strategies, the ability to file a consolidated return with its subsidiaries, the expected future reversal of existing taxable temporary differences, and expected future taxable income (primarily from Bluegreen) exclusive of reversing temporary differences and carry forwards. Based on this evaluation, the Company has determined that it is more likely than not that it will be able to realize $10.7 million of the deferred tax asset that is attributed to the Company’s federal and state NOL and credit carryforwards.

As of December 31, 2018, the Company had estimated Florida NOL carryforwards of approximately $20.9 million which expire from 2030 through 2034. These NOLs are not subject to any limitation and can be applied to the taxable income of any subsidiary of the Company. No valuation allowance is needed for these NOLs.

As of December 31, 2018, Bluegreen had non-Florida state NOL carryforwards of $224.3 million which expire from 2019 through 2038. These NOLs can only be utilized against Bluegreen’s (or a subsidiary of Bluegreen) income allocable to the state in which the NOL was generated. A valuation allowance is maintained for those state NOLs where the NOL is not more likely than not realizable.

As of December 31, 2018, the Company had federal and Florida NOL carryforwards and federal tax credit carryforwards that can only be utilized if the separate entity that generated them has separate company taxable income (“SRLY NOL Limitation”). These carryforwards cannot be utilized against most of the Company’s subsidiaries’ taxable income, including Bluegreen. As such, a full valuation allowance has been established for these carryforwards.

In addition, as a result of the Company’s merger with Woodbridge in September 2009, the Company experienced a “change of ownership” as that term is defined in the Internal Revenue Code. This change of ownership resulted in a significant limitation of the amount of the Company’s pre-merger NOLs that can be utilized by the Company annually (the “Section 382 limitation”). The federal and Florida annual limit is approximately $788,000 and $513,000, respectively. As a result, the amounts in the table represent the NOLs that more likely than not can be utilized before expiration.

As of December 31, 2018, BBX Capital’s Canadian subsidiaries had NOL carryforwards. As the Canadian operation has had cumulative taxable losses in recent years, a full valuation allowance has been applied to these NOL carryforwards. In addition, one of the Canadian subsidiaries has a capital loss carryforward that can only be used to reduce capital gains, and the tax on Canadian capital gains is 50% of the Canadian tax rate. Canadian capital loss carryforwards do not expire. A full valuation allowance is maintained for the Canadian capital loss carryforward as it is unlikely that the Canadian subsidiary will generate capital gains in the future.

Other

On September 21, 2009, the Company adopted a shareholder rights agreement aimed at protecting its ability to use available NOLs to offset future taxable income. See Note 18 for additional information regarding the Company’s rights agreement.

The Company evaluates its tax positions based upon guidelines of ASC 740, which clarifies the accounting for uncertainty in tax positions. Based on an evaluation of uncertain tax provisions, the Company is required to measure tax benefits based on the largest amount of benefit that is greater than 50% likely of being realized upon settlement.  There were no  unrecognized tax benefits at December 31, 2018, 2017 or 2016.

The Company is no longer subject to federal or Florida income tax examinations by tax authorities for tax years before 2015. Several of the Company’s subsidiaries are no longer subject to income tax examinations in certain state, local and non-U.S. jurisdictions for tax years before 2013.

Certain of the Company’s state income tax filings are under routine examination. While there is no assurance as to the results of these audits, the Company does not currently anticipate any material adjustments in connection with these examinations.

15.    Commitments and Contingencies

Litigation Matters

In the ordinary course of business, BBX Capital and its subsidiaries are parties to lawsuits as plaintiff or defendant involving its operations and activities. Bluegreen is subject to claims or proceedings from time to time relating to the purchase, sale, marketing, or financing of VOIs and other business activities. Additionally, from time to time in the ordinary course of business, the Company is involved in disputes with existing and former employees, vendors, taxing jurisdictions and various other parties and also receives individual consumer complaints and complaints through regulatory and consumer agencies, including Offices of State Attorneys General. The Company takes these matters seriously and attempts to resolve any such issues as they arise.

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

In connection with the Eleventh Circuit Court of Appeals’ reversal of certain judgments in the first trial, which became final on January 31, 2017, and the resolution of the matter in favor of BCC and Mr. Levan in the second trial, BBX Capital received legal fees and costs reimbursements from its insurance carrier of approximately $8.6 million as well as the release of the $4.6 million penalty assessed against BCC in the first trial. The legal fees and costs reimbursements and the release of the penalty are reflected in the Company’s statement of operations in reimbursements of litigation costs and penalty for the year ended December 31, 2017. The Company received an additional $0.6 million of legal fees and costs reimbursements during the year ended December 31, 2018.

The following is a description of certain ongoing litigation matters:

BBX Capital Litigation

There were no material pending legal proceedings against BBX Capital or its subsidiaries excluding Bluegreen as of December 31, 2018.

Bluegreen Litigation

On August 24, 2016, Whitney Paxton and Jeff Reeser filed a lawsuit against Bluegreen Vacations Unlimited, Inc. (“BVU”), a wholly-owned subsidiary of Bluegreen, and certain of its employees (collectively, the “Defendants”) seeking to establish a class action of former and current employees of BVU and alleging violations of plaintiffs’ rights under the Fair Labor Standards Act of 1938 (the “FLSA”) and breach of contract. The lawsuit also sought damages in the amount of the unpaid compensation owed to the plaintiffs. The court granted preliminary approval of class action in September 2017 to conditionally certify collective action and facilitate notice to potential class members be granted with respect to certain employees and denied as to others. In February 2019, the parties agreed to settle the matter for an immaterial amount. It is expected that the court will approve the settlement and the dismissal of the lawsuit after the settlement documents are fully prepared and executed.

On September 22, 2017, Stephen Potje, Tamela Potje, Sharon Davis, Beafus Davis, Matthew Baldwin, Tammy Baldwin, Arnor Lee, Angela Lee, Gretchen Brown, Paul Brown, Jeremy Estrada, Emily Estrada, Michael Oliver, Carrie Oliver, Russell Walters, Elaine Walters, and Mike Ericson, individually and on behalf of all other similarly situated, filed a purported class action lawsuit against Bluegreen which asserts claims for alleged violations of the Florida Deceptive and Unfair Trade Practices Act and the Florida False Advertising Law. In the complaint, the plaintiffs alleged the making of false representations in connection with Bluegreen’s sales of VOIs, including representations regarding the ability to use points for stays or other experiences with other vacation providers, the ability to cancel VOI purchases and receive a refund of the purchase price and the ability to roll over unused points, and that annual maintenance fees would not increase. The purported class action lawsuit was dismissed without prejudice after mediation. However, on or about April 24, 2018, plaintiffs re-filed their individual claims in Palm Beach County Circuit Court. Bluegreen intends to file a motion for summary judgment seeking dismissal of the suit.

On January 4, 2018, Gordon Siu, individually and on behalf of all others similarly situated, filed a lawsuit against BVU and Choice Hotels International, Inc. which asserted claims for alleged violations of California law that relates to the recording of telephone conversations with consumers. Plaintiff alleged that, after staying at a Choice Hotels resort, defendants placed a telemarketing call to plaintiff to sell the Choice Hotels customer loyalty program and a vacation package at a Choice Hotel via the Bluegreen Getaways vacation package program. Plaintiff alleged that he was not timely informed that the phone conversation was being recorded and sought certification of a class comprised of other persons recorded on calls without their consent within one year before the filing of the original complaint.  After BVU moved to dismiss the complaint, plaintiff amended his complaint to dismiss one of the two causes of action in the original complaint on the basis that that particular statute only concerns land line phones. Plaintiff and Choice agreed to a confidential settlement, and Choice was dismissed from this lawsuit. On November 22, 2018, the parties agreed to settle the matter for a nominal amount. In January 2019, the settlement was approved, and the case is now closed.

On June 28, 2018, Melissa S. Landon, Edward P. Landon, Shane Auxier and Mu Hpare, individually and on behalf of all others similarly situated, filed a purported class action lawsuit against the Company and BVU asserting claims for alleged violations of the Wisconsin Timeshare Act, Wisconsin law prohibiting illegal referral selling, and Wisconsin law prohibiting illegal attorney’s fee provisions. Plaintiffs allegations include that Bluegreen failed to disclose the identity of the seller of real property at the beginning of Bluegreen’s initial contact with the purchaser; that Bluegreen misrepresented who the seller of the real property was; that Bluegreen misrepresented the buyer’s right to cancel; that Bluegreen included an illegal attorney’s fee provision in the sales document(s); that Bluegreen offered an illegal “today only” incentive to purchase; and that Bluegreen utilizes an illegal referral selling program to induce the sale of VOIs. Plaintiffs seek certification of a class consisting of all persons who, in Wisconsin, purchased from Bluegreen one or more VOIs within six years prior to the filing of this lawsuit. Plaintiffs seek statutory damages, attorneys’ fees and injunctive relief. Bluegreen believes the lawsuit is without merit and intends to vigorously defend the action. Bluegreen has filed a motion to dismiss the complaint, which is pending.

On January 7, 2019, Shehan Wijesinha filed a purported class action lawsuit alleging violations of the Telephone Consumer Protection Act. It is alleged that BVU called plaintiff’s cell phone for telemarketing purposes using an automated dialing system and that plaintiff did not give BVU his express written consent to do so. Plaintiffs seek certification of a class comprised of other persons in the United States who received similar calls from or on behalf of BVU without the person’s consent. Plaintiffs seeks monetary damages, attorneys’ fees, and injunctive relief. Bluegreen believes the lawsuit is without merit and intends to vigorously defend the action.

On January 7, 2019, Debbie Adair and thirty-four other timeshare purchasers filed a lawsuit against BVU and Bass Pro alleging violations of the Tennessee Consumer Protection Act, the Tennessee Time-share Act, the California Time-Share Act, fraudulent misrepresentation for failure to make certain required disclosures, fraudulent inducement for inducing purchasers to remain under contract past rescission, unauthorized practice of law, civil conspiracy, unjust enrichment, and breach of contract. Plaintiffs seek rescission of their contracts, money damages, including statutory treble damages, or in the alternative, punitive damages in an amount not less than $0.5 million. Bluegreen believes the lawsuit is without merit and intends to vigorously defend the action. Bluegreen has agreed to indemnify Bass Pro with respect to the claims brought against Bluegreen in this proceeding.

Commencing in 2015, it came to Bluegreen’s attention that its collection efforts with respect its VOI notes receivable were being impacted by a then emerging, industry-wide trend involving the receipt of  “cease and desist” letters from exit firms and their attorneys purporting to represent certain VOI owners. Following receipt of these letters, Bluegreen is unable to contact the owners unless allowed by law. Bluegreen believes these exit firms have encouraged such owners to become delinquent and ultimately default on their obligations and that such actions and Bluegreen’s inability to contact the owners are a primary contributor to the increase in its annual default rates. Bluegreen’s average annual default rates have increased from 6.9% in 2015 to 8.4% in 2018. Bluegreen also estimates that approximately 14.4% of the total delinquencies on its VOI notes receivable as of December 31, 2018 related to VOI notes receivable subject to this issue. Bluegreen has in a number of cases pursued, and may in the future pursue, legal action against the VOI owners, and in certain circumstances against the exit firms.

On December 21, 2018, Bluegreen and BVU filed a lawsuit against timeshare exit firm Totten Franqui and certain other affiliated timeshare exit companies (“TPEs”). In the compliant, Bluegreen argues that through various forms of deceptive advertising, as well as inappropriate direct contact with VOI owners, the TPEs made false statements about Bluegreen and provided misleading information to the VOI owners. Bluegreen also believes that the TPEs induce Bluegreen’s VOI owners to breach their contracts and stop making payments to Bluegreen, which typically results in a default on the VOI note and termination of the VOI. Thereafter, the TPEs, despite often times doing no more than encouraging non-payment, claim that they “helped” the consumer “exit” their timeshare contract.  Bluegreen believes that all of this results in the consumer paying fees to the TPEs in exchange for illusory services. Bluegreen has asserted claims under the Lanham Act, as well as tortious interference with contractual relations, civil conspiracy to commit tortious interference, and other claims.

Commitments under Operating Leases

The Company and its subsidiaries are lessees under various operating leases for real estate and equipment.

The table below sets forth the approximate minimum future rental payments under such leases (excluding executory costs) during each of the five years subsequent to December 31, 2018 and thereafter (in thousands):

Years Ending December 31,	Amount
2019	$26,871
2020	24,525
2021	23,022
2022	20,682
2023	17,564
Thereafter	41,299
Total	$153,963

Certain of the Company’s leases give the Company options to renew the lease at a stipulated rental amount for additional five to seven year periods.

The Company’s selling, general and administrative expenses and cost of trade sales included the following rental expenses (in thousands):

	For the Years Ended December 31,
	2018	2017	2016
Rental expense for premises and equipment	$41,079	30,832	18,706

Other Commitments, Contingencies, and Guarantees

In lieu of paying maintenance fees for unsold VOI inventory, Bluegreen provides subsidies to certain HOAs to provide for funds to operate and maintain vacation ownership properties in excess of assessments collected from owners of the VOIs. During the years ended December 31, 2018, 2017 and 2016, Bluegreen made payments related to such subsidies of $13.9 million, $12.6 million, and $13.9 million, respectively, which are included in cost of other fee-based services. As of December 31, 2018 and 2017, Bluegreen had no accrued liabilities for such subsidies.

In August 2016, BBX Capital entered into a severance arrangement with a former executive pursuant to which the executive is entitled to receive $3.7 million in cash payments over a three year period ending in August 2019. As of December 31, 2018, $0.7 million remained payable under this arrangement.

In September 2017, Bluegreen entered into an agreement with a former executive in connection with his retirement. Pursuant to the terms of the agreement, Bluegreen agreed to make payments totaling approximately $2.9 million through March 2019. As of December 31, 2018, $0.8 million remained payable under this agreement. Further, in December 2018, Bluegreen entered into an agreement with another executive in connection with his retirement. Pursuant to the terms of the agreement, Bluegreen agreed to make payments totaling approximately $2.0 million through December 2019, all of which remained payable as of December 31, 2018.

In March 2018, Bluegreen’s compensation committee approved in principle the material terms of an Executive Leadership Incentive Plan (the “ELIP”), which provides for the grant of cash-settled performance units (“Performance Units”) and cash-settled stock appreciation rights (“SARs”) to participants in the ELIP. It is contemplated that each participant will be granted award opportunities representing a percentage of his or her base salary (the “Target LTI”). In the case of certain of Bluegreen’s executive officers, the award will be divided 30% to SARs and 70% to Performance Units. For other participants, including certain of Bluegreen’s senior vice presidents, certain vice presidents, and certain other employees, the award will be 100% in Performance Units. Performance Units will represent the right of the recipient to receive a cash payment based on the achievement of levels of EBITDA and return on invested capital (“ROIC”) during a two-year period. SARs granted under the ELIP, upon exercise after vesting, will entitle the holder to a cash payment in an amount equal to the excess of the market price of Bluegreen’s common stock on the date of exercise over the exercise price of the SAR. The SARs will vest in equal annual installments on the first, second, and third anniversary of the date of grant and have a five-year term. In March 2018, Bluegreen’s compensation committee approved grants of 639,643 SARs, of which 559,194 remain outstanding as of December

31, 2018, at an exercise price of $19.72 per share to certain of Bluegreen’s officers, as well as Performance Units to receive up to approximately $7.4 million in 2020 to certain members of management, depending on actual results for the two years ending December 31, 2019. In addition, the ELIP includes an interim award based on 2018 EBITDA performance and cash generation, payable in 2019. As of December 31, 2018, Bluegreen had $3.4 million accrued for the ELIP, which is included in other liabilities in the Company’s consolidated statement of financial condition.

Bluegreen has an exclusive marketing agreement with Bass Pro, a nationally-recognized retailer of fishing, marine, hunting, camping and sports gear, that provides Bluegreen with the right to market and sell vacation packages at kiosks in each of Bass Pro’s retail locations and through other means. As of December 31, 2018, Bluegreen sold vacation packages in 69 of Bass Pro’s stores. Bluegreen compensates Bass Pro based on VOI sales generated through the program. No compensation is paid to Bass Pro under the agreement on sales made at Bluegreen/Big Cedar Vacations’ resorts. During the years ended December 31, 2018, 2017 and 2016, VOI sales to prospects and leads generated by the agreement with Bass Pro accounted for approximately 14%,  15% and 16%, respectively, of Bluegreen’s VOI sales volume.  Bluegreen has continued to meet with Bass Pro’s leadership in an effort to resolve the issues which arose between the parties in 2017 and 2018. While there is no assurance that a resolution will be reached, Bluegreen remains optimistic that it will achieve a resolution of the outstanding issues. Bluegreen is hopeful that the resolution will address the timing of entry into the Cabela’s stores and an extension of the parties’ agreements. If reached, the resolution may include a restructuring of the amount and timing of compensation paid to Bass Pro. In the meantime, Bluegreen continues to execute its vacation package marketing strategy under the current agreement with Bass Pro. While Bluegreen does not believe that any material additional amounts are due to Bass Pro, Bluegreen’s future results would be impacted if the issues are not resolved and by any change in the compensation payable to Bass Pro or the calculation of payments or reimbursements utilized pursuant to the agreements.

BBX Capital guarantees certain obligations of its wholly-owned subsidiaries and unconsolidated real estate joint ventures, including the following:

•

BBX Capital is a guarantor of 50% of the outstanding balance of a third party loan to the Sunrise and Bayview Partners, LLC real estate joint venture, which had an outstanding balance of $5.0 million as of December 31, 2018.

•

BBX Capital is the guarantor of a $1.5 million note payable owed to Centennial Bank by a wholly-owned subsidiary. The note payable is collateralized by property and equipment with a carrying amount of approximately $2.0 million.

•

In October 2017, a wholly-owned subsidiary of BBX Capital issued a $3.4 million unsecured note to the seller of real estate to the Chapel Grove joint venture in which the subsidiary has a 46.75% equity interest. The unsecured note was part of the subsidiary’s initial capital contribution to the Chapel Trail real estate joint venture. The note is not secured by the joint venture property, and BBX Capital guarantees the repayment of the unsecured note.

•

BBX Capital’s wholly-owned subsidiary, Food for Thought Restaurant Group, LLC, enters into lease agreements to operate MOD Super-Fast Pizza (“MOD Pizza”) restaurant locations. As of December 31, 2018, BBX Capital is a guarantor on four of the lease agreements with estimated future minimum rental payments of $5.0 million.

BBX Capital is a guarantor on the lease of a manufacturing facility in Utah. The Company exited the manufacturing facility during 2018 and recognized a lease liability on the cease-use date. As of December 31, 2018, the lease liability was $1.0 million and is included in other liabilities in the Company’s consolidated statement of financial condition.

16.    Stock Incentive Plans

Restricted Stock and Stock Options Plans

The Company has three share-based compensation plans: the BBX Capital Corporation 2014 Incentive Plan (the “2014 Plan”), the BBX Capital 2005 Restricted Stock and Option Plan, and the BBX Capital 2014 Stock Incentive Plan. The BBX Capital 2005 Restricted Stock and Option Plan and the BBX Capital 2014 Stock Incentive Plan are collectively referred to as the “BCC Equity Plans.”

As described in Note 4, the Company assumed the BCC Equity Plans upon consummation of the merger with BCC on December 15, 2016. Pursuant to the Merger Agreement, awards outstanding under the BCC Equity Plans at December 15, 2016, including options and restricted stock awards, continue to be outstanding and governed by the

BCC Equity Plans, except that such awards were converted into BBX Capital’s options or restricted stock awards, as applicable. As a result, pursuant to the terms of the Merger Agreement, 5,090,354 restricted shares of BBX Capital’s Class A Common Stock and non-qualifying stock options to acquire 35,716 shares of BBX Capital’s Class A Common Stock were issued on December 15, 2016. No further awards will be granted under the BCC Equity Plans.

The maximum term of incentive and non-qualifying stock options issuable under the 2014 Plan is ten years. Vesting is established by the Compensation Committee of the board of directors in connection with each grant of options or restricted stock awards. There were no options issued or outstanding under the 2014 Plan as of December 31, 2018.

The 2014 Plan permits the issuance of awards for up to 800,000 shares of the Company’s Class A Common Stock and up to 10,700,000 shares of the Company’s Class B Common Stock. Awards for up to 317,776 shares of Class A Common Stock and 1,923,975 shares of Class B Common Stock remained available for grant under the 2014 Plan as of December 31, 2018, although in January 2019, awards of 1,923,975 restricted shares of the Company’s Class B Common Stock were granted to the Company’s executive officers under the 2014 Plan.

Compensation cost for stock options and restricted stock awards is based on the fair value of the award on the measurement date, which is generally the grant date. The fair value of the Company’s stock options is estimated using the Black-Scholes option-pricing model, while the fair value of unvested restricted stock awards is generally based on the market price of the Company’s common stock on the grant date. The Company recognizes compensation costs on a straight-line basis over the requisite service period of the awards, and the impact of forfeitures are recognized when they occur.

Stock Option Activity

There were no options granted to employees or non-employee directors during the three-year period ended December 31, 2018.

The table below sets forth information on the Company’s outstanding options:

		Weighted	Weighted
		Average	Average	Aggregate
	Outstanding	Exercise	Remaining	Intrinsic
	Options	Price	Contractual Term	Value ($000)
Outstanding at December 31, 2017	27,346	$8.98	0.43	-
Exercised	(27,346)	8.98		6
Forfeited	-	0.00
Expired	-	0.00
Outstanding at December 31, 2018	-	$0.00	0.00
Exercisable at December 31, 2018	-	$0.00	0.00
Available for grant at December 31, 2018	2,241,751

During the years ended December 31, 2018, 2017 and 2016, the Company received net proceeds of approximately $245,000,  $63,000 and $10,000, respectively, upon the exercise of stock options, and the total intrinsic value of exercised options during such periods was $6,000, $881,000, and $143,000, respectively.

Restricted Stock Activity

The table below sets forth information regarding the Company’s unvested restricted stock award activity for the year ended December 31, 2018:

		Weighted
	Unvested	Average
	Restricted	Grant Date
	Stock	Fair Value
Unvested balance outstanding, beginning of period	4,994,515	$3.39
Granted	1,487,051	8.70
Vested	(3,295,020)	3.92
Forfeited	-	-
Unvested balance outstanding, end of period	3,186,546	$5.32

The Company issued restricted stock awards to certain officers during the years ended December 31, 2018 and 2016, while there were no restricted stock awards issued during the year ended December 31, 2017. The table below sets forth information regarding the restricted stock awards granted during the years ended December 31, 2018 and 2016:

			Per Share
			Weighted Average
		Number of	Grant Date	Requisite
Grant Date		Awards Granted	Fair Value	Service Period (3)
12/15/2016	(2)	5,090,354	$2.74	1.63 Years
12/22/2016	(1)	1,823,565	4.3	4 years
1/9/2018	(1)	1,487,051	8.7	4 years

(1)	The awards are issuable in shares of BBX Capital’s Class B Common Stock.
(2)

Pursuant to the Merger Agreement, the Company assumed and adopted the BCC Equity Plans as of December 15, 2016 and 942,657 shares of BCC’s restricted stock units were retired in exchange for the issuance of restricted stock units with respect to approximately 5.1 million shares of BBX Capital's Class A Common Stock.

(3)	The awards vest ratably in annual installments over the requisite service period.

In addition to the above awards, on January 8, 2019, the Company’s Compensation Committee of the board of directors granted awards of 1,923,975 restricted shares of BBX Capital’s Class B Common Stock to the Company’s executive officers under the 2014 Plan. The aggregate grant date fair value of the January 2019 awards was $11.8 million, and the shares vest ratably in annual installments of approximately 481,000 shares over four periods beginning on October 1, 2019.

Between September 30, 2018 through October 5, 2018, award recipients surrendered a total of 789,729 shares of Class A Common Stock and 505,148 shares of Class B Common Stock to the Company to satisfy the $9.4 million tax withholding obligation associated with the vesting of 3,295,020 restricted shares. The Company retired the surrendered shares.

The fair value of shares of BBX Capital’s restricted stock awards which vested during the years ended December 31, 2018, 2017 and 2016 was $24.0 million, $45.2 million and $10.3 million, respectively, while the fair value of shares of BCC restricted stock awards which vested during the year ended December 31, 2016 was $10.0 million.

The Company recognized restricted stock compensation expense related to BBX Capital restricted stock awards of approximately $12.9 million, $12.3 million and $6.4 million during the years ended December 31, 2018, 2017, and 2016, respectively, and recognized tax benefits of $0.4 million and $0.8 million for the years ended December 31, 2017 and 2016, respectively. There were no tax benefits recognized on restricted stock compensation expense for these awards for the year ended December 31, 2018. The Company also recognized restricted stock compensation expense and tax benefits related to BCC restricted stock awards of $6.1 million and $0.7 million, respectively, during the year ended December 31, 2016.

As of December 31, 2018, the total unrecognized compensation cost related to the Company’s unvested restricted stock awards was approximately $14.9 million. The cost is expected to be recognized over a weighted-average period of approximately 2.17 years.

17.    Employee Benefit Plans and Incentive Compensation Program

Defined Contribution 401(k) Plan

BBX Capital and its subsidiaries sponsor four Employee Retirement Plans under Internal Revenue Code Section 401(k). Although there are variations in the eligibility requirements under such plans, employees who have completed 90 days of service and have reached the age of 21 are generally eligible to participate in the Company’s 401(k) plans. For the year ending December 31, 2018, an eligible employee under the plan was entitled to contribute up to $18,500, while an eligible employee over 50 years of age was entitled to contribute up to $24,500. During the years ended December 31, 2018, 2017 and 2016, the Company generally matched 100% of the first 3% of employee contributions and 50% of the next 2% of employee contributions, and the match amounts generally vested immediately. Further, Bluegreen may make additional discretionary matching contributions to its plan not to exceed 4% of each participant’s compensation. For the years ended December 31, 2018, 2017 and 2016, the Company recorded expense for contributions to the 401(k) plans totaling approximately $5.6 million,  $5.7 million, and $5.5 million, respectively.

18.    Common Stock and Redeemable 5% Cumulative Preferred Stock

Common Stock

BBX Capital’s Articles of Incorporation authorize the Company to issue both Class A Common Stock, par value $.01 per share, and Class B Common Stock, par value $.01 per share. Under Florida law and the Company’s Articles of Incorporation, holders of Class A Common Stock and Class B Common Stock vote together as a single class on most matters presented to a vote of the Company’s shareholders. On such matters, holders of Class A Common Stock are entitled to one vote for each share held, with all holders of Class A Common Stock possessing in the aggregate 22% of the total voting power, while holders of Class B Common Stock possess the remaining 78% of the total voting power. If the number of shares of Class B Common Stock outstanding decreases to 1,800,000 shares, the Class A Common Stock’s aggregate voting power will increase to 40%, and the Class B Common Stock will have the remaining 60%. If the number of shares of Class B Common Stock outstanding decreases to 1,400,000 shares, the Class A Common Stock’s aggregate voting power will increase to 53%, and the Class B Common Stock will have the remaining 47%. These relative voting percentages will remain fixed unless the number of shares of Class B Common Stock outstanding decreases to 500,000 shares or less, at which time the fixed voting percentages will be eliminated, and holders of Class A Common Stock and holders of Class B Common Stock would then each be entitled to one vote per share held. Each share of Class B Common Stock is convertible into one share of Class A Common Stock at any time at the option of the holder. The percentage of total common equity represented by Class A and Class B common stock was 84% and 16%, respectively, at December 31, 2018.

On September 21, 2009, the Company adopted a rights agreement (“Rights Agreement”) designed to preserve shareholder value and protect its ability to use available net operating loss carryforwards to offset future taxable income. The Rights Agreement provides a deterrent to shareholders from acquiring a 5% or greater ownership interest in BBX Capital’s Class A Common Stock and Class B Common Stock, taken as a whole, without the prior approval of the board of directors. Shareholders of the Company at September 21, 2009 were not required to divest any shares.

Share Repurchase Program

In September 2009, the board of directors approved a share repurchase program which authorized the repurchase of up to 20,000,000 shares of BBX Capital’s Class A and Class B Common Stock at an aggregate cost of no more than $10.0 million. Under this program, BBX Capital repurchased 1.0 million shares of its Class A Common Stock for approximately $3.0 million during April 2016 and 1.0 million shares of its Class A Common Stock for approximately $6.2 million and during April 2017.

In June 2017, the board of directors approved a share repurchase program which replaced the September 2009 share repurchase program and authorizes the repurchase of up to 5,000,000 shares of BBX Capital’s Class A Common Stock and Class B Common Stock at an aggregate cost of up to $35.0 million. As of December 31, 2018,  BBX Capital repurchased 1,521,593 shares of its Class A Common Stock for approximately $10.0 million pursuant to the June 2017 share repurchase program.

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

Redeemable 5% Cumulative Preferred Stock

As of December 31, 2018, the Company has outstanding 10,000 shares of 5% Cumulative Preferred Stock at a stated value of $1,000 per share. The shares of 5% Cumulative Preferred Stock are redeemable at the option of the Company, from time to time, at a redemption price of $1,000 per share. Shares of the 5% Cumulative Preferred Stock are also subject to mandatory redemption as described below. The 5% Cumulative Preferred Stock’s liquidation preference is equal to its stated value of $1,000 per share plus any accumulated and unpaid dividends or an amount equal to the applicable redemption price in a voluntary liquidation or winding up of the Company. Holders of the 5% Cumulative Preferred Stock have no voting rights, except as provided by Florida law, and are entitled to receive, when and as declared by the Company’s board of directors, cumulative quarterly cash dividends on each such share at a rate per annum of 5% of the stated value from the date of issuance. The Company pays regular quarterly cash dividends on its 5% Cumulative Preferred Stock. The 5% Cumulative Preferred Stock is subject to mandatory redemption and accordingly is classified as a liability in the Company’s consolidated statements of financial condition. The Company is required to redeem the preferred shares in $5.0 million annual payments in each of the years ending December 31, 2019 and 2020.

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

For the years ended December 31, 2018, 2017 and 2016, the Company recorded interest expense in its consolidated statements of operations and comprehensive income of $0.9 million,  $1.2 million and $1.2 million, respectively, of which $562,500 was paid in 2018 and $750,000 was paid during each of 2017 and 2016 as dividends on the 5% Cumulative Preferred Stock.

19.    Noncontrolling Interests and Redeemable Noncontrolling Interest

Noncontrolling interests in the Company’s consolidated subsidiaries consisted of the following (in thousands):

	December 31,
	2018	2017
Bluegreen (1)	$41,478	39,271
Bluegreen / Big Cedar Vacations (2)	45,611	43,021
Joint ventures and other	899	(238)
Total noncontrolling interests	$87,988	82,054

The redeemable noncontrolling interest included in the Company’s consolidated statements of financial condition as of December 31, 2018 and 2017 was $2.6 million and $2.8 million, respectively, which is comprised of the 9.6% of IT’SUGAR’s Class B Units that are held by a noncontrolling interest and may be redeemed for cash at the holder’s option upon a contingent event that is outside of the Company’s control.

Income (loss) attributable to noncontrolling interests, including redeemable noncontrolling interests, consisted of the following (in thousands):

	For the Years Ended December 31,
	2018	2017	2016
Bluegreen (1)	$8,566	5,639	-
Bluegreen / Big Cedar Vacations (2)	12,390	12,760	10,126
BCC	-	-	3,060
Joint ventures and other	(265)	(21)	(20)
Net income attributable to noncontrolling interests	$20,691	18,378	13,166

(1)

As a result of Bluegreen’s IPO during the fourth quarter of 2017 and subsequent share repurchases in 2018, the Company owns 90.3% of Bluegreen. Bluegreen was a wholly-owned subsidiary of the Company prior to the Bluegreen IPO.

(2)	Bluegreen has a joint venture arrangement pursuant to which, it owns 51% of Bluegreen/Big Cedar Vacations.

20.    Earnings Per Common Share

The table below sets forth the computations of basic and diluted earnings per common share (in thousands, except per share data):

	For the Years Ended December 31,
	2018	2017	2016
Basic earnings per common share
Numerator:
Net income	$55,793	102,303	42,596
Less: Net income attributable to noncontrolling interests	20,691	18,378	13,166
Net income available to shareholders	$35,102	83,925	29,430

Denominator:
Basic - weighted average number of common share outstanding	95,298	98,745	86,902
Basic earnings per common share	$0.37	0.85	0.34

Diluted earnings per common share
Numerator:
Net income available to shareholders	$35,102	83,925	29,430

Denominator:
Basic weighted average number of common shares outstanding	95,298	98,745	86,902
Effect of dilutive restricted stock awards	2,562	5,171	590
Diluted weighted average number of common shares outstanding	97,860	103,916	87,492
Diluted earnings per common share	$0.36	0.81	0.34

During the years ended December 31, 2018 and 2017, there were no restricted stock awards that were anti-dilutive. During the year ended December 31, 2017, options to acquire 27,346 shares of Class A Common Stock were anti-dilutive. During the year ended December 31, 2016, approximately 55,000 restricted stock awards and options to acquire 35,716 shares of Class A Common Stock were anti-dilutive.

21.    Fair Value Measurement

Fair value is defined as the price that would be received on the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

There are three main valuation techniques to measure the fair value of assets and liabilities: the market approach, the income approach and the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The income approach uses financial models to convert future amounts to a single present amount and includes present value and option-pricing models. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset and is often referred to as current replacement cost.

The accounting literature also defines an input fair value hierarchy that has three broad levels and gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The input fair value hierarchy is summarized below:

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

Level 3: Unobservable inputs for the asset or liability

There were no material assets or liabilities measured at fair value on a recurring or nonrecurring basis in the Company’s consolidated financial statements as of December 31, 2018 and 2017.

Financial Disclosures about Fair Value of Financial Instruments

The tables below set forth information related to the Company’s consolidated financial instruments (in thousands):

			Fair Value Measurements Using
			Quoted prices
	Carrying		in Active	Significant
	Amount	Fair Value	Markets	Other	Significant
	As of	As of	for Identical	Observable	Unobservable
	December 31,	December 31,	Assets	Inputs	Inputs
	2018	2018	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$366,305	366,305	366,305	-	-
Restricted cash	54,792	54,792	54,792	-	-
Loans receivable (1)	6,195	7,388	-	-	7,388
Notes receivable, net	439,167	537,000	-	-	537,000
Financial liabilities:
Receivable-backed notes payable	$458,931	462,400	-	-	462,400
Notes payable and other borrowings	200,887	203,547	-	-	203,547
Junior subordinated debentures	136,425	132,400	-	-	132,400
Redeemable 5% cumulative preferred stock	9,472	9,538	-	-	9,538

			Fair Value Measurements Using
			Quoted prices
	Carrying		in Active	Significant
	Amount	Fair Value	Markets	Other	Significant
	As of	As of	for Identical	Observable	Unobservable
	December 31,	December 31,	Assets	Inputs	Inputs
	2017	2017	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$362,526	362,526	362,526	-	-
Restricted cash	46,721	46,721	46,721	-	-
Loans receivable (1)	19,454	21,125	-	-	21,125
Notes receivable, net	426,858	525,000	-	-	525,000
Notes receivable from preferred
shareholders (2)	5,000	5,000	-	-	5,000
Financial liabilities:
Receivable-backed notes payable	$421,118	425,900	-	-	425,900
Notes payable and other borrowings	144,114	149,438	-	-	149,438
Junior subordinated debentures	135,414	132,000	-	-	132,000
Redeemable 5% cumulative preferred stock	13,974	13,977	-	-	13,977

(1)	Included in other assets in the Company’s consolidated statements of financial condition as of December 31, 2018 and 2017.
(2)	Included in other assets in the Company’s consolidated statements of financial condition as of December 31, 2017.

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

The fair values of other borrowings (other than Bluegreen’s notes payable and other borrowings and Community Development Bonds above) are measured using the income approach with Level 3 inputs obtained by discounting the forecasted cash flows based on estimated market rates.

The fair value of junior subordinated debentures is estimated using Level 3 inputs based on the contractual cash flows discounted at a market rate or based on market price quotes from the over-the-counter bond market.

22.    Certain Relationships and Related Party Transactions

The Company may be deemed to be controlled by Alan B. Levan, the Company’s Chairman and Chief Executive Officer, and John E. Abdo, the Company’s Vice Chairman. Together, Mr. Alan Levan and Mr. Abdo may be deemed to beneficially own shares of the Company’s Class A Common Stock and Class B Common Stock representing approximately 77% of the Company’s total voting power. Mr. Alan Levan and Mr. Abdo also serve as Chairman and Vice-Chairman, respectively, of Bluegreen’s board of directors. Jarett S. Levan, the Company’s President and son of Alan Levan, and Seth M. Wise, the Company’s Executive Vice President, also serve as directors of the Company and Bluegreen.

Woodbridge is a wholly-owned subsidiary of the Company and owns 90.3% of Bluegreen as of December 31, 2018.

During the years ended December 31, 2018, 2017, and 2016, Bluegreen paid or reimbursed the Company $1.6 million, $1.5 million, and $1.3 million, respectively, for management advisory, risk management, administrative and other services. In addition, the Company received $40.4 million,  $40.0 million, and $70.0 million of dividends from Bluegreen during the years ended December 31, 2018, 2017 and 2016, respectively.

During the years ended December 31, 2018 and 2017, Bluegreen paid $0.9 million and $0.6 million, respectively, for the acquisition of VOI inventory from a company whose president is the son of David L. Pontius,  Bluegreen’s former Executive Vice President and Chief Operating Officer.

In April 2015, pursuant to a Loan Agreement and Promissory Note, a wholly-owned subsidiary of Bluegreen provided an $80.0 million loan to BBX Capital. Amounts outstanding on the loan bore interest at a rate of 10% per annum until July 2017 when the interest rate was reduced to 6% per annum. Payments of interest are required on a quarterly basis, with the entire $80.0 million principal balance and accrued interest being due and payable in April 2020. BBX Capital is permitted to prepay the loan in whole or in part at any time, and prepayments will be required, to the extent necessary, in order for Bluegreen or its subsidiaries to remain in compliance with covenants under outstanding indebtedness. During the years ended December 31, 2018, 2017, and 2016, BBX Capital paid $4.8 million, $6.4 million, and $8.0 million, respectively, of interest expense on the loan to Bluegreen. The interest expense is eliminated in consolidation in the Company’s consolidated financial statements.

In May 2015, the Company, BCC, Woodbridge, Bluegreen, and their respective subsidiaries entered into an Agreement to Allocate Consolidated Income Tax Liability and Benefits pursuant to which, among other customary terms and conditions, the parties agreed to file consolidated federal tax returns. Under the agreement, the parties calculate their respective income tax liabilities and attributes as if each of them were a separate filer. If any tax attributes are used by another party to the agreement to offset its tax liability, the party providing the benefit will receive an amount for the tax benefits realized. During the years ended December 31, 2018, 2017, and 2016, Bluegreen paid the Company $23.1 million, $39.3 million, and $26.2 million, respectively, pursuant to this agreement.

In September 2015, the Company entered into Share Exchange Agreements with Alan B. Levan, John E. Abdo, Jarett S. Levan and Seth M. Wise (collectively, the “BCC RSU Holders”) as holders of restricted stock units of Class A Common Stock of BCC (the “BCC RSUs”). Pursuant to the Share Exchange Agreements, each BCC RSU Holder granted the Company the option to acquire, simultaneously with the vesting of each BCC RSU, some or all of the shares of BCC’s Class A Common Stock which, absent the Share Exchange Agreement, would (after withholding) have been received by the applicable BCC RSU Holder upon the vesting of the BCC RSUs, and in return, the Company agreed to issue to the BCC RSU Holder shares of BBX Capital’s Class A Common Stock or Class B Common Stock having an aggregate market value equal to the aggregate market value of the shares of BCC’s Class A Common Stock acquired by the Company upon the option exercise. Pursuant to the Share Exchange Agreements, the market value of the shares of BBX Capital’s Class A and Class B Common Stock and BCC’s Class A Common Stock was calculated as the closing price of the applicable company’s class of stock on the trading day immediately preceding the date of closing of the share exchange.

In September 2016, the Company’s board of directors approved the exercise in full of the Company’s options with respect to all of the BCC RSUs held by the BCC RSU Holders which were scheduled to vest between September 30, 2016 and October 4, 2016 and the issuance of shares of BBX Capital’s Class B Common Stock to the BCC RSU Holders in exchange for such BCC RSUs. In addition, during September 2016, each BCC RSU Holder agreed, as a result of the Company’s entry into the Merger Agreement on July 27, 2016 and the 5.4 exchange ratio contemplated thereby, to receive no more than 5.4 shares of the Company’s Class A or Class B Common Stock for each share of BCC’s Class A Common Stock subject to vested BCC RSUs with respect to any share exchanges effected during the pendency of the Merger Agreement. Between September 30, 2016 and October 4, 2016, the Company issued a total of 1,530,822 shares of its Class B Common Stock to the BCC RSU Holders and received a total of 283,486 shares of BCC’s Class A Common Stock. Because the exchange ratio calculated by dividing the closing price of BCC’s Class A Common Stock on each relevant date by the closing price of the Company’s Class B Common Stock on each such date exceeded 5.4, the Company issued 5.4 shares of its Class B Common Stock for each share of BCC’s Class A Common Stock received by it between September 30, 2016 and October 4, 2016. Upon the Company’s adoption of the BCC Equity Plans on December 15, 2016, the Share Exchange Agreements were terminated.

The table below sets forth the number of shares of BBX Capital’s Class B Common Stock issued to the BCC RSU Holders and the number of shares of BCC’s Class A Common Stock received by the Company pursuant to the Share Exchange Agreements described above:

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

During each of the years ended December 31, 2018, 2017 and 2016, the Company paid Abdo Companies, Inc. approximately $306,000 in exchange for certain management services. John E. Abdo, the Company’s Vice Chairman, is the principal shareholder and Chief Executive Officer of Abdo Companies, Inc.

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

During 2018, the Company completed a reorganization of various operating businesses in the confectionery industry, including the closure of manufacturing facilities and elimination of corporate personnel and infrastructure, which is anticipated to result in significantly reduced revenues and operations associated with these businesses. In addition, the Company has made additional investments in IT’SUGAR, including capital expenditures associated with new stores in high profile locations and the hiring of new senior management personnel. As these activities have ultimately resulted in IT’SUGAR becoming the Company’s principal investment in the confectionery industry, internal management reports were modified to present the standalone performance of IT’SUGAR and exclude the other operating businesses in the confectionery industry, and the CODM began utilizing the new reporting structure to manage operations and allocate resources. As a consequence, the Company determined that it was appropriate to report the operations of IT’SUGAR as a separate reportable segment together with the Company’s three other reportable segments as follows: Bluegreen, BBX Capital Real Estate, Renin, and IT’SUGAR. The Company’s segment information for the years ended December 31, 2017 and 2016 has been updated retrospectively to conform to the current presentation.

In the segment information for the years ended December 31, 2018, 2017 and 2016, amounts set forth in the column entitled “Other” include the Company investments in various operating businesses, including its pizza restaurant operations as a franchisee of MOD Pizza, the remaining operating businesses in the confectionery industry, and a controlling financial interest in a restaurant acquired in connection with a loan receivable default. The amounts set forth in the column entitled “Reconciling Items and Eliminations” include interest expense associated with Woodbridge’s junior subordinated debentures, unallocated corporate overhead, and elimination entries.

The Company evaluates segment performance based on segment income before income taxes.

Set forth below is summary information regarding the Company’s reportable segments:

Bluegreen

Bluegreen markets, sells and manages VOIs in resorts generally located in popular, high-volume, “drive-to” vacation destinations, which were developed or acquired by Bluegreen or are owned by others, in which case Bluegreen earns fees for providing these services. Bluegreen also earns fees by providing VOI title services, club and homeowners’ association management services, mortgage servicing, reservation services, services related to the Traveler-Plus program, food and beverage and other retail operations, and construction design and development services. In addition, Bluegreen provides financing to qualified individual purchasers of VOIs, which provides significant interest income.

BBX Capital Real Estate

BBX Capital Real Estate is engaged in the acquisition, development, construction, ownership, financing, and management of real estate and investments in real estate joint ventures. Included in BBX Capital Real Estate’s investments in real estate joint ventures is a 50% equity interest in The Altman Companies, LLC, a developer and manager of multifamily apartment communities. BBX Capital Real Estate also manages the legacy assets acquired in connection with BCC’s sale of BankAtlantic in July 2012. The legacy assets include portfolios of loans receivable, real estate properties, and loans previously charged off by BankAtlantic.

Renin

Renin is engaged in the design, manufacture, and distribution of sliding doors, door systems and hardware, and home décor products and operates through its headquarters in Canada and two manufacturing and distribution facilities in Canada and the United States. In addition to its own manufacturing, Renin also sources various products and materials from China. During 2018, total revenues for the Renin reportable segment include $31.5 million of trade sales to two major customers and their affiliates. Renin’s revenues generated outside the United States totaled $23.2 million for the year ended December 31, 2018, and its properties and equipment located outside the United States had a carrying amount of $2.95 million as of December 31, 2018.

IT’SUGAR

IT’SUGAR is a specialty candy retailer which operates approximately 100 retail locations in over 25 states and Washington, D.C., and its products include bulk candy, giant candy packaging, and novelty items that are purchased from third-party vendors and sold at its retail locations, which include a mix of high-traffic resort and entertainment, lifestyle, mall/outlet, and urban locations across the United States.

The table below sets forth the Company’s segment information as of and for the year ended December 31, 2018 (in thousands):

	Bluegreen	BBX Capital Real Estate	Renin	IT'SUGAR	Other	Reconciling Items and Eliminations	Segment Total
Revenues:
Sales of VOIs	$254,225	-	-	-	-	-	254,225
Fee-based sales commissions	216,422	-	-	-	-	-	216,422
Other fee-based services	118,024	-	-	-	-	-	118,024
Cost reimbursements	62,534	-	-	-	-	-	62,534
Trade sales	-	-	68,417	79,618	31,472	(21)	179,486
Sales of real estate inventory	-	21,771	-	-	-	-	21,771
Interest income	85,914	2,277	-	1	147	(2,838)	85,501
Net gains on sales of real estate assets	-	4,563	-	-	-	-	4,563
Other revenue	1,201	2,653	-	159	1,889	(835)	5,067
Total revenues	738,320	31,264	68,417	79,778	33,508	(3,694)	947,593
Costs and expenses:
Cost of VOIs sold	23,813	-	-	-	-	-	23,813
Cost of other fee-based services	72,968	-	-	-	-	-	72,968
Cost reimbursements	62,534	-	-	-	-	-	62,534
Cost of trade sales	-	-	55,483	46,718	23,468	(21)	125,648
Cost of real estate inventory sold	-	14,116	-	-	-	-	14,116
Interest expense	34,709	-	638	40	275	6,276	41,938
Recoveries from loan losses, net	-	(8,603)	-	-	-	-	(8,603)
Impairment losses	-	521	-	-	4,147	-	4,668
Reimbursements of litigation costs and penalty	-	-	-	-	-	(600)	(600)
Selling, general and administrative expenses	415,403	9,210	9,903	35,404	22,398	45,623	537,941
Total costs and expenses	609,427	15,244	66,024	82,162	50,288	51,278	874,423
Equity in net earnings of unconsolidated real estate joint ventures	-	14,194	-	-	-	-	14,194
Foreign exchange gain	-	-	68	-	-	-	68
Income (loss) before income taxes	$128,893	30,214	2,461	(2,384)	(16,780)	(54,972)	87,432

Total assets	$1,346,467	165,109	32,354	70,693	33,112	57,285	1,705,020

Expenditures for property and equipment	32,539	318	796	6,022	5,875	-	45,550
Depreciation and amortization	12,392	374	1,159	4,556	2,513	-	20,994
Debt accretion and amortization	4,212	3	17	184	329	-	4,745
Cash and cash equivalents	219,408	16,103	-	3,883	9,126	117,785	366,305
Equity method investments	-	64,738	-	-		-	64,738
Goodwill	-	-	-	35,167	2,081	-	37,248
Receivable-backed notes payable	458,931	-	-	-	-	-	458,931
Notes payable and other borrowings	133,391	27,333	8,117	556	1,490	30,000	200,887
Junior subordinated debentures	71,323	-	-	-	-	65,102	136,425

The table below sets forth the Company’s segment information as of and for the year ended December 31, 2017 (in thousands):

	Bluegreen	BBX Capital Real Estate	Renin	IT'SUGAR	Other	Reconciling Items and Eliminations	Segment Total
Revenues:
Sales of VOIs	$242,017	-	-	-	-	-	242,017
Fee-based sales commissions	229,389	-	-	-	-	-	229,389
Other fee-based services	111,819	-	-	-	-	-	111,819
Cost reimbursements	52,639	-	-	-	-	-	52,639
Trade sales	-	-	68,935	46,765	26,385	-	142,085
Interest income	86,876	2,225	-	2	74	(5,469)	83,708
Net gains on sales of real estate assets	-	1,451	-	-	-	-	1,451
Other revenue	312	5,145	-	64	1,540	(599)	6,462
Total revenues	723,052	8,821	68,935	46,831	27,999	(6,068)	869,570
Costs and expenses:
Cost of VOIs sold	17,679	-	-	-	-	-	17,679
Cost of other fee-based services	64,560	-	-	-	-	-	64,560
Cost reimbursements	52,639	-	-	-	-	-	52,639
Cost of trade sales	-	-	54,941	25,744	25,233	-	105,918
Interest expense	29,977	-	509	-	335	4,384	35,205
Recoveries from loan losses, net	-	(7,495)	-	-	-	-	(7,495)
Impairment losses	-	1,646	-	-	5,785	-	7,431
Net gains on cancellation of junior subordinated debentures	-	-	-	-	-	(6,929)	(6,929)
Reimbursements of litigation costs and penalty	-	-	-	-		(13,169)	(13,169)
Selling, general and administrative expenses	421,199	11,127	11,112	18,489	18,698	52,853	533,478
Total costs and expenses	586,054	5,278	66,562	44,233	50,051	37,139	789,317
Equity in net earnings of unconsolidated real estate joint ventures	-	12,541	-	-	-	-	12,541
Foreign exchange loss	-	-	(193)	-	-	-	(193)
Income (loss) before income taxes	$136,998	16,084	2,180	2,598	(22,052)	(43,207)	92,601

Total assets	$1,231,481	166,548	36,189	71,702	32,825	66,936	1,605,681

Expenditures for property and equipment	14,115	308	2,786	1,221	3,615	-	22,045
Depreciation and amortization	9,632	581	1,000	2,324	2,512	-	16,049
Debt accretion and amortization	4,478	-	-	-	204	-	4,682
Cash and cash equivalents	197,337	8,636	863	6,877	10,382	138,431	362,526
Equity method investments	-	51,234	-	-		-	51,234
Goodwill	-	-	-	35,167	4,315	-	39,482
Receivable-backed notes payable	421,118	-	-	-	-	-	421,118
Notes payable and other borrowings	100,194	24,215	12,890	-	6,815	-	144,114
Junior subordinated debentures	70,384	-	-	-	-	65,030	135,414

The table below sets forth the Company’s segment information as of and for the year ended December 31, 2016 (in thousands):

	Reportable Segments
		BBX
		Capital				Reconciling
		Real				Items and	Segment
	Bluegreen	Estate	Renin	IT'SUGAR	Other	Eliminations	Total
Revenues:
Sales of VOIs	$273,873	-	-	-	-	-	273,873
Fee-based sales commissions	201,829	-	-	-	-	-	201,829
Other fee-based services	103,448	-	-	-	-	-	103,448
Cost reimbursements	49,557	-	-	-	-	-	49,557
Trade sales	-	-	65,068	-	30,771	-	95,839
Interest income	89,511	3,606	-	-	14	(7,384)	85,747
Net gains on sales of real estate assets	-	3,213	-	-	-	-	3,213
Other revenue	1,724	5,656	-	-	1,441	(174)	8,647
Total revenues	719,942	12,475	65,068	-	32,226	(7,558)	822,153
Costs and Expenses:
Cost of VOIs sold	28,829	-	-	-	-	-	28,829
Cost of other fee-based services	61,149	-	-	-	-	-	61,149
Cost reimbursements	49,557	-	-	-	-	-	49,557
Cost of trade sales	-	-	51,572	-	28,791	-	80,363
Interest expense	30,853	-	313	-	409	4,462	36,037
Recoveries from loan losses, net	-	(20,508)	-	-	-	-	(20,508)
Impairment losses	-	2,304	-	-	2,352	-	4,656
Selling, general and administrative expenses	419,930	11,864	12,545	-	16,150	54,992	515,481
Total costs and expenses	590,318	(6,340)	64,430	-	47,702	59,454	755,564
Equity in net earnings of unconsolidated real estate joint ventures	-	12,178	-	-	-	-	12,178
Foreign exchange gain	-	-	219	-	-	-	219
Income (loss) before income taxes	$129,624	30,993	857	-	(15,476)	(67,012)	78,986

Total assets	$1,123,950	186,132	28,913	-	46,302	51,993	1,437,290

Expenditures for property and equipment	9,605	266	1,718	-	1,350	-	12,939
Depreciation and amortization	9,536	603	661	-	1,949	-	12,749
Debt accretion and amortization	4,736	-	83	-	102	-	4,921
Cash and cash equivalents	144,120	13,628	(288)	-	19,364	123,037	299,861
Equity method investments	-	49,392	-	-	-	-	49,392
Goodwill	-	-	-	-	6,731	-	6,731
Receivable-backed notes payable	414,989	-	-	-	-	-	414,989
Notes payable and other borrowings	98,382	20,743	9,692	-	4,973	-	133,790
Junior subordinated debentures	69,044	-	-	-	-	83,323	152,367

24.    Selected Quarterly Results (Unaudited)

The following tables summarize the results of operations for each fiscal quarter during the years ended December 31, 2018 and 2017 (in thousands except for per share data):

	First	Second	Third	Fourth
2018	Quarter	Quarter	Quarter	Quarter	Total
Revenues	$218,042	243,226	254,403	231,922	947,593
Costs and expenses	197,072	221,607	236,125	219,619	874,423
	20,970	21,619	18,278	12,303	73,170
Equity in net earnings of unconsolidated real estate joint ventures	1,280	(488)	373	13,029	14,194
Foreign exchange gains (losses)	52	(37)	76	(23)	68
Income before income taxes	22,302	21,094	18,727	25,309	87,432
Provision for income taxes	(6,600)	(8,655)	(6,742)	(9,642)	(31,639)
Net income	15,702	12,439	11,985	15,667	55,793
Less: Net income attributable to noncontrolling interests	4,560	5,958	5,806	4,367	20,691
Net income attributable to shareholders	11,142	6,481	6,179	11,300	35,102

Basic earnings per common share	$0.11	0.07	0.07	0.12	0.37
Diluted earnings per common share	$0.11	0.07	0.06	0.12	0.36

Basic weighted average number of common shares outstanding	99,652	94,390	93,193	94,042	95,298
Diluted weighted average number of common and common equivalent shares outstanding	102,628	97,779	96,576	95,041	97,860

	First	Second	Third	Fourth
2017	Quarter	Quarter	Quarter	Quarter	Total
Revenues	$185,434	217,666	240,896	225,574	869,570
Costs and expenses	156,020	195,057	223,246	214,994	789,317
	29,414	22,609	17,650	10,580	80,253
Equity in net earnings of unconsolidated real estate joint ventures	3,236	3,087	2,105	4,113	12,541
Foreign exchange gains (losses)	191	(398)	(105)	119	(193)
Income before income taxes	32,841	25,298	19,650	14,812	92,601
(Provision) benefit for income taxes	(12,764)	(9,131)	(8,126)	39,723	9,702
Net income	20,077	16,167	11,524	54,535	102,303

Less: Net income attributable to noncontrolling interests	2,637	3,453	3,398	8,890	18,378
Net income attributable to shareholders	17,440	12,714	8,126	45,645	83,925

Basic earnings per common share	$0.18	0.13	0.08	0.46	0.85
Diluted earnings per common share	$0.16	0.12	0.08	0.45	0.81

Basic weighted average number of common shares outstanding	98,921	98,240	98,073	99,744	98,745
Diluted weighted average number of common and common equivalent shares outstanding	105,866	106,173	106,021	102,440	103,916

25.   Subsequent Event

On March 4, 2019, BBX Capital announced its intention to take Bluegreen private through a short-form merger under Florida law pursuant to which BBX Capital will acquire all of the outstanding shares of Bluegreen’s common stock not currently owned by BBX Capital. If the proposed merger is completed,  Bluegreen will become a wholly-owned subsidiary of BBX Capital, and each share of Bluegreen’s common stock outstanding at the effective time of the merger, other than shares beneficially owned by BBX Capital and shareholders who duly exercise and perfect appraisal rights in accordance with Florida law, will be converted into the right to receive $16.00 per share in cash. The total merger consideration is estimated to be approximately $115.0 million. The merger is expected to be completed 30 days after the Schedule 13E-3 filed with the SEC relating to the merger is first mailed to Bluegreen's shareholders, or as soon as practicable thereafter. However, the merger may be terminated at any time before it becomes effective, and there is no assurance that the merger will be consummated on the contemplated terms, or at all.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) to make known material information concerning the Company, including its subsidiaries, to those officers who certify our financial reports and to other members of our senior management.  As of December 31, 2018, our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, our disclosure controls and procedures.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  As of December 31, 2018, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework – 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Grant Thornton LLP, our independent registered public accounting firm, has audited our internal control over financial reporting as of December 31, 2018 and has issued an attestation report on our internal control over financial reporting, which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

BBX Capital Corporation

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of BBX Capital Corporation (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2018, and our report dated March 12, 2019 expressed an unqualified opinion on those financial statements.

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

March 12, 2019

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

   None

PART III

The remaining information required by Items 10 through 14 of Part III of Form 10-K will be provided by incorporating such information by reference to our Definitive Proxy Statement on Schedule 14A relating to our 2019 Annual Meeting of Shareholders in the event it is filed with the Securities and Exchange Commission by no later than 120 days after December 31, 2018. Alternatively, we may provide the information required by Items 10 through 14 of Part III of Form 10-K in an amendment to this Annual Report on Form 10-K under cover of Form 10-K/A, in which case such amendment will be filed with the Securities and Exchange Commission by the end of such 120 day period.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a)	Documents Filed as Part of this Report:

1)	Financial Statements

The following consolidated financial statements of BBX Capital Corporation and its subsidiaries are included herein under Part II, Item 8 of this Report.

Reports of Independent Registered Public Accounting Firm.

Consolidated Statements of Financial Condition as of December 31, 2018 and 2017.

Consolidated Statements of Operations and Comprehensive Income for each of the years in the three year period ended December 31, 2018.

Consolidated Statements of Changes in Equity for each of the years in the three year period ended December 31, 2018.

Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 2018.

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

The following exhibits are either filed as a part of or furnished with this report or are incorporated herein by reference to documents previously filed as indicated below:

Exhibit
Number	Description	Reference
2.1	Agreement and Plan of Merger, dated July 27, 2016, by and among the Company, BBX Merger Subsidiary LLC and BBX Capital Corporation	Exhibit 2.1 to Registrant's Current Report on Form 8-K filed on July 28, 2016
2.2	Letter Agreement, dated October 20, 2016, amending the Agreement and Plan of the Merger, dated as of July 27, 2016 by and among the Company, BBX Merger Subsidiary LLC and BBX Capital Corporation	Exhibit 2.1 to Registrant's Current Report on Form 8-K filed on October 20, 2016
3.1	Amended and Restated Articles of Incorporation, effective October 8, 1997	Exhibit 3.1 of Registrant’s Registration Statement on Form 8-A filed October 16, 1997
3.2	Amendment to the Amended and Restated Articles of Incorporation, effective June 18, 2002	Exhibit 4 of Registrant’s Current Report on Form 8-K filed June 27, 2002
3.3	Amendment to the Amended and Restated Articles of Incorporation, effective April 15, 2003	Appendix B of Registrant’s Definitive Proxy Statement on Schedule 14A filed April 18, 2003
3.4	Amendment to the Amended and Restated Articles of Incorporation, effective February 7, 2005	Appendix A of Registrant’s Definitive Information Statement on Schedule 14C filed January 18, 2005
3.5	Amendment to the Amended and Restated Articles of Incorporation, effective June 22, 2004, as amended on December 17, 2008	Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed December 18, 2008
3.6	Amendment to the Amended and Restated Articles of Incorporation, effective May 19, 2009	Appendix A of Registrant’s Definitive Proxy Statement on Schedule 14A filed April 29, 2009
3.7	Amendment to the Amended and Restated Articles of Incorporation, effective September 21, 2009	Annex D of the Joint Proxy Statement/Prospectus that forms a part of Amendment No. 1 to Registrant’s Registration Statement on Form S-4 filed August 14, 2009
3.8	Amendment to the Amended and Restated Articles of Incorporation, effective September 21, 2009	Exhibit 3.8 of Registrant’s Current Report on Form 8-K filed September 25, 2009
3.9	Amendment to the Amended and Restated Articles of Incorporation, effective December 19, 2013	Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed December 23, 2013
3.10	Amendment to the Amended and Restated Articles of Incorporation, effective January 30, 2017	Exhibit A of the Registrant’s Definitive Information Statement on Schedule 14C filed January 9, 2017
3.11	Bylaws, as amended	Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed February 12, 2015
4.1	Specimen Class A Common Stock Certificate	Exhibit 4.1 of Registrant's Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 15, 2017
4.2	Specimen Class B Common Stock Certificate	Exhibit 4.2 of Registrant's Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 15, 2017
4.3	Rights Agreement dated as of September 21, 2009 by and between BFC Financial Corporation and American Stock Transfer and Trust Company, LLC as Rights Agent.	Exhibit 4.1 of Registrant’s Current Report on Form 8-K, filed September 25, 2009
10.1	BFC Financial Corporation 2014 Stock Incentive Plan, as amended	Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed April 24, 2015
10.2	BFC Financial Corporation 2005 Stock Incentive Plan, as amended	Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed November 21, 2012
10.3	BBX Capital 2005 Restricted Stock and Option Plan, as amended	Exhibit 10.3 of Registrant's Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 15, 2017

10.4	BBX Capital 2014 Stock Incentive Plan, as amended	Exhibit 10.4 of Registrant's Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 15, 2017
10.5	BBX Capital 2014 Incentive Plan, as amended	Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed April 21, 2017
10.6	BBX Capital 2014 Incentive Plan, as amended	Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 16, 2018
10.7	Employment agreement between Alan B. Levan and BFC Financial Corporation	Exhibit 10.1 of Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed on November 14, 2012
10.8	Employment agreement between John E. Abdo and BFC Financial Corporation	Exhibit 10.2 of Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed on November 14, 2012
10.9	Employment agreement between Seth M. Wise and BFC Financial Corporation	Exhibit 10.3 of Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed on November 15, 2012
10.10	Employment agreement between Jarett S. Levan and BFC Financial Corporation	Exhibit 10.5 of Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed on November 15, 2012
10.11	Employment agreement between Ray S. Lopez and BFC Financial Corporation	Exhibit 10.1 of Registrants Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed on May 8, 2015
10.12	Employment agreement between Alan B. Levan and BBX Capital Corporation	Exhibit 10.10 of Registrant's Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 15, 2017
10.13	Employment agreement between John E. Abdo and BBX Capital Corporation	Exhibit 10.11 of Registrant's Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 15, 2017
10.14	Employment agreement between Jarett S. Levan and BBX Capital Corporation	Exhibit 10.12 of Registrant's Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 15, 2017
10.15	Employment agreement between Seth M. Wise and BBX Capital Corporation	Exhibit 10.13 of Registrant's Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 15, 2017
10.16	Employment agreement between Ray S. Lopez and BBX Capital Corporation	Exhibit 10.14 of Registrant's Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 15, 2017
10.17	Tax Sharing Agreement dated as of May 8, 2015, by and among BFC Financial Corporation, BBX Capital and Bluegreen	Exhibit 10.2 of Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed on May 8, 2015
10.18	Loan Agreement and Promissory Note, dated April 17, 2015, between BFC Financial Corporation and Bluegreen Specialty Finance, LLC	Exhibit (b)(1) to Amendment No. 2 of the Schedule TO-T filed by Registrant with the Securities and Exchange Commission on April 17, 2015
10.19

Underwriting Agreement, dated November 16, 2017, by and between Bluegreen Vacations Corporation, Woodbridge Holdings, LLC, and Stifel, Nicolaus & Company, Incorporated and Credit Suisse Securities (USA) LLC, as representatives of the several underwriters named in Schedule I thereto

Exhibit 1.1 of Registrant's Current Report on Form 8-K filed with the SEC on November 21, 2017
10.20

Indenture between BXG Receivables Note Trust 2012-A as Issuer, Bluegreen Corporation as Servicer, Vacation Trust, Inc. as Club Trustee, Concord Servicing Corporation as Backup Servicer and U.S. Bank National Association, as Indenture Trustee, Paying Agent and Custodian, dated as of August 15, 2012.

Exhibit 10.101 of Bluegreen Corporation's Form 8-K filed with the SEC on September 14, 2012

10.21	Sale Agreement by and among BRFC 2012-A LLC as Depositor and BXG Receivables Note Trust 2012-A as Issuer dated as of August 15, 2012	Exhibit 10.102 of Bluegreen Corporation's Form 8-K filed with the SEC on September 14, 2012
10.22	Transfer Agreement by and among Bluegreen Corporation, BXG Timeshare Trust I as Seller and BRFC 2012-A LLC as Depositor, dated as of August 15, 2012	Exhibit 10.103 of Bluegreen Corporation's Form 8-K filed with the SEC on September 14, 2012
10.23	Purchase and Contribution Agreement by and among Bluegreen Corporation, as Seller and BRFC 2012-A LLC as Depositor, dated as of August 15, 2012	Exhibit 10.104 of Bluegreen Corporation's Form 8-K filed with the SEC on September 14, 2012
10.24

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

Exhibit 10.1 of Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed on May 15, 2013
10.25	BXG Receivables Note Trust 2013-A, Standard Definitions	Exhibit 10.1 of Registrant's Current Report on Form 8-K filed on October 2, 2013
10.26

Indenture between BXG Receivables Note Trust 2013-A, as Issuer, Bluegreen Corporation, as Servicer, Vacation Trust, Inc. as Club Trustee, Concord Servicing Corporation, as Backup Servicer, and U.S. Bank National Association, as Indenture Trustee, Paying Agent and Custodian, dated as of September 15, 2013

Exhibit 10.2 of Registrant's Current Report on Form 8-K filed on October 2, 2013
10.27	Sale Agreement by and among BRFC 2013-A LLC, as Depositor, and BXG Receivables Note Trust 2013-A, as Issuer, dated as of September 15, 2013	Exhibit 10.3 of Registrant's Current Report on Form 8-K filed on October 2, 2013
10.28	Transfer Agreement by and among Bluegreen Corporation, BXG Timeshare Trust I, as Seller, and BRFC 2013-A LLC, as Depositor, dated as of September 15, 2013	Exhibit 10.4 of Registrant's Current Report on Form 8-K filed on October 2, 2013
10.29	Purchase and Contribution Agreement by and among Bluegreen Corporation, as Seller and BRFC 2013-A LLC as Depositor, dated as of September 15, 2013	Exhibit 10.5 of Registrant's Current Report on Form 8-K filed on October 2, 2013
10.30	Second Amended and Restated Purchase and Contribution Agreement, dated as of May 1, 2017, between Bluegreen Corporation and Bluegreen Timeshare Finance I	Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on May 24, 2017
10.31	Second Amended and Restated Sale Agreement, dated as of May 1, 2017, between Bluegreen Timeshare Finance I and BXG Timeshare Trust I	Exhibit 10.2 to Registrant's Current Report on Form 8-K filed on May 24, 2017
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

Exhibit 10.4 to Registrant's Current Report on Form 8-K filed on May 24, 2017
10.34	Second Amended and Restated Trust Agreement, dated as of May 19, 2017, by and among Bluegreen Timeshare Finance I, GSS Holdings, Inc. and Wilmington Trust Company	Exhibit 10.5 to Registrant's Current Report on Form 8-K filed on May 24, 2017

10.35	Seventh Amended and Restated Standard Definitions to the Transaction Documents filed as Exhibit 10.1 through 10.5 to Registrant's Current Report on Form 8-K filed May 19, 2017	Exhibit 10.6 to Registrant's Current Report on Form 8-K filed on May 24, 2017
10.36	Credit Agreement dated November 5, 2014, among Bluegreen Corporation, as Borrower, Fifth Third Bank, as Administrative Agent and L/C Issuer, and Guarantors and Lenders party thereto	Exhibit 10.1 of Registrant's Quarterly Report on Form 10-Q filed on November 10, 2014
10.37

Indenture, dated as of January 15, 2015, between BXG Receivables Note Trust 2015-A, as Issuer, Bluegreen Corporation, as Servicer, Vacation Trust, Inc. as Club Trustee, Concord Servicing Corporation, as Backup Servicer, and U.S. Bank National Association, as Indenture Trustee, Paying Agent and Custodian

Exhibit 10.1 of Registrant's Current Report on Form 8-K filed on February 3, 2015
10.38	Sale Agreement, dated as of January 15, 2015, by and among BRFC 2015-A LLC, as Depositor, and BXG Receivables Note Trust 2015-A, as Issuer	Exhibit 10.2 of Registrant's Current Report on Form 8-K filed on February 3, 2015
10.39	Transfer Agreement, dated as of January 15, 2015, by and among Bluegreen Corporation, BXG Timeshare Trust I, as Seller, and BRFC 2015-A LLC, as Depositor	Exhibit 10.3 of Registrant's Current Report on Form 8-K filed on February 3, 2015
10.40	Purchase and Contribution Agreement, dated as of January 15, 2015, by and among Bluegreen Corporation, as Seller, and BRFC 2015-A LLC, as Depositor	Exhibit 10.4 of Registrant's Current Report on Form 8-K filed on February 3, 2015
10.41	BXG Receivables Note Trust 2015-A, Standard Definitions	Exhibit 10.5 of Registrant's Current Report on Form 8-K filed on February 3, 2015
10.42	Second Amended and Restated Secured Promissory Note dated June 25, 2015, by and among Bluegreen Vacations Unlimited, Inc., as Borrower, and Pacific Western Bank, as Lender	Exhibit 10.1 of Registrant's Current Report on Form 8-K filed on June 30, 2015
10.43	Second Amendment to Amended and Restated Loan and Security Agreement dated June 25, 2015, by and among Bluegreen Corporation, as Borrower, and Pacific Western Bank, as Lender	Exhibit 10.2 of Registrant's Current Report on Form 8-K filed on June 30, 2015
10.44

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

Exhibit 10.2 of Registrant's Current Report on Form 8-K filed on July 7, 2015
10.46	First Amended and Restated Promissory Note (Inventory Loan) dated June 30, 2015, by and among Bluegreen / Big Cedar Vacations, LLC, as Borrower, and National Bank of Arizona, as Lender	Exhibit 10.3 of Registrant's Current Report on Form 8-K filed on July 7, 2015
10.47	First Amended and Restated Loan Agreement (Inventory Loan) dated June 30, 2015, by and among Bluegreen / Big Cedar Vacations, LLC, as Borrower, and National Bank of Arizona, as Lender	Exhibit 10.4 of Registrant's Current Report on Form 8-K filed on July 7, 2015
10.48

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
10.52

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

Exhibit 10.6 of Registrant's Current Report on Form 8-K filed on October 4, 2017
10.54	Full Guaranty (Inventory Loan) dated December 13, 2013, by Bluegreen Corporation, as Guarantor, in favor of National Bank of Arizona, as Lender	Exhibit 10.7 of Registrant's Current Report on Form 8-K filed on October 4, 2017
10.55

Guarantor Consent and Ratification and Confirmation of and Amendment to Full Guaranty (Inventory Loan) dated September 28, 2017, by Bluegreen Vacations Corporation, as Guarantor, in favor of Z.B., National Bank of Arizona, as Lender

Exhibit 10.8 of Registrant's Current Report on Form 8-K filed on October 4, 2017
10.56

Indenture dated as of March 17, 2016, between BXG Receivables Note Trust 2016-A, as Issuer, Bluegreen Corporation, as Servicer, Vacation Trust, Inc., as Club Trustee, Concord Servicing Corporation, as Backup Servicer, and U.S. Bank National Association, as Indenture Trustee, Paying Agent and Custodian

Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on March 23, 2016
10.57	Sale Agreement, dated as of March 17, 2016, by and among BRFC 2016-A LLC, as Depositor, and BXG Receivables Note Trust 2016-A, as Issuer	Exhibit 10.2 to Registrant's Current Report on Form 8-K filed on March 23, 2016
10.58	Transfer Agreement, dated as of March 17, 2016, by and among Bluegreen Corporation, BXG Timeshare Trust I, as Seller, and BRFC 2016-A LLC, as Depositor	Exhibit 10.3 to Registrant's Current Report on Form 8-K filed on March 23, 2016
10.59	Purchase and Contribution Agreement, dated as of March 17, 2016, by and among Bluegreen Corporation, as Seller, and BRFC 2016-A LLC, as Depositor	Exhibit 10.4 to Registrant's Current Report on Form 8-K filed on March 23, 2016
10.60	BXG Receivables Note Trust 2016-A, Standard Definitions	Exhibit 10.5 to Registrant's Current Report on Form 8-K filed on March 23, 2016
10.61	Amended and Restated Credit Agreement dated as of December 16, 2016, by and among Bluegreen Corporation, as Borrower and Fifth Third Bank, as Administrative Agent and L/C Issuer	Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on December 22, 2016
10.62

Amended and Restated Security Agreement, dated as of December 16, 2016, by and among Bluegreen Corporation, as Borrower, Bluegreen Vacations Unlimited, Inc. and Bluegreen Resorts Management, Inc. as Grantors, and Fifth Third Bank, as Administrative Agent

Exhibit 10.2 to Registrant's Current Report on Form 8-K filed on December 22, 2016

10.63

Indenture, dated as of June 6, 2017, between BXG Receivables Note Trust 2017-A, as Issuer, Bluegreen Corporation, as Servicer, Vacation Trust, Inc. as Club Trustee, Concord Servicing Corporation, as Backup Servicer, and U.S. Bank National Association, as Indenture Trustee, Paying Agent and Custodian

Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on June 9, 2017
10.64	Sale Agreement, dated as of June 6, 2017, by and among BRFC 2017-A LLC, as Depositor, and BXG Receivables Note Trust 2017-A, as Issuer	Exhibit 10.2 to Registrant's Current Report on Form 8-K filed on June 9, 2017
10.65	Transfer Agreement, dated as of June 6, 2017, by and among Bluegreen Corporation, BXG Timeshare Trust I, as Seller, and BRFC 2017-A LLC, as Depositor	Exhibit 10.3 to Registrant's Current Report on Form 8-K filed on June 9, 2017
10.66	Purchase and Contribution Agreement, dated as of June 6, 2017, by and among Bluegreen Corporation, as Seller, and BRFC 2017-A LLC, as Depositor	Exhibit 10.4 to Registrant's Current Report on Form 8-K filed on June 9, 2017
10.67	BXG Receivables Note Trust 2017-A, Standard Definitions	Exhibit 10.5 to Registrant's Current Report on Form 8-K filed on June 9, 2017
10.68

Loan and Security Agreement, dated March 6, 2018, by and among BBX Capital, BBX Sweet Holdings, Food for Thought Restaurant Group-Florida, LLC, BBX Capital Florida, LLC and Woodbridge, collectively, as borrowers, and Iberiabank, as administrative agent and lender

Exhibit 10.66 to Registrant’s Annual Report on Form 10-K filed on March 9, 2018
10.69

Second Amended and Restated Receivables Loan Agreement, dated as of March 12, 2018, by and among Bluegreen Vacations Corporation, as Borrower, and Liberty Bank, as Lender and Administrative and Collateral Agent

Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on March 16, 2018
10.70	Second Amended and Restated Receivables Loan Note, dated as of March 12, 2018, by Bluegreen Vacations Corporation in favor of Liberty Bank	Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on March 16, 2018
10.71

Eighth Commitment Amendment to Loan Sale and Servicing Agreement, dated as of April 6, 2018, by and among BBCV Receivables-Q 2010 LLC, as Seller, Quorum Federal Credit Union, as Buyer, Vacation Trust, Inc., as Club Trustee, U.S. Bank National Association, as Custodian, Bluegreen Vacations Corporation, as Servicer, and Concord Servicing Corporation as Backup Servicer.

Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on April 12, 2018
10.72	Commitment Purchase Period Terms Letter, dated as of April 6, 2018, by BBCV Receivables-Q 2010 LLC, as Seller, and Quorum Federal Credit Union, as Buyer.	Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on April 12, 2018
10.73

Eighth Commitment Amendment to Loan Sale and Servicing Agreement, dated as of April 6, 2018, by and among BRFC-Q 2010 LLC, as Seller, Quorum Federal Credit Union, as Buyer, Vacation Trust, Inc., as Club Trustee, U.S. Bank National Association, as Custodian, Bluegreen Vacations Corporation, as Servicer, and Concord Servicing Corporation as Backup Servicer.

Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on April 12, 2018
10.74	Commitment Purchase Period Terms Letter, dated as of April 6, 2018, by BRFC-Q 2010 LLC, as Seller, and Quorum Federal Credit Union, as Buyer.	Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed on April 12, 2018
10.75	Promissory Note, dated as of April 17, 2018, by Bluegreen Vacations Corporation and Bluegreen Vacations Unlimited, Inc., jointly and severally, in favor of ZB, N.A.	Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on April 23, 2018

10.76

Fifth Amendment to Amended and Restated Loan and Security Agreement, dated as of August 15, 2018, by and among Bluegreen Vacations Corporation, the Borrower, each of the financial institutions from time to time party thereto, and Pacific Western Bank, as Agent.

Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on August 21, 2018
10.77

Indenture, dated as of October 15, 2018, among BXG Receivables Note Trust 2018-A, as Issuer, Bluegreen Vacations Corporation, as Servicer, Vacation Trust, Inc. as Club Trustee, Concord Servicing Corporation, as Backup Servicer, and U.S. Bank National Association, as Indenture Trustee, Paying Agent and Custodian

Exhibit 10.1 to Registrant’s Current Report on Form 8-K files on October 29, 2018
10.78	Sale Agreement, dated as of October 15, 2018, by and between BRFC 2018-A LLC, as Depositor, and BXG Receivables Note Trust 2018-A, as Issuer	Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on October 29, 2018
10.79	Transfer Agreement, dated as of October 15, 2018, by and among Bluegreen Vacations Corporation, BXG Timeshare Trust I, as Seller, and BRFC 2018-A LLC, as Depositor	Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on October 29, 2018
10.80	Purchase and Contribution Agreement, dated as of October 15, 2018, by and between Bluegreen Vacations Corporation, as Seller, and BRFC 2018-A LLC, as Depositor	Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed on October 29, 2018
10.81	BXG Receivables Note Trust 2018-A, Standard Definitions	Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed on October 29, 2018
10.82	Acquisition Loan Agreement, dated as of April 17, 2018, by and among Bluegreen Vacations Corporation and Bluegreen Vacations Unlimited, Inc., jointly and severally as Borrower, and ZB, N.A, as Lender	Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on April 23, 2018
21.1	Subsidiaries of the Registrant	Filed with this Report
23.1	Consent of Grant Thornton LLP	Filed with this Report
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this Report
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this Report
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this Report
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this Report
101.INS	XBRL Instance Document	Filed with this Report
101.SCH	XBRL Taxonomy Extension Schema Document	Filed with this Report
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed with this Report
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed with this Report
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed with this Report
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed with this Report

Schedule III – Real Estate Investments and Accumulated Depreciation

BBX Capital Corporation

As of December 31, 2018

(Dollars in thousands)

Capitalized
	Initial Costs		Costs						Depreciable
		Building and	Subsequent to		Total	Accumulated	Year of	Foreclosure	Lives
Property	Land	Improvements	Acquisition	Other	Cost (1)	Depreciation	Construction	Month/Year	(Years)
RoboVault	$1,590	6,310	900	-	8,800	1,893	2009	4/2013	40

(1)	The aggregate cost for federal income tax purposes is $5.8 million.

The following table presents the changes in BBX Capital’s real estate investments for the year ended December 31, 2018 (in thousands):

	Total	Accumulated
(in thousands)	Costs	Depreciation
Balance at December 31, 2017	$8,481	1,546
Depreciation	-	347
Subsequent additions	319	-
Transfer to real estate held-for-sale	-	-
Balance at December 31, 2018	$8,800	1,893

Schedule IV – Mortgage Loans on Real Estate

BBX Capital Corporation

As of December 31, 2018

(Dollars in thousands)

								Principal
								Amount of
								Loans Subject
Number		Interest	Final	Periodic		Face	Carrying	to Delinquent
of		Rate	Maturity	Payment	Prior	Amount	Amount of	Principal
Loans	Description	(1)	Date (2)	Terms	Liens	of Loans	Loans (3)	or Interest

23	First-lien 1-4 Family (4)	6.27%	6/30/2034	Monthly	$-	7,721	4,393	6,038

13	Second lien -Consumer	3.99%	8/14/2019	Monthly	2,451	1,226	563	845

8	Small Business Real Estate	6.69%	3/23/2024	Monthly	-	1,380	1,121	-
	Total Mortgage Loans				$2,451	10,327	6,077	6,883

(1)	Represents weighted average interest rates for mortgage loans grouped by category when there is more than one loan in the category.
(2)	Represents weighted average maturity dates for mortgage loans grouped by category when there is more than one loan in the category.
(3)	The aggregate cost for federal income tax purposes was $7.3 million.
(4)	The Company does not own the servicing on these loans.

The following table presents the changes in the Company’s mortgage loans for the year ended December 31, 2018 (in thousands):

Balance at December 31, 2017	$18,504
Advances on existing mortgages	-
Collections of principal	(10,754)
Foreclosures	(1,673)
Costs of mortgages sold	-
Balance at December 31, 2018	$6,077

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                             BBX CAPITAL CORPORATION

March 12, 2019By: /s/ Alan B. Levan

      Alan  B. Levan, Chairman of the Board

      and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alan B. Levan		March 12, 2019
Alan B. Levan	Chairman of the Board and Chief Executive Officer

/s/ John E. Abdo		March 12, 2019
John E. Abdo	Vice Chairman of the Board

/s/ Jarett S. Levan		March 12, 2019
Jarett S. Levan	President and Director

/s/ Seth M. Wise		March 12, 2019
Seth M. Wise	Executive Vice President and Director

/s/ Raymond S. Lopez		March 12, 2019
Raymond S. Lopez	Executive Vice President and Chief Financial Officer

/s/Brett Sheppard		March 12, 2019
Brett Sheppard	Chief Accounting Officer

/s/Norman H. Becker		March 12, 2019
Norman H. Becker	Director

/s/Andrew R. Cagnetta, Jr		March 12, 2019
Andrew R. Cagnetta, Jr	Director

/s/Steven M. Coldren		March 12, 2019
Steven M. Coldren	Director

/s/ Darwin Dornbush		March 12, 2019
Darwin Dornbush	Director

/s/Willis N. Holcombe		March 12, 2019
Willis N. Holcombe	Director

/s/ Oscar J. Holzmann		March 12, 2019
Oscar J. Holzmann	Director

/s/ Joel Levy		March 12, 2019
Joel Levy	Director

/s/ William Nicholson		March 12, 2019
William Nicholson	Director

/s/Tony P. Segreto		March 12, 2019
Tony P. Segreto	Director

/s/ Neil A. Sterling		March 12, 2019
Neil A. Sterling	Director

/s/Charlie C. Winningham, II		March 12, 2019
Charlie C. Winningham, II	Director