Form 10-Q
period 2019-03-31
BBX Capital Corp
filed 2019-05-06
CIK 315858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2019

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number

001-09071

BBX Capital Corporation

(Exact name of registrant as specified in its charter)

Florida	59‑2022148
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

401 East Las Olas Boulevard, Suite 800
Fort Lauderdale, Florida	33301
(Address of principal executive office)	(Zip Code)

(954) 940-4900
(Registrant's telephone number, including area code)

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $.01 par value (including associated Preferred Share Purchase Rights)	BBX	New York Stock Exchange
Class B Common Stock, $.01 par value (including associated Preferred Share Purchase Rights)	BBXT	OTCQX Best Market

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

YES [   ]NO [ X ]

The number of shares outstanding of each of the registrant’s classes of common stock as of May 1, 2019 is as follows:

Class A Common Stock of $.01 par value,  78,379,630 shares outstanding.
Class B Common Stock of $.01 par value, 19,384,730 shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BBX Capital Corporation
Consolidated Statements of Financial Condition - Unaudited
(In thousands, except share data)

	March 31, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$296,317	366,305
Restricted cash ($20,714 in 2019 and $28,400 in 2018 in variable
interest entities ("VIEs"))	45,357	54,792
Notes receivable, net ($318,111 in 2019 and $341,975 in 2018 in VIEs)	435,629	439,167
Trade inventory	20,723	20,110
Vacation ownership interest ("VOI") inventory	342,386	334,149
Real estate ($19,766 in 2019 and $20,202 in 2018 held for sale)	53,616	54,956
Investments in unconsolidated real estate joint ventures	67,382	64,738
Property and equipment, net	143,391	139,628
Goodwill	37,248	37,248
Intangible assets, net	69,182	69,710
Operating lease assets	113,536	-
Other assets	135,909	124,217
Total assets	$1,760,676	1,705,020

LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$24,808	29,537
Deferred income	17,051	16,522
Escrow deposits	20,395	22,255
Other liabilities	91,159	104,441
Receivable-backed notes payable - recourse	74,744	76,674
Receivable-backed notes payable - non-recourse (in VIEs)	363,183	382,257
Notes payable and other borrowings	169,041	200,887
Junior subordinated debentures	136,623	136,425
Operating lease liabilities	124,472	-
Deferred income taxes	86,576	86,363
Redeemable 5% cumulative preferred stock of $.01 par value; authorized 15,000 shares;
issued and outstanding 10,000 shares in 2019 and 2018 with a stated value of $1,000 per share	9,556	9,472
Total liabilities	1,117,608	1,064,833
Commitments and contingencies (See Note 11)
Redeemable noncontrolling interest	2,077	2,579
Equity:
Preferred stock of $.01 par value; authorized 10,000,000 shares	-	-
Class A Common Stock of $.01 par value; authorized 150,000,000 shares;
issued and outstanding 78,379,630 in 2019 and 78,379,530 in 2018	784	784
Class B Common Stock of $.01 par value; authorized 20,000,000 shares;
issued and outstanding 14,840,534 in 2019 and 14,840,634 in 2018	148	148
Additional paid-in capital	164,733	161,684
Accumulated earnings	383,855	385,789
Accumulated other comprehensive income	1,344	1,215
Total shareholders' equity	550,864	549,620
Noncontrolling interests	90,127	87,988
Total equity	640,991	637,608
Total liabilities and equity	$1,760,676	1,705,020

See Notes to Consolidated Financial Statements - Unaudited

BBX Capital Corporation
Consolidated Statements of Operations and Comprehensive Income - Unaudited
(In thousands, except per share data)

	For the Three Months Ended March 31,
	2019	2018
Revenues:
Sales of VOIs	$51,731	56,141
Fee-based sales commissions	45,212	45,854
Other fee-based services	29,568	28,024
Cost reimbursements	20,236	16,200
Trade sales	45,984	38,400
Sales of real estate inventory	4,236	6,409
Interest income	21,415	21,917
Net gains on sales of real estate assets	1,332	4,070
Other revenue	1,343	1,049
Total revenues	221,057	218,064
Costs and Expenses:
Cost of VOIs sold	3,848	1,812
Cost of other fee-based services	22,868	17,411
Cost reimbursements	20,236	16,200
Cost of trade sales	32,290	27,916
Cost of real estate inventory sold	2,643	4,247
Interest expense	11,148	9,191
Recoveries from loan losses, net	(961)	(4,813)
Impairment losses	618	232
Selling, general and administrative expenses	121,993	124,898
Total costs and expenses	214,683	197,094
Equity in net (losses) earnings of unconsolidated
real estate joint ventures	(17)	1,280
Foreign exchange gain	5	52
Income before income taxes	6,362	22,302
Provision for income taxes	(1,724)	(6,600)
Net income	4,638	15,702
Less: Net income attributable to noncontrolling interests	3,139	4,560
Net income attributable to shareholders	$1,499	11,142

Basic earnings per share	$0.02	0.11
Diluted earnings per share	$0.02	0.11
Basic weighted average number of common shares outstanding	93,220	99,652
Diluted weighted average number of common and
common equivalent shares outstanding	94,487	102,628
Cash dividends declared per Class A common share	$0.0125	0.010
Cash dividends declared per Class B common share	$0.0125	0.010

Net income	$4,638	15,702
Other comprehensive income (loss), net of tax:
Unrealized gain on securities available for sale	28	-
Foreign currency translation adjustments	101	(28)
Other comprehensive income (loss), net	129	(28)
Comprehensive income, net of tax	4,767	15,674
Less: Comprehensive income attributable
to noncontrolling interests	3,139	4,560
Comprehensive income attributable to shareholders	$1,628	11,114

See Notes to Consolidated Financial Statements - Unaudited

BBX Capital Corporation
Condensed Consolidated Statements of Changes in Equity - Unaudited
For the Three Months Ended March 31, 2018 and 2019
(In thousands)

	Shares of						Accumulated
	Common Stock		Common				Other
	Outstanding		Stock		Additional		Comprehen-	Total	Non-
	Class		Class		Paid-in	Accumulated	sive	Shareholders'	controlling	Total
	A	B	A	B	Capital	Earnings	Income	Equity	Interests	Equity
Balance, December 31, 2017	85,689	13,963	$857	140	228,331	354,432	1,708	585,468	82,054	667,522
Cumulative effect from the adoption of ASU 2016-01	-	-	-	-	-	252	(252)	-	-	-
Net income excluding $221 of loss attributable to redeemable noncontrolling interest	-	-	-	-	-	11,142	-	11,142	4,781	15,923
Other comprehensive income	-	-	-	-	-	-	(28)	(28)	-	(28)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(1,121)	(1,121)
Increase in noncontrolling interest from loan foreclosure	-	-	-	-	-	-	-	-	704	704
Class A Common Stock cash dividends declared	-	-	-	-	-	(857)	-	(857)	-	(857)
Class B Common Stock cash dividends declared	-	-	-	-	-	(197)	-	(197)	-	(197)
Conversion of common stock from Class B to Class A	20	(20)	-	-	-	-	-	-	-	-
Share-based compensation	-	-	-	-	3,452	-	-	3,452	-	3,452
Balance, March 31, 2018	85,709	13,943	$857	140	231,783	364,772	1,428	598,980	86,418	685,398

Balance, December 31, 2018	78,379	14,841	$784	148	161,684	385,789	1,215	549,620	87,988	637,608
Cumulative effect from the adoption of ASU 2016-02, net of income taxes and redeemable noncontrolling interest	-	-	-	-	-	(2,202)	-	(2,202)	-	(2,202)
Net income excluding $220 of loss attributable to redeemable noncontrolling interest	-	-	-	-	-	1,499	-	1,499	3,359	4,858
Other comprehensive income	-	-	-	-	-	-	129	129	-	129
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(1,220)	(1,220)
Class A Common Stock cash dividends declared	-	-	-	-	-	(989)	-	(989)	-	(989)
Class B Common Stock cash dividends declared	-	-	-	-	-	(242)	-	(242)	-	(242)
Share-based compensation	-	-	-	-	3,049	-	-	3,049	-	3,049
Balance, March 31, 2019	78,379	14,841	$784	148	164,733	383,855	1,344	550,864	90,127	640,991

See Notes to Condensed Consolidated Financial Statements - Unaudited

BBX Capital Corporation
Consolidated Statements of Cash Flows - Unaudited
(In thousands)

	For the Three Months Ended March 31,
	2019	2018
Operating activities:
Net income	$4,638	15,702
Adjustment to reconcile net income to net cash
provided by operating activities:
Recoveries from loan losses, net	(961)	(4,813)
Provision for notes receivable allowances	11,145	8,006
Depreciation, amortization and accretion, net	6,875	6,017
Share-based compensation expense	3,049	3,452
Net gains on sales of real estate assets	(1,332)	(4,070)
Equity in losses (earnings) of unconsolidated real estate joint ventures	17	(1,280)
Return on investment in unconsolidated real estate joint ventures	277	2,058
Increase in deferred income tax	1,093	6,612
Impairment losses	618	232
Interest accretion on redeemable 5% cumulative preferred stock	209	446
Increase in notes receivable	(7,607)	(5,264)
Increase in VOI inventory	(8,237)	(9,673)
Increase in trade inventory	(613)	(685)
Decrease in real estate inventory	2,192	5,690
Increase in other assets	(6,726)	(6,353)
Decrease in other liabilities	(11,203)	(17,759)
Net cash used in operating activities	(6,566)	(1,682)
Investing activities:
Return of investment in unconsolidated real estate joint ventures	2,068	1,672
Investments in unconsolidated real estate joint ventures	(4,920)	(57)
Repayment of loans receivable	1,179	15,170
Proceeds from sales of real estate held-for-sale	1,936	11,943
Additions to real estate held-for-sale and held-for-investment	(289)	(193)
Purchases of property and equipment	(9,693)	(8,075)
Proceeds from the sale of property and equipment	-	280
Decrease in cash from other investing activities	(42)	(183)
Net cash (used in) provided by investing activities	(9,761)	20,557
		(Continued)

BBX Capital Corporation
Consolidated Statements of Cash Flows - Unaudited
(In thousands)

	For the Three Months Ended March 31,
	2019	2018
Financing activities:
Repayments of notes payable and other borrowings	(75,493)	(53,906)
Proceeds from notes payable and other borrowings	14,791	26,866
Payments for debt issuance costs	(115)	(663)
Payments of interest on redeemable 5% cumulative preferred stock	(125)	(188)
Dividends paid on Common Stock	(934)	(779)
Distributions to noncontrolling interests	(1,220)	(1,121)
Net cash used in financing activities	(63,096)	(29,791)
Decrease in cash, cash equivalents and restricted cash	(79,423)	(10,916)
Cash, cash equivalents and restricted cash at beginning of period	421,097	409,247
Cash, cash equivalents and restricted cash at end of period	$341,674	398,331

Supplemental cash flow information:
Interest paid on borrowings	$9,745	8,059
Income taxes paid	862	283
Supplementary disclosure of non-cash investing and financing activities:
Construction funds receivable transferred to real estate	2,288	3,704
Operating lease assets recognized upon adoption of ASC 842	113,183	-
Operating lease liability recognized upon adoption of ASU 842	123,240	-
Operating lease assets obtained in exchange for new operating lease liabilities	5,864	-
Reduction in redeemable 5% cumulative preferred stock	-	(4,862)
Reduction in note receivable from holder of
redeemable 5% cumulative preferred stock	-	(5,000)
Increase in other assets upon issuance of Community
Development District Bonds	8,110	-
Assumption of Community Development District Bonds by developer	1,035	1,792
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	296,317	349,945
Restricted cash	45,357	48,386
Total cash, cash equivalents, and restricted cash	$341,674	398,331

See Notes to Condensed Consolidated Financial Statements - Unaudited

BBX Capital Corporation

Notes to Condensed Consolidated Financial Statements - Unaudited

1.    Organization and Basis of Financial Statement Presentation

Organization

BBX Capital Corporation and its subsidiaries (the “Company” or, unless otherwise indicated or the context otherwise requires, “we,” “us,” or “our”) is a Florida-based diversified holding company. BBX Capital Corporation as a standalone entity without its subsidiaries is referred to as “BBX Capital.”

BBX Capital has two classes of common stock. Holders of the Class A common stock are entitled to one vote per share, which in the aggregate represents 22% of the combined voting power of the Class A common stock and the Class B common stock. Class B common stock represents the remaining 78% of the combined vote. The percentage of total common equity represented by Class A and Class B common stock was 84% and 16%, respectively, at March 31, 2019. Class B common stock is convertible into Class A common stock on a share for share basis at any time at the option of the holder.

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

In management’s opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which include normal recurring adjustments, that are necessary for a fair statement of the condensed consolidated financial condition of the Company at March 31, 2019; the condensed consolidated results of operations and comprehensive income of the Company for the three months ended March 31, 2019 and 2018; the condensed consolidated changes in equity of the Company for the three months ended March 31, 2019 and 2018; and the condensed consolidated cash flows of the Company for the three months ended March 31, 2019 and 2018. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or any other future period.

These unaudited condensed consolidated financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on March 12, 2019.

The condensed consolidated financial statements include the accounts of BBX Capital’s wholly-owned subsidiaries, other entities in which BBX Capital or its subsidiaries hold controlling financial interests, and any VIEs in which BBX Capital or one of its consolidated subsidiaries is deemed the primary beneficiary of the VIE. All significant inter-company accounts and transactions have been eliminated in consolidation.

Certain amounts for prior periods have been reclassified to conform to the presentation for the current period.

Principal Investments

The Company’s principal investments include Bluegreen Vacations Corporation (“Bluegreen” or “Bluegreen Vacations”), BBX Capital Real Estate LLC (“BBX Capital Real Estate”), Renin Holdings, LLC (“Renin”), and IT’SUGAR, LLC (“IT’SUGAR”).

Bluegreen is a leading vacation ownership company that markets and sells VOIs and manages resorts in popular leisure and urban destinations. Bluegreen’s resort network includes 45 Club Resorts (resorts in which owners in the Bluegreen Vacation Club (“Vacation Club”) have the right to use most of the units in connection with their VOI ownership) and 24 Club Associate Resorts (resorts in which owners in Bluegreen’s Vacation Club have the right to use a limited number of units in connection with their VOI ownership). Bluegreen markets, sells, and manages VOIs in resorts, which are generally located in popular, high-volume, “drive-to” vacation destinations, including Orlando, Las Vegas, Myrtle Beach, Charleston and New Orleans, among others. Through its points-based system, the approximately 217,000 owners in Bluegreen’s Vacation Club have the flexibility to stay at units available at its resorts and have access to over 11,000 other hotels and resorts through partnerships and exchange networks. The resorts in which Bluegreen markets, sells, or manages VOIs were either developed or acquired by Bluegreen or were developed and are owned by third parties. Bluegreen earns fees for providing sales and marketing services to third party developers. Bluegreen also earns fees by providing management services to the Vacation Club and homeowners’ associations (“HOAs”), mortgage servicing, VOI title services, reservation services, and construction design and development services. In addition, Bluegreen provides financing to qualified VOI purchasers, which generates significant interest income.

BBX Capital Real Estate is engaged in the acquisition, development, construction, ownership, financing, and management of real estate and investments in real estate joint ventures. In addition, BBX Capital Real Estate owns a 50% equity interest in The Altman Companies, LLC (the “Altman Companies”), a developer and manager of multifamily apartment communities, and also manages the legacy assets acquired in connection with the Company’s sale of BankAtlantic in 2012, including portfolios of loans receivable and real estate properties.

Renin is engaged in the design, manufacture, and distribution of sliding doors, door systems and hardware, and home décor products and operates through its headquarters in Canada and two manufacturing and distribution facilities in the United States and Canada. In addition to its own manufacturing, Renin also sources various products and raw materials from China. During the three months ended March 31, 2019 and 2018, Renin’s revenues include $12.1 million and $8.6 million, respectively, of trade sales to two major customers and their affiliates and $4.4 million and $4.6 million, respectively, of revenues generated outside the United States. As of March 31, 2019 and 2018, Renin’s properties and equipment located outside the United States totaled $2.2 million.

IT’SUGAR is a specialty candy retailer which operates approximately 100 retail locations in over 25 states and Washington D.C. Its products include bulk candy, giant candy packaging, and novelty items that are sold at its retail locations, which include a mix of high-traffic resort and entertainment, lifestyle, mall/outlet, and urban locations across the United States.

In addition to its principal investments, the Company has other investments in various operating businesses, including restaurant locations throughout Florida and companies in the confectionery industry.

Recently Adopted Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued the following Accounting Standards Updates (“ASU”) and guidance relevant to the Company’s operations which were adopted as of January 1, 2019:

ASU No. 2016-02 – Leases (Topic 842). This standard, as subsequently amended and clarified by various ASUs, requires lessees to recognize assets and liabilities for the rights and obligations created by leases of assets. For income statement purposes, the standard retains a dual model which requires leases to be classified as either operating or finance based on criteria that are largely similar to those applied under prior lease accounting but without explicit bright lines. The standard also requires extensive quantitative and qualitative disclosures, including significant judgments and assumptions made by management in applying the standard, intended to provide greater insight into the amount, timing, and uncertainty of cash flows arising from leases.

The Company adopted the standard on January 1, 2019 and applied the transition guidance as of the date of adoption under the current-period adjustment method. As a result, the Company recognized right-of-use assets and lease liabilities associated with its leases on January 1, 2019, with a cumulative-effect adjustment to the opening balance of accumulated earnings, while the comparable prior periods in the Company’s financial statements continue to be reported in accordance with Topic 840, including the disclosures of Topic 840.

The standard includes a number of optional practical expedients under the transition guidance. The Company elected the package of practical expedients which allowed the Company to not reassess prior conclusions about lease identification, lease classification, and initial direct costs. The Company also made accounting policy elections by class of underlying asset to not apply the recognition requirements of the standard to leases with terms of 12 months or less and to not separate non-lease components from lease components. Consequently, each separate lease component and the non-lease components associated with that lease component is accounted for as a single lease component for lease classification, recognition, and measurement purposes.

Upon adoption of the standard on January 1, 2019, the Company recognized a lease liability of $123.2 million and a right-of-use asset of $113.2 million. The difference between the lease liability and right-of-use asset primarily reflects the reclassification of accrued straight-line rent and unamortized tenant allowances from other liabilities in the Company’s statement of financial condition to a reduction of the right-of-use asset. In addition, the Company recognized an impairment loss of $3.4 million in connection with the recognition of right-of-use assets for certain IT’SUGAR retail locations as a cumulative-effect adjustment to the opening balance of accumulated earnings. The implementation of the standard did not have a material impact on the Company’s statement of operations and comprehensive income or statement of cash flows. See Note 12 for additional information regarding the Company’s lease agreements.

Future Adoption of Recently Issued Accounting Pronouncements

The FASB has issued the following accounting pronouncements and guidance relevant to the Company’s operations which have not been adopted as of March 31, 2019:

ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This standard introduces an approach of estimating credit losses on certain types of financial instruments based on expected losses and expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating its allowance for credit losses. In addition, the standard requires entities to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination (i.e., by vintage year). This standard will be effective for the Company on January 1, 2020.  The Company is currently evaluating the impact that ASU 2016-13 may have on its consolidated financial statements.

ASU No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. This standard modifies the disclosure requirements in Topic 820 related to the valuation techniques and inputs used in fair value measurements, uncertainty in measurement, and changes in measurements applied. This standard will be effective for the Company on January 1, 2020. The Company is currently evaluating the impact that ASU 2018-13 may have on its consolidated financial statement footnote disclosures.

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

In these securitizations, Bluegreen generally retains a portion of the securities and continues to service the securitized notes receivable. Under these arrangements, the cash payments received from obligors on the receivables sold are generally applied monthly to pay fees to service providers, make interest and principal payments to investors, and fund required reserves, if any, with the remaining balance of such cash retained by Bluegreen; however, to the extent the portfolio of receivables fails to satisfy specified performance criteria (as may occur due to, among other things, an increase in default rates or credit loss severity) or other trigger events occur, the funds received from obligors are required to be distributed on an accelerated basis to investors. Depending on the circumstances and the transaction, the application of the accelerated payment formula may be permanent or temporary until the trigger event is cured. As of March  31, 2019, Bluegreen was in compliance with all material terms under its securitization transactions, and no trigger events had occurred.

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

Under the terms of certain VOI note sales, Bluegreen has the right to repurchase or substitute a limited amount of defaulted notes for new notes at the outstanding principal balance plus accrued interest. Bluegreen’s voluntary repurchases and substitutions of defaulted notes during the three months ended March 31, 2019 and 2018 were $2.1 million and $1.7 million, respectively. Bluegreen’s maximum exposure to loss relating to its non-recourse securitization entities is the difference between the outstanding VOI notes receivable and the notes payable, plus cash reserves and any additional residual interest in future cash flows from collateral.

The table below sets forth information regarding the assets and liabilities of Bluegreen’s consolidated VIEs included in the Company’s condensed consolidated statements of financial condition (in thousands):

	March 31,	December 31,
	2019	2018
Restricted cash	$20,714	28,400
Securitized notes receivable, net	318,111	341,975
Receivable backed notes payable - non-recourse	363,183	382,257

The restricted cash and the securitized notes receivable balances disclosed in the table above are restricted to satisfy obligations of the VIEs.

3.    Notes Receivable

The table below provides information relating to Bluegreen’s notes receivable and related allowance for loan losses (in thousands):

	March 31,	December 31,
	2019	2018
Notes receivable:
VOI notes receivable - non-securitized	$150,421	124,642
VOI notes receivable - securitized	421,309	447,850
Notes receivable secured by homesites (1)	805	898
Gross notes receivable	572,535	573,390
Allowance for loan losses - non-securitized	(33,628)	(28,258)
Allowance for loan losses - securitized	(103,198)	(105,875)
Allowance for loan losses - homesites (1)	(80)	(90)
Notes receivable, net	$435,629	439,167
Allowance as a % of gross notes receivable	24%	23%

(1)	Notes receivable secured by homesites were originated through a business, substantially all the assets of which were sold by Bluegreen in 2012.

The weighted-average interest rate on Bluegreen’s notes receivable was 15.1% at both March 31, 2019 and December 31, 2018.   All of Bluegreen’s VOI notes receivable bear interest at fixed rates. Bluegreen’s VOI notes receivable are generally secured by property located in Florida, Missouri, Nevada, South Carolina, Tennessee, and Wisconsin.

Credit Quality of Notes Receivable and the Allowance for Loan Losses

Bluegreen monitors the credit quality of its receivables on an ongoing basis. Bluegreen holds large amounts of homogeneous VOI notes receivable and assesses uncollectibility based on pools of receivables as Bluegreen does not believe that there are significant concentrations of credit risk with any individual counterparty or groups of counterparties. In estimating loan losses, Bluegreen does not use a single primary indicator of credit quality but instead evaluates its VOI notes receivable based upon a static pool analysis that incorporates the aging of the respective receivables, default trends, and prepayment rates by origination year, as well as the FICO scores of the borrowers.

The activity in Bluegreen’s allowance for loan losses (including notes receivable secured by homesites) was as follows (in thousands):

	For the Three Months Ended
	March 31,
	2019	2018
Balance, beginning of period	$134,223	123,791
Provision for loan losses	11,145	8,006
Write-offs of uncollectible receivables	(8,462)	(9,100)
Balance, end of period	$136,906	122,697

The percentage of gross notes receivable outstanding by FICO score of the borrower at the time of origination was as follows:

	March 31,	December 31,
FICO Score	2019	2018
700+	57.00%	57.00%
600-699	39.00	39.00
<699	3.00	3.00
No score (1)	1.00	1.00
Total	100.00%	100.00%

(1)	VOI notes receivable attributable to borrowers without a FICO score are primarily related to foreign borrowers.

The table below sets forth information regarding the delinquency status of Bluegreen’s VOI notes receivable (in thousands):

	March 31,	December 31,
	2019	2018
Current	$538,368	541,783
31-60 days	5,328	5,783
61-90 days	4,511	4,516
> 90 days (1)	23,523	20,410
Total	$571,730	572,492

(1)

Includes $17.4 million and $14.3 million as of March 31, 2019 and December 31, 2018, respectively, related to VOI notes receivable that, as of such date, had defaulted but the related VOI note receivable balance had not yet been charged off in accordance with the provisions of certain of Bluegreen’s receivable-backed notes payable transactions. These VOI notes receivable have been reflected in the allowance for loan losses.

4.     Trade Inventory

The Company’s trade inventory consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Raw materials	$3,020	2,718
Paper goods and packaging materials	1,164	1,122
Finished goods	16,539	16,270
Total trade inventory	$20,723	20,110

5.     VOI Inventory

Bluegreen’s VOI inventory consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Completed VOI units	$237,389	237,010
Construction-in-progress	31,847	26,587
Real estate held for future VOI development	73,150	70,552
Total VOI inventory	$342,386	334,149

6.    Real Estate

The Company’s real estate consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Real estate held-for-sale:
Land	$17,961	18,439
Residential single-family	832	832
Other	973	931
Total real estate held-for-sale	19,766	20,202
Real estate held-for-investment:
Land	11,011	10,976
Total real estate held-for-investment	11,011	10,976
Real estate inventory	22,839	23,778
Total real estate	$53,616	54,956

0

7.     Investments in Unconsolidated Real Estate Joint Ventures

As of March 31, 2019, the Company had equity interests in unconsolidated real estate joint ventures involved in the development of multifamily apartment and townhome communities, as well as single-family master planned communities. In addition, the Company owns a 50% equity interest in The Altman Companies, LLC, a developer and manager of multifamily apartment communities.

Investments in unconsolidated real estate joint ventures are accounted for as unconsolidated variable interest entities.  See Note 2 for information regarding the Company’s investments in consolidated variable interest entities.

The Company’s investments in unconsolidated real estate joint ventures consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Altis at Lakeline - Austin Investors LLC	$4,238	4,531
Altis at Grand Central Capital, LLC	2,604	2,549
Altis Promenade Capital, LLC	2,228	2,195
Altis at Bonterra - Hialeah, LLC	21,497	21,602
Altis Ludlam - Miami Investor, LLC	747	675
Altis Suncoast Manager, LLC	724	1,857
Altis Pembroke Gardens, LLC	1,281	1,284
Altis Fairways, LLC	1,893	1,876
Altis Wiregrass, LLC	1,866	1,897
The Altman Companies, LLC	15,521	14,893
ABBX Guaranty, LLC	2,500	2,500
Sunrise and Bayview Partners, LLC	1,516	1,439
PGA Design Center Holdings, LLC	653	691
CCB Miramar, LLC	4,036	1,575
BBX/Label Chapel Trail Development, LLC	4,089	4,515
L03/212 Partners, LLC	1,519	-
All other investments in real estate joint ventures	470	659
Total	$67,382	64,738

During January 2019, the Company invested in L03/212 Partners, LLC, a joint venture formed to invest in the development of The Main Las Olas, a mixed-used community located in downtown Fort Lauderdale, Florida that is planned to be comprised of an office tower with approximately 365,000 square feet of leasable area, a residential tower with approximately 341 units, and approximately 45,000 square feet of ground floor retail. As of March 31, 2019, the Company had funded $1.5 million of its expected capital contribution of $4.0 million.

See Note 10 to the Company’s consolidated financial statements included in the 2018 Annual Report for the Company’s accounting policies relating to its investments in real estate joint ventures.

8.     Debt

Notes Payable and Other Borrowings

The table below sets forth information regarding the Company’s notes payable and other borrowings (dollars in thousands):

	March 31, 2019			December 31, 2018
			Carrying			Carrying
			Amount of			Amount of
	Debt	Interest	Pledged	Debt	Interest	Pledged
	Balance	Rate	Assets	Balance	Rate	Assets
Bluegreen:
2013 Notes Payable	$22,500	5.50%	$22,963	$28,125	5.50%	$22,878
Fifth Third Bank Note	3,772	5.49%	7,847	3,834	5.34%	7,892
NBA Éilan Loan	23,591	5.74%	35,267	25,603	5.60%	35,615
Fifth Third Syndicated
Line of Credit	55,000	5.24%	94,774	55,000	5.27%	92,415
Fifth Third Syndicated
Term Loan	22,031	5.25%	29,811	22,500	5.37%	27,724
Unamortized debt
issuance costs	(1,458)			(1,671)
Total Bluegreen	$125,436			$133,391

Other:
Community Development
District Obligations	$29,432	4.25-6.00%	$39,727	$24,583	4.25-6.00%	$35,155
TD Bank Term Loan and
Line of Credit	8,059	5.54%	(1)	8,117	5.47%	(1)
Iberia $50.0 million
Revolving Line of Credit	-	-	(2)	30,000	5.35%	(2)
Banc of America Leasing
& Capital Equipment Note	506	4.75%	(3)	555	4.75%	(3)
Banc of America Revolving
Line of Credit	1,600	4.00%	(1)	-	-	-
Unsecured Note	3,400	6.00%	(4)	3,400	6.00%	(4)
Other	1,497	5.25%	1,930	1,507	5.25%	1,968
Unamortized debt
issuance costs	(889)			(666)
Total other	$43,605			$67,496

Total notes payable and
other borrowings	$169,041			$200,887

(1)	The collateral is a blanket lien on the respective company’s assets.
(2)	The collateral is membership interests in Woodbridge having a value of not less than $100.0 million.
(3)	The collateral is a security interest in the equipment financed by the underlying note. Additionally, IT’SUGAR is guarantor on the note.
(4)	BBX Capital is guarantor on the note.

See Note 13 to the Company’s consolidated financial statements included in the 2018 Annual Report for additional information regarding the above listed notes payable and other borrowings.

There were no new debt issuances or significant changes related to the above listed notes payable except for the February 2019 issuance of $8.1 million of community development bonds by the Meadow View at Twin Creeks CDD in order to fund the infrastructure improvements for Phase II of the Company’s Beacon Lake Community development and repay a portion of the bonds previously issued in 2016 in connection with Phase I of the development. The bonds issued in February 2019 have fixed interest rates ranging from 5.20% to 5.80% and mature at various times during the years 2030 through 2049. The Company at its option has the ability to repay a specified portion of the bonds at the time that it sells developed lots in the Beacon Lakes Community.

Receivable-Backed Notes Payable

The table below sets forth information regarding Bluegreen’s receivable-backed notes payable facilities (dollars in thousands):

	March 31, 2019			December 31, 2018
			Principal			Principal
			Balance of			Balance of
			Pledged/			Pledged/
	Debt	Interest	Secured	Debt	Interest	Secured
	Balance	Rate	Receivables	Balance	Rate	Receivables
Receivable-backed notes
payable - recourse:
Liberty Bank Facility	$19,766	5.50%	$24,730	$17,654	5.25%	$22,062
NBA Receivables Facility	43,255	5.25%	53,130	48,414	5.27%	57,805
Pacific Western Facility	11,723	5.50%	15,185	10,606	5.52%	13,730
Total	$74,744		$93,045	$76,674		$93,597

Receivable-backed notes
payable - non-recourse:
KeyBank/DZ Purchase Facility	7,297	5.23%	8,754	-	-	-
Quorum Purchase Facility	36,824	4.75-5.50%	41,867	40,074	4.75-5.50%	45,283
2012 Term Securitization	13,059	2.94%	15,237	15,212	2.94%	16,866
2013 Term Securitization	24,633	3.20%	27,411	27,573	3.20%	29,351
2015 Term Securitization	40,262	3.02%	44,697	44,230	3.02%	47,690
2016 Term Securitization	60,460	3.35%	69,442	63,982	3.35%	72,590
2017 Term Securitization	78,718	3.12%	91,712	83,513	3.12%	95,877
2018 Term Securitization	108,259	4.02%	122,187	114,480	4.02%	125,916
Unamortized debt issuance costs	(6,329)		-	(6,807)		-
Total	$363,183		$421,307	$382,257		$433,573
Total receivable-backed debt	$437,927		$514,352	$458,931		$527,170

There were no new debt issuances or significant changes related to the above listed facilities during the three months ended March 31, 2019.  See Note 13 to the Company’s consolidated financial statements included in the 2018 Annual Report for additional information regarding the above listed receivable-backed notes payable facilities.

Junior Subordinated Debentures

The table below sets forth information regarding the Company’s junior subordinated debentures (dollars in thousands):

	March 31, 2019		December 31, 2018
		Effective		Effective
	Carrying	Interest	Carrying	Interest
	Amounts	Rates (1)	Amounts	Rates (1)
Woodbridge - Levitt Capital Trusts I - IV	$66,302	6.39 - 6.55%	$66,302	6.20 - 6.65%
Bluegreen Statutory Trusts I - VI	110,827	7.44 - 7.60%	110,827	7.32 - 7.70%
Unamortized debt issuance costs	(1,183)		(1,200)
Unamortized purchase discount	(39,323)		(39,504)
Total junior subordinated debentures	$136,623		$136,425

(1)	The Company’s junior subordinated debentures bear interest at 3-month LIBOR (subject to quarterly adjustment) plus a spread ranging from 3.80% to 4.90%.

Woodbridge and Bluegreen have each formed statutory business trusts (collectively, the “Trusts”), each of which issued trust preferred securities and invested the proceeds thereof in junior subordinated debentures of Woodbridge and Bluegreen, respectively. The Trusts are VIEs in which Woodbridge and Bluegreen, as applicable, are not the primary beneficiaries. Accordingly, the Company and its subsidiaries do not consolidate the operations of these Trusts; instead, the beneficial interests in the Trusts are accounted for under the equity method of accounting. Included in other assets as of March  31, 2019 and December 31, 2018 was $0.4 million of equity in the Trusts. Interest on the junior subordinated debentures and distributions on the trust preferred securities are payable quarterly in arrears at the same interest rate.

All of the junior subordinated debentures were eligible for redemption by Woodbridge and Bluegreen, as applicable, as of March 31, 2019 and December 31, 2018.

See Note 13 to the Company’s consolidated financial statements included in the 2018 Annual Report for additional information regarding the Company’s junior subordinated debentures.

Debt Compliance and Amounts Available under Credit Facilities

As of March  31, 2019, BBX Capital and its subsidiaries were in compliance with all financial debt covenants under its debt instruments.

Amounts available under credit facilities for BBX Capital and its principal investments as of March 31, 2019 were as follows (in thousands):

BBX Capital	$50,000
Bluegreen	191,100
Renin	6,600
IT'SUGAR	2,400
Total credit availability	$250,100

The amounts available under the Company’s credit facilities are subject to eligible collateral and the terms of the facilities, as applicable.

9.    Revenue Recognition

The table below sets forth the Company’s revenue disaggregated by category (in thousands):

	For the Three Months Ended March 31,
	2019	2018
Sales of VOIs	$51,731	56,141
Fee-based sales commissions	45,212	45,854
Other fee-based services	25,436	23,952
Cost reimbursements	20,236	16,200
Resort title fees	2,728	2,689
Trade sales - wholesale	22,360	18,365
Trade sales - retail	23,624	20,035
Sales of real estate inventory	4,236	6,409
Other revenue	2,747	2,432
Revenue from customers	198,310	192,077
Interest income	21,415	21,917
Net gains on sales of assets	1,332	4,070
Total revenues	$221,057	218,064

10.    Income Taxes

BBX Capital and its subsidiaries file a consolidated federal income tax return and income tax returns in various state and foreign jurisdictions.

The Company’s effective income tax rate was approximately 35% and 33% during the three months ended March  31, 2019 and 2018,  respectively.

The Company’s effective income tax rate for the three months ended March  31, 2019 and 2018 was higher than the expected federal income tax rate of 21% due to nondeductible executive compensation and state income taxes.

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

The following is a description of certain ongoing litigation matters:

BBX Capital Litigation

There were no material pending legal proceedings against BBX Capital or its subsidiaries other than Bluegreen as of March 31, 2019.

Bluegreen Litigation

On August 24, 2016, Whitney Paxton and Jeff Reeser filed a lawsuit against Bluegreen Vacations Unlimited, Inc. (“BVU”), a wholly-owned subsidiary of Bluegreen, and certain of its employees (collectively, the “Defendants”), seeking to establish a class action of former and current employees of BVU and alleging violations of plaintiffs’ rights under the Fair Labor Standards Act of 1938 (the “FLSA”) and breach of contract. The lawsuit also sought damages in the amount of the unpaid compensation owed to the plaintiffs. The court granted preliminary approval of class action in September 2017 to conditionally certify collective action and facilitate notice to potential class members be granted with respect to certain employees and denied as to others. In February 2019, the parties agreed to settle the matter for an immaterial amount. It is expected that the court will approve the settlement and the dismissal of the lawsuit after the settlement documents are executed.

On September 22, 2017, Stephen Potje, Tamela Potje, Sharon Davis, Beafus Davis, Matthew Baldwin, Tammy Baldwin, Arnor Lee, Angela Lee, Gretchen Brown, Paul Brown, Jeremy Estrada, Emily Estrada, Michael Oliver, Carrie Oliver, Russell Walters, Elaine Walters, and Mike Ericson, individually and on behalf of all other similarly situated, filed a purported class action lawsuit against Bluegreen which asserts claims for alleged violations of the Florida Deceptive and Unfair Trade Practices Act and the Florida False Advertising Law. In the complaint, the plaintiffs alleged the making of false representations in connection with Bluegreen’s sales of VOIs, including representations regarding the ability to use points for stays or other experiences with other vacation providers, the ability to cancel VOI purchases and receive a refund of the purchase price and the ability to roll over unused points, and that annual maintenance fees would not increase. The purported class action lawsuit was dismissed without prejudice after mediation. However, on or about April 24, 2018, plaintiffs re-filed their individual claims in Palm Beach County Circuit Court. Bluegreen intends to vigorously defend the action.

On February 28, 2018, Oscar Hernandez and Estella Michael filed a purported class action litigation in San Bernardino Superior Court against BVU. The central claims in the complaint, as amended during June 2018, include alleged failures to pay overtime and wages at termination and to provide meal and rest periods, as well as claims relating to non-compliant wage statements and unreimbursed business expenses; and a claim under the Private Attorney’s General Act. Plaintiffs seek to represent a class of approximately 660 hourly, non-exempt employees who worked in the state of California since March 1, 2014. An initial case management conference was held, and discovery was stayed pending completion of mediation. BVU intends to file a motion enforcing pre-dispute arbitration agreements, should the matter not settle, and to challenge class certification.

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

On January 7, 2019, Shehan Wijesinha filed a purported class action lawsuit alleging violations of the Telephone Consumer Protection Act. It is alleged that BVU called plaintiff’s cell phone for telemarketing purposes using an automated dialing system and that plaintiff did not give BVU his express written consent to do so. Plaintiffs seek certification of a class comprised of other persons in the United States who, within the four years prior to the filing of the complaint, received similar calls from or on behalf of BVU without the person’s consent. Plaintiff seeks monetary damages, attorneys’ fees, and injunctive relief. Bluegreen believes the lawsuit is without merit and intends to vigorously defend the action.

On January 7, 2019, Debbie Adair and thirty-four other timeshare purchasers filed a lawsuit against BVU and Bass Pro alleging violations of the Tennessee Consumer Protection Act, the Tennessee Time-share Act, the California Time-Share Act, fraudulent misrepresentation for failure to make certain required disclosures, fraudulent inducement for inducing purchasers to remain under contract past rescission, unauthorized practice of law, civil conspiracy, unjust enrichment, and breach of contract. Plaintiffs seek rescission of their contracts, money damages, including statutory treble damages, or in the alternative, punitive damages in an amount not less than $0.5 million. Bluegreen believes the lawsuit is without merit and intends to vigorously defend the action. Bluegreen has agreed to indemnify Bass Pro with respect to the claims brought against it in this proceeding. This matter was removed to federal court, and plaintiffs are seeking to remand the matter to state court. Bluegreen has opposed their motion to remand and filed a motion to dismiss on behalf of both defendants.

Commencing in 2015, it came to Bluegreen’s attention that its collection efforts with respect to its VOI notes receivable were being impacted by a then emerging, industry-wide trend involving the receipt of  “cease and desist” letters from exit firms and attorneys purporting to represent certain VOI owners. Following receipt of these letters, Bluegreen is unable to contact the owners unless allowed by law. Bluegreen believes these exit firms have encouraged such owners to become delinquent and ultimately default on their obligations and that such actions and Bluegreen’s inability to contact the owners are a primary contributor to the increase in its annual default rates. Bluegreen’s average annual default rates have increased from 6.9% in 2015 to 8.2% in 2019. Bluegreen also estimates that approximately 15.8% of the total delinquencies on its VOI notes receivable as of March 31, 2019 related to VOI notes receivable subject to this issue. Bluegreen has in a number of cases pursued, and may in the future pursue, legal action against the VOI owners, and as described below, against the exit firms.

On December 21, 2018, Bluegreen and BVU filed a lawsuit against timeshare exit firm Totten Franqui and certain of its affiliates (“TPEs”). In the complaint, Bluegreen argues that through various forms of deceptive advertising, as well as inappropriate direct contact with VOI owners, the TPEs made false statements about Bluegreen and provided misleading information to the VOI owners. Bluegreen also believes that the TPEs induced Bluegreen’s VOI owners to breach their contracts and stop making payments to Bluegreen, which typically results in a default on the VOI note and termination of the VOI. Thereafter, the TPEs, despite often times doing no more than encouraging non-payment, claim that they “helped” the consumer “exit” their timeshare contract.  Bluegreen believes that this has resulted in the consumer paying fees to the TPEs in exchange for illusory services. Bluegreen has asserted claims under the Lanham Act, as well as tortious interference with contractual relations, civil conspiracy to commit tortious interference, and other claims.

The following is a description of certain commitments, contingencies, and guarantees:

In lieu of paying maintenance fees for unsold VOI inventory, Bluegreen provides subsidies to certain HOAs to provide funds to operate and maintain vacation ownership properties in excess of assessments collected from owners of the VOIs. During the three months ended March  31, 2019, Bluegreen made payments related to such subsidies of $1.9 million.  Bluegreen did not make any subsidy payments in connection with these arrangements during the three months ended March 31, 2018. As of March  31, 2019, Bluegreen had $4.2 million accrued for such subsidies, which is included in other liabilities in the Company’s condensed consolidated statement of financial condition. As of December 31, 2018, Bluegreen had no accrued liabilities for such subsidies.

In August 2016, BBX Capital entered into a severance arrangement with a former executive pursuant to which the executive is entitled to receive $3.7 million in cash payments over a three-year period ending in August 2019. As of March  31, 2019, the Company had a $0.5 million liability remaining under this arrangement,  which is included in other liabilities in the Company’s condensed consolidated statement of financial condition.

In December 2018,  Bluegreen entered into an agreement with an executive in connection with his retirement. Pursuant to the terms of the agreement, Bluegreen agreed to make payments totaling approximately $2.0 million through December 2019. As of March 31, 2019, Bluegreen had a $1.4 million liability remaining under this agreement, which is included in other liabilities in the Company’s condensed consolidated statement of financial condition.

Bluegreen has an exclusive marketing agreement with Bass Pro, a nationally-recognized retailer of fishing, marine, hunting, camping and sports gear, that provides Bluegreen with the right to market and sell vacation packages at kiosks in each of Bass Pro’s retail locations and through other means. As of March 31, 2019, Bluegreen sold vacation packages in 69 of Bass Pro’s stores. Bluegreen compensates Bass Pro based on VOI sales generated through the program. No compensation is paid to Bass Pro under the agreement on sales made at Bluegreen/Big Cedar Vacations’ resorts although Bluegreen/Big Cedar Vacations pays an affiliate of Bass Pro brand licensing and marketing fees on certain of those sales. During the three months ended March 31, 2019 and 2018, VOI sales to prospects and leads generated by the agreement with Bass Pro accounted for approximately 12% of Bluegreen’s VOI sales volume.

As previously disclosed, in March 2019, Bluegreen received a notice from Bass Pro stating that Bass Pro intended to cancel Bluegreen’s access to the Bass Pro marketing channels and advertising materials as of 30 days from the date of the notice unless Bluegreen cured the alleged breaches to Bass Pro’s satisfaction.

The alleged breaches cited in the notice included those previously disclosed by Bluegreen, and specifically Bass Pro’s belief that the amounts paid to it as VOI sales commissions should not have been adjusted for certain purchaser defaults, breaches regarding the calculation of commissions and other amounts payable under the marketing agreement and other related agreements, including reimbursements paid to Bluegreen, as well as matters regarding the operations at Bluegreen/Big Cedar Vacations. In addition, the notice referenced a breach Bass Pro alleged in 2014 regarding customer service. Bluegreen sent a response to Bass Pro with respect to each of these issues prior to the expiration of the cure period.

On April 17, 2019, Bass Pro, LLC and Big Cedar, LLC brought an action against BVU, a wholly-owned subsidiary of Bluegreen, alleging that BVU failed to pay certain commissions due it under the parties’ marketing agreement, improperly charged a tour generation fee and that its conduct in the Bass Pro stores breached its contractual commitments. Bass Pro seeks damages in an amount in excess of $10.0 million plus interest and attorneys’ fees, and such additional relief as the court determines.  BVU believes that this lawsuit is without merit and intends to vigorously defend the action. The parties are continuing to attempt to resolve the outstanding issues, and to date, Bass Pro has not cancelled Bluegreen’s access to Bass Pro Marketing channels. However, if the issues with Bass Pro are not resolved, Bluegreen’s results will be adversely impacted, and Bluegreen intends, in that case, to pursue all remedies available to it, including pursuing recovery of damages suffered as a result of Bass Pro’s actions.

The Company guarantees certain obligations of its wholly-owned subsidiaries and unconsolidated real estate joint ventures, including the following:

•

BBX Capital is a guarantor of 50% of the outstanding balance of a third party loan to the Sunrise and Bayview Partners, LLC real estate joint venture, which had an outstanding balance of $5.0 million as of March 31, 2019.

•

BBX Capital is the guarantor of a $1.5 million note payable owed to Centennial Bank by a wholly-owned subsidiary. The note payable is collateralized by property and equipment with a carrying amount of approximately $1.9 million.

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

•

BBX Capital’s wholly-owned subsidiary, Food for Thought Restaurant Group, LLC, from time to time enters into lease agreements in connection with its MOD Super Fast Pizza (“MOD Pizza”) restaurant locations. As of March 31, 2019, BBX Capital is a guarantor on four of the lease agreements with estimated future minimum rental payments of $4.9 million.

12.    Leases

BBX Capital and its subsidiaries are lessees under various operating leases for retail stores, sales offices, call centers, office space, equipment, and vehicles. Many of the Company’s lease agreements include one or more options to renew, with renewal terms that can extend the lease term from one to seven years, and the exercise of such renewal options is generally at the Company’s discretion. Certain of the Company’s lease agreements include rental payments based on a percentage of sales generated at the leased location over contractually specified levels, and others include rental payments adjusted periodically for inflation. The Company’s lease agreements do not contain material residual value guarantees or material restrictive covenants.

The Company recognizes right-of-use assets and lease liabilities associated with lease agreements with an initial term of greater than 12 months, while lease agreements with an initial term of 12 months or less are not recorded in the Company’s statement of financial condition. The Company generally does not include lease payments associated with renewal options that are exercisable at its discretion in the measurement of its right-of-use assets and lease liabilities as it is not reasonably certain that such options will be exercised. The table below sets forth information regarding the Company’s lease agreements which had an initial term of greater than 12 months (dollars in thousands):

As of
March 31, 2019
Operating lease assets	$113,536
Operating lease liabilities	$124,472
Weighted average remaining lease term (years)	6.37
Weighted average discount rate (1)	5.37%

(1)

As most of the Company’s lease agreements do not provide an implicit rate, the Company estimates incremental secured borrowing rates corresponding to the maturities of its lease agreements to determine the present value of future lease payments. To estimate incremental borrowing rates applicable to BBX Capital and its subsidiaries, the Company considers various factors, including the rates applicable to its recently issued debt and credit facilities and prevailing financial market conditions. The Company used the incremental borrowing rates applicable to BBX Capital and its subsidiaries on January 1, 2019 for operating leases that commenced prior to that date.

The Company generally recognizes lease costs associated with its operating leases on a straight-line basis over the lease term, while variable lease payments that do not depend on an index or rate are recognized as variable lease costs in the period in which the obligation for those payments is incurred. The table below sets forth information regarding the Company’s lease costs which are reflected in cost of trade sales and selling, general, and administrative expenses in the Company’s condensed consolidated statements of operations (in thousands):

For the Three
Months Ended
March 31, 2019
Fixed lease costs	$7,321
Short-term lease costs	1,170
Variable lease costs	2,227
Total operating lease costs	$10,718

The table below sets forth information regarding the maturity of the Company’s operating lease liabilities (in thousands):

Period Ending December 31,
2019	$20,384
2020	25,047
2021	23,470
2022	21,437
2023	18,026
After 2023	46,537
Total lease payments	154,901
Less: interest	30,429
Present value of lease liabilities	$124,472

The above operating lease payments exclude $21.4 million of legally binding minimum lease payments for lease agreements executed but not yet commenced, as the Company has not received possession of the leased property.  Included in the Company’s statement of cash flows under operating activities for the three months ended March 31, 2019 was $6.7 million of cash paid for amounts included in the measurement of lease liabilities. During the three months ended March 31, 2019, the Company obtained $5.9 million of right-of-use assets in exchange for new operating lease liabilities.

13.    Stock Incentive Plans

On January 8, 2019, BBX Capital’s compensation committee of the board of directors granted awards of 1,923,975 restricted shares of BBX Capital’s Class B Common Stock to its executive officers under the BBX Capital Corporation 2014 Incentive Plan. The aggregate grant date fair value of the awards was $11.8 million, and the shares vest ratably in annual installments of approximately 481,000 shares over four periods beginning on October 1, 2019.

14.    Noncontrolling Interests and Redeemable Noncontrolling Interest

Noncontrolling interests in the Company’s consolidated subsidiaries consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Bluegreen (1)	$41,721	41,478
Bluegreen / Big Cedar Vacations (2)	47,327	45,611
Joint ventures and other	1,079	899
Total noncontrolling interests	$90,127	87,988

The redeemable noncontrolling interest included in the Company’s condensed consolidated statement of financial condition is comprised of a redeemable noncontrolling interest associated with IT’SUGAR. The Company owns 90.4% of IT’SUGAR’s Class B Units, while the remaining 9.6% of such units are held by a noncontrolling interest and may be redeemed for cash at the holder’s option upon a contingent event outside of the Company’s control.

Income (loss) attributable to noncontrolling interests, including redeemable noncontrolling interests, consisted of the following (in thousands):

	For the Three Months Ended
	March 31,
	2019	2018
Bluegreen (1)	$1,463	2,098
Bluegreen / Big Cedar Vacations (2)	1,716	2,607
Joint ventures and other	(40)	(145)
Net income attributable to noncontrolling interests	$3,139	4,560

(1)

As a result of Bluegreen’s IPO during the fourth quarter of 2017 and subsequent share repurchases in 2018, the Company owns 90.3% of Bluegreen. Bluegreen was a wholly-owned subsidiary of the Company prior to the Bluegreen IPO.

(2)	Bluegreen has a joint venture arrangement pursuant to which it owns 51% of Bluegreen/Big Cedar Vacations.

15.    Fair Value Measurement

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

Financial Disclosures about Fair Value of Financial Instruments

The following tables present information for consolidated financial instruments at March 31, 2019 and December 31, 2018 (in thousands):

			Fair Value Measurements Using
			Quoted prices
	Carrying		in Active	Significant
	Amount	Fair Value	Markets	Other	Significant
	As of	As of	for Identical	Observable	Unobservable
	March 31,	March 31,	Assets	Inputs	Inputs
	2019	2019	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$296,317	296,317	296,317	-	-
Restricted cash	45,357	45,357	45,357	-	-
Notes receivable, net	435,629	556,000	-	-	556,000
Financial liabilities:
Receivable-backed notes payable	$437,927	452,300	-	-	452,300
Notes payable and other borrowings	169,041	175,591	-	-	175,591
Junior subordinated debentures	136,623	126,800	-	-	126,800
Redeemable 5% cumulative preferred stock	9,556	9,538	-	-	9,538

			Fair Value Measurements Using
			Quoted prices
	Carrying		in Active	Significant
	Amount	Fair Value	Markets	Other	Significant
	As of	As of	for Identical	Observable	Unobservable
	December 31,	December 31,	Assets	Inputs	Inputs
	2018	2018	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$366,305	366,305	366,305	-	-
Restricted cash	54,792	54,792	54,792	-	-
Notes receivable, net	439,167	537,000	-	-	537,000
Financial liabilities:
Receivable-backed notes payable	$458,931	462,400	-	-	462,400
Notes payable and other borrowings	200,887	203,547	-	-	203,547
Junior subordinated debentures	136,425	132,400	-	-	132,400
Redeemable 5% cumulative preferred stock	9,472	9,538	-	-	9,538

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

The fair values of notes receivable are estimated using Level 3 inputs and are based on estimated future cash flows considering contractual payments and estimates of prepayments and defaults, discounted at a market rate.

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

16.    Certain Relationships and Related Party Transactions

The Company may be deemed to be controlled by Alan B. Levan, the Company’s Chairman and Chief Executive Officer, and John E. Abdo, the Company’s Vice Chairman. Together, Mr. Alan B. Levan and Mr. Abdo may be deemed to beneficially own shares of the Company’s Class A Common Stock and Class B Common Stock representing approximately 78% of the Company’s total voting power. Mr. Alan B. Levan and Mr. Abdo serve as Chairman and Vice Chairman, respectively, of Bluegreen’s Board of Directors. Jarett S. Levan, the Company’s President and son of Alan B. Levan, and Seth M. Wise, the Company’s Executive Vice President, also serve as directors of the Company and Bluegreen.

Woodbridge is a wholly-owned subsidiary of the Company and owned 90.3% of Bluegreen as of March 31, 2019.

Bluegreen paid or reimbursed the Company for management advisory, risk management, administrative and other services in the amounts of $0.4 million during both of the three months ended March  31, 2019  and 2018.

The Company received $11.4 million and $10.1 million of dividends from Bluegreen during the three months ended March 31, 2019 and March 31, 2018, respectively.

In April 2015, pursuant to a Loan Agreement and Promissory Note, a wholly owned subsidiary of Bluegreen provided an $80.0 million loan to BBX Capital. Amounts outstanding on the loan bear interest at a rate of 6% per annum. Payments of interest are required on a quarterly basis, and all outstanding amounts are due and payable in April 2020. BBX Capital is permitted to prepay the loan in whole or in part at any time, and prepayments will be required, to the extent necessary, in order for Bluegreen or its subsidiaries to remain in compliance with covenants under outstanding indebtedness. During each of the three months ended March  31, 2019 and 2018, BBX Capital recognized $1.2 million of interest expense on the loan to Bluegreen. The interest expense was eliminated in consolidation in the Company’s condensed consolidated financial statements.

In May 2015, the Company, Woodbridge, Bluegreen and their respective subsidiaries entered into an Agreement to Allocate Consolidated Income Tax Liability and Benefits pursuant to which, among other customary terms and conditions, the parties agreed to file consolidated federal tax returns. Under the agreement, the parties calculate their respective income tax liabilities and attributes as if each of them were a separate filer. If any tax attributes of one party to the agreement are used by another party to the agreement to offset such other party’s tax liability, the party providing the benefit will receive an amount for the tax benefits realized. During the three months ended March  31, 2018, BBX Capital received $4.0 million of tax sharing payments from Bluegreen, and on April 1, 2019, BBX Capital received $2.3 million of tax sharing payments from Bluegreen.

During each of the three months ended March 31, 2019 and 2018, the Company paid Abdo Companies, Inc. approximately $77,000, in exchange for certain management services. John E. Abdo, the Company’s Vice Chairman, is the principal shareholder and Chief Executive Officer of Abdo Companies, Inc.

Certain of the Company’s affiliates, including its executive officers, have independently made investments with their own funds in investments that the Company has sponsored or in which the Company holds investments.

17.    Segment Reporting

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

The information provided for segment reporting is obtained from internal reports utilized by management of the Company, and the presentation and allocation of assets and results of operations may not reflect the actual economic costs of the segments as standalone businesses. If a different basis of allocation were utilized, the relative contributions of the segments might differ, but the relative trends in the segments’ operating results would, in management’s view, likely not be materially impacted.

The Company’s reportable segments are its principal investments:  Bluegreen,  BBX Capital Real Estate,  Renin, and IT’SUGAR. See Note 1 for a description of these segments.

In the segment information for the three months ended March 31, 2019 and 2018, amounts set forth in the column entitled “Other” include the Company’s investments in various operating businesses, including its pizza restaurant operations as a franchisee of MOD Pizza, the remaining operating businesses in the confectionery industry, and a controlling financial interest in a restaurant acquired in connection with a loan receivable default. The amounts set forth in the column entitled “Reconciling Items and Eliminations” include corporate selling, general, and administrative expenses, interest expense associated with Woodbridge’s junior subordinated debentures and BBX Capital’s $50.0 million revolving line of credit, and elimination entries.

The Company evaluates segment performance based on segment income before income taxes.

The table below sets forth the Company’s segment information as of and for the three months ended March 31, 2019 (in thousands):

Revenues:	Bluegreen	BBX Capital Real Estate	Renin	IT'SUGAR	Other	Reconciling Items and Eliminations	Segment Total
Sales of VOIs	$51,731	-	-	-	-	-	51,731
Fee-based sales commissions	45,212	-	-	-	-	-	45,212
Other fee-based services	29,568	-	-	-	-	-	29,568
Cost reimbursements	20,236	-	-	-	-	-	20,236
Trade sales	-	-	19,343	17,215	9,435	(9)	45,984
Sales of real estate inventory	-	4,236	-	-	-	-	4,236
Interest income	22,008	202	-	-	39	(834)	21,415
Net gains on sales of real estate assets	-	1,332	-	-	-	-	1,332
Other revenue	89	846	-	210	470	(272)	1,343
Total revenues	168,844	6,616	19,343	17,425	9,944	(1,115)	221,057
Costs and expenses:
Cost of VOIs sold	3,848	-	-	-	-	-	3,848
Cost of other fee-based services	22,868	-	-	-	-	-	22,868
Cost reimbursements	20,236	-	-	-	-	-	20,236
Cost of trade sales	-	-	15,117	11,220	5,962	(9)	32,290
Cost of real estate inventory sold	-	2,643	-	-	-	-	2,643
Interest expense	9,506	-	140	22	22	1,458	11,148
Recoveries from loan losses, net	-	(961)	-	-	-	-	(961)
Impairment losses	-	-	-	-	618	-	618
Selling, general and administrative expenses	90,214	2,494	3,035	8,106	6,041	12,103	121,993
Total costs and expenses	146,672	4,176	18,292	19,348	12,643	13,552	214,683
Equity in net losses of unconsolidated real estate joint ventures	-	(17)	-	-	-	-	(17)
Foreign exchange gain	-	-	5	-	-	-	5
Income (loss) before income taxes	22,172	2,423	1,056	(1,923)	(2,699)	(14,667)	6,362

Total assets	$1,347,093	175,195	34,856	140,565	46,088	16,879	1,760,676

Expenditures for property and equipment	$7,507	3	115	1,220	822	26	9,693
Depreciation and amortization	$3,365	93	298	1,060	585	112	5,513
Debt accretion and amortization	$1,121	86	8	56	1	90	1,362
Cash and cash equivalents	$189,875	18,846	-	3,943	8,295	75,358	296,317
Equity method investments	$-	67,382	-	-	-	-	67,382
Goodwill	$-	-	-	35,167	2,081	-	37,248
Receivable-backed notes payable	$437,927	-	-	-	-	-	437,927
Notes payable and other borrowings	$125,436	31,959	8,059	2,106	1,481	-	169,041
Junior subordinated debentures	$71,504	-	-	-	-	65,119	136,623

The table below sets forth the Company’s segment information as of and for the three months ended March  31, 2018 (in thousands):

	Bluegreen	BBX Capital Real Estate	Renin	IT'SUGAR	Other	Reconciling Items and Eliminations	Segment Total
Revenues:
Sales of VOIs	$56,141	-	-	-	-	-	56,141
Fee-based sales commissions	45,854	-	-	-	-	-	45,854
Other fee-based services	28,024	-	-	-	-	-	28,024
Cost reimbursements	16,200	-	-	-	-	-	16,200
Trade sales	-	-	14,985	16,681	6,736	(2)	38,400
Sales of real estate inventory	-	6,409	-	-	-	-	6,409
Interest income	21,122	1,534	-	1	31	(771)	21,917
Net gains on sales of real estate assets	-	4,069	1	-	-	-	4,070
Other revenue	181	739	-	18	304	(193)	1,049
Total revenues	167,522	12,751	14,986	16,700	7,071	(966)	218,064
Costs and expenses:
Cost of VOIs sold	1,812	-	-	-	-	-	1,812
Cost of other fee-based services	17,411	-	-	-	-	-	17,411
Cost reimbursements	16,200	-	-	-	-	-	16,200
Cost of trade sales	-	-	12,150	10,559	5,209	(2)	27,916
Cost of real estate inventory sold	-	4,247	-	-	-	-	4,247
Interest expense	7,767	-	158	-	89	1,177	9,191
Recoveries from loan losses, net	-	(4,813)	-	-	-	-	(4,813)
Impairment losses	-	45	-	-	187	-	232
Selling, general and administrative expenses	93,549	2,485	2,760	8,075	5,081	12,948	124,898
Total costs and expenses	136,739	1,964	15,068	18,634	10,566	14,123	197,094
Equity in net earnings of unconsolidated real estate joint ventures	-	1,280	-	-	-	-	1,280
Foreign exchange loss	-	-	52	-	-	-	52
Income (loss) before income taxes	$30,783	12,067	(30)	(1,934)	(3,495)	(15,089)	22,302

Total assets	$1,217,976	138,345	35,330	70,238	33,724	86,601	1,582,214

Expenditures for property and equipment	5,462	23	107	1,089	1,392	2	8,075
Depreciation and amortization	2,927	101	285	1,094	375	142	4,924
Debt accretion and amortization	1,019	-	4	45	25	-	1,093
Cash and cash equivalents	167,845	6,421	-	4,903	8,954	161,822	349,945
Equity method investments	-	48,841	-	-	_-	-	48,841
Goodwill	-	-	-	35,167	4,315	-	39,482
Receivable-backed notes payable	413,334	-	-	-	-	-	413,334
Notes payable and other borrowings	83,764	20,858	13,689	-	7,013	-	125,324
Junior subordinated debentures	70,677	-	-	-	-	65,048	135,725

18.    Subsequent Events

Subsequent events have been evaluated through the date the financial statements were available to be issued. As of such date, there were no subsequent events identified that required recognition or disclosure other than as disclosed below or in the footnotes herein.

In April 2019, the Altis at Lakeline joint venture sold its 354 unit multifamily apartment community located in Cedar Park, Texas. In connection with the sale, the Company received approximately $9.0 million of distributions from the venture.

In April 2019, the PGA Design Center joint venture sold its remaining commercial buildings located in Palm Beach Gardens, Florida and provided seller financing to the buyer for a portion of the sales price. In connection with the sale, the Company received approximately $2.3 million of distributions from the venture. In addition, BBX Capital Real Estate sold its remaining land parcels at PGA Station in Palm Beach Gardens, Florida, which had a carrying amount of $6.8 million as of March 31, 2019, to the buyer of the commercial buildings sold by the PGA Design Center joint venture. In connection with the sale, BBX Capital Real Estate received proceeds of $8.5 million and reinvested $2.1 million of the proceeds in a joint venture with the PGA Design Center joint venture to provide seller financing to the buyer.

In May 2019, BBX Capital Real Estate sold RoboVault, a self-storage facility in Fort Lauderdale, Florida, which had a carrying amount of $6.9 million as of March 31, 2019. In connection with the sale, BBX Capital Real Estate received net sales proceeds of approximately $11.8 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This document contains forward-looking statements based largely on current expectations of BBX Capital Corporation and its subsidiaries (the “Company” or, unless otherwise indicated or the context otherwise requires, “we”, “us”, or “our”; and BBX Capital Corporation as a standalone entity, “BBX Capital”) that involve a number of risks and uncertainties. All opinions, forecasts, projections, future plans or other statements, other than statements of historical fact, are forward-looking statements and can be identified by the use of words or phrases such as “plans,” “believes,” “will,” “expects,” “anticipates,” “intends,” “estimates,” “our view,” “we see,” “would” and words and phrases of similar import. The forward-looking statements in this document are also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and involve substantial risks and uncertainties. We can give no assurance that such expectations will prove to be correct. Actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements contained herein. Forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties that are subject to change based on factors which are, in many instances, beyond our control. When considering forward-looking statements, the reader should keep in mind the risks, uncertainties and other cautionary statements made in this report. The reader should not place undue reliance on any forward-looking statement, which speaks only as of the date made. This document also contains information regarding the past performance of the Company and its respective investments and operations. The reader should note that prior or current performance is not a guarantee or indication of future performance. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, and all such information should only be viewed as historical data. Future results could differ materially as a result of a variety of risks and uncertainties.

Some factors which may affect the accuracy of the forward-looking statements apply generally to the industries in which the Company operates, including the resort development and vacation ownership industries in which Bluegreen Vacations Corporation (“Bluegreen Vacations” or “Bluegreen”) operates, the real estate development and construction industry in which BBX Capital Real Estate LLC (“BBX Capital Real Estate” or “BBXRE”) operates, the home improvement industry in which Renin Holdings, LLC (“Renin”) operates, and the confectionery industry in which IT’SUGAR, LLC (“IT’SUGAR”) and the Company’s other confectionery businesses operate.

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

•

Risks associated with the Company’s indebtedness, including that the Company will be required to utilize cash flow to service its indebtedness, that indebtedness may make the Company more vulnerable to economic downturns, that indebtedness subjects the Company to covenants and restrictions on its operations and activities and on BBX Capital’s ability to pay dividends, and, with respect to the $80.0 million loan that BBX Capital received from a subsidiary of Bluegreen during April 2015 and due April 2020, that BBX Capital may be required to prepay the loan to the extent necessary for Bluegreen or its subsidiaries to remain in compliance with covenants under their outstanding indebtedness or at maturity;

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
•

Risks associated with BBX Capital’s previously announced plan to take Bluegreen private pursuant to a statutory short-form merger under Florida law, including that BBX Capital previously announced that it has advised Bluegreen that BBX Capital is re-evaluating whether or not it will proceed with such merger transaction;

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

•

The risk that creditors of BBX Capital’s subsidiaries or other third parties may seek to recover distributions or dividends made by such subsidiaries to BBX Capital or other amounts owed by such subsidiaries to such creditors or third parties;

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
•

Risks associated with legal and other regulatory proceedings, including claims of noncompliance with applicable regulations or for development and construction related defects, and the impact they may have on the Company’s financial condition and operating results;

•	Audits of the Company’s payroll, federal or state income tax returns, including that they may result in the imposition of additional taxes;
•	Environmental liabilities, including claims with respect to mold or hazardous or toxic substances, and their impact on the Company’s financial condition and operating results;
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

With respect to Bluegreen, the risks and uncertainties also include, but are not limited to:

•	Adverse trends or disruptions in economic conditions generally or in the vacation ownership, vacation rental, and travel industries;
•

Adverse changes to, expirations or terminations of, or interruptions in, business and strategic relationships, management contracts, exchange networks or other strategic marketing alliances (including Bluegreen’s ability to resolve the issues with Bass Pro, the potential termination of Bluegreen’s access to Bass Pro stores and advertising materials, the impact of any termination on Bluegreen’s business and results, and its ability to recover damages it suffers);
•

Risks of the real estate market and the risks associated with real estate development, including a decline in real estate values and a deterioration of other conditions relating to the real estate market and real estate development;

•	Bluegreen’s ability to maintain an optimal inventory of vacation ownership interests (“VOIs”) for sale;
•	Decreased demand from prospective purchasers of VOIs;
•	Adverse events or trends in vacation destinations and regions where the resorts in Bluegreen’s network are located, including weather-related events;
•	The availability of financing and Bluegreen’s ability to sell, securitize, or borrow against its VOI notes receivable;
•	The ratings of third-party rating agencies, including the impact of any downgrade on Bluegreen’s ability to obtain, renew, or extend credit facilities, or otherwise raise funds;
•	Bluegreen’s indebtedness and the terms of its indebtedness may limit, among other things, its activities and ability to pay dividends, and Bluegreen may not comply with the terms of its indebtedness;
•	The loss of the services of Bluegreen’s key management and personnel could adversely affect its business;
•	Bluegreen’s ability to comply with regulations applicable to the vacation ownership industry and the costs of compliance efforts or a failure to comply;
•	Bluegreen’s ability to successfully implement its growth strategy or maintain or expand its capital-light business relationships or activities;
•	Bluegreen’s customers’ compliance with their payment obligations under financing provided by Bluegreen, and the impact of defaults on Bluegreen’s operating results and liquidity position;
•

Changes in Bluegreen’s business model and marketing efforts, plans, or strategies, which may cause marketing expenses to increase or adversely impact its revenue, operating results, and financial condition and such expenses as well as investments in new and expanded sales offices may not achieve the desired results;

•	Bluegreen’s ability to compete effectively in the highly competitive vacation ownership industry and against hotel and other hospitality and lodging alternatives:
•	The impact of the resale market for VOIs on Bluegreen’s business, operating results, and financial condition; and
•

Risks associated with Bluegreen’s relationships with third-party developers, including that third-party developers who provide VOIs to be sold pursuant to fee-based services or just-in-time arrangements may not provide VOIs when planned and that third-party developers may not fulfill their obligations to Bluegreen or to the homeowners’ associations (“HOAs”) that maintain the resorts they developed.

With respect to BBX Capital Real Estate, the risks and uncertainties also include, but are not limited to:

•

The impact of economic, competitive, and other factors affecting BBX Capital Real Estate and its assets, including the impact of a decline in real estate values on BBX Capital Real Estate’s business and the value of its assets;

•

Risks that the recent investment in The Altman Companies, LLC (the “Altman Companies”) may not produce the anticipated benefits or be profitable and that it will increase the Company’s exposure to risks associated with the multifamily real estate development and construction industry;

•	The risk of additional impairments of real estate assets;
•	The risks associated with investments in real estate developments and joint ventures, including:
o	exposure to downturns in the real estate and housing markets;
o

exposure to risks associated with real estate development activities, including severe weather conditions increasing costs, delaying construction, causing uninsured losses or reducing demand for homes;

o	risks associated with obtaining necessary zoning and entitlements;
o	risks that joint venture partners may not fulfill their obligations and concentration risks associated with entering into numerous joint ventures with the same joint venture partner;
o	risks relating to reliance on third-party developers or joint venture partners to complete real estate projects;
o	risk associated with increasing interest rates, as the majority of the development costs and sales of residential communities is financed;
o	risks associated with not finding tenants for multifamily apartments or buyers for single-family homes and townhomes;

o	risk associated with identifying equity partners, securing financing, and selling newly built multifamily apartments;
o risk that the projects will not be developed as anticipated or be profitable; and
o risk associated with customers or vendors not performing on their contractual obligations.

 With respect to IT’SUGAR and Renin, the risks and uncertainties also include, but are not limited to:

•	Risks that the Company’s investments will not achieve the returns anticipated;
•	Risks that their business plans, including IT’SUGAR’s plans for opening new stores in high profile locations, will not be successful;
•	Risks that market demand for their products could decline;
•	Risks associated with increased commodity costs or a limited availability of commodities;
•	Risks associated with product recalls or product liability claims;
•	The risk of losses associated with excess or obsolete inventory and the risks of additional required reserves for the lower of cost or market value losses in inventory;
•	For Renin, the risk of trade receivable losses and the risks of charge-offs and required increases in the allowance for bad debts;
•	Risks associated with the performance of vendors, commodity price volatility, and the impact of tariffs on goods imported from Canada and Asia, particularly with respect to Renin;
•	For Renin, risks associated with exposure to foreign currency exchange risk of the U.S. dollar compared to the Canadian dollar;
•	The amount and terms of indebtedness associated with the operations and capital expenditures may impact their financial condition and results of operations and limit their activities;
•	Requirements for operating and capital expenditures may require BBX Capital to make additional capital contributions or advances; and
•	The risk that a decline in IT’SUGAR’s profitability or cash flows may result in impairment losses associated with IT’SUGAR’s intangible and long-lived assets.

With respect to the Company’s other investments in operating businesses, in addition to the above risks relevant to these businesses, the risks and uncertainties include, but are not limited to:

•

Risks that the Company’s reorganization of the confectionery businesses and operations may not achieve anticipated operating efficiencies and reduction in operating losses and that the implementation of strategic alternatives, including the sale, spin-off, or exit of these businesses, will result in additional losses;

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

These and other risks and uncertainties disclosed in this Quarterly Report on Form 10-Q are not necessarily all of the important factors that could cause the Company’s actual results to differ materially from those expressed in any of the forward-looking statements. Other unknown or unpredictable factors could cause the Company’s actual results to differ materially from those expressed in any of the forward-looking statements.

Given these uncertainties, you are cautioned not to place undue reliance on forward-looking statements, and you should read this Quarterly Report on Form 10-Q with the understanding that actual future results, levels of activity, performance, and events and circumstances may be materially different from what the Company expects. The Company qualifies all forward-looking statements by these cautionary statements.

Forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q.

In addition to the risks and factors identified above, reference is also made to the other risks and factors detailed in this report and the other reports filed by the Company with the SEC, including those disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Annual Report”). The Company cautions that the foregoing factors are not exclusive.

Critical Accounting Policies

See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the section “Critical Accounting Policies” to the Company’s 2018 Annual Report on Form 10-K for a discussion on critical accounting policies.

New Accounting Pronouncements

See Note 1 to the Company’s condensed consolidated financial statements included in Item 1 of this report for a discussion of new accounting pronouncements applicable to the Company.

Overview

BBX Capital is a Florida-based diversified holding company whose principal investments are Bluegreen, BBX Capital Real Estate, Renin, and IT’SUGAR. In addition to its principal investments, the Company has other investments in various operating businesses, including restaurant locations throughout Florida and companies in the confectionery industry.

The Company’s goal is to build long-term shareholder value. Since many of the Company’s assets do not generate income on a regular or predictable basis, the Company’s objective continues to be long-term growth as measured by increases in book value and intrinsic value over time. In addition, the Company’s goal is to streamline its investment verticals so that it can be more easily analyzed and followed by the marketplace. The Company regularly reviews the performance of its investments and, based upon economic, market, and other relevant factors, considers transactions involving the sale or disposition of all or a portion of its assets, investments, or subsidiaries. These include, among other alternatives, a sale or spin-off of its assets, investments, or subsidiaries or transactions involving public or private issuances of debt or equity securities which decrease or dilute the Company’s ownership interest in such investments.

As of March  31, 2019, the Company had total consolidated assets of approximately $1.8 billion and shareholders’ equity of approximately $550.9 million. Net income attributable to shareholders for the three months ended March  31, 2019 and 2018 was approximately $1.5 million and $11.1 million, respectively.

Summary of Consolidated Results of Operations

Consolidated Results

The following summarizes key financial highlights for the three months ended March  31, 2019 compared to the same 2018 period:

•	Total consolidated revenues were $221.1 million, a 1.4% increase compared to the same period in 2018.
•	Income before income taxes was $6.4 million, a 71.5% decrease compared to the same period in 2018.
•	Net income attributable to common shareholders was $1.5 million, an 86.6% decrease compared to the same period in 2018.
•	Diluted earnings per share were $0.02 per diluted share, a $0.09 per share decrease compared to the same period in 2018.

The Company’s consolidated results for the three months ended March  31, 2019 compared to the same 2018 period were primarily impacted by the following:

•	A decrease in Bluegreen’s revenues primarily attributable to lower system-wide sales of VOIs, which reflects a decline in marketing tours, and an increase in the provision for loan losses.
•	An increase in Bluegreen’s net carrying cost of VOI inventory primarily due to Bluegreen’s acquisition of the Éilan Hotel and Spa during April 2018 and a decline in rental and sampler revenues.
•

A decrease in BBX Capital Real Estate’s interest income and recoveries from loan losses primarily due to the continued decline in the balance of the Company’s legacy portfolio as several significant commercial nonaccrual loans were repaid in 2018.

•

A decrease in sale activity in BBX Capital Real Estate’s portfolio in the 2019 period, as results for the 2018 period included the Company’s sale of a student housing complex, the PGA Design Center joint venture’s sale of a retail building, and higher sales of developed lots to homebuilders at the Beacon Lake Community development in St. Johns County, Florida.

Segment Results

We currently report the results of our business activities through the following reportable segments: Bluegreen, BBX Capital Real Estate, Renin and IT’SUGAR.

Information regarding income (loss) before income taxes by reportable segment for the three months ended March 31, 2019 and 2018 is set forth in the table below (in thousands):

	For the Three Months Ended March 31,
	2019	2018	Change
Bluegreen	$22,172	30,783	(8,611)
BBX Capital Real Estate	2,423	12,067	(9,644)
Renin	1,056	(30)	1,086
IT'SUGAR	(1,923)	(1,934)	11
Other	(2,699)	(3,495)	796
Reconciling items and eliminations	(14,667)	(15,089)	422
Income before income taxes	6,362	22,302	(15,940)
Provision for income taxes	(1,724)	(6,600)	4,876
Net income	4,638	15,702	(11,064)
Less: Net income attributable to noncontrolling interests	3,139	4,560	(1,421)
Net income attributable to shareholders	$1,499	11,142	(9,643)

Bluegreen Reportable Segment

Segment Description

Bluegreen is a leading vacation ownership company that markets and sells VOIs and manages resorts in top leisure and urban destinations. Bluegreen’s resort network includes 45 Club Resorts (resorts in which owners in its Vacation Club have the right to use most of the units in connection with their VOI ownership) and 24 Club Associate Resorts (resorts in which owners in its Vacation Club have the right to use a limited number of units in connection with their VOI ownership). Bluegreen’s Club Resorts and Club Associate Resorts are primarily located in popular, high-volume, “drive-to” vacation locations, including Orlando, Las Vegas, Myrtle Beach and Charleston, among others. Through its points-based system, the approximately 217,000 owners in its Vacation Club have the flexibility to stay at units available at any of its resorts and have access to over 11,000 other hotels and resorts through partnerships and exchange networks. Bluegreen has a robust sales and marketing platform supported by exclusive marketing relationships which drive sales within its core demographic.

VOI Sales and Financing

Bluegreen’s primary business is the marketing and selling of deeded VOIs, developed either by Bluegreen or third parties. Customers who purchase these VOIs receive an annual allotment of points, which can be redeemed for stays at one of its resorts or at 11,000 other hotels and resorts available through partnerships and exchange networks. Historically, VOI companies have funded the majority of the capital investment in connection with resort development with internal resources and acquisition and development financing. In 2009, Bluegreen began selling VOIs on behalf of third-party developers and has successfully diversified from a business focused on capital-intensive resort development to a more flexible model with a balanced mix of developed and capital-light inventory. Bluegreen’s relationships with third-party developers enable it to generate fees from the sales and marketing of their VOIs without incurring the significant upfront capital investment generally associated with resort acquisition or development. While sales of acquired or developed inventory typically result in greater income before income taxes and Adjusted EBITDA contribution, fee-based sales typically do not require an initial investment or involve development financing risk. Both acquired or developed VOI sales and fee-based VOI sales drive recurring, incremental and long-term fee streams by adding owners to Bluegreen’s Vacation Club and new resort management contracts. In conjunction with sales of VOIs owned by Bluegreen, Bluegreen also generates interest income by originating loans to qualified purchasers. Collateralized by the underlying VOIs, Bluegreen’s loans are generally structured as 10-year, fully-amortizing loans with a fixed interest rate ranging from approximately 13% to 17% per annum. As of March 31, 2019, the weighted-average interest rate on its VOI notes receivable was 15.1%. In addition, Bluegreen earns fees for various other services, including title and escrow services in connection with the closing of VOI sales, and Bluegreen generates fees for mortgage servicing.

Resort Operations and Club Management

Bluegreen enters into management agreements with the HOAs that maintain most of the resorts in its Vacation Club and earns fees for providing management services to those HOAs and Bluegreen’s approximately 217,000 Vacation Club owners. These resort management services include oversight of housekeeping services, maintenance, and certain accounting and administration functions. Bluegreen’s management contracts yield highly predictable, recurring cash flows and do not have the traditional risks associated with hotel management contracts that are linked to daily rate or occupancy. Bluegreen’s management contracts are typically structured as “cost-plus,” with an initial term of three years and automatic one-year renewals. In connection with the management services provided to the Vacation Club, Bluegreen manages the reservation system and provides owner, billing, and collection services. In addition to resort and club management services, Bluegreen earns fees for various other services that produce recurring, predictable, and long term-revenue, including construction management services for third-party developers.

Principal Components Affecting Bluegreen’s Results of Operations

Principal Components of Revenues

Fee-Based Sales. Represent sales of third-party VOIs where Bluegreen is paid a commission.

JIT Sales. Represent sales of VOIs acquired from third parties in close proximity to when Bluegreen intends to sell such VOIs.

Secondary Market Sales. Represent sales of VOIs acquired from HOAs or other owners, typically in connection with maintenance fee defaults. This inventory is generally purchased at a greater discount to retail price compared to developed VOI sales and VOIs purchased by Bluegreen for sale as part of its JIT sales activities.

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

Other Fee-Based Services. Represents resort operation and club management fees from managing the Vacation Club and transaction fees for certain resort amenities and certain member exchanges. Bluegreen also earns recurring management fees under its management agreements with HOAs for day-to-day management services, including oversight of housekeeping services, maintenance, and certain accounting and administrative functions. Bluegreen also includes in other fee-based services revenue earned from various other services that produce recurring, predictable, and long-term revenue, such as title services.

Principal Components of Costs and Expenses

Cost of VOIs Sold.  Represents the cost at which Bluegreen’s owned VOIs sold during the period were relieved from inventory. In addition to inventory from its developed VOI business, Bluegreen’s owned VOIs also include those that were acquired by Bluegreen under JIT and secondary market arrangements. Compared to the cost of Bluegreen’s developed VOI inventory, VOIs acquired in connection with JIT arrangements typically have a relatively higher associated cost of sales as a percentage of sales, while those acquired in connection with secondary market arrangements typically have a lower cost of sales as a percentage of sales, as secondary market inventory is generally obtained from HOAs at a significant discount to retail price. Cost of VOIs sold as a percentage of sales of VOIs varies between periods based on the relative costs of the specific VOIs sold in each period and the size of the point packages of the VOIs sold (primarily due to offered volume discounts, and taking into account consideration of cumulative sales to existing owners). Additionally, the effect of changes in estimates under the relative sales value method, including estimates of projected sales, future defaults, upgrades, and incremental revenue from the resale of repossessed VOI inventory, are reflected on a retrospective basis in the period the change occurs. Cost of sales will typically be favorably impacted in periods where a significant amount of secondary market VOI inventory is acquired or actual defaults and equity trades are higher and the resulting change in estimate is recognized. While Bluegreen believes that there is additional inventory that can be obtained through the secondary market at favorable prices in the future, there can be no assurance that such inventory will be available as expected.

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

Financing Expense. Represents financing interest expense related to Bluegreen’s receivable-backed debt, amortization of the related debt issuance costs, and expenses incurred in providing financing and servicing loans, including administrative costs associated with mortgage servicing activities for Bluegreen’s loans and the loans of certain third-party developers. Mortgage servicing activities include, among other things, payment processing, reporting and collections.

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

Bluegreen considers EBITDA and Adjusted EBITDA to be an indicator of its operating performance, and they are used by Bluegreen to measure its ability to service debt, fund capital expenditures, and expand its business. EBITDA is also used by companies, lenders, investors and others because it excludes certain items that can vary widely across different industries or among companies within the same industry. For example, interest expense can be dependent on a company’s capital structure, debt levels, and credit ratings. Accordingly, the impact of interest expense on earnings can vary significantly among companies. The tax positions of companies can also vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the jurisdictions in which they operate. As a result, effective tax rates and provision for income taxes can vary considerably among companies. EBITDA also excludes depreciation and amortization because companies utilize productive assets of different ages and use different methods of both acquiring and depreciating productive assets. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies.

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

Results of Operations

Information regarding the results of operations for Bluegreen for the three months ended March  31, 2019 and 2018, including a reconciliation of net income to EBITDA and Adjusted EBITDA, is set forth below (dollars in thousands):

	For the Three Months Ended March 31,
	2019		2018
	Amount	% of System-wide sales of VOIs (5)	Amount	% of System-wide sales of VOIs (5)
Developed VOI sales (1)	$68,153	53%	$47,531	36%
Secondary market sales	59,153	45%	76,289	57%
Fee-based sales	66,794	52%	68,684	52%
JIT sales	2,234	2%	3,369	3%
Less: Equity trade allowances (6)	(66,656)	-52%	(63,029)	-48%
System-wide sales of VOIs	129,678	100%	132,844	100%
Less: Fee-based sales	(66,794)	-52%	(68,684)	-52%
Gross sales of VOIs	62,884	48%	64,160	48%
Provision for loan losses (2)	(11,153)	-18%	(8,019)	-12%
Sales of VOIs	51,731	40%	56,141	42%
Cost of VOIs sold (3)	(3,848)	-7%	(1,812)	-3%
Gross profit (3)	47,883	93%	54,329	97%
Fee-based sales commissions (4)	45,212	68%	45,854	67%
Financing revenue, net of
financing expense	12,502	10%	13,355	10%
Other fee-based services	49,804	38%	44,224	33%
Cost of other fee-based services	(35,417)	-27%	(31,094)	-23%
Net carrying cost of VOI inventory	(7,687)	-6%	(2,517)	-2%
Selling and marketing expenses	(65,222)	-50%	(65,683)	-49%
General and administrative expenses	(24,992)	-19%	(27,866)	-21%
Operating profit	22,083	17%	30,602	23%
Other income	89		181
Provision for income taxes	(5,303)		(7,201)
Net income	$16,869		$23,582

Adjustments for EBITDA:
Provision for income taxes	5,303		7,201
Income before taxes	22,172		30,783
Depreciation and amortization	3,365		2,927
Franchise taxes	34		81
Interest expense (other than interest
incurred on debt that is secured by
VOI notes receivable)	4,244		3,056
Interest income (other than interest
earned on VOI notes receivable)	(1,846)		(1,434)
EBITDA	27,969		35,413
Adjustments for Adjusted EBITDA:
Corporate realignment costs	-		476
Loss (gain) on assets held for sale	9		(20)
EBITDA attributable to
noncontrolling interest in
Bluegreen/Big Cedar Vacations	(1,781)		(2,612)
Adjusted EBITDA	$26,197		$33,257

(1)	Developed VOI sales represent sales of VOIs acquired or developed by Bluegreen. Developed VOI sales do not include Secondary Market sales, Fee-Based sales or JIT sales.
(2)	Percentages for provision for loan losses are calculated as a percentage of gross sales of VOIs, which excludes Fee-Based sales (and not as a percentage of system-wide sales of VOIs).
(3)	Percentages for costs of VOIs sold and gross profit are calculated as a percentage of sales of VOIs (and not as a percentage of system-wide sales of VOIs).
(4)	Percentages for Fee-Based sales commissions are calculated as a percentage of fee-based sales (and not as a percentage of system-wide sales of VOIs).
(5)	Represents the applicable line item, calculated as a percentage of system-wide sales of VOIs, unless otherwise indicated in the above footnotes.
(6)	Equity trade allowances are amounts granted to customers upon trading in their existing VOIs in connection with the purchase of additional VOIs.

Sales of VOIs. Sales of VOIs were $51.7 million and $56.1 million during the three months ended March 31, 2019 and 2018, respectively. Sales of VOIs are impacted by the factors described below in system-wide sales of VOIs.  Gross sales of VOIs were reduced by $11.2 million and $8.0 million during the three months ended March 31, 2019 and 2018, respectively, for the provision for loan losses. The provision for loan losses varies based on the amount of financed, non-fee based sales during the period and changes in estimates of future notes receivable performance for existing and newly originated loans. Bluegreen’s provision for loan losses as a percentage of gross sales of VOIs was 18% and 12% during the three months ended March 31, 2019 and 2018, respectively. The percentage of Bluegreen’s sales which were realized in cash within 30 days from sale increased to 44% during the three months ended March 31, 2019 from 43% during the three months ended March 31, 2018. The increase in the provision for loan losses is primarily due to a low provision in the first quarter of 2018 resulting from the impact of prepayments (including equity trades) on prior years’ originations in excess of previous estimates.  Although Bluegreen has seen a stabilization in its default rates currently, in recent years Bluegreen has experienced an increase in default rates. Bluegreen believes that a significant portion of the default increase in recent years is due in part to the receipt of letters from attorneys who purport to represent certain VOI owners and who have encouraged such owners to become delinquent and ultimately default on their obligations. See Note 11 to the Company’s consolidated financial statements included in Item 1 of this report for additional information regarding such letters and actions taken by Bluegreen in connection therewith. While Bluegreen believes its notes receivable are adequately reserved at this time, actual defaults may differ from the estimates, and the reserve may not be adequate. In addition to the factors described below impacting system-wide sales of VOIs, sales of VOIs are impacted by the proportion of system-wide sales of VOIs sold on behalf of third parties on a commission basis, which are not included in sales of VOIs.

The average default rates and delinquency rates (more than 30 days past due) on Bluegreen’s VOI notes receivable were as follows:

	For the Twelve Months Ended March 31,
	2019	2018
Average annual default rates	8.18%	8.35%

	As of March 31,
	2019	2018
Delinquency rates	2.89%	2.75%

System-wide sales of VOIs. System-wide sales of VOIs were $129.7 million and $132.8 million during the three months ended March 31, 2019 and 2018, respectively. Bluegreen believes the decrease was primarily due to reduced marketing tours resulting from the impact of lower marketing vacation package sales last year and packages deemed unqualified through its “yield management” program.  The impact on system-wide sales from lower tours was partially offset by an increase in the average sales volume per guest.

Included in system-wide sales are Fee-Based Sales, JIT Sales, Secondary Market Sales, and developed VOI sales. Sales by category are tracked based on which deeded VOI is conveyed in each transaction. Bluegreen manages which VOIs are sold based on several factors, including the needs of fee-based clients, Bluegreen’s debt service requirements, and default resale requirements under term securitizations and similar transactions. These factors contribute to fluctuations in the amount of sales by category from period to period.

The following table sets forth certain information for system-wide sales of VOIs for the three months ended March 31, 2019 and 2018 (dollars in thousands):

	For the Three Months Ended March 31,
	2019	2018	% Change
Number of sales offices at period-end	26	24	8%
Number of active sales arrangements with
third-party clients at period-end	15	13	15%
Total number of VOI sales transactions	8,243	8,769	-6%
Average sales price per transaction	$15,796	$15,234	4%
Number of total guest tours	48,138	50,197	-4%
Sale-to-tour conversion ratio – total
marketing guests	17.1%	17.5%	-2%
Number of new guest tours	28,064	29,879	-6%
Sale-to-tour conversion ratio – new
marketing guests	13.9%	14.9%	-7%
Percentage of sales to existing owners	56.9%	54.0%	5%
Average sales volume per guest	$2,705	$2,661	2%

Cost of VOIs Sold.  During the three months ended March 31, 2019 and 2018, cost of VOIs sold was $3.8 million and $1.8 million, respectively, and represented 7% and 3%, respectively, of sales of VOIs. Cost of VOIs sold as a percentage of sales of VOIs varies between periods based on the relative costs of the specific VOIs sold in each period and the size of the point packages of the VOIs sold (due to offered volume discounts, including consideration of cumulative sales to existing owners). Additionally, the effect of changes in estimates under the relative sales value method, including estimates of project sales, future defaults, upgrades, and incremental revenue from the resale of repossessed VOI inventory, are reflected on a retrospective basis in the period the change occurs.  Therefore, cost of sales will typically be favorably impacted in periods where a significant amount of Secondary Market VOI inventory is acquired or actual defaults and equity trades are higher than anticipated and the resulting change in estimate is recognized.  During the first quarter of 2018, Bluegreen’s cost of sales benefited as a result of the fact that approximately 36% of its VOI sales related to a resort that it acquired in 2017 that had a relatively lower cost than its other VOIs.

Fee-Based Sales Commission Revenue. During the three months ended March 31, 2019 and 2018, Bluegreen sold $66.8 million and $68.7 million, respectively, of third-party VOI inventory under commission arrangements and earned sales and marketing commissions of $45.2 million and $45.9 million, respectively, in connection with those sales. The decrease in sales of third-party developer inventory on a commission basis during the 2019 period was due primarily to the factors described above relating to the decrease in system-wide sales of VOIs.  Bluegreen earned an average sales and marketing commission of 68% and 67% during the three months ended March 31, 2019, and 2018, respectively, which is net of a reserve for commission refunds in connection with early defaults and cancellations, pursuant to the terms of certain fee-based service arrangements. The increase in sales and marketing commissions as a percentage of fee-based sales was primarily related to the mix of developer sales at higher commission rates in the 2019 period.

Financing Revenue, Net of Financing Expense.  During the three months ended March 31, 2019 and 2018, financing revenue, net of financing expense was $12.5 million and $13.4 million, respectively. The decrease is primarily attributable to an increase in financing expense as a result of a higher weighted-average cost of borrowing, as well as higher balances on Bluegreen’s notes payable and other borrowings.

Other Fee-Based Services. During the three months ended March 31, 2019 and 2018, revenue from Bluegreen’s resort operations, club management and title operations was $49.8 million and $44.2 million, respectively, which was partially offset by expenses directly related to these operations of $35.4 million and $31.1 million, respectively.

Other fee-based services revenue increased 12.6% during the three months ended March 31, 2019 as compared to the same period in 2018. Bluegreen provides management services to the Vacation Club and to a majority of the HOAs of the resorts within the Vacation Club. In connection with its management services, Bluegreen also manages the Vacation Club reservation system, provides services to owners, and performs billing and collection services to the Vacation Club and certain HOAs. Additionally, Bluegreen generates revenues from its Traveler Plus program, food and beverage operations at the resorts, and other retail operations. Bluegreen also earns commissions from providing rental services to third parties and fees from managing the construction activities of certain of its fee based third-party developer clients. The number of resort properties Bluegreen manages increased from 47 as of March 31, 2018 to 49 as of March 31, 2019 due to new resorts under management in New Orleans, Louisiana and San Antonio, Texas resulting in increased resort operations and club management revenues during the 2019 period compared to the 2018 period. Bluegreen’s other fee-based services from title operations were $2.7 million for each of the three months ended March 31, 2019 and 2018.

Cost of other fee-based services increased 13.9% during the three months ended March 30, 2019 as compared to the same period in 2018. This increase is primarily due to the higher costs associated with programs provided to VOI owners and the increased costs of providing management services as a result of the increase in the number of managed resorts. Bluegreen’s costs directly related to title operations were $1.2 million for each of the three months ended March 31, 2019 and 2018.

Net Carrying Cost of VOI Inventory.  The carrying cost of Bluegreen’s inventory was $9.3 million and $5.7 million during the three months ended March 31, 2019 and 2018, respectively, which was partly offset by rental and sampler revenues of $1.6 million and $3.2 million, respectively. The increase in net carrying costs of VOI inventory was primarily due to Bluegreen’s acquisition of the Éilan Hotel and Spa during April 2018, increased maintenance fees and developer subsidies associated with the increase in VOI inventory, decreased rentals of developer inventory, and decreased net operating profits from Bluegreen’s sampler program.

Selling and Marketing Expenses.  Selling and marketing expenses were $65.2 million and $65.7 million during the three months ended March 31, 2019 and 2018, respectively. As a percentage of system-wide sales of VOIs, selling and marketing expenses increased to 50% from 49% during the three months ended March 31, 2019 and 2018, respectively, primarily due to an increase in commission costs.

General and Administrative Expenses. General and administrative expenses were $25.0 million and $27.9 million during the three months ended March  31, 2019 and 2018, respectively.  As a percentage of system-wide sales of VOIs, general and administrative expenses were 19%  and 21% during the three months ended March 31, 2019 and 2018, respectively. The decrease in the 2019 period was primarily due to lower self-insured health care costs, legal expenses, and executive leadership compensation and severance expenses.

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

BBXRE also manages the legacy assets acquired in connection with the Company’s sale of BankAtlantic in 2012, including portfolios of loans receivable and real estate properties.

Current Trends and Developments

Beacon Lake Master Planned Development

During the three months ended March  31, 2019,  BBXRE continued its development of the Beacon Lake Community in St. Johns County, Florida and sold the remaining 51 developed lots to homebuilders as part of Phase I of the project, which is comprised of 302 lots.  In addition, BBXRE is currently developing the lots comprising Phase II of the project, which is expected to include approximately 400 single-family homes and 196 townhomes, and anticipates that sales of Phase II lots to homebuilders will commence during the first quarter of 2020.

The Altman Companies and Related Investments

In 2018, BBXRE acquired a 50% membership interest in the Altman Companies, a joint venture between the Company and Joel Altman (“JA”) engaged in the development, construction, and management of multifamily apartment communities. As of March 31, 2019, BBXRE had investments in nine active developments sponsored by the Altman Companies, including five developments that are stabilized or being leased and expected to be sold over the next two years, three developments that are under construction, and a project that is currently in predevelopment stages.

During the three months ended March 31, 2019, a joint venture sponsored by the Altman Companies closed on its permanent development financing and commenced construction of Altis at Suncoast, a 350 unit multifamily apartment community located in Tampa, Florida. The Altman Companies is providing development, general contractor, and management services to the venture in exchange for ongoing fee revenue, and BBXRE and JA have invested in the managing member of the venture.

In April 2019, the Altis at Lakeline joint venture, in which the Company held an investment which had a carrying amount of $4.2 million as of March 31, 2019, sold its 354 unit multifamily apartment community located in Cedar Park, Texas. In connection with the sale, the Company received approximately $9.0 million of distributions from the venture.

Other Joint Venture Activity

During the three months ended March 31, 2019, BBXRE invested in a joint venture formed to invest in the development of The Main Las Olas, a mixed-used community located in downtown Fort Lauderdale, Florida that will be comprised of an office tower with approximately 365,000 square feet of leasable area, a residential tower with approximately 341 units, and approximately 45,000 square feet of ground floor retail. BBXRE initially invested $1.5 million in the joint venture and expects to invest an additional $2.5 million as the development progresses.

In April 2019, the PGA Design Center joint venture, in which the Company held an investment which had a carrying amount of $0.7 million as of March 31, 2019, sold the remaining commercial buildings owned by the venture and provided seller financing to the buyer for a portion of the sales price. In connection with the sale, the Company received approximately $2.3 million of distributions from the venture.

Other Developments and Operating Properties

In April 2019, BBXRE sold its remaining land parcels at PGA Station in Palm Beach Gardens, Florida, which had a carrying amount of $6.8 million as of March 31, 2019, to the buyer of the commercial buildings sold by the PGA Design Center joint venture described in the immediately preceding paragraph. In connection with the sale, BBXRE received proceeds of $8.5 million and reinvested $2.1 million of the proceeds in a joint venture with the PGA Design Center joint venture to provide seller financing to the buyer.

In May 2019, BBXRE sold RoboVault, a self-storage facility in Fort Lauderdale, Florida, which had a carrying amount of $6.9 million as of March 31, 2019. In connection with the sale, BBXRE received net sales proceeds of approximately $11.8 million.

The transactions described above that occurred subsequent to March 31, 2019 are not reflected in BBXRE’s results of operations for the three months ended March 31, 2019.

Results of Operations

Information regarding the results of operations for BBXRE for the three months ended March  31, 2019 and 2018 is set forth below (dollars in thousands):

	For the Three Months Ended March 31,
	2019	2018	Change
Sales of real estate inventory	$4,236	6,409	(2,173)
Interest income	202	1,534	(1,332)
Net gains on sales of real estate assets	1,332	4,069	(2,737)
Other	846	739	107
Total revenues	6,616	12,751	(6,135)
Cost of real estate inventory sold	2,643	4,247	(1,604)
Recoveries from loan losses, net	(961)	(4,813)	3,852
Impairment losses	-	45	(45)
Selling, general and administrative expenses	2,494	2,485	9
Total costs and expenses	4,176	1,964	2,212
Equity in net (losses) earnings of unconsolidated joint ventures	(17)	1,280	(1,297)
Income before income taxes	$2,423	12,067	(9,644)

BBX Capital Real Estate’s income before income taxes for the three months ended March 31, 2019 compared to the same 2018 period decreased by $9.6 million, or 79.9%, primarily due to the following:

•	Lower net profits from the sale of developed lots to homebuilders at the Beacon Lake Community development, as BBXRE sold 51 developed lots in the 2019 period and 83 in the 2018 period;
•

A decrease in interest income and recoveries from loan losses primarily due to the continued decline in the balance of the legacy asset portfolio, as several significant commercial nonaccrual loans were repaid in 2018;

•

A decrease in net gains on sales of real estate assets primarily due to the recognition of a $3.1 million net gain upon the sale of a student housing complex in the 2018 period, partially offset by the recognition of a $1.3 million net gain on the sale of commercial land in the 2019 period; and

•	A net decrease in equity in earnings of unconsolidated joint ventures primarily due to the impact of the PGA Design Center joint venture’s sale of a retail building during the 2018 period.

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

Current Trends and Developments

During 2019, Renin continued to experience a shift in its customer mix toward retail customers, while its barn door product has continued to increase as a percentage of its overall product mix. In particular, during the three months ended March 31, 2019, retail, commercial, and direct installation trade sales as a percentage of total gross trade sales were 72%, 20%, and 8%, respectively, as compared to 58%, 33%, and 9% during the same 2018 period. This shift reflects the addition of Costco as a retail customer of barn doors,  the expansion of Renin’s sales program with Lowe’s to include additional stores, and a decrease in commercial sales. As a result, Renin’s sales of barn doors and barn door hardware as a percentage of total gross sales increased to 44%  during the three months ended March 31, 2019 from 28% during the same 2018 period.

Results of Operations

Information regarding the results of operations for Renin for the three months ended March  31, 2019 and 2018 is set forth below (dollars in thousands):

		For the Three Months Ended March 31,
		2019	2018	Change
Trade sales and other revenue		$19,343	14,986	4,357
Cost of trade sales		(15,117)	(12,150)	(2,967)
Gross margin		4,226	2,836	1,390
Interest expense		140	158	(18)
Selling, general and administrative expenses		3,035	2,760	275
Foreign exchange (gain) loss		(5)	(52)	47
Total costs and expenses		3,170	2,866	304
Income (loss) before income taxes		$1,056	(30)	1,086
Gross margin percentage	%	21.85	18.92	2.93
SG&A as a percent of trade sales	%	15.69	18.42	(2.73)

Renin’s income before income taxes for the three months ended March 31, 2019 was $1.1 million compared to a loss before income taxes of $30,000 during the same 2018 period. The increase was primarily due to the following:

•	An increase in trade sales and gross margin primarily due to higher sales volume from Renin’s retail channel customers, including barn door and closet door products; partially offset by
•	An increase in selling, general and administrative expenses which reflects higher marketing expenses associated with advertising programs for certain of its retail channel customers.

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

Current Trends and Developments

During 2019, IT’SUGAR continued to invest capital in several new retail locations, including a new retail location in Orlando, Florida that was opened in March 2019 and a flagship location in Las Vegas that is expected to open during the second quarter of 2019. In addition, IT’SUGAR is continuing to evaluate the lease agreements for its current retail locations where sales volumes may give rise to early lease termination rights and the potential opportunity to renegotiate lease terms and occupancy costs.

IT’SUGAR incurred a loss before income taxes for the three months ended March 31, 2019, which management believes reflects the seasonal nature of its trade sales. It is also anticipated that IT’SUGAR will incur a loss before income taxes for the year ended December 31, 2019 due primarily to the expected costs of opening new stores and the related depreciation expense. However, IT’SUGAR generated positive cash flows from operations during the three months ended March 31, 2019 and is expected to continue to do so for the balance of 2019.

Results of Operations

Information regarding the results of operations for IT’SUGAR for the three months ended March  31, 2019 and 2018 is set forth below (dollars in thousands):

		For the Three Months Ended March 31,
		2019	2018	Change
Trade sales		$17,215	16,681	534
Cost of trade sales		(11,220)	(10,559)	(661)
Gross margin		5,995	6,122	(127)
Interest expense		22	-	22
Selling, general and administrative expenses		8,106	8,075	31
Total costs and expenses		8,128	8,075	53
Other revenue		210	19	191
Loss before income taxes		$(1,923)	(1,934)	11
Gross margin percentage	%	34.82	36.70	(1.88)
SG&A as a percent of trade sales	%	47.09	48.41	(1.32)

IT’SUGAR’s loss before income taxes was $1.9 million for each of the three months ended March 31, 2019 and 2018, which reflects the following:

•	An increase in trade sales primarily due to the opening of new locations during the second half of 2018, including the FAO Schweetz location in New York City; and
•	An increase in other revenues due to the receipt of business interruption insurance recoveries associated with a weather event in 2017; partially offset by
•	An overall increase in store occupancy costs, which resulted in a decline in gross margin.

Other

Other in the Company’s segment information includes its investments in other operating businesses that are in various stages of development and currently generate operating losses. These investments include various companies in the confectionery industry, including Hoffman’s Chocolates, a manufacturer and retailer of gourmet chocolates with retail locations in South Florida, and other manufacturers/wholesalers of confectionery products. In addition, the Company’s wholly-owned subsidiary, Food for Thought Restaurant Group, LLC (“FFTRG”), has entered into area development and franchise agreements pursuant to which the FFTRG has the opportunity to develop up to approximately 60 MOD Super Fast Pizza (“MOD Pizza”) franchised restaurant locations throughout Florida over the next several years. FFTRG currently operates nine MOD Pizza restaurant locations, including two that were opened during the three months ended March 31, 2019. FFTRG is evaluating the performance of its MOD Pizza restaurant locations to determine the number, if any, of new restaurant locations that it will open in the future. In addition to the above investments, the Company also holds various other investments, including a restaurant located in South Florida that was acquired through a loan foreclosure.

Businesses in the Confectionery Industry

The loss before income taxes from the Company’s other businesses in the confectionery industry for the three months ended March 31, 2019 and 2018 was $1.1 million and $2.5 million, respectively. The decrease in losses generated by these operations reflects the impact of various strategic initiatives implemented by the Company during 2018, which included the closure of a manufacturing facility and a reduction in corporate personnel and infrastructure.

Consistent with the Company’s goal to streamline its investment verticals so the Company can be more easily analyzed and followed by the marketplace, the Company is evaluating strategic alternatives related to certain of its businesses in the confectionery industry, including, but not limited to, the sale, spin-off, or exit of these businesses. To the extent that the Company pursues one or more of these strategic alternatives, the Company may recognize impairment charges and incur additional costs in future periods. As of March 31, 2019, the net book value of the confectionery businesses currently under evaluation was $4.7 million.

MOD Pizza Restaurant Operations

The loss before income taxes from the Company’s MOD Pizza restaurant operations for the three months ended March 31, 2019 and 2018 was $1.7 million and $0.8 million, respectively. The increase in losses was primarily attributable to the recognition of an impairment loss of $0.6 million associated with property and equipment at a location that is performing below expectations, as well as costs incurred in connection with the opening of two new restaurant locations during the three months ended March 31, 2019.

Reconciling Items and Eliminations

Reconciling items and eliminations in the Company’s segment information includes the following:

•	BBX Capital’s corporate general and administrative expenses;
•	Interest expense primarily associated with Woodbridge’s junior subordinated debentures and BBX Capital’s $50.0 million revolving line of credit and redeemable cumulative preferred stock;
•	Interest income on interest-bearing cash accounts;
•	The elimination of Bluegreen’s interest income on its $80 million notes receivable from BBX Capital; and
•	Other items.

Corporate General and Administrative Expenses

BBX Capital’s corporate general and administrative expenses consist primarily of costs associated with administering the various support functions at its corporate headquarters, including executive compensation, legal, accounting, human resources, investor relations, and executive offices. BBX Capital’s corporate general and administrative expenses for the three months ended March 31, 2019 and 2018 were $12.3 million and $13.1 million, respectively. The decrease in corporate general and administrative expenses for the three months ended March 31, 2019 compared to the same 2018 period primarily reflects lower share-based compensation costs and reduced headcount in the 2019 period.

Interest Expense

Excluding its note payable to Bluegreen, BBX Capital’s interest expense for the three months ended March 31, 2019 and 2018 was $1.5 million and $1.2 million, respectively. The increase in interest expense during the three months ended March 31, 2019 as compared to the same 2018 period primarily reflects higher interest expense on Woodbridge’s junior subordinated debentures associated with the impact of rising interest rates on the variable rates of interest on such debt, as well as interest expense and facility fees relating to BBX Capital’s $50.0 million revolving line of credit.

BBX Capital’s interest expense on the $80.0 million note payable to Bluegreen was $1.2 million for each of the three months ended March 31, 2019 and 2018. The interest expense on this note and the related interest income recognized by Bluegreen are eliminated in the Company’s consolidated statements of operations.

Interest Income

During each of the three months ended March 31, 2019 and 2018, the Company recognized $0.4 million of interest income from BBX Capital’s interest-bearing cash accounts.

Provision for Income Taxes

The Company’s effective income tax rate was 35% during the three months ended March 31, 2019 compared to 33% during the same period in 2018.  The Company’s effective tax rate was higher than the expected federal income tax rate of 21% due to nondeductible executive compensation and state income taxes. The Company’s effective tax rate was applied to income before income taxes reduced by net income attributable to noncontrolling interests in joint ventures taxed as partnerships.

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

Net income attributable to noncontrolling interests was $3.1 million and $4.6 million during the three months ended March 31, 2019 and 2018, respectively. The decrease in net income attributable to noncontrolling interests for the three months ended March  31, 2019 compared to the same 2018 period was primarily due to a decrease in Bluegreen’s net income.

Consolidated Cash Flows

A summary of our consolidated cash flows is set forth below (in thousands):

	For the Three Months Ended
	March 31,
	2019	2018
Cash flows used in operating activities	$(6,566)	(1,682)
Cash flows (used in) provided by investing activities	(9,761)	20,557
Cash flows used in financing activities	(63,096)	(29,791)
Net decrease in cash, cash equivalents and restricted cash	$(79,423)	(10,916)
Cash, cash equivalents and restricted cash at beginning of period	421,097	409,247
Cash, cash equivalents and restricted cash at end of period	$341,674	398,331

Cash Flows provided by/used in Operating Activities

The Company’s operating cash flows decreased $4.9 million during the three months ended March 31, 2019 compared to the same 2018 period. The decrease was primarily due to decreased operating cash flows from BBX Capital Real Estate, including a decrease in proceeds from the sale of developed lots at the Beacon Lake Community development, operating distributions from joint ventures, and interest payments from loan collections in the legacy asset portfolio.

Cash Flows provided by/used in Investing Activities

The Company’s investing cash flows decreased by $30.3 million during the three months ended March 31, 2019 compared to the same 2018 period. The decrease reflects a decline in cash flows from investing activities from BBX Capital Real Estate, including a reduction in loan collections in the legacy asset portfolio and proceeds from the sales of real estate assets, as well as an increase in investments in real estate joint ventures. In addition, the decrease reflects increased purchases of property and equipment at Bluegreen.

Cash Flows provided by/used in Financing Activities

The Company’s cash used in financing activities increased by $33.3 million during the three months ended March 31, 2019 compared to the same 2018 period, which was primarily due to the Company’s repayment of the outstanding balance of $30.0 million on BBX Capital’s revolving line of credit during the three months ended March 31, 2019 and lower proceeds from borrowings collateralized by Bluegreen’s notes receivable of $12.3 million, partially offset by lower repayments on Bluegreen’s credit facilities and notes payable of $8.3 million.

Seasonality

Bluegreen has historically experienced, and expects to continue to experience, seasonal fluctuations in its revenues and results of operations. This seasonality has resulted, and may continue to result, in fluctuations in quarterly operating results. Although more potential customers typically visit Bluegreen’s sales offices during the quarters ending in June and September, recognition of the resulting sales during these periods may be delayed due to applicable revenue recognition rules.

IT'SUGAR and certain of the Company’s other operating businesses are subject to seasonal fluctuations in trade sales, which cause fluctuations in the Company’s quarterly results of operations. Historically, IT’SUGAR has generated its strongest retail trade sales during the months from June through August, as well as during the month of December.

Commitments

The Company’s material commitments as of March 31, 2019 included the required payments due on its receivable-backed debt, notes payable and other borrowings, junior subordinated debentures, commitments to complete certain projects based on its sales contracts with customers, subsidy advances to certain HOAs, inventory purchase commitments under JIT arrangements, and commitments under non-cancelable operating leases.

The following table summarizes the contractual minimum principal and interest payments required on all of the Company’s outstanding debt and payments required on non-cancelable operating leases by period due date as of March  31, 2019 (in thousands):

	Payments Due by Period
					Unamortized
					Debt
	Less than	1 — 3	4 — 5	After 5	Issuance
Contractual Obligations	1 year	Years	Years	Years	Costs	Total

Receivable-backed notes payable	$-	6,488	49,674	388,094	(6,329)	437,927
Notes payable and other borrowings	36,338	93,323	12,504	29,223	(2,347)	169,041
Jr. subordinated debentures	-	-	-	177,129	(40,506)	136,623
Noncancelable operating leases	20,384	48,517	39,463	46,537	-	154,901
Total contractual obligations	56,722	148,328	101,641	640,983	(49,182)	898,492

Interest Obligations (1)
Receivable-backed notes payable	17,433	34,695	31,241	107,853	-	191,222
Notes payable and other borrowings	7,746	12,611	2,800	14,626	-	37,783
Jr. subordinated debentures	12,619	25,237	25,237	150,371	-	213,464
Total contractual interest	37,798	72,543	59,278	272,850	-	442,469
Total contractual obligations	$94,520	220,871	160,919	913,833	(49,182)	1,340,961

(1)	Assumes that the scheduled minimum principal payments are made in accordance with the table above and the interest rate on variable rate debt remains the same as the rate at March 31, 2019.

In lieu of paying maintenance fees for unsold VOI inventory, Bluegreen may enter into subsidy agreements with certain HOAs. During the three months ended March 31, 2019, Bluegreen made subsidy payments in connection with these arrangements of $1.9 million. Bluegreen did not make any subsidy payments in connection with these arrangements during the three months ended March 31, 2018.  Bluegreen had $4.2 million accrued for such subsidies included in other liabilities in the condensed consolidated statement of financial condition as of March 31, 2019. As of December 31, 2018, Bluegreen had no accrued liabilities for such subsidies.

A wholly-owned subsidiary of BBX Capital has opened, and may continue to open, MOD Pizza restaurant locations, which involves entering into lease agreements for such locations. BBX Capital has guaranteed performance on certain lease agreements for these locations and may be required to guarantee performance on additional lease agreements for new locations.

The Company believes that its existing cash, anticipated cash to be generated from operations, anticipated future permitted borrowings under existing or future credit facilities, and anticipated future sales of notes receivable under existing, future or replacement purchase facilities will be sufficient to meet its anticipated working capital, capital expenditures and debt service requirements, including the contractual payment of the obligations set forth above, for the foreseeable future, subject to the success of the Company’s ongoing business strategy and the ongoing availability of credit. The Company will continue its efforts to renew, extend or replace any credit and receivables purchase facilities that have expired or that will expire in the near term. The Company may, in the future, also obtain additional credit facilities and may issue corporate debt or equity securities. Any debt incurred or issued may be secured or unsecured, bear interest at fixed or variable rates, and may be subject to such terms as the lender may require. In addition, the Company’s efforts to renew or replace credit facilities or receivables purchase facilities which have expired or which are scheduled to expire in the near term may not be successful, and sufficient funds may not be available from operations or under existing, proposed or future revolving credit or other borrowing arrangements or receivables purchase facilities to meet cash needs, including debt service obligations. To the extent the Company is unable to sell notes receivable or borrow under such facilities or generate sufficient cash from operations, the Company’s ability to satisfy its obligations would be materially adversely affected.

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

Bluegreen has an exclusive marketing agreement with Bass Pro, a nationally-recognized retailer of fishing, marine, hunting, camping and sports gear, that provides Bluegreen with the right to market and sell vacation packages at kiosks in each of Bass Pro’s retail locations and through other means. As of March 31, 2019, Bluegreen sold vacation packages in 69 of Bass Pro’s stores. Bluegreen compensates Bass Pro based on VOI sales generated through the program. No compensation is paid to Bass Pro under the agreement on sales made at Bluegreen/Big Cedar Vacations’ resorts although Bluegreen/Big Cedar Vacations pays an affiliate of Bass Pro brand licensing and marketing fees on certain of these sales. During the three months ended March  31, 2019 and 2018, VOI sales to prospects and leads generated by the agreement with Bass Pro accounted for approximately 12% of Bluegreen’s VOI sales volume.

As previously disclosed, in March 2019, Bluegreen received a notice from Bass Pro stating that Bass Pro intended to cancel Bluegreen’s access to the Bass Pro marketing channels and advertising materials as of 30 days from the date of the notice unless Bluegreen cured certain alleged breaches to Bass Pro’s satisfaction.

The alleged breaches cited in the notice included those previously disclosed by Bluegreen, and specifically Bass Pro’s belief that the amounts paid to it as VOI sales commissions should not have been adjusted for certain purchaser defaults, breaches regarding the calculation of commissions and other amounts payable under the marketing agreement and other related agreements, including reimbursements paid to Bluegreen, as well as matters regarding the operations at Bluegreen/Big Cedar Vacations. In addition, the notice referenced a breach Bass Pro alleged in 2014 regarding customer service. Bluegreen sent a response to Bass Pro with respect to each of these issues prior to the expiration of the cure period.

On April 17, 2019, Bass Pro, LLC and Big Cedar, LLC brought an action against Bluegreen Vacations Unlimited, Inc. (“BVU”), a wholly-owned subsidiary of Bluegreen.  See Note 10:  Commitments and Contingencies for additional information regarding this matter. The parties are continuing to attempt to resolve the outstanding issues and to date Bass Pro has not cancelled Bluegreen’s access to Bass Pro Marketing channels and advertising materials. However, if the issues with Bass Pro are not resolved, Bluegreen’s results will be adversely impacted, and Bluegreen intends, in that case, to pursue all remedies available to it, including pursuing recovery of damages suffered as a result of Bass Pro’s actions.

Off-balance-sheet Arrangements

BBX Capital guarantees certain obligations of its wholly-owned subsidiaries and unconsolidated real estate joint ventures, which are not included in the contractual obligations table above, and also guarantees certain of the obligations in the above table as described in further detail in Note 11 of Item 1 of this report.

Liquidity and Capital Resources

BBX Capital and Subsidiaries, excluding Bluegreen

As of March 31, 2019 and December 31, 2018, the Company, excluding Bluegreen, had cash, cash equivalents and short-term investments of approximately $106.4 million and $146.9 million, respectively. Management believes that BBX Capital has sufficient liquidity from the sources described below to fund operations, including its anticipated working capital, capital expenditure, and debt service requirements, for the foreseeable future, subject to the success of the Company’s ongoing business strategy and the ongoing availability of credit.

BBX Capital’s principal sources of liquidity are its available cash and short-term investments, distributions received from Bluegreen, borrowings from its $50.0 million IberiaBank revolving line of credit, distributions from unconsolidated real estate joint ventures, proceeds received from lot sales at the Beacon Lake Community development, sales of real estate, and income from income producing real estate.

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

BBX Capital expects that it will receive dividends from time to time from Bluegreen. For the three months ended March 31, 2019 and 2018, BBX Capital received from Bluegreen dividends totaling $11.4 million and $10.1 million, respectively. In addition, Bluegreen has indicated that it intends to pay regular quarterly dividends on its common stock subject to the declaration by its board of directors. The ultimate payment of such dividends will be based upon factors that the Bluegreen board of directors deems to be appropriate, including Bluegreen’s operating results, financial condition, cash position, and operating and capital needs. Dividends from Bluegreen are also dependent on restrictions contained in Bluegreen’s debt facilities. Except as otherwise noted, the debts and obligations of Bluegreen are not direct obligations of BBX Capital and generally are non-recourse to BBX Capital. Similarly, the assets of Bluegreen are not available to BBX Capital, absent a dividend or distribution. Furthermore, certain of Bluegreen’s credit facilities contain terms which could limit the payment of cash dividends without the lender’s consent or waiver, and Bluegreen may only pay dividends subject to such restrictions as well as the declaration of dividends by its board of directors. As a consequence, BBX Capital may not receive dividends from Bluegreen consistent with prior periods, in the time frames or amounts anticipated, or at all.

BBX Capital may also receive funds from its subsidiaries, including Bluegreen, in connection with its tax sharing agreement to the extent that the subsidiary utilizes BBX Capital’s tax benefits in BBX Capital’s consolidated tax return. During the three months ended March  31, 2018, BBX Capital received $4.0 million of tax sharing payments from Bluegreen, and on April 1, 2019, BBX Capital received $2.3 million of tax sharing payments from Bluegreen.

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

In March 2019, BBX Capital announced its intention to take Bluegreen private through a statutory short-form merger under Florida law pursuant to which BBX Capital would acquire all of the outstanding shares of Bluegreen’s common stock not currently owned by BBX Capital. If the proposed merger is completed, Bluegreen would become a wholly-owned subsidiary of BBX Capital, and each share of Bluegreen’s common stock outstanding at the effective time of the merger, other than shares beneficially owned by BBX Capital and shareholders who duly exercise and perfect appraisal rights in accordance with Florida law, would be converted into the right to receive $16.00 per share in cash (an aggregate of $115.0 million). On March 25, 2019, BBX Capital announced that it is re-evaluating whether to proceed with the merger in light of the notice from Bass Pro, Inc. that it intends to cancel Bluegreen’s access to the Bass Pro marketing channels and advertising materials if certain alleged breaches are not cured to Bass Pro’s satisfaction.  The merger may be terminated in the discretion of BBX Capital’s board of directors at any time before it becomes effective, and there is no assurance that the transaction will be consummated on the proposed terms, or at all.

In November 2018, BBXRE acquired a 50% membership interest in the Altman Companies, a joint venture between the Company and JA engaged in the development, construction, and management of multifamily apartment communities. Although the Altman Companies generates revenues from the performance of development, general contractor, leasing, and property management services to the joint ventures that are formed to invest in the development projects that it originates, it is expected to generate profits for BBXRE and JA primarily through the equity distributions that BBXRE and JA receive through their investment in the managing member of such joint ventures. Therefore, as the timing of such distributions to BBXRE and JA is generally contingent upon the sale or refinancing of a completed development project, it is anticipated that BBXRE and JA will be required to contribute capital to the Altman Companies for its ongoing operating costs and predevelopment expenditures, as well as to the managing member of newly formed joint ventures. At the current time, while BBXRE expects that it will monetize its investment in various existing joint ventures during 2019, including the Altis at Bonterra joint venture, BBXRE anticipates that it will invest approximately $3.0 million to $4.0 million during 2019 related to planned predevelopment expenditures and investments in new joint ventures. In addition, BBXRE currently anticipates that it will contribute an additional $2.0 million to $3.0 million to ABBX Guaranty, LLC, a newly formed joint venture established to provide guarantees on the indebtedness and construction cost overruns of new real estate joint ventures formed by the Altman Companies.

IT’SUGAR opened one retail store during the three months ended March 31, 2019, and currently expects to open an additional two to three stores and to renovate  certain existing stores during 2019. In connection with the anticipated store openings and renovation of these existing stores, IT’SUGAR expects to incur approximately $4 million to $5 million of capital expenditures, net of tenant allowance reimbursements, during the year ended December 31, 2019.

The Company previously disclosed its plans to open a total of up to 60 MOD Pizza restaurant locations throughout Florida over the next several years. Through March 31, 2019, nine locations had been opened. The Company is currently evaluating the number of additional stores, if any, it will open in the future. On average, the Company incurred approximately $0.8 million in capital expenditures, net of tenant improvement allowances, and approximately $0.1 million in store opening costs to open a location.

BBX Capital has previously indicated its intention to declare regular quarterly dividends on its Class A and Class B Common Stock. In March 2019, the Company’s Board of Directors declared a quarterly cash dividend of $0.0125 per share, and the Company indicated that it intends to continue to declare regular quarterly dividends of $0.0125 per quarter per share on its Class A and Class B Common Stock, which is an increase from the $0.01 per share regular quarterly dividend previously paid by the Company. However, future declaration and payment of cash dividends with respect to the Company’s common stock, if any, will be determined in light of the then-current financial condition and results of operations of the Company, its operating and capital needs, and other factors deemed relevant by the board of directors.

On June 13, 2017, BBX Capital’s board of directors approved a share repurchase program which authorizes the repurchase of a total of up to 5,000,000 shares of the Company’s Class A Common Stock and Class B Common Stock at an aggregate cost of no more than $35.0 million. This program authorizes management, at its discretion, to repurchase shares from time to time subject to market conditions and other factors. There were no share repurchases during the three months ended March 31, 2019.

As of March 31, 2019, the Company had outstanding 10,000 shares of 5% Cumulative Preferred Stock with a stated value of $1,000 per share, of which 5,000 shares are required to be redeemed on December 31, 2019 and the remaining 5,000 shares are required to be redeemed on December 31, 2020.

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

In addition to the note payable to Bluegreen, the Company has other indebtedness which is summarized in Commitments above. The Company’s indebtedness, including any future debt incurred by the Company, may make it more vulnerable to downturns in the economy and may subject the Company to covenants or restrictions on its operations and activities.

Credit Facilities with Future Availability

As of March 31, 2019, BBX Capital and certain of its subsidiaries had the following credit facilities with future availability, subject to eligible collateral and the terms of the facilities, as applicable.

Iberia $50.0 million Revolving Line of Credit. In March 2018, BBX Capital and certain of its wholly-owned subsidiaries entered into a Loan and Security Agreement and related agreements with IberiaBank (“Iberia”), as administrative agent and lender, and City National Bank of Florida, as lender, which provide for a $50.0 million revolving line of credit. Amounts borrowed under the facility accrue interest at a floating rate of 30-day LIBOR plus a margin of 3.0% to 3.75% or the Prime Rate plus a margin of 1.50% to 2.25%. The applicable margin is based on BBX Capital’s debt to EBITDA ratio. Payments of interest only are payable monthly. The facility matures, and all outstanding principal and interest will be payable, on March 6, 2020, with twelve-month renewal options at BBX Capital’s request, subject to satisfaction of certain conditions. The facility is secured by a pledge of a percentage of BBX Capital’s membership interests in Woodbridge having a value of not less than $100.0 million. Borrowings under the facility may be used for business acquisitions, real estate investments, stock repurchases, letters of credit, and general corporate purposes.

Under the terms and conditions of the Loan and Security Agreement, BBX Capital is required to comply with certain financial covenants, including maintaining minimum unencumbered liquidity and complying with financial ratios related to fixed charge coverage and debt to EBITDA. The Loan and Security Agreement also contains customary affirmative and negative covenants, including those that, among other things, limit the ability of BBX Capital and the other borrowers to incur additional indebtedness and to make certain loans and investments. As of March 31, 2019, there were no borrowings outstanding under the credit facility.

Toronto-Dominion Commercial Bank. In May 2017, Renin entered into a credit facility with TD Bank that was subsequently renewed in September 2018. Under the terms and conditions of the credit facility, TD Bank agreed to provide term loans for up to $1.7 million and loans under a revolving credit facility for up to approximately $16.3 million subject to certain terms and conditions. As of March 31, 2019, the outstanding amounts under the term loan and revolving credit facility were $1.1 million and $7.0 million, respectively, and were bearing interest at an effective rate of 5.94% and 5.48%, respectively.

Bank of America Revolving Line of Credit. In August 2018, IT’SUGAR entered into a revolving credit facility with Bank of America. Under the terms and conditions of the credit facility, Bank of America has agreed to provide a revolving line of credit to IT’SUGAR for up to $4.0 million based on available collateral as defined by the credit facility and subject to IT’SUGAR’s compliance with the terms and conditions of the credit facility, including certain specific financial covenants. The revolving credit facility is available through August 2021 and amounts outstanding bear interest at a LIBOR daily floating rate plus 1.50% or a monthly LIBOR rate subject to the terms and conditions of the credit facility. Payments of interest only will be payable monthly. As of March 31, 2019, the revolving credit facility had an outstanding balance of $1.6 million.

Banc of America Leasing & Capital Equipment Note. In September 2018, IT’SUGAR entered into a Master Loan and Security Agreement with Banc of America Leasing & Capital, LLC which sets forth the terms and conditions pursuant to which IT’SUGAR may borrow funds to purchase equipment under one or more equipment security notes. The Agreement contains customary representations and covenants, including the submission of quarterly and annual financial statements to the lender. Each equipment note constitutes a separate, distinct and independent financing of equipment and is secured by a security interest in the purchased equipment and is an unconditional contractual obligation of IT’SUGAR. As of March 31, 2019, there was one equipment note outstanding with a balance of $0.5 million.

As of March 31, 2019, BBX Capital and its subsidiaries (other than Bluegreen) had availability of approximately $59.0 million under the above revolving lines of credit, subject to eligible collateral and the terms of the facilities, as applicable.

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

While the vacation ownership business has historically been capital intensive and Bluegreen may from time to time pursue transactions or activities which may require significant capital investment and adversely impact cash flows, Bluegreen has generally sought to focus on the generation of  “free cash flow” (defined as cash flow from operating activities, less capital expenditures) by: (i) incentivizing sales associates and creating programs with third-party credit card companies to generate a higher percentage of sales in cash; (ii) maintaining sales volumes that focus on efficient marketing channels; (iii) limiting capital and inventory expenditures; (iv) utilizing sales and marketing, mortgage servicing, resort management services, title and construction expertise to pursue fee-based-service business relationships that generally require less up-front capital investment and have the potential to produce incremental cash flows; and (v) more recently, by selling VOIs obtained through  secondary market or JIT arrangements.

VOI sales are generally dependent upon providing financing to buyers. The ability to sell and/or borrow against notes receivable from VOI buyers has been a critical factor in Bluegreen’s continued liquidity. A financed VOI buyer is generally only required to pay a minimum of 10% to 20% of the purchase price in cash at the time of sale; however, selling, marketing and administrative expenses attributable to the sale are primarily cash expenses that generally exceed a buyer’s minimum required down payment. Accordingly, having financing facilities available for the hypothecation, sale or transfer of VOI notes receivable has been critical to Bluegreen’s ability to meet its short and long-term cash needs. Bluegreen has attempted to maintain a number of diverse financing facilities. Historically, Bluegreen has relied on its ability to sell receivables in the term securitization market in order to generate liquidity and create capacity in its receivable facilities. In addition, maintaining adequate VOI inventory to sell and pursue growth into new markets has historically required Bluegreen to incur debt for the acquisition, construction and development of new resorts. Development expenditures during the remainder of 2019 are expected to be in a range of $25.0 million to $30.0 million, which primarily relate to developments at the Bluegreen/Big Cedar Vacations’ resort, development at the Fountains resort in Orlando, Florida, and refurbishments at certain other resorts.

In connection with its capital-light business activities, Bluegreen has entered into agreements with third-party developers that allow Bluegreen to buy VOI inventory, typically on a non-committed basis, prior to when Bluegreen intends to sell such VOIs. Bluegreen’s capital-light business strategy also includes secondary market sales, pursuant to which Bluegreen enters into secondary market arrangements with certain HOAs and others on a non-committed basis, which allows Bluegreen to acquire VOIs generally at a significant discount, as such VOIs are typically obtained by the HOAs through foreclosure in connection with maintenance fee defaults. Acquisitions of JIT and secondary market inventory during the remainder of 2019 is expected to range from $13.0 million to $18.0 million.

In addition, capital expenditures in connection with sales and marketing facilities as well as for information technology capital expenditures are expected to be between $15.0 million and $20.0 million during the remainder of 2019.

Available funds may also be used to acquire other businesses or assets, invest in other real estate based opportunities, pay dividends to its shareholders, or to fund loans to affiliates or others.

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

Credit Facilities for Bluegreen Receivables with Future Availability

Bluegreen maintains various credit facilities with financial institutions which allow Bluegreen to borrow against or sell its VOI notes receivable. As of March  31, 2019, Bluegreen had the following credit facilities with future availability, all of which are subject to revolving availability terms during the advance period and therefore provide for additional availability as the facility is paid down, subject in each case to compliance with covenants, eligible collateral and applicable terms and conditions during the advance period (dollars in thousands):

	Borrowing Limit as of March 31, 2019	Outstanding Balance as of March 31, 2019	Availability as of March 31, 2019	Advance Period Expiration; Borrowing Maturity as of March 31, 2019	Borrowing Rate; Rate as of March 31, 2019
Liberty Bank Facility	$50,000	$19,766	$30,234	March 2020; March 2023	Prime Rate; floor of 4.00%; 5.50%
NBA Receivables Facility	70,000	43,255	26,745	September 2020; March 2025	30 day LIBOR + 2.75%; floor of 3.50%; 5.25%
Pacific Western Facility	40,000	11,723	28,277	September 2021; September 2024	30 day LIBOR+2.75% to 3.00%; 5.50%
KeyBank/DZ Purchase Facility	80,000	7,297	72,703	December 2019; December 2022	30 day LIBOR+2.75%; 5.23% (1)
Quorum Purchase Facility	50,000	36,824	13,176	June 2020; December 2032	(2)
	$290,000	$118,865	$171,135

(1)

Borrowings accrue interest at a rate equal to either LIBOR, a “Cost of Funds” rate or commercial paper rates plus 2.75%. The interest rate will increase to the applicable rate plus 4.75% upon the expiration of the advance period.

(2)

Of the amounts outstanding under the Quorum Purchase Facility at March  31, 2019, $4.0 million accrues interest at a rate per annum of 4.75%, $28.8 million accrues interest at a rate per annum of 4.95%, $2.3 million accrues interest at a rate per annum of 5.0%, and $1.7 million accrues interest at a rate per annum of 5.50%.

See Note 8 under Item 1 included in this report and Note 13 to the Company’s consolidated financial statements included in the 2018 Annual Report for additional information with respect to Bluegreen’s receivable-backed notes payable facilities.

Other Credit Facilities and Outstanding Notes Payable

Fifth Third Syndicated Line-of-Credit and Fifth Third Syndicated Term Loan. In December 2016, Bluegreen entered into a $100.0 million syndicated credit facility with Fifth Third Bank, as administrative agent and lead arranger, and certain other bank participants as lenders. The facility includes a $25.0 million term loan (the “Fifth Third Syndicated Term Loan”) with quarterly amortization requirements and a $75.0 million revolving line of credit (the “Fifth Third Syndicated Line-of-Credit”). Amounts borrowed under the facility generally bear interest at LIBOR plus 2.75% - 3.75% depending on Bluegreen’s leverage ratio, are collateralized by certain of Bluegreen’s VOI inventory, sales center buildings, management fees and short-term receivables, and will mature in December 2021. As of March  31, 2019, outstanding borrowings under the facility totaled $77.0 million, including $22.0 million under the Fifth Third Syndicated Term Loan with an interest rate of 5.25%, and $55.0 million under the Fifth Third Syndicated Line of Credit with an interest rate of 5.24%.

Credit Facilities for Inventories with Future Availability

NBA Éilan Loan. In April 2018, Bluegreen purchased the Éilan Hotel & Spa in San Antonio, Texas for approximately $34.3 million. In connection with the acquisition, Bluegreen entered into a non-revolving acquisition loan with NBA (the “NBA Éilan Loan”), which provides for advances of up to $27.5 million, $24.3 million of which was used to fund the acquisition of the resort and $1.7 million of which was used to fund certain improvement costs with approximately $0.4 million drawn upon through April 2019 to fund certain other improvement costs. The ability to borrow under the NBA Éilan Loan expired in April 2019.  Principal payments are effected through release payments from sales of VOIs at Éilan Hotel & Spa that serve as collateral for the NBA Éilan Loan, subject to a minimum amortization schedule, with the remaining balance due at maturity in April 2023. Borrowings under the NBA Éilan Loan accrue interest at an annual rate equal to one-month LIBOR plus 3.25%, subject to a floor of 4.75%. As of March 31, 2019, there was $23.6 million outstanding on the NBA Éilan Loan.

Bluegreen also has outstanding obligations under various credit facilities and securitizations that have no remaining future availability as the advance periods have expired.

See Note 8 under Item 1 included in this report and Note 13 to the Company’s consolidated financial statements included in the 2018 Annual Report for additional information with respect to Bluegreen’s other credit facilities and outstanding notes payable.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk and equity price risk. The Company’s exposure to market risk has not materially changed from what was previously disclosed in our 2018 Annual Report.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March  31, 2019 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Except for the addition of certain controls in connection with the adoption of Financial Accounting Standard Board Accounting Standards Codification Topic 842, Leases, there were no changes in our internal control over financial reporting that occurred during the quarter ended March  31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

Except for the litigation with respect to Bluegreen described below,  there have been no material changes in our material legal proceedings from those disclosed in the “Legal Proceedings” section of our Annual Report on Form 10-K for the year ended December 31, 2018.

On February 28, 2018, Oscar Hernandez and Estella Michael filed a purported class action litigation in San Bernardino Superior Court against Bluegreen Vacations Unlimited, Inc. (“BVU”), a wholly-owned subsidiary of Bluegreen. The central claims in the complaint, as amended during June 2018, include alleged failures to pay overtime and wages at termination and to provide meal and rest periods; as well as claims relating to non-compliant wage statements and unreimbursed business expenses; and a claim under the Private Attorney’s General Act. Plaintiffs seek to represent a class of approximately 660 hourly, non-exempt employees who worked in the state of California since March 1, 2014. An initial case management conference was held and discovery was stayed pending completion of mediation. BVU intends to file a motion enforcing pre-dispute arbitration agreements, should the matter not settle, and to challenge class certification.

On April 17, 2019, Bass Pro, LLC and Big Cedar, LLC brought an action against BVU alleging that BVU failed to pay certain commissions due it under the parties’ marketing agreement, improperly charged a tour generation fee and that its conduct in the Bass Pro stores breached its contractual commitments. Bass Pro seeks damages in an amount in excess of $10 million plus interest and attorneys’ fees, and such additional relief as the court determines. BVU believes that this lawsuit is without merit and intends to vigorously defend the action.

Item 1A.    Risk Factors

There have been no material changes in the risks and uncertainties that we face from those disclosed in the “Risk Factors” section of our 2018 Annual Report.

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

                                                                                                    BBX CAPITAL CORPORATION

May 6, 2019By: /s/ Alan B. Levan

 Alan  B. Levan, Chairman of the Board

 and Chief Executive Officer

May 6, 2019By: /s/ Raymond S. Lopez

 Raymond S. Lopez, Chief Financial Officer