Form 10-Q
period 2019-06-30
BBX Capital Corp
filed 2019-08-07
CIK 315858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2019

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

YES [   ]NO [ X ]

The number of shares outstanding of each of the registrant’s classes of common stock as of July 25, 2019 is as follows:

Class A Common Stock of $.01 par value,  77,978,452 shares outstanding.
Class B Common Stock of $.01 par value, 19,384,730 shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BBX Capital Corporation
Condensed Consolidated Statements of Financial Condition - Unaudited
(In thousands, except share data)

	June 30, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$332,871	366,305
Restricted cash ($19,018 in 2019 and $28,400 in 2018 in variable interest entities ("VIEs"))	48,373	54,792
Notes receivable, net ($308,042 in 2019 and $341,975 in 2018 in VIEs)	440,854	439,167
Trade inventory	23,323	20,110
Vacation ownership interest ("VOI") inventory	342,220	334,149
Real estate ($13,024 in 2019 and $20,202 in 2018 held for sale)	53,564	54,956
Investments in unconsolidated real estate joint ventures	65,254	64,738
Property and equipment, net	134,107	139,628
Goodwill	37,248	37,248
Intangible assets, net	68,953	69,710
Operating lease assets	122,724	-
Other assets	132,270	124,217
Total assets	$1,801,761	1,705,020

LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$27,359	29,537
Deferred income	17,668	16,522
Escrow deposits	25,531	22,255
Other liabilities	115,711	104,441
Receivable-backed notes payable - recourse	86,820	76,674
Receivable-backed notes payable - non-recourse (in VIEs)	351,316	382,257
Notes payable and other borrowings	178,516	200,887
Junior subordinated debentures	136,829	136,425
Operating lease liabilities	137,643	-
Deferred income taxes	80,271	86,363
Redeemable 5% cumulative preferred stock of $.01 par value; authorized 15,000 shares;
issued and outstanding 10,000 shares in 2019 and 2018 with a stated value of $1,000 per share	9,642	9,472
Total liabilities	1,167,306	1,064,833
Commitments and contingencies (See Note 11)
Redeemable noncontrolling interest	2,102	2,579
Equity:
Preferred stock of $.01 par value; authorized 10,000,000 shares	-	-
Class A Common Stock of $.01 par value; authorized 150,000,000 shares;
issued and outstanding 77,978,452 in 2019 and 78,379,530 in 2018	780	784
Class B Common Stock of $.01 par value; authorized 20,000,000 shares;
issued and outstanding 14,840,534 in 2019 and 14,840,634 in 2018	148	148
Additional paid-in capital	166,015	161,684
Accumulated earnings	370,983	385,789
Accumulated other comprehensive income	1,479	1,215
Total shareholders' equity	539,405	549,620
Noncontrolling interests	92,948	87,988
Total equity	632,353	637,608
Total liabilities and equity	$1,801,761	1,705,020

See Notes to Condensed Consolidated Financial Statements - Unaudited

BBX Capital Corporation
Condensed Consolidated Statements of Operations and Comprehensive Income - Unaudited
(In thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Sales of VOIs	$68,302	68,573	120,033	124,714
Fee-based sales commissions	55,343	60,086	100,555	105,940
Other fee-based services	30,703	30,391	60,271	58,415
Cost reimbursements	17,358	14,059	37,594	30,260
Trade sales	45,061	43,908	91,045	82,311
Sales of real estate inventory	424	3,250	4,660	9,659
Interest income	21,518	20,664	42,933	42,581
Net gains on sales of real estate assets	9,664	733	10,996	4,802
Other revenue	2,960	1,562	4,303	2,611
Total revenues	251,333	243,226	472,390	461,293
Costs and Expenses:
Cost of VOIs sold	10,572	6,789	14,420	8,601
Cost of other fee-based services	19,924	16,634	42,792	34,045
Cost reimbursements	17,358	14,059	37,594	30,260
Cost of trade sales	30,828	31,171	63,118	59,091
Cost of real estate inventory sold	-	2,381	2,643	6,628
Interest expense	11,661	10,403	22,809	19,602
Recoveries from loan losses, net	(1,424)	(1,999)	(2,385)	(6,814)
Impairment losses	2,138	122	2,756	356
Selling, general and administrative expenses	177,968	142,047	299,961	266,935
Total costs and expenses	269,025	221,607	483,708	418,704
Equity in net earnings (losses) of unconsolidated real estate joint ventures	8,759	(488)	8,742	792
Foreign exchange (loss) gain	(29)	(37)	(24)	15
(Loss) Income before income taxes	(8,962)	21,094	(2,600)	43,396
Benefit (provision) for income taxes	1,338	(8,655)	(386)	(15,255)
Net (loss) income	(7,624)	12,439	(2,986)	28,141
Less: Net income attributable to noncontrolling interests	4,024	5,958	7,163	10,518
Net (loss) income attributable to shareholders	$(11,648)	6,481	(10,149)	17,623

Basic (loss) earnings per share	$(0.12)	0.07	(0.11)	0.18
Diluted (loss) earnings per share	$(0.12)	0.07	(0.11)	0.18
Basic weighted average number of common shares outstanding	93,207	94,390	93,214	97,007
Diluted weighted average number of common and common equivalent shares outstanding	93,207	97,779	93,214	100,194
Cash dividends declared per Class A common share	$0.0125	0.010	0.0250	0.020
Cash dividends declared per Class B common share	$0.0125	0.010	0.0250	0.020

Net (loss) income	$(7,624)	12,439	(2,986)	28,141
Other comprehensive income (loss), net of tax:
Unrealized gain on securities available for sale	10	-	38	-
Foreign currency translation adjustments	125	24	226	(4)
Other comprehensive income (loss), net	135	24	264	(4)
Comprehensive (loss) income, net of tax	(7,489)	12,463	(2,722)	28,137
Less: Comprehensive income attributable to noncontrolling interests	4,024	5,958	7,163	10,518
Comprehensive (loss) income attributable to shareholders	$(11,513)	6,505	(9,885)	17,619

See Notes to Condensed Consolidated Financial Statements - Unaudited

BBX Capital Corporation
Condensed Consolidated Statements of Changes in Equity - Unaudited
For the Three Months Ended June 30, 2018 and 2019
(In thousands)

	Shares of						Accumulated
	Common Stock		Common				Other
	Outstanding		Stock		Additional		Comprehen-	Total	Non-
	Class		Class		Paid-in	Accumulated	sive	Shareholders'	controlling	Total
	A	B	A	B	Capital	Earnings	Income	Equity	Interests	Equity
Balance, March 31, 2018	85,709	13,943	$857	140	231,783	364,772	1,428	598,980	86,418	685,398
Net income excluding $45 of loss attributable to redeemable noncontrolling interest	-	-	-	-	-	6,481	-	6,481	6,003	12,484
Other comprehensive income	-	-	-	-	-	-	24	24	-	24
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(1,121)	(1,121)
Purchase of noncontrolling interest	-	-	-	-	(587)	-	-	(587)	329	(258)
Class A Common Stock cash dividends declared	-	-	-	-	-	(826)	-	(826)	-	(826)
Class B Common Stock cash dividends declared	-	-	-	-	-	(165)	-	(165)	-	(165)
Repurchase and retirement of common stock from tender offer	(6,486)	-	(65)	-	(60,059)	-	-	(60,124)	-	(60,124)
Conversion of common stock from Class B to Class A	7	(7)	1	(1)	-	-	-	-	-	-
Issuance of Common Stock from exercise of options	27	-	-	-	245	-	-	245	-	245
Share-based compensation	-	-	-	-	3,620	-	-	3,620	-	3,620
Balance, June 30, 2018	79,257	13,936	$793	139	175,002	370,262	1,452	547,648	91,629	639,277

Balance, March 31, 2019	78,379	14,841	$784	148	164,733	383,855	1,344	550,864	90,127	640,991
Net loss excluding $20 of loss attributable to redeemable noncontrolling interest	-	-	-	-	-	(11,648)	-	(11,648)	4,044	(7,604)
Repurchase and retirement of common stock	(401)	-	(4)	-	(1,879)	-	-	(1,883)	-	(1,883)
Other comprehensive income	-	-	-	-	-	-	135	135	-	135
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(1,223)	(1,223)
Class A Common Stock cash dividends declared	-	-	-	-	-	(982)	-	(982)	-	(982)
Class B Common Stock cash dividends declared	-	-	-	-	-	(242)	-	(242)	-	(242)
Share-based compensation	-	-	-	-	3,161	-	-	3,161	-	3,161
Balance, June 30, 2019	77,978	14,841	$780	148	166,015	370,983	1,479	539,405	92,948	632,353

See Notes to Condensed Consolidated Financial Statements - Unaudited

BBX Capital Corporation
Condensed Consolidated Statements of Changes in Equity - Unaudited
For the Six Months Ended June 30, 2018 and 2019
(In thousands)

	Shares of						Accumulated
	Common Stock		Common				Other
	Outstanding		Stock		Additional		Comprehen-	Total	Non-
	Class		Class		Paid-in	Accumulated	sive	Shareholders'	controlling	Total
	A	B	A	B	Capital	Earnings	Income	Equity	Interests	Equity
Balance, December 31, 2017	85,689	13,963	$857	140	228,331	354,432	1,708	585,468	82,054	667,522
Cumulative effect from the adoption of ASU 2016-01	-	-	-	-	-	252	(252)	-	-	-
Net income excluding $266 of loss attributable to redeemable noncontrolling interest	-	-	-	-	-	17,623	-	17,623	10,784	28,407
Other comprehensive income	-	-	-	-	-	-	(4)	(4)	-	(4)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(2,242)	(2,242)
Increase in noncontrolling interest from loan foreclosure	-	-	-	-	-	-	-	-	704	704
Purchase of noncontrolling interest	-	-	-	-	(587)	-	-	(587)	329	(258)
Class A Common Stock cash dividends declared	-	-	-	-	-	(1,683)	-	(1,683)	-	(1,683)
Class B Common Stock cash dividends declared	-	-	-	-	-	(362)	-	(362)	-	(362)
Repurchase and retirement of common stock from tender offer	(6,486)	-	(65)	-	(60,059)	-	-	(60,124)	-	(60,124)
Conversion of common stock from Class B to Class A	27	(27)	1	(1)	-	-	-	-	-	-
Issuance of Common Stock from exercise of options	27	-	-	-	245	-	-	245	-	245
Share-based compensation	-	-	-	-	7,072	-	-	7,072	-	7,072
Balance, June 30, 2018	79,257	13,936	$793	139	175,002	370,262	1,452	547,648	91,629	639,277

Balance, December 31, 2018	78,379	14,841	$784	148	161,684	385,789	1,215	549,620	87,988	637,608
Cumulative effect from the adoption of ASU 2016-02, net of income taxes and redeemable noncontrolling interest	-	-	-	-	-	(2,202)	-	(2,202)	-	(2,202)
Net loss excluding $240 of loss attributable to redeemable noncontrolling interest	-	-	-	-	-	(10,149)	-	(10,149)	7,403	(2,746)
Repurchase and retirement of common stock	(401)	-	(4)	-	(1,879)	-	-	(1,883)	-	(1,883)
Other comprehensive income	-	-	-	-	-	-	264	264	-	264
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(2,443)	(2,443)
Class A Common Stock cash dividends declared	-	-	-	-	-	(1,971)	-	(1,971)	-	(1,971)
Class B Common Stock cash dividends declared	-	-	-	-	-	(484)	-	(484)	-	(484)
Share-based compensation	-	-	-	-	6,210	-	-	6,210	-	6,210
Balance, June 30, 2019	77,978	14,841	$780	148	166,015	370,983	1,479	539,405	92,948	632,353

See Notes to Condensed Consolidated Financial Statements - Unaudited

BBX Capital Corporation
Condensed Consolidated Statements of Cash Flows - Unaudited
(In thousands)

	For the Six Months Ended June 30,
	2019	2018
Operating activities:
Net (loss) income	$(2,986)	28,141
Adjustment to reconcile net (loss) income to net cash
provided by operating activities:
Recoveries from loan losses, net	(2,385)	(6,814)
Provision for notes receivable allowances	23,055	21,447
Depreciation, amortization and accretion, net	13,691	11,861
Share-based compensation expense	6,210	7,072
Net gains on sales of real estate and property and equipment	(12,960)	(4,895)
Equity earnings of unconsolidated real estate joint ventures	(8,742)	(792)
Return on investment in unconsolidated real estate joint ventures	8,277	5,071
(Decrease) increase in deferred income tax	(5,214)	14,753
Impairment losses	2,756	356
Interest accretion on redeemable 5% cumulative preferred stock	420	649
Increase in notes receivable	(24,742)	(24,236)
Increase in VOI inventory	(8,071)	(25,770)
(Increase) decrease in trade inventory	(3,213)	2,712
(Increase) decrease in real estate inventory	(2,657)	5,810
Net change in operating lease asset and operating lease liability	1,185	-
Increase in other assets	(4,048)	(16,812)
Increase (decrease) in other liabilities	21,718	(5,924)
Net cash provided by operating activities	2,294	12,629
Investing activities:
Return of investment in unconsolidated real estate joint ventures	14,059	5,713
Investments in unconsolidated real estate joint ventures	(13,944)	(533)
Repayment of loans receivable	2,492	17,367
Proceeds from sales of real estate held-for-sale	18,966	16,882
Proceeds from sales of property and equipment	13,544	569
Additions to real estate held-for-sale and held-for-investment	(474)	(594)
Purchases of property and equipment	(18,244)	(20,073)
Decrease in cash from other investing activities	(64)	(163)
Net cash provided by investing activities	16,335	19,168
		(Continued)

BBX Capital Corporation
Condensed Consolidated Statements of Cash Flows - Unaudited
(In thousands)

	For the Six Months Ended June 30,
	2019	2018
Financing activities:
Repayments of notes payable and other borrowings	(117,882)	(95,600)
Proceeds from notes payable and other borrowings	66,224	154,771
Payments for debt issuance costs	(149)	(770)
Payments of interest on redeemable 5% cumulative preferred stock	(250)	(313)
Repurchase and retirement of Class A common stock	(1,883)	(60,124)
Purchase of noncontrolling interest	-	(258)
Proceeds from the exercise of stock options	-	245
Dividends paid on Common Stock	(2,099)	(1,835)
Distributions to noncontrolling interests	(2,443)	(2,242)
Net cash used in financing activities	(58,482)	(6,126)
(Decrease) increase in cash, cash equivalents and restricted cash	(39,853)	25,671
Cash, cash equivalents and restricted cash at beginning of period	421,097	409,247
Cash, cash equivalents and restricted cash at end of period	$381,244	434,918

Supplemental cash flow information:
Interest paid on borrowings	$19,724	17,709
Income taxes paid	9,840	1,755
Supplementary disclosure of non-cash investing and financing activities:
Construction funds receivable transferred to real estate	9,183	6,943
Operating lease assets recognized upon adoption of ASC 842	113,183	-
Operating lease liability recognized upon adoption of ASU 842	123,240	-
Operating lease assets obtained in exchange for new operating lease liabilities	20,791	-
Acquisition of VOI inventory, property and equipment for notes payable	-	24,258
Loans receivable transferred to real estate	333	1,673
Reduction in note receivable from holder of redeemable 5% cumulative preferred stock	-	(5,000)
Reductions in redeemable 5% cumulative preferred stock	-	4,862
Increase in other assets upon issuance of Community Development District Bonds	8,110	-
Assumption of Community Development District Bonds by developer	1,035	2,776
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	332,871	380,447
Restricted cash	48,373	54,471
Total cash, cash equivalents, and restricted cash	$381,244	434,918

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

BBX Capital has two classes of common stock. Holders of the Class A common stock are entitled to one vote per share, which in the aggregate represents 22% of the combined voting power of the Class A common stock and the Class B common stock. Class B common stock represents the remaining 78% of the combined vote. The percentage of total common equity represented by Class A and Class B common stock was 84% and 16%, respectively, at June  30, 2019. Class B common stock is convertible into Class A common stock on a share for share basis at any time at the option of the holder.

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

In management’s opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which include normal recurring adjustments, that are necessary for a fair statement of the condensed consolidated financial condition of the Company at June  30, 2019; the condensed consolidated results of operations and comprehensive income of the Company for the three and six months ended June 30, 2019 and 2018; the condensed consolidated changes in equity of the Company for the three and six months ended June  30, 2019 and 2018; and the condensed consolidated cash flows of the Company for the six months ended June  30, 2019 and 2018. Operating results for the three and six months ended June  30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or any other future period.

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

Bluegreen is a leading vacation ownership company that markets and sells VOIs and manages resorts in popular leisure and urban destinations. Bluegreen’s resort network includes 45 Club Resorts (resorts in which owners in the Bluegreen Vacation Club (“Vacation Club”) have the right to use most of the units in connection with their VOI ownership) and 24 Club Associate Resorts (resorts in which owners in Bluegreen’s Vacation Club have the right to use a limited number of units in connection with their VOI ownership). Bluegreen markets, sells, and manages VOIs in resorts, which are generally located in popular, high-volume, “drive-to” vacation destinations, including Orlando, Las Vegas, Myrtle Beach, Charleston and New Orleans, among others. Through its points-based system, the approximately 217,000 owners in Bluegreen’s Vacation Club have the flexibility to stay at units available at its resorts and have access to over 11,300 other hotels and resorts through partnerships and exchange networks. The resorts in which Bluegreen markets, sells, or manages VOIs were either developed or acquired by Bluegreen or were developed and are owned by third parties. Bluegreen earns fees for providing sales and marketing services to third party developers. Bluegreen also earns fees for providing management services to the Vacation Club and homeowners’ associations (“HOAs”), mortgage servicing, VOI title services, reservation services, and construction design and development services. In addition, Bluegreen provides financing to qualified VOI purchasers, which generates significant interest income.

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

Renin is engaged in the design, manufacture, and distribution of sliding doors, door systems and hardware, and home décor products and operates through its headquarters in Canada and two manufacturing and distribution facilities in the United States and Canada. In addition to its own manufacturing, Renin also sources various products and raw materials from China. During the three months ended June 30, 2019 and 2018, Renin’s revenues included $7.8 million and $8.3 million, respectively, of gross trade sales to two major customers and their affiliates and $4.5 million and $5.3 million, respectively, of gross trade sales generated outside of the United States. During the six months ended June 30, 2019 and 2018, Renin’s revenues included $19.9 million and $16.8 million, respectively, of gross trade sales to two major customers and their affiliates and $8.9 million and $9.9 million, respectively, of gross trade sales generated outside of the United States.  As of June  30, 2019 and 2018, the net book value of Renin’s properties and equipment located outside of the United States totaled $1.8 million and $2.2 million, respectively.

IT’SUGAR is a specialty candy retailer which operates approximately 100 retail locations in over 25 states and Washington D.C. Its products include bulk candy, candy in giant packaging, and novelty items that are sold at its retail locations, which include a mix of high-traffic resort and entertainment, lifestyle, mall/outlet, and urban locations across the United States.

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

Future Adoption of Recently Issued Accounting Pronouncements

The FASB has issued the following accounting pronouncements and guidance relevant to the Company’s operations which have not been adopted as of June  30, 2019:

ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (as subsequently amended and clarified by various ASUs).  This standard introduces an approach of estimating credit losses on certain types of financial instruments based on expected losses and expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating its allowance for credit losses. In addition, the standard requires entities to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination (i.e., by vintage year). The standard also allows entities to irrevocably elect to measure certain financial instruments within the scope of the standard at fair value upon the adoption of the standard. This standard will be effective for the Company on January 1, 2020. The Company is currently evaluating the impact that ASU 2016-13 may have on its consolidated financial statements.

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

2.    Consolidated Variable Interest Entities

Bluegreen sells VOI notes receivable through special purpose finance entities. These transactions are generally structured as non-recourse to Bluegreen and are designed to provide liquidity for Bluegreen and to transfer the economic risks and benefits of the notes receivable to third parties. In a securitization, various classes of debt securities are issued by the special purpose finance entities that are generally collateralized by a single tranche of transferred assets, which consist of VOI notes receivable. Bluegreen services the securitized notes receivable for a fee pursuant to servicing agreements negotiated with third parties generally based on market conditions at the time of the securitization.

In these securitizations, Bluegreen generally retains a portion of the securities and continues to service the securitized notes receivable. Under these arrangements, the cash payments received from obligors on the receivables sold are generally applied monthly to pay fees to service providers, make interest and principal payments to investors, and fund required reserves, if any, with the remaining balance of such cash retained by Bluegreen; however, to the extent the portfolio of receivables fails to satisfy specified performance criteria (as may occur due to, among other things, an increase in default rates or credit loss severity) or other trigger events occur, the funds received from obligors are required to be distributed on an accelerated basis to investors. Depending on the circumstances and the transaction, the application of the accelerated payment formula may be permanent or temporary until the trigger event is cured. As of June  30, 2019, Bluegreen was in compliance with all material terms under its securitization transactions, and no trigger events had occurred.

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

Under the terms of certain VOI note sales, Bluegreen has the right to repurchase or substitute a limited amount of defaulted notes for new notes at the outstanding principal balance plus accrued interest. Bluegreen’s voluntary repurchases and substitutions of defaulted notes for the six months ended June 30, 2019 and 2018 were $4.5 million and $3.1 million, respectively. Bluegreen’s maximum exposure to loss relating to its non-recourse securitization entities is the difference between the outstanding VOI notes receivable and the notes payable, plus cash reserves and any additional residual interest in future cash flows from collateral.

The table below sets forth information regarding the assets and liabilities of Bluegreen’s consolidated VIEs included in the Company’s condensed consolidated statements of financial condition (in thousands):

	June 30,	December 31,
	2019	2018
Restricted cash	$19,018	28,400
Securitized notes receivable, net	308,042	341,975
Receivable backed notes payable - non-recourse	351,316	382,257

The restricted cash and the securitized notes receivable balances disclosed in the table above are restricted to satisfy obligations of the VIEs.

3.    Notes Receivable

The table below sets forth information relating to Bluegreen’s notes receivable and related allowance for loan losses (in thousands):

	June 30,	December 31,
	2019	2018
Notes receivable:
VOI notes receivable - non-securitized	$169,531	124,642
VOI notes receivable - securitized	404,147	447,850
Notes receivable secured by homesites (1)	736	898
Gross notes receivable	574,414	573,390
Allowance for loan losses - non-securitized	(37,381)	(28,258)
Allowance for loan losses - securitized	(96,105)	(105,875)
Allowance for loan losses - homesites (1)	(74)	(90)
Notes receivable, net	$440,854	439,167
Allowance as a % of gross notes receivable	23%	23%

(1)	Notes receivable secured by homesites were originated through a business, substantially all the assets of which were sold by Bluegreen in 2012.

The weighted-average interest rate charged on Bluegreen’s notes receivable was 15.0% and 15.1% at June 30, 2019 and December 31, 2018, respectively. All of Bluegreen’s VOI notes receivable bear interest at fixed rates. Bluegreen’s VOI notes receivable are generally secured by property located in Florida, Missouri, Nevada, South Carolina, Tennessee, and Wisconsin.

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

The activity in Bluegreen’s allowance for loan losses (including notes receivable secured by homesites) was as follows (in thousands):

	For the Six Months Ended
	June 30,
	2019	2018
Balance, beginning of period	$134,223	123,791
Provision for loan losses	23,055	21,447
Write-offs of uncollectible receivables	(23,718)	(21,633)
Balance, end of period	$133,560	123,605

The table below sets forth information regarding the percentage of gross notes receivable outstanding by FICO score of the borrower at the time of origination:

	June 30,	December 31,
FICO Score	2019	2018
700+	58.00%	57.00%
600-699	39.00	39.00
<600	2.00	3.00
No score (1)	1.00	1.00
Total	100.00%	100.00%

(1)	VOI notes receivable attributable to borrowers without a FICO score are primarily related to foreign borrowers.

The table below sets forth information regarding the delinquency status of Bluegreen’s VOI notes receivable (in thousands):

	June 30,	December 31,
	2019	2018
Current	$541,778	541,783
31-60 days	5,689	5,783
61-90 days	5,206	4,516
> 91 days (1)	21,005	20,410
Total	$573,678	572,492

(1)

Includes $13.0 million and $14.3 million of VOI notes receivable as of June 30, 2019 and December 31, 2018, respectively, that, as of such date, had defaulted but the related VOI note receivable balance had not yet been charged off in accordance with the provisions of certain of Bluegreen’s receivable-backed notes payable transactions. These VOI notes receivable have been reflected in the allowance for loan losses.

4.     Trade Inventory

The Company’s trade inventory consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Raw materials	$3,358	2,718
Paper goods and packaging materials	1,185	1,122
Finished goods	18,780	16,270
Total trade inventory	$23,323	20,110

5.     VOI Inventory

Bluegreen’s VOI inventory consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Completed VOI units	$267,897	237,010
Construction-in-progress	537	26,587
Real estate held for future VOI development	73,786	70,552
Total VOI inventory	$342,220	334,149

6.    Real Estate

The Company’s real estate consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Real estate held-for-sale:
Land	$11,210	18,439
Residential single-family	756	832
Other	1,058	931
Total real estate held-for-sale	13,024	20,202
Real estate held-for-investment:
Land	5,957	10,976
Total real estate held-for-investment	5,957	10,976
Real estate inventory	34,583	23,778
Total real estate	$53,564	54,956

In April 2019, the Company sold its remaining land parcels located at PGA Station in Palm Beach Gardens, Florida for net proceeds of $8.3 million and recognized a gain on sale of real estate of $1.8 million for the three and six months ended June 30, 2019. In connection with the sale, the Company invested $2.1 million of the proceeds in the PGA Lender, LLC joint venture as described in Note 7 below.

In May 2019, the Company transferred RoboVault, a self-storage facility located in Fort Lauderdale, Florida, from property and equipment to real estate held-for-sale following a buyer’s completion of due diligence on the property and subsequently sold it to the buyer for net proceeds of $11.8 million. As a result of the sale, the Company recognized a gain on sale of real estate of $4.8 million for the three and six months ended June 30, 2019.

In June 2019, the Company sold a land parcel located in St. Cloud, Florida that was previously held for investment for net proceeds of $8.7 million and recognized a gain on sale of real estate of $3.0 million for the three and six months ended June 30, 2019.

0

7.     Investments in Unconsolidated Real Estate Joint Ventures

As of June 30, 2019, the Company had equity interests in unconsolidated real estate joint ventures involved in the development of multifamily apartment and townhome communities, as well as single-family master planned communities. In addition, the Company owns a 50% equity interest in the Altman Companies, a developer and manager of multifamily apartment communities.

Investments in unconsolidated real estate joint ventures are accounted for as unconsolidated VIEs. See Note 2 for information regarding the Company’s investments in consolidated VIEs.

The Company’s investments in unconsolidated real estate joint ventures consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Altis at Lakeline - Austin Investors LLC	$242	4,531
Altis at Grand Central Capital, LLC	2,635	2,549
Altis Promenade Capital, LLC	2,227	2,195
Altis at Bonterra - Hialeah, LLC	17,294	21,602
Altis Ludlam - Miami Investor, LLC	865	675
Altis Suncoast Manager, LLC	731	1,857
Altis Pembroke Gardens, LLC	1,279	1,284
Altis Fairways, LLC	1,885	1,876
Altis Wiregrass, LLC	1,839	1,897
Altis LH-Miami Manager, LLC	793	-
The Altman Companies, LLC	16,443	14,893
ABBX Guaranty, LLC	2,500	2,500
Sunrise and Bayview Partners, LLC	1,505	1,439
PGA Design Center Holdings, LLC	947	691
CCB Miramar, LLC	4,316	1,575
BBX/Label Chapel Trail Development, LLC	1,233	4,515
L03/212 Partners, LLC	1,859	-
PGA Lender, LLC	2,133	-
Sky Cove, LLC	4,200	-
All other investments in real estate joint ventures	328	659
Total	$65,254	64,738

See Note 10 to the Company’s consolidated financial statements included in the 2018 Annual Report for the Company’s accounting policies relating to its investments in unconsolidated real estate joint ventures, including the Company’s analysis and determination that such entities are VIEs in which the Company is not the primary beneficiary.

Sales by Unconsolidated Real Estate Joint Ventures

In April 2019, the Altis at Lakeline joint venture sold its 354 unit multifamily apartment community located in Cedar Park, Texas. As a result of the sale, the Company received approximately $9.3 million of distributions from the venture and recognized $5.3 million and $5.0 million of equity earnings from the venture for the three and six months ended June 30, 2019, respectively.

In April 2019, the PGA Design Center joint venture sold its remaining commercial buildings located in Palm Beach Gardens, Florida for $9.2 million and provided seller financing to the buyer for $4.6 million. As a result of the sale, the Company received approximately $2.3 million of distributions from the venture and recognized $2.8 million of equity earnings from the venture for the three and six months ended June 30, 2019. As described below, the joint venture contributed the promissory note received from the buyer to a newly formed joint venture with the Company.

In July 2019, the Altis at Bonterra joint venture entered into a contract to sell its 314 unit multifamily apartment community located in Hialeah, Florida. The potential buyer has completed due diligence and made a nonrefundable deposit on the property. If the closing of the sale occurs pursuant to the terms of the contract, the Company anticipates that it will receive distributions of approximately $45.0 million from the joint venture. However, the closing of the sale is subject to customary closing conditions, and there is no assurance that the property will be sold by the joint venture pursuant to the terms of the contract, or at all.

New Unconsolidated Real Estate Joint Ventures

In January 2019, the Company invested in L03/212 Partners, LLC, a joint venture formed to invest in the development of The Main Las Olas, a mixed-used project located in downtown Fort Lauderdale, Florida that is planned to be comprised of an office tower with approximately 365,000 square feet of leasable area, a residential tower with approximately 341 units, and approximately 45,000 square feet of ground floor retail. As of June 30, 2019, the Company had funded $1.9 million of its expected capital contribution of $4.0 million.

In April 2019, the Company invested $2.1 million in PGA Lender, LLC, a joint venture formed with the PGA Design Center joint venture to invest in the $4.6 million seller financing provided to the buyer of the PGA Design Center joint venture’s commercial buildings, as described above. In connection with the transaction, the Company contributed $2.1 million in cash in exchange for a 45.88% equity interest in the venture, while the PGA Design Center joint venture contributed the $4.6 million promissory note received from the buyer in exchange for $2.1 million in cash and a 54.12% equity interest in the venture.

In June 2019, the Company invested $4.2 million in Sky Cove, LLC, a joint venture formed to develop, construct, and sell 204 single family homes located in Westlake, Florida.

In June 2019, the Company invested $0.8 million in Altis LH – Miami Manager, LLC, a joint venture formed to serve as the managing member of Altis LH-Miami, LLC, a joint venture sponsored by the Altman Companies that was formed to develop, construct, and manage Altis at Little Havana, a 224 unit multifamily apartment community located in Miami, Florida.

Summarized Financial Information of Certain Unconsolidated Real Estate Joint Ventures

The condensed statements of operations for Altis at Lakeline-Austin Investors LLC for the three and six month ended June 30, 2019 and 2018 were as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Total revenues	$-	1,267	1,459	2,567
Gain on sale of real estate	17,150	-	17,150	-
Other expenses	(25)	(2,204)	(1,773)	(3,380)
Net earnings	$17,125	(937)	16,836	(813)
Equity in net earnings of unconsolidated real estate joint venture - Altis at Lakeline	$5,256	(320)	5,029	(362)

The condensed statements of financial condition for Altis at Lakeline-Austin Investors LLC as of June 30, 2019 and December 31, 2018 were as follows (in thousands):

	June 30,	December 31,
	2019	2018
Assets
Cash	$633	2,633
Real estate	-	42,843
Other assets	144	201
Total assets	$777	45,677

Liabilities and Equity
Notes payable	$-	33,482
Other liabilities	-	1,826
Total liabilities	-	35,308
Total equity	777	10,369
Total liabilities and equity	$777	45,677

The condensed statements of operations for PGA Design Center Holdings, LLC for the three and six month ended June 30, 2019 and 2018 were as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Total revenues	$-	-	-	69
Gain on sale of real estate	7,212		7,212	3,693
Other expenses	(88)	(151)	(183)	(259)
Net earnings	$7,124	(151)	7,029	3,503
Equity in net earnings of unconsolidated real estate joint venture -PGA Design Center	$2,849	(60)	2,812	1,401

The condensed statements of financial condition for PGA Design Center Holdings, LLC as of June 30, 2019 and December 31, 2018 were as follows (in thousands):

	June 30,	December 31,
	2019	2018
Assets
Cash	$13	330
Real estate	-	1,419
Investments in joint ventures	2,976	-
Other assets	1	6
Total assets	$2,990	1,755
Liabilities and Equity
Other liabilities	22	64
Total liabilities	22	64
Total equity	2,968	1,691
Total liabilities and equity	$2,990	1,755

8.     Debt

Notes Payable and Other Borrowings

The table below sets forth information regarding the Company’s notes payable and other borrowings (dollars in thousands):

	June 30, 2019			December 31, 2018
			Carrying			Carrying
			Amount of			Amount of
	Debt	Interest	Pledged	Debt	Interest	Pledged
	Balance	Rate	Assets	Balance	Rate	Assets
Bluegreen:
2013 Notes Payable	$16,875	5.50%	$21,106	$28,125	5.50%	$22,878
Fifth Third Bank Note	3,711	5.44%	7,802	3,834	5.34%	7,892
NBA Éilan Loan	20,893	5.69%	30,880	25,603	5.60%	35,615
Fifth Third Syndicated
Line of Credit	75,000	5.11%	101,038	55,000	5.27%	92,415
Fifth Third Syndicated
Term Loan	21,562	5.08%	29,049	22,500	5.37%	27,724
Unamortized debt
issuance costs	(1,245)			(1,671)
Total Bluegreen	$136,796			$133,391

Other:
Community Development
District Obligations	$29,432	4.25-6.00%	$44,576	$24,583	4.25-6.00%	$35,155
TD Bank Term Loan and
Line of Credit	6,756	5.75%	(1)	8,117	5.47%	(1)
Iberia $50.0 million
Revolving Line of Credit	-	-	(2)	30,000	5.35%	(2)
Banc of America Leasing
& Capital Equipment Note	457	4.75%	(3)	555	4.75%	(3)
Banc of America Revolving
Line of Credit	1,000	4.00%	(1)	-	-	-
Unsecured Note	3,400	6.00%	(4)	3,400	6.00%	(4)
Other	1,539	5.58%	1,917	1,507	5.25%	1,968
Unamortized debt
issuance costs	(864)			(666)
Total other	$41,720			$67,496

Total notes payable and
other borrowings	$178,516			$200,887

(1)	The collateral is a blanket lien on the respective company’s assets.
(2)	The collateral is membership interests in Woodbridge having a value of not less than $100.0 million.
(3)	The collateral is a security interest in the equipment financed by the underlying note. Additionally, IT’SUGAR is guarantor on the note.
(4)	BBX Capital is guarantor on the note.

See Note 13 to the Company’s consolidated financial statements included in the 2018 Annual Report for additional information regarding the above listed notes payable and other borrowings.

New debt issuances and significant changes related to the above listed notes payable and other borrowings are detailed below.

In February 2019, the Meadow View at Twin Creeks Community Development District issued $8.1 million of community development bonds in order to fund the infrastructure improvements for Phase II of the Company’s Beacon Lake Community development and repay a portion of the bonds previously issued in 2016 in connection with Phase I of the development. The bonds issued in February 2019 have fixed interest rates ranging from 5.20% to 5.80% and mature at various times during the years 2030 through 2049. The Company at its option has the ability to repay a specified portion of the bonds at the time that it sells developed lots in the Beacon Lakes Community.

In July 2019, the Company modified the Iberia $50.0 million revolving line of credit to, among other things, extend the maturity of the line of credit from March 6, 2020 to June 30, 2021 and remove the existing financial covenant regarding the fixed charge coverage. Under the terms of the modified line of credit, the Company has the option to extend the maturity of the line of credit for a twelve-month period, subject to the satisfaction of certain conditions.

In July 2019, Bluegreen amended the Fifth Third Bank Note Payable, Syndicated Line of Credit, and Term Loan, effective June 28, 2019, to exclude the $39.1 million Bass Pro settlement expense recognized during the three and six months ended June 30, 2019 from the calculation of certain financial covenants in the credit facilities in order to maintain compliance with such covenants. See Note 11 for additional information regarding the Bass Pro settlement.

Receivable-Backed Notes Payable

The table below sets forth information regarding Bluegreen’s receivable-backed notes payable facilities (dollars in thousands):

	June 30, 2019			December 31, 2018
			Principal			Principal
			Balance of			Balance of
			Pledged/			Pledged/
	Debt	Interest	Secured	Debt	Interest	Secured
	Balance	Rate	Receivables	Balance	Rate	Receivables
Receivable-backed notes
payable - recourse:
Liberty Bank Facility	$27,708	5.50%	$34,152	$17,654	5.25%	$22,062
NBA Receivables Facility	39,698	5.18%	48,487	48,414	5.27%	57,805
Pacific Western Facility	19,414	5.34%	24,144	10,606	5.52%	13,730
Total	$86,820		$106,783	$76,674		$93,597

Receivable-backed notes
payable - non-recourse:
KeyBank/DZ Purchase Facility	14,436	5.16%	17,641	-	-	-
Quorum Purchase Facility	38,112	4.75-5.50%	43,024	40,074	4.75-5.50%	45,283
2012 Term Securitization	11,431	2.94%	13,229	15,212	2.94%	16,866
2013 Term Securitization	22,308	3.20%	24,494	27,573	3.20%	29,351
2015 Term Securitization	37,109	3.02%	40,428	44,230	3.02%	47,690
2016 Term Securitization	56,672	3.35%	63,830	63,982	3.35%	72,590
2017 Term Securitization	74,396	3.12%	85,322	83,513	3.12%	95,877
2018 Term Securitization	102,779	4.02%	116,172	114,480	4.02%	125,916
Unamortized debt issuance costs	(5,927)		-	(6,807)		-
Total	$351,316		$404,140	$382,257		$433,573
Total receivable-backed debt	$438,136		$510,923	$458,931		$527,170

There were no new debt issuances or significant changes related to the above listed facilities during the six months ended June  30, 2019. See Note 13 to the Company’s consolidated financial statements included in the 2018 Annual Report for additional information regarding the above listed receivable-backed notes payable facilities.

Junior Subordinated Debentures

The table below sets forth information regarding the Company’s junior subordinated debentures (dollars in thousands):

	June 30, 2019		December 31, 2018
		Effective		Effective
	Carrying	Interest	Carrying	Interest
	Amounts	Rates (1)	Amounts	Rates (1)
Woodbridge - Levitt Capital Trusts I - IV	$66,302	6.12 - 6.38%	$66,302	6.20 - 6.65%
Bluegreen Statutory Trusts I - VI	110,827	7.38 - 7.49%	110,827	7.32 - 7.70%
Unamortized debt issuance costs	(1,164)		(1,200)
Unamortized purchase discount	(39,136)		(39,504)
Total junior subordinated debentures	$136,829		$136,425

(1)	The Company’s junior subordinated debentures bear interest at 3-month LIBOR (subject to quarterly adjustment) plus a spread ranging from 3.80% to 4.90%.

Woodbridge and Bluegreen have each formed statutory business trusts (collectively, the “Trusts”), each of which issued trust preferred securities and invested the proceeds thereof in junior subordinated debentures of Woodbridge and Bluegreen, respectively. The Trusts are VIEs in which Woodbridge and Bluegreen, as applicable, are not the primary beneficiaries. Accordingly, the Company and its subsidiaries do not consolidate the operations of these Trusts; instead, the beneficial interests in the Trusts are accounted for under the equity method of accounting. Included in other assets as of June  30, 2019 and December 31, 2018 was $2.2 million of equity in the Trusts. Interest on the junior subordinated debentures and distributions on the trust preferred securities are payable quarterly in arrears at the same interest rate.

All of the junior subordinated debentures were eligible for redemption by Woodbridge and Bluegreen, as applicable, as of June  30, 2019 and December 31, 2018.

See Note 13 to the Company’s consolidated financial statements included in the 2018 Annual Report for additional information regarding the Company’s junior subordinated debentures.

Debt Compliance and Amounts Available under Credit Facilities

As of June 30, 2019, BBX Capital and its subsidiaries were in compliance with all financial debt covenants under its debt instruments, as amended.

Amounts available under credit facilities for BBX Capital and its principal investments as of June 30, 2019 were as follows (in thousands):

BBX Capital	$50,000
Bluegreen	150,600
Renin	3,381
IT'SUGAR	3,000
Total credit availability	$206,981

The amounts available under the Company’s credit facilities are subject to eligible collateral and the terms of the facilities, as applicable.

9.    Revenue Recognition

The table below sets forth the Company’s revenue disaggregated by category (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Sales of VOIs	$68,302	68,573	120,033	124,714
Fee-based sales commissions	55,343	60,086	100,555	105,940
Other fee-based services	25,603	25,562	51,039	49,514
Cost reimbursements	17,358	14,059	37,594	30,260
Resort title fees	3,040	3,175	5,768	5,863
Trade sales - wholesale	18,000	19,987	40,360	38,352
Trade sales - retail	27,061	23,921	50,685	43,959
Sales of real estate inventory	424	3,250	4,660	9,659
Other revenue	5,020	3,216	7,767	5,649
Revenue from customers	220,151	221,829	418,461	413,910
Interest income	21,518	20,664	42,933	42,581
Net gains on sales of real estate assets	9,664	733	10,996	4,802
Total revenues	$251,333	243,226	472,390	461,293

10.    Income Taxes

BBX Capital and its subsidiaries file a consolidated U.S. federal income tax return and income tax returns in various state and foreign jurisdictions.

Effective income tax rates for interim periods are based upon the Company’s current estimated annual rate, which varies based upon the Company’s estimate of taxable earnings and the mix of taxable earnings in the various states in which the Company operates. The Company’s effective tax rate was applied to income before income taxes reduced by net income attributable to noncontrolling interests in joint ventures taxed as partnerships. In addition, the Company recognizes taxes related to unusual or infrequent items or resulting from change in judgment regarding a position taken in a prior period as discrete items in the interim period in which the event occurs.

The Company’s effective income tax rate was approximately 35% during the three and six months ended June  30, 2019 compared to an effective income tax rate of 33% for the three and six months ended June 30, 2018. The effective tax rate for the three and six months ended June 30, 2019 excludes the tax benefit associated with the $39.1 million Bass Pro litigation settlement, which the Company accounted for as a discrete item at the statutory income tax rate of 26%. The effective income tax rate for the three and six months ended June 30, 2018 excludes a discrete income tax expense of $2.7 million related to the recognition of a provisional adjustment associated with the December 2017 Tax Reform Act.

The Company’s effective income tax rates for the three and six months ended June  30, 2019 and 2018  were higher than the expected federal income tax rate of 21% due to nondeductible executive compensation and state income taxes.

11.    Commitments and Contingencies

Litigation Matters

In the ordinary course of business, BBX Capital and its subsidiaries are parties to lawsuits as plaintiff or defendant involving its operations and activities. Bluegreen is subject to claims or proceedings from time to time relating to the purchase, sale, marketing, or financing of VOIs and other business activities. Additionally, from time to time in the ordinary course of business, the Company is involved in disputes with existing and former employees, vendors, taxing jurisdictions and various other parties and also receives individual consumer complaints, as well as complaints received through regulatory and consumer agencies, including Offices of State Attorneys General. The Company takes these matters seriously and attempts to resolve any such issues as they arise.

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

The following is a description of certain ongoing litigation matters:

BBX Capital Litigation

There were no material pending legal proceedings against BBX Capital or its subsidiaries other than proceedings against Bluegreen as of June 30, 2019.

Bluegreen Litigation

Bluegreen, indirectly through Bluegreen Vacations Unlimited (“BVU”), its wholly-owned subsidiary, has an exclusive marketing agreement with Bass Pro, a nationally-recognized retailer of fishing, marine, hunting, camping and sports gear, that provides Bluegreen with the right to market and sell vacation packages at kiosks in each of Bass Pro’s retail locations and through other means.

As previously disclosed, in March 2019, Bluegreen received a notice from Bass Pro stating that Bass Pro intended to cancel Bluegreen’s access to the Bass Pro marketing channels and advertising materials as of 30 days from the date of the notice unless Bluegreen cured the alleged breaches to Bass Pro’s satisfaction. The alleged breaches cited in the notice included those previously disclosed by Bluegreen, and specifically Bass Pro’s belief that the amounts paid to it as VOI sales commissions under the marketing agreement should not have been adjusted for certain purchaser defaults, breaches regarding the calculation of commissions and other amounts payable under the marketing agreement and other related agreements, including reimbursements paid to Bluegreen, as well as matters regarding the operations at Bluegreen/Big Cedar Vacations. In addition, the notice referenced a breach Bass Pro alleged in 2014 regarding customer service. Bluegreen sent a response to Bass Pro with respect to each of these issues prior to the expiration of the cure period.

On April 17, 2019, Bass Pro and its affiliates brought an action against BVU alleging that BVU failed to pay certain commissions due it under the parties’ marketing agreement, improperly charged a tour generation fee and that its conduct in the Bass Pro retail stores breached its contractual commitments. Bass Pro sought damages plus interest and attorneys’ fees, and such additional relief as the court determines.

On May 24, 2019, Bluegreen received notice from Bass Pro and its affiliates that it was terminating the marketing agreement based on the failure to cure the alleged breaches, and Bluegreen was removed from all Bass Pro retail stores. Subsequently, BVU filed a counter claim against Bass Pro and Big Cedar LLC.

On June 13, 2019, Bluegreen entered into a settlement agreement which resolved the action filed by Bass Pro and the counter claim filed by BVU and reinstated and amended the marketing agreement. Pursuant to the terms of the settlement agreement, Bass Pro agreed to reinstate BVU’s access to Bass Pro’s marketing channels, including Bass Pro and Cabela’s retail stores. Additionally, with no admission of any wrongdoing, Bluegreen paid Bass Pro $20.0 million within 15 days after the execution of the settlement agreement; Bluegreen agreed to pay Bass Pro $4.0 million on each January 1 from 2020 through 2024; and Bluegreen agreed that Bass Pro would keep the remaining $1.5 million of an amount prepaid to them earlier in 2019 under the marketing agreement. Additionally, in lieu of the previous commission arrangement, Bluegreen agreed to pay Bass Pro a fixed annual fee of $70,000 for each Bass Pro and

Cabela’s retail store that BVU accesses (excluding retail stores which are designated to provide tours to Bluegreen/Big Cedar Vacations, or “Bluegreen/Big Cedar Feeder Stores”) plus $32 per net vacation package sold (less cancellations and refunds within 45 days of sale), excluding sales at Bluegreen/Big Cedar Feeder Stores. Bluegreen also agreed to contribute to the Wonders of Wildlife Foundation $5.00 per net package sold (less cancellations and refunds within 45 days of sale), subject to an annual minimum of $700,000. The fixed annual fee will be prorated for the remainder of 2019. Subject to the terms and conditions of the settlement agreement, Bluegreen will generally be required to pay the fixed annual fee with respect to at least 60 Bass Pro retail stores and a minimum number of Cabela’s retail stores that increases over time to a total of at least 60 Cabela’s retail stores by the end of 2021. Notwithstanding the foregoing, the minimum number of Bass Pro and Cabela’s retail stores for purposes of the fixed annual fee may be reduced under certain circumstances set forth in the settlement agreement, including as a result of a reduction of traffic in the stores in excess of 25% year-over-year. The parties executed mutual waivers and releases and agreed to the dismissal of the litigation. Bluegreen accrued for the net present value of the above payments required by the settlement agreement, plus attorney costs, totaling approximately $39.1 million, which is reflected in selling, general, and administrative expenses in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2019. As of June 30, 2019, $17.3 million remained accrued for the remaining payments required by the settlement agreement, which is reflected in other liabilities in the Company’s condensed consolidated statement of financial condition.

As of June 30, 2019, Bluegreen sold vacation packages in 67 of Bass Pro’s retail stores. During the six months ended June 30, 2019 and 2018, VOI sales to prospects and leads generated by the agreement with Bass Pro accounted for approximately 10% and 14%, respectively, of Bluegreen’s VOI sales volume.

On August 24, 2016, Whitney Paxton and Jeff Reeser filed a lawsuit against Bluegreen Vacations Unlimited, Inc. (“BVU”), a wholly-owned subsidiary of Bluegreen, and certain of its employees (collectively, the “Defendants”), seeking to establish a class action of former and current employees of BVU and alleging violations of plaintiffs’ rights under the Fair Labor Standards Act of 1938 (the “FLSA”) and breach of contract. The lawsuit also sought damages in the amount of the unpaid compensation owed to the plaintiffs. The court granted preliminary approval of class action in September 2017 to conditionally certify collective action and facilitate notice to potential class members be granted with respect to certain employees and denied as to others. In February 2019, the parties agreed to settle the matter for an immaterial amount. The court approved the settlement and dismissed the case with prejudice on May 9, 2019.

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

On February 28, 2018, Oscar Hernandez and Estella Michael filed a purported class action litigation in San Bernardino Superior Court against BVU. The central claims in the complaint, as amended during June 2018, include alleged failures to pay overtime and wages at termination and to provide meal and rest periods, as well as claims relating to non-compliant wage statements and unreimbursed business expenses; and a claim under the Private Attorney’s General Act. Plaintiffs seek to represent a class of approximately 660 hourly, non-exempt employees who worked in the state of California since March 1, 2014. An initial case management conference was held, and discovery was stayed pending completion of mediation. In April 2019, the parties mediated and agreed to settle the matter for an immaterial amount. It is expected that the court will approve the settlement and the dismissal of the lawsuit after the settlement documents are executed.

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

On January 7, 2019, Shehan Wijesinha filed a purported class action lawsuit alleging violations of the Telephone Consumer Protection Act (the “TCPA”). It is alleged that BVU called plaintiff’s cell phone for telemarketing purposes using an automated dialing system and that plaintiff did not give BVU his express written consent to do so. Plaintiffs seek certification of a class comprised of other persons in the United States who, within the four years prior to the filing of the complaint, received similar calls from or on behalf of BVU without the person’s consent. Plaintiff seeks monetary damages, attorneys’ fees, and injunctive relief. Bluegreen believes the lawsuit is without merit and intends to vigorously defend the action. On July 15, 2019, the court entered an order staying this case pending a ruling from the Federal Communications Commission clarifying the definition of an automatic telephone dialing system under the TCPA and the decision of the Eleventh Circuit in a separate action brought against a VOI company by a plaintiff alleging violations of the TCPA.

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

Commencing in 2015, it came to Bluegreen’s attention that its collection efforts with respect to its VOI notes receivable were being impacted by a then emerging, industry-wide trend involving the receipt of “cease and desist” letters from exit firms and attorneys purporting to represent certain VOI owners. Following receipt of these letters, Bluegreen is unable to contact the owners unless allowed by law. Bluegreen believes these exit firms have encouraged such owners to become delinquent and ultimately default on their obligations and that such actions and Bluegreen’s inability to contact the owners are a primary contributor to the increase in its annual default rates. Bluegreen’s average annual default rates have increased from 6.9% in 2015 to 8.0% in 2019. Bluegreen also estimates that approximately 16.0% of the total delinquencies on its VOI notes receivable as of June 30, 2019 related to VOI notes receivable subject to this issue. Bluegreen has in a number of cases pursued, and may in the future pursue, legal action against the VOI owners, and as described below, against the exit firms.

On December 21, 2018, Bluegreen and BVU filed a lawsuit against timeshare exit firm Totten Franqui and certain of its affiliates (“TPEs”). In the complaint, Bluegreen alleged that the TPEs, through various forms of deceptive advertising, as well as inappropriate direct contact with VOI owners, made false statements about Bluegreen and provided misleading information to the VOI owners. The TPEs have encouraged nonpayment by consumers and exacted fees for doing so. Bluegreen believes the consumers are paying fees to the TPEs in exchange for illusory services and has asserted claims against the TPEs under the Lanham Act, as well as tortious interference with contractual relations, civil conspiracy to commit tortious interference, and other claims. During the course of the litigation, the TPEs and Totten Franqui filed for bankruptcy, which resulted in the litigation being stayed. The bankruptcy judge has appointed an independent trustee to handle the estate of the debtors, and Bluegreen has been in discussions with the bankruptcy trustee about a possible settlement. Bluegreen intends to assert all of its legal rights in the bankruptcy case.

The following is a description of certain commitments, contingencies, and guarantees:

In lieu of paying maintenance fees for unsold VOI inventory, Bluegreen may enter into subsidy agreements with certain HOAs. During the six months ended June  30, 2019 and 2018, Bluegreen made payments related to such subsidies of $4.8 million and $0.6 million, respectively. As of June  30, 2019, Bluegreen had accrued $7.1 million for such subsidies, which is included in other liabilities in the Company’s condensed consolidated statement of financial condition. As of December 31, 2018, Bluegreen had no accrued liabilities for such subsidies.

The Company guarantees certain obligations of its wholly-owned subsidiaries and unconsolidated real estate joint ventures, including the following:

•

BBX Capital is a guarantor of 50% of the outstanding balance of a third party loan to the Sunrise and Bayview Partners, LLC real estate joint venture, which had an outstanding balance of $5.0 million as of June 30, 2019.

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

•

BBX Capital’s wholly-owned subsidiary, Food for Thought Restaurant Group, LLC, from time to time enters into lease agreements in connection with its MOD Super Fast Pizza (“MOD Pizza”) restaurant locations. As of June  30, 2019, BBX Capital is a guarantor on four of the lease agreements with estimated future minimum rental payments of $4.7 million.

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

As of
June 30, 2019
Operating lease assets	$122,724
Operating lease liabilities	$137,643
Weighted average remaining lease term (years)	6.8
Weighted average discount rate (1)	5.36%

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

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2019	June 30, 2019
Fixed lease costs	$7,056	14,377
Short-term lease costs	1,171	2,341
Variable lease costs	2,253	4,480
Total operating lease costs	$10,480	21,198

The table below sets forth information regarding the maturity of the Company’s operating lease liabilities as of June 30, 2019 (in thousands):

Period Ending December 31,
2019	$14,033
2020	26,761
2021	25,549
2022	23,466
2023	20,350
After 2023	62,763
Total lease payments	172,922
Less: interest	35,279
Present value of lease liabilities	$137,643

The above operating lease payments exclude $10.1 million of legally binding minimum lease payments for lease agreements executed but not yet commenced, as the Company has not received possession of the leased property.  Included in the Company’s statement of cash flows under operating activities for the six months ended June 30, 2019 was $13.3 million of cash paid for amounts included in the measurement of lease liabilities. During the six months ended June 30, 2019, the Company obtained $20.8 million of right-of-use assets in exchange for new operating lease liabilities.

13.    Common Stock

Share Repurchase Program

In June 2017, BBX Capital’s board of directors approved a share repurchase program authorizing the purchase of up to 5,000,000 shares of BBX Capital’s Class A Common Stock and Class B Common Stock at an aggregate cost of up to $35.0 million. In June 2019, BBX Capital purchased 401,178 shares of its Class A Common Stock for approximately $1.9 million. As of June 30, 2019, BBX Capital had purchased 1,922,771 shares of its Class A Common Stock for approximately $11.8 million pursuant to the June 2017 share repurchase program.

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

Earnings per Share

During the three and six months ended June 30, 2019, approximately 5.1 million shares of unvested restricted stock awards were anti-dilutive and therefore not included in the computation of diluted loss per share for such periods. During the three and six months ended June 30, 2018, there were no unvested restricted stock awards that were anti-dilutive, and therefore, the dilutive effect of such awards was included in the computation of diluted earnings per share for such periods.

14.    Noncontrolling Interests and Redeemable Noncontrolling Interest

Noncontrolling interests in the Company’s consolidated subsidiaries consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Bluegreen (1)	$39,418	41,478
Bluegreen / Big Cedar Vacations (2)	52,458	45,611
Joint ventures and other	1,072	899
Total noncontrolling interests	$92,948	87,988

The redeemable noncontrolling interest included in the Company’s condensed consolidated statements of financial condition as of June 30, 2019 and December 31, 2018 of $2.1 million and $2.6 million, respectively, is comprised of a redeemable noncontrolling interest associated with IT’SUGAR. The Company owns 90.4% of IT’SUGAR’s Class B Units, while the remaining 9.6% of such units are held by a noncontrolling interest and may be redeemed for cash at the holder’s option upon a contingent event outside of the Company’s control.

Income (loss) attributable to noncontrolling interests, including redeemable noncontrolling interests, consisted of the following (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Bluegreen (1)	$(1,079)	2,671	384	4,769
Bluegreen / Big Cedar Vacations (2)	5,131	3,317	6,847	5,924
Joint ventures and other	(28)	(30)	(68)	(175)
Net income attributable to noncontrolling interests	$4,024	5,958	7,163	10,518

(1)

As a result of Bluegreen’s IPO during the fourth quarter of 2017 and subsequent share repurchases in 2018, the Company owns 90.3% of Bluegreen. Bluegreen was a wholly-owned subsidiary of the Company immediately prior to the Bluegreen IPO.

(2)	Bluegreen has a joint venture arrangement pursuant to which it owns 51% of Bluegreen/Big Cedar Vacations.

15.    Fair Value Measurement

Fair value is defined as the price that would be received on the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Accounting standards define an input fair value hierarchy that has three broad levels and gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

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

Financial Disclosures about Fair Value of Financial Instruments

The tables below set forth information regarding the Company’s consolidated financial instruments (in thousands):

			Fair Value Measurements Using
			Quoted prices
	Carrying		in Active	Significant
	Amount	Fair Value	Markets	Other	Significant
	As of	As of	for Identical	Observable	Unobservable
	June 30,	June 30,	Assets	Inputs	Inputs
	2019	2019	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$332,871	332,871	332,871	-	-
Restricted cash	48,373	48,373	48,373	-	-
Notes receivable, net	440,854	575,000	-	-	575,000
Financial liabilities:
Receivable-backed notes payable	$438,136	456,600	-	-	456,600
Notes payable and other borrowings	178,516	186,523	-	-	186,523
Junior subordinated debentures	136,829	134,000	-	-	134,000
Redeemable 5% cumulative preferred stock	9,642	9,538	-	-	9,538

			Fair Value Measurements Using
			Quoted prices
	Carrying		in Active	Significant
	Amount	Fair Value	Markets	Other	Significant
	As of	As of	for Identical	Observable	Unobservable
	December 31,	December 31,	Assets	Inputs	Inputs
	2018	2018	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$366,305	366,305	366,305	-	-
Restricted cash	54,792	54,792	54,792	-	-
Notes receivable, net	439,167	537,000	-	-	537,000
Financial liabilities:
Receivable-backed notes payable	$458,931	462,400	-	-	462,400
Notes payable and other borrowings	200,887	203,547	-	-	203,547
Junior subordinated debentures	136,425	132,400	-	-	132,400
Redeemable 5% cumulative preferred stock	9,472	9,538	-	-	9,538

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

The fair values of Bluegreen’s notes receivable are estimated using Level 3 inputs and are based on estimated future cash flows considering contractual payments and estimates of prepayments and defaults, discounted at a market rate.

The amounts reported in the consolidated statements of financial condition relating to Bluegreen’s notes payable and other borrowings, as well as variable rate receivable-backed notes payable, approximate fair value for indebtedness that provides for variable interest rates. The fair values of Bluegreen’s fixed rate, receivable-backed notes payable are estimated using Level 3 inputs by discounting the net cash outflows estimated to be used to repay the debt. These obligations are to be satisfied using the proceeds from the consumer loans that secure the obligations.

The fair value of the Company’s Community Development Bonds, which are included in notes payable and other borrowings above, is measured using the market approach with Level 3 inputs obtained based on estimated market prices of similar financial instruments.

The fair values of the Company’s other borrowings (other than Bluegreen’s notes payable and other borrowings and Community Development Bonds above) are measured using the income approach with Level 3 inputs obtained by discounting the forecasted cash flows based on estimated market rates.

The fair value of the Company’s junior subordinated debentures is estimated using Level 3 inputs based on the contractual cash flows discounted at a market rate or based on market price quotes from the over-the-counter bond market.

The fair value of the 5% Cumulative Preferred Stock, which is subject to mandatory redemption, is calculated using the income approach with Level 3 inputs by discounting the estimated cash flows at a market discount rate.

16.    Certain Relationships and Related Party Transactions

The Company may be deemed to be controlled by Alan B. Levan, the Company’s Chairman and Chief Executive Officer, and John E. Abdo, the Company’s Vice Chairman. Together, Mr. Alan B. Levan and Mr. Abdo may be deemed to beneficially own shares of the Company’s Class A Common Stock and Class B Common Stock representing approximately 78% of the Company’s total voting power. Mr. Alan B. Levan and Mr. Abdo also serve as Chairman and Vice Chairman, respectively, of Bluegreen’s Board of Directors. Jarett S. Levan, the Company’s President and son of Alan B. Levan, and Seth M. Wise, the Company’s Executive Vice President, also serve as directors of the Company and Bluegreen.

Woodbridge is a wholly-owned subsidiary of the Company and owned 90.3% of Bluegreen as of June 30, 2019.

Bluegreen paid or reimbursed the Company for management advisory, risk management, administrative and other services in the amounts of $0.5 million and $0.9 million during the three months and six months ended June 30, 2019, respectively, and $0.3 million and $0.6 million during the three months and six months ended June 30, 2018, respectively.

The Company received $11.4 million and $22.9 million of dividends from Bluegreen during the three and six months ended June 30, 2019, respectively. The Company received $10.1 million and $20.2 million of dividends from Bluegreen during the three and six months ended June 30, 2018, respectively.

In April 2015, pursuant to a Loan Agreement and Promissory Note, a wholly-owned subsidiary of Bluegreen provided an $80.0 million loan to BBX Capital. Amounts outstanding on the loan bear interest at a rate of 6% per annum. Payments of interest are required on a quarterly basis, and all outstanding amounts are due and payable in April 2020. BBX Capital is permitted to prepay the loan in whole or in part at any time, and prepayments may be required, to the extent necessary, in order for Bluegreen or its subsidiaries to remain in compliance with covenants under outstanding indebtedness. During each of the three and six months ended June  30, 2019 and 2018, BBX Capital recognized $1.2 million and $2.4 million, respectively, of interest expense on the loan to Bluegreen.  The interest expense was eliminated in consolidation in the Company’s condensed consolidated financial statements.

In May 2015, the Company, Woodbridge, Bluegreen, Renin, and their respective subsidiaries entered into an Agreement to Allocate Consolidated Income Tax Liability and Benefits pursuant to which, among other customary terms and conditions, the parties agreed to file consolidated federal tax returns. Under the agreement, the parties calculate their respective income tax liabilities and attributes as if each of them were a separate filer. If any tax attributes of one party to the agreement are used by another party to the agreement to offset such other party’s tax liability, the party providing the benefit will receive an amount for the tax benefits realized. During the three and six months ended June  30, 2019, BBX Capital received $10.7 million and $13.0 million, respectively, of tax sharing payments from Bluegreen and $1.0 million of tax sharing payments from Renin. During the three and six months ended June  30, 2018, BBX Capital received $9.9 million and $13.8 million, respectively, of tax sharing payments from Bluegreen.

During each of the three and six months ended June 30, 2019 and 2018, the Company paid Abdo Companies, Inc. approximately $77,000 and $153,000,  respectively, in exchange for certain management services. John E. Abdo, the Company’s Vice Chairman, is the principal shareholder and Chief Executive Officer of Abdo Companies, Inc.

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

In the segment information for the three and six months ended June 30, 2019 and 2018, amounts set forth in the column entitled “Other” include the Company’s investments in various operating businesses, including its pizza restaurant operations as a franchisee of MOD Pizza, the remaining operating businesses in the confectionery industry, and a controlling financial interest in a restaurant acquired in connection with a loan receivable default. The amounts set forth in the column entitled “Reconciling Items and Eliminations” include corporate selling, general, and administrative expenses, interest expense associated with Woodbridge’s junior subordinated debentures and BBX Capital’s $50.0 million revolving line of credit, and elimination entries.

The Company evaluates segment performance based on segment income before income taxes.

The table below sets forth the Company’s segment information as of and for the three months ended June 30, 2019 (in thousands):

Revenues:	Bluegreen	BBX Capital Real Estate	Renin	IT'SUGAR	Other	Reconciling Items and Eliminations	Segment Total
Sales of VOIs	$68,302	-	-	-	-	-	68,302
Fee-based sales commissions	55,343	-	-	-	-	-	55,343
Other fee-based services	30,703	-	-	-	-	-	30,703
Cost reimbursements	17,358	-	-	-	-	-	17,358
Trade sales	-	-	15,339	21,454	8,274	(6)	45,061
Sales of real estate inventory	-	424	-	-	-	-	424
Interest income	21,875	263	-	-	46	(666)	21,518
Net gains on sales of real estate assets	-	9,664	-	-	-	-	9,664
Other revenue	1,993	449	152	16	497	(147)	2,960
Total revenues	195,574	10,800	15,491	21,470	8,817	(819)	251,333
Costs and expenses:
Cost of VOIs sold	10,572	-	-	-	-	-	10,572
Cost of other fee-based services	19,924	-	-	-	-	-	19,924
Cost reimbursements	17,358	-	-	-	-	-	17,358
Cost of trade sales	-	-	12,889	12,320	5,625	(6)	30,828
Cost of real estate inventory sold	-	-	-	-	-	-	-
Interest expense	10,061	-	116	35	21	1,428	11,661
Recoveries from loan losses, net	-	(1,424)	-	-	-	-	(1,424)
Impairment losses	-	-	-	-	2,138	-	2,138
Selling, general and administrative expenses	147,668	1,879	2,442	8,972	5,120	11,887	177,968
Total costs and expenses	205,583	455	15,447	21,327	12,904	13,309	269,025
Equity in net earnings of unconsolidated real estate joint ventures	-	8,759	-	-	-	-	8,759
Foreign exchange loss	-	-	(29)	-	-	-	(29)
(Loss) income before income taxes	$(10,009)	19,104	15	143	(4,087)	(14,128)	(8,962)

Total assets	$1,351,213	153,503	31,626	153,712	43,518	68,189	1,801,761

Expenditures for property and equipment	$7,009	-	90	1,261	179	12	8,551
Depreciation and amortization	$3,504	-	296	1,072	590	105	5,567
Debt accretion and amortization	$1,066	25	9	56	-	93	1,249
Cash and cash equivalents	$180,166	14,551	-	2,905	8,289	126,960	332,871
Real Estate equity method investments	$-	65,254	-	-	-	-	65,254
Goodwill	$-	-	-	35,167	2,081	-	37,248
Receivable-backed notes payable	$438,136	-	-	-	-	-	438,136
Notes payable and other borrowings	$136,796	31,983	6,757	1,457	1,671	(148)	178,516
Junior subordinated debentures	$71,691	-	-	-	-	65,138	136,829

The table below sets forth the Company’s segment information as of and for the three months ended June 30, 2018 (in thousands):

	Bluegreen	BBX Capital Real Estate	Renin	IT'SUGAR	Other	Reconciling Items and Eliminations	Segment Total
Revenues:
Sales of VOIs	$68,573	-	-	-	-	-	68,573
Fee-based sales commissions	60,086	-	-	-	-	-	60,086
Other fee-based services	30,391	-	-	-	-	-	30,391
Cost reimbursements	14,059	-	-	-	-	-	14,059
Trade sales	-	-	16,890	19,623	7,400	(5)	43,908
Sales of real estate inventory	-	3,250	-	-	-	-	3,250
Interest income	21,118	301	-	-	64	(819)	20,664
Net gains on sales of real estate assets	-	733	-	-	-	-	733
Other revenue	710	710	-	17	311	(186)	1,562
Total revenues	194,937	4,994	16,890	19,640	7,775	(1,010)	243,226
Costs and expenses:
Cost of VOIs sold	6,789	-	-	-	-	-	6,789
Cost of other fee-based services	16,634	-	-	-	-	-	16,634
Cost reimbursements	14,059	-	-	-	-	-	14,059
Cost of trade sales	-	-	13,998	11,224	5,954	(5)	31,171
Cost of real estate inventory sold	-	2,381	-	-	-	-	2,381
Interest expense	8,495	-	174	-	99	1,635	10,403
Recoveries from loan losses, net	-	(1,999)	-	-	-	-	(1,999)
Impairment losses	-	122	-	-	-	-	122
Selling, general and administrative expenses	109,580	2,377	2,639	8,520	6,593	12,338	142,047
Total costs and expenses	155,557	2,881	16,811	19,744	12,646	13,968	221,607
Equity in net losses of unconsolidated real estate joint ventures	-	(488)	-	-	-	-	(488)
Foreign exchange loss	-	-	(37)	-	-	-	(37)
Income (loss) before income taxes	$39,380	1,625	42	(104)	(4,871)	(14,978)	21,094

Total assets	$1,325,317	137,555	30,841	68,992	34,646	67,042	1,664,393

Expenditures for property and equipment	$9,643	144	241	1,138	745	87	11,998
Depreciation and amortization	$2,989	101	296	1,080	409	138	5,013
Debt accretion and amortization	$663	2	4	45	(6)	131	839
Cash and cash equivalents	$205,745	18,824	-	3,593	9,573	142,712	380,447
Real Estate equity method investments	$-	41,801	-	-	-	-	41,801
Goodwill	$-	-	-	35,167	4,315	-	39,482
Receivable-backed notes payable	$427,094	-	-	-	-	-	427,094
Notes payable and other borrowings	$149,651	19,453	12,705	-	7,806	30,000	219,615
Junior subordinated debentures	$70,908	-	-	-	-	65,066	135,974

The table below sets forth the Company’s segment information as of and for the six months ended June 30, 2019 (in thousands):

	Bluegreen	BBX Capital Real Estate	Renin	IT'SUGAR	Other	Reconciling Items and Eliminations	Segment Total
Revenues:
Sales of VOIs	$120,033	-	-	-	-	-	120,033
Fee-based sales commissions	100,555	-	-	-	-	-	100,555
Other fee-based services	60,271	-	-	-	-	-	60,271
Cost reimbursements	37,594	-	-	-	-	-	37,594
Trade sales	-	-	34,682	38,669	17,709	(15)	91,045
Sales of real estate inventory	-	4,660	-	-	-	-	4,660
Interest income	43,883	465	-	-	85	(1,500)	42,933
Net gains on sales of real estate assets	-	10,996	-	-	-	-	10,996
Other revenue	2,082	1,295	152	226	967	(419)	4,303
Total revenues	364,418	17,416	34,834	38,895	18,761	(1,934)	472,390
Costs and expenses:
Cost of VOIs sold	14,420	-	-	-	-	-	14,420
Cost of other fee-based services	42,792	-	-	-	-	-	42,792
Cost reimbursements	37,594	-	-	-	-	-	37,594
Cost of trade sales	-	-	28,006	23,540	11,587	(15)	63,118
Cost of real estate inventory sold	-	2,643	-	-	-	-	2,643
Interest expense	19,567	-	256	57	43	2,886	22,809
Recoveries from loan losses, net	-	(2,385)	-	-	-	-	(2,385)
Impairment losses	-	-	-	-	2,756	-	2,756
Selling, general and administrative expenses	237,882	4,373	5,477	17,078	11,161	23,990	299,961
Total costs and expenses	352,255	4,631	33,739	40,675	25,547	26,861	483,708
Equity in net earnings of unconsolidated real estate joint ventures	-	8,742	-	-	-	-	8,742
Foreign exchange loss	-	-	(24)	-	-	-	(24)
Income (loss) before income taxes	$12,163	21,527	1,071	(1,780)	(6,786)	(28,795)	(2,600)

Expenditures for property and equipment	$14,516	3	205	2,481	1,021	18	18,244
Depreciation and amortization	$6,870	93	594	2,132	1,175	217	11,081
Debt accretion and amortization	$2,186	111	17	112	1	183	2,610

The table below sets forth the Company’s segment information as of and for the six months ended June 30, 2018 (in thousands):

	Bluegreen	BBX Capital Real Estate	Renin	IT'SUGAR	Other	Reconciling Items and Eliminations	Segment Total
Revenues:
Sales of VOIs	$124,714	-	-	-	-	-	124,714
Fee-based sales commissions	105,940	-	-	-	-	-	105,940
Other fee-based services	58,415	-	-	-	-	-	58,415
Cost reimbursements	30,260	-	-	-	-	-	30,260
Trade sales	-	-	31,875	36,304	14,139	(7)	82,311
Sales of real estate inventory	-	9,659	-	-	-	-	9,659
Interest income	42,240	1,834	-	1	95	(1,589)	42,581
Net gains on sales of real estate assets	-	4,802	-	-	-	-	4,802
Other revenue	891	1,449	-	35	615	(379)	2,611
Total revenues	362,460	17,744	31,875	36,340	14,849	(1,975)	461,293
Costs and expenses:
Cost of VOIs sold	8,601	-	-	-	-	-	8,601
Cost of other fee-based services	34,045	-	-	-	-	-	34,045
Cost reimbursements	30,260	-	-	-	-	-	30,260
Cost of trade sales	-	-	26,148	21,784	11,166	(7)	59,091
Cost of real estate inventory sold	-	6,628	-	-	-	-	6,628
Interest expense	16,262	-	340	-	188	2,812	19,602
Recoveries from loan losses, net	-	(6,814)	-	-	-	-	(6,814)
Impairment losses	-	169	-	-	187	-	356
Selling, general and administrative expenses	203,129	4,868	5,390	16,597	11,670	25,281	266,935
Total costs and expenses	292,297	4,851	31,878	38,381	23,211	28,086	418,704
Equity in net earnings of unconsolidated real estate joint ventures	-	792	-	-	-	-	792
Foreign exchange gains	-	-	15	-	-	-	15
Income (loss) before income taxes	$70,163	13,685	12	(2,041)	(8,362)	(30,061)	43,396

Expenditures for property and equipment	$15,105	167	348	2,227	2,137	89	20,073
Depreciation and amortization	$5,917	192	577	2,174	794	280	9,934
Debt accretion and amortization	$1,680	2	8	90	16	131	1,927

18.    Subsequent Events

Subsequent events have been evaluated through the date the financial statements were available to be issued. As of such date, there were no subsequent events identified that required recognition or disclosure other than as disclosed in the footnotes herein.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except as otherwise noted or where the context otherwise requires, the terms “the Company,” “we,” “us,” or “our” refers to BBX Capital Corporation and its consolidated subsidiaries, and the term “BBX Capital” refers to BBX Capital Corporation as a standalone entity.

Forward-Looking Statements

This document contains forward-looking statements based largely on current expectations of the Company that involve a number of risks and uncertainties. All opinions, forecasts, projections, future plans or other statements, other than statements of historical fact, are forward-looking statements and can be identified by the use of words or phrases such as “plans,” “believes,” “will,” “expects,” “anticipates,” “intends,” “estimates,” “our view,” “we see,” “would” and words and phrases of similar import. The forward-looking statements in this document are also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and involve substantial risks and uncertainties. We can give no assurance that such expectations will prove to be correct. Actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements contained herein. Forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties that are subject to change based on factors which are, in many instances, beyond our control. When considering forward-looking statements, the reader should keep in mind the risks, uncertainties and other cautionary statements made in this report and in the Company’s other reports filed with the SEC. The reader should not place undue reliance on any forward-looking statement, which speaks only as of the date made. This document also contains information regarding the past performance of the Company and its respective investments and operations. The reader should note that prior or current performance is not a guarantee or indication of future performance. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, and all such information should only be viewed as historical data.

Future results and the accuracy of forward-looking statements may be affected by various risks and uncertainties, including the risk factors applicable to the Company which are described in “Item 1. Business – Cautionary Note Regarding Forward-Looking Statements” and "Item 1A. Risk Factors" of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Annual Report”), as well as the risk that Bluegreen Vacations Corporation’s (“Bluegreen” or “Bluegreen Vacations”) relationship with Bass Pro under the revised terms of its marketing agreement with Bass Pro may not be as profitable as under the prior terms, or at all, or otherwise result in the benefits anticipated. The risk factors described in the 2018 Annual Report, as well as the other risks and factors detailed in this report and the other reports filed by the Company with the SEC, are not necessarily all of the important factors that could cause the Company’s actual results to differ materially from those expressed in any of the forward-looking statements. Other unknown or unpredictable factors could cause the Company’s actual results to differ materially from those expressed in any of the forward-looking statements. As a result, the Company cautions that the foregoing factors are not exclusive.

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

Forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q, and the Company undertakes no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report.

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

Overview

BBX Capital is a Florida-based diversified holding company whose principal investments are Bluegreen Vacations, BBX Capital Real Estate LLC (“BBX Capital Real Estate”), Renin Holdings, LLC (“Renin”), and IT’SUGAR, LLC (“IT’SUGAR”). In addition to its principal investments, the Company has other investments in various operating businesses, including restaurant locations throughout Florida and companies in the confectionery industry.

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

As of June  30, 2019, the Company had total consolidated assets of approximately $1.8 billion and shareholders’ equity of approximately $539.4 million.

Summary of Consolidated Results of Operations

Consolidated Results

The following summarizes key financial highlights for the three months ended June 30, 2019 compared to the same 2018 period:

•	Total consolidated revenues were $251.3 million, a 3.3% increase compared to the same period in 2018.
•	A loss before income taxes of $9.0 million compared to income before income taxes of $21.1 million in the same period in 2018.
•	Net loss attributable to common shareholders of $11.6 million compared to net income attributable to common shareholders of $6.5 million in the same period in 2018.
•	Diluted loss per share of $0.12 per diluted share compared to diluted earnings per share of $0.07 per diluted share in the same period in 2018.

The following summarizes key financial highlights for the six months ended June 30, 2019 compared to the same 2018 period:

•	Total consolidated revenues were $472.4 million, a 2.4% increase compared to the same period in 2018.
•	A loss before income taxes of $2.6 million compared to income before income taxes of $43.4 million in the same period in 2018.
•	Net loss attributable to common shareholders of $10.1 million compared to net income attributable to common shareholders of $17.6 million in the same period in 2018.
•	Diluted loss per share of $0.11 per diluted share compared to diluted earnings per share of $0.18 per diluted share in the same period in 2018.

The Company’s consolidated results for the three and six months ended June 30, 2019 compared to the same 2018 period were significantly impacted by the following:

•	The recognition of a charge of $39.1 million in the 2019 periods associated with Bluegreen’s settlement agreement with Bass Pro in June 2019.
•

A decrease in Bluegreen’s gross profits from VOI sales primarily attributable to lower system-wide sales of VOIs, which reflects a decline in its sale-to-tour conversion ratios, and an increase in costs of VOIs sold, which reflects higher sales of inventory developed by Bluegreen.

•

An increase in Bluegreen’s net carrying cost of VOI inventory primarily due to Bluegreen’s acquisition of the Éilan Hotel and Spa during April 2018, an increase in maintenance fees and developer subsidies, and a decline in rental and sampler revenues.

•

A net increase in sale activity in BBX Capital Real Estate’s portfolio in the 2019 period, including the Company’s sale of RoboVault and its remaining land parcels located at PGA Station in Palm Beach Gardens, Florida, the Altis at Lakeline joint venture’s sale of its multifamily apartment community located in Cedar Park, Texas, and the PGA Design Center joint venture’s sale of its remaining commercial buildings located in Palm Beach Gardens, Florida.

•

A decrease in BBX Capital Real Estate’s interest income and recoveries from loan losses primarily due to the continued decline in the balance of the Company’s legacy portfolio as several significant commercial nonaccrual loans were repaid in 2018.

Segment Results

We currently report the results of our business activities through the following reportable segments: Bluegreen, BBX Capital Real Estate, Renin, and IT’SUGAR.

Information regarding income (loss) before income taxes by reportable segment for the three and six months ended June 30, 2019 and 2018 is set forth in the table below (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Bluegreen	$(10,009)	39,380	(49,389)	12,163	70,163	(58,000)
BBX Capital Real Estate	19,104	1,625	17,479	21,527	13,685	7,842
Renin	15	42	(27)	1,071	12	1,059
IT'SUGAR	143	(104)	247	(1,780)	(2,041)	261
Other	(4,087)	(4,871)	784	(6,786)	(8,362)	1,576
Reconciling items and eliminations	(14,128)	(14,978)	850	(28,795)	(30,061)	1,266
(Loss) income before income taxes	(8,962)	21,094	(30,056)	(2,600)	43,396	(45,996)
Benefit (provision) for income taxes	1,338	(8,655)	9,993	(386)	(15,255)	14,869
Net (loss) income	(7,624)	12,439	(20,063)	(2,986)	28,141	(31,127)
Less: Net income attributable to noncontrolling interests	4,024	5,958	(1,934)	7,163	10,518	(3,355)
Net (loss) income attributable to shareholders	$(11,648)	6,481	(18,129)	(10,149)	17,623	(27,772)

Bluegreen Reportable Segment

Segment Description

Bluegreen is a leading vacation ownership company that markets and sells VOIs and manages resorts in top leisure and urban destinations. Bluegreen’s resort network includes 45 Club Resorts (resorts in which owners in its Vacation Club have the right to use most of the units in connection with their VOI ownership) and 24 Club Associate Resorts (resorts in which owners in its Vacation Club have the right to use a limited number of units in connection with their VOI ownership). Bluegreen’s Club Resorts and Club Associate Resorts are primarily located in popular, high-volume, “drive-to” vacation locations, including Orlando, Las Vegas, Myrtle Beach and Charleston, among others. Through its points-based system, the approximately 217,000 owners in its Vacation Club have the flexibility to stay at units available at any of its resorts and have access to approximately 11,300 other hotels and resorts through partnerships and exchange networks. Bluegreen has a robust sales and marketing platform supported by exclusive marketing relationships which drive sales within its core demographic.

See Item 7 to the Company’s 2018 Annual Report for additional information with respect to Bluegreen’s business and operations.

Key Business and Financial Metrics and Terms Used by Management

In addition to the principal components of revenues and expenses affecting Bluegreen’ results of operations, which are further described in Item 7 to the Company’s 2018 Annual Report, Bluegreen’s management uses certain key business and financial metrics and terms to discuss its results of operations, including certain terms which are not recognized by GAAP, which are described below.

Sales of VOIs. Represent sales of Bluegreen’s owned VOIs, including developed VOIs and those acquired through just-in-time (“JIT”) and secondary market arrangements, reduced by equity trade allowances and a provision for loan losses. In addition to the factors impacting system-wide sales of VOIs (as described below), sales of VOIs are impacted by the proportion of system-wide sales of VOIs sold on behalf of third parties on a commission basis, which are not included in sales of VOIs.

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

Average Sales Volume Per Guest (“VPG”). Represents the sales attributable to each guest tour at Bluegreen’s sales locations and is calculated by dividing sales of VOIs by guest tours. Bluegreen considers VPG to be an important operating measure because it measures the effectiveness of Bluegreen’s sales process, combining the average transaction price with the sale-to-tour conversion ratio.

EBITDA. Bluegreen defines EBITDA as earnings, or net income (loss), before taking into account interest income (excluding interest earned on VOI notes receivable), interest expense (excluding interest expense incurred on debt secured by VOI notes receivable), income and franchise taxes, and depreciation and amortization. For the purposes of the EBITDA calculation, no adjustments are made for interest income earned on VOI notes receivable or the interest expense incurred on debt that is secured by such notes receivable because they are both considered to be part of the operations of Bluegreen’s business.

Adjusted EBITDA. Bluegreen defines Adjusted EBITDA as EBITDA adjusted for EBITDA attributable to the noncontrolling interest in Bluegreen/Big Cedar Vacations (in which Bluegreen owns a 51% interest) and items that Bluegreen believes are not representative of ongoing operating results. Accordingly, amounts paid, accrued, or incurred in connection with the Bass Pro settlement in June 2019 were excluded in the computation of Adjusted EBITDA.

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

Results of Operations

Information regarding the results of operations for Bluegreen for the three and six months ended June 30, 2019 and 2018, including a reconciliation of net income to EBITDA and Adjusted EBITDA, is set forth below (dollars in thousands):

	For the Three Months Ended June 30,
	2019		2018
	Amount	% of System-wide sales of VOIs (5)	Amount	% of System-wide sales of VOIs (5)
Developed VOI sales (1)	$99,271	61%	$80,715	47%
Secondary market sales	53,337	33%	55,258	32%
Fee-based sales	83,352	51%	89,934	52%
JIT sales	2,418	1%	15,314	9%
Less: Equity trade allowances (6)	(74,805)	-46%	(69,260)	-40%
System-wide sales of VOIs	163,573	100%	171,961	100%
Less: Fee-based sales	(83,352)	-51%	(89,934)	-52%
Gross sales of VOIs	80,221	49%	82,027	48%
Provision for loan losses (2)	(11,919)	-15%	(13,454)	-16%
Sales of VOIs	68,302	42%	68,573	40%
Cost of VOIs sold (3)	(10,572)	-15%	(6,789)	-10%
Gross profit (3)	57,730	85%	61,784	90%
Fee-based sales commissions (4)	55,343	66%	60,086	67%
Financing revenue, net of
financing expense	11,814	7%	12,623	7%
Other fee-based services	48,061	29%	44,450	26%
Cost of other fee-based services	(31,994)	-20%	(29,043)	-17%
Net carrying cost of VOI inventory	(5,288)	-3%	(1,650)	-1%
Selling and marketing expenses	(83,001)	-51%	(83,323)	-48%
General and administrative expenses	(64,667)	-40%	(26,257)	-15%
Operating (loss) profit	(12,002)	-7%	38,670	22%
Other income	1,993		710
Benefit (provision) for income taxes	3,957		(9,353)
Net (loss) income	$(6,052)		$30,027

Adjustments for EBITDA:
(Benefit) provision for income taxes	(3,957)		9,353
(Loss) income before taxes	(10,009)		39,380
Depreciation and amortization	3,504		2,989
Franchise taxes	25		43
Interest expense (other than interest
incurred on debt that is secured by
VOI notes receivable)	4,991		3,873
Interest income (other than interest
earned on VOI notes receivable)	(1,792)		(1,381)
EBITDA	(3,281)		44,904
Adjustments for Adjusted EBITDA:
Corporate realignment costs	-		275
(Gain) loss on assets held for sale	(1,989)		11
EBITDA attributable to
noncontrolling interest in
Bluegreen/Big Cedar Vacations	(5,193)		(3,292)
Bass Pro Settlement	39,121		-
Adjusted EBITDA	$28,658		$41,898

	For the Six Months Ended June 30,
	2019		2018
	Amount	% of System-wide sales of VOIs (5)	Amount	% of System-wide sales of VOIs (5)
Developed VOI sales (1)	$167,424	57%	$128,246	42%
Secondary market sales	112,490	38%	131,547	43%
Fee-based sales	150,146	51%	158,618	52%
JIT sales	4,652	2%	18,683	6%
Less: Equity trade allowances (6)	(141,461)	-48%	(132,289)	-43%
System-wide sales of VOIs	293,251	100%	304,805	100%
Less: Fee-based sales	(150,146)	-51%	(158,618)	-52%
Gross sales of VOIs	143,105	49%	146,187	48%
Provision for loan losses (2)	(23,072)	-16%	(21,473)	-15%
Sales of VOIs	120,033	41%	124,714	41%
Cost of VOIs sold (3)	(14,420)	-12%	(8,601)	-7%
Gross profit (3)	105,613	88%	116,113	93%
Fee-based sales commissions (4)	100,555	67%	105,940	67%
Financing revenue, net of
financing expense	24,316	8%	25,978	9%
Other fee-based services	97,865	33%	88,675	29%
Cost of other fee-based services	(67,410)	-23%	(60,138)	-20%
Net carrying cost of VOI inventory	(12,976)	-4%	(4,167)	-1%
Selling and marketing expenses	(148,223)	-51%	(149,006)	-49%
General and administrative expenses	(89,659)	-31%	(54,123)	-18%
Operating profit	10,081	3%	69,272	23%
Other income	2,082		891
Provision for income taxes	(1,346)		(16,554)
Net income	$10,817		$53,609

Adjustments for EBITDA:
Provision for income taxes	1,346		16,554
Income before taxes	12,163		70,163
Depreciation and amortization	6,870		5,917
Franchise taxes	60		124
Interest expense (other than interest
incurred on debt that is secured by
VOI notes receivable)	9,235		6,930
Interest income (other than interest
earned on VOI notes receivable)	(3,638)		(2,816)
EBITDA	24,690		80,318
Adjustments for Adjusted EBITDA:
Corporate realignment costs	-		751
(Gain) on assets held for sale	(1,980)		(9)
EBITDA attributable to
noncontrolling interest in
Bluegreen/Big Cedar Vacations	(6,974)		(5,884)
Bass Pro Settlement	39,121		-
Adjusted EBITDA	$54,857		$75,176

(1)	Developed VOI sales represent sales of VOIs acquired or developed by Bluegreen. Developed VOI sales do not include secondary market sales, fee-based sales, or JIT sales.
(2)	Percentages for provision for loan losses are calculated as a percentage of gross sales of VOIs, which excludes fee-based sales (and not as a percentage of system-wide sales of VOIs).
(3)	Percentages for costs of VOIs sold and gross profit are calculated as a percentage of sales of VOIs (and not as a percentage of system-wide sales of VOIs).
(4)	Percentages for Fee-based sales commissions are calculated as a percentage of fee-based sales (and not as a percentage of system-wide sales of VOIs).
(5)	Represents the applicable line item, calculated as a percentage of system-wide sales of VOIs, unless otherwise indicated in the above footnotes.
(6)	Equity trade allowances are amounts granted to customers upon trading in their existing VOIs in connection with the purchase of additional VOIs.

Sales of VOIs.  Sales of VOIs were $68.3 million and $120.0 million during the three and six months ended June 30, 2019, respectively, and $68.6 million and $124.7 million during the three and six months ended June 30, 2018, respectively. Sales of VOIs are impacted by the factors described below in system-wide sales of VOIs. Gross sales of VOIs were reduced by $11.9 million and $23.1 million during the three and six months ended June 30, 2019, respectively, and $13.5 million and $21.5 million during the three and six months ended June 30, 2018, respectively, for the provision for loan losses. The provision for loan losses varies based on the amount of financed, non-fee based sales during the period and changes in estimates of future notes receivable performance for existing loans. Bluegreen’s provision for loan losses as a percentage of gross sales of VOIs was 15% and 16% during the three and six months ended June 30, 2019, respectively, and 16% and 15% for the three and six months ended June 30, 2018, respectively.  The percentage of sales which were realized in cash within 30 days from sale was approximately 44% during both the three months ended June 30, 2019 and June 30, 2018, and 44% during the six months ended June 30, 2019 as compared to 43% during the six months ended June 30, 2018. The increase in the provision for loan losses for the six months ended June 30, 2019 was primarily due to prepayments (including equity trades) on prior years’ originations during the 2018 period that were in excess of previous estimates. Although Bluegreen has seen a stabilization and slight decrease in its default rates during the 2019 period, Bluegreen has seen defaults increase in recent years which Bluegreen believes is due in large part to the receipt of letters from attorneys who purport to represent certain VOI owners and who have encouraged such owners to become delinquent and ultimately default on their obligations. See Note 11 to the Company’s condensed consolidated financial statements included in Item 1 of this report for additional information regarding such letters and actions taken by Bluegreen in connection therewith. While Bluegreen believes its notes receivable are adequately reserved at this time, actual defaults may differ from the estimates, and the reserve may not be adequate. In addition to the factors described below impacting system-wide sales of VOIs, sales of VOIs are impacted by the proportion of system-wide sales of VOIs sold on behalf of third parties on a commission basis, which are not included in sales of VOIs.

The average default rates and delinquency rates (more than 30 days past due) on Bluegreen’s VOI notes receivable were as follows:

	For the Twelve Months Ended June 30,
	2019	2018
Average annual default rates	8.14%	8.43%

	As of June 30,
	2019	2018
Delinquency rates	3.20%	2.53%

System-wide sales of VOIs. System-wide sales of VOIs were $163.6 million and $293.3 million during the three and six months ended June 30, 2019, respectively, and $172.0 million and $304.8 million during the three and six months ended June 30, 2018, respectively. Bluegreen believes the decreases  were primarily due to a decline in guest tours, which decreased 1% and 2% during the three and six months ended June 30, 2019, respectively, and reduced sale-to-tour conversion ratios during both 2019 periods due in part to disruptions in staffing and otherwise at certain of Bluegreen’s sales offices related to the issues with Bass Pro which were resolved when the parties entered into a settlement agreement in June 2019.  See Note 11 to the Company’s condensed consolidated financial statements included in Item 1 of this report for additional information regarding the Bass Pro settlement.

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

The following table sets forth certain information for system-wide sales of VOIs for the three and six months ended June 30, 2019 and 2018 (dollars in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
Number of sales offices at period-end	26	24	8%	26	24	8%
Number of active sales arrangements with
third-party clients at period-end	15	14	7%	15	14	7%
Total number of VOI sales transactions	10,674	11,235	-5%	18,917	20,004	-5%
Average sales price per transaction	$15,432	$15,442	-	$15,591	$15,351	2%
Number of total guest tours	65,167	65,570	-1%	113,305	115,767	-2%
Sale-to-tour conversion ratio – total
marketing guests	16.4%	17.1%	-4%	16.7%	17.3%	-3%
Number of new guest tours	40,473	41,628	-3%	68,537	71,507	-4%
Sale-to-tour conversion ratio – new
marketing guests	13.6%	14.8%	-8%	13.7%	14.8%	-7%
Percentage of sales to existing owners	53.0%	49.0%	8%	54.7%	51.2%	7%
Average sales volume per guest	$2,528	$2,646	-4%	$2,603	$2,653	-2%

Cost of VOIs Sold.  During the three months ended June 30, 2019 and 2018, cost of VOIs sold was $10.6 million and $6.8 million, respectively, and represented 15% and 10%, respectively, of sales of VOIs. During the six months ended June 30, 2019 and 2018, cost of VOIs sold was $14.4 million and $8.6 million, respectively, and represented 12% and 7%, respectively, of sales of VOIs. Cost of VOIs sold as a percentage of sales of VOIs varies between periods based on the relative costs of the specific VOIs sold in each period and the size of the point packages of the VOIs sold (due to offered volume discounts, including consideration of cumulative sales to existing owners). Additionally, the effect of changes in estimates under the relative sales value method, including estimates of project sales, future defaults, upgrades, and incremental revenue from the resale of repossessed VOI inventory, are reflected on a retrospective basis in the period the change occurs. Therefore, cost of sales will typically be favorably impacted in periods in which a significant amount of Secondary Market VOI inventory is acquired or actual defaults and equity trades are higher than anticipated and the resulting change in estimate is recognized. During the 2018 periods, Bluegreen’s cost of sales benefited from sales of relatively lower cost VOIs as compared to the 2019 periods in which sales were of relatively higher cost VOIs.

Fee-Based Sales Commission Revenue. During the three months ended June 30, 2019 and 2018, Bluegreen sold $83.4 million and $89.9 million, respectively, of third-party VOI inventory under commission arrangements and earned sales and marketing commissions of $55.3 million and $60.1 million, respectively, in connection with those sales. During the six months ended June 30, 2019 and 2018, Bluegreen sold $150.1 million and $158.6 million, respectively, of third-party VOI inventory under commission arrangements and earned sales and marketing commissions of $100.6 million and $105.9 million, respectively, in connection with those sales. The decreases in sales of third-party developer inventory on a commission basis during the 2019 periods  were due primarily to the factors described above relating to the decrease in system-wide sales of VOIs. Bluegreen earned an average sales and marketing commission of 66% and 67% during the three and six months ended June 30, 2019, respectively, and 67% during both the three and six months ended June 30, 2018, which is net of a reserve for commission refunds in connection with early defaults and cancellations, pursuant to the terms of certain of Bluegreen’s fee-based service arrangements. The decrease in sales and marketing commissions as a percentage of fee-based sales for the three months ended June 30, 2019 as compared to the same 2018 period is primarily related to the mix of developer sales at higher commission rates in the 2018 period and higher reserves for defaults in the 2019 period.

Financing Revenue, Net of Financing Expense. During the three and six months ended June 30, 2019, financing revenue, net of financing expense was $11.8 million and $24.3 million, respectively, compared to $12.6 million and $26.0 million during the respective comparable 2018 periods. The decrease is primarily attributable to a higher cost of borrowing and lower weighted average interest rates on VOI notes receivable in connection with the introduction of “risk-based pricing” pursuant to which buyers’ interest rates are determined based on their FICO score at the point of sale, partially offset by an increase in Bluegreen’s VOI notes receivable portfolio.

Other Fee-Based Services. During the three and six months ended June 30, 2019, revenue from Bluegreen’s resort operations, club management, and title operations was $48.1 million and $97.9 million, respectively, compared to $44.5 million and $88.7 million, respectively during the comparable 2018 periods. These other fee-based services revenues were partially offset by expenses directly related to these operations of $32.0 million and $67.4 million, for the three and six months ended June 30, 2019, respectively, and $29.0 million and $60.1 million for the comparable 2018 periods, respectively.

Other fee-based services revenue increased 8.1% and 10.4% during the three and six months ended June 30, 2019 as compared to the same periods in 2018. Bluegreen provides management services to the Vacation Club and to a majority of the HOAs of the resorts within the Vacation Club. In connection with management services, Bluegreen also manages the Vacation Club reservation system, provides services to owners, and performs billing and collection services to the Vacation Club and certain HOAs. Additionally, Bluegreen generates revenues from its Traveler Plus program, food and beverage operations at the resorts and other retail operations. Bluegreen also earns commissions from providing rental services to third parties and fees from managing the construction activities of certain of its fee based third-party developer clients. Bluegreen managed 49 resort properties as of both June 30, 2019, and June 30, 2018. Resort operations and club management revenues increased during the 2019 periods compared to the 2018 periods primarily as a result of the receipt of management fees for the full periods in 2019 related to managed resorts added during 2018 and higher third-party rental commissions.

Cost of other fee-based services increased 10.2% and 12.1% during the three and six months ended June 30, 2019 as compared to the same periods in 2018. This increase was primarily due to the timing of the addition of new managed resorts described above.

Net Carrying Cost of VOI Inventory. The carrying cost of Bluegreen’s VOI inventory was $8.1 million and $7.2 million during the three months ended June 30, 2019 and 2018, respectively, which was partially offset by rental and sampler revenues of $2.8 million and $5.5 million, respectively. The carrying cost of Bluegreen’s inventory was $17.4 million and $12.9 million during the six months ended June 30, 2019 and 2018, respectively, which was partially offset by rental and sampler revenues of $4.4 million and $8.7 million, respectively. The increase in net carrying costs of VOI inventory was primarily related to Bluegreen’s acquisition of the Éilan Hotel and Spa during April 2018, increased maintenance fees and developer subsidies associated with the increase in VOI inventory, decreased rentals of developer inventory, and decreased net operating profits from Bluegreen’s sampler program.

Selling and Marketing Expenses. Selling and marketing expenses were $83.0 million and $148.2 million during the three and six months ended June 30, 2019, respectively, and $83.3 million and $149.0 million during the three and six months ended June 30, 2018, respectively. As a percentage of system-wide sales of VOIs, selling and marketing expenses increased to 51% during both the three and six months ended June 30, 2019 from 48% and 49% during the three and six months ended June 30, 2018, respectively. The increase in selling and marketing expenses as a percentage of system-wide sales of VOIs is primarily attributable to higher costs per guest tour and lower VPGs.

Bluegreen’s previous agreement with Bass Pro involved the payment of a variable commission upon the sale of a VOI to a marketing prospect obtained through the Bass Pro marketing channels, pursuant to the terms of the previous agreement. As discussed herein, pursuant to the settlement agreement and amended marketing arrangement with Bass Pro, the settlement payments and a portion of the ongoing annual marketing fees are fixed costs and/or are subject to annual minimums regardless of the volume of VOI sales produced from the resulting marketing prospects generated from the amended agreement. If Bluegreen’s amended agreement with Bass Pro does not generate a sufficient number of prospects and leads or is terminated or limited, Bluegreen may not be able to successfully market and sell its products and services at current sales levels, at anticipated levels, or at levels required in order to offset the costs associated with its marketing efforts. In addition, the amended arrangement with Bass Pro is expected to result in an 11% increase in Bluegreen’s marketing expenses associated with the program based on anticipated VOI sales volumes from this marketing channel. Should Bluegreen’s VOI sales volumes be below expectations, the increase in the costs of this marketing program would be higher than expected, and Bluegreen’s results of operations and cash flows would be adversely impacted.

General and Administrative Expenses. General and administrative expenses were $64.7 million and $89.7 million during the three and six months ended June  30, 2019, respectively, and $26.3 million and $54.1 million during the three and six months ended June 30, 2018, respectively. As a percentage of system-wide sales of VOIs, general and administrative expenses were 40%  and 31% during the three and six months ended June 30, 2019 and 15% and 18% for the three and six months ended June 30, 2018, respectively. General and administrative expenses for the three and six months ended June 30, 2019 include approximately $39.1 million related to the settlement of the dispute with Bass

Pro in June 2019. See Note 11 to the Company’s condensed consolidated financial statements included in Item 1 of this report for additional information regarding the Bass Pro settlement.

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

Current Trends and Developments

Beacon Lake Master Planned Development

During the six months ended June  30, 2019,  BBXRE continued its development of the Beacon Lake Community in St. Johns County, Florida and sold to homebuilders the remaining 51 developed lots in Phase I of the project, which is comprised of 302 lots.  In addition, BBXRE is currently developing the lots comprising Phase II of the project, which is expected to include approximately 400 single-family homes and 196 townhomes, and anticipates that sales of Phase II lots to homebuilders will commence during the first quarter of 2020.

The Altman Companies and Related Investments

In 2018, BBXRE acquired a 50% membership interest in the Altman Companies, a joint venture between the Company and Joel Altman (“JA”) engaged in the development, construction, and management of multifamily apartment communities. As of June 30, 2019, BBXRE had investments in nine active developments sponsored by the Altman Companies, including four developments that are stabilized or being leased and expected to be sold over the next two years, four developments that are under development, and a project that is currently in predevelopment stages.

During the six months ended June 30, 2019, the Altis at Lakeline joint venture sold its 354 unit multifamily apartment community located in Cedar Park, Texas, and, as a result of the sale, BBXRE recognized $5.0 million of equity earnings and received approximately $9.3 million of distributions from the venture. In addition, joint ventures sponsored by the Altman Companies closed on construction financing and commenced development of Altis at Preserve (Suncoast), a 350 unit multifamily apartment community located in Tampa, Florida, and Altis at Little Havana, a 224 unit multifamily apartment community located in Miami, Florida. The Altman Companies is providing development, construction, and management services to the ventures in exchange for ongoing fee revenue, and BBXRE and JA have invested in the respective managing member of these ventures.

Other Joint Venture Activity

During the six months ended June 30, 2019, the PGA Design Center joint venture sold its remaining commercial buildings located in Palm Beach Gardens, Florida and provided seller financing to the buyer for a portion of the sales price. As a result of the sale, BBXRE recognized $2.8 million of equity earnings and received approximately $2.3 million of distributions from the venture.

In addition, BBXRE invested in two new real estate joint ventures, including The Main Las Olas joint venture, which was formed to invest in the development of The Main Las Olas, a mixed-used project located in downtown Fort Lauderdale, Florida that is planned to be comprised of an office tower with approximately 365,000 square feet of leasable area, a residential tower with approximately 341 units, and approximately 45,000 square feet of ground floor retail, and the Sky Cove joint venture, which was formed to develop, construct, and sell 204 single-family homes located in Westlake Florida. BBXRE has invested $1.9 million in The Main Las Olas joint venture and $4.2 million in the Sky Cove joint venture and expects to invest an additional $2.1 million in The Main Las Olas joint venture as the development progresses.

Other Real Estate Activity

During the six months ended June 30, 2019, BBXRE sold other various real estate assets within its portfolio, including RoboVault, a self-storage facility located in Fort Lauderdale, Florida, its remaining land parcels located at PGA Station in Palm Beach Gardens, Florida, and a land parcel located in St. Cloud, Florida. As a result of these sales, BBXRE recognized total net gains on sales of real estate of $11.0 million and received aggregate net proceeds of $30.7 million. In connection with the sale of its remaining land parcels at PGA Station, which were sold to the buyer of the commercial buildings sold by the PGA Design Center joint venture, as described above, BBXRE reinvested $2.1 million of the proceeds in the PGA Lender joint venture, a joint venture formed with the PGA Design Center joint venture to invest in the seller financing provided to the buyer by the PGA Design Center joint venture.

Results of Operations

Information regarding the results of operations for BBXRE for the three and six months ended June  30, 2019 and 2018 is set forth below (dollars in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Sales of real estate inventory	$424	3,250	(2,826)	4,660	9,659	(4,999)
Interest income	263	301	(38)	465	1,834	(1,369)
Net gains on sales of real estate assets	9,664	733	8,931	10,996	4,802	6,194
Other	449	710	(261)	1,295	1,449	(154)
Total revenues	10,800	4,994	5,806	17,416	17,744	(328)
Cost of real estate inventory sold	-	2,381	(2,381)	2,643	6,628	(3,985)
Recoveries from loan losses, net	(1,424)	(1,999)	575	(2,385)	(6,814)	4,429
Impairment losses	-	122	(122)	-	169	(169)
Selling, general and administrative expenses	1,879	2,377	(498)	4,373	4,868	(495)
Total costs and expenses	455	2,881	(2,426)	4,631	4,851	(220)
Equity in net earnings (losses) of unconsolidated joint ventures	8,759	(488)	9,247	8,742	792	7,950
Income before income taxes	$19,104	1,625	17,479	21,527	13,685	7,842

BBX Capital Real Estate’s income before income taxes for the three months ended June 30, 2019 compared to the same 2018 period increased by $17.5 million primarily due to the following:

•

A net increase in equity in earnings of unconsolidated joint ventures primarily due to the sales of real estate assets by the Altis at Lakeline and PGA Design Center joint ventures described above, as well as the sale of single-family homes by the Chapel Trail joint venture; and

•

A net increase in gains on sales of real estate assets primarily resulting from BBXRE’s sale of the various real estate assets described above, including RoboVault and its land parcels at PGA Station; partially offset by

•

A decrease in net profits from the sale of developed lots to homebuilders at the Beacon Lake Community development, as BBXRE sold 39 lots during 2018 and no lots in 2019, partially offset by the recognition of additional contingent sale revenue in 2019 from prior lot closings; and

•	A decrease in selling, general and administrative expenses primarily resulting from the sale of RoboVault.

BBX Capital Real Estate’s income before income taxes for the six months ended June 30, 2019 compared to the same 2018 period increased by $7.8 million primarily due to the following:

•	A net increase in equity in earnings of unconsolidated joint ventures and gains on sales of real estate assets associated with the sales described above in the 2019 period; partially offset by
•	The recognition of a $3.1 million net gain upon the sale of a student housing complex in the 2018 period;

•

A decrease in interest income and recoveries from loan losses primarily due to the continued decline in the balance of the legacy asset portfolio, as several significant commercial nonaccrual loans were repaid in 2018; and

•	Lower net profits from the sale of developed lots to homebuilders at the Beacon Lake Community development, as BBXRE sold 51 developed lots in the 2019 period compared to 122 in the 2018 period.

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

Current Trends and Developments

During 2019, Renin continued to experience a shift in its customer mix towards retail customers, while its barn door products have continued to increase as a percentage of its overall product mix. In particular, during the six months ended June 30, 2019, retail, commercial, and direct installation trade sales as a percentage of total gross trade sales were 66%, 24%, and 10%, respectively, compared to 59%, 31% and 10% during the comparable 2018 period. This shift reflects the addition of Costco as a retail customer of barn doors, the expansion of Renin’s sales program with Lowe’s to include additional stores, and a decrease in commercial sales. As a result, Renin’s sales of barn door products as a percentage of total gross sales increased to 36%  during the six months ended June 30, 2019 from 31% during the same 2018 period.

Results of Operations

Information regarding the results of operations for Renin for the three and six months ended June  30, 2019 and 2018 is set forth below (dollars in thousands):

		For the Three Months Ended June 30,			For the Six Months Ended June 30,
		2019	2018	Change	2019	2018	Change
Trade sales		$15,339	16,890	(1,551)	34,682	31,875	2,807
Cost of trade sales		(12,889)	(13,998)	1,109	(28,006)	(26,148)	(1,858)
Gross margin		2,450	2,892	(442)	6,676	5,727	949
Selling, general and administrative expenses		2,442	2,639	(197)	5,477	5,390	87
Total operating profits		8	253	(245)	1,199	337	862
Other revenue		152	-	152	152	-	152
Interest expense		(116)	(174)	58	(256)	(340)	84
Foreign exchange (loss) gain		(29)	(37)	8	(24)	15	(39)
Income before income taxes		$15	42	(27)	1,071	12	1,059
Gross margin percentage	%	15.97	17.12	(1.15)	19.25	17.97	1.28
SG&A as a percent of trade sales	%	15.92	15.62	0.30	15.79	16.91	(1.12)

Renin’s income before income taxes for the three months ended June 30, 2019 was $15,000 compared to $42,000 during the same 2018 period. The decrease was primarily due to the following:

•

A decrease in trade sales and gross margin primarily due to lower sales volume from Renin’s retail channel customers due to a barn door promotion in 2018 that was not repeated during 2019; partially offset by

•	A decrease in selling, general and administrative expenses primarily due to a reduction in headcount; and
•	A decrease in interest expense associated with a lower outstanding balance on Renin’s credit facility.

Renin’s income before income taxes for the six months ended June 30, 2019 was $1.1 million compared to $12,000 during the same 2018 period. The increase was primarily due to an increase in sales volume from Renin’s retail channel customers during the first quarter of 2019, which resulted in an overall increase in trade sales and income before income taxes for the six months ended June 30, 2019 as compared to the same 2018 period in spite of a decline in sales during the second quarter of 2019 as compared to the second quarter of 2018.

IT’SUGAR Reportable Segment

Segment Description

IT’SUGAR is a specialty candy retailer which operates approximately  100 retail locations in over 25 states and Washington, D.C. Its products include bulk candy, candy in giant packaging, and novelty items that are sold at its retail locations, which include a mix of high-traffic resort and entertainment, lifestyle, mall/outlet, and urban locations across the United States.

Current Trends and Developments

During 2019, IT’SUGAR continued to invest capital in several new retail locations, including Grand Bazaar, a 6,000 square foot flagship location in Las Vegas, Nevada that was opened in June 2019, and a new retail location in Orlando, Florida that was opened in March 2019. In addition, IT’SUGAR expects to open a 21,000 square foot, three story flagship location at American Dream Meadowlands, a 3 million square foot shopping and entertainment complex in New Jersey, during the fourth quarter of 2019. IT’SUGAR is also continuing to evaluate the lease agreements for its current retail locations where sales volumes may give rise to early lease termination rights and the potential opportunity to renegotiate lease terms and occupancy costs.

IT’SUGAR incurred a loss before income taxes for the six months ended June 30, 2019, which management believes reflects the seasonal nature of its trade sales. It is also anticipated that IT’SUGAR will incur a loss before income taxes for the year ended December 31, 2019 due primarily to the expected costs of opening new stores and the related depreciation expense. However, IT’SUGAR generated positive cash flows from operations during the six months ended June 30, 2019 and is expected to continue to do so for the remainder of 2019.

Results of Operations

Information regarding the results of operations for IT’SUGAR for the three and six months ended June  30, 2019 and 2018 is set forth below (dollars in thousands):

		For the Three Months Ended June 30,			For the Six Months Ended June 30,
		2019	2018	Change	2019	2018	Change
Trade sales		$21,454	19,623	1,831	38,669	36,304	2,365
Cost of trade sales		(12,320)	(11,224)	(1,096)	(23,540)	(21,784)	(1,756)
Gross margin		9,134	8,399	735	15,129	14,520	609
Selling, general and administrative expenses		8,972	8,520	452	17,078	16,597	481
Total operating profits (losses)		162	(121)	283	(1,949)	(2,077)	128
Interest and other income		16	17	(1)	226	36	190
Interest expense		(35)	-	(35)	(57)	-	(57)
Income (loss) before income taxes		$143	(104)	247	(1,780)	(2,041)	261
Gross margin percentage	%	42.57	42.80	(0.23)	39.12	40.00	(0.88)
SG&A as a percent of trade sales	%	41.82	43.42	(1.60)	44.16	45.72	(1.56)

IT’SUGAR’s income before income taxes for the three months ended June 30, 2019 was $143,000 compared to a loss before income taxes of $104,000 during the same 2018 period, which reflects the following:

•

A net increase in trade sales and gross margin primarily due to the opening of new locations during the second half of 2018 and the first six months of 2019, including the FAO Schweetz location in New York City and the Grand Bazaar location in Las Vegas; partially offset by

•

A net increase in selling, general and administrative expenses primarily due to the replacement of various executives during the second half of 2018 and costs associated with the new locations described above, partially offset by a decrease in store operating costs across the portfolio.

IT’SUGAR’s loss before income taxes for the six months ended June 30, 2019 compared to the same 2018 period decreased by $261,000 primarily due to the factors described above related to the three months ended June 30, 2019.

Other

Other in the Company’s segment information includes its investments in other operating businesses that are in various stages of development and currently generate operating losses. These investments include various companies in the confectionery industry, including Hoffman’s Chocolates, a manufacturer and retailer of gourmet chocolates with retail locations in South Florida, and other manufacturers/wholesalers of confectionery products. In addition, FFTRG, a wholly-owned subsidiary of BBX Capital, currently has area development and franchise agreements relating to the development of up to approximately 60 MOD Pizza franchised restaurant locations throughout Florida over the next several years. FFTRG currently operates nine MOD Pizza restaurant locations, including two that were opened during the six months ended June  30, 2019. FFTRG is evaluating the performance of its MOD Pizza restaurant locations to determine the number, if any, of new restaurant locations that it will open in the future and the possible closure of underperforming locations. Any such closures would likely result in the recognition of impairment losses and lease termination costs in future periods. In addition to the above investments, the Company also holds various other investments, including a restaurant located in South Florida that was acquired through a loan foreclosure.

Businesses in the Confectionery Industry

The loss before income taxes from the Company’s other businesses in the confectionery industry for the three and six months ended June 30, 2019 was $1.0 million and $2.4 million, respectively, compared to $3.8 million and $6.6 million for the comparable 2018 periods, respectively. The decrease in losses generated by these operations reflects the impact of various strategic initiatives implemented by the Company during 2018, which included the closure of a manufacturing facility and a reduction in corporate personnel and infrastructure.

Consistent with the Company’s goal to streamline its investment verticals so the Company can be more easily analyzed and followed by the marketplace, the Company is evaluating strategic alternatives related to certain of its businesses in the confectionery industry, including, but not limited to, the sale, spin-off, or exit of these businesses. To the extent that the Company pursues one or more of these strategic alternatives, the Company may recognize impairment charges and incur additional costs in future periods. As of June  30, 2019, the net book value of the confectionery businesses currently under evaluation was $4.7 million.

MOD Pizza Restaurant Operations

The loss before income taxes from the Company’s MOD Pizza restaurant operations for the three and six months ended June  30, 2019 was  $2.9 million and $4.6 million, respectively, compared to $1.0 million and $1.8 million for the comparable 2018 periods, respectively.  The increase in losses was primarily attributable to the recognition of impairment losses of $2.1 million and $2.8 million during the three and six months ended June 30, 2019 associated with property and equipment at three locations that are performing below expectations.

Reconciling Items and Eliminations

Reconciling items and eliminations in the Company’s segment information includes the following:

•	BBX Capital’s corporate general and administrative expenses;
•	Interest expense primarily associated with Woodbridge’s junior subordinated debentures and BBX Capital’s $50.0 million revolving line of credit and redeemable cumulative preferred stock;

•	Interest income on interest-bearing cash accounts; and
•	The elimination of Bluegreen’s interest income on its $80 million notes receivable from BBX Capital.

Corporate General and Administrative Expenses

BBX Capital’s corporate general and administrative expenses consist primarily of costs associated with administering the various support functions at its corporate headquarters, including executive compensation, legal, accounting, human resources, investor relations, and executive offices. BBX Capital’s corporate general and administrative expenses for the three and six months ended June 30, 2019 were $12.2 million and $24.6 million, respectively, compared to $12.5 million and $25.6 million, respectively, for the comparable 2018 periods. The decrease in corporate general and administrative expenses for the three and six months ended June 30, 2019 compared to the same 2018 periods primarily reflects lower share-based compensation costs and reduced headcount in the 2019 period.

Interest Expense

Excluding its note payable to Bluegreen, BBX Capital’s interest expense for the three and six months ended June 30, 2019 was $1.4 million and $2.9 million, respectively, compared to $1.7 million and $3.1 million, respectively, for the comparable 2018 periods. The decrease in interest expense during the three and six months ended June 30, 2019 compared to the same 2018 periods primarily resulted from the repayment of the outstanding balance of $30.0 million on BBX Capital’s $50.0 million revolving line of credit in January 2019, partially offset by higher interest expense on Woodbridge’s junior subordinated debentures associated with the impact of rising interest rates on the variable rates of interest on such debt.

BBX Capital’s interest expense on the $80.0 million note payable to Bluegreen was $1.2 million and $2.4 million for each of the three and six months ended June 30, 2019 and 2018, respectively. The interest expense on this note and the related interest income recognized by Bluegreen are eliminated in the Company’s consolidated statements of operations.

Interest Income

During the three and six months ended June 30, 2019, the Company recognized $0.7 million and $1.1 million, respectively of interest and investment income from BBX Capital’s interest-bearing cash accounts and other investments, respectively, compared to $0.5 million and $0.9 million, respectively, for the same 2018 periods.

Provision (benefit) for Income Taxes

The Company estimates its effective annual income tax rate on a quarterly basis based on current and forecasted operating results for the annual period and applies the estimated effective income tax rate to its income before income taxes reduced by net income attributable to noncontrolling interests in joint ventures taxed as partnerships.

The Company’s effective income tax rate was approximately 35% during the three and six months ended June 30, 2019 compared to an effective income tax rate of 33% for the three and six months ended June 30, 2018. The effective tax rate for the three and six months ended June 30, 2019 excludes the tax benefit associated with the $39.1 million Bass Pro litigation settlement, which the Company accounted for as a discrete item at the statutory income tax rate of 26%. The effective income tax rate for the three and six months ended June 30, 2018 excludes a discrete income tax expense of $2.7 million related to the recognition of a provisional adjustment associated with the December 2017 Tax Reform Act.

The Company’s effective income tax rate for the three and six months ended June 30, 2019 and 2018 was higher than the expected federal income tax rate of 21% due to nondeductible executive compensation and state income taxes.

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

Net income attributable to noncontrolling interests was $4.0 million and $7.2 million during the three and six months ended June 30, 2019, respectively, compared to $6.0 million and $10.5 million, respectively, for the comparable 2018 periods. The decrease in net income attributable to noncontrolling interests for the three and six months ended June  30, 2019 compared to the same 2018 periods was primarily due to a decrease in Bluegreen’s net income partially offset by an increase in earnings at the Bluegreen/Big Cedar Vacations joint venture.

Consolidated Cash Flows

A summary of our consolidated cash flows is set forth below (in thousands):

	For the Six Months Ended
	June 30,
	2019	2018
Cash flows provided by operating activities	$2,294	12,629
Cash flows provided by investing activities	16,335	19,168
Cash flows used in financing activities	(58,482)	(6,126)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(39,853)	25,671
Cash, cash equivalents and restricted cash at beginning of period	421,097	409,247
Cash, cash equivalents and restricted cash at end of period	$381,244	434,918

Cash Flows provided by Operating Activities

The Company’s operating cash flows decreased $10.3 million during the six months ended June  30, 2019 compared to the same 2018 period. The decrease was primarily due to the $20.0 million payment made to Bass Pro in June 2019 pursuant to the settlement agreement described above, an increase in payments for federal income taxes, and a decrease in proceeds from the sale of developed lots at the Beacon Lake Community development, partially offset by decreased spending on VOI acquisition and development of inventory and an increase in operating distributions from real estate joint ventures.

Cash Flows provided by Investing Activities

The Company’s investing cash flows decreased by $2.8 million during the six months ended June 30, 2019 compared to the same 2018 period. The decrease reflects a decline in loan collections in the legacy asset portfolio and an increase in investments in real estate joint ventures, partially offset by the impact of sales activity in BBX Capital Real Estate’s portfolio, which resulted in an increase in distributions from real estate joint ventures and higher net proceeds from the sale of real estate held-for-sale.

Cash Flows used in Financing Activities

The Company’s cash used in financing activities increased by $52.4 million during the six months ended June 30, 2019 compared to the same 2018 period, which was primarily due to an increase in payments net of borrowings on the Company’s debt, partially offset by a net decrease of $58.2 million in payments for the repurchase and retirement of the Company’s common stock during 2019 as compared to 2018, as the Company purchased 6.5 million shares of its common stock for $60.1 million in a tender offer in April 2018.

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

Commitments

The Company’s material commitments as of June 30, 2019 included the required payments due on its receivable-backed debt, notes payable and other borrowings, junior subordinated debentures, commitments to complete certain projects based on its sales contracts with customers, subsidy advances to certain HOAs, and commitments under non-cancelable operating leases.

The following table summarizes the contractual minimum principal and interest payments required on the Company’s outstanding debt, outstanding payments required under the Bass Pro settlement agreement, and payments required on the Company’s non-cancelable operating leases by period due date as of June  30, 2019 (in thousands):

	Payments Due by Period
					Unamortized
					Debt
	Less than	1 — 3	4 — 5	After 5	Issuance
Contractual Obligations	1 year	Years	Years	Years	Costs	Total

Receivable-backed notes payable	$-	5,955	62,897	375,212	(5,928)	438,136
Notes payable and other borrowings	29,347	113,444	8,622	29,212	(2,109)	178,516
Jr. subordinated debentures	-	-	-	177,129	(40,300)	136,829
Redeemable 5% cumulative preferred stock	5,000	5,000	-	-	(358)	9,642
Noncancelable operating leases	14,033	52,310	43,816	62,763	-	172,922
Bass Pro settlement agreement	4,000	8,000	8,000	-	-	20,000
Total contractual obligations	52,380	184,709	123,335	644,316	(48,695)	956,045

Interest Obligations (1)
Receivable-backed notes payable	17,779	35,405	30,777	99,589	-	183,550
Notes payable and other borrowings	8,418	12,182	3,495	21,663	-	45,758
Jr. subordinated debentures	12,362	24,724	24,724	144,196	-	206,006
Total contractual interest	38,559	72,311	58,996	265,448	-	435,314
Total contractual obligations	$90,939	257,020	182,331	909,764	(48,695)	1,391,359

(1)	Assumes that the scheduled minimum principal payments are made in accordance with the table above and the interest rate on variable rate debt remains the same as the rate at June 30, 2019.

In lieu of paying maintenance fees for unsold VOI inventory, Bluegreen may enter into subsidy agreements with certain HOAs. During the six months ended June 30, 2019 and 2018, Bluegreen made subsidy payments in connection with these arrangements of $4.8 million and $0.6 million, respectively. As of June 30, 2019, Bluegreen had accrued  $7.1 million for such subsidies which is reflected in other liabilities in the Company’s condensed consolidated statement of financial condition. As of December 31, 2018, Bluegreen had no accrued liabilities for such subsidies.

A wholly-owned subsidiary of BBX Capital has opened MOD Pizza restaurant locations, which involves entering into lease agreements for such locations. BBX Capital has guaranteed the performance of certain lease agreements for these locations.

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

Bluegreen’s receivables purchase facilities, credit facilities, indentures and other outstanding debt instruments include what Bluegreen believes to be customary conditions to funding, eligibility requirements for collateral, cross-default and other acceleration provisions and certain financial and other affirmative and negative covenants, including, among others, limits on the incurrence of indebtedness, payment of dividends, investments in joint ventures and other restricted payments, the incurrence of liens and transactions with affiliates, as well as covenants concerning net worth, fixed charge coverage requirements, debt-to-equity ratios, portfolio performance requirements and cash balances, and events of default or termination. In July 2019, Bluegreen amended the Fifth Third Bank Note Payable, Syndicated Line of Credit, and Term Loan, effective June 28, 2019, to exclude the $39.1 million Bass Pro settlement expense recognized during the three and six months ended June 30, 2019 from the calculation of certain financial covenants in the credit facilities in order to maintain compliance with such covenants. In the future, Bluegreen may be required to seek waivers of such covenants, but may not be successful in obtaining waivers, and such covenants may limit its ability to raise funds, sell receivables or satisfy or refinance its obligations, or otherwise adversely affect its financial condition and results of operations, as well as its ability to pay dividends. In addition, Bluegreen’s future operating performance and ability to meet its financial obligations will be subject to future economic conditions and to financial, business and other factors, many of which may be beyond Bluegreen’s control.

As previously described, pursuant to the settlement agreement Bluegreen entered into with Bass Pro and its affiliates in June 2019, Bluegreen paid Bass Pro $20.0 million and agreed to make five annual payments to Bass Pro of $4 million each January 1 commencing in 2020. In addition, in lieu of the commission payable to Bass Pro as previously contemplated by Bluegreen’s marketing agreement with Bass Pro, Bluegreen will now pay Bass Pro a fixed annual fee of $70,000 for each Bass Pro and Cabela’s retail store that Bluegreen is accessing (excluding retail sales at stores which are designated to provide tours to  Bluegreen/Big Cedar Vacations, or “Bluegreen/Big Cedar feeder stores”), plus $32.00 per net vacation package sold (less cancellations or refunds within 45 days of sale), excluding sales at Bluegreen/Big Cedar Vacations feeder stores. Bluegreen also agreed to contribute to the Wonders of Wildlife Foundation $5.00 per net package sold (less certain cancellations and refunds within 45 days of sale), subject to an annual minimum of $700,000. The fixed annual fee will be prorated for 2019. Bluegreen will generally be required to pay the fixed annual fee with respect to at least 60 Bass Pro retail stores and a minimum number of Cabela’s retail stores that increases over time to a total of at least 60 Cabela’s retail stores by the end of 2021, provided that the minimum number of Bass Pro and Cabela’s retail stores for purposes of the fixed annual fee may be reduced under certain circumstances set forth in the settlement agreement, including as a result of a reduction of traffic in the stores in excess of 25% year-over-year.

Off-balance-sheet Arrangements

BBX Capital guarantees certain obligations of its wholly-owned subsidiaries and unconsolidated real estate joint ventures, which are not included in the contractual obligations table above, and also guarantees certain of the obligations in the above table as described in further detail in Note 11 to the Company’s condensed consolidated financial statements included in Item 1 of this report.

The Company has investments in joint ventures involved in the development of multifamily apartment and townhome communities, as well as single-family master planned communities. The Company’s investments in these joint ventures are accounted for under the equity method of accounting, and as a result, the Company does not recognize the assets and liabilities of these joint ventures in its financial statements. As of June 30, 2019 and December 31, 2018, the Company’s investments in these joint ventures totaled $65.3 million and $64.7 million, respectively. These unconsolidated real estate joint ventures generally finance their activities with a combination of debt financing and equity. The Company generally does not directly guarantee the financing of these joint ventures, other than as described above and in Note 11 to the Company’s condensed consolidated financial statements included in Item 1 of this report,  and the Company’s maximum exposure to losses from these joint ventures is its equity investment. The Company is typically not obligated to fund additional capital to its joint ventures; however, the Company’s interest in a joint venture may be diluted if the Company elects not to fund a joint venture capital call.

Liquidity and Capital Resources

BBX Capital and Subsidiaries, excluding Bluegreen

As of June 30, 2019 and December 31, 2018, the Company, excluding Bluegreen, had cash, cash equivalents and short-term investments of approximately $152.7 million and $146.9 million, respectively. Management believes that BBX Capital has sufficient liquidity from the sources described below to fund operations, including its anticipated working capital, capital expenditure, and debt service requirements, for the foreseeable future, subject to the success of the Company’s ongoing business strategy and the ongoing availability of credit.

BBX Capital’s principal sources of liquidity are its available cash and short-term investments, distributions received from Bluegreen, borrowings from its $50.0 million IberiaBank revolving line of credit, distributions from unconsolidated real estate joint ventures, proceeds received from lot sales at the Beacon Lake Community development, and sales of real estate.

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

BBX Capital expects that it will receive dividends from time to time from Bluegreen. For the six months ended June 30, 2019 and 2018, BBX Capital received from Bluegreen dividends totaling $22.9 million and $20.2 million, respectively. In addition, Bluegreen has indicated that it intends to pay regular quarterly dividends on its common stock subject to the declaration by its board of directors. The ultimate payment of such dividends will be based upon factors that the Bluegreen board of directors deems to be appropriate, including Bluegreen’s operating results, financial condition, cash position, and operating and capital needs. Dividends from Bluegreen are also dependent on restrictions contained in Bluegreen’s debt facilities. Except as otherwise noted, the debts and obligations of Bluegreen are not direct obligations of BBX Capital and generally are non-recourse to BBX Capital. Similarly, the assets of Bluegreen are not available to BBX Capital, absent a dividend or distribution. Furthermore, certain of Bluegreen’s credit facilities contain terms which could limit the payment of cash dividends without the lender’s consent or waiver, and Bluegreen may only pay dividends subject to such restrictions as well as the declaration of dividends by its board of directors. As a consequence, BBX Capital may not receive dividends from Bluegreen consistent with prior periods, in the time frames or amounts anticipated, or at all.

BBX Capital may also receive funds from its subsidiaries, including Bluegreen, in connection with its tax sharing agreement to the extent that the subsidiary utilizes BBX Capital’s tax benefits in BBX Capital’s consolidated tax return. During the six months ended June  30,  2019 and 2018, BBX Capital received $13.0 million and $13.8 million, respectively, of tax sharing payments from Bluegreen.

Anticipated and Potential Liquidity Requirements

BBX Capital expects to use its available funds for operations and general corporate purposes (including working capital, capital expenditures, and debt service requirements and the Company’s other commitments described above), to make additional investments in real estate opportunities, operating businesses, or other opportunities, to declare and pay cash dividends on the Company’s common stock, or to purchase shares of its common stock.

In November 2018, BBXRE acquired a 50% membership interest in the Altman Companies, a joint venture between the Company and JA engaged in the development, construction, and management of multifamily apartment communities. Although the Altman Companies generates revenues from the performance of development, general contractor, leasing, and property management services to the joint ventures that are formed to invest in the development projects that it originates, it is expected to generate profits for BBXRE and JA primarily through the equity distributions that BBXRE and JA receive through their investment in the managing member of such joint ventures. Therefore, as the timing of such distributions to BBXRE and JA is generally contingent upon the sale or refinancing of a completed development project, it is anticipated that BBXRE and JA will be required to contribute capital to the Altman Companies for its ongoing operating costs and predevelopment expenditures, as well as to the managing member of newly formed joint ventures. At the current time, while BBXRE expects that it will monetize its investment in various existing joint ventures during 2019, including the Altis at Bonterra joint venture, BBXRE anticipates that it will invest approximately $8.0 million to $9.0 million during the remainder of 2019 related to planned predevelopment expenditures, investments in new joint ventures, and ongoing operating costs. In addition, BBXRE currently anticipates that it will contribute an additional $2.0 million to $3.0 million to ABBX Guaranty, LLC, a joint venture between BBXRE and JA that was established to provide guarantees on the indebtedness and construction cost overruns of new real estate joint ventures formed by the Altman Companies.

Pursuant to the operating agreement of the Altman Companies, BBXRE will also acquire an additional 40% equity interest in the Altman Companies from JA for a purchase price of $9.4 million in January 2023, while JA can also, at his option or in other predefined circumstances, require BBXRE to purchase his remaining 10% equity interest in the Altman Companies for $2.4 million. In addition, in certain circumstances, BBXRE may acquire the 40% membership interests in Altman-Glenewinkel Construction that are not owned by the Altman Companies for a purchase price based on prescribed formulas in the operating agreement of Altman-Glenewinkel Construction.

In addition to BBXRE’s anticipated investments in the Altman Companies and related joint ventures, BBXRE has entered into two real estate joint ventures, CCB Miramar, LLC and L03/212 Partners, LLC, in which the Company expects to contribute additional capital of approximately $9.0 million to $10.0 million during the next twelve to eighteen months based on the current plans and estimates associated with the related development projects.

IT’SUGAR opened two retail stores during the six months ended June  30, 2019, including a flagship location in Las Vegas, Nevada, and currently expects to open one to two retail stores, including an additional flagship location at American Dream Meadowlands in New Jersey, and to renovate  certain existing stores during the remainder of 2019. In connection with the anticipated store opening and renovation of these existing stores, IT’SUGAR expects to incur approximately $3.0 million to $5.0 million of capital expenditures, net of tenant allowance reimbursements, for the remainder of 2019.

The Company previously disclosed FFTRG’s plans to open a total of up to 60 MOD Pizza restaurant locations throughout Florida over the next several years. Through June  30, 2019, nine locations had been opened. FFTRG is currently evaluating the number of additional stores, if any, it will open in the future and the possible closure of underperforming locations. Any such closures would likely result in the payment of lease termination and other costs.

BBX Capital has previously indicated its intention to declare regular quarterly dividends on its Class A and Class B Common Stock. In March and June of 2019, the Company’s Board of Directors declared a quarterly cash dividend of $0.0125 per share, and the Company indicated that it intends to continue to declare regular quarterly dividends of $0.0125 per quarter per share on its Class A and Class B Common Stock, which is an increase from the $0.01 per share regular quarterly dividend paid by the Company during 2018. However, future declaration and payment of cash dividends with respect to the Company’s common stock, if any, will be determined in light of the then-current financial condition and results of operations of the Company, its operating and capital needs, and other factors deemed relevant by the board of directors.

On June 13, 2017, BBX Capital’s board of directors approved a share repurchase program which authorizes the purchase of a total of up to 5,000,000 shares of the Company’s Class A Common Stock and Class B Common Stock at an aggregate cost of no more than $35.0 million. This program authorizes management, at its discretion, to purchase shares from time to time subject to market conditions and other factors. In June 2019, BBX Capital purchased 401,178 shares of its Class A Common Stock for approximately $1.9 million. As of June 30, 2019, BBX Capital had purchased 1,922,771 shares of its Class A Common Stock for approximately $11.8 million pursuant to the June 2017 share repurchase program.

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

Credit Facilities with Future Availability

As of June 30, 2019, BBX Capital and certain of its subsidiaries had the following credit facilities with future availability, subject to eligible collateral and the terms of the facilities, as applicable.

Iberia $50.0 million Revolving Line of Credit. In March 2018, BBX Capital and certain of its wholly-owned subsidiaries entered into a Loan and Security Agreement and related agreements with IberiaBank (“Iberia”), as administrative agent and lender, and City National Bank of Florida, as lender, which provide for a $50.0 million revolving line of credit. Amounts borrowed under the facility accrue interest at a floating rate of 30-day LIBOR plus a margin of 3.0% to 3.75% or the Prime Rate plus a margin of 1.50% to 2.25%. The applicable margin is based on BBX Capital’s debt to EBITDA ratio. Payments of interest only are payable monthly. The facility matures, and all outstanding principal and interest will be payable, on June 30, 2021, with twelve-month renewal options at BBX Capital’s request, subject to satisfaction of certain conditions. The facility is secured by a pledge of a percentage of BBX Capital’s membership interests in Woodbridge having a value of not less than $100.0 million. Borrowings under the facility may be used for business acquisitions, real estate investments, stock repurchases, letters of credit, and general corporate purposes.

Under the terms and conditions of the Loan and Security Agreement, BBX Capital is required to comply with certain financial covenants, including maintaining minimum unencumbered liquidity and complying with debt to EBITDA financial ratios. The Loan and Security Agreement also contains customary affirmative and negative covenants, including those that, among other things, limit the ability of BBX Capital and the other borrowers to incur additional indebtedness and to make certain loans and investments. As of June 30, 2019, there were no borrowings outstanding under the credit facility.

Toronto-Dominion Commercial Bank. In May 2017, Renin entered into a credit facility with TD Bank that was subsequently renewed in September 2018. Under the terms and conditions of the credit facility, TD Bank agreed to provide term loans for up to $1.7 million and loans under a revolving credit facility for up to approximately $16.3 million subject to certain terms and conditions. As of June 30, 2019, the outstanding amounts under the term loan and revolving credit facility were $1.0 million and $5.8 million, respectively, with an effective interest rate of 5.93% and 5.28%, respectively.

Bank of America Revolving Line of Credit. In August 2018, IT’SUGAR entered into a revolving credit facility with Bank of America. Under the terms and conditions of the credit facility, Bank of America has agreed to provide a revolving line of credit to IT’SUGAR for up to $4.0 million based on available collateral as defined by the credit facility and subject to IT’SUGAR’s compliance with the terms and conditions of the credit facility, including certain specific financial covenants. The revolving credit facility is available through August 2021 and amounts outstanding bear interest at a LIBOR daily floating rate plus 1.50% or a monthly LIBOR rate subject to the terms and conditions of the credit facility. Payments of interest only will be payable monthly. As of June 30, 2019, the revolving credit facility had an outstanding balance of $1.0 million.

Banc of America Leasing & Capital Equipment Note. In September 2018, IT’SUGAR entered into a Master Loan and Security Agreement with Banc of America Leasing & Capital, LLC which sets forth the terms and conditions pursuant to which IT’SUGAR may borrow funds to purchase equipment under one or more equipment security notes. The Agreement contains customary representations and covenants, including the submission of quarterly and annual financial statements to the lender. Each equipment note constitutes a separate, distinct and independent financing of equipment and is secured by a security interest in the purchased equipment and is an unconditional contractual obligation of IT’SUGAR. As of June 30, 2019, there was one equipment note outstanding with a balance of $0.5 million.

As of June 30, 2019, BBX Capital and its subsidiaries (other than Bluegreen) had availability of approximately $56.4 million under the above revolving lines of credit, subject to eligible collateral and the terms of the facilities, as applicable.

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

VOI sales are generally dependent upon providing financing to buyers. The ability to sell and/or borrow against notes receivable from VOI buyers has been a critical factor in Bluegreen’s continued liquidity. A financed VOI buyer is generally only required to provide a minimum of 10% to 20% of the purchase price in cash or equity at the time of sale; however, selling, marketing and administrative expenses attributable to the sale are primarily cash expenses that generally exceed a buyer’s minimum required down payment. Accordingly, having financing facilities available for the hypothecation, sale or transfer of VOI notes receivable has been critical to Bluegreen’s ability to meet its short and long-term cash needs. Bluegreen has attempted to maintain a number of diverse financing facilities. Historically, Bluegreen has relied on its ability to sell receivables in the term securitization market in order to generate liquidity and create capacity in its receivable facilities. In addition, maintaining adequate VOI inventory to sell and pursue growth into new markets has historically required Bluegreen to incur debt for the acquisition, construction and development of new resorts. Development expenditures during the remainder of 2019 are expected to be in a range of $15.0 million to $20.0 million, which primarily relate to developments at the Bluegreen/Big Cedar Vacations’ resort, development at the Fountains resort in Orlando, Florida, and refurbishments at certain other resorts.

In connection with its capital-light business activities, Bluegreen has entered into agreements with third-party developers that allow Bluegreen to buy VOI inventory, typically on a non-committed basis, prior to when Bluegreen intends to sell such VOIs. Bluegreen’s capital-light business strategy also includes secondary market sales, pursuant to which Bluegreen enters into secondary market arrangements with certain HOAs and others on a non-committed basis, which allows Bluegreen to acquire VOIs generally at a significant discount, as such VOIs are typically obtained by the HOAs through foreclosure in connection with maintenance fee defaults. Acquisitions of JIT and secondary market inventory during the remainder of 2019 are expected to range from $5.0 million to $10.0 million.

In addition, capital expenditures in connection with sales and marketing facilities as well as for information technology capital expenditures are expected to be between $10.0 million and $15.0 million during the remainder of 2019.

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

Credit Facilities for Bluegreen Receivables with Future Availability

Bluegreen maintains various credit facilities with financial institutions which allow Bluegreen to borrow against or sell its VOI notes receivable. As of June  30, 2019, Bluegreen had the following credit facilities with future availability, all of which are subject to revolving availability terms during the advance period and therefore provide for additional availability as the facility is paid down, subject in each case to compliance with covenants, eligible collateral and applicable terms and conditions during the advance period (dollars in thousands):

	Borrowing Limit as of June 30, 2019	Outstanding Balance as of June 30, 2019	Availability as of June 30, 2019	Advance Period Expiration; Borrowing Maturity as of June 30, 2019	Borrowing Rate; Rate as of June 30, 2019
Liberty Bank Facility	$50,000	$27,708	$22,292	March 2020; March 2023	Prime Rate; floor of 4.00%; 5.50%
NBA Receivables Facility	70,000	39,698	30,302	September 2020; March 2025	30 day LIBOR + 2.75%; floor of 3.50%; 5.18%
Pacific Western Facility	40,000	19,414	20,586	September 2021; September 2024	30 day LIBOR+2.75% to 3.00%; 5.34%
KeyBank/DZ Purchase Facility	80,000	14,436	65,564	December 2019; December 2022	30 day LIBOR+2.75%; 5.16% (1)
Quorum Purchase Facility	50,000	38,112	11,888	June 2020; December 2032	(2)
	$290,000	$139,368	$150,632

(1)

Borrowings accrue interest at a rate equal to either LIBOR, a “Cost of Funds” rate, or commercial paper rates plus 2.75%. The interest rate will increase to the applicable rate plus 4.75% upon the expiration of the advance period.

(2)

Of the amounts outstanding under the Quorum Purchase Facility at June  30, 2019, $3.7 million accrues interest at a rate per annum of 4.75%, $26.4 million accrues interest at a rate per annum of 4.95%, $2.0 million accrues interest at a rate per annum of 5.0%, $4.4 million accrues interest at a rate per annum of 5.1%, and $1.6 million accrues interest at a rate per annum of 5.50%.

See Note 8 under Item 1 included in this report and Note 13 to the Company’s consolidated financial statements included in the 2018 Annual Report for additional information with respect to Bluegreen’s receivable-backed notes payable facilities.

Other Credit Facilities and Outstanding Notes Payable

Fifth Third Syndicated Line-of-Credit and Fifth Third Syndicated Term Loan. In December 2016, Bluegreen entered into a $100.0 million syndicated credit facility with Fifth Third Bank, as administrative agent and lead arranger, and certain other bank participants as lenders. The facility includes a $25.0 million term loan (the “Fifth Third Syndicated Term Loan”) with quarterly amortization requirements and a $75.0 million revolving line of credit (the “Fifth Third Syndicated Line-of-Credit”). Amounts borrowed under the facility generally bear interest at LIBOR plus 2.75% - 3.75% depending on Bluegreen’s leverage ratio, are collateralized by certain of Bluegreen’s VOI inventory, sales center buildings, management fees and short-term receivables, and will mature in December 2021. As of June  30, 2019, outstanding borrowings under the facility totaled $96.6 million, including $21.6 million under the Fifth Third Syndicated Term Loan with an interest rate of 5.08% and $75.0 million under the Fifth Third Syndicated Line of Credit with an interest rate of 5.11%.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June  30, 2019 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

Except for the litigation with respect to Bluegreen described below,  there have been no material changes in our material legal proceedings from those disclosed in the “Legal Proceedings” section of our Annual Report on Form 10-K for the year ended December 31, 2018, as updated in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

On April 17, 2019, Bass Pro and its affiliates brought an action against Bluegreen Vacations Unlimited (“BVU”), alleging that BVU failed to pay certain commissions due it under the parties’ marketing agreement, improperly charged a tour generation fee and that its conduct in the Bass Pro retail stores breached its contractual commitments. Bass Pro sought damages plus interest and attorneys’ fees, and such additional relief as the court determines.

On May 24, 2019, Bluegreen received notice from Bass Pro and its affiliates that it was terminating the marketing agreement based on the failure to cure the alleged breaches, and Bluegreen was removed from all Bass Pro retail stores. Subsequently, BVU filed a counter claim against Bass Pro and Big Cedar LLC.

On June 13, 2019, Bluegreen entered into a settlement agreement which resolved the action filed by Bass Pro and reinstated and amended the marketing agreement. Pursuant to the terms of the settlement agreement, Bass Pro agreed to reinstate BVU’s access to Bass Pro’s marketing channels, including Bass Pro and Cabela’s retail stores. Additionally, with no admission of any wrongdoing, Bluegreen paid Bass Pro $20.0 million within 15 days after the execution of the settlement agreement; Bluegreen agreed to pay Bass Pro $4.0 million on each January 1 from 2020 through 2024; and Bluegreen agreed that Bass Pro would keep the remaining $1.5 million of an amount prepaid to them earlier in 2019 under the marketing agreement. Additionally, in lieu of the previous commission arrangement, Bluegreen agreed to pay Bass Pro a fixed annual fee of $70,000 for each Bass Pro and Cabela’s retail store that BVU accesses (excluding retail stores which are designated to provide tours to Bluegreen/Big Cedar Vacations, or

“Bluegreen/Big Cedar Feeder Stores”) plus $32 per net vacation package sold (less cancellations and refunds within 45 days of sale), excluding sales at Bluegreen/Big Cedar Feeder Stores. Bluegreen also agreed to contribute to the Wonders of Wildlife Foundation $5.00 per net package sold (less cancellations and refunds within 45 days of sale), subject to an annual minimum of $700,000. The fixed annual fee will be prorated for the remainder of 2019. Subject to the terms and conditions of the settlement agreement, Bluegreen will generally be required to pay the fixed annual fee with respect to at least 60 Bass Pro retail stores and a minimum number of Cabela’s retail stores that increases over time to a total of at least 60 Cabela’s retail stores by the end of 2021. Notwithstanding the foregoing, the minimum number of Bass Pro and Cabela’s retail stores for purposes of the fixed annual fee may be reduced under certain circumstances set forth in the settlement agreement, including as a result of a reduction of traffic in the stores in excess of 25% year-over-year. The parties executed mutual waivers and releases and agreed to the dismissal of the litigation. Bluegreen accrued for the net present value of the above amounts, plus attorney costs, totaling approximately $39.1 million, is reflected in selling, general, and administrative expenses in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2019.  As of June 30, 2019, $17.3 million remained accrued for the remaining payments required by the settlement agreement, which is reflected in other liabilities in the Company’s condensed consolidated statement of financial condition.

On August 24, 2016, Whitney Paxton and Jeff Reeser filed a lawsuit against BVU and certain of its employees (collectively, the “Defendants”), seeking to establish a class action of former and current employees of BVU and alleging violations of plaintiffs’ rights under the Fair Labor Standards Act of 1938 (the “FLSA”) and breach of contract. The lawsuit also sought damages in the amount of the unpaid compensation owed to the plaintiffs. The court granted preliminary approval of class action in September 2017 to conditionally certify collective action and facilitate notice to potential class members be granted with respect to certain employees and denied as to others. In February 2019, the parties agreed to settle the matter for an immaterial amount. The court approved the settlement and dismissed the case with prejudice on May 9, 2019.

Item 1A.    Risk Factors

There have been no material changes in the risks and uncertainties that we face from those disclosed in the “Risk Factors” section of our 2018 Annual Report.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Information regarding the Company’s purchase of its Class A Common Stock under its June 2017 repurchase program is set forth in the table below:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 – April 30, 2019	-	-	-	3,478,407 shares (or approximately $25,030,000)
May 1 – May 31, 2019	-	-	-	3,478,407 shares (or approximately $25,030,000)
June 1 - June 30, 2019	401,178	$4.67	401,178	3,077,229 shares (or approximately $23,147,000)

Total	401,178	$4.67	401,178	3,077,229 shares (or approximately $23,147,000)

(1)

On June 13, 2017, the Company’s Board of Directors approved a share repurchase program which authorizes the purchase of up to 5,000,000 shares of the Company’s Class A Common Stock and Class B Common Stock at an aggregate cost of up to $35 million. The June 2017 repurchase program authorizes management, at its discretion, to purchase shares from time to time subject to market conditions and other factors.

Item 6.    Exhibits

Exhibit 10.1Amended and Restated Marketing and Promotions Agreement by and among Bass Pro and affiliates and Bluegreen and affiliates, dated as of December 31, 2007

Exhibit 10.2First Amendment to Amended and Restated Marketing and Promotions Agreement by and among Bass Pro and affiliates and Bluegreen and affiliates, dated as of June 26, 2010

Exhibit 10.3Second Amendment to Amended and Restated Marketing and Promotions Agreement by and among Bass Pro and affiliates and Bluegreen and affiliates, dated as of October 1, 2010

Exhibit 10.4Amended and Restated Operating Agreement of Bluegreen/Big Cedar Vacations, LLC, dated as of December 31, 2007

Exhibit 10.5First Amendment to Amended and Restated Operating Agreement of Bluegreen/Big Cedar Vacations, LLC, dated as of October 1, 2010

Exhibit 10.6Amendment No. 2 to Amended and Restated Operating Agreement of Bluegreen/Big Cedar Vacations, LLC, dated as of August 31, 2016

Exhibit 10.7Settlement Agreement and Amendment No. 3 to the Amended and Restated Marketing and Promotions Agreement, dated as of June 13, 2019, by and among Bluegreen Vacations Unlimited, Inc., Bass Pro, Inc., Big Cedar, L.L.C., and Bluegreen/Big Cedar Vacations, LLC

Exhibit 10.8First Amendment to Loan Documents, dated July 25, 2019, by and among Bluegreen Vacations Corporation, the Borrower, and Fifth Third Bank, as Lender

Exhibit 10.9Second Amendment to Amended and Restated Credit Agreement and other Loan Documents, dated July 25, 2019, by and among Bluegreen Vacations Corporation, the Borrower, and Fifth Third Bank, as Administrative Agent

Exhibit 31.1Principal Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

                                                                                                    BBX CAPITAL CORPORATION

August 7, 2019By: /s/ Alan B. Levan

 Alan  B. Levan, Chairman of the Board

 and Chief Executive Officer

August 7, 2019By: /s/ Raymond S. Lopez

 Raymond S. Lopez, Chief Financial Officer