Form 10-Q
period 2019-09-30
BBX Capital Corp
filed 2019-11-01
CIK 315858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2019

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

YES [   ]NO [ X ]

The number of shares outstanding of each of the registrant’s classes of common stock as of October 29, 2019 is as follows:

Class A Common Stock of $.01 par value,  76,932,065 shares outstanding.
Class B Common Stock of $.01 par value, 18,627,873 shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BBX Capital Corporation
Condensed Consolidated Statements of Financial Condition - Unaudited
(In thousands, except share data)

	September 30, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$368,818	366,305
Restricted cash ($19,185 in 2019 and $28,400 in 2018 in variable interest entities ("VIEs"))	48,597	54,792
Notes receivable, net ($299,374 in 2019 and $341,975 in 2018 in VIEs)	445,706	439,167
Trade inventory	25,126	20,110
Vacation ownership interest ("VOI") inventory	346,821	334,149
Real estate ($12,074 in 2019 and $20,202 in 2018 held for sale)	59,574	54,956
Investments in unconsolidated real estate joint ventures	53,739	64,738
Property and equipment, net	131,422	139,628
Goodwill	37,248	37,248
Intangible assets, net	68,342	69,710
Operating lease assets	110,435	-
Other assets	121,610	124,217
Total assets	$1,817,438	1,705,020

LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$29,206	29,537
Deferred income	20,323	16,522
Escrow deposits	25,149	22,255
Other liabilities	128,318	104,441
Receivable-backed notes payable - recourse	94,904	76,674
Receivable-backed notes payable - non-recourse (in VIEs)	341,856	382,257
Notes payable and other borrowings	161,420	200,887
Junior subordinated debentures	137,038	136,425
Operating lease liabilities	124,129	-
Deferred income taxes	90,695	86,363
Redeemable 5% cumulative preferred stock of $.01 par value; authorized 15,000 shares;
issued and outstanding 10,000 shares in 2019 and 2018 with a stated value of $1,000 per share	9,730	9,472
Total liabilities	1,162,768	1,064,833
Commitments and contingencies (See Note 11)
Redeemable noncontrolling interest	2,229	2,579
Equity:
Preferred stock of $.01 par value; authorized 10,000,000 shares	-	-
Class A Common Stock of $.01 par value; authorized 150,000,000 shares;
issued and outstanding 76,580,091 in 2019 and 78,379,530 in 2018	766	784
Class B Common Stock of $.01 par value; authorized 20,000,000 shares;
issued and outstanding 14,840,534 in 2019 and 14,840,634 in 2018	148	148
Additional paid-in capital	162,183	161,684
Accumulated earnings	392,167	385,789
Accumulated other comprehensive income	1,420	1,215
Total shareholders' equity	556,684	549,620
Noncontrolling interests	95,757	87,988
Total equity	652,441	637,608
Total liabilities and equity	$1,817,438	1,705,020

See Notes to Condensed Consolidated Financial Statements - Unaudited

BBX Capital Corporation
Condensed Consolidated Statements of Operations and Comprehensive Income - Unaudited
(In thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Sales of VOIs	$66,318	70,698	186,351	195,412
Fee-based sales commissions	60,478	61,641	161,033	167,581
Other fee-based services	33,744	31,057	94,015	89,472
Cost reimbursements	21,111	16,900	58,705	47,157
Trade sales	47,660	43,803	138,705	126,114
Sales of real estate inventory	370	7,478	5,030	17,138
Interest income	21,797	21,157	64,730	63,738
Net gains on sales of real estate assets	399	-	11,395	4,802
Other revenue	3,237	1,669	7,540	4,278
Total revenues	255,114	254,403	727,504	715,692
Costs and Expenses:
Cost of VOIs sold	3,121	11,237	17,541	19,838
Cost of other fee-based services	23,746	19,937	66,538	53,983
Cost reimbursements	21,111	16,900	58,705	47,157
Cost of trade sales	31,860	28,957	94,978	88,045
Cost of real estate inventory sold	-	4,655	2,643	11,283
Interest expense	11,870	11,130	34,679	30,869
Recoveries from loan losses, net	(1,821)	(443)	(4,206)	(7,258)
Impairment losses	4,030	193	6,786	549
Selling, general and administrative expenses	148,549	143,559	448,510	410,359
Total costs and expenses	242,466	236,125	726,174	654,825
Equity in net earnings of unconsolidated real estate joint ventures	28,534	373	37,276	1,165
Foreign exchange gain (loss)	-	76	(24)	91
Income before income taxes	41,182	18,727	38,582	62,123
Provision for income taxes	(14,682)	(6,742)	(15,068)	(21,997)
Net income	26,500	11,985	23,514	40,126
Less: Net income attributable to noncontrolling interests	4,112	5,806	11,275	16,324
Net income attributable to shareholders	$22,388	6,179	12,239	23,802

Basic earnings per share	$0.24	0.07	0.13	0.25
Diluted earnings per share	$0.24	0.06	0.13	0.24
Basic weighted average number of common shares outstanding	92,587	93,193	93,002	95,722
Diluted weighted average number of common and common equivalent shares outstanding	94,059	96,576	94,306	98,971
Cash dividends declared per Class A common share	$0.0125	0.010	0.0375	0.030
Cash dividends declared per Class B common share	$0.0125	0.010	0.0375	0.030

Net income	$26,500	11,985	23,514	40,126
Other comprehensive income, net of tax:
Unrealized gain (loss) on securities available for sale	16	(11)	54	(11)
Foreign currency translation adjustments	(75)	66	151	62
Other comprehensive (loss) income, net	(59)	55	205	51
Comprehensive income, net of tax	26,441	12,040	23,719	40,177
Less: Comprehensive income attributable to noncontrolling interests	4,112	5,806	11,275	16,324
Comprehensive income attributable to shareholders	$22,329	6,234	12,444	23,853

See Notes to Condensed Consolidated Financial Statements - Unaudited

BBX Capital Corporation
Condensed Consolidated Statements of Changes in Equity - Unaudited
For the Three Months Ended September 30, 2019 and 2018
(In thousands)

	Shares of						Accumulated
	Common Stock		Common				Other
	Outstanding		Stock		Additional		Comprehen-	Total	Non-
	Class		Class		Paid-in	Accumulated	sive	Shareholders'	controlling	Total
	A	B	A	B	Capital	Earnings	Income	Equity	Interests	Equity
Balance, June 30, 2018	79,257	13,936	$793	139	175,002	370,262	1,452	547,648	91,629	639,277
Net income excluding $208 of income attributable to redeemable noncontrolling interest	-	-	-	-	-	6,179	-	6,179	5,598	11,777
Other comprehensive income	-	-	-	-	-	-	55	55	-	55
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(6,021)	(6,021)
Class A common stock cash dividends declared	-	-	-	-	-	(809)	-	(809)	-	(809)
Class B common stock cash dividends declared	-	-	-	-	-	(179)	-	(179)	-	(179)
Purchase and retirement of common stock	-	-	-	-	(17)	-	-	(17)	-	(17)
Purchase and retirement of common stock from vesting of restricted stock awards	(375)	(137)	(4)	(1)	(3,777)	-	-	(3,782)	-	(3,782)
Issuance of common stock from vesting of restricted stock awards	535	-	5	-	(5)	-	-	-	-	-
Share-based compensation	-	-	-	-	3,645	-	-	3,645	-	3,645
Balance, September 30, 2018	79,417	13,799	$794	138	174,848	375,453	1,507	552,740	91,206	643,946

Balance, June 30, 2019	77,978	14,841	$780	148	166,015	370,983	1,479	539,405	92,948	632,353
Net income excluding $82 of income attributable to redeemable noncontrolling interest	-	-	-	-	-	22,388	-	22,388	4,030	26,418
Purchase and retirement of common stock	(1,398)	-	(14)	-	(7,001)	-	-	(7,015)	-	(7,015)
Other comprehensive loss	-	-	-	-	-	-	(59)	(59)	-	(59)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(1,221)	(1,221)
Class A common stock cash dividends declared	-	-	-	-	-	(962)	-	(962)	-	(962)
Class B common stock cash dividends declared	-	-	-	-	-	(242)	-	(242)	-	(242)
Share-based compensation	-	-	-	-	3,169	-	-	3,169	-	3,169
Balance, September 30, 2019	76,580	14,841	$766	148	162,183	392,167	1,420	556,684	95,757	652,441

See Notes to Condensed Consolidated Financial Statements - Unaudited

BBX Capital Corporation
Condensed Consolidated Statements of Changes in Equity - Unaudited
For the Nine Months Ended September 30, 2019 and 2018
(In thousands)

	Shares of						Accumulated
	Common Stock		Common				Other
	Outstanding		Stock		Additional		Comprehen-	Total	Non-
	Class		Class		Paid-in	Accumulated	sive	Shareholders'	controlling	Total
	A	B	A	B	Capital	Earnings	Income	Equity	Interests	Equity
Balance, December 31, 2017	85,689	13,963	$857	140	228,331	354,432	1,708	585,468	82,054	667,522
Cumulative effect from the adoption of ASU 2016-01	-	-	-	-	-	252	(252)	-	-	-
Net income excluding $58 of loss attributable to redeemable noncontrolling interest	-	-	-	-	-	23,802	-	23,802	16,382	40,184
Other comprehensive income	-	-	-	-	-	-	51	51	-	51
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(8,263)	(8,263)
Increase in noncontrolling interest from loan foreclosure	-	-	-	-	-	-	-	-	704	704
Purchase of noncontrolling interest	-	-	-	-	(587)	-	-	(587)	329	(258)
Class A common stock cash dividends declared	-	-	-	-	-	(2,492)	-	(2,492)	-	(2,492)
Class B common stock cash dividends declared	-	-	-	-	-	(541)	-	(541)	-	(541)
Purchase and retirement of common stock	(6,486)	-	(65)	-	(60,076)	-	-	(60,141)	-	(60,141)
Purchase and retirement of common stock from vesting of restricted stock awards	(375)	(137)	(4)	(1)	(3,777)	-	-	(3,782)	-	(3,782)
Conversion of common stock from Class B to Class A	27	(27)	1	(1)	-	-	-	-	-	-
Issuance of common stock from vesting of restricted stock awards	535	-	5	-	(5)	-	-	-	-	-
Issuance of common stock from exercise of options	27	-	-	-	245	-	-	245	-	245
Share-based compensation	-	-	-	-	10,717	-	-	10,717	-	10,717
Balance, September 30, 2018	79,417	13,799	$794	138	174,848	375,453	1,507	552,740	91,206	643,946

Balance, December 31, 2018	78,379	14,841	$784	148	161,684	385,789	1,215	549,620	87,988	637,608
Cumulative effect from the adoption of ASU 2016-02, net of income taxes and redeemable noncontrolling interest	-	-	-	-	-	(2,202)	-	(2,202)	-	(2,202)
Net income excluding $158 of loss attributable to redeemable noncontrolling interest	-	-	-	-	-	12,239	-	12,239	11,433	23,672
Purchase and retirement of common stock	(1,799)	-	(18)	-	(8,880)	-	-	(8,898)	-	(8,898)
Other comprehensive income	-	-	-	-	-	-	205	205	-	205
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(3,664)	(3,664)
Class A common stock cash dividends declared	-	-	-	-	-	(2,933)	-	(2,933)	-	(2,933)
Class B common stock cash dividends declared	-	-	-	-	-	(726)	-	(726)	-	(726)
Share-based compensation	-	-	-	-	9,379	-	-	9,379	-	9,379
Balance, September 30, 2019	76,580	14,841	$766	148	162,183	392,167	1,420	556,684	95,757	652,441

See Notes to Condensed Consolidated Financial Statements - Unaudited

BBX Capital Corporation
Condensed Consolidated Statements of Cash Flows - Unaudited
(In thousands)

	For the Nine Months Ended September 30,
	2019	2018
Operating activities:
Net income	$23,514	40,126
Adjustment to reconcile net income to net cash
provided by operating activities:
Recoveries from loan losses, net	(4,206)	(7,258)
Provision for notes receivable allowances	39,462	35,866
Depreciation, amortization and accretion, net	21,150	18,557
Share-based compensation expense	9,379	10,717
Net gains on sales of real estate	(11,395)	(4,798)
Equity earnings of unconsolidated real estate joint ventures	(37,276)	(1,165)
Return on investment in unconsolidated real estate joint ventures	38,020	5,233
Increase in deferred income tax	5,210	20,465
Impairment losses	6,786	549
Interest accretion on redeemable 5% cumulative preferred stock	633	854
Increase in notes receivable	(46,001)	(48,492)
Increase in VOI inventory	(12,672)	(23,405)
(Increase) decrease in trade inventory	(5,016)	2,286
(Increase) decrease in real estate inventory	(2,865)	9,990
Net change in operating lease asset and operating lease liability	1,134	-
Increase in other assets	(3,852)	(24,712)
Increase in other liabilities	38,389	8,774
Net cash provided by operating activities	60,394	43,587
Investing activities:
Return of investment in unconsolidated real estate joint ventures	30,331	6,586
Investments in unconsolidated real estate joint ventures	(20,076)	(1,755)
Proceeds from repayment of loans receivable	4,766	17,930
Proceeds from sales of real estate held-for-sale	20,374	17,121
Proceeds from sales of property and equipment	15,011	569
Additions to real estate held-for-sale and held-for-investment	(438)	(1,102)
Purchases of property and equipment	(26,286)	(33,316)
Decrease in cash from other investing activities	(73)	(5,072)
Net cash provided by investing activities	23,609	961
		(Continued)

BBX Capital Corporation
Condensed Consolidated Statements of Cash Flows - Unaudited
(In thousands)

	For the Nine Months Ended September 30,
	2019	2018
Financing activities:
Repayments of notes payable and other borrowings	(171,061)	(152,204)
Proceeds from notes payable and other borrowings	99,921	196,439
Payments for debt issuance costs	(351)	(1,131)
Payments of interest on redeemable 5% cumulative preferred stock	(375)	(438)
Purchase and retirement of Class A common stock	(8,898)	(60,141)
Purchase of noncontrolling interest	-	(258)
Proceeds from the exercise of stock options	-	245
Dividends paid on common stock	(3,257)	(2,822)
Distributions to noncontrolling interests	(3,664)	(8,263)
Net cash used in financing activities	(87,685)	(28,573)
(Decrease) increase in cash, cash equivalents and restricted cash	(3,682)	15,975
Cash, cash equivalents and restricted cash at beginning of period	421,097	409,247
Cash, cash equivalents and restricted cash at end of period	$417,415	425,222

Supplemental cash flow information:
Interest paid on borrowings, net of amounts capitalized	$30,252	27,807
Income taxes paid	10,873	3,103
Supplementary disclosure of non-cash investing and financing activities:
Construction funds receivable transferred to real estate	15,890	8,716
Acquisition of VOI inventory, property and equipment for notes payable	-	24,258
Loans receivable transferred to real estate	333	1,673
Reduction in note receivable from holder of redeemable 5% cumulative preferred stock	-	(5,000)
Reduction in redeemable 5% cumulative preferred stock	-	4,862
Increase in other assets upon issuance of Community Development District Bonds	8,110	-
Assumption of Community Development District Bonds by builders	1,035	4,573
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	368,818	369,512
Restricted cash	48,597	55,710
Total cash, cash equivalents, and restricted cash	$417,415	425,222

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

BBX Capital has two classes of common stock. Holders of the Class A common stock are entitled to one vote per share, which in the aggregate represents 22% of the combined voting power of the Class A common stock and the Class B common stock. Class B common stock represents the remaining 78% of the combined vote. The percentage of total common equity represented by Class A and Class B common stock was 84% and 16%, respectively, at September  30, 2019. Class B common stock is convertible into Class A common stock on a share for share basis at any time at the option of the holder.

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

In management’s opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which include normal recurring adjustments, that are necessary for a fair statement of the condensed consolidated financial condition of the Company at September  30, 2019; the condensed consolidated results of operations and comprehensive income of the Company for the three and nine months ended September 30, 2019 and 2018; the condensed consolidated changes in equity of the Company for the three and nine months ended September  30, 2019 and 2018; and the condensed consolidated cash flows of the Company for the nine months ended September  30, 2019 and 2018. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or any other future period.

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

Bluegreen is a leading vacation ownership company that markets and sells VOIs and manages resorts in popular leisure and urban destinations. Bluegreen’s resort network includes 45 Club Resorts (resorts in which owners in the Bluegreen Vacation Club (“Vacation Club”) have the right to use most of the units in connection with their VOI ownership) and 24 Club Associate Resorts (resorts in which owners in Bluegreen’s Vacation Club have the right to use a limited number of units in connection with their VOI ownership). Bluegreen markets, sells, and manages VOIs in resorts, which are generally located in popular, high-volume, “drive-to” vacation destinations, including Orlando, Las Vegas, Myrtle Beach, Charleston, and New Orleans, among others. Through its points-based system, the approximately 219,000 owners in Bluegreen’s Vacation Club have the flexibility to stay at units available at its resorts and have access to over 11,350 other hotels and resorts through partnerships and exchange networks. The resorts in which Bluegreen markets, sells, or manages VOIs were either developed or acquired by Bluegreen or were developed and are owned by third parties. Bluegreen earns fees for providing sales and marketing services to third party developers. Bluegreen also earns fees for providing management services to the Vacation Club and homeowners’ associations (“HOAs”), mortgage servicing, VOI title services, reservation services, and construction design and development services. In addition, Bluegreen provides financing to qualified VOI purchasers, which generates significant interest income.

BBX Capital Real Estate is engaged in the acquisition, development, construction, ownership, financing, and management of real estate and investments in real estate joint ventures. In addition, BBX Capital Real Estate owns a 50% equity interest in The Altman Companies, LLC (the “Altman Companies”), a developer and manager of multifamily apartment communities, and manages the legacy assets acquired in connection with the Company’s sale of BankAtlantic in 2012, including portfolios of loans receivable and real estate properties.

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

In addition to its principal investments, the Company has investments in various operating businesses, including companies in the confectionery industry.

In 2016, Food for Thought Restaurant Group (“FFTRG”), a wholly-owned subsidiary of BBX Capital, entered into area development and franchise agreements with MOD Super Fast Pizza (“MOD Pizza”) related to the development of up to approximately 60 MOD Pizza franchised restaurant locations throughout Florida. Through 2019, FFTRG had opened nine restaurant locations. As a result of FFTRG’s overall operating performance and the Company’s goal of streamlining its investment verticals, the Company entered into an agreement with MOD Pizza to terminate the area development and franchise agreements and transferred seven of its restaurant locations, including the related assets, operations, and lease obligations, to MOD Pizza during the third quarter of 2019. In addition, the Company closed the remaining two locations and terminated the related lease agreements. In connection with the transfer of the seven restaurant locations to MOD Pizza, the Company recognized an aggregate impairment loss of $4.0 million related to the disposal group, which included property and equipment, intangible assets, and net lease liabilities, during the three months ended September 30, 2019. In addition to the impairment losses recognized during the third quarter of 2019, the Company previously recognized $2.7 million of impairment losses associated with property and equipment at three restaurant locations. Accordingly, the Company recognized $6.7 million of impairment losses associated with its investment in MOD Pizza restaurant locations during the nine months ended September 30, 2019.

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

The Company adopted the standard on January 1, 2019 and applied the transition guidance as of the date of adoption under the current-period adjustment method. As a result, the Company recognized right-of-use assets and lease liabilities associated with its leases on January 1, 2019, with a cumulative-effect adjustment to the opening balance of accumulated earnings, while the comparable prior periods in the Company’s financial statements have been and will continue to be reported in accordance with Topic 840, including the disclosures of Topic 840.

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

Future Adoption of Recently Issued Accounting Pronouncements

The FASB has issued the following accounting pronouncements and guidance relevant to the Company’s operations which had not been adopted by the Company as of September  30, 2019:

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

ASU No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. This standard modifies the disclosure requirements in Topic 820 related to the valuation techniques and inputs used in fair value measurements, uncertainty in measurement, and changes in measurements applied. This standard will be effective for the Company on January 1, 2020. The Company believes that this standard will not have a material impact on its consolidated financial statements and disclosures.

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

In these securitizations, Bluegreen generally retains a portion of the securities and continues to service the securitized notes receivable. Under these arrangements, the cash payments received from obligors on the receivables sold are generally applied monthly to pay fees to service providers, make interest and principal payments to investors, and fund required reserves, if any, with the remaining balance of such cash retained by Bluegreen; however, to the extent the portfolio of receivables fails to satisfy specified performance criteria (as may occur due to, among other things, an increase in default rates or credit loss severity) or other trigger events occur, the funds received from obligors are required to be distributed on an accelerated basis to investors. Depending on the circumstances and the transaction, the application of the accelerated payment formula may be permanent or temporary until the trigger event is cured. As of September  30, 2019, Bluegreen was in compliance with all material terms under its securitization transactions, and no trigger events had occurred.

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

Under the terms of certain VOI note sales, Bluegreen has the right to repurchase or substitute a limited amount of defaulted notes for new notes at the outstanding principal balance plus accrued interest. Bluegreen’s voluntary repurchases and substitutions of defaulted notes for the nine months ended September 30, 2019 and 2018 were $8.4 million and $4.4 million, respectively. Bluegreen’s maximum exposure to loss relating to its non-recourse securitization entities is the difference between the outstanding VOI notes receivable and the notes payable, plus cash reserves and any additional residual interest in future cash flows from collateral.

The table below sets forth information regarding the assets and liabilities of Bluegreen’s consolidated VIEs included in the Company’s condensed consolidated statements of financial condition (in thousands):

	September 30,	December 31,
	2019	2018
Restricted cash	$19,185	28,400
Securitized notes receivable, net	299,374	341,975
Receivable backed notes payable - non-recourse	341,856	382,257

The restricted cash and the securitized notes receivable balances disclosed in the table above are restricted to satisfy obligations of the VIEs.

3.    Notes Receivable

The table below sets forth information relating to Bluegreen’s notes receivable and related allowance for loan losses (in thousands):

	September 30,	December 31,
	2019	2018
Notes receivable:
VOI notes receivable - non-securitized	$188,435	124,642
VOI notes receivable - securitized	391,922	447,850
Notes receivable secured by homesites (1)	694	898
Gross notes receivable	581,051	573,390
Allowance for loan losses - non-securitized	(42,728)	(28,258)
Allowance for loan losses - securitized	(92,548)	(105,875)
Allowance for loan losses - homesites (1)	(69)	(90)
Notes receivable, net	$445,706	439,167
Allowance as a % of gross notes receivable	23%	23%

(1)	Notes receivable secured by homesites were originated through a business, substantially all the assets of which were sold by Bluegreen in 2012.

The weighted-average interest rate charged on Bluegreen’s notes receivable was 14.9% and 15.1% at September 30, 2019 and December 31, 2018, respectively. Bluegreen’s VOI notes receivable bear interest at fixed rates and are generally secured by property located in Florida, Missouri, Nevada, South Carolina, Tennessee,  and Wisconsin.

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

The activity in Bluegreen’s allowance for loan losses (including notes receivable secured by homesites) was as follows (in thousands):

	For the Nine Months Ended
	September 30,
	2019	2018
Balance, beginning of period	$134,222	123,791
Provision for loan losses	39,462	35,866
Write-offs of uncollectible receivables	(38,339)	(31,358)
Balance, end of period	$135,345	128,299

The table below sets forth information regarding the percentage of gross notes receivable outstanding by FICO score of the borrower at the time of origination:

	September 30,	December 31,
FICO Score	2019	2018
700+	59.00%	57.00%
600-699	38.00	39.00
<600	2.00	3.00
No score (1)	1.00	1.00
Total	100.00%	100.00%

(1)	VOI notes receivable attributable to borrowers without a FICO score are primarily related to foreign borrowers.

The table below sets forth information regarding the delinquency status of Bluegreen’s VOI notes receivable (in thousands):

	September 30,	December 31,
	2019	2018
Current	$547,425	541,783
31-60 days	6,797	5,783
61-90 days	5,271	4,516
> 91 days (1)	20,864	20,410
Total	$580,357	572,492

(1)

Includes $10.8 million and $14.3 million of VOI notes receivable as of September 30, 2019 and December 31, 2018, respectively, that, as of such dates, had defaulted but the related VOI note receivable balance had not yet been charged off in accordance with the provisions of certain of Bluegreen’s receivable-backed notes payable transactions. These VOI notes receivable have been included in the allowance for loan losses.

4.     Trade Inventory

The Company’s trade inventory consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Raw materials	$3,204	2,718
Paper goods and packaging materials	1,572	1,122
Finished goods	20,350	16,270
Total trade inventory	$25,126	20,110

5.     VOI Inventory

Bluegreen’s VOI inventory consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Completed VOI units	$271,441	237,010
Construction-in-progress	1,542	26,587
Real estate held for future VOI development	73,838	70,552
Total VOI inventory	$346,821	334,149

6.    Real Estate

The Company’s real estate consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Real estate held-for-sale:
Land	$10,204	18,439
Residential single-family	719	832
Other	1,151	931
Total real estate held-for-sale	12,074	20,202
Real estate held-for-investment:
Land	6,002	10,976
Total real estate held-for-investment	6,002	10,976
Real estate inventory	41,498	23,778
Total real estate	$59,574	54,956

In April 2019, the Company sold its remaining land parcels located at PGA Station in Palm Beach Gardens, Florida for net proceeds of $8.3 million and recognized a gain on sale of real estate of $1.8 million during the nine months ended September 30, 2019. In connection with the sale, the Company invested $2.1 million of the proceeds in the PGA Lender, LLC joint venture as described in Note 7 below.

In May 2019, the Company transferred RoboVault, a self-storage facility located in Fort Lauderdale, Florida, from property and equipment to real estate held-for-sale following a buyer’s completion of due diligence on the property and subsequently sold it to the buyer for net proceeds of $11.8 million. As a result of the sale, the Company recognized a gain on sale of real estate of $4.8 million during the nine months ended September 30, 2019.

In June 2019, the Company sold a land parcel located in St. Cloud, Florida that was previously held for investment for net proceeds of $8.7 million and recognized a gain on sale of real estate of $3.0 million during the nine months ended September 30, 2019.

0

7.     Investments in Unconsolidated Real Estate Joint Ventures

As of September 30, 2019, the Company had equity interests in unconsolidated real estate joint ventures involved in the development of multifamily apartment and townhome communities, as well as single-family master planned communities. In addition, the Company owns a 50% equity interest in the Altman Companies, a developer and manager of multifamily apartment communities.

Investments in unconsolidated real estate joint ventures are accounted for as unconsolidated VIEs. See Note 2 for information regarding the Company’s investments in consolidated VIEs.

The Company’s investments in unconsolidated real estate joint ventures consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Altis at Lakeline - Austin Investors LLC	$242	4,531
Altis at Grand Central Capital, LLC	2,660	2,549
Altis Promenade Capital, LLC	2,190	2,195
Altis at Bonterra - Hialeah, LLC	497	21,602
Altis Ludlam - Miami Investor, LLC	966	675
Altis Suncoast Manager, LLC	743	1,857
Altis Pembroke Gardens, LLC	1,277	1,284
Altis Fairways, LLC	1,883	1,876
Altis Wiregrass, LLC	1,816	1,897
Altis LH-Miami Manager, LLC	799	-
Altis Vineland Pointe Manager, LLC	4,500	-
The Altman Companies, LLC	15,267	14,893
ABBX Guaranty, LLC	3,750	2,500
Sunrise and Bayview Partners, LLC	1,499	1,439
PGA Design Center Holdings, LLC	988	691
CCB Miramar, LLC	4,316	1,575
BBX/Label Chapel Trail Development, LLC	1,892	4,515
L03/212 Partners, LLC	1,886	-
PGA Lender, LLC	2,110	-
Sky Cove, LLC	4,179	-
All other investments in real estate joint ventures	279	659
Total	$53,739	64,738

See Note 10 to the Company’s consolidated financial statements included in the 2018 Annual Report for the Company’s accounting policies relating to its investments in unconsolidated real estate joint ventures, including the Company’s analysis and determination that such entities are VIEs in which the Company is not the primary beneficiary.

Sales by Unconsolidated Real Estate Joint Ventures

In April 2019, the Altis at Lakeline joint venture sold its 354 unit multifamily apartment community located in Cedar Park, Texas. As a result of the sale, the Company recognized $5.0 million of equity earnings and received approximately $9.3 million of distributions from the venture for the nine months ended September 30, 2019.

In April 2019, the PGA Design Center joint venture sold its remaining commercial buildings located in Palm Beach Gardens, Florida for $9.2 million and provided seller financing to the buyer for $4.6 million. As a result of the sale, the Company recognized $2.8 million of equity earnings and received approximately $2.3 million of distributions from the venture for the nine months ended September 30, 2019. As described below, the joint venture contributed the promissory note received from the buyer to a newly formed joint venture between the PGA Design Center joint venture and the Company.

In August 2019, the Altis at Bonterra joint venture sold its 314 unit multifamily apartment community located in Hialeah, Florida. As a result of the sale, the Company recognized $29.1 million of equity earnings and received approximately $46.0 million of distributions from the venture for the three and nine months ended September 30, 2019. In addition, prior to the sale, the Company received approximately $4.3 million of distributions from the venture during the nine months ended September 30, 2019 related to the operating profits of the venture.

New Unconsolidated Real Estate Joint Ventures

In January 2019, the Company invested in L03/212 Partners, LLC, a joint venture formed to invest in the development of The Main Las Olas, a mixed-used project located in downtown Fort Lauderdale, Florida that is planned to be comprised of an office tower with approximately 365,000 square feet of leasable area, a residential tower with approximately 341 units, and approximately 45,000 square feet of ground floor retail. As of September 30, 2019, the Company had funded $1.9 million of its expected capital contribution of $4.0 million.

In April 2019, the Company invested $2.1 million in PGA Lender, LLC, a joint venture formed with the PGA Design Center joint venture to participate in the $4.6 million seller financing provided to the buyer of the PGA Design Center joint venture’s commercial buildings, as described above. In connection with the transaction, the Company contributed $2.1 million in cash in exchange for a 45.88% equity interest in the venture, while the PGA Design Center joint venture contributed the $4.6 million promissory note received from the buyer in exchange for $2.1 million in cash and a 54.12% equity interest in the venture.

In June 2019, the Company invested $4.2 million in Sky Cove, LLC, a joint venture formed to develop, construct, and sell 204 single family homes in Westlake, Florida.

In August 2019, the Company invested $4.5 million in Altis Vineland Pointe Manager, LLC, a joint venture formed to acquire land, obtain entitlements, and fund predevelopment costs for the development of a potential multifamily apartment community in Orlando, Florida.

Summarized Financial Information of Certain Unconsolidated Real Estate Joint Ventures

The condensed statements of operations for Altis at Bonterra – Hialeah, LLC were as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Total revenues	$927	1,755	4,479	6,109
Gain on sale of real estate	33,608	-	33,608	-
Other expenses	(813)	(1,622)	(4,339)	(6,222)
Net earnings	$33,722	133	33,748	(113)
Equity in net earnings of unconsolidated real estate joint venture - Altis at Bonterra - Hialeah, LLC	$29,100	128	29,100	(107)

The condensed statements of financial condition for Altis at Bonterra – Hialeah, LLC were as follows (in thousands):

	September 30,	December 31,
	2019	2018
Assets
Cash	$1,433	4,033
Real estate	-	55,734
Other assets	6	134
Total assets	$1,439	59,901

Liabilities and Equity
Notes payable	$-	38,641
Other liabilities	888	571
Total liabilities	888	39,212
Total equity	551	20,689
Total liabilities and equity	$1,439	59,901

8.     Debt

Notes Payable and Other Borrowings

The table below sets forth information regarding the Company’s notes payable and other borrowings (dollars in thousands):

	September 30, 2019			December 31, 2018
			Carrying			Carrying
			Amount of			Amount of
	Debt	Interest	Pledged	Debt	Interest	Pledged
	Balance	Rate	Assets	Balance	Rate	Assets
Bluegreen:
2013 Notes Payable	$-	-	$-	$28,125	5.50%	$22,878
Fifth Third Bank Note	3,649	5.11%	7,757	3,834	5.34%	7,892
NBA Éilan Loan	19,974	5.34%	32,821	25,603	5.60%	35,615
Fifth Third Syndicated
Line of Credit	75,000	4.88%	102,431	55,000	5.27%	92,415
Fifth Third Syndicated
Term Loan	21,094	5.08%	28,809	22,500	5.37%	27,724
Unamortized debt
issuance costs	(672)			(1,671)
Total Bluegreen	$119,045			$133,391

Other:
Community Development
District Obligations	$29,432	4.25-6.00%	$44,771	$24,583	4.25-6.00%	$35,155
TD Bank Term Loan and
Line of Credit	8,394	5.24%	(1)	8,117	5.47%	(1)
Iberia $50.0 million
Revolving Line of Credit	-	-	(2)	30,000	5.35%	(2)
Banc of America Leasing
& Capital Equipment Note	406	4.75%	(3)	555	4.75%	(3)
Unsecured Note (4)	3,400	6.00%	-	3,400	6.00%
Other (4)	1,580	5.89%	1,905	1,507	5.25%	1,968
Unamortized debt
issuance costs	(837)			(666)
Total other	$42,375			$67,496

Total notes payable and
other borrowings	$161,420			$200,887

(1)	The collateral is a blanket lien on Renin’s assets.
(2)	The collateral is membership interests in Woodbridge having a value of not less than $100.0 million.
(3)	The collateral is a security interest in the equipment financed by the underlying note. Additionally, IT’SUGAR is guarantor on the note.
(4)	BBX Capital is guarantor on the note.

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

In July 2019, the Company modified the Iberia $50.0 million revolving line of credit to, among other things, extend the maturity of the line of credit from March 6, 2020 to June 30, 2021 and remove a financial covenant regarding fixed charge coverage. Under the terms of the modified line of credit, the Company has the option to extend the maturity of the line of credit for a twelve-month period, subject to the satisfaction of certain conditions.

In September 2019, Bluegreen repaid in full its 2013 Notes Payable. Accordingly, the related unamortized debt issuance costs associated with the notes of $0.4 million were written off in the third quarter of 2019.

In December 2016, Bluegreen entered into a $100.0 million syndicated credit facility with Fifth Third Bank, as administrative agent and lead arranger, and certain other bank participants as lenders. In October 2019, Bluegreen amended and restated the facility and increased the facility to $225.0 million. The amended facility includes a $100.0 million term loan (the “Fifth Third Syndicated Term Loan”) with quarterly amortization requirements and a $125.0 million revolving line of credit (the “Fifth Third Syndicated Line of Credit”). Amounts borrowed under the amended facility generally bear interest at LIBOR plus 2.00% - 2.50% depending on Bluegreen’s leverage ratio, are collateralized by certain of Bluegreen’s VOI inventory, sales center buildings, management fees, short-term receivables, and cash flows from residual interests relating to certain term securitizations, and will mature in October 2024. At closing, Bluegreen borrowed the entire $100.0 million term loan and $30.0 million under the revolving line of credit. Proceeds were used to repay the outstanding balance on the existing syndicated credit facility, repay $3.6 million on the existing Fifth Third Bank Note Payable, and pay expenses and fees associated with the amendment, with the remainder to be used for general corporate purposes.

Receivable-Backed Notes Payable

The table below sets forth information regarding Bluegreen’s receivable-backed notes payable facilities (dollars in thousands):

	September 30, 2019			December 31, 2018
			Principal			Principal
			Balance of			Balance of
			Pledged/			Pledged/
	Debt	Interest	Secured	Debt	Interest	Secured
	Balance	Rate	Receivables	Balance	Rate	Receivables
Receivable-backed notes
payable - recourse:
Liberty Bank Facility	$28,247	5.25%	$34,545	$17,654	5.25%	$22,062
NBA Receivables Facility	35,809	4.79%	43,706	48,414	5.27%	57,805
Pacific Western Facility	30,848	4.92%	37,954	10,606	5.52%	13,730
Total	$94,904		$116,205	$76,674		$93,597

Receivable-backed notes
payable - non-recourse:
KeyBank/DZ Purchase Facility	19,035	4.84%	23,390	-	-	-
Quorum Purchase Facility	44,865	4.75-5.50%	50,337	40,074	4.75-5.50%	45,283
2012 Term Securitization	9,986	2.94%	11,558	15,212	2.94%	16,866
2013 Term Securitization	20,090	3.20%	21,995	27,573	3.20%	29,351
2015 Term Securitization	34,093	3.02%	36,676	44,230	3.02%	47,690
2016 Term Securitization	52,632	3.35%	58,817	63,982	3.35%	72,590
2017 Term Securitization	69,763	3.12%	79,551	83,513	3.12%	95,877
2018 Term Securitization	96,907	4.02%	109,599	114,480	4.02%	125,916
Unamortized debt issuance costs	(5,515)		-	(6,807)		-
Total	$341,856		$391,923	$382,257		$433,573
Total receivable-backed debt	$436,760		$508,128	$458,931		$527,170

There were no new debt issuances or significant changes related to the above listed facilities during the nine months ended September  30, 2019. See Note 13 to the Company’s consolidated financial statements included in the 2018 Annual Report for additional information regarding the above listed receivable-backed notes payable facilities.

Junior Subordinated Debentures

The table below sets forth information regarding the Company’s junior subordinated debentures (dollars in thousands):

	September 30, 2019		December 31, 2018
		Effective		Effective
	Carrying	Interest	Carrying	Interest
	Amounts	Rates (1)	Amounts	Rates (1)
Woodbridge - Levitt Capital Trusts I - IV	$66,302	6.07 - 6.17%	$66,302	6.20 - 6.65%
Bluegreen Statutory Trusts I - VI	110,827	7.07 - 7.22%	110,827	7.32 - 7.70%
Unamortized debt issuance costs	(1,147)		(1,200)
Unamortized purchase discount	(38,944)		(39,504)
Total junior subordinated debentures	$137,038		$136,425

(1)	The Company’s junior subordinated debentures bear interest at 3-month LIBOR (subject to quarterly adjustment) plus a spread ranging from 3.85% to 4.90%.

Woodbridge and Bluegreen have each formed statutory business trusts (collectively, the “Trusts”), each of which issued trust preferred securities and invested the proceeds thereof in junior subordinated debentures of Woodbridge and Bluegreen, respectively. The Trusts are VIEs in which Woodbridge and Bluegreen, as applicable, are not the primary beneficiaries. Accordingly, the Company does not consolidate the operations of these Trusts; instead, the beneficial interests in the Trusts are accounted for under the equity method of accounting. Included in other assets as of September  30, 2019 and December 31, 2018 was $2.1 million of equity in the Trusts. Interest on the junior subordinated debentures and distributions on the trust preferred securities are payable quarterly in arrears at the same interest rate.

All of the junior subordinated debentures were eligible for redemption by Woodbridge and Bluegreen, as applicable, as of September  30, 2019 and December 31, 2018.

See Note 13 to the Company’s consolidated financial statements included in the 2018 Annual Report for additional information regarding the Company’s junior subordinated debentures.

Debt Compliance and Amounts Available under Credit Facilities

As of September 30, 2019, BBX Capital and its subsidiaries were in compliance with all financial debt covenants under their debt instruments, as amended.

Amounts available under credit facilities for BBX Capital and its subsidiaries as of September 30, 2019 were as follows (in thousands):

BBX Capital	$50,000
Bluegreen	131,196
Renin	3,668
IT'SUGAR	4,000
Total credit availability	$188,864

The amounts available under the Company’s credit facilities are subject to eligible collateral and the terms of the facilities, as applicable.

9.    Revenue Recognition

The table below sets forth the Company’s revenue disaggregated by category (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Sales of VOIs	$66,318	70,698	186,351	195,412
Fee-based sales commissions	60,478	61,641	161,033	167,581
Resort and club management revenue	27,165	25,744	78,169	75,257
Cost reimbursements	21,111	16,900	58,705	47,157
Resort title fees	4,289	3,491	10,092	9,355
Trade sales - wholesale	18,664	17,672	59,024	56,024
Trade sales - retail	28,996	26,131	79,681	70,090
Sales of real estate inventory	370	7,478	5,030	17,138
Other	5,527	3,491	13,294	9,138
Revenue from customers	232,918	233,246	651,379	647,152
Interest income	21,797	21,157	64,730	63,738
Net gains on sales of real estate assets	399	-	11,395	4,802
Total revenues	$255,114	254,403	727,504	715,692

10.    Income Taxes

BBX Capital and its subsidiaries file a consolidated U.S. federal income tax return and income tax returns in various state and foreign jurisdictions.

Effective income tax rates for interim periods are based upon the Company’s current estimated annual rate, which varies based upon the Company’s estimate of taxable earnings and the mix of taxable earnings in the various states in which the Company operates. The Company’s effective tax rate was applied to income before income taxes reduced by net income attributable to noncontrolling interests in joint ventures taxed as partnerships. In addition, the Company recognizes taxes related to unusual or infrequent items or resulting from a change in judgment regarding a position taken in a prior period as discrete items in the interim period in which the event occurs.

The Company’s effective income tax rate was approximately 38% and 37% during the three and nine months ended September  30, 2019, respectively, compared to an effective income tax rate of 44% and 36% for the three and nine months ended September 30, 2018, respectively. The effective tax rate for the nine months ended September 30, 2019 excludes the tax benefit associated with the $39.1 million Bass Pro litigation settlement described in Note 11 below, which the Company accounted for as a discrete item at the statutory income tax rate of 26%. The effective income tax rate for the nine months ended September 30, 2018 excludes a discrete income tax expense of $2.8 million related to the recognition of a provisional adjustment associated with the December 2017 Tax Reform Act.

The Company’s effective income tax rates for the three and nine months ended September  30, 2019 and 2018  were higher than the expected federal income tax rate of 21% due to nondeductible executive compensation and state income taxes.

11.    Commitments and Contingencies

Litigation Matters

In the ordinary course of business, BBX Capital and its subsidiaries are parties to lawsuits as plaintiff or defendant involving its operations and activities. Bluegreen is subject to claims or proceedings from time to time relating to the purchase, sale, marketing, or financing of VOIs and other business activities. Additionally, from time to time in the ordinary course of business, the Company is involved in disputes with existing and former employees, vendors, taxing jurisdictions, and various other parties and also receives consumer complaints and complaints, inquiries, and orders requiring compliance from governmental and consumer agencies, including Offices of State Attorneys General. The Company takes these matters seriously and attempts to resolve any such issues as they arise.

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

The following is a description of certain litigation matters:

BBX Capital Litigation

There were no material pending legal proceedings against BBX Capital or its subsidiaries other than proceedings against Bluegreen as of September 30, 2019.

Bluegreen / Bass Pro Litigation and Settlement

Bluegreen, indirectly through Bluegreen Vacations Unlimited (“BVU”), its wholly-owned subsidiary, has an exclusive marketing agreement with Bass Pro, a nationally-recognized retailer of fishing, marine, hunting, camping and sports gear, that provides Bluegreen with the right to market and sell vacation packages at kiosks in each of Bass Pro’s retail locations and through other means. As previously disclosed, in March 2019, Bluegreen received a notice from Bass Pro stating that Bass Pro intended to cancel Bluegreen’s access to the Bass Pro marketing channels and advertising materials as of 30 days from the date of the notice unless Bluegreen cured the alleged breaches to Bass Pro’s satisfaction. While Bluegreen responded to Bass Pro with respect to each of the issues raised prior to the expiration of the cure period, on April 17, 2019, Bass Pro and its affiliates brought an action against BVU alleging that BVU failed to pay certain commissions due it under the parties’ marketing agreement, improperly charged a tour generation fee, and that its conduct in the Bass Pro retail stores breached its contractual commitments. On May 24, 2019, Bluegreen received notice from Bass Pro and its affiliates that it was terminating the marketing agreement based on the failure to cure the alleged breaches, and Bluegreen was removed from all Bass Pro retail stores. BVU subsequently filed a counter claim against Bass Pro and Big Cedar LLC.

On June 13, 2019, Bluegreen entered into a settlement agreement which resolved the litigation and reinstated and amended the marketing agreement. Pursuant to the terms of the settlement agreement, Bass Pro agreed to reinstate BVU’s access to Bass Pro’s marketing channels, including Bass Pro and Cabela’s retail stores. Additionally, with no admission of any wrongdoing, Bluegreen paid Bass Pro $20.0 million within 15 days after the execution of the settlement agreement; Bluegreen agreed to pay Bass Pro $4.0 million on each January 1 from 2020 through 2024; and Bluegreen agreed that Bass Pro would retain $1.5 million of an amount prepaid to them earlier in 2019 under the marketing agreement. Additionally, in lieu of the previous commission arrangement, Bluegreen agreed to pay Bass Pro a fixed annual fee of $70,000 for each Bass Pro and Cabela’s retail store that BVU accesses (excluding retail stores which are designated to provide tours to Bluegreen/Big Cedar Vacations, or “Bluegreen/Big Cedar Feeder Stores”) plus $32 per net vacation package sold (less cancellations and refunds within 45 days of sale), excluding sales at Bluegreen/Big Cedar Feeder Stores. Bluegreen also agreed to contribute to the Wonders of Wildlife Foundation $5.00 per net package sold (less cancellations and refunds within 45 days of sale), subject to an annual minimum of $700,000. The fixed annual fee was prorated for 2019. Subject to the terms and conditions of the settlement agreement, Bluegreen will generally be required to pay the fixed annual fee with respect to at least 59 Bass Pro retail stores and a minimum number of Cabela’s retail stores that increases over time to a total of at least 60 Cabela’s retail stores by the end of 2021. Notwithstanding the foregoing, the minimum number of Bass Pro and Cabela’s retail stores for purposes of the fixed annual fee may be reduced under certain circumstances set forth in the parties’ agreement, including as a result of a reduction of traffic in the stores in excess of 25% year-over-year. The parties also executed mutual waivers and releases and agreed to the dismissal of the litigation. Bluegreen accrued for the net present value of the above payments required by the settlement agreement, plus attorneys’ fees and costs, totaling approximately $39.1 million, which is reflected in selling, general, and administrative expenses in the Company’s condensed consolidated statements of operations for the nine months ended September 30, 2019. As of September 30, 2019, $17.6 million was accrued for the remaining payments required by the settlement agreement, which are reflected in other liabilities in the Company’s condensed consolidated statement of financial condition.

As of September 30, 2019, Bluegreen sold vacation packages in 68 of Bass Pro retail stores and 7 Cabela’s retail stores. During the nine months ended September 30, 2019 and 2018, VOI sales to prospects and leads generated by the agreement with Bass Pro accounted for approximately 13% and 14%, respectively, of Bluegreen’s VOI sales volume.

Other Bluegreen Litigation

On September 22, 2017, Stephen Potje, Tamela Potje, Sharon Davis, Beafus Davis, Matthew Baldwin, Tammy Baldwin, Arnor Lee, Angela Lee, Gretchen Brown, Paul Brown, Jeremy Estrada, Emily Estrada, Michael Oliver, Carrie Oliver, Russell Walters, Elaine Walters, and Mike Ericson, individually and on behalf of all other similarly situated, filed a purported class action lawsuit against Bluegreen which asserted claims for alleged violations of the Florida Deceptive and Unfair Trade Practices Act and the Florida False Advertising Law. In the complaint, the plaintiffs alleged the making of false representations in connection with Bluegreen’s sales of VOIs. The purported class action lawsuit was dismissed without prejudice after mediation. However, on or about April 24, 2018, plaintiffs re-filed their individual claims in Palm Beach County Circuit Court. Subsequently, on October 15, 2019, the Court entered an order granting summary judgment in favor of Bluegreen and dismissed all claims.

On February 28, 2018, Oscar Hernandez and Estella Michael filed a purported class action litigation in San Bernardino Superior Court against BVU. The central claims in the complaint, as amended during June 2018, include alleged failures to pay overtime and wages at termination and to provide meal and rest periods, as well as claims relating to non-compliant wage statements and unreimbursed business expenses; and a claim under the Private Attorney’s General Act. Plaintiffs sought to represent a class of approximately 660 hourly, non-exempt employees who worked in the state of California since March 1, 2014. In April 2019, the parties mediated and agreed to settle the matter for an immaterial amount. It is expected that the court will approve the settlement and the dismissal of the lawsuit after the settlement documents are executed.

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

On January 7, 2019, Debbie Adair and thirty-four other timeshare purchasers filed a lawsuit against BVU and Bass Pro alleging violations of the Tennessee Consumer Protection Act, the Tennessee Time-share Act, the California Time-Share Act, fraudulent misrepresentation for failure to make certain required disclosures, fraudulent inducement for inducing purchasers to remain under contract past rescission, unauthorized practice of law, civil conspiracy, unjust enrichment, and breach of contract. Plaintiffs seek rescission of their contracts, monetary damages, including statutory treble damages, or in the alternative, punitive damages in an amount not less than $0.5 million. Bluegreen believes the lawsuit is without merit and intends to vigorously defend the action. Bluegreen has agreed to indemnify Bass Pro with respect to the claims brought against it in this proceeding.

On March 15, 2018, BVU entered into an Agreement for Purchase and Sale of Assets with T. Park Central, LLC, O. Park Central, LLC, and New York Urban Ownership Management, LLC (collectively “New York Urban”) (the “Purchase and Sale Agreement”), which provides for the purchase of The Manhattan Club inventory over a number of years and the assumption of the management contract with The Manhattan Club HOA anticipated to occur in 2021. On October 7, 2019, New York Urban initiated arbitration proceedings against BVU alleging that The Manhattan Club HOA (of which BVU is a member) is obligated to pay an increased management fee to a New York Urban affiliate and that this higher amount would be the benchmark for BVU’s purchase of the management contract under the parties’ Purchase and Sale Agreement. New York Urban is also seeking damages in the arbitration proceedings in excess of $10.0 million for promissory estoppel and tortious interference. BVU has denied New York Urban’s claims and has declared New York Urban in default under the Purchase and Sale Agreement for, among other things, initiating arbitration in violation of the Purchase and Sale Agreement. BVU has informed New York Urban that it would not proceed with its inventory purchases until New York Urban’s defaults are cured. The Purchase and Sale Agreement provides that, in the event of a breach, the nonbreaching party may either waive the breach or terminate the Purchase and Sale Agreement as its sole and exclusive remedy.

Commencing in 2015, it came to Bluegreen’s attention that its collection efforts with respect to its VOI notes receivable were being impacted by a then emerging, industry-wide trend involving the receipt of “cease and desist” letters from exit firms and attorneys purporting to represent certain VOI owners. Following receipt of these letters, Bluegreen is unable to contact the owners unless allowed by law. Bluegreen believes these exit firms have encouraged owners to become delinquent and ultimately default on their obligations and that such actions and Bluegreen’s inability to contact the owners are a primary contributor to the increase in its annual default rates. Bluegreen’s average annual default rates have increased from 6.9% in 2015 to 8.6% in 2019. Bluegreen also estimates that approximately 15.0% of the total delinquencies on its VOI notes receivable as of September 30, 2019 related to VOI notes receivable subject to this issue. Bluegreen has in a number of cases pursued, and may in the future pursue, legal action against the VOI owners, and as described below, against the exit firms.

On December 21, 2018, Bluegreen filed a lawsuit against timeshare exit firm Totten Franqui and certain of its affiliates (“TPEs”). In the complaint, Bluegreen alleged that the TPEs, through various forms of deceptive advertising, as well as inappropriate direct contact with VOI owners, made false statements about Bluegreen and provided misleading information to the VOI owners. The TPEs have encouraged nonpayment by consumers and exacted fees for doing so. Bluegreen believes the consumers are paying fees to the TPEs in exchange for illusory services and has asserted claims against the TPEs under the Lanham Act, as well as tortious interference with contractual relations, civil conspiracy to commit tortious interference, and other claims. During the course of the litigation, the TPEs and Totten Franqui filed for bankruptcy, which resulted in the litigation being stayed. The bankruptcy judge has appointed an independent trustee to handle the estate of the debtors, and Bluegreen has been in discussions with the bankruptcy trustee about a possible settlement. Bluegreen intends to assert all of its legal rights in the bankruptcy case.

The following is a description of certain commitments, contingencies, and guarantees:

In lieu of paying maintenance fees for unsold VOI inventory, Bluegreen may enter into subsidy agreements with certain HOAs. During the nine months ended September  30, 2019 and 2018, Bluegreen made payments related to such subsidies of $10.5 million and $2.2 million, respectively. As of September  30, 2019, Bluegreen had accrued $8.0 million for such subsidies, which is included in other liabilities in the Company’s condensed consolidated statement of financial condition. As of December 31, 2018, Bluegreen had no accrued liabilities for such subsidies.

The Company guarantees certain obligations of its wholly-owned subsidiaries and unconsolidated real estate joint ventures, including the following:

•

BBX Capital is a guarantor of 50% of the outstanding balance of a third party loan to the Sunrise and Bayview Partners, LLC real estate joint venture, which had an outstanding balance of $5.0 million as of September 30, 2019.

•	BBX Capital is a guarantor on certain notes payable by its wholly-owned subsidiaries. See Note 8 for additional information regarding these obligations.

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

As of
September 30, 2019
Operating lease assets	$110,435
Operating lease liabilities	$124,129
Weighted average remaining lease term (years)	6.5
Weighted average discount rate (1)	5.33%

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

The Company generally recognizes lease costs associated with its operating leases on a straight-line basis over the lease term, while variable lease payments that do not depend on an index or rate are recognized as variable lease costs in the period in which the obligation for those payments is incurred. The table below sets forth information regarding the Company’s lease costs which are included in cost of trade sales and selling, general, and administrative expenses in the Company’s condensed consolidated statements of operations (in thousands):

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30, 2019	September 30, 2019
Fixed lease costs	$7,300	21,677
Short-term lease costs	1,377	3,718
Variable lease costs	2,237	6,717
Total operating lease costs	$10,914	32,112

The table below sets forth information regarding the maturity of the Company’s operating lease liabilities as of September 30, 2019 (in thousands):

Period Ending December 31,
2019	$6,735
2020	25,671
2021	24,484
2022	22,343
2023	19,145
After 2023	56,736
Total lease payments	155,114
Less: interest	30,985
Present value of lease liabilities	$124,129

The above operating lease payments exclude $9.9 million of legally binding minimum lease payments for lease agreements executed but not yet commenced, as the Company has not received possession of the leased property.  Included in the Company’s statement of cash flows under operating activities for the nine months ended September 30, 2019 was $20.8 million of cash paid for amounts included in the measurement of lease liabilities. During the nine months ended September 30, 2019, the Company obtained $21.7 million of right-of-use assets in exchange for operating lease liabilities.

13.    Common Stock

Share Repurchase Program

In June 2017, BBX Capital’s board of directors approved a share repurchase program authorizing the purchase of up to 5,000,000 shares of BBX Capital’s Class A Common Stock and Class B Common Stock at an aggregate cost of up to $35.0 million. During the three and nine months ended September 30, 2019, BBX Capital purchased 1,398,361 and 1,799,539 shares of its Class A Common Stock, respectively, for approximately $7.0 million and $8.9 million, respectively. As of September 30, 2019, BBX Capital had purchased 3,321,132 shares of its Class A Common Stock for approximately $18.9 million pursuant to the June 2017 share repurchase program.

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

In October 2019, 566,322 shares of restricted Class A common stock awards and 1,901,793 shares of restricted Class B common stock awards previously granted to certain of the Company’s officers vested. The officers surrendered a total of 222,848 shares of Class A common stock and 748,357 shares of Class B common stock to the Company to satisfy the $4.5 million tax withholding obligation associated with the vesting of these awards. The Company retired the surrendered shares.

Earnings per Share

During the three and nine months ended September 30, 2019, approximately 3,039,265 shares of unvested restricted stock awards were not included in the computation of diluted earnings per share for such periods because such awards were assumed to be fully repurchased under the treasury stock method based on the unrecognized compensation cost associated with such awards. During the three and nine months ended September 30, 2018, there were no unvested restricted stock awards that were excluded from the computation of diluted earnings per share for such periods.

14.    Noncontrolling Interests and Redeemable Noncontrolling Interest

Noncontrolling interests in the Company’s consolidated subsidiaries consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Bluegreen (1)	$40,159	41,478
Bluegreen / Big Cedar Vacations (2)	54,706	45,611
Joint ventures and other	892	899
Total noncontrolling interests	$95,757	87,988

The redeemable noncontrolling interest included in the Company’s condensed consolidated statements of financial condition as of September 30, 2019 and December 31, 2018 of $2.2 million and $2.6 million, respectively, is comprised of a redeemable noncontrolling interest associated with IT’SUGAR. The Company owns 90.4% of IT’SUGAR’s Class B Units, while the remaining 9.6% of such units are held by a noncontrolling interest and may be redeemed for cash at the holder’s option upon a contingent event outside of the Company’s control.

Income (loss) attributable to noncontrolling interests, including redeemable noncontrolling interests, consisted of the following (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Bluegreen (1)	$1,962	2,048	2,346	6,817
Bluegreen / Big Cedar Vacations (2)	2,248	3,585	9,095	9,509
Joint ventures and other	(98)	173	(166)	(2)
Net income attributable to noncontrolling interests	$4,112	5,806	11,275	16,324

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

Financial Disclosures about Fair Value of Financial Instruments

The tables below set forth information regarding the Company’s consolidated financial instruments (in thousands):

			Fair Value Measurements Using
			Quoted prices
	Carrying		in Active	Significant
	Amount	Fair Value	Markets	Other	Significant
	As of	As of	for Identical	Observable	Unobservable
	September 30,	September 30,	Assets	Inputs	Inputs
	2019	2019	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$368,818	368,818	368,818	-	-
Restricted cash	48,597	48,597	48,597	-	-
Notes receivable, net	445,706	587,000	-	-	587,000
Financial liabilities:
Receivable-backed notes payable	$436,760	456,600	-	-	456,600
Notes payable and other borrowings	161,420	169,366	-	-	169,366
Junior subordinated debentures	137,038	149,500	-	-	149,500
Redeemable 5% cumulative preferred stock	9,730	9,538	-	-	9,538

			Fair Value Measurements Using
			Quoted prices
	Carrying		in Active	Significant
	Amount	Fair Value	Markets	Other	Significant
	As of	As of	for Identical	Observable	Unobservable
	December 31,	December 31,	Assets	Inputs	Inputs
	2018	2018	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$366,305	366,305	366,305	-	-
Restricted cash	54,792	54,792	54,792	-	-
Notes receivable, net	439,167	537,000	-	-	537,000
Financial liabilities:
Receivable-backed notes payable	$458,931	462,400	-	-	462,400
Notes payable and other borrowings	200,887	203,547	-	-	203,547
Junior subordinated debentures	136,425	132,400	-	-	132,400
Redeemable 5% cumulative preferred stock	9,472	9,538	-	-	9,538

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

Woodbridge is a wholly-owned subsidiary of the Company and owned 90.3% of Bluegreen’s outstanding common stock as of September 30, 2019.

Bluegreen paid or reimbursed the Company for management advisory, risk management, administrative and other services in the amounts of $0.4 million and $1.3 million during the three and nine months ended September 30, 2019, respectively, and $0.6 million and $1.2 million during the three and nine months ended September 30, 2018, respectively.

The Company received $11.4 million and $34.3 million of dividends from Bluegreen during the three and nine months ended September 30, 2019, respectively, and $10.1 million and $30.3 million of dividends from Bluegreen during the three and nine months ended September 30, 2018, respectively.

In April 2015, pursuant to a Loan Agreement and Promissory Note, a wholly-owned subsidiary of Bluegreen provided an $80.0 million loan to BBX Capital. Amounts outstanding on the loan bear interest at a rate of 6% per annum. Payments of interest are required on a quarterly basis, and all outstanding amounts are due and payable in April 2020. BBX Capital is permitted to prepay the loan in whole or in part at any time, and prepayments may be required, to the extent necessary, in order for Bluegreen or its subsidiaries to remain in compliance with covenants under outstanding indebtedness. During each of the three and nine months ended September  30, 2019 and 2018, BBX Capital recognized $1.2 million and $3.6 million, respectively, of interest expense on the loan to Bluegreen.  The interest expense was eliminated in consolidation in the Company’s condensed consolidated financial statements.

In May 2015, the Company, Woodbridge, Bluegreen, Renin, and their respective subsidiaries entered into an Agreement to Allocate Consolidated Income Tax Liability and Benefits pursuant to which, among other customary terms and conditions, the parties agreed to file consolidated federal tax returns. Under the agreement, the parties calculate their respective income tax liabilities and attributes as if each of them were a separate filer. If any tax attributes of one party to the agreement are used by another party to the agreement to offset such other party’s tax liability, the party providing the benefit will receive an amount for the tax benefits realized. During the nine months ended September  30, 2019, BBX Capital received $13.0 million and $1.0 million of tax sharing payments from Bluegreen and Renin, respectively.  BBX Capital did not receive any tax sharing payments from Bluegreen and Renin during the three months ended September 30, 2019.  During the three and nine months ended September  30, 2018, BBX Capital received $7.1 million and $21.0 million, respectively, of tax sharing payments from Bluegreen.

During each of the three and nine months ended September 30, 2019 and 2018, the Company paid Abdo Companies, Inc. approximately $77,000 and $230,000, respectively, in exchange for certain management services. John E. Abdo, the Company’s Vice Chairman, is the principal shareholder and Chief Executive Officer of Abdo Companies, Inc.

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

In the segment information for the three and nine months ended September 30, 2019 and 2018, amounts set forth in the column entitled “Other” include the Company’s investments in various operating businesses, including its remaining operating businesses in the confectionery industry, a controlling financial interest in a restaurant acquired in connection with a loan receivable default, and its pizza restaurant operations as a franchisee of MOD Pizza. As described in Note 1, the Company exited its pizza restaurant operations as a franchisee of MOD Pizza in September 2019. The amounts set forth in the column entitled “Reconciling Items and Eliminations” include corporate general and administrative expenses, interest expense associated with Woodbridge’s junior subordinated debentures and BBX Capital’s $50.0 million revolving line of credit, and elimination entries.

The Company evaluates segment performance based on segment income before income taxes.

The table below sets forth the Company’s segment information as of and for the three months ended September 30, 2019 (in thousands):

Revenues:	Bluegreen	BBX Capital Real Estate	Renin	IT'SUGAR	Other	Reconciling Items and Eliminations	Segment Total
Sales of VOIs	$66,318	-	-	-	-	-	66,318
Fee-based sales commissions	60,478	-	-	-	-	-	60,478
Other fee-based services	33,744	-	-	-	-	-	33,744
Cost reimbursements	21,111	-	-	-	-	-	21,111
Trade sales	-	-	16,442	24,678	6,541	(1)	47,660
Sales of real estate inventory	-	370	-	-	-	-	370
Interest income	22,081	166	-	-	45	(495)	21,797
Net gains on sales of real estate assets	-	399	-	-	-	-	399
Other revenue	2,146	197	-	15	1,053	(174)	3,237
Total revenues	205,878	1,132	16,442	24,693	7,639	(670)	255,114
Costs and expenses:
Cost of VOIs sold	3,121	-	-	-	-	-	3,121
Cost of other fee-based services	23,746	-	-	-	-	-	23,746
Cost reimbursements	21,111	-	-	-	-	-	21,111
Cost of trade sales	-	-	12,983	13,902	4,976	(1)	31,860
Cost of real estate inventory sold	-	-	-	-	-	-	-
Interest expense	10,388	-	131	24	29	1,298	11,870
Recoveries from loan losses, net	-	(1,821)	-	-	-	-	(1,821)
Impairment losses	-	37	-	-	3,993	-	4,030
Selling, general and administrative expenses	117,159	2,336	2,849	9,567	4,900	11,738	148,549
Total costs and expenses	175,525	552	15,963	23,493	13,898	13,035	242,466
Equity in net earnings of unconsolidated real estate joint ventures	-	28,534	-	-	-	-	28,534
Foreign exchange gain (loss)	-	-	-	-	-	-	-
Income (loss) before income taxes	$30,353	29,114	479	1,200	(6,259)	(13,705)	41,182

Total assets	$1,360,829	147,712	32,103	150,841	32,135	93,818	1,817,438

Expenditures for property and equipment	$3,986	1	79	3,752	224	-	8,042
Depreciation and amortization	$3,585	-	303	1,181	714	101	5,884
Debt accretion and amortization	$1,430	22	6	56	1	60	1,575
Cash and cash equivalents	$183,207	21,781	-	2,412	7,745	153,673	368,818
Real estate equity method investments	$-	53,739	-	-	-	-	53,739
Goodwill	$-	-	-	35,167	2,081	-	37,248
Receivable-backed notes payable	$436,760	-	-	-	-	-	436,760
Notes payable and other borrowings	$119,045	32,009	8,394	406	1,861	(295)	161,420
Junior subordinated debentures	$71,883	-	-	-	-	65,155	137,038

The table below sets forth the Company’s segment information as of and for the three months ended September 30, 2018 (in thousands):

	Bluegreen	BBX Capital Real Estate	Renin	IT'SUGAR	Other	Reconciling Items and Eliminations	Segment Total
Revenues:
Sales of VOIs	$70,698	-	-	-	-	-	70,698
Fee-based sales commissions	61,641	-	-	-	-	-	61,641
Other fee-based services	31,057	-	-	-	-	-	31,057
Cost reimbursements	16,900	-	-	-	-	-	16,900
Trade sales	-	-	15,330	22,663	5,815	(5)	43,803
Sales of real estate inventory	-	7,478	-	-	-	-	7,478
Interest income	21,531	229	-	-	10	(613)	21,157
Other revenue	378	572	-	99	840	(220)	1,669
Total revenues	202,205	8,279	15,330	22,762	6,665	(838)	254,403
Costs and expenses:
Cost of VOIs sold	11,237	-	-	-	-	-	11,237
Cost of other fee-based services	19,937	-	-	-	-	-	19,937
Cost reimbursements	16,900	-	-	-	-	-	16,900
Cost of trade sales	-	-	12,306	12,236	4,420	(5)	28,957
Cost of real estate inventory sold	-	4,655	-	-	-	-	4,655
Interest expense	9,208	-	157	-	53	1,712	11,130
Recoveries from loan losses, net	-	(443)	-	-	-	-	(443)
Impairment losses	-	193	-	-	-	-	193
Selling, general and administrative expenses	112,407	2,307	2,250	8,962	4,868	12,765	143,559
Total costs and expenses	169,689	6,712	14,713	21,198	9,341	14,472	236,125
Equity in net earnings of unconsolidated real estate joint ventures	-	373	-	-	-	-	373
Foreign exchange gain	-	-	76	-	-	-	76
Income (loss) before income taxes	$32,516	1,940	693	1,564	(2,676)	(15,310)	18,727

Total assets	$1,336,992	136,290	28,798	71,450	37,577	66,660	1,677,767

Expenditures for property and equipment	$9,242	131	99	1,942	1,704	125	13,243
Depreciation and amortization	$3,169	91	292	1,153	644	108	5,457
Debt accretion and amortization	$1,086	-	4	(90)	143	91	1,234
Cash and cash equivalents	$195,439	21,625	-	4,483	10,068	137,897	369,512
Real estate equity method investments	$-	42,550	-	-	-	-	42,550
Goodwill	$-	-	-	35,167	4,315	-	39,482
Receivable-backed notes payable	$433,450	-	-	-	-	-	433,450
Notes payable and other borrowings	$137,834	16,285	9,422	620	3,090	29,926	197,177
Junior subordinated debentures	$71,147	-	-	-	-	65,084	136,231

The table below sets forth the Company’s segment information as of and for the nine months ended September 30, 2019 (in thousands):

	Bluegreen	BBX Capital Real Estate	Renin	IT'SUGAR	Other	Reconciling Items and Eliminations	Segment Total
Revenues:
Sales of VOIs	$186,351	-	-	-	-	-	186,351
Fee-based sales commissions	161,033	-	-	-	-	-	161,033
Other fee-based services	94,015	-	-	-	-	-	94,015
Cost reimbursements	58,705	-	-	-	-	-	58,705
Trade sales	-	-	51,124	63,347	24,250	(16)	138,705
Sales of real estate inventory	-	5,030	-	-	-	-	5,030
Interest income	65,964	631	-	-	130	(1,995)	64,730
Net gains on sales of real estate assets	-	11,395	-	-	-	-	11,395
Other revenue	4,228	1,492	152	241	2,020	(593)	7,540
Total revenues	570,296	18,548	51,276	63,588	26,400	(2,604)	727,504
Costs and expenses:
Cost of VOIs sold	17,541	-	-	-	-	-	17,541
Cost of other fee-based services	66,538	-	-	-	-	-	66,538
Cost reimbursements	58,705	-	-	-	-	-	58,705
Cost of trade sales	-	-	40,989	37,442	16,563	(16)	94,978
Cost of real estate inventory sold	-	2,643	-	-	-	-	2,643
Interest expense	29,955	-	387	81	72	4,184	34,679
Recoveries from loan losses, net	-	(4,206)	-	-	-	-	(4,206)
Impairment losses	-	37	-	-	6,749	-	6,786
Selling, general and administrative expenses	355,041	6,709	8,326	26,645	16,061	35,728	448,510
Total costs and expenses	527,780	5,183	49,702	64,168	39,445	39,896	726,174
Equity in net earnings of unconsolidated real estate joint ventures	-	37,276	-	-	-	-	37,276
Foreign exchange loss	-	-	(24)	-	-	-	(24)
Income (loss) before income taxes	$42,516	50,641	1,550	(580)	(13,045)	(42,500)	38,582

Expenditures for property and equipment	$18,502	4	284	6,233	1,245	18	26,286
Depreciation and amortization	$10,453	93	897	3,313	1,889	320	16,965
Debt accretion and amortization	$3,616	133	23	168	2	243	4,185

The table below sets forth the Company’s segment information as of and for the nine months ended September 30, 2018 (in thousands):

	Bluegreen	BBX Capital Real Estate	Renin	IT'SUGAR	Other	Reconciling Items and Eliminations	Segment Total
Revenues:
Sales of VOIs	$195,412	-	-	-	-	-	195,412
Fee-based sales commissions	167,581	-	-	-	-	-	167,581
Other fee-based services	89,472	-	-	-	-	-	89,472
Cost reimbursements	47,157	-	-	-	-	-	47,157
Trade sales	-	-	47,205	58,967	19,954	(12)	126,114
Sales of real estate inventory	-	17,138	-	-	-	-	17,138
Interest income	63,771	2,064	-	1	105	(2,203)	63,738
Net gains on sales of real estate assets	-	4,802	-	-	-	-	4,802
Other revenue	1,269	2,020	-	134	1,455	(600)	4,278
Total revenues	564,662	26,024	47,205	59,102	21,514	(2,815)	715,692
Costs and expenses:
Cost of VOIs sold	19,838	-	-	-	-	-	19,838
Cost of other fee-based services	53,983	-	-	-	-	-	53,983
Cost reimbursements	47,157	-	-	-	-	-	47,157
Cost of trade sales	-	-	38,454	34,020	15,583	(12)	88,045
Cost of real estate inventory sold	-	11,283	-	-	-	-	11,283
Interest expense	25,470	-	497	-	241	4,661	30,869
Recoveries from loan losses, net	-	(7,258)	-	-	-	-	(7,258)
Impairment losses	-	362	-	-	187	-	549
Selling, general and administrative expenses	315,535	7,175	7,641	25,559	16,541	37,908	410,359
Total costs and expenses	461,983	11,562	46,592	59,579	32,552	42,557	654,825
Equity in net earnings of unconsolidated real estate joint ventures	-	1,165	-	-	-	-	1,165
Foreign exchange gain	-	-	91	-	-	-	91
Income (loss) before income taxes	$102,679	15,627	704	(477)	(11,038)	(45,372)	62,123

Expenditures for property and equipment	$24,347	298	447	4,169	3,841	214	33,316
Depreciation and amortization	$9,087	283	869	3,327	1,445	387	15,398
Debt accretion and amortization	$2,765	2	12	-	159	221	3,159

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

Forward-Looking Statements

This document contains forward-looking statements based largely on current expectations of the Company that involve a number of risks and uncertainties. All opinions, forecasts, projections, future plans, or other statements, other than statements of historical fact, are forward-looking statements and can be identified by the use of words or phrases such as “plans,” “believes,” “will,” “expects,” “anticipates,” “intends,” “estimates,” “our view,” “we see,” “would,” and words and phrases of similar import. The forward-looking statements in this document are also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and involve substantial risks and uncertainties. We can give no assurance that such expectations will prove to be correct. Actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements contained herein. Forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties that are subject to change based on factors which are, in many instances, beyond our control. When considering forward-looking statements, the reader should keep in mind the risks, uncertainties, and other cautionary statements made in this report and in the Company’s other reports filed with the SEC. The reader should not place undue reliance on any forward-looking statement, which speaks only as of the date made. This document also contains information regarding the past performance of the Company and its respective investments and operations. The reader should note that prior or current performance is not a guarantee or indication of future performance. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, and all such information should only be viewed as historical data.

Future results and the accuracy of forward-looking statements may be affected by various risks and uncertainties, including the risk factors applicable to the Company which are described in “Item 1. Business – Cautionary Note Regarding Forward-Looking Statements” and “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Annual Report”), as well as the risk that Bluegreen Vacations Corporation’s (“Bluegreen” or “Bluegreen Vacations”) relationship with Bass Pro under the revised terms of its marketing agreement with Bass Pro may not be as profitable as under the prior terms, or at all, or otherwise result in the benefits anticipated, and that Bluegreen may not open kiosks in Cabela’s stores in the number or at the times anticipated. The risk factors described in the 2018 Annual Report, as well as the other risks and factors detailed in this report and the other reports filed by the Company with the SEC, are not necessarily all of the important factors that could cause the Company’s actual results to differ materially from those expressed in any of the forward-looking statements. Other unknown or unpredictable factors could cause the Company’s actual results to differ materially from those expressed in any of the forward-looking statements. As a result, the Company cautions that the foregoing factors are not exclusive.

Given these uncertainties, you are cautioned not to place undue reliance on forward-looking statements, and you should read this Quarterly Report on Form 10-Q with the understanding that actual future results, levels of activity, performance, and events and circumstances may be materially different from prior results or what the Company expects. The Company qualifies all forward-looking statements by these cautionary statements.

Forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q, and the Company undertakes no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report.

Critical Accounting Policies

See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the section “Critical Accounting Policies” to the Company’s 2018 Annual Report for a discussion of the Company’s critical accounting policies.

New Accounting Pronouncements

See Note 1 to the Company’s condensed consolidated financial statements included in Item 1 of this report for a discussion of new accounting pronouncements applicable to the Company.

Overview

BBX Capital is a Florida-based diversified holding company whose principal investments are Bluegreen Vacations, BBX Capital Real Estate LLC (“BBX Capital Real Estate”), Renin Holdings, LLC (“Renin”), and IT’SUGAR, LLC (“IT’SUGAR”). In addition to its principal investments, the Company has other investments in various operating businesses, including companies in the confectionery industry.

The Company’s goal is to build long-term shareholder value. Since many of the Company’s assets do not generate income on a regular or predictable basis, the Company’s objective continues to be long-term growth as measured by increases in book value and intrinsic value over time. In addition, the Company’s goal is to streamline its investment verticals so that the Company can be more easily analyzed and followed by the marketplace. The Company regularly reviews the performance of its investments and, based upon economic, market, and other relevant factors, considers transactions involving the sale or disposition of all or a portion of its assets, investments, or subsidiaries. These include, among other alternatives, a sale or spin-off of its assets, investments, or subsidiaries or transactions involving public or private issuances of debt or equity securities which decrease or dilute the Company’s ownership interest in such investments.

In 2016, Food for Thought Restaurant Group (“FFTRG”), a wholly-owned subsidiary of BBX Capital, entered into area development and franchise agreements with MOD Super Fast Pizza (“MOD Pizza”) related to the development of up to approximately 60 MOD Pizza franchised restaurant locations throughout Florida. Through 2019, FFTRG had opened nine restaurant locations.  As a result of FFTRG’s overall operating performance and the Company’s goal of streamlining its investment verticals, the Company entered into an agreement with MOD Pizza to terminate the area development and franchise agreements and transferred seven of its restaurant locations, including the related assets, operations, and lease obligations, to MOD Pizza during the third quarter of 2019. In addition, the Company closed the remaining two locations and terminated the related lease agreements. The Company recognized $4.0 million and $6.7 million of impairment losses associated with its investment in MOD Pizza restaurant locations during the three and nine months ended September 30, 2019, respectively.

As of September  30, 2019, the Company had total consolidated assets of approximately $1.8 billion and shareholders’ equity of approximately $556.7 million.

Summary of Consolidated Results of Operations

Consolidated Results

The following summarizes key financial highlights for the three months ended September 30, 2019 compared to the same 2018 period:

•	Total consolidated revenues of $255.1 million, a 0.3% increase compared to the same period in 2018.
•	Income before income taxes of $41.2 million, a 119.9% increase compared to the same period in 2018.
•	Net income attributable to common shareholders of $22.4 million, a 262.3% increase compared to the same period in 2018.
•	Diluted earnings per share of $0.24 per diluted share, an $0.18 per share increase compared to the same 2018 period.

The following summarizes key financial highlights for the nine months ended September 30, 2019 compared to the same 2018 period:

•	Total consolidated revenues of $727.5 million, a 1.7% increase compared to the same period in 2018.
•	Income before income taxes of $38.6 million, a 37.9% decrease compared to the same period in 2018.
•	Net income attributable to common shareholders of $12.2 million, a 48.6% decrease compared to the same period in 2018.
•	Diluted earnings per share of $0.13 per diluted share, an $0.11 per share decrease compared to the same 2018 period.

The Company’s consolidated results for the three months ended September 30, 2019 compared to the same 2018 period were impacted by the following:

•

The Altis at Bonterra joint venture’s sale of its multifamily apartment community located in Hialeah,  Florida, which resulted in the recognition of $29.1 million of equity earnings from the joint venture for the three months ended September 30, 2019.

•

The Company’s exit from its MOD Pizza restaurant operations, which resulted in the recognition of $4.0 million of impairment losses during the three months ended September 30, 2019, as described above.

•

A net increase in Bluegreen’s gross profits from VOI sales primarily attributable to a decrease in costs of VOIs sold, which reflects an increase in the acquisition of secondary market VOI inventory and the sale of relatively lower cost VOIs in 2019, partially offset by a decrease in system-wide sales of VOIs primarily due to a decline in VPG and guest tours, an increase in the provision for loan losses, which reflects higher loan defaults in 2019, and an increase in net carrying cost of VOI inventory.

In addition to the items discussed above for the three months ended September 30, 2019, the Company’s consolidated results for the nine months ended September 30, 2019 compared to the same 2018 period were impacted by the following:

•	The recognition of a charge of $39.1 million in the 2019 period associated with Bluegreen’s settlement agreement with Bass Pro in June 2019.
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

•

A  net decrease in Bluegreen’s gross profits from VOI sales primarily attributable to lower system-wide sales of VOIs and an increase in the provision for loan losses, partially offset by a decrease in costs of VOIs sold.

•

An increase in Bluegreen’s net carrying cost of VOI inventory primarily due to Bluegreen’s acquisition of the Éilan Hotel and Spa during April 2018, an increase in maintenance fees and developer subsidies, and a decline in rental and sampler revenues.

•

A decrease in BBX Capital Real Estate’s interest income and recoveries from loan losses primarily due to the continued decline in the balance of the Company’s legacy portfolio, as several significant nonaccrual commercial loans were repaid in 2018.

Segment Results

We currently report the results of our business activities through the following reportable segments: Bluegreen, BBX Capital Real Estate, Renin, and IT’SUGAR.

Information regarding income before income taxes by reportable segment is set forth in the table below (in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Bluegreen	$30,353	32,516	(2,163)	42,516	102,679	(60,163)
BBX Capital Real Estate	29,114	1,940	27,174	50,641	15,627	35,014
Renin	479	693	(214)	1,550	704	846
IT'SUGAR	1,200	1,564	(364)	(580)	(477)	(103)
Other	(6,259)	(2,676)	(3,583)	(13,045)	(11,038)	(2,007)
Reconciling items and eliminations	(13,705)	(15,310)	1,605	(42,500)	(45,372)	2,872
Income before income taxes	41,182	18,727	22,455	38,582	62,123	(23,541)
Provision for income taxes	(14,682)	(6,742)	(7,940)	(15,068)	(21,997)	6,929
Net income	26,500	11,985	14,515	23,514	40,126	(16,612)
Less: Net income attributable to noncontrolling interests	4,112	5,806	(1,694)	11,275	16,324	(5,049)
Net income attributable to shareholders	$22,388	6,179	16,209	12,239	23,802	(11,563)

Bluegreen Reportable Segment

Segment Description

Bluegreen is a leading vacation ownership company that markets and sells VOIs and manages resorts in popular leisure and urban destinations. Bluegreen’s resort network includes 45 Club Resorts (resorts in which owners in its Vacation Club have the right to use most of the units in connection with their VOI ownership) and 24 Club Associate Resorts (resorts in which owners in its Vacation Club have the right to use a limited number of units in connection with their VOI ownership). Bluegreen’s Club Resorts and Club Associate Resorts are primarily located in popular, high-volume, “drive-to” vacation locations, including Orlando, Las Vegas, Myrtle Beach and Charleston, among others. Through its points-based system, the approximately 219,000 owners in its Vacation Club have the flexibility to stay at units available at any of its resorts and have access to approximately 11,350 other hotels and resorts through partnerships and exchange networks. Bluegreen has a robust sales and marketing platform supported by exclusive marketing relationships which drive sales within its core demographic.

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

Adjusted EBITDA. Bluegreen defines Adjusted EBITDA as EBITDA adjusted for EBITDA attributable to the noncontrolling interest in Bluegreen/Big Cedar Vacations (in which Bluegreen owns a 51% interest) and items that Bluegreen believes are not representative of ongoing operating results. Accordingly, amounts paid, accrued, or incurred in connection with the Bass Pro settlement in June 2019 were excluded in the computation of Adjusted EBITDA for the nine months ended September 30, 2019.

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

Results of Operations

Information regarding the results of operations for Bluegreen, including a reconciliation of net income to EBITDA and Adjusted EBITDA, is set forth below (dollars in thousands):

1

	For the Three Months Ended September 30,
	2019		2018
	Amount	% of System-wide sales of VOIs (5)	Amount	% of System-wide sales of VOIs (5)
Developed VOI sales (1)	$87,863	52%	$90,596	52%
Secondary market sales	72,081	42%	54,300	31%
Fee-based sales	87,646	51%	88,155	51%
JIT sales	4,505	3%	13,591	8%
Less: Equity trade allowances (6)	(81,720)	-48%	(73,336)	-42%
System-wide sales of VOIs	170,375	100%	173,306	100%
Less: Fee-based sales	(87,646)	-51%	(88,155)	-51%
Gross sales of VOIs	82,729	49%	85,151	49%
Provision for loan losses (2)	(16,411)	-20%	(14,453)	-17%
Sales of VOIs	66,318	39%	70,698	41%
Cost of VOIs sold (3)	(3,121)	-5%	(11,237)	-16%
Gross profit (3)	63,197	95%	59,461	84%
Fee-based sales commissions (4)	60,478	69%	61,641	70%
Financing revenue, net of
financing expense	11,693	7%	12,323	7%
Other fee-based services	54,855	32%	47,957	28%
Cost of other fee-based services	(38,979)	-23%	(33,929)	-20%
Net carrying cost of VOI inventory	(5,878)	-3%	(2,908)	-2%
Selling and marketing expenses	(87,358)	-51%	(84,955)	-49%
General and administrative expenses	(29,801)	-17%	(27,452)	-16%
Operating profit	28,207	17%	32,138	19%
Other income	2,146		378
Provision for income taxes	(7,778)		(8,443)
Net income	$22,575		$24,073

Adjustments for EBITDA:
Provision for income taxes	7,778		8,443
Income before taxes	30,353		32,516
Depreciation and amortization	3,585		3,169
Franchise taxes	112		56
Interest expense (other than interest
incurred on debt that is secured by
VOI notes receivable)	5,326		4,207
Interest income (other than interest
earned on VOI notes receivable)	(1,799)		(1,407)
EBITDA	37,577		38,541
Adjustments for Adjusted EBITDA:
(Gain) loss on assets held for sale	(166)		18
EBITDA attributable to
noncontrolling interest in
Bluegreen/Big Cedar Vacations	(2,364)		(3,637)
Severance	1,924		-
Adjusted EBITDA	$36,971		$34,922

	For the Nine Months Ended September 30,
	2019		2018
	Amount	% of System-wide sales of VOIs (5)	Amount	% of System-wide sales of VOIs (5)
Developed VOI sales (1)	$255,288	55%	$218,842	46%
Secondary market sales	184,571	40%	185,847	38%
Fee-based sales	237,793	51%	246,773	52%
JIT sales	9,157	2%	32,274	7%
Less: Equity trade allowances (6)	(223,182)	-48%	(205,625)	-43%
System-wide sales of VOIs	463,627	100%	478,111	100%
Less: Fee-based sales	(237,793)	-51%	(246,773)	-52%
Gross sales of VOIs	225,834	49%	231,338	48%
Provision for loan losses (2)	(39,483)	-17%	(35,926)	-16%
Sales of VOIs	186,351	40%	195,412	41%
Cost of VOIs sold (3)	(17,541)	-9%	(19,838)	-10%
Gross profit (3)	168,810	91%	175,574	90%
Fee-based sales commissions (4)	161,033	68%	167,581	68%
Financing revenue, net of
financing expense	36,009	8%	38,301	8%
Other fee-based services	152,720	33%	136,629	29%
Cost of other fee-based services	(106,390)	-23%	(94,065)	-20%
Net carrying cost of VOI inventory	(18,853)	-4%	(7,075)	-1%
Selling and marketing expenses	(235,580)	-51%	(233,961)	-49%
General and administrative expenses	(119,461)	-26%	(81,574)	-17%
Operating profit	38,288	8%	101,410	21%
Other income	4,228		1,269
Provision for income taxes	(9,124)		(24,997)
Net income	$33,392		$77,682

Adjustments for EBITDA:
Provision for income taxes	9,124		24,997
Income before taxes	42,516		102,679
Depreciation and amortization	10,453		9,087
Franchise taxes	171		180
Interest expense (other than interest
incurred on debt that is secured by
VOI notes receivable)	14,564		11,136
Interest income (other than interest
earned on VOI notes receivable)	(5,437)		(4,222)
EBITDA	62,267		118,860
Adjustments for Adjusted EBITDA:
(Gain) loss on assets held for sale	(2,146)		9
EBITDA attributable to
noncontrolling interest in
Bluegreen/Big Cedar Vacations	(9,339)		(9,521)
Severance	1,924		751
Bass Pro Settlement	39,121		-
Adjusted EBITDA	$91,827		$110,099

(1)

Developed VOI sales represent sales of VOIs acquired or developed by Bluegreen as part of its developed VOI business. Developed VOI sales do not include Secondary Market sales, Fee-Based sales or JIT sales.

(2)	Percentages for provision for loan losses are calculated as a percentage of gross sales of VOIs, which excludes Fee-Based sales (and not as a percentage of system-wide sales of VOIs).
(3)	Percentages for costs of VOIs sold and gross profit are calculated as a percentage of sales of VOIs (and not as a percentage of system-wide sales of VOIs).
(4)	Percentages for Fee-Based sales commission revenue are calculated as a percentage of Fee-Based sales (and not as a percentage of system-wide sales of VOIs).
(5)	Represents the applicable line item, calculated as a percentage of system-wide sales of VOIs, unless otherwise indicated in the above footnotes.
(6)	Equity trade allowances are amounts granted to customers upon trading in their existing VOIs in connection with the purchase of additional VOIs.

Sales of VOIs. Sales of VOIs were $66.3 million and $186.4 million during the three and nine months ended September 30, 2019, respectively, and $70.7 million and $195.4 million during the three and nine months ended September 30, 2018, respectively. Sales of VOIs are impacted by the factors described below in system-wide sales of VOIs. Gross sales of VOIs were reduced by $16.4 million and $39.5 million during the three and nine months ended September 30, 2019, respectively, and $14.5 million and $35.9 million during the three and nine months ended September 30, 2019, respectively, for the provision for loan losses. The provision for loan losses varies based on the amount of financed, non-fee based sales during the period and changes in estimates of future notes receivable performance for existing loans. Bluegreen’s provision for loan losses as a percentage of gross sales of VOIs was 20% and 17% during the three and nine months ended September 30, 2019, respectively, and 17% and 16% for the three and nine months ended September 30, 2018, respectively. The percentage of sales which were realized in cash within 30 days from sale was approximately 40%  and 42% during the three and nine months ended September 30, 2019, respectively, compared to 39% and 41% during the three and nine months ended September 30, 2018, respectively. The increases  in the provision for loan losses were primarily due to an increase in average annual default rates, which Bluegreen believes is due in large part to the receipt of letters from attorneys who purport to represent certain VOI owners and have encouraged such owners to become delinquent and ultimately default on their obligations. Defaults associated with such letters in the third quarter of 2019 were up 61% compared to the third quarter of 2018 and up 26% compared to the second quarter of 2019. The increase in such defaults were primarily driven by higher attorney default activity for Bluegreen’s resorts and owners located in Missouri, where Bluegreen believes certain attorneys are currently targeting its customers. See Note 11 to the Company’s condensed consolidated financial statements included in Item 1 of this report for additional information regarding such letters and actions taken by Bluegreen in connection therewith. While Bluegreen believes its notes receivable are adequately reserved at this time, actual defaults may differ from the estimates, and the reserve may not be adequate. In addition to the factors described below impacting system-wide sales of VOIs, sales of VOIs are impacted by the proportion of system-wide sales of VOIs sold on behalf of third parties on a commission basis, which are not included in sales of VOIs.

The average default rates and delinquency rates (more than 30 days past due) on Bluegreen’s VOI notes receivable were as follows:

	For the Twelve Months Ended September 30,
	2019	2018
Average annual default rates	8.59%	8.41%

	As of September 30,
	2019	2018
Delinquency rates	3.31%	2.79%

System-wide sales of VOIs. System-wide sales of VOIs were $170.4 million and $463.6 million during the three and nine months ended September 30, 2019, respectively, and $173.3 million and $478.1 million during the three and nine months ended September 30, 2019, respectively. Bluegreen estimates that system-wide sales of VOIs were adversely impacted by approximately $6.0 million and $5.8 million as a result of named hurricanes in September 2019 and 2018, respectively. System-wide VOI sales decreased during the three and nine months ended September 30, 2019 compared to same 2018 periods due to a decrease in VPG and the number of guest tours. In addition, Bluegreen believes that the decrease in system-wide VOI sales for the nine months ended September 30, 2019 was due in part to disruptions in staffing and operations at certain of Bluegreen’s sales offices related to the issues with Bass Pro which were resolved when the parties entered into a settlement agreement in June 2019.  See Note 11 to the Company’s condensed consolidated financial statements included in Item 1 of this report for additional information regarding the Bass Pro settlement.

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

The following table sets forth certain information related to Bluegreen’s system-wide sales of VOIs:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
Number of sales offices at period-end	26	25	4%	26	25	4%
Number of active sales arrangements with
third-party clients at period-end	15	15	0%	15	15	0%
Total number of VOI sales transactions	11,613	10,955	6%	30,530	30,959	-1%
Average sales price per transaction	$14,799	$15,988	-7%	$15,290	$15,576	-2%
Number of total guest tours	65,875	66,434	-1%	179,180	182,183	-2%
Sale-to-tour conversion ratio – total
marketing guests	17.6%	16.5%	7%	17.0%	17.0%	0%
Number of new guest tours	40,914	42,118	-3%	109,451	113,621	-4%
Sale-to-tour conversion ratio – new
marketing guests	14.4%	13.9%	4%	14.0%	14.5%	-3%
Percentage of sales to existing owners	52.5%	50.7%	4%	53.9%	51.0%	6%
Average sales volume per guest	$2,609	$2,636	-1%	$2,605	$2,647	-2%

Cost of VOIs Sold.  During the three months ended September 30, 2019 and 2018, cost of VOIs sold was $3.1 million and $11.2 million, respectively, and represented 5% and 16%, respectively, of sales of VOIs. During the nine months ended September 30, 2019 and 2018, cost of VOIs sold was $17.5 million and $19.8 million, respectively, and represented 9% and 10%, respectively, of sales of VOIs. Cost of VOIs sold as a percentage of sales of VOIs varies between periods based on the relative costs of the specific VOIs sold in each period and the size of the point packages of the VOIs sold or acquired (due to offered volume discounts, including consideration of cumulative sales to existing owners). Additionally, the effect of changes in estimates under the relative sales value method, including estimates of project sales, future defaults, upgrades, and incremental revenue from the resale of repossessed VOI inventory, are reflected on a retrospective basis in the period the change occurs. Therefore, cost of sales will typically be favorably impacted in periods in which a significant amount of Secondary Market VOI inventory is acquired or actual defaults and equity trades are higher than anticipated and the resulting change in estimate is recognized. During the 2019 periods, Bluegreen acquired more Secondary Market VOI inventory compared to the 2018 periods due to a temporary suspension of Secondary Market VOI inventory purchases in September 2018 in connection with a computer system conversion involving Bluegreen’s sales and inventory process. In addition, during the 2019 periods, Bluegreen’s cost of sales benefited from sales of relatively lower cost VOIs as compared to the 2018 periods in which relatively higher cost VOIs were sold.

Fee-Based Sales Commission Revenue. During the three months ended September 30, 2019 and 2018, Bluegreen sold $87.6 million and $88.2 million, respectively, of third-party VOI inventory under commission arrangements and earned sales and marketing commissions of $60.5 million and $61.6 million, respectively, in connection with those sales. During the nine months ended September 30, 2019 and 2018, Bluegreen sold $237.8 million and $246.8 million, respectively, of third-party VOI inventory under commission arrangements and earned sales and marketing commissions of $161.0 million and $167.6 million, respectively, in connection with those sales. The decreases in sales of third-party developer inventory on a commission basis during the 2019 periods  were due primarily to the factors described above relating to the decrease in system-wide sales of VOIs. Bluegreen earned an average sales and marketing commission of 69% and 68% during the three and nine months ended September 30, 2019, respectively, and 70%  and 68% during the three and nine months ended September 30, 2018, respectively, which is net of a reserve for commission refunds in connection with early defaults and cancellations, pursuant to the terms of certain of Bluegreen’s fee-based service arrangements. The decrease in sales and marketing commissions as a percentage of fee-based sales for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 is primarily related to the mix of developer sales at higher commission rates in the 2018 period as well as higher reserves for early tenured defaults in the 2019 period, which Bluegreen refunds to third-party developers in certain circumstances.

Financing Revenue, Net of Financing Expense. During the three and nine months ended September 30, 2019, financing revenue, net of financing expense was $11.7 million and $36.0 million, respectively, compared to $12.3 million and $38.3 million during the respective comparable 2018 periods. The decrease is primarily attributable to a higher weighted average cost of borrowing and higher outstanding debt balances during the 2019 periods as compared to the 2018 periods. Additionally, in September 2019, Bluegreen paid off its 2013 Notes Payable and, in connection with this repayment, wrote off unamortized debt issuance costs of $0.4 million which contributed to the increase in interest expense in the 2019 periods.

Other Fee-Based Services. During the three and nine months ended September 30, 2019, revenue from Bluegreen’s resort operations, club management, and title operations was $54.9 million and $152.7 million, respectively, compared to $48.0 million and $136.6 million, respectively during the comparable 2018 periods. These other fee-based services revenues were partially offset by expenses directly related to these operations of $39.0 million and $106.4 million, for the three and nine months ended September 30, 2019, respectively, and $33.9 million and $94.1 million for the comparable 2018 periods, respectively.

Other fee-based services revenue increased 14% and 12% during the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018. Cost reimbursement revenue, which primarily consists of payroll and payroll related costs for management of the HOAs and other services Bluegreen provides where Bluegreen is the employer, increased 25% during both the three and nine months ended September 30, 2019 as compared to the comparable 2018 periods. Net of cost reimbursement revenue, resort operations and club management revenues increased 7% and 5% for the three and nine months ended September 30, 2019 as compared to the comparable 2018 periods. Resort operations and club management revenues increased during the 2019 periods compared to the 2018 periods primarily as a result of the receipt of management fees for the full periods in 2019 related to managed resorts added during 2018 and higher third-party rental commissions. Bluegreen managed 49 resort properties as of both September 30, 2019 and September 30, 2018.

Cost of other fee-based services increased 15% and 13% during the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018. This increase was primarily due to increased cost reimbursement expense and the timing of the new managed resorts described above.

Net Carrying Cost of VOI Inventory. The carrying cost of Bluegreen’s VOI inventory was $9.2 million and $7.2 million during the three months ended September 30, 2019 and 2018, respectively, which was partially offset by rental and sampler revenues of $3.3 million and $4.3 million, respectively. The carrying cost of Bluegreen’s inventory was $26.7 million and $20.1 million during the nine months ended September 30, 2019 and 2018, respectively, which was partially offset by rental and sampler revenues of $7.8 million and $13.0 million, respectively. The increase in net carrying costs of VOI inventory was primarily related to Bluegreen’s acquisition of the Éilan Hotel and Spa during April 2018, increased maintenance fees and developer subsidies associated with the increase in VOI inventory, decreased rentals of developer inventory, and decreased net operating profits from Bluegreen’s sampler program.

Selling and Marketing Expenses. Selling and marketing expenses were $87.4 million and $235.6 million during the three and nine months ended September 30, 2019, respectively, and $85.0 million and $234.0 million during the three and nine months ended September 30, 2018, respectively. As a percentage of system-wide sales of VOIs, selling and marketing expenses increased to 51% during both the three and nine months ended September 30, 2019 from 49% during both the three and six months ended September 30, 2018, respectively. The increase in selling and marketing expenses as a percentage of system-wide sales of VOIs is primarily attributable to higher costs per guest tour and lower VPG.

Bluegreen’s agreement with Bass Pro previously provided for the payment of a variable commission upon the sale of a VOI to a marketing prospect obtained through the Bass Pro marketing channels. As discussed herein, pursuant to the settlement agreement and amended marketing arrangement with Bass Pro, the settlement payments and a portion of the ongoing annual marketing fees are fixed costs and/or are subject to annual minimums regardless of the volume of VOI sales produced from the resulting marketing prospects generated from the amended agreement. If Bluegreen’s amended agreement with Bass Pro does not generate a sufficient number of prospects and leads or is terminated or limited, Bluegreen may not be able to successfully market and sell its products and services at current sales levels, at anticipated levels, or at levels required in order to offset the costs associated with its marketing efforts. In addition, the amended arrangement with Bass Pro is expected to result in an annual 9% increase in Bluegreen’s marketing expenses as a percentage of sales from the program based on the increase in fixed costs associated with the program and anticipated VOI sales volumes from this marketing channel. Should Bluegreen’s VOI sales volumes be below expectations, the increase in the costs of this marketing program would be higher than expected, and Bluegreen’s results of operations and cash flows would be adversely impacted.

General and Administrative Expenses. General and administrative expenses were $29.8 million and $119.5 million during the three and nine months ended September  30, 2019, respectively, and $27.5 million and $81.6 million during the three and nine months ended September 30, 2018, respectively. As a percentage of system-wide sales of VOIs, general and administrative expenses were 17%  and 26% during the three and nine months ended September 30, 2019 and 16% and 17% for the three and nine months ended September 30, 2018, respectively. General and administrative expenses for the nine months ended September 30, 2019 include a charge of $39.1 million related to the settlement of the dispute with Bass Pro in June 2019.  See Note 11 to the Company’s condensed consolidated financial statements included in Item 1 of this report for additional information regarding the Bass Pro settlement.  In addition, during the three and nine months ended September 30, 2019, Bluegreen accrued severance and transition expenses of $1.9 million pursuant to agreements entered into with certain executives and members of management during 2019.

Other Income. Other income was $2.1 million and $4.2 million during the three and nine months ended September 30, 2019, respectively, and $0.4 million and $1.3 million during the three and nine months ended September 30, 2018, respectively. These increases in other income, net were primarily related to a land sale during June 2019, which resulted in a gain of $2.0 million, and the receipt of $1.7 million in business interruption insurance proceeds in July 2019 related to a named hurricane in 2017.

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

Current Trends and Developments

Beacon Lake Master Planned Development

During the nine months ended September 30, 2019,  BBXRE continued its development of the Beacon Lake Community in St. Johns County, Florida and sold to homebuilders the remaining 51 developed lots in Phase I of the project, which is comprised of 302 lots.  In addition, BBXRE is currently developing the lots comprising Phase II of the project, which is expected to include approximately 400 single-family homes and 196 townhomes, and 79 lots for single-family homes as part of a future phase of the project. BBXRE anticipates that sales of Phase II lots to homebuilders will commence during the first quarter of 2020.

The Altman Companies and Related Investments

In 2018, BBXRE acquired a 50% membership interest in the Altman Companies, a joint venture between the Company and Joel Altman (“JA”) engaged in the development, construction, and management of multifamily apartment communities. As of September 30, 2019, BBXRE had investments in nine active developments sponsored by the Altman Companies, comprised of three developments that are stabilized or being leased and expected to be sold over the next two years, four developments that are under construction, and two projects that are currently in predevelopment stages.

During the nine months ended September 30, 2019, BBXRE monetized certain of its investments in real estate joint ventures that were sponsored by the Altman Companies, including the following:

•

In April 2019, the Altis at Lakeline joint venture sold its 354 unit multifamily apartment community located in Cedar Park, Texas. As a result of the sale, BBXRE recognized $5.0 million of equity earnings and received approximately $9.3 million of distributions from the venture during the nine months ended September 30, 2019.

•

In August 2019, the Altis at Bonterra joint venture sold its 314 unit multifamily apartment community located in Hialeah, Florida. As a result of the sale, BBXRE recognized $29.1 million of equity earnings and received approximately $46.0 million of distributions from the joint venture during the nine months ended September 30, 2019. In addition, prior to the sale, BBXRE received approximately $4.3 million of distributions from the venture during the nine months ended September 30, 2019 related to prior operating profits of the venture.

BBXRE also continued to invest in new real estate joint ventures sponsored by the Altman Companies, which are summarized below:

•

During the nine months ended September 30, 2019, joint ventures sponsored by the Altman Companies closed on construction financing and commenced development of Altis at Preserve (Suncoast), a 350 unit multifamily apartment community in Tampa, Florida, and Altis at Little Havana, a 224 unit multifamily apartment community in Miami, Florida. The Altman Companies is providing development, construction, and management services to the ventures in exchange for ongoing fee revenue, and BBXRE and JA have invested in the respective managing member of these ventures. As of September 30, 2019, BBXRE had invested $0.8 million in the managing member of each of these joint ventures.

•

In August 2019, BBXRE invested $4.5 million in the Altis at Vineland Pointe joint venture, which was formed to acquire land, obtain entitlements, and fund predevelopment costs for the development of a potential multifamily apartment community in Orlando, Florida. The joint venture expects to receive entitlements for the project, close on permanent development financing, and commence construction in 2020.

Other Joint Venture Activity

During the nine months ended September 30, 2019, the PGA Design Center joint venture sold its remaining commercial buildings located in Palm Beach Gardens, Florida and provided seller financing to the buyer for a portion of the sales price. As a result of the sale, BBXRE recognized $2.8 million of equity earnings and received approximately $2.3 million of distributions from the venture.

In addition, BBXRE invested in two new real estate joint ventures, including The Main Las Olas joint venture, which was formed to invest in the development of The Main Las Olas, a mixed-used project in downtown Fort Lauderdale, Florida that is planned to be comprised of an office tower with approximately 365,000 square feet of leasable area, a residential tower with approximately 341 units, and approximately 45,000 square feet of ground floor retail, and the Sky Cove joint venture, which was formed to develop, construct, and sell 204 single-family homes in Westlake Florida. BBXRE has invested $1.9 million in The Main Las Olas joint venture and $4.2 million in the Sky Cove joint venture and expects to invest an additional $2.1 million in The Main Las Olas joint venture as the development progresses.

Other Real Estate Activity

During the nine months ended September 30, 2019, BBXRE sold other various real estate assets within its portfolio, including RoboVault, a self-storage facility located in Fort Lauderdale, Florida, its remaining land parcels located at PGA Station in Palm Beach Gardens, Florida, and land parcels located in St. Cloud, Florida and Leesburg, Florida. As a result of these sales, BBXRE recognized total net gains on sales of real estate of $11.4 million and received aggregate net proceeds of $32.1 million. In connection with the sale of its remaining land parcels at PGA Station, which were sold to the buyer of the commercial buildings sold by the PGA Design Center joint venture, as described above, BBXRE reinvested $2.1 million of the proceeds in the PGA Lender joint venture, a joint venture formed with the PGA Design Center joint venture to invest in the seller financing provided to the buyer by the PGA Design Center joint venture.

Results of Operations

Information regarding the results of operations for BBXRE is set forth below (dollars in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Sales of real estate inventory	$370	7,478	(7,108)	5,030	17,138	(12,108)
Interest income	166	229	(63)	631	2,064	(1,433)
Net gains on sales of real estate assets	399	-	399	11,395	4,802	6,593
Other	197	572	(375)	1,492	2,020	(528)
Total revenues	1,132	8,279	(7,147)	18,548	26,024	(7,476)
Cost of real estate inventory sold	-	4,655	(4,655)	2,643	11,283	(8,640)
Recoveries from loan losses, net	(1,821)	(443)	(1,378)	(4,206)	(7,258)	3,052
Impairment losses	37	193	(156)	37	362	(325)
Selling, general and administrative expenses	2,336	2,307	29	6,709	7,175	(466)
Total costs and expenses	552	6,712	(6,160)	5,183	11,562	(6,379)
Equity in net earnings of unconsolidated joint ventures	28,534	373	28,161	37,276	1,165	36,111
Income before income taxes	$29,114	1,940	27,174	50,641	15,627	35,014

BBX Capital Real Estate’s income before income taxes for the three months ended September 30, 2019 compared to the same 2018 period increased by $27.2 million primarily due to the following:

•	A net increase in equity in earnings of unconsolidated joint ventures primarily due to the Altis at Bonterra joint venture’s sale of its multifamily apartment community, as described above; and
•	A net increase in recoveries from loan losses primarily due to payments received in 2019 from guarantors on two previously charged off commercial loans; partially offset by
•

A decrease in net profits from the sale of developed lots to homebuilders at the Beacon Lake Community development, as BBXRE sold 83 lots during the 2018 period and no lots in the 2019 period, partially offset by the recognition of additional contingent sale revenue in 2019 from prior lot closings.

BBX Capital Real Estate’s income before income taxes for the nine months ended September 30, 2019 compared to the same 2018 period increased by $35.0 million primarily due to the following:

•

A net increase in equity in earnings of unconsolidated joint ventures and gains on sales of real estate assets primarily associated with the sales in the 2019 period described above, as well as the sale of single-family homes by the Chapel Trail joint venture; partially offset by

•	The recognition of a $3.1 million net gain upon the sale of a student housing complex in the 2018 period;
•

A decrease in interest income and recoveries from loan losses primarily due to the continued decline in the balance of the legacy asset portfolio, as several significant nonaccrual commercial loans were repaid in 2018; and

•	A decrease in net profits from the sale of developed lots to homebuilders at the Beacon Lake Community development, as BBXRE sold 51 developed lots in the 2019 period and 205 in the 2018 period.

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

Current Trends and Developments

During 2019, Renin continued to experience a shift in its customer mix towards retail customers, including big box retailers, while its barn door products have continued to increase as a percentage of its overall product mix. In particular, during the nine months ended September 30, 2019, retail, commercial, and direct installation trade sales as a percentage of total gross trade sales were 64%, 26%, and 10%, respectively, compared to 58%, 32% and 10% during the comparable 2018 period. This shift reflects the addition of Costco as a retail customer of barn doors, the expansion of Renin’s sales program with Lowe’s to include additional stores, and a decrease in commercial sales. As a result, Renin’s sales of barn door products as a percentage of total gross sales increased to 34% during the nine months ended September 30, 2019 from 29% during the same 2018 period.

Results of Operations

Information regarding the results of operations for Renin is set forth below (dollars in thousands):

		For the Three Months Ended September 30,			For the Nine Months Ended September 30,
		2019	2018	Change	2019	2018	Change
Trade sales		$16,442	15,330	1,112	51,124	47,205	3,919
Cost of trade sales		(12,983)	(12,306)	(677)	(40,989)	(38,454)	(2,535)
Gross margin		3,459	3,024	435	10,135	8,751	1,384
Selling, general and administrative expenses		2,849	2,250	599	8,326	7,641	685
Total operating profits		610	774	(164)	1,809	1,110	699
Other revenue		-	-	-	152	-	152
Interest expense		(131)	(157)	26	(387)	(497)	110
Foreign exchange gain (loss)		-	76	(76)	(24)	91	(115)
Income before income taxes		$479	693	(214)	1,550	704	846
Gross margin percentage	%	21.04	19.73	1.31	19.82	18.54	1.29
SG&A as a percent of trade sales	%	17.33	14.68	2.65	16.29	16.19	0.10

Renin’s income before income taxes for the three months ended September 30, 2019 was $0.5 million compared to $0.7 million during the same 2018 period. The decrease was primarily due to the following:

•

An increase in selling, general and administrative expenses primarily due to consulting expenses related to the procurement of raw materials and higher employee compensation expenses associated with the accrual of performance bonuses; partially offset by

•	An increase in trade sales primarily due to higher sales volume from Renin’s retail channel customers; and
•

An improvement in Renin’s gross margin percentage which reflects improved pricing for the procurement of raw materials in 2019 and a barn door promotion in the 2018 period that was not repeated in the 2019 period, partially offset by the impact of tariffs on products imported from China.

Renin’s income before income taxes for the nine months ended September 30, 2019 was $1.6 million compared to $0.7 million during the same 2018 period. The increase was primarily due to an increase in trade sales and gross margin, partially offset by an increase in selling, general and administrative expenses, primarily related to the factors described above related to the three months ended September 30, 2019 and 2018.

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

Current Trends and Developments

During 2019, IT’SUGAR continued to invest capital in several new retail locations, including Grand Bazaar, a 6,000 square foot flagship location in Las Vegas, Nevada that was opened in June 2019, and a new retail location in Orlando, Florida that was opened in March 2019. In addition, IT’SUGAR expects to open a 21,000 square foot, three story flagship location at American Dream, a 3 million square foot shopping and entertainment complex in New Jersey, during the fourth quarter of 2019. IT’SUGAR is also continuing to evaluate the lease agreements for its current retail locations where sales volumes may give rise to early lease termination rights and the potential opportunity to renegotiate lease terms and occupancy costs.

IT’SUGAR’s results of operations are subject to seasonal fluctuations, and the third quarter has historically been its most profitable quarter. It is anticipated that IT’SUGAR will incur a loss before income taxes for the year ended December 31, 2019 due primarily to the expected costs of opening new stores and the related depreciation expense. However, IT’SUGAR generated positive cash flows from operations during the nine months ended September 30, 2019 and is expected to continue to do so for the remainder of 2019.

Results of Operations

Information regarding the results of operations for IT’SUGAR is set forth below (dollars in thousands):

		For the Three Months Ended September 30,			For the Nine Months Ended September 30,
		2019	2018	Change	2019	2018	Change
Trade sales		$24,678	22,663	2,015	63,347	58,967	4,380
Cost of trade sales		(13,902)	(12,236)	(1,666)	(37,442)	(34,020)	(3,422)
Gross margin		10,776	10,427	349	25,905	24,947	958
Selling, general and administrative expenses		9,567	8,962	605	26,645	25,559	1,086
Total operating profits		1,209	1,465	(256)	(740)	(612)	(128)
Interest and other income		15	99	(84)	241	135	106
Interest expense		(24)	-	(24)	(81)	-	(81)
Income (loss) before income taxes		$1,200	1,564	(364)	(580)	(477)	(103)
Gross margin percentage	%	43.67	46.01	(2.34)	40.89	42.31	(1.42)
SG&A as a percent of trade sales	%	38.77	39.54	(0.78)	42.06	43.34	(1.28)

IT’SUGAR’s income before income taxes for the three months ended September 30, 2019 was $1.2 million compared to $1.6 million during the same 2018 period, which reflects the following:

•

A net increase in selling, general and administrative expenses primarily due to costs associated with new locations opened during the fourth quarter of 2018 and the first nine months of 2019, including the FAO Schweetz location in New York City and the Grand Bazaar location in Las Vegas, executive severance expense, and costs related to the closure of certain retail locations; partially offset by

•	A net increase in trade sales and gross margin primarily due to the opening of new locations, as described above.

IT’SUGAR’s loss before income taxes for the nine months ended September 30, 2019 compared to the same 2018 period increased by $103,000 primarily due to the factors described above related to the three months ended September 30, 2019 and 2018.

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

During the nine months ended September 30, 2019 and 2018, Other also included the operating results of MOD Pizza restaurant locations located throughout Florida. As described in the “Overview” section above, during the third quarter of 2019, the Company entered into an agreement with MOD Pizza to terminate its area development and franchise agreements related to the development of MOD Pizza restaurant locations in Florida and transferred seven of its restaurant locations, including the related assets, operations, and lease obligations, to MOD Pizza. In addition, the Company closed the remaining two locations and terminated the related lease agreements.

Businesses in the Confectionery Industry

The loss before income taxes from the Company’s other businesses in the confectionery industry for the three and nine months ended September 30, 2019 was $1.3 million and $3.7 million, respectively, compared to $1.5 million and $8.1 million for the comparable 2018 periods, respectively. The decrease in losses generated by these operations reflects the impact of various strategic initiatives implemented by the Company during 2018, which included the closure of a manufacturing facility and a reduction in corporate personnel and infrastructure.

Consistent with the Company’s goal of streamlining its investment verticals so the Company can be more easily analyzed and followed by the marketplace, the Company is evaluating strategic alternatives related to certain of its businesses in the confectionery industry, including, but not limited to, the possible sale, spin-off, or exit of these businesses. To the extent that the Company pursues one or more of these strategic alternatives, the Company may recognize impairment charges and incur additional costs in future periods. As of September 30, 2019, the confectionery businesses currently under evaluation had a net book value of approximately $5.0 million.

MOD Pizza Restaurant Operations

The loss before income taxes from the Company’s MOD Pizza restaurant operations for the three and nine months ended September  30, 2019 was $4.8 million and $9.5 million, respectively, compared to $1.4 million and $3.2 million for the comparable 2018 periods, respectively. The increase in losses was primarily attributable to the recognition of impairment losses of $4.0 million and $6.7 million during the three and nine months ended September 30, 2019, respectively, primarily associated with the Company’s exit from its MOD Pizza restaurant operations during the third quarter of 2019.

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

Corporate General and Administrative Expenses

BBX Capital’s corporate general and administrative expenses consist primarily of costs associated with administering the various support functions at its corporate headquarters, including executive compensation, legal, accounting, human resources, investor relations, and executive offices. BBX Capital’s corporate general and administrative expenses for the three and nine months ended September 30, 2019 were $12.0 million and $36.6 million, respectively, compared to $13.0 million and $38.7 million, respectively, for the comparable 2018 periods. The decrease in corporate general and administrative expenses for the three and nine months ended September 30, 2019 compared to the same 2018 periods primarily reflects lower share-based compensation expenses, reduced headcount, and lower professional fees in the 2019 periods.

Interest Expense

Excluding its note payable to Bluegreen, BBX Capital’s interest expense for the three and nine months ended September 30, 2019 was $1.3 million and $4.2 million, respectively, compared to $1.7 million and $4.8 million, respectively, for the comparable 2018 periods. The decrease in interest expense during the three and nine months ended September 30, 2019 compared to the same 2018 periods primarily resulted from the repayment of the outstanding balance of $30.0 million on BBX Capital’s $50.0 million revolving line of credit in January 2019, partially offset by higher interest expense on Woodbridge’s junior subordinated debentures associated with higher rates on the variable rates of interest on such debt during the 2019 periods.

BBX Capital’s interest expense on the $80.0 million note payable to Bluegreen was $1.2 million and $3.6 million for each of the three and nine months ended September 30, 2019 and 2018, respectively. The interest expense on this note and the related interest income recognized by Bluegreen are eliminated in the Company’s consolidated statements of operations.

Interest Income

During the three and nine months ended September 30, 2019, the Company recognized $0.8 million and $1.9 million, respectively, of interest and investment income from BBX Capital’s interest-bearing cash accounts and other investments compared to $0.6 million and $1.6 million, respectively, for the comparable 2018 periods.

Provision for Income Taxes

The Company estimates its effective annual income tax rate on a quarterly basis based on current and forecasted operating results for the annual period and applies the estimated effective income tax rate to its income before income taxes reduced by net income attributable to noncontrolling interests in joint ventures taxed as partnerships.

The Company’s effective income tax rate was approximately 38%  and 37% during the three and nine months ended September 30, 2019, respectively, compared to an effective income tax rate of 44%  and 36% for the comparable 2018 periods. The effective tax rate for the nine months ended September 30, 2019 excludes the tax benefit associated with the $39.1 million Bass Pro litigation settlement, which the Company accounted for as a discrete item at the statutory income tax rate of 26%. The effective income tax rate for the nine months ended September 30, 2018 excludes a discrete income tax expense of $2.8 million related to the recognition of a provisional adjustment associated with the December 2017 Tax Reform Act.

The Company’s effective income tax rate for the three and nine months ended September 30, 2019 and 2018 was higher than the expected federal income tax rate of 21% primarily due to nondeductible executive compensation and state income taxes.

Net Income Attributable to Noncontrolling Interests

BBX Capital’s consolidated financial statements include the results of operations and financial position of various partially-owned subsidiaries in which it holds a controlling financial interest, including Bluegreen, Bluegreen/Big Cedar Vacations, and IT’SUGAR. As a result, the Company is required to attribute net income to the noncontrolling interests in these subsidiaries.

Net income attributable to noncontrolling interests was $4.1 million and $11.3 million during the three and nine months ended September 30, 2019, respectively, compared to $5.8 million and $16.3 million, respectively, for the comparable 2018 periods. The decrease in net income attributable to noncontrolling interests for the three and nine months ended September  30, 2019 compared to the same 2018 periods was primarily due to a decrease in the net income of Bluegreen and Bluegreen/Big Cedar Vacations.

Consolidated Cash Flows

A summary of our consolidated cash flows is set forth below (in thousands):

	For the Nine Months Ended
	September 30,
	2019	2018
Cash flows provided by operating activities	$60,394	43,587
Cash flows provided by investing activities	23,609	961
Cash flows used in financing activities	(87,685)	(28,573)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(3,682)	15,975
Cash, cash equivalents and restricted cash at beginning of period	421,097	409,247
Cash, cash equivalents and restricted cash at end of period	$417,415	425,222

Cash Flows provided by Operating Activities

The Company’s operating cash flows increased by $16.8 million during the nine months ended September  30, 2019 compared to the same 2018 period. The increase was primarily due to an increase in operating distributions from real estate joint ventures and decreased spending on the acquisition and development of VOI inventory, partially offset by the $20.0 million payment made to Bass Pro in June 2019 pursuant to the settlement agreement described above, an increase in payments for federal income taxes, and a decrease in proceeds from the sale of developed lots at the Beacon Lake Community development.

Cash Flows provided by Investing Activities

The Company’s investing cash flows increased by $22.6 million during the nine months ended September 30, 2019 compared to the same 2018 period. The increase reflects the impact of sales activity in BBX Capital Real Estate’s portfolio, which resulted in an increase in distributions from real estate joint ventures and higher net proceeds from the sale of real estate held-for-sale, and decreased spending by Bluegreen on property and equipment, partially offset by a decline in loan collections in the legacy asset portfolio and an increase in investments in real estate joint ventures.

Cash Flows used in Financing Activities

The Company’s cash used in financing activities increased by $59.1 million during the nine months ended September 30, 2019 compared to the same 2018 period, which was primarily due to an increase in payments, net of borrowings, on the Company’s debt, partially offset by a net decrease of $51.2 million in payments for the purchase and retirement of the Company’s common stock during 2019 as compared to 2018, as the Company purchased 6.5 million shares of its common stock for $60.1 million in a tender offer in April 2018, and a decrease in distributions to noncontrolling interest, which was primarily attributable to distributions to the noncontrolling interest in Bluegreen/Big Cedar Vacations during the 2018 period.

Seasonality

Bluegreen has historically experienced, and expects to continue to experience, seasonal fluctuations in its revenues and results of operations. This seasonality has resulted, and may continue to result, in fluctuations in quarterly operating results. Due to consumer travel patterns, Bluegreen typically experiences an increase in tours and VOI sales during the second and third quarters of the calendar year.

IT'SUGAR and certain of the Company’s other operating businesses are subject to seasonal fluctuations in trade sales, which cause fluctuations in the Company’s quarterly results of operations. Historically, IT’SUGAR has generated its strongest retail trade sales during the months from June through August, as well as during the month of December.

Commitments

The Company’s material commitments as of September 30, 2019 included the required payments due on its receivable-backed debt, notes payable and other borrowings, junior subordinated debentures, commitments to complete certain projects based on its sales contracts with customers, subsidy advances to certain HOAs, and commitments under non-cancelable operating leases.

The following table summarizes the contractual minimum principal and interest payments required on the Company’s outstanding debt, outstanding payments required under the Bass Pro settlement agreement, and payments required on the Company’s non-cancelable operating leases by period due date as of September  30, 2019 (in thousands):

	Payments Due by Period
					Unamortized
					Debt
	Less than	1 — 3	4 — 5	After 5	Issuance
Contractual Obligations	1 year	Years	Years	Years	Costs	Total

Receivable-backed notes payable	$-	14,503	94,163	333,609	(5,515)	436,760
Notes payable and other borrowings	14,273	111,863	7,591	29,202	(1,509)	161,420
Jr. subordinated debentures	-	-	-	177,129	(40,091)	137,038
Redeemable 5% cumulative preferred stock	5,000	5,000	-	-	(270)	9,730
Noncancelable operating leases	6,735	50,155	41,488	56,736	-	155,114
Bass Pro settlement agreement	4,000	8,000	8,000	-	-	20,000
Total contractual obligations	30,008	189,521	151,242	596,676	(47,385)	920,062

Interest Obligations (1)
Receivable-backed notes payable	17,683	35,109	29,603	93,671	-	176,066
Notes payable and other borrowings	7,736	10,577	3,400	21,643	-	43,356
Jr. subordinated debentures	11,977	23,954	23,954	136,694	-	196,579
Total contractual interest	37,396	69,640	56,957	252,008	-	416,001
Total contractual obligations	$67,404	259,161	208,199	848,684	(47,385)	1,336,063

(1)	Assumes that the scheduled minimum principal payments are made in accordance with the table above and the interest rate on variable rate debt remains the same as the rate at September 30, 2019.

In lieu of paying maintenance fees for unsold VOI inventory, Bluegreen may enter into subsidy agreements with certain HOAs. During the nine months ended September 30, 2019 and 2018, Bluegreen made subsidy payments in connection with these arrangements of $10.5 million and $2.2 million, respectively. As of September 30, 2019, Bluegreen had accrued  $8.0 million for such subsidies, which is reflected in other liabilities in the Company’s condensed consolidated statement of financial condition. As of December 31, 2018, Bluegreen had no accrued liabilities for such subsidies.

The Company believes that its existing cash, anticipated cash to be generated from operations, anticipated future permitted borrowings under existing or future credit facilities, and anticipated future sales of notes receivable under existing, future, or replacement purchase facilities will be sufficient to meet its anticipated working capital, capital expenditures and debt service requirements, including the contractual payment of the obligations set forth above, for the foreseeable future, subject to the success of the Company’s ongoing business strategy and the ongoing availability of credit. The Company will continue its efforts to renew, extend, or replace any credit and receivables purchase facilities that have expired or that will expire in the near term. The Company may, in the future, also obtain additional credit facilities and may issue corporate debt or equity securities. Any debt incurred or issued may be secured or unsecured, bear interest at fixed or variable rates, and may be subject to such terms as the lender may require. In addition, the Company’s efforts to renew or replace credit facilities or receivables purchase facilities which have expired or which are scheduled to expire in the near term may not be successful, and sufficient funds may not be available from operations or under existing, proposed, or future revolving credit or other borrowing arrangements or receivables purchase facilities to meet cash needs, including debt service obligations. To the extent the Company is unable to sell notes receivable or borrow under such facilities or generate sufficient cash from operations, the Company’s ability to satisfy its obligations would be materially adversely affected.

Bluegreen’s receivables purchase facilities, credit facilities, indentures, and other outstanding debt instruments include what Bluegreen believes to be customary conditions to funding, eligibility requirements for collateral, cross-default and other acceleration provisions, and certain financial and other affirmative and negative covenants, including, among others, limits on the incurrence of indebtedness, payment of dividends, investments in joint ventures and other restricted payments, the incurrence of liens and transactions with affiliates, as well as covenants concerning net worth, fixed charge coverage requirements, debt-to-equity ratios, portfolio performance requirements and cash balances, and events of default or termination. In July 2019, Bluegreen amended the Fifth Third Bank Note Payable, Syndicated Line of Credit, and Term Loan, effective June 28, 2019, to exclude the $39.1 million Bass Pro settlement expense recognized during the nine months ended September 30, 2019 from the calculation of certain financial covenants in the credit facilities enabling it to maintain compliance with such covenants. In the future, Bluegreen may be required to seek waivers of such covenants but may not be successful in obtaining waivers, and such covenants may limit its ability to raise funds, sell receivables or satisfy or refinance its obligations, or otherwise adversely affect its financial condition and results of operations, as well as its ability to pay dividends. In addition, Bluegreen’s future operating performance and ability to meet its financial obligations will be subject to future economic conditions and to financial, business, and other factors, many of which may be beyond Bluegreen’s control.

As previously described, pursuant to the settlement agreement Bluegreen entered into with Bass Pro and its affiliates in June 2019, Bluegreen paid Bass Pro $20.0 million and agreed to make five annual payments to Bass Pro of $4.0 million each January 1st commencing in 2020.  In addition, in lieu of the commission payable to Bass Pro as previously contemplated by its marketing agreement with Bass Pro, Bluegreen will now pay Bass Pro a fixed annual fee of $70,000 for each Bass Pro and Cabela’s retail store that Bluegreen is accessing (excluding sales at retail stores which are designated to provide tours to Bluegreen/Big Cedar Vacations, or “Bluegreen/Big Cedar feeder stores”), plus $32.00 per net vacation package sold (less cancellations or refunds within 45 days of sale).  Bluegreen also agreed to contribute to the Wonders of Wildlife Foundation $5.00 per net package sold (less certain cancellations and refunds within 45 days of sale), subject to an annual minimum of $700,000. The fixed annual fee will be prorated for 2019.  Bluegreen will generally be required to pay the fixed annual fee with respect to at least 59 Bass Pro retail stores and a minimum number of Cabela’s retail stores that increases over time to a total of at least 60 Cabela’s retail stores by the end of 2021, provided that the minimum number of Bass Pro and Cabela’s retail stores for purposes of the fixed annual fee may be reduced under certain circumstances set forth in the settlement agreement, including as a result of a reduction of traffic in the stores in excess of 25% year-over-year.

Off-balance-sheet Arrangements

BBX Capital guarantees certain obligations of its wholly-owned subsidiaries and unconsolidated real estate joint ventures as described in further detail in Note 11 to the Company’s condensed consolidated financial statements included in Item 1 of this report.

The Company has investments in joint ventures involved in the development of multifamily apartment and townhome communities, as well as single-family master planned communities. The Company’s investments in these joint ventures are accounted for under the equity method of accounting, and as a result, the Company does not recognize the assets and liabilities of these joint ventures in its financial statements. As of September 30, 2019 and December 31, 2018, the Company’s investments in these joint ventures totaled $53.7 million and $64.7 million, respectively. These unconsolidated real estate joint ventures generally finance their activities with a combination of debt financing and equity. The Company generally does not directly guarantee the financing of these joint ventures, other than as described above and in Note 11 to the Company’s condensed consolidated financial statements included in Item 1 of this report,  and the Company’s maximum exposure to losses from these joint ventures is its equity investment. The Company is typically not obligated to fund additional capital to its joint ventures; however, the Company’s interest in a joint venture may be diluted if the Company elects not to fund a joint venture capital call.

Liquidity and Capital Resources

BBX Capital and Subsidiaries, excluding Bluegreen

As of September 30, 2019 and December 31, 2018, the Company, excluding Bluegreen, had cash, cash equivalents and short-term investments of approximately $185.6 million and $146.9 million, respectively. Management believes that BBX Capital has sufficient liquidity from the sources described below to fund operations, including its anticipated working capital, capital expenditure, and debt service requirements, for the foreseeable future, subject to the success of the Company’s ongoing business strategy and the ongoing availability of credit.

BBX Capital’s principal sources of liquidity are its available cash and short-term investments, dividends received from Bluegreen, borrowings from its $50.0 million IberiaBank revolving line of credit, distributions from unconsolidated real estate joint ventures, proceeds received from lot sales at the Beacon Lake Community development, and sales of real estate.

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

BBX Capital expects that it will receive dividends from time to time from Bluegreen. For the nine months ended September 30, 2019 and 2018, BBX Capital received from Bluegreen dividends totaling $34.3 million and $30.3 million, respectively. In addition, Bluegreen has indicated that it intends to pay regular quarterly dividends on its common stock subject to the declaration of such dividends by its board of directors. The ultimate payment of such dividends will be based upon factors that Bluegreen’s board of directors deems to be appropriate, including Bluegreen’s operating results, financial condition, cash position, and operating and capital needs. Dividends from Bluegreen are also dependent on restrictions contained in Bluegreen’s debt facilities and may not continue at current or previous levels. On October 30, 2019, Bluegreen’s board of directors declared a quarterly cash dividend of $0.13 per share on its common stock, which represents a $0.04 per share reduction in Bluegreen’s quarterly cash dividend per share as compared to its quarterly dividends declared during the first, second, and third quarters of 2019. Except as otherwise noted, the debts and obligations of Bluegreen are not direct obligations of BBX Capital and generally are non-recourse to BBX Capital. Similarly, the assets of Bluegreen are not available to BBX Capital, absent a dividend or distribution. Furthermore, certain of Bluegreen’s credit facilities contain terms which could limit the payment of cash dividends without the lender’s consent or waiver, and Bluegreen may only pay dividends subject to such restrictions as well as the declaration of dividends by its board of directors. As a consequence, BBX Capital may not receive dividends from Bluegreen consistent with prior periods, in the time frames or amounts anticipated, or at all.

BBX Capital may also receive funds from its subsidiaries, including Bluegreen, in connection with its tax sharing agreement to the extent that the subsidiary utilizes BBX Capital’s tax benefits in BBX Capital’s consolidated tax return. During the nine months ended September  30,  2019 and 2018, BBX Capital received $13.0 million and $21.0 million, respectively, of tax sharing payments from Bluegreen.

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

In November 2018, BBXRE acquired a 50% membership interest in the Altman Companies, a joint venture between the Company and JA engaged in the development, construction, and management of multifamily apartment communities. Although the Altman Companies generates revenues from the performance of development, general contractor, leasing, and property management services to the joint ventures that are formed to invest in the development projects that it originates, it is expected to generate profits for BBXRE and JA primarily through the equity distributions that BBXRE and JA receive through their investment in the managing member of such joint ventures. Therefore, as the timing of such distributions to BBXRE and JA is generally contingent upon the sale or refinancing of a completed development project, it is anticipated that BBXRE and JA will be required to contribute capital to the Altman Companies for its ongoing operating costs and predevelopment expenditures, as well as to the managing member of newly formed joint ventures. At the current time, BBXRE anticipates that it will invest approximately $2.5 million to $3.5 million in the Altman Companies and related joint ventures during the remainder of 2019 related to planned predevelopment expenditures, investments in new joint ventures, and ongoing operating costs. In addition, BBXRE currently anticipates that it will contribute an additional $1.0 million to $2.0 million to ABBX Guaranty, LLC, a joint venture between BBXRE and JA that provides guarantees on the indebtedness and construction cost overruns of new real estate joint ventures formed by the Altman Companies.

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

IT’SUGAR opened two retail stores during the nine months ended September  30, 2019 and currently expects to open a flagship location at American Dream in New Jersey in November 2019 and renovate certain existing stores during the remainder of 2019. In connection with the anticipated store opening and renovation of these existing stores, IT’SUGAR expects to incur approximately $3.0 million to $4.0 million of capital expenditures, net of tenant allowance reimbursements, for the remainder of 2019.

BBX Capital has previously indicated its intention to declare regular quarterly dividends on its Class A and Class B Common Stock. In March, June, and September of 2019, the Company’s Board of Directors declared a quarterly cash dividend of $0.0125 per share, and the Company indicated that it intends to continue to declare regular quarterly dividends of $0.0125 per quarter per share on its Class A and Class B Common Stock, which is an increase from the $0.01 per share regular quarterly dividend paid by the Company during 2018. However, future declarations and payments of cash dividends with respect to the Company’s common stock, if any, will be determined in light of the Company’s then-current financial condition and results of operations, its operating and capital needs, and other factors deemed relevant by the board of directors.

On June 13, 2017, BBX Capital’s board of directors approved a share repurchase program which authorizes the purchase of a total of up to 5,000,000 shares of the Company’s Class A Common Stock and Class B Common Stock at an aggregate cost of no more than $35.0 million. This program authorizes management, at its discretion, to purchase shares from time to time subject to market conditions and other factors. During the nine months ended September 30, 2019, BBX Capital purchased 1,799,539 shares of its Class A Common Stock for approximately $8.9 million. As of September 30, 2019, BBX Capital had purchased 3,321,132 shares of its Class A Common Stock for approximately $18.9 million pursuant to the June 2017 share repurchase program.

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

Credit Facilities with Future Availability

As of September 30, 2019, BBX Capital and certain of its subsidiaries had the following credit facilities with future availability, subject to eligible collateral and the terms of the facilities, as applicable.

IberiaBank $50.0 million Revolving Line of Credit. In March 2018, BBX Capital and certain of its wholly-owned subsidiaries entered into a Loan and Security Agreement and related agreements with IberiaBank (“Iberia”), as administrative agent and lender, and City National Bank of Florida, as lender, which provide for a $50.0 million revolving line of credit. Amounts borrowed under the facility accrue interest at a floating rate of 30-day LIBOR plus a margin of 3.0% to 3.75% or the Prime Rate plus a margin of 1.50% to 2.25%. The applicable margin is based on BBX Capital’s debt to EBITDA ratio. Payments of interest only are payable monthly. The facility matures, and all outstanding principal and interest will be payable, on June 30, 2021, with twelve-month renewal options at BBX Capital’s request, subject to satisfaction of certain conditions. The facility is secured by a pledge of a percentage of BBX Capital’s membership interests in Woodbridge having a value of not less than $100.0 million. Borrowings under the facility may be used for business acquisitions, real estate investments, stock repurchases, letters of credit, and general corporate purposes.

Under the terms and conditions of the Loan and Security Agreement, BBX Capital is required to comply with certain financial covenants, including maintaining minimum unencumbered liquidity and complying with debt to EBITDA financial ratios. The Loan and Security Agreement also contains customary affirmative and negative covenants, including those that, among other things, limit the ability of BBX Capital and the other borrowers to incur additional indebtedness and to make certain loans and investments. As of September 30, 2019, there were no borrowings outstanding under the credit facility.

Toronto-Dominion Commercial Bank. In May 2017, Renin entered into a credit facility with TD Bank that was subsequently renewed in September 2019 and 2018. Under the terms and conditions of the credit facility, TD Bank agreed to provide term loans for up to $1.7 million and loans under a revolving credit facility for up to approximately $16.3 million subject to certain terms and conditions. As of September 30, 2019, the outstanding amounts under the term loan and revolving credit facility were $0.8 million and $7.5 million, respectively, with effective interest rates of 5.92% and 5.30%, respectively.

Bank of America Revolving Line of Credit. In August 2018, IT’SUGAR entered into a revolving credit facility with Bank of America. Under the terms and conditions of the credit facility, Bank of America has agreed to provide a revolving line of credit to IT’SUGAR for up to $4.0 million based on available collateral as defined by the credit facility and subject to IT’SUGAR’s compliance with the terms and conditions of the credit facility, including certain specific financial covenants. The revolving credit facility matures in August 2021, and amounts outstanding bear interest at a LIBOR daily floating rate plus 1.50% or a monthly LIBOR rate subject to the terms and conditions of the credit facility. Payments of interest only are payable monthly. As of September 30, 2019, there were no borrowings outstanding under the credit facility.

Banc of America Leasing & Capital Equipment Note. In September 2018, IT’SUGAR entered into a Master Loan and Security Agreement with Banc of America Leasing & Capital, LLC which sets forth the terms and conditions pursuant to which IT’SUGAR may borrow funds to purchase equipment under one or more equipment security notes. The Agreement contains customary representations and covenants. Each equipment note constitutes a separate, distinct and independent financing of equipment and is secured by a security interest in the purchased equipment and is an unconditional contractual obligation of IT’SUGAR. As of September 30, 2019, there was one equipment note outstanding with a balance of $0.4 million.

As of September 30, 2019, BBX Capital and its subsidiaries (other than Bluegreen) had availability of approximately $57.7 million under the above revolving lines of credit, subject to eligible collateral and the terms of the facilities, as applicable.

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

While the vacation ownership business has historically been capital intensive and Bluegreen may from time to time pursue transactions or activities which may require significant capital investment and adversely impact near term cash flows, Bluegreen has generally sought to focus on the generation of  “free cash flow” (defined as cash flow from operating activities, less capital expenditures) by: (i) incentivizing sales associates and creating programs with third-party credit card companies to generate a higher percentage of sales in cash; (ii) maintaining sales volumes that focus on efficient marketing channels; (iii) limiting capital and inventory expenditures; (iv) utilizing sales and marketing, mortgage servicing, resort management services, title and construction expertise to pursue fee-based-service business relationships that generally require less up-front capital investment and have the potential to produce incremental cash flows; and (v) more recently, by selling VOIs obtained through secondary market or JIT arrangements.

VOI sales are generally dependent upon providing financing to buyers. The ability to sell and/or borrow against notes receivable from VOI buyers has been a critical factor in Bluegreen’s continued liquidity. A financed VOI buyer is generally only required to provide a minimum of 10% to 20% of the purchase price in cash or equity at the time of sale; however, selling, marketing and administrative expenses attributable to the sale are primarily cash expenses that generally exceed a buyer’s minimum required down payment. Accordingly, having financing facilities available for the hypothecation, sale or transfer of VOI notes receivable has been critical to Bluegreen’s ability to meet its short and long-term cash needs. Bluegreen has attempted to maintain a number of diverse financing facilities. Historically, Bluegreen has relied on its ability to sell receivables in the term securitization market in order to generate liquidity and create capacity in its receivable facilities. In addition, maintaining adequate VOI inventory to sell and pursue growth into new markets has historically required Bluegreen to incur debt for the acquisition, construction, and development of new resorts. Development expenditures during the remainder of 2019 are expected to be in a range of $10.0 million to $15.0 million, which primarily relate to development at one of the Bluegreen/Big Cedar Vacations’ resorts, refurbishments at Bluegreen’s Blue Ridge Village Resort in Banner Elk, North Carolina and refurbishments at certain other resorts.

In connection with its capital-light business activities, Bluegreen has entered into agreements with third-party developers that allow Bluegreen to buy VOI inventory, typically on a non-committed basis, prior to when Bluegreen intends to sell such VOIs. Bluegreen’s capital-light business strategy also includes secondary market sales, pursuant to which Bluegreen enters into secondary market arrangements with certain HOAs and others on a non-committed basis, which allows Bluegreen to acquire VOIs generally at a significant discount, as such VOIs are typically obtained by the HOAs through foreclosure in connection with maintenance fee defaults. Acquisitions of JIT and secondary market inventory during the remainder of 2019 are expected to range from $1.0 million to $5.0 million.

In addition, capital expenditures in connection with sales and marketing facilities as well as for information technology capital expenditures are expected to be between $5.0 million and $10.0 million during the remainder of 2019.

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

Credit Facilities for Bluegreen Receivables with Future Availability

Bluegreen maintains various credit facilities with financial institutions which allow Bluegreen to borrow against or sell its VOI notes receivable. As of September  30, 2019, Bluegreen had the following credit facilities with future availability, all of which are subject to revolving availability terms during the advance period and therefore provide for additional availability as the facility is paid down, subject in each case to compliance with covenants, eligible collateral and applicable terms and conditions during the advance period (dollars in thousands):

	Borrowing Limit as of September 30, 2019	Outstanding Balance as of September 30, 2019	Availability as of September 30, 2019	Advance Period Expiration; Borrowing Maturity as of September 30, 2019	Borrowing Rate; Rate as of September 30, 2019
Liberty Bank Facility	$50,000	$28,247	$21,753	March 2020; March 2023	Prime Rate; floor of 4.00%; 5.25%
NBA Receivables Facility	70,000	35,809	34,191	September 2020; March 2025	30 day LIBOR + 2.75%; floor of 3.50%; 4.79%
Pacific Western Facility	40,000	30,848	9,152	September 2021; September 2024	30 day LIBOR+2.75% to 3.00%; 4.92%
KeyBank/DZ Purchase Facility	80,000	19,035	60,965	December 2019; December 2022	30 day LIBOR+2.75%; 4.84% (1)
Quorum Purchase Facility	50,000	44,865	5,135	June 2020; December 2032	(2)
	$290,000	$158,804	$131,196

(1)

Borrowings accrue interest at a rate equal to either LIBOR, a “Cost of Funds” rate, or commercial paper rates plus 2.75%. The interest rate will increase to the applicable rate plus 4.75% upon the expiration of the advance period.

(2)

Of the amounts outstanding under the Quorum Purchase Facility at September  30, 2019, $3.4 million accrues interest at a rate per annum of 4.75%, $23.8 million accrues interest at a rate per annum of 4.95%, $1.8 million accrues interest at a rate per annum of 5.0%, $14.5 million accrues interest at a rate per annum of 5.1%, and $1.4 million accrues interest at a rate per annum of 5.50%.

See Note 8 under Item 1 included in this report and Note 13 to the Company’s consolidated financial statements included in the 2018 Annual Report for additional information with respect to Bluegreen’s receivable-backed notes payable facilities.

Other Credit Facilities and Outstanding Notes Payable

Fifth Third Syndicated Line-of-Credit and Fifth Third Syndicated Term Loan. In December 2016, Bluegreen entered into a $100.0 million syndicated credit facility with Fifth Third Bank, as administrative agent and lead arranger, and certain other bank participants as lenders. In October 2019, Bluegreen amended and restated the facility and increased the facility to $225.0 million. The amended facility includes a $100.0 million term loan (the “Fifth Third Syndicated Term Loan”) with quarterly amortization requirements and a $125.0 million revolving line of credit (the “Fifth Third Syndicated Line of Credit”). Amounts borrowed under the amended facility generally bear interest at LIBOR plus 2.00% - 2.50% depending on Bluegreen’s leverage ratio, are collateralized by certain of Bluegreen’s VOI inventory, sales center buildings, management fees, short-term receivables, and cash flows from residual interests relating to certain term securitizations, and will mature in October 2024. At closing, Bluegreen borrowed the entire $100.0 million term loan and $30.0 million under the revolving line of credit. Proceeds were used to repay the outstanding balance on the existing syndicated credit facility, repay $3.6 million on the existing Fifth Third Bank Note Payable, and pay expenses and fees associated with the amendment, with the remainder to be used for general corporate purposes.

As of September 30, 2019, outstanding borrowings under the facility (prior to the October 2019 amendment and repayment) totaled $96.1 million, including $21.1 million under the Fifth Third Syndicated Term Loan with an interest rate of 5.08%, and $75.0 million under the Fifth Third Syndicated Line of Credit with an interest rate of 4.88%.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September  30, 2019 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

Except for the litigation with respect to Bluegreen described below,  there have been no material changes in our material legal proceedings from those disclosed in the “Legal Proceedings” section of our Annual Report on Form 10-K for the year ended December 31, 2018, as updated in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2019 and June 30, 2019.

Stephen Potje, Tamela Potje, Sharon Davis, Beafus Davis, Matthew Baldwin, Tammy Baldwin, Arnor Lee, Angela Lee, Gretchen Brown, Paul Brown, Jeremey Estrada, Emily Estrada, Michael Oliver, Carrie Oliver, Russel Walters, elaine Walters, and Mike Ericson v. Bluegreen Corporation, Case No.: 2018CA004782, 15 Judicial Circuit Court, Palm Beach County, Florida

On September 22, 2017, Stephen Potje, Tamela Potje, Sharon Davis, Beafus Davis, Matthew Baldwin, Tammy Baldwin, Arnor Lee, Angela Lee, Gretchen Brown, Paul Brown, Jeremy Estrada, Emily Estrada, Michael Oliver, Carrie Oliver, Russell Walters, Elaine Walters, and Mike Ericson, individually and on behalf of all other similarly situated, filed a purported class action lawsuit against Bluegreen which asserted claims for alleged violations of the Florida Deceptive and Unfair Trade Practices Act and the Florida False Advertising Law. In the complaint, the plaintiffs alleged the making of false representations in connection with Bluegreen’s sales of VOIs. The purported class action lawsuit was dismissed without prejudice after mediation. However, on or about April 24, 2018, plaintiffs re-filed their individual claims in Palm Beach County Circuit Court. Subsequently, on October 15, 2019, the Court entered an order granting Bluegreen’s summary judgment and dismissed all claims.

On March 15, 2018, Bluegreen Vacations Unlimited (“BVU”), Bluegreen’s wholly-owned subsidiary, entered into an Agreement for Purchase and Sale of Assets with T. Park Central, LLC, O. Park Central, LLC, and New York Urban Ownership Management, LLC (collectively “New York Urban”) (the “Purchase and Sale Agreement”), which provides for the purchase of The Manhattan Club inventory over a number of years and the assumption of  the management contract with The Manhattan Club HOA anticipated to occur in 2021. On October 7, 2019, New York Urban initiated arbitration proceedings against BVU alleging that the The Manhattan Club HOA (of which BVU is a member) is obligated to pay an increased management fee to a New York Urban affiliate and that this higher amount would be the benchmark for BVU’s purchase of the management contract under the parties’ Purchase and Sale Agreement. New York Urban is also seeking damages in the arbitration proceedings in excess of $10.0 million for promissory estoppel and tortious interference. BVU has denied New York Urban’s claims and has declared New York Urban in default under the Purchase and Sale Agreement for, among other things, initiating arbitration in violation of the Purchase and Sale Agreement. BVU has informed New York Urban that it would not proceed with its inventory purchases until New York Urban’s defaults are cured. The Purchase and Sale Agreement provides that, in the event of a breach, the nonbreaching party may either waive the breach or terminate the Purchase and Sale Agreement as its sole and exclusive remedy.

Item 1A.    Risk Factors

There have been no material changes in the risks and uncertainties that we face from those disclosed in the “Risk Factors” section of our 2018 Annual Report.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Information regarding the Company’s purchase of its Class A Common Stock under its June 2017 repurchase program is set forth in the table below:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 – July 31, 2019	-	-	-	3,077,229 shares (or approximately $23,147,000)
August 1 – August 31, 2019	-	-	-	3,077,229 shares (or approximately $23,147,000)
September 1 - September 30, 2019	1,398,361	$5.00	1,398,361	1,678,868 shares (or approximately $16,143,000)

Total	1,398,361	$5.00	1,398,361	1,678,868 shares (or approximately $16,143,000)

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

                                                                                                    BBX CAPITAL CORPORATION

November 1, 2019By: /s/ Alan B. Levan

 Alan  B. Levan, Chairman of the Board

 and Chief Executive Officer

November 1, 2019By: /s/ Raymond S. Lopez

 Raymond S. Lopez, Chief Financial Officer