Form 10-K
period 2019-12-31
BBX Capital Corp
filed 2020-03-13
CIK 315858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2019

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number

001-09071

BBX Capital Corporation

(Exact name of registrant as specified in its charter)

Florida	59‑2022148
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

401 East Las Olas Boulevard, Suite 800
Fort Lauderdale, Florida	33301
(Address of principal executive office)	(Zip Code)

(954) 940-4900
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $.01 par value	BBX	New York Stock Exchange

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

On June 30, 2019, the aggregate market value of the registrant’s voting common equity held by non-affiliates was $298.9 million computed by reference to the closing price of the registrant’s Class A Common Stock and Class B Common Stock on such date. The registrant does not have any non-voting common equity.

The number of shares outstanding of each of the registrant’s classes of common stock as of March 2, 2020 is as follows:

Class A Common Stock of $.01 par value, 78,106,148 shares outstanding.
Class B Common Stock of $.01 par value, 18,466,942 shares outstanding.

Documents Incorporated by Reference

Portions of the registrant’s Definitive Proxy Statement on Schedule 14A relating to the registrant’s 2020 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.  BUSINESS

Overview

History

BBX Capital Corporation (referred to in this report together with its subsidiaries as the “Company,” “we,” “us,” or “our,” and without its subsidiaries as “BBX Capital”) is a Florida-based diversified holding company whose principal investments are Bluegreen Vacations Corporation (“Bluegreen Vacations” or “Bluegreen”), BBX Capital Real Estate LLC (“BBX Capital Real Estate” or “BBXRE”), BBX Sweet Holdings, LLC (“BBX Sweet Holdings”) and Renin Holdings, LLC (“Renin”).

BBX Capital’s Class A Common Stock trades on the New York Stock Exchange (“NYSE”) under the ticker symbol “BBX,” and its Class B Common Stock trades on the OTCQX Best Market under the ticker symbol “BBXTB.”

In December 2016, BBX Capital completed the acquisition of all the outstanding shares of the former BBX Capital Corporation (“BCC”) not previously owned by it, and following the transaction, BBX Capital changed its name from BFC Financial Corporation to BBX Capital Corporation. Prior to the acquisition, BBX Capital had an 82% equity interest in BCC and a direct 54% equity interest in Woodbridge Holdings Corporation (“Woodbridge”), the parent company of Bluegreen, and BCC held the remaining 46% interest in Woodbridge. As a result of the acquisition, BCC, Woodbridge, and Bluegreen became wholly-owned subsidiaries of the Company. During the fourth quarter of 2017, Bluegreen completed an initial public offering (“IPO”) of its common stock in which Bluegreen sold to the public 3,736,723 shares of its common stock and Woodbridge, as a  selling shareholder, sold to the public 3,736,722 shares of Bluegreen’s common stock. In addition, as of December 31, 2019, Bluegreen has repurchased and retired 371,762 shares of its common stock for $4.8 million. As a result of Bluegreen’s IPO and subsequent share repurchases, BBX Capital currently owns approximately 90.5% of Bluegreen’s common stock through Woodbridge.

Principal Investments

BBX Capital’s principal investments are as follows:

•

Bluegreen Vacations: Founded in 1966 and headquartered in Boca Raton, Florida, Bluegreen is a leading vacation ownership company that markets and sells vacation ownership interests (“VOIs”) and manages resorts in popular leisure and urban destinations. Bluegreen’s resort network includes 45 Club Resorts (resorts in which owners in the Bluegreen Vacation Club (the “Vacation Club”) have the right to use most of the units in connection with their VOI ownership) and 23 Club Associate Resorts (resorts in which owners in Bluegreen’s Vacation Club have the right to use a limited number of units in connection with their VOI ownership). Bluegreen markets, sells, and manages VOIs in resorts which are generally located in high-volume, “drive-to” vacation destinations, including Orlando, Las Vegas, Myrtle Beach,  and Charleston, among others. Through its points-based system, the approximately 220,000 owners in Bluegreen’s Vacation Club have the flexibility to stay at units available at any of its resorts and have access to over 11,350 other hotels and resorts through partnerships and exchange networks. Bluegreen has a robust sales and marketing platform supported by exclusive marketing relationships with nationally-recognized consumer brands, such as Bass Pro and Choice Hotels. These marketing relationships drive sales within its core demographic. Bluegreen also provides third-party developers with sales and marketing services and resorts and resort developers with other fee-based services, including resort management, mortgage servicing, title services, and construction management. In addition, Bluegreen offers financing to qualified VOI purchasers. Bluegreen had total assets of  $1.4 billion as of December 31, 2019.

•

BBX Capital Real Estate: BBXRE is engaged in the acquisition, development, construction, ownership, financing, and management of real estate and investments in real estate joint ventures,  including investments in multifamily apartment and townhome communities, single-family master-planned communities, and commercial properties located primarily in Florida.  In addition, BBXRE owns a 50% equity interest in The Altman Companies, LLC (the “Altman Companies”), a developer and manager of multifamily apartment communities,  and manages the legacy assets acquired in connection with the Company’s sale of BankAtlantic in 2012,  including portfolios of loans receivable and real estate properties. BBXRE had total assets of $145.9 million as of December 31, 2019.

•

BBX Sweet Holdings: BBX Sweet Holdings is engaged in the ownership and management of operating businesses in the confectionery industry, including IT’SUGAR, Hoffman’s Chocolates, and Las Olas Confections and Snacks. IT’SUGAR is a specialty candy retailer which operates approximately 100 retail locations, which include a mix of high-traffic resort and entertainment, lifestyle, mall/outlet, and urban locations in over 25 states and Washington D.C., and its products include bulk candy, candy in giant packaging, and novelty items. Hoffman’s Chocolates is a retailer of gourmet chocolates with retail locations in South Florida, and Las Olas Confections and Snacks is a manufacturer and wholesaler of chocolate and other confectionery products. BBX Sweet Holdings had total assets of $167.3 million as of December 31, 2019.

•

Renin: Renin is engaged in the design, manufacture, and distribution of sliding doors, door systems and hardware, and home décor products and operates through its headquarters in Canada and two manufacturing and distribution facilities in the United States and Canada. In addition to its own manufacturing, Renin also sources various products and raw materials from China.  Renin had total assets of $32.3 million as of December 31, 2019.

Other Investments

In addition to its principal investments, the Company has investments in other operating businesses, including a restaurant located in South Florida that was acquired through a loan foreclosure and an insurance agency.

In 2016, the Company entered into area development and franchise agreements with MOD Super Fast Pizza (“MOD Pizza”) related to the development of up to approximately 60 MOD Pizza franchised restaurant locations throughout Florida, and through 2019, the Company had opened nine MOD Pizza restaurant locations. During the third quarter of 2019, the Company terminated the agreements with MOD Pizza and transferred or closed all nine of its MOD Pizza restaurant locations.

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

The Company regularly reviews the performance of its investments and, based upon economic, market, and other relevant factors, considers transactions involving the sale or disposition of all or a portion of its assets, investments, or subsidiaries. These include, among other alternatives, a sale or spin-off of its assets, investments, or subsidiaries or transactions involving public or private issuances of debt or equity securities which decrease or dilute the Company’s ownership interest in such investments. Further, the Company may from time to time repurchase its outstanding securities and the outstanding securities of its subsidiaries subject to market conditions and other factors.

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

•

Risks associated with the Company’s indebtedness, including that the Company will be required to utilize cash flow to service its indebtedness, that indebtedness may make the Company more vulnerable to economic downturns, that indebtedness subjects the Company to covenants and restrictions on its operations and activities and on BBX Capital’s ability to pay dividends, and, with respect to the $80.0 million loan that BBX Capital received from a subsidiary of Bluegreen which matures in April 2020,  that BBX Capital may be required to repay the loan to the extent necessary for Bluegreen to remain in compliance with covenants under Bluegreen’s outstanding indebtedness and will be required to repay the loan in April 2020 if the loan is not extended;

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
•

Risks associated with legal proceedings and other regulatory proceedings, examinations or audits of the Company’s operations, including claims of noncompliance with applicable regulations or for development related defects, and the impact they may have on the Company’s financial condition and operating results, including the costs associated with regulatory compliance;

•	Audits of the Company’s federal or state tax returns, including that they may result in the imposition of additional taxes;
•	Environmental liabilities, including claims with respect to mold or hazardous or toxic substances, and their impact on the Company’s financial condition and operating results;
•

The impact on the Company’s consolidated financial statements and internal control over financial reporting of the adoption of new accounting standards, including the new standard for accounting for credit losses which the Company adopted on January 1, 2020;

•

Risks that public health issues, such as the recent coronavirus outbreak, and natural disasters including hurricanes, may adversely impact the Company’s financial condition and operating results, including, with respect to the recent coronavirus outbreak, impacts resulting from disruptions in the Company’s supply chains, potential declines in leisure travel and consumer traffic at malls and retail locations, and public health concerns related to bulk candy products;

•

Any damage to physical assets or interruption of access to physical assets or operations resulting from public health issues, such as the recent coronavirus outbreak, or from hurricanes, earthquakes, fires, floods, windstorms or other natural disasters, which may increase in frequency or severity due to climate change or other factors; and

•

The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) involves making estimates, judgments and assumptions, and any changes in estimates, judgments and assumptions used could have a material adverse impact on the financial condition and operating results of the Company or its subsidiaries.

With respect to Bluegreen, the risks and uncertainties include, but are not limited to:

•	Adverse trends or disruptions in the vacation ownership, vacation rental, and travel industries;
•	Adverse changes to, expirations or terminations of, or interruptions in, business and strategic relationships, management contracts, exchange networks, or strategic marketing alliances.
•

Risk that Bluegreen’s relationship with Bass Pro under the revised terms of its marketing agreement with Bass Pro may not be as profitable as under the prior terms, or at all, or otherwise result in the benefits anticipated, and that Bluegreen may not open kiosks in Cabela’s stores in the number or at the times anticipated.

•

Risks of the real estate market and the risks associated with real estate development, including a decline in real estate values and a deterioration of other conditions relating to the real estate market and real estate development;

•	Decreased demand from prospective purchasers of VOIs;
•	Bluegreen’s ability to maintain inventory of VOIs for sale;
•	The availability of financing and Bluegreen’s ability to sell, securitize, or borrow against its VOI notes receivable;
•	Adverse events or trends in vacation destinations and regions where the resorts in Bluegreen’s network are located, including weather-related events;
•	Bluegreen’s indebtedness and the terms of its indebtedness may limit, among other things, its activities and ability to pay dividends, and Bluegreen may not comply with the terms of its indebtedness;
•	The loss of the services of Bluegreen’s key management and personnel could adversely affect its business;
•

Bluegreen’s ability to comply with regulations applicable to the vacation ownership industry or otherwise related to its business and activities, and the costs of compliance efforts or a failure to comply;

•

Bluegreen’s ability to successfully implement its growth strategy and plans and the impact they may have on its results and financial conditions, including that any increased developed VOI sales efforts may not be successful and may impact Bluegreen’s cash flows;

•	Bluegreen’s ability to compete effectively in the highly competitive vacation ownership industry and against hotel and other hospitality and lodging alternatives;
•

Bluegreen’s ability to enhance the Vacation Club experience for its Vacation Club owners and risks related to Bluegreen’s efforts and expenses in connection therewith, including that expenses may be greater than anticipated;

•

Bluegreen’s customers’ compliance with their payment obligations under financing provided by Bluegreen,  the increased presence and efforts of “timeshare-exit” firms and the success of actions which Bluegreen may take in connection therewith, and the impact of defaults on Bluegreen’s operating results and liquidity position;

•	The ratings of third-party rating agencies, including the impact of any downgrade on Bluegreen’s ability to obtain, renew or extend credit facilities, or otherwise raise funds;
•

Changes in Bluegreen’s business model and marketing efforts, plans or strategies, may cause marketing expenses to increase or adversely impact its revenue, operating results and financial condition and such expenses as well as its investments, including investments in new and expanded sales offices, and other sales and marketing initiatives, including screening methods and data driven analysis, may not achieve the desired results;

•	Technology and other changes and factors which may impact Bluegreen’s telemarketing efforts, including new cell phone technologies that identify or block marketing vendor calls;

•	The impact of the resale market for VOIs on Bluegreen’s business, operating results, and financial condition;
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

o	risks associated with obtaining necessary zoning and entitlements;
o	risks that joint venture partners may not fulfill their obligations and concentration risks associated with entering into numerous joint ventures with the same joint venture partner;
o	risks relating to reliance on third-party developers or joint venture partners to complete real estate projects;
o	risk associated with increasing interest rates, as the majority of the development costs and sales of residential communities is financed;
o	risks associated with not finding tenants for multifamily apartments or buyers for single-family homes and townhomes;
o	risk associated with finding equity partners, securing financing, and selling newly built multifamily apartments;
o	risk associated with rising land and construction costs;
o risk that the projects will not be developed as anticipated or be profitable; and
o risk associated with customers or vendors not performing on their contractual obligations.

With respect to BBX Sweet Holdings, Renin and other operating businesses, the risks and uncertainties include, but are not limited to:

•	Risks that the Company’s investments will not achieve the returns anticipated;
•	Risks that their business plans, including IT’SUGAR’s opening of new stores in high profile locations, will not be successful;
•	Risks that market demand for their products could decline;
•	The risk of impairment losses associated with declines in the value of the Company’s investments in operating businesses or the Company’s inability to recover its investments;
•

Risks that the reorganization of certain confectionery businesses and operations may not achieve anticipated operating efficiencies and reduction in operating losses and that the implementation of strategic alternatives, including the sale or disposal of certain operations, will result in additional losses;

•

Failure of the Company’s confectionery businesses to meet financial metrics may necessitate BBX Capital making further capital contributions or advances to the businesses or a decision not to support underperforming businesses;

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

Forward-looking statements speak only as of the date of this Annual Report on Form 10-K, and the Company undertakes no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report.

In addition to the risks and factors identified above, reference is also made to the other risks and factors detailed in this report and the other reports filed by the Company with the SEC. The Company qualifies all forward-looking statements and cautions that the foregoing factors are not exclusive.

Market and Industry Data

Market and industry data used in this Annual Report on Form 10-K have been obtained from internal surveys, industry publications, unpublished industry data and estimates, discussions with industry sources and other currently available information. The sources for this data include, without limitation, the American Resort Development Association. Industry publications generally state that the information contained therein has been obtained from sources believed to be reliable, but there can be no assurance as to the accuracy or completeness of such information. The Company has not independently verified such data. Similarly, internal surveys, while believed to be reliable, have not been verified by any independent sources. Accordingly, such data may not prove to be accurate. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and uncertainties as the other forward-looking statements contained in this Annual Report on Form 10-K, as described above.

Trademarks, Service Marks and Trade Names

Bluegreen owns or has rights to use a number of registered and common law trademarks, trade names and service marks in connection with its business, including, but not limited to, Bluegreen, Bluegreen Resorts, Bluegreen Vacations, Bluegreen Traveler Plus, Bluegreen Vacation Club, Bluegreen Wilderness Club at Big Cedar, and the Bluegreen Logo. This Annual Report on Form 10-K also refers to trademarks, trade names, and service marks of other organizations. Without limiting the generality of the preceding sentence, World Golf Village is registered by World Golf Foundation, Inc.; Big Cedar, Cabela’s and Bass Pro Shops are registered by Bass Pro Trademarks, LP; Ascend, Ascend Hotel Collection, Ascend Resort Collection, Choice Privileges, Comfort Inn, Comfort Suites, Quality, Sleep Inn, Clarion, Cambria, MainStay Suites, Econo Lodge, and Rodeway Inn are registered by Choice Hotels International, Inc.; and Suburban Extended Stay Hotel is registered by Suburban Franchise Systems, Inc. All trademarks, service marks, or trade names referred to in this Annual Report on Form 10-K are the property of their respective holders. Solely for convenience, the trademarks, trade names, and service marks referred to in this Annual Report on Form 10-K appear without the ® and ™ symbols, but such references are not intended to indicate in any way that Bluegreen or the owner will not assert, to the fullest extent under applicable law, all rights to such trademarks, trade names and service marks.

Principal Investments

The Company’s principal investments are Bluegreen, BBX Capital Real Estate, Renin, and BBX Sweet Holdings.

Bluegreen

Business Overview

Bluegreen is a leading vacation ownership company that markets and sells VOIs and manages resorts in popular leisure and urban destinations. Bluegreen’s resort network includes 45 Club Resorts (resorts in which owners in the Vacation Club have the right to use most of the units in connection with their VOI ownership) and 24 Club Associate Resorts (resorts in which owners in the Vacation Club have the right to use a limited number of units in connection with their VOI ownership). Bluegreen’s Club Resorts and Club Associate Resorts are primarily located in, high-volume, “drive-to” vacation locations, including Orlando, Las Vegas, Myrtle Beach and Charleston, among others. Through its points-based system, the approximately 220,000 owners in Bluegreen’s Vacation Club have the flexibility to stay at units available at any of its resorts and have access to over 11,350 other hotels and resorts through partnerships and exchange networks. Bluegreen has a robust sales and marketing platform supported by exclusive marketing relationships with nationally-recognized consumer brands, such as Bass Pro and Choice Hotels. These marketing relationships drive sales within its core demographic, which is described below.

Prior to 2009, Bluegreen’s vacation ownership business consisted solely of the sale of VOIs in resorts that it had developed or acquired (“developed VOI sales”). While Bluegreen continues to conduct such sales and development activities, Bluegreen also derives a significant portion of its revenue from its capital-light business model, with the goal of utilizing Bluegreen’s expertise and infrastructure to generate both VOI sales and recurring revenue from third parties without the significant capital investment generally associated with the development and acquisition of resorts. Bluegreen’s capital-light business activities include sales of VOIs owned by third-party developers pursuant to which Bluegreen is paid a commission (“fee-based sales”) and sales of VOIs that Bluegreen purchases under just-in-time (“JIT”) arrangements with third-party developers or from secondary market sources. In addition, Bluegreen provides resorts and resort developers with other fee-based services, including resort management, mortgage servicing, title services, and construction management. Bluegreen also offers financing to qualified VOI purchasers, which generates significant interest income.

(1)	Excludes “Other Income, Net.”

Bluegreen’s Vacation Club has grown from approximately 170,000 owners as of December 31, 2012 to approximately 220,000 owners as of December 31, 2019. Bluegreen primarily serves a demographic that it considers generally underpenetrated within the vacation ownership industry, as the typical Vacation Club owner has an average annual household income of approximately $79,000 as compared to an industry average of $86,000. According to U.S. census data, households with an annual income of $50,000 to $100,000 represents approximately 30% of the total population. Bluegreen believes that its ability to effectively scale the transaction size to suit its customer, as well as its high-quality, conveniently-located, “drive-to” resorts, are key to attracting core target demographic.

Strategy

Bluegreen’s core operating and growth strategies are focused on:

•

Utilizing its sales and marketing platform to achieve VOI sales growth through the maintenance and expansion of existing marketing alliances, continued development of new marketing programs, and generation of additional VOI sales to existing Vacation Club owners;

•

Continuing to enhance its Vacation Club experience by offering owners exceptional value through the addition of new destinations, the expansion of exchange programs, and the addition of new partnerships to offer increased vacation options;

•	Continuing to grow its higher-margin, cash-generating businesses, including resort management, title services, and loan servicing;
•	Increasing sales and operating efficiencies across all customer touch-points;
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

Products

Vacation Ownership Interests

Since entering the vacation ownership industry in 1994, Bluegreen has generated over 711,000 VOI sales transactions, including over 167,000 fee-based sales transactions. Bluegreen’s Vacation Club owners receive an annual or biennial allotment of “points” in perpetuity (supported by an underlying deeded VOI held in trust for the owner) that may be used to stay at any of Bluegreen’s 45 Club Resorts and 23 Club Associate Resorts. Vacation Club owners can use their points to stay in resorts for varying lengths of time, starting at a minimum of two nights. The number of points required for a stay at a resort depends on a variety of factors, including resort location, size of the unit, vacation season, and the days of the week. Under this system, Vacation Club owners can select vacations according to their schedules, space needs, and available points. Subject to certain restrictions and fees, Vacation Club owners are typically allowed to carry over any unused points for one year and to “borrow” points from the next year. Vacation Club owners may also take advantage of various other lodging and vacation opportunities available to them as described under “Value Proposition” below.

Each of Bluegreen’s Club Resorts and Club Associate Resorts is managed by a homeowners association (“HOA”), which is governed by a board of directors or trustees. The board hires a management company to which it delegates many of the rights and responsibilities of the HOA, including landscaping, security, housekeeping, garbage collection, utilities, insurance procurement, laundry, and repairs and maintenance. Vacation Club owners pay annual maintenance fees which cover the costs of operating all of the resorts in the Vacation Club system, including fees for real estate taxes and reserves for capital improvements. If a Vacation Club owner does not pay such charges, his or her use rights may be suspended and ultimately terminated, subject to the applicable lender’s first mortgage lien, if any, on such owner’s VOI. Bluegreen provides management services to 49 resorts and the Vacation Club through contractual arrangements with HOAs. Bluegreen has a 100% renewal rate on management contracts from its Club Resorts.

“Value Proposition”

Bluegreen Vacation Club’s points-based platform offers owners significant flexibility. As reflected in the chart below, basic Vacation Club ownership entitles owners to use their points to stay at any of Bluegreen’s 45 Club Resorts and 23 Club Associate Resorts, as well as to access more than 4,300 resorts available through the Resort Condominiums International, LLC (“RCI”) exchange network. For a nominal annual fee and transaction fees, Vacation Club owners can join and utilize Bluegreen’s Traveler Plus program, which enables them to use their points to access an additional 46 direct exchange resorts and other vacation experiences, such as cruises. Vacation Club owners can convert their Vacation Club points into Choice Privileges points, which can be used for stays in Choice Hotels’ properties. In addition, Traveler Plus members can directly use their Vacation Club points for stays in Choice Hotels’ Ascend Hotel Collection properties, a network of historic and boutique hotels located in the United States, Canada, Europe, Australia, and Latin America. Overall, there are more than 7,000 hotels in the Choice Hotels network, located in over 40 countries and territories, and Choice Hotels’ brands include the Ascend Hotel Collection, Comfort Inn, Comfort Suites, Quality, Sleep Inn, Clarion, Cambria Hotels and Suites, MainStay Suites, Suburban Extended Stay Hotel, Econo Lodge, and Rodeway Inn. Bluegreen continuously seeks new ways to provide value to its Vacation Club owners, including enhanced product offerings, new resort locations, broader vacation experiences, and further technological innovation, all of which are designed to increase guest satisfaction.

Approximately 67% of Vacation Club owners are enrolled in Traveler Plus. During the year ended December 31, 2019, approximately 7% of Vacation Club owners utilized the RCI exchange network.

Vacation Club Resort Locations and Amenities

As shown in the map below, Bluegreen’s Vacation Club resorts are primarily located on the U.S. East Coast and Midwest. The 46 direct-exchange resorts available to Traveler Plus members are concentrated along the West Coast and Hawaii. Bluegreen believes that, together, this provides a broad geographic offering of resorts available to its Vacation Club owners.

Vacation Club resorts are primarily “drive-to” resort destinations, as approximately 88% of Bluegreen’s Vacation Club owners live within a four-hour drive of at least one of Bluegreen’s resorts. Bluegreen’s resorts are generally located in popular vacation destinations, such as Florida, South Carolina, North Carolina, Tennessee, Virginia, Texas, Louisiana, and Nevada, and represent a diverse mix of resort and urban destinations, allowing Vacation Club owners the ability to customize their vacation experience. In addition, Bluegreen offers its Vacation Club owners access to Aruba.

Bluegreen’s resort network also offers a diverse mix of experiences and accommodations. Unlike some of Bluegreen’s competitors that maintain static brand design standards across resorts and geographies, Bluegreen seeks to design resorts that capture the uniqueness of a particular location. Bluegreen’s distinctive resorts are designed to create an authentic experience and connection to their unique and varied locations.

Bluegreen’s resorts typically feature condominium-style accommodations with amenities such as fully equipped kitchens, entertainment centers, and in-room laundry appliances. Many resorts feature a clubhouse (including a pool, game room, and lounge), hotel-type staff, and concierge services.

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

Located next to Big Cedar Lodge, The Bluegreen Wilderness Club is a 40-acre resort overlooking Table Rock Lake with sprawling views of the surrounding Ozarks. Vacation Club owners enjoy a variety of amenities, including a 9,000 square foot clubhouse, lazy river and rock-climbing wall, in addition to full access to the amenities and activities of Big Cedar Lodge. The Cliffs at Long Creek offers fully furnished homes that can accommodate up to 13 people and other vacation villas while providing access to a clubhouse and amenities at The Bluegreen Wilderness Club. Paradise Point offers spacious vacation villas with direct access to Table Rock Lake and the Bass Pro Long Creek Marina.

Vacation Club Resorts

	Club Resorts	Location	Total units (1)	Managed by Bluegreen (2)	Fee-Based or JIT sales (3)	Sales center (6)
1	Cibola Vista Resort and Spa	Peoria, Arizona	343	✓	✓	✓
2	La Cabana Beach Resort & Casino(4)	Oranjestad, Aruba	449
3	The Club at Big Bear Village	Big Bear Lake, California	38	✓
4	The Innsbruck Aspen	Aspen, Colorado	17	✓	✓
5	Via Roma Beach Resort	Bradenton Beach, Florida	28	✓
6	Daytona SeaBreeze	Daytona Beach Shores, Florida	78	✓		✓
7	Resort Sixty-Six	Holmes Beach, Florida	28	✓
8	The Hammocks at Marathon	Marathon, Florida	58	✓
9	The Fountains, Lake Eve and Oasis Lakes	Orlando, Florida	842	✓	✓	✓
10	Orlando’s Sunshine Resort I & II	Orlando, Florida	84	✓
11	Casa del Mar Beach Resort	Ormond Beach, Florida	118	✓
12	Grande Villas at World Golf Village & The Resort at World Golf Village	St. Augustine, Florida	214	✓		✓
13	Bluegreen at Tradewinds	St. Pete Beach, Florida	160	✓	✓	✓
14	Solara Surfside	Surfside, Florida	60	✓		✓
15	Studio Homes at Ellis Square	Savannah, Georgia	28	✓	✓	✓
16	The Hotel Blake	Chicago, Illinois	160	✓	✓	✓
17	Bluegreen Club La Pension	New Orleans, Louisiana	64	✓		✓
18	Marquee	New Orleans, Louisiana	94	✓	✓	✓
19	The Soundings Seaside Resort	Dennis Port, Massachusetts	69	✓	✓
20	Mountain Run at Boyne & Hemlock	Boyne Falls, Michigan	205	✓		✓
21	The Falls Village	Branson, Missouri	293	✓		✓
22	Paradise Point Resort(5)	Hollister, Missouri	150	✓
23	Bluegreen Wilderness Club at Big Cedar(5)	Ridgedale, Missouri	427	✓		✓
24	The Cliffs at Long Creek(5)	Ridgedale, Missouri	106	✓
25	Bluegreen Club 36	Las Vegas, Nevada	476	✓		✓
26	South Mountain Resort	Lincoln, New Hampshire	116	✓	✓	✓
27	Blue Ridge Village I,II and III	Banner Elk, North Carolina	132	✓
28	Club Lodges at Trillium	Cashiers, North Carolina	50	✓	✓
29	The Suites at Hershey	Hershey, Pennsylvania	78	✓
30	The Lodge Alley Inn	Charleston, South Carolina	90	✓		✓
31	King 583	Charleston, South Carolina	50	✓	✓
32	Carolina Grande	Myrtle Beach, South Carolina	118	✓		✓
33	Harbour Lights	Myrtle Beach, South Carolina	324	✓		✓
34	Horizon at 77th	Myrtle Beach, South Carolina	88	✓	✓
35	SeaGlass Towe[r]	Myrtle Beach, South Carolina	136	✓
36	Shore Crest Vacation Villas I & II	North Myrtle Beach, South Carolina	240	✓		✓
37	MountainLoft I & II	Gatlinburg, Tennessee	394	✓		✓
38	Laurel Crest	Pigeon Forge, Tennessee	298	✓		✓
39	Eilan Hotel and Spa	San Antonio, Texas	163	✓		✓
40	Shenandoah Crossing	Gordonsville, Virginia	136	✓		✓
41	Bluegreen Wilderness Traveler at Shenandoah	Gordonsville, Virginia	146	✓
42	BG Patrick Henry Square	Williamsburg, Virginia	130	✓	✓	✓
43	Parkside Williamsburg Resort	Williamsburg, Virginia	107	✓	✓
44	Bluegreen Odyssey Dells & Pirate's Lodge	Wisconsin Dells, Wisconsin	92	✓
45	Christmas Mountain Village	Wisconsin Dells, Wisconsin	381	✓		✓
		Total Units	7,858

	Club Associate Resorts	Location	Managed by Bluegreen (2)	Fee-Based or JIT sales (3)
1	Paradise Isle Resort	Gulf Shores, Alabama
2	Shoreline Towers Resort	Gulf Shores, Alabama
3	Dolphin Beach Club	Daytona Beach Shores, Florida	✓
4	Fantasy Island Resort II	Daytona Beach Shores, Florida	✓
5	Mariner’s Boathouse and Beach Resort	Fort Myers Beach, Florida
6	Tropical Sands Resort	Fort Myers Beach, Florida
7	Windward Passage Resort	Fort Myers Beach, Florida
8	Gulfstream Manor	Gulfstream, Florida	✓
9	Outrigger Beach Club	Ormond Beach, Florida
10	Landmark Holiday Beach Resort	Panama City Beach, Florida
11	Ocean Towers Beach Club	Panama City Beach, Florida
12	Panama City Resort & Club	Panama City Beach, Florida
13	Surfrider Beach Club	Sanibel Island, Florida
14	Petit Crest Villas and Golf Club Villas at Big Canoe	Marble Hill, Georgia
15	Pono Kai Resort	Kapaa (Kauai), Hawaii
16	The Breakers	Dennis Port, Massachusetts	✓	✓
17	Lake Condominiums at Big Sky	Big Sky, Montana
18	Foxrun Townhouses	Lake Lure, North Carolina
19	Sandcastle Village II	New Bern, North Carolina
20	Waterwood Townhouses	New Bern, North Carolina
21	Bluegreen at Atlantic Palace	Atlantic City, New Jersey
22	The Manhattan Club	New York, New York
23	Players Club	Hilton Head Island, South Carolina

(1)	Represents the total number of units at the Club Resort. Owners in the Vacation Club have the right to use most of the units at each Club Resort in connection with their VOI ownership.
(2)	Resorts is managed by Bluegreen Resorts Management, Inc. (“Bluegreen Resorts Management”), Bluegreen’s wholly-owned subsidiary.
(3)

These resorts, or a portion thereof, were developed by third-parties, and Bluegreen has sold VOIs on their behalf or have arrangements to acquire such VOIs as part of Bluegreen’s capital-light business strategy.

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

(5)	This resort is developed, marketed, and sold by Bluegreen/Big Cedar Vacations.
(6)	In addition to the sales centers identified in the table, Bluegreen also operates a sales center in Memphis, Tennessee.

Marketing and Sale of Inventory

VOI sales are typically generated by attracting prospective customers to tour a resort and attend a sales presentation. Bluegreen’s sales and marketing platform utilizes a variety of methods to attract prospective customers, drive tour flow, and sell VOIs in its Vacation Club. Bluegreen primarily utilizes marketing alliances with nationally-recognized brands, which provide access to venues which target consumers generally matching Bluegreen’s core demographic. In addition, Bluegreen sources sales prospects through programs which generate leads at high-traffic venues and in high-density tourist locations and events, as well as from telemarketing and referrals from existing owners and other guests at Bluegreen’s properties.

Many of Bluegreen’s marketing programs involve the sale of a discounted vacation package that typically includes a two to three night stay in close proximity to one of Bluegreen’s resort sales offices and requires participation in a sales presentation (a sales tour). Vacation packages are typically sold either in retail establishments, such as Bass Pro stores and outlet malls, or via telemarketing. During the year ended December 31, 2019, Bluegreen sold over 243,000 vacation packages, and 44% of Bluegreen’s VOI sales were derived from vacation packages. As of December 31, 2019, Bluegreen had a pipeline of over 190,000 vacation packages sold, which have generally converted to tours at a rate of 55%.

Bluegreen Vacations Unlimited (“BVU”), Bluegreen’s wholly-owned subsidiary, has an exclusive marketing agreement with Bass Pro, a nationally-recognized retailer of fishing, marine, hunting, camping and sports gear, that provides Bluegreen with the right to market and sell vacation packages at kiosks in each of Bass Pro’s retail locations and through other means. Bluegreen believes that Bass Pro has a loyal customer base that strongly matches its core demographic.

On May 24, 2019, Bluegreen received notice from Bass Pro and its affiliates that it was terminating the marketing agreement based on the failure to cure the alleged breaches, and Bluegreen was removed from all Bass Pro retail stores. BVU subsequently filed a counter claim against Bass Pro and Big Cedar LLC. On June 13, 2019, Bluegreen entered into a settlement agreement which resolved the litigation and reinstated and amended the marketing agreement. Pursuant to the terms of the settlement agreement, Bass Pro agreed to reinstate BVU’s access to Bass Pro’s marketing channels, including Bass Pro and Cabela’s retail stores. Additionally, with no admission of any wrongdoing, Bluegreen paid Bass Pro $20.0 million and agreed to pay Bass Pro $4.0 million on each January 1 from 2020 through 2024. Bluegreen also agreed that Bass Pro would retain $1.5 million of an amount prepaid to them earlier in 2019 under the marketing agreement. Additionally, the agreement was amended to pay Bass Pro a fixed annual fee of $70,000 for each Bass Pro and Cabela’s retail store that BVU accesses (excluding retail stores which are designated to provide tours to Bluegreen/Big Cedar Vacations, or “Bluegreen/Big Cedar Feeder Stores”) plus $32 per net vacation package sold (less cancellations and refunds within 45 days of sale) in lieu of Bluegreen’s previous commission based fees. Bluegreen also agreed to contribute to the Wonders of Wildlife Foundation $5.00 per net package sold (less cancellations and refunds within 45 days of sale), subject to an annual minimum of $700,000. The fixed annual fee was prorated for 2019. Subject to the terms and conditions of the agreement, Bluegreen will generally be required to pay the fixed annual fee with respect to at least 59 Bass Pro retail stores and a minimum number of Cabela’s retail stores that increases over time to a total of at least 60 Cabela’s retail stores by the end of 2021. However, the minimum number of Bass Pro and Cabela’s retail stores on which Bluegreen pays the fixed annual fee may be reduced under certain circumstances, including as a result of a reduction of traffic in the stores in excess of 25% year-over-year. The parties also executed mutual waivers and releases and agreed to the dismissal of the litigation.

As of December 31, 2019, Bluegreen sold vacation packages in 68 of Bass Pro’s stores and 15 Cabela’s retail stores. During the years ended December 31, 2019, 2018, and 2017, VOI sales to prospects and leads generated by the agreement with Bass Pro accounted for approximately 13%, 14%, and 15%, respectively, of Bluegreen’s VOI sales volume. Bluegreen’s marketing alliance with Bass Pro currently runs through 2025.

Bluegreen also has an exclusive strategic relationship with Choice Hotels that involves several areas of its business, including a sales and marketing alliance that enables it to leverage Choice Hotels’ brands, customer relationships, and marketing channels to sell vacation packages. Vacation packages are sold through customer reservation calls transferred to Bluegreen from Choice and through outbound telemarketing methods utilizing Choice’s customer database. In addition, 38 of Bluegreen’s resorts are part of Choice’s Ascend Hotel Collection, which provides Bluegreen with the opportunity to market to Choice Hotel guests staying at its resorts. Bluegreen’s strategic relationship with Choice Hotels began in 2013 and was extended in August 2017 for a 15 year term, with an additional 15-year renewal term thereafter unless either party elects not to renew the arrangement.

In addition, Bluegreen generates leads and sells vacation packages through its relationships with various other retail operators and entertainment providers. As of December 31, 2019, Bluegreen had kiosks in 16 outlet malls, which have been strategically selected based on their proximity to major vacation destinations and strong foot traffic of consumers matching Bluegreen’s core target demographic. Bluegreen generates vacation package sales from these kiosks. Bluegreen also generates leads at other malls and outlets and high-density locations or events where contact information for sales prospects is obtained through raffles, giveaways, and other attractions. Bluegreen then seeks to sell vacation packages to those prospects, including through telemarketing efforts by Bluegreen or third-party vendors. As of December 31, 2019, Bluegreen had lead generation operations in over 452 locations.

Bluegreen believes that this diverse strategic marketing alliances (including those with Bass Pro, Choice Hotels, and other retail operators and entertainment providers) provides a potential strategic advantage over certain of its competitors that rely primarily on relationships with their affiliated hotel brands to drive lead generation and new owner growth. Bluegreen’s goal is to identify marketing partners with brands that attract Bluegreen’s targeted owner demographic and to build successful marketing relationships with those partners. In addition to the programs described above, Bluegreen may also engage in other local and national marketing programs from time to time with respect to attracting new customers. Bluegreen believes that the variety in its marketing relationships has historically facilitated a healthy mix of new owner sales vs. existing owner sales that compare favorably to its competitors. During the year ended December 31, 2019, approximately 45% of Bluegreen’s VOI sales were to new owners.

In addition to sales to new customers, Bluegreen also seeks to sell additional VOI points to its existing Vacation Club owners. These sales generally have lower marketing costs and result in higher operating margins than sales generated through other marketing channels. During the years ended December 31, 2019, 2018, and 2017, sales to existing Vacation Club owners accounted for 55%, 52%, and 49%, respectively, of Bluegreen’s system-wide sales of VOIs, net. Bluegreen targets a balanced mix of new customer and existing Vacation Club owner sales to drive sustainable long-term growth. The number of owners in Bluegreen’s Vacation Club increased at a 5% compound annual growth rate between 2012 and 2019, from approximately 170,000 owners as of December 31, 2012 to approximately 220,000 owners as of December 31, 2019.

Bluegreen operates 26 sales offices, typically located adjacent to its resorts and staffed with sales representatives and sales managers. As of December 31, 2019, Bluegreen had over 3,200 employees dedicated to VOI sales and marketing. Bluegreen utilizes a uniform sales process and offers ongoing training for its sales personnel with the goal of maintaining strict quality control policies. During the year ended December 31, 2019, 94% of Bluegreen’s sales were generated from 20 of its sales offices, which focus on both new customer and existing Vacation Club owner sales. Bluegreen’s remaining 6 sales offices are primarily focused on sales to existing Vacation Club owners staying at the respective resort. Bluegreen also utilizes its telesales operations to sell additional VOIs to Vacation Club owners.

Flexible Business Model

Bluegreen’s business model is designed to give it potential flexibility to capitalize on opportunities and adapt to changing market environments. Bluegreen has the ability to adjust its targeted mix of capital-light vs. developed VOI sales, sales to new customers vs. existing Vacation Club owners, and cash vs. financed sales. While Bluegreen may pursue opportunities that impact its short-term results, Bluegreen’s long-term goal is to achieve sustained growth while maximizing earnings and cash flow.

Note: Cash sales represent the portion of Bluegreen’s system-wide sales of VOIs, net that is received from the customer in cash within 30 days of purchase.

VOI Sales Mix

Bluegreen’s VOI sales include:

•	Fee-based sales of VOIs owned by third-party developers pursuant to which Bluegreen is paid a commission;
•	JIT sales of VOIs that Bluegreen acquires from third-party developers in close proximity to when Bluegreen intends to sell such VOIs;
•	Secondary market sales of VOIs that Bluegreen acquires from HOAs or other owners; and
•	Developed VOI sales, or sales of VOIs in resorts that Bluegreen develops or acquires (excluding inventory acquired pursuant to JIT and secondary market arrangements).

As of December 31, 2019, sales of VOIs were comprised of the following:

Fee-Based Sales

Bluegreen offers sales and marketing services to third-party developers for a commission. Under these fee-based sales arrangements, which are typically entered into on a non-committed basis, Bluegreen sells the third-party developers’ VOIs as Vacation Club interests through its sales and marketing platform. Bluegreen also provides third-party developers with administrative services, periodic reporting, and analytics through its proprietary software platform. Bluegreen seeks to structure the fee for these services to cover selling and marketing costs, plus an operating profit. Historically, Bluegreen has targeted a commission rate of 65% to 75% of the VOI sales price. Fee-Based Sales comprised 50% of system-wide sales of VOIs during the year ended December 31, 2019. Notes receivable originated in connection with fee-based sales are held by the third-party developer and, in certain cases, are serviced by Bluegreen for an additional fee. In connection with fee-based sales, Bluegreen is not at risk for development financing and has no capital requirements, thereby increasing its return on invested capital. Bluegreen also typically holds the HOA management contract associated with these resorts.

Just-In-Time (JIT) VOI Sales

Bluegreen enters into JIT inventory acquisition agreements with third-party developers that allow Bluegreen to buy VOI inventory in close proximity to when Bluegreen intends to sell such VOIs. While Bluegreen typically enters into such arrangements on a non-committed basis, Bluegreen may engage in committed arrangements under certain circumstances. Similar to fee-based sales, JIT sales do not expose Bluegreen to risks for development financing. However, unlike fee-based sales, Bluegreen holds the consumer finance receivables originated in connection with JIT sales. While JIT sales accounted for only 1% of system-wide sales of VOIs for the year ended December 31, 2019, JIT arrangements are often entered into in connection with fee-based sales arrangements. Bluegreen also typically holds the HOA management contract associated with these resorts.

Secondary Market VOI Sales

Bluegreen acquires VOI inventory from HOAs and other owners generally on a non-committed basis. These VOIs are typically obtained by the applicable HOA through foreclosure or termination in connection with HOA maintenance fee defaults. Accordingly, Bluegreen generally purchases VOIs from secondary market sources at a greater discount to retail price compared to developed VOI sales and JIT sales. During the year ended December 31, 2019, secondary market sales accounted for 20% of Bluegreen’s system-wide sales of VOIs.

Developed VOI Sales

Developed VOI sales are sales of VOIs in resorts that Bluegreen has developed or acquired (excluding inventory acquired pursuant to JIT and secondary market arrangements). During the year ended December 31, 2019, developed VOI sales accounted for 29% of Bluegreen’s system-wide sales of VOIs. Bluegreen holds the notes receivable originated in connection with developed VOI sales.

Bluegreen also typically hold the HOA management contract associated with these resorts.

Future VOI Sales

The retail value of Bluegreen’s completed VOI inventory increases or decreases from period to period due to the acquisition of inventory through JIT and secondary market arrangements, development of new VOI units, reacquisition of VOIs through notes receivable defaults, and changes to sales prices and completed sales. As of December 31, 2019 and 2018, Bluegreen owned completed VOI inventory (excluding units not currently being marketed as VOIs, such as model units) and had access to additional completed VOI inventory through fee-based and JIT arrangements having a retail sales value as follows (dollars are in thousands and represent the then-estimated retail sales value):

	As of December 31,
Inventory Source	2019	2018
Owned completed VOI inventory	$1,115,822	$969,167
Inventory accessible through fee-based
and JIT arrangements	312,816	487,391
Total	$1,428,638	$1,456,558

Based on current estimates and expectations, Bluegreen believes this inventory, combined with inventory being developed by Bluegreen or its third-party developer clients and inventory that Bluegreen may reacquire in connection with mortgage and maintenance fee defaults, can support Bluegreen’s VOI sales at its current levels for over four years. Bluegreen maintains relationships with numerous third-party developers and expects additional fee-based and JIT relationships to continue to provide high-quality VOI inventory to support its sales efforts. In addition, Bluegreen is focused on strategically expanding its inventory through development at five of its resorts over the next several years. Bluegreen intends to continue to strategically evaluate opportunities to develop or acquire VOI inventory in key strategic markets where Bluegreen identifies growing demand and has already established marketing and sales networks.

During the years ended December 31, 2019 and 2018, the estimated retail sales value and cash purchase price of the VOIs Bluegreen acquired through secondary market arrangements were as follows (dollars in thousands):

	Years Ended December 31,
	2019	2018
Estimated retail sales value	$228,632	$164,390
Cash purchase price	$15,962	$11,994

Development activities currently consist primarily of additional VOI units being developed at The Cliffs at Long Creek and The Bluegreen Wilderness Club at Big Cedar in Ridgedale, Missouri.

Management and Other Fee-Based Services

Bluegreen earns recurring management fees for providing services to HOAs. These management services include oversight of housekeeping services, maintenance, and certain accounting and administrative functions. Bluegreen believes its management contracts yield highly predictable cash flows that do not have the traditional risks associated with hotel management contracts that are linked to daily rate or occupancy. Bluegreen’s management contracts are typically structured as “cost-plus” management fees, which means Bluegreen generally earns fees equal to 10% to 12% of the costs to operate the applicable resort. These agreements generally have an initial term of three years with automatic one year renewals. As of December 31, 2019, Bluegreen provided management services to 49 resorts. Bluegreen also earns recurring management fees for providing services to the Vacation Club. These services include managing the reservation system and providing owner billing and collection services. Bluegreen’s management contract with the Vacation Club currently provides for reimbursement of its costs plus a fee equal to $10 per VOI owner. Bluegreen may seek to expand its management services business, including to provide hospitality management services to hotels for third parties.

In addition to HOA and club management services, Bluegreen also provides other fee-based services that produce revenues without the significant capital investment generally associated with the development and acquisition of resorts. These services include title and escrow services for fees in connection with the closing of VOI sales, servicing notes receivable held by third parties (typically for a fee equal to 1.5% to 2.5% of the principal balance of the serviced portfolio), and construction management services for third-party developers (typically for fees equal to 4% of the cost of construction of the project). Bluegreen also receives revenues from retail and food and beverage operations at certain resorts.

Customer Financing

Bluegreen generally offers qualified purchasers financing for up to 90% of the purchase price of VOIs. The typical financing provides for a term of ten years and a fixed interest rate that is determined by the FICO score of the borrower and the amount of the down payment and existing ownership, is fully amortizing in equal installments, and may be prepaid without penalty. Purchasers may receive an additional 1% discount on the interest rate by participating in Bluegreen’s pre-authorized payment plan. As of December 31, 2019, approximately 95% of Bluegreen’s serviced VOI notes receivable participated in Bluegreen’s pre-authorized payment plan. During the year ended December 31, 2019, the weighted-average interest rate on Bluegreen’s VOI notes receivable was 14.9%.

VOI purchasers are generally required to make a down payment of at least 10% of the sales price. As part of Bluegreen’s efforts to manage operating cash flows, Bluegreen currently incentivizes its sales associates to encourage cash sales and higher down payments on financed sales, with a target of 40-45% of the VOI sales price collected in cash. Bluegreen also promotes a point-of-sale credit card program sponsored by a third-party financial institution. As a result of these efforts, Bluegreen has increased both the percentage of sales that are fully paid in cash and the average down payment on financed sales as compared to historical levels. Including down payments received on financed sales, approximately 42% of Bluegreen’s system-wide sales of VOIs during the year ended December 31, 2019 were paid in cash within approximately 30 days from the contract date.

See “Sales/Financing of Receivables” below for additional information regarding Bluegreen’s receivable financing activities.

Loan Underwriting

Bluegreen generally does not originate financing to customers with FICO scores below 575. However, Bluegreen may provide financing to customers with no FICO score if the customer makes a minimum down payment of 20%. For loans made during 2019, the borrowers’ weighted-average FICO score after a 30-day, “same as cash” period from the point of sale was 731. Further information is set forth in the following table:

FICO Score	Percentage of originated and serviced VOI receivables (1)
<600	2.0%
600 - 699	28.0%
700+	69.0%

(1)	Excludes loans for which the obligor did not have a FICO score. For 2019, approximately 1% of Bluegreen’s VOI notes receivable related to financing provided to borrowers with no FICO score.

Collection Policies

Financed VOI sales originated by Bluegreen typically utilize a note and mortgage. Collection efforts related to these VOI loans are managed by Bluegreen. Collectors are incentivized through a performance-based compensation program.

Bluegreen generally pursues collection efforts with respect to Vacation Club owners with outstanding loans secured by their VOI by mail, telephone, and email (as early as 10 days past due). At 30 days past due, Bluegreen mails a collection letter to the owner, if a U.S. resident, advising that if the loan is not brought current, the delinquency will be reported to a credit reporting agency. At 60 days past due, Bluegreen mails a letter to the owner advising that he or she may be prohibited from making future reservations for lodging at a resort. At 90 days past due, Bluegreen stops the accrual of, and reverses previously accrued but unpaid, interest on the note receivable and typically mails a notice informing the owner that unless the delinquency is cured within 30 days, Bluegreen may terminate the underlying VOI ownership. If an owner fails to bring the account current within the given timeframe, the loan is typically defaulted, and the owner’s VOI is terminated. In that case, Bluegreen mails a final letter, typically at approximately 127 days past due, notifying the owner of the loan default and the termination of his or her beneficial interest in the VOI property. Thereafter, Bluegreen may seek to resell the VOI to a new purchaser. In certain cases, at Bluegreen’s discretion, Bluegreen may not default the loan and terminate the underlying VOI, in which case the loan would remain delinquent.

Allowance for Loan Losses

Under vacation ownership accounting rules, Bluegreen estimates uncollectible VOI notes receivable based on historical amounts for similar VOI notes receivable and does not consider the value of the underlying collateral. Bluegreen holds large pools of homogeneous VOI notes receivable and assesses uncollectibility based on pools of receivables. In estimating future loan losses, Bluegreen’s management does not use a single primary indicator of credit quality but instead evaluates its VOI notes receivable based upon a combination of factors, including a static pool analysis that incorporates the aging of the respective receivables, default trends, and prepayment rates by origination year, as well as the FICO scores of borrowers.

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

Sales/Financing of Receivables

Bluegreen’s ability to sell or borrow against its VOI notes receivable has historically been an important factor in meeting its liquidity requirements. The vacation ownership business generally involves sales where a buyer is only required to pay 10% of the purchase price up front, while at the same time selling and marketing expenses related to such sales are primarily cash expenses that exceed the down payment amount. For the year ended December 31, 2019, Bluegreen’s sales and marketing expenses totaled approximately 51% of system-wide sales of VOIs. Accordingly, having facilities for the sale or hypothecation of VOI notes receivable along with periodic term securitization transactions have been a critical factor in meeting Bluegreen’s short and long-term cash needs. There are no assurances that sales, hypothecation or securitization of VOIs will be available to Bluegreen in the future at acceptable terms or at all. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information about Bluegreen’s VOI notes receivable purchase facilities and term securitizations.

Receivables Servicing

Receivables servicing includes collecting payments from borrowers and remitting the funds to the owners, lenders, or investors in such receivables, accounting for principal and interest on such receivables, making advances when required, contacting delinquent borrowers, terminating a Vacation Club ownership in the event that defaults are not timely remedied, and performing other administrative duties.

Bluegreen receives fees for servicing its securitized notes receivable. These fees are included as a component of interest income. Additionally, Bluegreen earns servicing fee income from third-party developers in connection with its servicing of their loan portfolios under certain fee-based services arrangements, which is netted against the cost of Bluegreen’s mortgage servicing operations.

Bluegreen’s Core Operating and Growth Strategies

Grow VOI sales

Bluegreen’s goal is to utilize its sales and marketing platform to achieve VOI sales growth through the expansion of existing alliances, continued development of new marketing programs, and additional VOI sales to its existing Vacation Club owners. Bluegreen believes there are a number of opportunities within its existing marketing alliances to drive future growth, including the potential expansion of its marketing efforts with Bass Pro. In addition, through Bluegreen’s agreement with Choice Hotels, Bluegreen plans to enhance its marketing program through Choice Hotels’ call-transfer programs. In addition to existing programs, Bluegreen hopes to utilize its sales and marketing expertise to identify unique marketing relationships with nationally-recognized brands that resonate with its core demographic. Bluegreen will also continue to actively seek to sell additional VOI points to its existing Vacation Club owners, which typically involve significantly lower marketing costs and have higher conversion rates compared to sales to new customers. Bluegreen’s goal continues to be to expand and update its sales offices to more effectively convert tours generated by its marketing programs into sales. To this end, Bluegreen is focused on identifying high traffic resorts where it believes increased investment in sales office infrastructure will yield strong sales results.

Continue to enhance Bluegreen’s Vacation Club experience

Bluegreen believes its Vacation Club offers owners exceptional value. Bluegreen’s Vacation Club offers owners access to its 45 Club Resorts and 23 Club Associate Resorts in premier vacation destinations, as well as access to over 11,350 other hotels and resorts and other vacation experiences, such as cruises, through partnerships and exchange networks. Bluegreen continues to seek to add value and flexibility to its Vacation Club membership and enhance the vacation experience of its Vacation Club owners, including through the addition of new destinations, the expansion of its exchange programs, and the addition of new partnerships offering increased vacation options. Bluegreen also continuously seeks to improve its technology, including websites and applications, to enhance its Vacation Club owners’ experiences. Bluegreen believes its focus, combined with its high-quality customer service, will continue to enhance the Vacation Club experience, driving sales to new owners and additional sales to existing Vacation Club owners.

Grow higher-margin, cash generating businesses

Bluegreen seeks to continue to grow its ancillary businesses, including resort management, title services, and loan servicing. Bluegreen believes these businesses can grow with little additional investment in infrastructure and potentially produce higher-margin revenues.

Increase sales and operating efficiencies across all customer touch-points

Bluegreen actively seeks to improve its operational execution across all aspects of its business. In Bluegreen’s sales and marketing platform, it utilizes a variety of screening methods and data-driven analyses intended to identify and attract high-quality prospects to its sales offices in an effort to increase Volume Per Guest (“VPG”), an important measure of sales efficiency. Bluegreen also continues to test new and innovative methods to generate sales prospects with a focus on increasing cost efficiency. In connection with its management services and consumer financing activities, Bluegreen will continue to seek to leverage its size, infrastructure, and expertise to increase operating efficiency and profitability. In addition, as it expands, Bluegreen expects to gain further operational efficiencies by streamlining its support operations, such as call centers, customer service, administration, and information technology.

Maintain operational flexibility while growing the business

Bluegreen believes it has built a flexible business model that allows it to capitalize on opportunities and quickly adapt to changing market environments. Bluegreen intends to continue to pursue growth through what it believes to be an appropriate mix of capital-light sales vs. developed VOI sales, sales to new customers vs. sales to existing Vacation Club owners, and cash sales vs. financed sales, all based on market factors, its financial condition and operating needs, and other factors that Bluegreen’s management may deem relevant. While Bluegreen may from time to time pursue opportunities that impact its short-term results, Bluegreen’s long-term goal is to achieve sustained growth.

Pursue strategic transactions

As part of its growth strategy, Bluegreen may seek acquisitions of other VOI companies, resort assets, sales and marketing platforms, management companies and contracts, and other assets, properties and businesses, including where Bluegreen believes significant synergies and cost savings may be available. Bluegreen may choose to pursue these acquisitions directly or in partnership with third-party developers or others, including pursuant to arrangements in which third-party developers purchase the resort assets and Bluegreen sells the VOIs in the acquired resort on a commission basis. Bluegreen has a history of successfully identifying, acquiring, and integrating complementary businesses and believes its flexible sales and marketing platform enables it to complete these transactions in a variety of economic conditions.

Industry Overview

The vacation ownership, or timeshare, industry is a fast growing segment of the global travel and tourism sector. By purchasing a VOI, the purchaser typically acquires either (i) a fee simple interest in a property (or collection of properties) providing annual usage rights at the owner’s home resort (where the owner’s VOI is deeded) or (ii) an annual or biennial allotment of points that can be redeemed for stays at properties included in the vacation ownership company’s resort network or for other vacation options available through exchange programs. Compared to hotel rooms, vacation ownership units typically offer more spacious floor plans and residential features, such as living rooms, fully equipped kitchens, laundry appliances, and dining areas. Compared to owning a vacation home in its entirety, the key advantages of vacation ownership products typically include a lower up-front acquisition cost and annual expenses, resort-style features and services, and, often, an established infrastructure to exchange usage rights for stays across multiple locations.

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

The average VOI owner is 40 years old, married, and 79% have either graduated from college or have attended some college. VOI owners have an average household income of over $86,000.

BBX Capital Real Estate

Business Overview

BBX Capital Real Estate is engaged in the acquisition, development, construction, ownership, financing, and management of real estate and investments in real estate joint ventures, including investments in multifamily apartment and townhome communities, single-family master-planned communities, and commercial properties located primarily in Florida. In addition, it owns a 50% equity interest in the Altman Companies, a developer and manager of multifamily apartment communities, and manages the legacy assets acquired in connection with the Company’s sale of BankAtlantic in 2012, including portfolios of loans receivable and real estate properties.

Strategy

BBX Capital Real Estate’s strategy is focused on:

•	Identifying and acquiring or developing real estate, including multifamily apartment and townhome communities, single-family master-planned communities, and commercial properties; and
•	Identifying and investing in opportunistic real estate joint ventures with third party developers.

Although BBXRE has historically focused on the monetization of the legacy asset portfolio through the collection or sale of loans receivable and the development or sale of foreclosed real estate properties, it largely completed the monetization of the portfolio following the sale of several significant real estate properties during 2019. As a result, BBXRE is currently focused on leveraging the Altman Companies, as well as BBXRE’s relationships with third party developers, to source investments in new development opportunities with the goal of building a diversified portfolio of real estate investments that generate profits. In addition to the development and sale of multifamily apartment communities, these investment opportunities may also include the development of multifamily apartment communities that will be owned over a long-term hold period and the acquisition of existing multifamily apartment communities which can be renovated and re-leased pursuant to a “value add” strategy, as well as the pursuit of investment opportunities in additional geographic locations. Furthermore, while BBXRE’s investments in multifamily apartment communities sponsored by the Altman Companies primarily involve investing in the managing member in the joint ventures that are formed to invest in such projects, BBXRE may also consider opportunistically making increased debt or equity investments in one or more of such projects in lieu of seeking such funding from unaffiliated third parties.

Investment Portfolio

BBXRE has invested in a diverse portfolio of real estate developments, including multifamily apartment communities, single-family master-planned communities, retail and mixed-used properties, operating properties, and other legacy assets. The following is a description of BBXRE’s current principal investments and certain material investments that were recently monetized during the year ended December 31, 2019.

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

The Altman Companies is a fully integrated platform engaged in all aspects of the development process through its ownership of various operating companies that were previously owned and operated by JA. These companies and their predecessors have operated since 1968 and have developed and managed more than 25,000 multifamily units throughout the United States, including communities in Florida, Michigan, Illinois, Tennessee, Georgia, Texas, and North Carolina. The Altman Companies currently operates through the following companies:

•

Altman Development Company (“ADC”) – The Altman Companies owns 100% of ADC, which performs site selection and other predevelopment activities (including project underwriting and design), identifies development financing (which is typically comprised of a combination of internal and external equity and institutional debt), provides oversight of the construction process, and arranges for the ultimate sale of the projects upon stabilization. ADC enters into a development agreement with each joint venture that is formed to invest in development projects originated by the platform and earns a development fee for its services.

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

In addition to the fees earned by these companies, BBXRE and JA invest in the managing member of the joint ventures that are formed to invest in projects originated by the platform based on their relative ownership percentages in the Altman Companies. Such equity interests are typically entitled to a promoted equity interest in the projects to the extent that the external equity investors in such ventures receive agreed-upon returns on their investments.

The Altman Companies has historically incurred operating costs in excess of the fees earned from the projects, and as a result, earnings generated by the platform generally arise as a result of the ability to invest as the managing member and receive promoted equity interests in the projects.

Pursuant to the operating agreement of the Altman Companies, BBXRE will acquire an additional 40% equity interest in the Altman Companies from JA for a purchase price of $9.4 million in January 2023, and JA can also, at his option or in other predefined circumstances, require the Company to purchase his remaining 10% equity interest in the Altman Companies for $2.4 million. However, JA will retain his membership interests, including his decision making rights, in the managing member of any development joint ventures that are originated prior to the Company’s acquisition of additional equity interests in the Altman Companies. In addition, in certain circumstances, BBXRE may acquire the 40% membership interests in AGC that are not owned by the Altman Companies for a purchase price based on prescribed formulas in the operating agreement of AGC.

In connection with its investment in the Altman Companies, BBXRE acquired interests in the managing member of seven multifamily apartment developments, including four developments in which BBXRE had previously invested as a non-managing member, for aggregate cash consideration of $8.8 million.

In addition, as of December 31, 2019, BBXRE and JA have each contributed $3.75 million to ABBX Guaranty, LLC, a joint venture established to provide guarantees on the indebtedness and construction cost overruns of new real estate joint ventures formed by the Altman Companies.

The following provides a description of BBXRE’s various investments in multifamily apartment communities, many of which are investments in joint ventures with JA that were originated prior to BBXRE’S investment in the Altman Companies.

Altis at Lakeline

In December 2014, BBXRE invested $5.0 million as one of a number of investors in a joint venture with JA to develop Altis at Lakeline, a 354 unit multifamily apartment community in Cedar Park, Texas. In November 2018, BBXRE also acquired approximately 50% of JA’s membership interest in the joint venture for $0.5 million. Construction commenced in 2015 and was completed during 2017. During the year ended December 31, 2019, the joint venture sold the project, and BBXRE recognized $5.0 million of equity earnings and received $9.3 million of distributions from the venture.

Altis at Bonterra

In December 2015, BBXRE invested in a joint venture with JA to develop Altis at Bonterra, a 314 unit multifamily apartment community in Hialeah, Florida. At the inception of the venture, BBXRE transferred land with an agreed upon value of $9.4 million and cash of $7.5 million to the joint venture in return for its membership interest. In November 2018, BBXRE also acquired approximately 50% of JA’s membership interest in the joint venture for $1.4 million. Construction commenced in 2016 and was completed during 2017. During the year ended December 31, 2019, the joint venture sold the project, and BBXRE recognized $29.2 million of equity earnings and received approximately $46.0 million of distributions from the venture.  Prior to the sale, BBXRE received approximately $4.3 million of distributions from the venture during the year ended December  31, 2019 related to the operating profits of the joint venture.

Altis at Shingle Creek

In April 2016, BBXRE invested $0.3 million as one of a number of investors in a joint venture with JA to develop Altis at Shingle Creek, a 356 unit multifamily apartment community in Orlando, Florida.  During the year ended December 31, 2018, the joint venture sold the project, and BBXRE recognized $3.4 million of equity earnings and received $3.7 million of distributions from the venture.

Altis at Grand Central

In September 2017, BBXRE invested $1.9 million as one of a number of investors in a joint venture with JA to develop Altis at Grand Central, a 314 unit multifamily apartment community in Tampa, Florida.  In November 2018, BBXRE also acquired approximately 50% of JA’s membership interest in the joint venture for $0.6 million. Construction commenced in 2017 and is expected to be substantially completed during 2020.

Altis at Promenade

In December 2017, BBXRE invested $1.0 million as one of a number of investors in a joint venture with JA to develop Altis at Promenade, a 338 unit multifamily apartment community in Tampa, Florida.  In November 2018, BBXRE also acquired approximately 50% of JA’s membership interest in the joint venture for $1.2 million. Construction commenced in 2018 and was substantially completed during 2019. The 338 apartment units were approximately 40% leased as of December 31, 2019.

Altis at Ludlam

During 2018, BBXRE invested $0.7 million with JA and another investor in a joint venture to acquire land, obtain entitlements, and fund predevelopment costs for a potential multifamily apartment development in Miami, Florida. During 2019, BBXRE invested an additional $0.4 million in the joint venture to fund predevelopment costs. The joint venture expects to receive entitlements, close on permanent development financing, and commence construction during the first quarter of 2020.

Altis at Preserve (Suncoast)

During 2018, BBXRE invested $1.9 million with JA in a joint venture to acquire land, obtain entitlements, and fund predevelopment costs for the development of Altis at Preserve (Suncoast), a 350 unit multifamily apartment community in Tampa, Florida.  In 2019, the joint venture closed on its development financing and commenced construction, which is expected to be substantially completed in 2020. In connection with the closing, BBXRE and JA retained membership interests in the managing member of the joint venture and received distributions of a portion of their previous capital contributions based on the final development financing structure.

Altis at Pembroke Gardens

In November 2018, BBXRE acquired approximately 50% of JA’s membership interest in a joint venture invested in Altis at Pembroke Gardens for $1.3 million. Altis at Pembroke Gardens is a 280 unit multifamily apartment community in Pembroke Pines, Florida. Construction of the community was completed during 2017, and the 280 apartment units were approximately 95% leased as of December 31, 2019. The joint venture intends to seek to sell the project in 2020.

Altis at Boca Raton

In November 2018, BBXRE acquired approximately 50% of JA’s membership interest in a joint venture invested in Altis at Boca Raton for $1.9 million. Altis at Boca Raton is a 398 unit multifamily apartment community in Boca Raton, Florida. Construction of the community was completed during 2017, and the 398 apartment units were approximately 96% leased as of December 31, 2019.  The joint venture intends to seek to sell the project in 2020.

Altis at Wiregrass

In November 2018, BBXRE acquired approximately 50% of JA’s membership interest in a joint venture invested in Altis at Wiregrass for $1.9 million. Altis at Wiregrass is a 392 unit multifamily apartment community in Tampa, Florida. Construction of the community was completed during 2018, and the 392 apartment units were approximately 91% leased as of December 31, 2019. The joint venture intends to seek to sell the project in 2020.

Altis at Little Havana

In June 2019, BBXRE invested $0.8 million in a joint venture sponsored by the Altman Companies to develop Altis at Little Havana, a 224 unit multifamily apartment community in Miami, Florida. Construction commenced in 2019 and is expected to be substantially completed in 2021.

Altis at Lake Willis (Vineland Point)

In August 2019, BBXRE invested $4.5 million in a joint venture sponsored by the Altman Companies to acquire land, obtain entitlements, and fund predevelopment costs for the development of a potential multifamily apartment community in Orlando, Florida.  The joint venture expects to receive entitlements for the project, close on the capital to construct the project, and commence construction in 2020.

Altis at Miramar East/West

In October 2019, BBXRE invested $2.5 million in a joint venture sponsored by the Altman Companies to develop Altis Miramar West, a 320 unit multifamily apartment community, and Altis Miramar East, a 330 unit multifamily apartment community, on two adjacent sites in Miramar, Florida. Construction commenced in 2019 and is expected to be substantially completed in 2021.

Rights to Joint Venture Distributions

The operating agreements governing the joint ventures generally provide that the holders of the non-managing membership interests are entitled to distributions based on their pro-rata share of the capital contributions to the ventures until such members receive their aggregate capital contributions plus a specified return on their capital. After such members receive their contributed capital and the specified returns, distributions are based on an agreed-upon allocation of the remaining cash flows available for distribution, with the holders of the managing membership interests receiving an increasing percentage of the distributions. As BBXRE’s investments in the above joint ventures include investments as both a non-managing member and a managing member, the Company’s economic interest in the expected distributions from such ventures in many cases is not the same as its pro-rata share of its contributed capital in such ventures.

Single Family Developments

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

In 2017, BBXRE commenced land development and entered into purchase agreements with homebuilders for the 302 finished lots comprising Phase I of the project. During the years ended December 31, 2019 and 2018, BBXRE closed on the sale of all of the finished lots comprising Phase I to homebuilders (51 in 2019 and 251 in 2018) and recognized pre-tax profits of $10.1 million in connection with such sales ($2.4 million in 2019 and $7.7 million in 2018).

BBXRE has commenced land development on the lots comprising Phase II of the project, which is expected to include approximately 400 single-family homes and 196 townhomes, and an additional 79 lots for single-family homes as part of Phase III of the project. BBXRE has entered into purchase agreements with homebuilders to sell developed lots for 422 single-family homes and all of the 196 townhomes, and closings on the sale of developed lots in Phase II to homebuilders commenced in January 2020.

BBXRE has financed a portion of the development costs for the project through the issuance of Community Development District Bonds. Under the terms of the purchase agreements with the homebuilders, in connection with the sale of the finished lots, BBXRE is required to repay a portion of the bonds with proceeds from such sales, while a portion of the bonds are required to be assumed by the homebuilders.

Chapel Grove

In October 2017, BBXRE invested $4.9 million as one of a number of investors in a joint venture with Label & Co. to develop Chapel Grove, a residential community comprised of 125 townhomes in Pembroke Pines, Florida. BBXRE is entitled to receive 46.75% of the joint venture distributions until it receives its aggregate capital contributions plus a specified return on its capital. After all investors receive a specified return and the return of their contributed capital, any distributions thereafter are shared based on earnings, with the managing member receiving an increasing percentage of distributions. During the year ended December 31, 2019, the joint venture closed on 114 townhomes, and BBXRE recognized $3.0 million of equity earnings and received $6.4 million of distributions from the venture. As of December 31, 2019, the joint venture had executed contracts to sell the remaining eleven townhomes.

Sky Cove

In June 2019, BBXRE invested $4.2 million as one of a number of investors in a joint venture with Label & Co. to develop Sky Cove at Westlake, a residential community comprised of 204 single family homes in Loxahatchee, Florida. BBXRE is entitled to receive 26.25% of the joint venture distributions until it receives its aggregate capital contributions plus a specified return on its capital. After all investors receive a specified return and the return of their contributed capital, any distributions thereafter are shared based on earnings, with Label & Co., as the managing member, receiving an increasing percentage of distributions. The project commenced construction in 2019, and home closings are expected to commence in 2020.

Marbella

As of December 31, 2019, BBXRE had invested $6.0 million in a joint venture with CC Homes to develop Marbella, a residential community comprised of 158 single family homes in Miramar, Florida, and expects to invest an additional $2.5 million in the venture in 2020. BBXRE is entitled to receive 70.00% of the joint venture distributions until it receives its aggregate capital contributions plus a specified return on its capital. After all investors receive a specified return and the return of their contributed capital, any distributions thereafter are shared based on earnings, with CC Homes, as the managing member, receiving an increasing percentage of distributions. The joint venture acquired the development land in 2019 and commenced site development in 2020.

Retail and Mixed Use Developments

PGA Pod B

In 2013, BBXRE purchased for $6.1 million PGA Design Center, a commercial property located in PGA Station in Palm Beach Gardens, Florida, with three existing buildings comprised of approximately 145,000 square feet of furniture space. Subsequent to the acquisition of the property, BBXRE invested in a joint venture with Stiles Development to redevelop the property. At the inception of the venture, BBXRE contributed the property (excluding certain residential development entitlements) to the joint venture in exchange for cash of $2.9 million and a 40% interest in the venture. BBXRE transferred the retained residential development entitlements to PGA Pods A&C, which are adjacent parcels owned by BBXRE (see below for further discussion regarding these parcels).

During the year ended December 31, 2016, governmental approvals were obtained to change the use of a portion of the property from retail to office. During the year ended December 31, 2018, the joint venture closed on the sale of one of the buildings, and BBXRE recognized $1.5 million of equity earnings from the venture. During the year ended December 31, 2019, the joint venture closed on the sale of the remaining two buildings and provided seller financing to the buyer for a portion of the sales price. As a result of the sale, BBXRE recognized $2.8 million of equity earnings and received $2.3 million of distributions from the venture.

PGA Pods A&C

In 2014, BBXRE acquired land located in PGA Station in Palm Beach Gardens, Florida through foreclosure on a loan receivable in the legacy asset portfolio. BBXRE subsequently obtained governmental approvals to construct a 122 room limited-service suite hotel, a medical office building, and three 60,000 square foot office buildings on the land and commenced land development with the intent of selling the developed land to third party developers.

During the year ended December 31, 2017, BBXRE closed on the sale of the land on which the hotel and medical office buildings were approved to be constructed to third party developers. During the year ended December 31, 2019, BBXRE closed on the sale of the remaining parcels, which were sold to the buyer of the commercial buildings sold by the PGA Design Center joint venture, as described above. BBXRE reinvested $2.1 million of the proceeds in the PGA Lender joint venture, a joint venture formed with the PGA Design Center joint venture to invest in the seller financing provided to the buyer by the PGA Design Center joint venture.

Bayview

In 2014, BBXRE invested in a joint venture with an affiliate of Procacci Development Corporation (“PDC”). At the inception of the venture, BBXRE and PDC each contributed $1.8 million to the venture in exchange for a 50% interest. The joint venture acquired for $8.0 million approximately three acres of real estate in Fort Lauderdale, Florida. There is currently an approximate 84,000 square foot office building, along with a convenience store and gas station, on the property. The office building has low occupancy with short term leases, while the lease for the convenience store ends in March 2022. BBXRE anticipates that the property will be redeveloped into a mixed-use project in the future.

L03/212 Partners

In 2019, BBXRE invested $2.0 million as one of a number of investors in The Main Las Olas joint venture, which was formed to invest in the development of The Main Las Olas, a mixed-used project in downtown Fort Lauderdale, Florida that is planned to be comprised of an office tower with approximately 365,000 square feet of leasable area, a residential tower with approximately 341 units, and approximately 45,000 square feet of ground floor retail. As of December 31, 2019, BBXRE expects to invest an additional $2.0 million in the venture as development progresses. The project is currently under construction and is anticipated to be substantially completed during the fourth quarter of 2020.  BBX has executed an agreement with the joint venture to lease space in the office tower for its corporate headquarters (See Item 2 – Properties of this Annual Report for additional information).

Operating Properties

RoboVault

In 2013, the Company acquired RoboVault, a 155,000 square foot self-storage facility in Fort Lauderdale, Florida, through foreclosure on a loan receivable in the legacy asset portfolio. During the year ended December 31, 2019, BBXRE sold the facility for net proceeds of $11.7 million and recognized a gain on the sale of real estate of $4.8 million.

Legacy Assets

In addition to the above projects, BBXRE holds various legacy assets acquired in connection with the Company’s sale of BankAtlantic in 2012,  including loans receivable and real estate with an aggregate carrying amount of approximately $22.3 million as of December 31, 2019. The majority of the legacy assets do not generate cash flows on a regular or predictable basis and are not expected to do so until the assets are monetized through loan repayments or transactions involving the sale, joint venture, or development of the underlying real estate.

In recent years, BBXRE has generated substantial profits from the legacy asset portfolio, as the majority of the loans receivable and foreclosed real estate assets within the portfolio were impaired in prior periods to their estimated fair values during the recession that began in 2007 and 2008 but were ultimately monetized by BBXRE following the subsequent recovery in the real estate market over the past several years. Although BBXRE is continuing its efforts to monetize the remaining assets within the portfolio, BBXRE has substantially completed the monetization of the portfolio and does not expect to generate substantial profits from the remaining assets in future periods.

BBX Sweet Holdings

Business Overview

BBX Sweet Holdings is engaged in the ownership and management of operating businesses in the confectionery industry, including IT’SUGAR, Hoffman’s Chocolates, and Las Olas Confections and Snacks.

IT’SUGAR is a specialty candy retailer which operates approximately 100 retail locations, which include a mix of high-traffic resort and entertainment, lifestyle, mall/outlet, and urban locations in over 25 states and Washington D.C., and its products include bulk candy, candy in giant packaging, and licensed and novelty items. IT’SUGAR has historically utilized a store model for its retail locations that requires a relatively low initial investment, with a goal of shorter payback periods and increased investment returns. However, as a result of trends in retail consumer traffic, IT’SUGAR is currently focused on opening and operating larger stores in select resort and entertainment locations which generally experience higher traffic and sales volume but require a higher initial investment. During 2019, IT’SUGAR continued to invest capital in these types of locations, including Grand Bazaar, a 6,000 square foot location in Las Vegas, Nevada that was opened in June 2019, and a 22,000 square foot, three story candy department store at American Dream, a 3 million square foot shopping and entertainment complex in New Jersey, that was opened in December 2019. In addition, IT’SUGAR is also continuing to evaluate its current retail locations where sales volumes may give rise to early lease termination rights and the potential opportunity to renegotiate lease terms and occupancy costs. For certain underperforming locations where IT’SUGAR does not have early lease termination rights, IT’SUGAR is evaluating potential opportunities to close or sublease such locations. In certain circumstances, IT’SUGAR may determine that it is in its best interest to incur costs to exit a location if the Company believes that the closure of such locations will improve IT’SUGAR’s overall operating efficiencies and profitability over the long term.

BBX Sweet Holdings’ other operations include Hoffman’s Chocolates, a retailer of gourmet chocolates with retail locations in South Florida, and Las Olas Confections and Snacks,  a manufacturer and wholesaler of chocolate and other confectionery products.

Strategy

BBX Sweet Holdings’ business and operating strategy is focused on:

•	Perfecting store model for larger store locations and optimizing existing store portfolio at IT’SUGAR;
•	Developing creative and humorous product content at IT’SUGAR;
•	Increasing customer engagement;
•	Recruiting and retaining talented associates;
•	Improving gross margin and profitability through process improvements and efficiencies and reductions in product and operating costs; and
•	Maximizing industry partnerships.

Renin

Business Overview

Renin is engaged in the design, manufacture, and distribution of sliding doors, door systems and hardware, and home décor products and operates through its headquarters in Canada and two manufacturing and distribution facilities in the United States and Canada. In addition to its own manufacturing, Renin also sources various products and materials from China. Following BBX Capital’s acquisition of Renin in 2013, Renin, which historically generated operating losses, has become profitable, generating trade sales of $67.5 million and income before taxes of $1.8 million for the year ended December 31, 2019.

Renin’s products are sold through three channels in North America: retail, commercial, and direct installation in the greater Toronto area. Renin’s retail channel currently comprises approximately 63% of its gross sales and includes big box retail customers such as Lowes, Home Depot, and Costco, while its commercial channel currently comprises approximately 26% of its gross sales and includes original equipment manufacturers and fabricators across North America. Renin’s direct installation channel generates the remaining sales.

Strategy

Renin’s business and operating strategy is focused on:

•	Growing sales across all channels by delivering outstanding customer service and consistently developing innovative products;
•	Improving gross margin by lowering manufacturing costs through productivity improvement;
•	Reducing customer lead-times through better inventory planning and repatriation of domestic manufacturing balanced with global sourcing of finished goods; and
•	Seeking to potentially acquire companies in complementary businesses.

Employees

As of December 31, 2019, the Company and its subsidiaries had approximately 7,185 employees,  including 5,873 employees at Bluegreen.

Management believes that its relations with its employees are satisfactory. The Company currently maintains employee benefit programs that are considered by management to be generally competitive with programs provided by other major employers in its markets.

As of December 31, 2019,  approximately 27 employees of Bluegreen were covered by two collective bargaining agreements which address the terms and conditions of their employment, including pay rates, working hours, certain employee benefits, and procedures for settlement of labor disputes. In addition, approximately ten employees of a Canadian division of Renin are unionized with a collective bargaining agreement in place. Employees at Renin’s Brampton manufacturing facility in Canada voted against unionization.

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

Bluegreen competes with various high profile and well-established companies, many of which have greater liquidity and financial resources than Bluegreen. Many of the world’s most recognized lodging, hospitality, and entertainment companies develop and sell VOIs in resort properties. Major companies that operate vacation ownership resorts directly,  through subsidiaries or through strategic relationships, include Marriott Vacations Worldwide Corporation, the Walt Disney Company, Hilton Grand Vacations, Wyndham Destinations, and Diamond Resorts International. Bluegreen also competes with numerous smaller owners and operators of vacation ownership resorts and alternative lodging options available to consumers through both traditional methods of delivery and new web portals and applications, including private rentals of homes, apartments or condominium units, which have increased in popularity in recent years. Bluegreen’s ability to remain competitive and to attract and retain customers depends on its customers’ satisfaction with Bluegreen’s products and services as well as on distinguishing the quality, value, and efficiency of its products and services from those offered by its competitors. In Bluegreen’s fee-based services business, Bluegreen typically competes with Hilton Grand Vacations and Wyndham Destinations. In addition to competing for sales leads, prospects, and fee-based service clients, Bluegreen competes with other VOI developers for marketing, sales and resort management personnel.

BBXRE invests in the development of multifamily apartment communities. Due to the historically strong performance of this class of asset within the real estate market, BBXRE is experiencing increased competition from other real estate investors and developers, which is increasing the cost of land and resulting in increased inventories of multifamily apartment communities in the markets in which BBXRE invests and operates, which can decrease market rental rates and increase the time required to lease and stabilize its developments.

Renin’s products are primarily sold to large retailers and wholesalers, and it experiences intense competition from importers of foreign products.

Four unaffiliated companies in the confectionery industry currently account for the majority of the industry’s revenues, reflecting significant concentration and competition in the industry in which BBX Sweet Holdings operates.

Regulation

As a public company, the Company is subject to federal securities laws, including the Securities Exchange Act of 1934.  In addition, the companies in which we hold investments are subject to federal, state and local laws and regulations generally applicable to their respective businesses.

Bluegreen

The vacation ownership and real estate industries are subject to extensive and complex governmental regulation. Bluegreen is subject to various federal, state, local, foreign environmental, zoning, consumer protection and other laws, rules and regulations, including those regarding the acquisition, marketing, and sale of VOIs, as well as various aspects of Bluegreen’s financing operations. At the federal level, the Federal Trade Commission has taken an active regulatory role through the Federal Trade Commission Act, which prohibits unfair or deceptive acts or unfair competition in interstate commerce. In addition, many states have what are known as “Little FTC Acts” that apply to intrastate activity.

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

Bluegreen’s vacation ownership product is subject to various regulatory requirements, including state and local approvals. In most states, Bluegreen is required to file with the jurisdictions a detailed offering statement describing its business and all material aspects of the project and sale of VOIs with the designated state authority. In addition, when required by state law, Bluegreen provides its VOI purchasers with a public offering disclosure statement that contains, among other items, detailed information about the VOI product and the purchaser’s rights and obligations as a VOI owner. Laws in each state where Bluegreen sells VOIs generally grant the purchaser of a VOI the right to cancel a purchase contract at any time within a specified rescission period following the earlier of the date the contract was signed or the date the purchaser received the last of the documents required to be provided by Bluegreen. Most states have other laws that regulate Bluegreen’s activities, which may include real estate licensure requirements, sellers of travel licensure requirements, anti-fraud laws, telemarketing laws, prize, gift and sweepstakes laws, and labor laws.

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

Bluegreen’s marketing, sales, and customer financing activities are also subject to extensive regulation, which can include, but is not limited to: the Truth-in-Lending Act and Regulation Z; the Fair Housing Act; the Fair Debt Collection Practices Act; the Equal Credit Opportunity Act and Regulation B; the Electronic Funds Transfer Act and Regulation E; the Home Mortgage Disclosure Act and Regulation C; the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”); Unfair or Deceptive Acts or Practices and Regulation AA; the Patriot Act; the Right to Financial Privacy Act; the Gramm-Leach-Bliley Act; the Fair and Accurate Credit Transactions Act; and anti-money laundering laws. The Dodd-Frank Act contains significant changes to the regulation of financial institutions and related entities, including the creation of new federal regulatory agencies, and the granting of additional authorities and responsibilities to existing regulatory agencies to identify and address emerging systemic risks posed by the activities of financial services firms. The Consumer Financial Protection Bureau (the “CFPB”) is one such regulatory agency created pursuant to the Dodd-Frank Act. The CFPB’s mandate is to protect consumers by carrying out federal consumer financial laws and to publish rules and forms that facilitate understanding of the financial implications of the transactions consumers enter into. Consistent with this mission, the CFPB amended Regulations X and Z to establish new disclosure requirements and forms pursuant to Regulation Z for most closed-end consumer credit transactions secured by real property. The practical impact upon Bluegreen is the requirement to use a new Integrated Mortgage Disclosure Statement in lieu of the separate Good Faith Estimate and Closing Statement. In addition, Bluegreen’s term securitization transactions must comply with certain requirements of the Dodd-Frank Act, including risk retention rules.

Bluegreen’s management of, and dealings with, HOAs, including the purchase of defaulted inventory from HOAs in connection with secondary market arrangements, is subject to state laws and resort rules and regulations, including those with respect to the establishment of budgets and expenditures, rule-making and the imposition of maintenance assessments.

During the year ended December 31, 2019, approximately 7% of Bluegreen’s VOI sales were generated by marketing to prospective purchasers obtained through internal and third-party vendors’ outbound telemarketing efforts. Bluegreen attempts to monitor the actions and legal and regulatory compliance of these third parties, but there are risks associated with Bluegreen’s and such third parties’ telemarketing efforts. In recent years, state and federal regulators have increased regulations and enforcement actions related to telemarketing operations, including requiring the adherence to state “do not call” laws. In addition, the Federal Trade Commission and Federal Communications Commission have implemented national “do not call” legislation. These measures have significantly increased the costs associated with telemarketing. While Bluegreen continues to be subject to telemarketing risks and potential liability, Bluegreen believes its exposure to adverse impacts from this heightened telemarketing legislation and enforcement may be partially mitigated by the use of “permission based marketing,” whereby Bluegreen obtains the permission of prospective purchasers to contact them in the future, thereby exempting such calls from the various “do not call” laws. Bluegreen has also implemented policies and procedures that it believes will help reduce the possibility that individuals who have requested to be placed on a “do not call” list are not contacted but, such policies and procedures may not be effective in ensuring strict regulatory compliance.

To date, no material fines or penalties have been imposed on Bluegreen as a result of telemarketing operations. However, from time to time, Bluegreen has been the subject of proceedings for violation of the telemarketing laws and other laws applicable to the marketing and sale of VOIs. See “Item 3 - Legal Proceedings.”

See “Item 1A – Risk Factors” for a description of additional risks with respect to regulatory compliance.

Seasonality

Bluegreen has historically experienced, and expects to continue to experience, seasonal fluctuations in its revenues and results of operations. This seasonality has resulted, and may continue to result, in fluctuations in Bluegreen’s quarterly operating results. Due to consumer travel patterns, Bluegreen typically sees more tours and experiences higher VOI sales during the second and third quarters.

BBX Sweet Holdings’ businesses are subject to seasonal fluctuations in trade sales, which cause fluctuations in BBX Sweet Holdings’ quarterly results of operations. Historically, IT’SUGAR has generated its strongest retail trade sales during the months from June through August, as well as during the month of December, when families are on vacation. BBX Sweet Holdings other operating businesses generate their strongest trade sales during the fourth quarter in connection with various holidays in the United States.

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

BBX Capital has relied and continues to rely primarily on dividends from Bluegreen in order to fund its operations and investments. Dividends from Bluegreen may not be paid to BBX Capital in the amounts previously paid or when anticipated or at all. Bluegreen paid dividends totaling $43.0 million during 2019 and $40.4 million during 2018. During the fourth quarter of 2019, Bluegreen reduced its quarterly dividend from $0.17 per share to $0.13 per share. The payment of dividends by Bluegreen is subject to compliance with financial covenants under its credit facilities and certain of Bluegreen's credit facilities contain terms which may limit the payment of cash dividends without the lender's consent or waiver. Additionally, the payment of dividends by Bluegreen will be at the discretion of Bluegreen’s board of directors. Decisions with respect to dividends by Bluegreen are generally based on, among other things, Bluegreen's operating results, financial condition, cash flow, and liquidity needs. Dividend payments to BBX Capital by any of its subsidiaries, including Bluegreen, could, in certain circumstances, be subject to claims made by creditors of such subsidiary.

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

BBX Capital’s business strategy has included investments in or acquisitions of operating companies, such as its 50% equity interest investment in the Altman Companies and its acquisitions of Renin, IT’SUGAR, and other businesses in the confectionery industry. BBX Capital may also seek to make opportunistic investments outside of its existing portfolio. Some of these investments and acquisitions may be material. While BBX Capital seeks to make investments and acquisitions in companies that provide opportunities for growth, its investments or acquisitions may not prove to be successful or, even if successful, may not initially generate income, or may generate income on an irregular basis or over a long time period. Accordingly, our results of operations may vary significantly on a quarterly basis and from year to year as a result of acquisitions and investments. Acquisitions or investments will also expose BBX Capital to the risks of the businesses acquired or invested in. Acquisitions and investments entail numerous risks, including:

•	Risks associated with achieving profitability;
•	Difficulties in integrating and assimilating acquired management, acquired company founders, and operations;
• Losses and unforeseen expenses or liabilities;
• Risks associated with entering new markets in which we have no or limited prior experience;
• The potential loss of key employees or founders of acquired organizations;
• Risks associated with transferred assets and liabilities; and
•	The incurrence of significant due diligence expenses relating to acquisitions, including with respect to those that are not completed;

BBX Capital may not be able to integrate or profitably manage acquired businesses, including Renin, IT’SUGAR, and its other operating businesses or its investment in the Altman Companies, without substantial costs, delays, or other operational or financial difficulties, including difficulties in integrating information systems and personnel and establishing control environment processes across acquired businesses. Further, BBX Capital may not be able to monitor the day to day activities of its investments in joint ventures, and failure to do so could have a material adverse effect on its business, financial condition and results of operations. In addition, to the extent that operating businesses are acquired outside the United States or the State of Florida, there will be additional risks related to compliance with foreign regulations and laws including tax laws, labor laws, currency fluctuations and geographic economic conditions.

In addition, there may be significant competition for investments and acquisitions, which could increase the costs associated with the investment or acquisition. Substantial costs are incurred in connection with the evaluation of potential acquisition and investment opportunities whether or not the acquisition or investment is ultimately consummated. Further, funding of such investments or acquisitions may require additional debt or equity financing, which will subject BBX Capital to the risks and uncertainties described in these risk factors with respect to those activities in the immediately following risk factors. If BBX Capital requires additional financing in the future, the financing may not be available when needed or on favorable terms, if at all. Additionally, BBX Capital does not intend to seek shareholder approval of any investments or acquisitions unless required by law or regulation, or by BBX Capital’s Amended and Restated Articles of Incorporation or Bylaws.

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

Alan B. Levan, the Chairman and Chief Executive Officer of BBX Capital, and John E. Abdo, the Vice Chairman of BBX Capital, collectively beneficially own shares of BBX Capital’s Class A Common Stock and Class B Common Stock representing approximately 78% of the general voting power of BBX Capital. In addition, each of Mr. Alan Levan and Mr. Abdo has been granted restricted securities of BBX Capital which are scheduled to vest over time. Further, Mr. Alan Levan and Mr. Abdo are parties to an agreement pursuant to which Mr. Alan Levan has agreed to vote his shares of BBX Capital’s Class B Common Stock in favor of the election of Mr. Abdo to BBX Capital’s board of directors for so long as he is willing and able to serve as a director of BBX Capital, and Mr. Abdo has granted to Mr. Alan Levan the right to vote his shares of Class B Common Stock so long as such Class B shares are beneficially owned by Mr. Abdo or his heirs, successors or assigns. Upon Mr. Alan Levan’s death or disability, Jarett Levan, President of the Company, will succeed to Mr. Alan Levan’s rights and obligations under the agreement with Mr. Abdo.  Because BBX Capital’s Class A Common Stock and Class B Common Stock vote as a single class on most matters, Mr. Alan Levan and Mr. Abdo effectively have the voting power to elect the members of BBX Capital’s board of directors and to control the outcome of any other vote of BBX Capital’s shareholders, except in those limited circumstances where Florida law mandates that the holders of BBX Capital’s Class A Common Stock vote as a separate class. Mr. Alan Levan’s and Mr. Abdo’s control position may have an adverse effect on the market price of BBX Capital’s Class A Common Stock and Class B Common Stock. In addition, their interests may conflict with the interests of BBX Capital’s other shareholders.

Provisions in BBX Capital's Amended and Restated Articles of Incorporation and Bylaws, may make it difficult for a third party to acquire BBX Capital and could impact the price of BBX Capital's Class A Common Stock and Class B Common Stock.

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

BBX Capital’s board of directors have declared regular quarterly cash dividends since June 2016 and has indicated its intention to declare regular quarterly dividends on BBX Capital’s Class A Common Stock and Class B Common Stock. However, future dividends are subject to approval and declaration by BBX Capital’s board of directors and, accordingly, BBX Capital may not make dividend payments in the future, whether in the amount anticipated, on a regular basis, or at all. The payment of dividends, if any, by BBX Capital will depend on many factors considered by its board of directors, including, without limitation, our financial condition and results of operations, liquidity requirements, market opportunities, and contractual constraints. Further, over time, the Company’s cash needs may change significantly from its current needs, which could affect whether BBX Capital pays dividends and the amount of any dividends it may pay in the future. The terms of BBX Capital’s indebtedness may also restrict it from paying cash dividends on its stock under certain circumstances.

Bluegreen

Bluegreen is subject to the business, financial and operating risks inherent to the vacation ownership industry, any of which could adversely impact its business, prospects and results.

Bluegreen is subject to a number of business, financial and operating risks inherent to the vacation ownership industry, including, without limitation:

•	Significant competition from other vacation ownership businesses and hospitality and alternative lodging providers;
•	Market and/or consumer perception of vacation ownership companies and the industry in general;
•

Increases in operating and other costs (as a result of inflation or otherwise), including marketing costs, employee compensation and benefits, interest expense and insurance, which may not be offset by price or fee increases in our business;

•	Bluegreen’s ability to maintain, enhance, expand or achieve the benefits from its marketing arrangements and relationships;
•	Changes in taxes and governmental regulations, including those that influence or set wages, prices, interest rates or construction and maintenance procedures and costs;
•	Costs and efforts associated with complying with applicable laws and regulations, and the costs and consequences of non-compliance;
•	Risks related to the development or acquisition of resorts and inventory, including delays in, or cancellations of, planned or future resort development or inventory acquisition activities;
•	Shortages of labor or labor disruptions;
•	Availability and cost of capital necessary for Bluegreen and third-party developers with whom Bluegreen does business to fund investments, capital expenditures and service debt obligations;
•	Bluegreen’s ability to securitize the receivables that it originates in connection with VOI sales;
•	Relationships with and the performance and financial condition of the third-party developers with whom Bluegreen does business;
•	Relationships with Bluegreen’s Vacation Club owners and HOAs;
•	Changes in the supply and demand for Bluegreen’s products and services;
•	Lack of security over, or unauthorized access to, customer or Bluegreen’s records;
•	The increased presence and effort of “timeshare-exit” firms and their impact on borrower default rates;
•	Private resales of VOIs and the sale of VOIs in the secondary market; and
•	Unlawful or deceptive third-party VOI resale, cease and desist, or vacation package sales schemes, and reputational risk associated therewith.

Any of these factors could increase costs, limit or reduce the prices Bluegreen is able to charge for its products and services or adversely affect Bluegreen’s ability to develop or acquire new resorts, or otherwise adversely impact Bluegreen’s business, prospects or results.

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

Bluegreen’s business and properties are subject to extensive federal, state and local laws, regulations and policies. Changes in these laws, regulations and policies, as well as the cost of maintaining compliance with new or existing laws, regulations and policies and the imposition of additional taxes on operations, as well as new cell phone technologies that automatically identify or block marketing vendor calls, could adversely affect Bluegreen’s business. Further, jurisdictions are increasingly seeking to identify additional sources of tax revenue and results of audits of its tax returns or those of its subsidiaries may also have a material adverse impact on Bluegreen’s financial condition.

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

In addition, the federal government and the state and local jurisdictions in which Bluegreen conducts business have generally enacted extensive regulations relating to direct marketing and telemarketing, including the federal government’s national “do not call” list, the making of marketing and related calls to cell phone users, a significant development in light of cell phone usage becoming the primary method of communication, the Telemarketing Sales Rule, the Telephone Consumer Protection Act and the CAN-SPAM Act of 2003. These regulations, as well as international data protection laws, have impacted Bluegreen’s marketing of VOIs. While Bluegreen has taken steps designed to ensure compliance with applicable regulations, these steps have increased and are expected to continue to increase marketing costs and may not prevent failures in compliance. Additionally, adoption of new state or federal laws regulating marketing and solicitation, and changes to existing laws, could adversely affect current or planned marketing activities and cause Bluegreen to change its marketing strategy. If this occurs, Bluegreen may not be able to develop adequate alternative marketing strategies, which could affect the amount and timing of its VOI sales. Bluegreen cannot predict the impact that these legislative initiatives or any other legislative measures that may be proposed or enacted in the future may have on its marketing strategies and results. Further, from time to time, complaints are filed against Bluegreen by individuals claiming that they received calls in violation of applicable regulations. See “Item 3. Legal Proceedings.” Technology advances, including new cellphone technologies that automatically identify or block marketing vendor calls, may also adversely impact Bluegreen’s telemarketing efforts or otherwise cause Bluegreen to change its marketing strategy.

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

From time to time, in the ordinary course of its business, consumers file complaints against Bluegreen.  Bluegreen may be required to incur significant costs to resolve these complaints or enter into consents with regulators regarding its activities, including requiring the refund of all or a portion of the purchase price paid by the customer for the VOI. If Bluegreen  is found to have not complied with applicable federal, state and local laws and regulations, such violations may have adverse implications on Bluegreen, including rendering Bluegreen’s VOI sales contracts void or voidable, negative publicity, potential litigation, and regulatory fines or other sanctions. The expense, negative publicity and potential sanctions associated with any failure to comply with applicable laws or regulations could have a material adverse effect on Bluegreen’s business, results of operations or financial position.

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

In connection with VOI sales, Bluegreen generally offers financing to the purchaser of up to 90% of the purchase price of the VOI. However, Bluegreen incurs selling, marketing and administrative cash expenses prior to and concurrent with the sale. These costs, along with the cost of the underlying VOI, generally exceed the down payment Bluegreen receives at the time of the sale. Accordingly, Bluegreen’s ability to borrow against or sell its notes receivable has historically been a critical factor in Bluegreen’s continued liquidity, and Bluegreen therefore has depended on funds from its credit facilities and securitization transactions to finance its operations. If Bluegreen’s pledged receivables facilities terminate or expire and Bluegreen is unable to extend them or replace them with comparable facilities, or if Bluegreen is unable to continue to participate in securitization-type transactions and “warehouse” facilities on acceptable terms, Bluegreen’s liquidity, cash flow and profitability would be materially and adversely affected. Credit market disruptions have in the past adversely impacted the willingness of banks and other finance companies to provide “warehouse” lines of credit for VOI notes receivable and resulted from time to time in the term securitization market being unavailable. Future credit market disruptions, including those associated with the coronavirus outbreak in the United States, may have similar effects or otherwise make obtaining additional and replacement external sources of liquidity more difficult and more costly, if available at all.

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

As of December 31, 2019, Bluegreen had $10.3 million of indebtedness scheduled to become due during 2020. Historically, much of Bluegreen’s debt has been renewed or refinanced in the ordinary course of business. However, there is no assurance that Bluegreen will be able to renew, extend or refinance all or any portion of its outstanding debt or otherwise obtain sufficient external sources of liquidity, in each case, on attractive terms, or at all. If Bluegreen is unable to do so, Bluegreen’s liquidity and financial condition may be materially, adversely impacted.

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

To the extent inflationary trends, tightened credit markets or other factors affect interest rates, Bluegreen’s debt service costs may increase. If interest rates increased one percentage point, the effect on interest expense related to Bluegreen’s variable-rate debt would be an annual increase of $3.4 million, based on balances as of December 31, 2019.

The ratings of third-party rating agencies could adversely impact Bluegreen’s ability to obtain, renew or extend credit facilities, or otherwise raise funds.

Rating agencies from time to time review prior corporate and specific transaction ratings in light of tightened ratings criteria. Bluegreen suspended its corporate credit rating with Standard & Poor’s rating services during 2019 as Bluegreen no longer used the corporate rating for any financings. However, specific securitization transactions continue to be reviewed by third- party rating agencies. If rating agencies were to downgrade their original ratings on certain bond classes in Bluegreen’s securitizations, holders of such bonds may be required to sell bonds in the marketplace, and such sales could occur at a discount, which could impact the perceived value of the bonds and Bluegreen’s ability to sell future bonds on favorable terms or at all. While Bluegreen is not aware of any reasonably likely downgrades to the ratings of bond classes in its securitizations, such ratings changes can occur without advance notice.

There are risks associated with Bluegreen’s strategic partnerships and arrangements.

Bluegreen generates a significant portion of its new sales prospects and leads through its arrangements with various third parties, including Bass Pro and Choice Hotels, and is dependent upon these relationships in order to acquire new customers. VOI sales to prospects and leads generated by Bluegreen’s marketing arrangement with Bass Pro accounted for approximately 13% and 14% of Bluegreen’s VOI sales volume during the years ended December 31, 2019 and 2018, respectively. If Bluegreen’s agreement with Bass Pro, or any other significant marketing arrangement, does not generate a sufficient number of prospects and leads or is terminated or limited and not replaced by another source of sales prospects and leads, Bluegreen may not be able to successfully market and sell its products and services at current sales levels, at anticipated levels or at levels required in order to offset the costs associated with Bluegreen’s marketing efforts. In addition, our business relationship with Bass Pro under the revised terms of our marketing agreement may not be as profitable as under the prior terms, or at all, or otherwise result in the benefits anticipated.

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

Bluegreen may not be successful in maintaining or expanding its capital-light business relationships, or its capital-light activities, including fee-based sales and marketing arrangements, and JIT and secondary market sales activities, and such activities may not be successful or profitable, which would have an adverse impact on Bluegreen’s results of operations and financial condition.

Bluegreen offers fee-based marketing, sales, resort management and other services to third-party developers.  Bluegreen has over the last several years continued to expand its capital-light business strategy, which Bluegreen believes enables it to leverage its expertise in sales and marketing, resort management, mortgage servicing, construction management and title services. Bluegreen intends to continue its focus on its capital-light business activities as such activities generally produce positive cash flow and typically require less capital investment than Bluegreen’s traditional vacation ownership business while Bluegreen is considering increasing its development activities with the objective of increasing its margins and holding the notes receivable generated by those sales of VOIs. Bluegreen has attempted to structure these activities to cover its costs and generate a profit. Sales of third party developers’ VOIs must generate sufficient cash to comply with the terms of their financing obligations as well as to pay the fees or commissions due to Bluegreen. The third party developers may not be able to obtain or maintain financing necessary to meet the developer’s requirements, which could impact Bluegreen's ability to sell the developers’ inventory. While Bluegreen could attempt to utilize other arrangements, including JIT arrangements, where Bluegreen would utilize its receivable credit facilities in order to provide fee-based marketing and sales services, this would reduce the credit otherwise available to Bluegreen and impact profitability. Bluegreen commenced its capital-light activities largely during the “Great Recession” in response to poor economic conditions, and Bluegreen’s fee-based and other capital-light business activities in the future may be adversely impacted by changes in economic conditions. When Bluegreen performs fee-based sales and marketing services, Bluegreen sells VOIs in resorts developed by third parties as an interest in the Bluegreen Vacation Club. This subjects Bluegreen to a number of risks typically associated with selling products developed by others under its own brand name, including litigation risks. Further, these arrangements may expose Bluegreen to additional risk as it will not control development activities or timing of development completion. If third parties with whom Bluegreen enters into agreements are not able to fulfill their obligations to Bluegreen, the inventory expected to be acquired or marketed and sold on their behalf may not be available when expected or at all, or may not otherwise meet agreed-upon specifications. Further, if these third parties do not perform as expected and Bluegreen does not have access to the expected inventory or ability to obtain access to inventory from alternative sources on a timely basis, its ability to maintain or increase sales levels would be adversely impacted.

Bluegreen also sells VOI inventory through secondary market arrangements which require low levels of capital deployment. In connection with secondary market sales, Bluegreen acquires VOI inventory from its resorts’ HOAs, generally on a non-committed basis in close proximity to the timing of when Bluegreen intends to sell such VOIs. VOIs purchased from HOAs are typically obtained by the HOAs through foreclosure in connection with maintenance fee defaults and are generally acquired by Bluegreen at a discount. While Bluegreen intends to increase its secondary market sales efforts in the future, Bluegreen may not be successful in doing so, and these efforts may not result in Bluegreen achieving anticipated results. Further, Bluegreen’s secondary market sale activities may subject Bluegreen to negative publicity, which could adversely impact its reputation and business.

Bluegreen is subject to certain risks associated with its management of resort properties.

Through management of resorts and ownership of VOIs, Bluegreen is subject to certain risks related to the physical condition and operation of the managed resort properties in its network, including:

•	The presence of construction or repair defects or other structural or building damage at any of these resorts, or resorts Bluegreen may develop in the future;
•	Any noncompliance with or liabilities under applicable environmental, health or safety regulations or requirements or building permit requirements relating to these resorts;
•

Any costs or damage to physical assets or interruption of access to physical assets or operations resulting from an outbreak of contagious diseases, such as the recent coronavirus outbreak, or from natural disasters, such as hurricanes, earthquakes, fires, floods and windstorms, which may increase in frequency or severity due to climate change or other factors; and

•	Claims by employees, members and their guests for injuries sustained on these resort properties.

Some of these risks may be more significant in connection with the properties for which Bluegreen recently acquired management agreements, particularly any management agreements which were acquired from operators in financial distress. If an uninsured loss or a loss in excess of insured limits occurs as a result of any of the foregoing, Bluegreen may be forced to incur significant costs.

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

In addition, Bluegreen may from time to time have disagreements with VOI owners and HOAs relating to the management services it provides. Failure to resolve such disagreements may result in litigation and additional costs. Further, disagreements with HOAs could also result in the loss of management contracts, which would negatively affect Bluegreen’s revenues and results and may also have an adverse impact on its ability to generate sales from existing VOI owners.

Bluegreen’s management contracts are typically structured as “cost-plus,” with an initial term of three years and automatic one year renewals. If a management contract is terminated or not renewed on favorable terms or is renegotiated in a manner adverse to Bluegreen, its revenues and cash flows would be adversely affected.

Bluegreen’s results of operations and financial condition may be materially and adversely impacted if Bluegreen does not continue to participate in exchange networks and other strategic alliances with third parties or if Bluegreen customers are not satisfied with the networks in which Bluegreen participate or our strategic alliances.

Bluegreen believes that its participation in exchange networks and other strategic alliances and its Traveler Plus program make ownership of its VOIs more attractive by providing owners with the ability to take advantage of vacation experiences in addition to stays at Bluegreen resorts. Bluegreen’s participation in the RCI exchange network allows Vacation Club owners to use their points to stay at over 4,300 participating resorts, based upon availability and the payment of a variable exchange fee. During the year ended December 31, 2019, approximately 7% of Vacation Club owners utilized the RCI exchange network for a stay of two or more nights. Bluegreen also has an exclusive strategic arrangement with Choice Hotels pursuant to which, subject to payments and conditions, certain of Bluegreen resorts have been branded as part of Choice Hotels’ Ascend Hotel Collection. Vacation Club owners can convert their Vacation Club points into Choice Privileges points. Choice Privileges points can be used for stays at Choice Hotels’ properties. For a nominal annual fee and transactional fees, Vacation Club owners may also participate in Bluegreen’s Traveler Plus program, which enables them to use points to access an additional 46 direct exchange resorts and for other vacation experiences such as cruises. In addition, Traveler Plus members can directly use their Vacation Club points for stays at Choice Hotels’ Ascend Hotel Collection properties, a network of historic and boutique hotels in the United States, Canada, Scandinavia and Latin America. Bluegreen may not be able to or desire to continue to participate in the RCI or direct exchange networks in the future or maintain or extend its other marketing and strategic networks, alliances and relationships. In addition, these networks, alliances and relationships, and Bluegreen’s Traveler Plus program, may not continue to operate effectively, and Bluegreen customers may not be satisfied with them. In addition, Bluegreen may not be successful in identifying or entering into new strategic relationships in the future. If any of these events should occur, Bluegreen’s results of operations and financial condition may be materially and adversely impacted.

If maintenance fees at Bluegreen’s resorts and/or Vacation Club dues are required to be increased, Bluegreen’s products could become less attractive, defaults could increase and Bluegreen’s business could be harmed.

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

Bluegreen’s strategic transactions and relationships may not be successful and may divert its management’s attention and consume significant resources.

Bluegreen intends to continue its strategy of selectively pursuing complementary strategic transactions and relationships. Bluegreen may also purchase management contracts, including from resort operators facing financial distress, and purchase VOI inventory at resorts that it does not manage, with the goal of acquiring sufficient VOI ownership at such a resort to become the manager of that resort. The successful execution of this strategy will depend on Bluegreen’s ability to identify and enter into the agreements necessary to take advantage of these potential opportunities, and to obtain any necessary financing. Bluegreen may not be able to do so successfully. In addition, Bluegreen’s management may be required to devote substantial time and resources to pursue these opportunities, which may impact their ability to manage other operations effectively.

Acquisitions and new strategic relationships involve numerous additional risks, including: (i) difficulty in integrating the operations and personnel of the acquired business or assets; (ii) potential disruption of ongoing business and the distraction of management from day-to-day operations; (iii) difficulty entering markets and relationships in which Bluegreen has limited or no prior experience and in which competitors have a stronger market position; (iv) difficulty maintaining the quality of services that Bluegreen has historically provided across new acquisitions; (v) potential legal and financial responsibility for liabilities of the acquired business or assets; (vi) potential overpayment in connection with transactions; (vii) increased expenses associated with transactions or an acquisition and amortizing any acquired intangible assets; (viii) risks associated with any debt incurred in connection with the financing of transactions; and (ix) challenges in implementing uniform standards, controls, procedures and policies throughout an acquired business.

Bluegreen is dependent on the managers of resorts not managed, owned or operated by Bluegreen to ensure that those properties meet its customers’ expectations.

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

Bluegreen believes that resales of VOIs in the secondary market generally are made at net sales prices below the original customer purchase prices. The relatively lower sales prices are partly attributable to the high marketing and sales costs associated with the initial sales of such VOIs. Accordingly, the initial purchase price of a VOI may be less attractive to prospective buyers, and Bluegreen may compete with buyers who seek to resell their VOIs. While VOI resale clearing houses or brokers currently do not have a material impact on Bluegreen’s business, the availability of resale VOIs at lower prices, particularly if an organized and liquid secondary market develops, could adversely affect Bluegreen’s level of sales and sales prices, which in turn would adversely affect Bluegreen’s business, financial condition and results of operations.

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

From time to time BBXRE has entered into joint ventures which reduces the amount BBXRE is required to invest in the development of the real estate properties. However, joint venture partners may become financially unable or unwilling to fulfill their obligations under the joint venture agreements. Most joint ventures borrow money to help finance their activities, and although recourse on the loans is generally limited to the managing members, joint ventures and their properties, BBXRE has in some cases and may in the future provide ongoing financial support or guarantees. If joint venture partners do not meet their obligations to the joint venture, BBXRE may be required to make significant expenditures, which may have an adverse effect on our operating results or financial condition. BBXRE has in the past and may in the future hold investments in a number of different joint ventures with the same or related developers, which could increase the adverse effects of any failures by such developer to fulfil its obligations. BBXRE has a substantial investment in the Altman Companies and related investments in Altis multifamily apartment joint ventures developed and managed by Altman Companies and Joel Altman (“JA”). Additionally, BBXRE has contributed $3.8 million to a newly formed joint venture with JA that guarantees the indebtedness and construction cost overruns of new real estate joint ventures established by Altman Companies, which increases BBXRE’s risk of loss in connection with its real estate joint venture investments managed by JA and the Altman Companies.

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

The real estate construction and development industry is highly competitive and subject to numerous risks which in many cases are beyond management’s control. The success of BBXRE’s investments in real estate developments is dependent on many factors, including:

•	Demand for or oversupply of new homes, finished lots, rental apartments and commercial real estate;
•	Demand for commercial real estate tenants;
•	Real estate market values;
•	Changes in capitalization rates impacting real estate values;
•	Availability and reasonable pricing of skilled labor;
•	Availability and reasonable pricing of construction materials, such as lumber, framing, concrete and other building materials, including increases associated with tariffs;
•	Changes in laws and regulations for new construction and land entitlements, including environmental and zoning laws and regulations;
•	Natural disasters and severe weather conditions increasing costs, delaying construction, causing uninsured losses or reducing demand for new homes;
•	Availability and cost of mortgage financing for potential purchasers;
•	Inventory of foreclosed homes negatively impacting selling prices;
•	Mortgage loan interest rates;
•	Availability of land in desirable locations at prices that result in an economically viable project;
•	Availability, delays and costs associated with obtaining permits, approvals or licenses necessary to develop property;
•	Construction defects and product liability claims;
•	Risk of losses resulting from cost overrun guarantees in The Altman Companies’ sponsored projects that require unique high-density apartment developments in certain markets; and
•	General economic conditions.

Any of these factors could give rise to delays in the start or completion of a project, increase the cost of developing a project, or result in reduced prices and values for BBX Capital’s developments, including developments underlying its joint venture investments. These factors could also result in BBX Capital being unable to identify real estate inventory opportunities which meet its investment criteria. In addition, BBX Capital’s efforts to identify additional investment opportunities, including the development of multifamily apartment communities that will be owned over a long-term hold period, the acquisition of existing multifamily apartment communities which can be renovated and re-leased pursuant to a “value add” strategy, and the pursuit of investment opportunities in additional geographic locations may not prove to be successful.

A significant portion of BBXRE’s loans and real estate assets are located in Florida, and conditions in the Florida real estate market could adversely affect our earnings and financial condition.

The legacy assets retained by us in the Company’s sale of BankAtlantic in 2012, the real estate developments managed by BBXRE, and the real estate being developed by joint ventures in which BBXRE has invested are primarily concentrated in Florida, and adverse changes to the Florida economy or the real estate market may negatively impact our earnings and financial condition. As a result, BBXRE is exposed to geographic risks of high unemployment rates, declines in the housing industry and declines in the real estate market in Florida. Adverse changes in laws and regulations in Florida would have a negative impact on our revenues, financial condition and business. Declines in the Florida housing markets may negatively impact the credit performance of BBXRE’s loans and result in asset impairments. Further, the State of Florida is subject to the risks of natural disasters, such as tropical storms and hurricanes, which may disrupt operations, adversely impact the ability of borrowers to timely repay their loans, adversely impact the value of any collateral securing loans and BBXRE’s portfolio of real estate, or otherwise have an adverse effect on our results of operations. The severity and impact of tropical storms, hurricanes and other weather related events are unpredictable.

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

As a result of the Company’s sale of BankAtlantic in 2012, we maintain and manage a portfolio of foreclosed real estate and non-performing loans managed by BBXRE. As a consequence, our financial condition and results of operations will be dependent on BBXRE’s ability to successfully manage and monetize these legacy assets. Further, the loan portfolio and real estate may not be easily salable in the event BBXRE decides to liquidate an asset through a sale transaction. If the legacy assets are not monetized at or near the current book values ascribed to them, or if these assets are liquidated for amounts less than book value, our financial condition and results of operations would be adversely affected. Because a majority of these legacy assets do not generate income on a regular basis, we do not expect to generate significant revenue or income with respect to these assets until such time as an asset is monetized through repayments or BBXRE consummate transactions involving the sale, joint venture or development of the underlying real estate or investments.

BBX Sweet Holdings

Market demand for candy products could decline.

BBX Sweet Holdings confectionery businesses operate in highly competitive markets and compete with larger companies that have greater resources. BBX Sweet Holdings success is impacted by many factors, including the following:

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

BBX Sweet Holdings may experience product recalls or product liability claims associated with businesses in the confectionery industry.

Selling products for human consumption involves inherent legal and other risks, including product contamination, spoilage, product tampering, allergens, or other adulteration. BBX Sweet Holdings could decide or be required to destroy inventory, recall products or lose sales in connection with contamination, tampering, adulteration or other deficiencies. These events could result in significant losses and may damage the reputation of our confectionery businesses, and discourage consumers from buying products, or cause production and delivery disruptions which would adversely affect our financial condition and results of operations.  BBX Sweet Holdings may also incur losses if products cause injury, illness or death. A significant product liability claim may adversely affect both reputation and profitability, even if the claim is unsuccessful.

BBX Capital’s strategic initiatives in connection with its investment in companies in the confectionery industry may not be successful.

During 2019, 2018 and 2017,  BBX Sweet Holdings exited its candy manufacturing facilities in Utah and South Florida, consolidated its wholesale manufacturing operations in Orlando and centralized the executive management and back office activities in order to improve operating efficiencies and generate cost savings. These strategic initiatives may not be successful, and BBX Sweet Holdings may decide to exit the remaining manufacturing operations, which could result in additional losses and adversely affect our results of operations.

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

BBX Capital and its subsidiaries have in the past and may in the future incur significant amounts of debt, including at Bluegreen. Further, additional indebtedness could have important effects on BBX Capital, including that debt service requirements will reduce cash available for operations, future investment and acquisition opportunities and payments of dividends, and that increased leverage could impact

BBX Capital’s liquidity and increase its vulnerability to adverse economic or market conditions. Additionally, agreements relating to additional indebtedness could contain financial covenants and other restrictions limiting BBX Capital’s operations and its ability to pay dividends, borrow additional funds or acquire or dispose of assets, and expose BBX Capital to the risks of being in default of such covenants.

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

Information technology failures and failure to maintain the integrity of the Company’s internal or customer data could result in faulty business decisions or operational inefficiencies, damage the Company's reputation and/or subject the Company to costs, fines, or lawsuits.

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

The tax impact resulting from the Tax Cuts and Jobs Act are based on interpretations and assumptions the Company has made. Any changes in interpretations and assumptions or the issuance of additional regulatory guidance may have a material adverse impact on our tax rate in fiscal years 2019 and beyond.

On December 22, 2017, U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Reform Act”), was signed into law, significantly changing the U.S. Internal Revenue Code. The Tax Reform Act is complex, and the Company has made judgments and interpretations about the application of these changes in the tax laws. The interpretation and finalization of recently proposed regulations and other interpretive guidance that may be issued by the Internal Revenue Service could differ from our interpretations of the Tax Reform Act which could result in the potential for the payment of additional taxes, penalties or interest that may adversely affect our results of operations for the fiscal years 2020 and beyond.

The Company’s insurance policies may not cover all potential losses.

The Company maintains insurance coverage for liability, property and other risks with respect to its operations and activities. While the Company currently has comprehensive property and liability insurance policies with coverage features and insured limits that it believes are customary, market forces beyond the Company’s control may limit the scope of the insurance coverage it can obtain or ability to obtain coverage at reasonable rates. The cost of insurance may increase and coverage levels may decrease, which may affect the Company’s ability to maintain insurance coverage and deductibles at acceptable costs. There is a limit as well as various sub-limits on the amount of insurance proceeds the Company will receive in excess of applicable deductibles. Further, certain types of losses, generally of a catastrophic nature, such as earthquakes, hurricanes and floods, terrorist acts, and certain environmental matters, may be outside the general coverage limits of the Company’s policies, subject to large deductibles, deemed uninsurable or too cost-prohibitive to justify insuring against. In addition, in the event of a substantial loss, the insurance coverage the Company carries may not be sufficient to pay the full market value or replacement cost of the affected property or in some cases may not provide a recovery for any part of a loss.

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

Costs associated with litigation, including claims for development-related defects, and the outcomes thereof, which in most instances are very difficult to predict, could adversely affect the Company’s liquidity, financial condition and operating results.

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

The proliferation and global reach of social media continues to expand rapidly and could cause the Company to suffer reputational harm. The continuing evolution of social media presents new challenges. Negative posts or comments about the Company, the properties it manages or its brands on any social networking or user-generated review website, including travel and vacation property websites and blog sites, could affect consumer opinions of the Company and its products, and the Company cannot guarantee that it will timely or adequately redress such instances.

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

In July 2017, the Financial Conduct Authority (the regulatory authority over LIBOR) stated they will plan for a phase out of regulatory oversight of LIBOR interest rate indices after 2021 to allow for an orderly transition to an alternate reference rate. The Alternative Reference Rates Committee (ARRC) has proposed that the Secured Overnight Financing Rate (SOFR) is the rate that represents best practice as the alternative to LIBOR for promissory notes or other contracts that are currently indexed to LIBOR. The ARRC has proposed a market transition plan to SOFR from LIBOR and organizations are currently working on transition plans as it relates to derivatives and cash markets exposed to LIBOR. The Company currently has $177.1 million of LIBOR indexed junior subordinated debentures and $78.6 million of LIBOR indexed receivable-backed notes payable and $147.6 million of LIBOR indexed lines of credit and notes payable that mature after 2021. Changes in the method of calculating LIBOR, or the replacement of LIBOR with SOFR or another alternative rate or benchmark, may adversely affect interest rates and result in high borrowing costs, which could adversely affect the Company’s results of operations and liquidity. We cannot predict the effect of the potential changes to LIBOR or the establishment and use of alternative rates or benchmarks.

Public health risks such as the recent coronavirus outbreak could have a material adverse impact on our financial condition and operating results.

Our businesses could be materially and adversely affected by widespread public health risks, including the recent outbreak of the coronavirus, which may, among other things, cause disruptions in our supply chains and the demand for our products. Disruptions in supply chains may impact the operations and results of certain of our businesses, including Renin, which has products drop shipped from Asia; the Altman Companies, which utilizes construction materials from outside the United States; and BBX Sweet Holdings, which sources confections and other products, including cacao, globally. To the extent the impact of the coronavirus continues or worsens, our businesses may have difficulty obtaining the materials necessary for the production and packaging of their products and factories which produce products may remain closed for sustained periods of time. A widespread coronavirus outbreak in the United States could cause a decline in the level of leisure travel and Bluegreen’s liquidity will be adversely impacted if there is a tightening of credit or instability in the financial markets, which may adversely affect the number of marketing guests at Bluegreen resorts, resulting in a significant decline in revenues or the closure of resorts. While it is too early to gauge the likely duration or ultimate impact, package sales have declined and trip cancelations have increased since the coronavirus outbreak in the United States. There is no assurance that Bluegreen will be able to finance or sell receivables in the term securitization market on acceptable terms or at all. In addition, our businesses may be impacted by disruptions, which may include, among other things, a decrease in sales associated with traffic, or the closure of stores or other retail or high-traffic locations or malls where our businesses have marketing activities. In addition, candy sales may be adversely impacted by public health concerns. Further, our businesses could be disrupted, and their results adversely impacted, if employees have, or are suspected of having, the coronavirus, as this could require the closure of stores or facilities or for some or all of the employees in a location to be quarantined. The extent to which the coronavirus or any public health issue may impact our results of operations and financial condition cannot be predicted, and will depend on future developments and conditions which are highly uncertain, including the ultimate geographic spread of the coronavirus, the severity of the coronavirus, the duration of the outbreak, and actions taken by governmental authorities to contain the coronavirus or address its impact.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

BBX Capital’s principal executive office is located at 401 East Las Olas Boulevard, Suite 800, Fort Lauderdale, Florida, 33301, and is occupied under a lease with an expiration date of February 28, 2021. The Company has the right to renew the terms of the lease for two additional terms of five years commencing as of the expiration date. BBX Capital has executed a lease for a new principal executive office located at 201 East Las Olas Boulevard, Fort Lauderdale, Florida, 33301, and expects to relocate its office upon the delivery of the new space during the first quarter of 2021. The lease agreement for the new principal executive office has an initial term of 10 years and provides the Company with the right to renew the terms of the lease for three additional terms of five years following the initial term.

Bluegreen’s principal executive office is located at 4960 Conference Way North, Suite 100, Boca Raton, Florida 33431, and consists of approximately 120,838 square feet of leased space with an expiration date of December 31, 2023. At December 31, 2019, Bluegreen also maintained sales offices at or near 26 of its resorts as well as regional administrative offices in Orlando, Florida and Indianapolis, Indiana. For information regarding Bluegreen’s resort properties that are part of the Bluegreen Vacation Club, please see Item 1 Business —Products – Vacation Club Resorts.

BBX Sweet Holdings maintains certain executive offices at the Company’s principal executive office and also maintains a principal executive office for IT’SUGAR at 3155 Southwest 10th Street, Deerfield Beach, Florida that is occupied under a lease with an expiration date of October 31, 2024. BBX Sweet Holdings operates approximately 100 IT’SUGAR retail locations in over 25 states and Washington D.C. which are subject to leases that expire between 2020 and 2030 and seven Hoffman’s Chocolates retail locations in South Florida which are subject to leases that expire between 2020 and 2026. BBX Sweet Holdings also operates a manufacturing facility in Orlando, Florida which is subject to a lease that expires in 2020, subject to four one-year renewals that may exercised by the Company, and leases a manufacturing facility in Utah which is subject to a lease that expires in 2023 and has been subleased by the Company. BBX Sweet Holdings also owns a manufacturing facility in Greenacres, Florida.

Renin’s principal executive office is located at 110 Walker Drive, Brampton, Ontario and is occupied under a lease with an expiration date of December 31, 2024. Renin leases its manufacturing facilities in the United States and Canada which have lease expiration dates of December 31, 2022 and December 31, 2024, respectively.

BBX Capital has one lease associated with a restaurant in Palm Beach County acquired through foreclosure with an expiration date in 2030.

ITEM 3.  LEGAL PROCEEDINGS

BBX Capital

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

BBX Capital Litigation

There were no material pending legal proceedings against BBX Capital or its subsidiaries excluding Bluegreen as of December 31, 2019.

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

Bluegreen “Cease and Desist” Letters

Commencing in 2015, it came to Bluegreen’s attention that Bluegreen’s collection efforts with respect to its VOI notes receivable were being impacted by a then emerging, industry-wide trend involving the receipt of “cease and desist” letters from exit firms and attorneys purporting to represent certain VOI owners. Following receipt of these letters, Bluegreen is unable to contact the owners unless allowed by law. Bluegreen believes these exit firms have encouraged such owners to become delinquent and ultimately default on their obligations and that such actions and Bluegreen’s inability to contact the owners are a primary contributor to the increase in its annual default rates. Bluegreen’s average annual default rates have increased from 6.9% in 2015 to 8.7% in 2019. Bluegreen also estimates that approximately 12.6% of the total delinquencies on its VOI notes receivable as of December 31, 2019 related to VOI notes receivable subject to this issue. Bluegreen has in a number of cases pursued, and Bluegreen may in the future pursue, legal action against the VOI owners, and in certain circumstances against the exit firms.  See the “Totten” case filed in December 2018 and the “Montgomery” case filed in November 2019, described below.

Bluegreen Litigation

Stephen Potje, Tamela Potje, Sharon Davis, Beafus Davis, Matthew Baldwin, Tammy Baldwin, Arnor Lee, Angela Lee, Gretchen Brown, Paul Brown, Jeremy Estrada, Emily Estrada, Michael Oliver, Carrie Oliver, Russell Walters, Elaine Walters, and Mike Ericson v. Bluegreen Corporation, Case No.: 2018CA004782, 15th Judicial Circuit Court, Palm Beach County, Florida

On September 22, 2017, Stephen Potje, Tamela Potje, Sharon Davis, Beafus Davis, Matthew Baldwin, Tammy Baldwin, Arnor Lee, Angela Lee, Gretchen Brown, Paul Brown, Jeremy Estrada, Emily Estrada, Michael Oliver, Carrie Oliver, Russell Walters, Elaine Walters, and Mike Ericson, individually and on behalf of all other similarly situated, filed a purported class action lawsuit against Bluegreen which asserts claims for alleged violations of the Florida Deceptive and Unfair Trade Practices Act and the Florida False Advertising Law. In the complaint, the plaintiffs alleged the making of false representations in connection with sales of VOIs, including representations regarding the ability to use points for stays or other experiences with other vacation providers, the ability to cancel VOI purchases and receive a refund of the purchase price and the ability to roll over unused points, and that annual maintenance fees would not increase. The purported class action lawsuit was dismissed without prejudice after mediation.  However, on or about April 24, 2018, plaintiffs re-filed their individual claims in Palm Beach County Circuit Court. Subsequently on October 15, 2019, the Court entered an order granting Bluegreen’s summary judgement and dismissed all claims. Plaintiffs are appealing the summary judgement order.

Oscar Hernandez, individually, and on behalf of other members of the general public similarly situated; Estella Michael, individually, and on behalf of other members of the general public similarly situated, vs. Bluegreen Vacations Unlimited, Inc. an unknown business entity; and DOES 1 through 100, inclusive, Case No. CIVDS1804956, San Bernardino Superior Court, California

On February 28, 2018, Oscar Hernandez and Estella Michael filed a purported class action litigation in San Bernardino Superior Court against BVU.  The central claims in the complaint, as amended during June 2018, include alleged failures to pay overtime and wages at termination and to provide meal and rest periods, as well as claims relating to non-compliant wage statements and unreimbursed business expenses; and a claim under the Private Attorney’s General Act. Plaintiffs sought to represent a class of approximately 660 hourly, non-exempt employees who worked in the state of California since March 1, 2014. In April 2019, the parties mediated and agreed to settle the matter for an immaterial amount. It is expected that the court will approve the settlement and the dismissal of the lawsuit after the settlement documents are executed.

Melissa S. Landon, Edward P. Landon, Shane Auxier and Mu Hpare, on behalf of themselves and all others similarly situated v. Bluegreen Vacations Unlimited, Inc. and Bluegreen Vacations Corporation, Case No. 18-cv-994, United States District Court, Eastern District of Wisconsin

On June 28, 2018, Melissa S. Landon, Edward P. Landon, Shane Auxier and Mu Hpare, individually and on behalf of all others similarly situated, filed a purported class action lawsuit against the Company and BVU asserting claims for alleged violations of the Wisconsin Timeshare Act, Wisconsin law prohibiting illegal referral selling, and Wisconsin law prohibiting illegal attorney’s fee provisions. Plaintiffs allegations include that Bluegreen failed to disclose the identity of the seller of real property at the beginning of its initial contact with the purchaser; that Bluegreen misrepresented who the seller of the real property was; that Bluegreen misrepresented the buyer’s right to cancel; that Bluegreen included an illegal attorney’s fee provision in the sales document(s); that Bluegreen offered an illegal “today only” incentive to purchase; and that Bluegreen utilized an illegal referral selling program to induce the sale of VOIs. Plaintiffs seek certification of a class consisting of all persons who, in Wisconsin, purchased from Bluegreen one or more VOIs within six years prior to the filing of this lawsuit. Plaintiffs seek statutory damages, attorneys’ fees and injunctive relief. Bluegreen moved to dismiss the case, and on November 27, 2019, the court issued a ruling granting the dismissal in part. Bluegreen has answered the remaining claims. Bluegreen believes the lawsuit is without merit and intends to vigorously defend the action.

Bluegreen Vacations Unlimited, Inc. and Bluegreen Vacations Corporation v. Totten Franqui Davis & Burk, LLC et al., Case No. 6:18-02188-RBD-DCI, United States District Court for the Middle District of Florida, Orlando Division

On December 21, 2018, Bluegreen and BVU filed a lawsuit against timeshare exit firm Totten Franqui and certain other affiliated timeshare exit companies (“TPEs”). In the compliant, Bluegreen argues that through various forms of deceptive advertising, as well as inappropriate direct contact with Bluegreen’s VOI owners, the TPEs make false statements about Bluegreen and provide misleading information to the VOI owners. Bluegreen also believes that the TPEs induce Bluegreen’s VOI owners to breach their contracts and stop making payments to Bluegreen, which typically results in a default on the VOI note and termination of the VOI.  Thereafter, the TPEs, despite often times doing no more than encouraging non-payment, claim that they “helped” the consumer “exit” their timeshare contract. Bluegreen believes that all of this results in the consumer paying fees to the TPEs in exchange for illusory services. Bluegreen has asserted claims under the Lanham Act, as well as tortious interference with contractual relations, civil conspiracy to commit tortious interference and other claims. During the course of the litigation, the TPEs and Totten Franqui filed for bankruptcy, which resulted in the litigation being stayed. The bankruptcy judge has appointed an independent trustee to handle the estate of the debtors and Bluegreen has been in discussions with the bankruptcy trustee about a possible settlement.  Bluegreen intends to assert all of its legal rights in the bankruptcy case.

Bluegreen Vacations Unlimited, Inc. and Bluegreen Vacations Corporation v. The Montgomery Law Firm, LLC et al., Case No. 1:19-cv-24704, United States District Court for the Southern District of Florida

On November 13, 2019, Bluegreen filed a lawsuit against timeshare exit firm The Montgomery Law Firm, and certain of its affiliates (“TPEs”). In the complaint, Bluegreen alleged that the TPEs, through various forms of deceptive advertising, as well as inappropriate direct contact with VOI owners, made false statements about Bluegreen and provided misleading information to VOI owners. The TPEs have encouraged nonpayment by consumers and exacted fees for doing so. Bluegreen believes the consumers are paying fees to the TPEs in exchange for illusory services. Bluegreen has asserted claims against the TPEs under the Lanham Act, as well as tortious interference with contractual relations, civil conspiracy to commit tortious interference and other claims.

Shehan Wijesinha, individually and on behalf of all others similarly situated, v. Bluegreen Vacations Unlimited, Inc., Case No. 19CV20073, United States District Court for the Southern District of Florida

On January 7, 2019, Shehan Wijesinha filed a purported class action lawsuit alleging violations of the Telephone Consumer Protection Act (the “TCPA”). It is alleged that BVU called plaintiff’s cell phone for telemarketing purposes using an automated dialing system, and that plaintiff did not give BVU his express written consent to do so. Plaintiffs seek certification of a class comprised of other persons in the United States who received similar calls from or on behalf of BVU without the person’s consent.  Plaintiff seeks monetary damages, attorneys’ fees and injunctive relief. Bluegreen believes the lawsuit is without merit and intend to vigorously defend the action. On July 15, 2019, the court entered an order staying this case pending a ruling from the Federal Communications Commission clarifying the definition of an automatic telephone dialing system under the TCPA and the decision of the Eleventh Circuit in a separate action brought against a VOI company by a plaintiff alleging violations of the TCPA. On January 27, 2020, the Eleventh Circuit issued a ruling consistent with BVU’s position, but the case currently remains stayed.

Debbie Adair et al. v. Bluegreen Vacations Unlimited, Inc. et al., Case No. 19-1-003, Chancery Court for the Fourth Judicial District for Sevier County, Tennessee

On January 7, 2019, Debbie Adair and thirty-four other timeshare purchasers filed a lawsuit against BVU and Bass Pro alleging violations of the Tennessee Consumer Protection Act, the Tennessee Time-share Act, the California Time-Share Act, fraudulent misrepresentation for failure to make certain required disclosures, fraudulent inducement for inducing purchasers to remain under contract past rescission, unauthorized practice of law, civil conspiracy, unjust enrichment, and breach of contract. Plaintiffs seek rescission of their contracts, money damages, including statutory treble damages, or in the alternative, punitive damages in an amount not less than $0.5 million. Bluegreen has filed a motion to dismiss, which is pending. Bluegreen has agreed to indemnify Bass Pro with respect to the claims brought against Bluegreen in this proceeding. Bluegreen believes the lawsuit is without merit and intends to vigorously defend the action.

Eddie Boyd et al. v. Bluegreen Vacations Unlimited, Inc. et al., Case No. 19CT-CC00126, Circuit Court of Christian County, Missouri

On July 18, 2019, Plaintiffs filed a petition alleging that BVU and its co-defendants violated the Missouri Merchandise Practices Act for allegedly making false statements and misrepresentations with respect to the sale of VOIs. Plaintiffs further have filed a purported class action allegation that BVU’s charging of an administrative processing fee constitutes the unauthorized practice of law. Plaintiffs seek monetary damages, attorneys’ fees and injunctive relief. Bluegreen has moved to dismiss the petition. Bluegreen believes the lawsuit is without merit and intends to vigorously defend the action.

Termination of Manhattan Club Purchase and Sale Agreement

On March 15, 2018, BVU entered into an Agreement for Purchase and Sale of Assets (“Purchase and Sale Agreement”) with T. Park Central, LLC, O. Park Central, LLC, and New York Urban Ownership Management, LLC (collectively “New York Urban”), which provided for BVU’s purchase of The Manhattan Club inventory over a number of years and the assumption of  the management contract with The Manhattan Club HOA  anticipated to occur in 2021. On October 7, 2019, New York Urban initiated arbitration proceedings against BVU alleging that The Manhattan Club HOA (of which BVU is a member) was obligated to pay an increased management fee to a New York Urban affiliate and that this higher amount would be the benchmark for BVU’s purchase of the management contract under the Purchase and Sale Agreement. New York Urban also sought damages in the arbitration proceedings in excess of $10 million for promissory estoppel and tortious interference. BVU denied New York Urban’s claims and terminated the Purchase and Sale Agreement and the related Security Agreement based on, among other things, New York Urban prematurely initiating arbitration in violation of the Purchase and Sale Agreement. On November 25, 2019, New York Urban sent its own Notice of Termination of the Purchase and Sale Agreement and a separate letter containing an offer to compromise if BVU resigned its position on the Manhattan Club HOA board and permitted New York Urban to enforce its rights under the Security Agreement. On November 29, 2019, BVU accepted the offer. BVU has provided New York Urban with resignations of its members on the Manhattan Club HOA board consistent with the parties’ settlement agreement and believes it has fulfilled all of its legal obligations under the settlement.

ITEM 4.  MINE SAFETY DISCLOSURE

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

BBX Capital’s Class A Common Stock and Class B Common Stock have substantially identical terms, except as follows:

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

Market Information

The Company’s Class A Common Stock trades on the New York Stock Exchange (“NYSE”) under the ticker symbol “BBX,” and the Company’s Class B Common Stock is quoted on the OTCQX Best Market under the ticker symbol “BBXBT.”

On March 2, 2020, there were approximately 343 record holders of our Class A Common Stock and approximately 128 record holders of our Class B Common Stock.

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

As of December 31, 2019, 4,750,483 shares of the Company’s Class A Common Stock have been repurchased for approximately $25.4 million under the June 2017 share repurchase program, of which 321,593 shares were repurchased in 2017 for an aggregate purchase price of $2.4 million, 1,200,000 shares were repurchased in 2018 for an aggregate purchase price of $7.6 million, and 3,228,890 shares were repurchased in 2019 for an aggregate purchase price of $15.4 million.

From October 1, 2019 through October 5, 2019, a total of 748,357 shares of the Company’s Class B Common Stock and 222,848 of the Company’s Class A Common Stock previously owned by certain executive officers were surrendered to the Company by the executive officers as payment in satisfaction of tax withholding obligations relating to the vesting of certain previously reported restricted stock awards and units granted to the executive officers. Further information regarding share repurchases during the quarter ended December 31, 2019, is set forth in the table below:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2019	971,205(1)	$4.67	-	1,678,868 shares (or approximately $16,142,936)
November 1 - November 30, 2019	350,000(2)	$4.76	350,000	1,328,868 shares (or approximately $14,477,914)
December 1 – December 31, 2019	1,079,351(2)	$4.55	1,079,351	249,517 shares (or approximately $9,566,153)
Total	2,400,556	$4.63	1,429,351	249,517 shares (or approximately $9,566,153)

(1)	These shares were surrendered to the Company by certain executive officers in satisfaction of tax withholding obligations and were not repurchased under a share repurchase program.
(2)	The shares repurchased in November 2019 and December 2019 were made under the June 2017 share repurchase program.

In April 2018, BBX Capital completed a cash tender offer pursuant to which it purchased and retired 6,486,486 shares of its Class A Common Stock at a purchase price of $9.25 per share for an aggregate purchase price of approximately $60.1 million, inclusive of acquisition costs.

Equity Compensation Plan Information

The following table lists awards previously granted and outstanding, and securities authorized for issuance, under the Company’s equity compensation plans at December 31, 2019:

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants or Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants or Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Outstanding Options, Warrants, or Rights)(1)
Equity compensation plans
approved by security
holders	—	—	2,817,776

Equity compensation plans
not approved by security
holders	—	—	—
Total	—	—	2,817,776

(1)

In January 2020, the Company’s Compensation Committee of the board of directors awarded 2,442,503 restricted shares of the Company’s Class A Common Stock to the Company’s executive officers under the BBX Capital Corporation 2014 Incentive Plan reducing the number of securities remaining available for future issuance under equity compensation plans to 375,273 shares of Class A Common Stock.

Shareholder Return Performance Graph

Set forth below is a graph comparing the cumulative total returns (assuming reinvestment of dividends) for the Company’s Class A Common Stock, the Standard and Poor’s 500 Stock Index and Standard and Poor’s Small-Cap Stock Index and assumes $100 was invested on December 31, 2014.

	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
BBX Capital Corporation	$100.00	107.62	154.92	253.02	181.90	151.43
Standard and Poor's Small-Cap Stock Index	100.00	96.54	120.57	134.68	121.55	147.03
Standard and Poor's 500 Stock Index	100.00	99.27	108.74	129.86	121.76	156.92

TOTAL RETURN PERFORMANCE GRAPH
BBX Capital Corporation
Standard and Poor's Small-Cap Stock Index
Standard and Poor's 500 Stock Index
300.00
200.00
100.00
–
253.02
181.90
154.92
107.62
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19

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

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected historical consolidated financial data as of and for the periods indicated below. The selected historical consolidated statements of operations for fiscal years 2019, 2018 and 2017 and the selected consolidated statements of financial conditions as of December 31, 2019 and 2018 are derived from our audited consolidated financial statements included in Item 8 of this report. The selected historical consolidated statements of operations for fiscal years 2016 and 2015 and the selected consolidated statements of financial condition as of December 31, 2017, 2016 and 2015 set forth below are derived from our previously filed audited consolidated financial statements not included in this report and have been updated to conform to the current presentation. In addition, the selected historical consolidated statements of operations for fiscal years 2017 and 2016 and the selected consolidated statements of financial condition as of December 31, 2017 and 2016 have been updated to reflect the impact of the adoption of ASU 2014-09 and ASU 2017-05, while the selected historical consolidated statements of operations for fiscal year 2015 and the selected consolidated statement of financial condition as of December 31, 2015 have not been updated to reflect the adoption of these standards. As a result, the financial data presented for such periods is not comparable with respect to the application of these standards.

	For the Years Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands, except for per share data)
Statements of Operations Data:
Total revenues	$946,871	945,898	868,769	819,602	740,993
Total cost and expenses	936,015	874,423	789,317	755,564	676,971
Equity in earnings (loss) from unconsolidated real estate joint ventures	37,898	14,194	12,541	12,178	(1,565)
Other income	82	1,695	801	2,551	3,264
Foreign exchange (loss) gain	(75)	68	(193)	219	(1,038)
Income before income taxes	48,761	87,432	92,601	78,986	64,683
(Provision) benefit for income taxes (1)	(16,658)	(31,639)	9,702	(36,390)	76,596
Net income	32,103	55,793	102,303	42,596	141,279
Less: Net income attributable to noncontrolling interests	14,412	20,691	18,378	13,166	18,805
Net income attributable to shareholders	$17,691	35,102	83,925	29,430	122,474
Common Share Data (2)
Basic earnings per share of common stock:	$0.19	0.37	0.85	0.34	1.41
Diluted earnings per share of common stock:	$0.19	0.36	0.81	0.34	1.40
Basic weighted average number of common shares outstanding	92,628	95,298	98,745	86,902	87,022
Diluted weighted average number of common shares outstanding	93,654	97,860	103,916	87,492	87,208
Cash dividends declared per common share (3):	$0.050	0.040	0.030	0.015	—
Book value per share (4):	$6.01	5.90	5.88	4.76	4.46
Fully Diluted book value per share (5):	5.84	5.70	5.63	4.32	4.21

	As of December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Statements of Financial Condition Data:
Notes receivable	$449,162	439,167	426,858	425,800	415,598
VOI Inventory	346,937	334,149	281,291	238,534	220,211
Total assets (7)	1,790,971	1,705,020	1,605,681	1,437,290	1,340,960
Borrowings (6)	748,800	796,243	700,646	701,146	675,391
Shareholders' equity	549,795	549,620	585,468	466,158	376,826
Noncontrolling interests	90,275	87,988	82,054	41,609	106,080
Total equity (7)	640,070	637,608	667,522	507,767	482,906

(1)

The benefit for income taxes for the year ended December 31, 2017 was the result of the reduction in the Company’s net deferred income tax liability associated with the enactment of the Tax Cuts and Jobs Act which permanently lowered the corporate income tax rate from 35% to 21%. The benefit for income taxes for the year ended December 31, 2015 was the result of a $127.8 million reversal of a portion of the Company’s deferred tax asset valuation allowance on May 1, 2015 when the Company became eligible to file a consolidated group federal income tax return with BCC, Woodbridge, and Bluegreen as a result of the Company increasing its ownership in BCC to 81% during 2015.

(2)

While the Company has two classes of common stock outstanding, the two-class method is not presented because the Company’s capital structure does not provide for different dividend rates or other preferences, other than voting rights, between the two classes.

(3)

During the years ended December 31, 2019, 2018 and 2017, the Company declared quarterly cash dividends of $0.0125, $0.01 and $0.0075 per share, respectively, on its Class A and Class B Common Stock.  During the year ended December 31, 2016, the Company declared quarterly cash dividends of $0.005 per share on its Class A and Class B Common Stock beginning in June 2016.

(4)

The numerator of book value per share for all periods is shareholders’ equity. The denominator of book value per share for all periods was computed by adding the number of shares of Class A and Class B Common Stock outstanding at year-end.

(5)

The numerator of fully diluted book value per share for all periods is shareholders’ equity. The denominator of fully diluted book value per share for all periods was computed by adding the number of shares of Class A and Class B Common Stock outstanding at year-end and the number of unvested restricted stock awards and exercisable stock options outstanding (without assuming any buybacks of such potentially dilutive shares under the treasury method).

(6)	Borrowings consist of the carrying amount of notes payable and other borrowings, receivable-backed notes payable, and junior subordinated debentures.
(7)

Total assets as of December 31, 2019 includes $109.4 million of operating lease assets, while total assets in the prior periods presented do not include operating lease assets. Total equity as of December 31, 2019 includes a cumulative effect adjustment of $2.2 million, net of income taxes, associated with a right-of-use asset impairment loss recognized upon the adoption of the new lease accounting standard on January 1, 2019.  Based on the transition guidance elected by the Company upon the adoption of the new lease accounting standard, comparable prior periods are reported in accordance with Topic 840, which did not require the recognition of right-of-use assets and lease liabilities related to operating leases. See Note 2 – Summary of Significant Accounting Policies under Item 8 included in this report for further discussion related to the adoption of the new lease accounting standard.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read together with the Company’s audited consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K. The following discussion contains forward-looking statements, including those that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include, without limitation, those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.”

The Management Discussion and Analysis of this Form 10-K discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. Other than discussion related to the Company’s BBX Sweet Holdings reportable segment, discussions of 2017 items and year-to-year comparisons between 2018 and 2017 are not included in this Form 10-K and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.  Such reports and other information filed by the Company with the SEC are available free of charge on our website at www.bbxcapital.com or with the SEC at www.sec.gov.

Overview

BBX Capital Corporation (referred to together with its subsidiaries as the “Company,” “we,” “us,” or “our,” and without its subsidiaries as “BBX Capital”) is a Florida-based diversified holding company whose principal investments are Bluegreen Vacations Corporation (“Bluegreen Vacations” or “Bluegreen”), BBX Capital Real Estate LLC (“BBX Capital Real Estate” or “BBXRE”), Renin Holdings, LLC (“Renin”), and BBX Sweet Holdings, LLC (“BBX Sweet Holdings”).

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

As of December 31, 2019, the Company had total consolidated assets of approximately $1.8 billion and shareholders’ equity of approximately $549.8 million. Net income attributable to shareholders for the years ended December 31, 2019, 2018, and 2017 was approximately $17.7 million, $35.1 million, and $83.9 million, respectively.

Summary of Consolidated Results of Operations

Consolidated Results

The following summarizes key financial highlights for the year ended December 31, 2019 compared to the same 2018 period:

•	Total consolidated revenues were $946.9 million, a 0.1% increase compared to 2018.
•	Income before income taxes was $48.8 million, a 44.2% decrease compared to 2018.
•	Net income attributable to common shareholders was $17.7 million, a 49.6% decrease compared to 2018.
•	Diluted earnings per share was $0.19 per diluted share, a $0.17 per share decrease compared to 2018.

The Company’s consolidated results for the year ended December 31, 2019 compared to the same 2018 period were significantly impacted by the following:

•	The recognition of a charge of $39.1 million in 2019 associated with Bluegreen’s settlement agreement with Bass Pro in June 2019.
•

An increase in Bluegreen’s net carrying cost of VOI inventory primarily due to Bluegreen’s acquisition of the Éilan Hotel and Spa during April 2018 and higher net costs associated with Bluegreen owning a larger amount of inventory and increasing the allocation of available inventory to marketing guests.

•	A net decrease in Bluegreen’s system-wide sales of VOIs and increase in the provision for loan losses.
•

A net increase in sale activity in BBX Capital Real Estate’s portfolio in 2019, including  the Altis at Bonterra joint venture’s sale of its multifamily apartment community in Hialeah, Florida, which resulted in the recognition of $29.2 million of equity earnings from the joint venture in 2019.

•

An decrease in operating losses generated by BBX Sweet Holdings in 2019, which primarily reflects the impact of various strategic initiatives implemented by the Company during 2018, including the closure of a manufacturing facility and a reduction in corporate personnel and infrastructure, and various impairment losses and other costs recognized in 2018 in connection with such initiatives.
•

The Company’s exit from its restauration operations as a franchisee of MOD Super Fast Pizza (“MOD Pizza”) in September 2019, which resulted in the recognition of $6.7 million in impairment losses in 2019.

Segment Results

BBX Capital currently reports the results of its business activities through the following reportable segments: Bluegreen, BBX Capital Real Estate, Renin, and BBX Sweet Holdings.

Income before income taxes by reportable segment for the years ended December 31, 2019, 2018, and 2017 is set forth in the table below (in thousands):

	For the Years Ended December 31,
	2019	2018	2017
Bluegreen	$58,264	128,893	136,998
BBX Capital Real Estate	52,696	30,214	16,085
Renin	1,808	2,461	2,180
BBX Sweet Holdings	(5,122)	(14,986)	(16,781)
Other	(9,086)	(4,178)	(2,672)
Reconciling items and eliminations	(49,799)	(54,972)	(43,209)
Income before income taxes	48,761	87,432	92,601
(Provision) benefit for income taxes	(16,658)	(31,639)	9,702
Net income	32,103	55,793	102,303
Less: Net income attributable to noncontrolling interests	14,412	20,691	18,378
Net income attributable to shareholders	$17,691	35,102	83,925

Bluegreen Reportable Segment

Executive Overview

Bluegreen is a leading vacation ownership company that markets and sells VOIs and manages resorts in popular leisure and urban destinations. Bluegreen’s resort network includes 45 Club Resorts (resorts in which owners in its Vacation Club have the right to use most of the units in connection with their VOI ownership) and 23 Club Associate Resorts (resorts in which owners in its Vacation Club have the right to use a limited number of units in connection with their VOI ownership). Bluegreen’s Club Resorts and Club Associate Resorts are primarily located in high-volume, “drive-to” vacation locations, including Orlando, Las Vegas, Myrtle Beach and Charleston, among others. Through its points-based system, the approximately 220,000 owners in its Vacation Club have the flexibility to stay at units available at any of its resorts and have access to over 11,350 other hotels and resorts through partnerships and exchange networks. Bluegreen has a robust sales and marketing platform supported by exclusive marketing relationships with nationally-recognized consumer brands, such as Bass Pro and Choice Hotels. These marketing relationships drive sales within its core demographic.

VOI Sales and Financing

Bluegreen’s primary business is the marketing and selling of deeded VOIs, developed either by Bluegreen or third parties. Customers who purchase these VOIs receive an annual allotment of points, which can be redeemed for stays at one of its resorts or at 11,350 other hotels and resorts available through partnerships and exchange networks. Historically, VOI companies have funded the majority of the capital investment in connection with resort development with internal resources and acquisition and development financing. In 2009, Bluegreen began selling VOIs on behalf of third-party developers and has successfully diversified from a business focused on capital-intensive resort development to a flexible model with a balanced mix of developed and capital-light inventory. Bluegreen relationships with third-party developers enable it to generate fees from the sales and marketing of their VOIs without incurring the significant upfront capital investment generally associated with resort acquisition or development. While sales of acquired or developed inventory typically result in greater Adjusted EBITDA contribution, fee-based sales generally require no initial investment or development financing risk. Both acquired or developed VOI sales and fee-based VOI sales drive recurring, incremental and long-term fee streams by adding owners to its Vacation Club and new resort management contracts. In conjunction with its VOI sales, Bluegreen also generates interest income by providing financing to qualified purchasers. Collateralized by the underlying VOIs, Bluegreen’s loans are generally structured as 10-year, fully-amortizing loans with a fixed interest rate ranging from approximately 13% to approximately 17% per annum. As of December 31, 2019, the weighted-average interest rate on Bluegreen’s VOI notes receivable was 14.9%. In addition, Bluegreen earns fees for various other services, including title and escrow services in connection with the closing of VOI sales, and mortgage servicing.

Resort Operations and Club Management

Bluegreen enters into management agreements with the Home Owner Associations (“HOAs”) that maintain most of the resorts and earn fees for providing management services to those HOAs and Bluegreen’s approximately 220,000 Vacation Club owners. These resort management services include oversight of housekeeping services, maintenance, and certain accounting and administration functions. Bluegreen’s management contracts yield highly predictable, recurring cash flows and do not have the traditional risks associated with hotel management contracts that are linked to daily rate or occupancy. Bluegreen’s management contracts are typically structured as “cost-plus,” with an initial term of three years and automatic one year renewals. In connection with the management services provided to the Vacation Club, Bluegreen manages the reservation system and provides owner, billing and collection services. In addition to resort and club management services, Bluegreen earns fees for various other services that produce recurring, predictable and long term-revenue including construction management services to third-party developers.

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

Other Fee-Based Services. Represents resort operation and club management recurring fees from managing the Vacation Club and transaction fees for Traveler Plus and other member services. Bluegreen also earns recurring management fees under its management agreements with HOAs for day-to-day management services, including oversight of housekeeping services, maintenance, and certain accounting and administrative functions.

Bluegreen also includes in other fee-based services revenue earned from various other services that produce recurring, predictable and long-term revenue, such as title services.

Principal Components of Expenses

Cost of VOIs Sold. Represents the cost at which Bluegreen’s owned VOIs sold during the period were relieved from inventory. In addition to inventory from Bluegreen’s VOI business, Bluegreen’s owned VOIs also include those that were acquired by Bluegreen under JIT and secondary market arrangements. Compared to the cost of Bluegreen’s developed VOI inventory, VOIs acquired in connection with JIT arrangements typically have a relatively higher associated cost of sales as a percentage of sales while those acquired in connection with secondary market arrangements typically have a lower cost of sales as a percentage of sales as secondary market inventory is generally obtained from HOAs at a significant discount to retail price. Cost of VOIs sold as a percentage of sales of VOIs varies between periods based on the relative costs of the specific VOIs sold in each period and the size of the point packages of the VOIs sold (primarily due to offered volume discounts, and taking into account consideration of cumulative sales to existing owners). Additionally, the effect of changes in estimates under the relative sales value method, including estimates of projected sales, future defaults, upgrades and incremental revenue from the resale of repossessed VOI inventory, are reflected on a retrospective basis in the period the change occurs. Cost of sales will typically be favorably impacted in periods where a significant amount of secondary market VOI inventory is acquired and actual defaults and equity trades are higher and the resulting change in estimate is recognized. While Bluegreen believes that there is additional inventory that can be obtained through the secondary market at favorable prices in the future, there can be no assurance that such inventory will be available as expected.

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

Results of Operations

For the years ended December 31, 2019, 2018, and 2017

Information regarding the results of operations for Bluegreen for the years ended December 31, 2019, 2018 and 2017 are set forth below (dollars in thousands):

	For the Years Ended December 31,
	2019		2018		2017
	Amount	% of System-wide sales of VOIs, net(5)	Amount	% of System-wide sales of VOIs, net(5)	Amount	% of System-wide sales of VOIs, net(5)
Developed VOI Sales (1)	$355,353	57%	$287,292	46%	$299,104	48%
Secondary Market sales	248,780	40%	232,562	37%	182,108	29%
Fee-Based sales	308,032	50%	318,540	51%	330,854	53%
JIT sales	13,346	2%	56,450	9%	45,982	7%
Less: Equity trade allowances (6)	(306,403)	-49%	(270,774)	-43%	(238,780)	-39%
System-wide sales of VOIs	619,108	100%	624,070	100%	619,268	100%
Less: Fee-Based sales	(308,032)	-50%	(318,540)	-51%	(330,854)	-53%
Gross sales of VOIs	311,076	50%	305,530	49%	288,414	47%
Provision for loan losses (2)	(55,701)	-18%	(51,305)	-17%	(46,397)	-16%
Sales of VOIs	255,375	41%	254,225	41%	242,017	39%
Cost of VOIs sold (3)	(21,845)	-9%	(23,813)	-9%	(17,679)	-7%
Gross profit (3)	233,530	91%	230,412	91%	224,338	93%
Fee-based sales commission revenue (4)	207,832	67%	216,422	68%	229,389	69%
Financing revenue, net of
financing expense	48,364	8%	51,205	8%	56,899	9%
Other fee-based services revenue	189,133	31%	180,558	29%	164,458	27%
Cost of other fee-based services	(127,013)	-21%	(124,144)	-20%	(112,979)	-18%
Net carrying cost of VOI inventory	(23,816)	-4%	(11,358)	-2%	(4,220)	-1%
Selling and marketing expenses	(317,716)	-51%	(307,614)	-49%	(319,664)	-52%
General and administrative expenses	(151,140)	-24%	(107,789)	-17%	(101,535)	-16%
Operating profit	59,174	10%	127,692	20%	136,686	22%
Other (expense) income	(910)		1,201		312
(Provision) benefit for income taxes	(12,140)		(28,541)		2,345
Net income	$46,124		$100,352		$139,343
Adjustments for EBITDA:
Provision (benefit) for income taxes	12,140		28,541		(2,345)
Income before taxes	58,264		128,893		136,998
Depreciation	14,114		12,392		9,632
Franchise taxes	193		199		178
Interest expense (other than interest
incurred on debt that is secured by
VOI notes receivable)	19,035		15,195		12,168
Interest income (other than interest
earned on VOI notes receivable)	(7,191)		(6,044)		(6,874)
EBITDA	84,415		150,635		152,102
Adjustments for Adjusted EBITDA:
Severance	6,267		3,650		5,836
Bass Pro settlement	39,121		—		4,781
Loss on assets held for sale	3,656		3		46
EBITDA attributable to
noncontrolling interest in
Bluegreen/Big Cedar Vacations	(11,670)		(12,468)		(12,485)
Adjusted EBITDA	$121,789		$141,820		$150,280

(1)

Developed VOI sales represent sales of VOIs acquired or developed by Bluegreen under its developed VOI business. Developed VOI sales do not include Secondary Market sales, Fee-Based sales or JIT sales.

(2)	Percentages for provision for loan losses are calculated as a percentage of gross sales of VOIs, which excludes Fee-Based sales (and not of system-wide sales of VOI).
(3)	Percentages for costs of VOIs sold and gross profit are calculated as a percentage of sales of VOIs (and not based on system-wide sales of VOIs).
(4)	Percentages for Fee-Based sales commission revenue are calculated as a percentage of Fee-Based sales (and not based on system-wide sales of VOIs, net).
(5)	Represents the applicable line item, calculated as a percentage of system-wide sales of VOIs, unless otherwise indicated in the above footnotes.
(6)	Equity trade allowances are amounts granted to customers upon trading in their existing VOIs in connection with the purchase of additional VOIs.

Bluegreen - For the year ended December 31, 2019 compared to the year ended December 31, 2018

Sales of VOIs.    Sales of VOIs were $255.4 million and $254.2 million during the years ended December 31, 2019 and 2018, respectively. Sales of VOIs are impacted by the factors described below in system-wide sales of VOIs. Gross sales of VOIs were reduced by $55.7 million and $51.3 million during the years ended December 31, 2019 and 2018, respectively, for the provision for loan losses. The provision for loan losses varies based on the amount of financed, non-fee based sales during the period and changes in Bluegreen’s estimates of future notes receivable performance for existing loans. Bluegreen’s provision for loan losses as a percentage of gross sales of VOIs was 18% and 17% during the years ended December 31, 2019 and 2018, respectively. The percentage of Bluegreen’s sales which were realized in cash within 30 days from sale was  42% during both years ended December 31, 2019 and 2018. The increase in the provision for loan losses was primarily due to an increase in the average annual default rates, which Bluegreen believes is due in large part to the receipt of letters from attorneys who purport to represent certain VOI owners and who have encouraged such owners to become delinquent and ultimately default on their obligations. Defaults associated with such letters in 2019 increased 26% compared to 2018, with a significant portion of such increase attributable to default activity for Bluegreen’s resorts and owners located in Missouri, where Bluegreen believes certain attorneys are currently targeting its customers. See “Item 3. Legal Proceedings” for additional information regarding such letters and actions taken by Bluegreen in connection therewith. While Bluegreen believes its notes receivable are adequately reserved at this time, actual defaults may differ from the estimates and the reserve may not be adequate, whether due to actions by Bluegreen’s attorneys or otherwise. In addition to the factors described below impacting system-wide sales of VOIs, sales of VOIs are impacted by the proportion of system-wide sales of VOIs sold on behalf of third parties on a commission basis, which are not included in sales of VOIs.

The average annual default rates and delinquency rates (more than 30 days past due) on Bluegreen’s VOI notes receivable were as follows:

	For the Years Ended December 31,
	2019	2018
Average annual default rates	8.73%	8.41%

	As of December 31,
	2019	2018
Delinquency rates	3.62%	2.91%

System-wide sales of VOIs. System-wide sales of VOIs were $619.1 million and $624.1 million during the years ended December 31, 2019 and 2018, respectively. System-wide sales decreased during 2019 due to a decrease in the number of guest tours. Bluegreen believes the decrease was due in part to disruptions in staffing and operations at certain of its sales offices related to the issues with Bass Pro which were resolved when the parties entered into a settlement agreement in June 2019 (See Item 8 - Note 16: Commitments and Contingencies of this Annual Report on Form 10-K for additional information regarding this matter).

Included in system-wide sales are Fee-Based Sales, JIT Sales, Secondary Market Sales and developed VOI sales. Sales by category are tracked based on which deeded VOI is conveyed in each transaction. Bluegreen manages which VOIs are sold based on several factors, including the needs of fee-based clients, Bluegreen’s debt service requirements and default resale requirements under term securitization and similar transactions. These factors contribute to fluctuations in the amount of sales by category from period to period. Fee-Based Sales comprised 50% and 51% of system-wide sales of VOIs during the years ended December 31, 2019 and 2018, respectively. Bluegreen expects this rate to decrease in 2020 as it focuses on selling Bluegreen owned inventory; however, actual results may different from this estimate in the future.

The following table sets forth certain information for system-wide sales of VOIs for 2019 and 2018 (dollars in thousands, except average sales volume per guest):

	For the Years Ended December 31,
	2019	2018	% Change
Number of sales offices at period-end	26	26	—
Number of active sales arrangements with
third-party clients at period-end	15	15	—
Total number of VOI sales transactions	40,703	40,087	2%
Average sales price per transaction	$15,307	$15,692	-2%
Number of total guest tours	235,842	238,141	-1%
Sale-to-tour conversion ratio – total
marketing guests	17.3%	16.8%	3%
Number of new guest tours	142,130	146,623	-3%
Sale-to-tour conversion ratio – new
marketing guests	14.1%	14.3%	-1%
Percentage of sales to existing owners	54.5%	51.6%	6%
Average sales volume per guest	$2,642	$2,642	—

Cost of VOIs Sold. During the years ended December 31, 2019 and 2018, cost of VOIs sold was $21.8 million and $23.8 million, respectively, and represented 9% of sales of VOIs during each year. Cost of VOIs sold as a percentage of sales of VOIs varies between periods based on the relative costs of the specific VOIs sold in each period and the size of the point packages of the VOIs sold (due to offered volume discounts, including consideration of cumulative sales to existing owners). Additionally, the effect of changes in estimates under the relative sales value method, including estimates of project sales, future defaults, upgrades and incremental revenue from the resale of repossessed VOI inventory, are reflected on a retrospective basis in the period the change occurs.  Therefore, cost of sales will typically be favorably impacted in periods where a significant amount of Secondary Market VOI inventory is acquired or actual defaults and equity trades are higher than anticipated and the resulting change in estimate is recognized. During 2019, Bluegreen acquired more Secondary Market VOI inventory compared to 2018 due to a temporary suspension of Secondary Market VOI inventory purchases in September 2018 in connection with a system conversion involving Bluegreen’s sales and inventory process. In addition, during 2019, Bluegreen’s cost of sales benefited from sales of relatively lower cost VOIs as compared to 2018. Further, in 2018, Bluegreen increased the average selling price of VOIs by approximately 3%. As a result of this pricing change in 2018, Bluegreen also increased its estimate of total gross margin on the sale of its VOI inventory under the relative sales value method. Under the relative sales value method prescribed for timeshare developers to relieve the cost of VOI inventory, changes to the estimate of gross margin expected to be generated on the sale of VOI inventory are recognized on a retrospective basis in earnings. Accordingly, during 2018, Bluegreen recognized a benefit to cost of VOIs sold of $3.6 million.

Fee-Based Sales Commission Revenue. During the years ended December 31, 2019 and 2018, Bluegreen sold $308.0 million and $318.5 million, respectively, of third-party VOI inventory under commission arrangements and earned sales and marketing commissions of $207.8 million and $216.4 million, respectively, in connection with those sales. Bluegreen earned an average sales and marketing commission of 67% and 68% during the years ended December 31, 2019 and 2018, respectively, which is net of a reserve for commission refunds in connection with early defaults and cancellations pursuant to the terms of certain of its fee-based service arrangements. The decrease in sales and marketing commission as a percentage of fee-based sales for 2019 as compared to 2018 is primarily related to the mix of developer sales at higher commission rates in 2018 as well as higher reserves for early defaults in 2019, which Bluegreen refunds to the third-party developers in certain circumstances.

Financing Revenue, Net of Financing Expense. During the years ended December 31, 2019 and 2018, financing revenue, net of financing expense were $48.4 million and $51.2 million, respectively. The decrease in finance revenue net of finance expense is a result of Bluegreen’s higher weighted average cost of borrowing and higher outstanding debt balances during 2019 compared to 2018.  Additionally, during 2019, Bluegreen paid off its 2013 Notes Payable and, in connection with this repayment, wrote off unamortized debt issuance costs of $0.4 million which contributed to the increase in interest expense in 2019.

Other Fee-Based Services Revenue. During the years ended December 31, 2019 and 2018, revenue from Bluegreen’s resort operations, club management and title operations was $189.1 million and $180.6 million, respectively, which was partially offset by expenses directly related to these operations of $127.0 million and $124.1 million, respectively.

Other fee-based services revenue increased 5% during the year ended December 31, 2019 as compared to the year ended December 31, 2018. Cost reimbursement revenue, which primarily consists of payroll and payroll related expenses for management of the HOAs and other services Bluegreen provides where Bluegreen is the employer, increased 2% during the year ended December 31, 2019 as compared to the year ended December 31, 2018.  Net of cost reimbursement revenue, resort operations and club management revenues increased 5% during the year ended December 31, 2019 as compared to the year ended December 31, 2018.  Resort operations and club management revenues, net of cost reimbursement revenues, increased during 2019 compared to 2018 primarily as a result of the receipt of management fees for the full year in 2019 related to two managed resorts added during 2018 and higher third-party rental commissions. Bluegreen managed 49 resort properties as of both December 31, 2019 and December 31, 2018.

Cost of other fee-based services 2% during the year ended December 31, 2019 as compared to the year ended December 31, 2018. This increase was primarily due to increased cost reimbursement expense and the timing of the new managed resorts described above.

Net Carrying Cost of VOI Inventory. The carrying cost of Bluegreen’s inventory was $35.7 million and $27.4 million during the years ended December 31, 2019 and 2018, respectively, which was partially offset by rental and sampler revenue of $11.8 million and $16.1 million, respectively. The increase in net carrying costs of VOI inventory was primarily related to our acquisition of the Éilan Hotel and Spa during April 2018 and higher net costs associated with Bluegreen owning a larger amount of inventory and increasing the allocation of available inventory to marketing guests.

Selling and Marketing Expenses. Selling and marketing expenses were $317.7 million and $307.6 million during the years ended December 31, 2019 and 2018, respectively. As a percentage of system-wide sales of VOIs, selling and marketing expenses were 51% and 49% during the years ended December 31, 2019 and 2018, respectively. The increase in selling and marketing expenses as a percentage of system-wide sales of VOIs is primarily attributable to higher costs per guest tour,  higher fees to Bass Pro as well as a change in the timing of expense recognition under the settlement agreement with Bass Pro discussed below, additional costs related to Bluegreen’s marketing operations in 15 new Cabela’s stores in 2019, and additional costs associated with testing new traditional and digital marketing programs. In addition, 2019 includes severance of $0.6 million pursuant to an agreement entered into with an executive during 2019.

Bluegreen’s agreement with Bass Pro previously provided for the payment of a variable commission upon the sale of a VOI to a marketing prospect obtained through the Bass Pro marketing channels. As discussed herein, pursuant to the settlement agreement and amended marketing arrangement with Bass Pro, the settlement payment and a portion of the ongoing annual marketing fees are fixed costs and/or are subject to annual minimums regardless of the volume of VOI sales produced from the resulting marketing prospects generated from the amended agreement. If Bluegreen’s amended agreement with Bass Pro does not generate a sufficient number of prospects and leads or is terminated or limited, Bluegreen may not be able to successfully market and sell its products and services at current sales levels, at anticipated levels or at levels required in order to offset the costs associated with its marketing efforts.  In addition, the amended arrangement with Bass Pro is expected to result in an annual 9% increase in Bluegreen’s marketing costs as a percentage of sales from the program based on increases in program fixed costs and anticipated VOI sales volumes from this marketing channel.  Should Bluegreen’s VOI sales volumes be below expectations, the increase in cost of this marketing program would be higher than expected and Bluegreen’s results of operations and cash flows would be adversely impacted.

General and Administrative Expenses. General and administrative expenses were $151.1 million and $107.8 million during the year ended December 31, 2019 and 2018, respectively. As a percentage of system-wide sales of VOIs, general and administrative expenses were 24% and 17% for the year ended December 31, 2019 and 2018, respectively. General and administrative expenses for the year ended December 31, 2019 include a charge of $39.1 million related to the settlement of the dispute with Bass Pro in June 2019. (See Item 8 - Note 16: Commitments and Contingencies of this Annual Report for additional information regarding the Bass Pro settlement). In addition, during the year ended December 31, 2019, Bluegreen accrued severance and transition expenses of $6.3 million pursuant to agreements entered into with certain executives and members of management during 2019 compared to $3.7 million during 2018. The above increases in general and administration expenses were partially offset by lower self-insured health care costs, lower legal expenses, and lower information technology costs. See “Bluegreen Liquidity and Capital Resources” below for additional information.

Other (expense) income, net. Other income, net was an expense of $0.9 million during the year ended December 31, 2019 and income of $1.2 million during the year ended December 31, 2018. In December 2019, Bluegreen conveyed the ski and golf operations and related property at one of its resorts to the HOA, which resulted in a loss on disposal of approximately $5.6 million, partially offset by a land sale during June 2019 for a gain of $2.0 million.

BBX Capital Real Estate Reportable Segment

Segment Description

BBX Capital Real Estate (or BBXRE) is engaged in the acquisition, development, construction, ownership, financing, and management of real estate and investments in real estate joint ventures,  including investments in multifamily apartment and townhome communities, single-family master-planned communities, and commercial properties located primarily in Florida. In addition, BBXRE owns a 50% equity interest in the Altman Companies, a developer and manager of multifamily apartment communities, and also manages the legacy assets acquired in connection with the Company’s sale of BankAtlantic in 2012, including portfolios of loans receivable and real estate properties.

Overview

The Altman Companies and Related Investments

In 2018, BBXRE acquired a 50% membership interest in the Altman Companies, a joint venture between the Company and Joel Altman (“JA”) engaged in the development, construction, and management of multifamily apartment communities. As of December  31, 2019, BBXRE had investments in ten active developments sponsored by the Altman Companies, comprised of three developments that are stabilized or being leased and expected to be sold over the next two years, five developments that are under construction, and two projects that are currently in predevelopment stages.

During the year ended December  31, 2019, BBXRE monetized certain of its investments in real estate joint ventures that were sponsored by the Altman Companies, including the following:

•

In April 2019, the Altis at Lakeline joint venture sold its 354 unit multifamily apartment community in Cedar Park, Texas. As a result of the sale, BBXRE recognized $5.0 million of equity earnings and received approximately $9.3 million of distributions from the venture during the year ended December 31, 2019.

•

In August 2019, the Altis at Bonterra joint venture sold its 314 unit multifamily apartment community located in Hialeah, Florida. As a result of the sale, BBXRE recognized $29.2 million of equity earnings and received approximately $46.0 million of distributions from the joint venture. In addition, prior to the sale, BBXRE received approximately $4.3 million of distributions from the venture during the year ended December 31, 2019 related to prior operating profits of the venture.

BBXRE also continued to invest in new real estate joint ventures sponsored by the Altman Companies, which are summarized below:

•	During the year ended December 31, 2019, joint ventures sponsored by the Altman Companies closed on construction financing and commenced development of the following projects:
•	Altis at Preserve (Suncoast), a 350 unit multifamily apartment community in Tampa, Florida;
•	Altis at Little Havana, a 224 unit multifamily apartment community in Miami, Florida;
•	Altis Miramar West, a 320 unit multifamily apartment community in Miramar, Florida; and
•	Altis Miramar East, a 330 unit multifamily apartment community, in Miramar, Florida.

The Altman Companies is providing development, construction, and management services to the ventures in exchange for ongoing fee revenue, and BBXRE and JA have invested in the respective managing member of these ventures. As of December 31, 2019, BBXRE had invested an aggregate of $4.2 million in the managing members of these joint ventures.

•

In August 2019, BBXRE invested $4.5 million in the Altis at Lake Willis (Vineland Pointe) joint venture, which was formed to acquire land, obtain entitlements, and fund predevelopment costs for the development of a potential multifamily apartment community in Orlando, Florida. The joint venture expects to receive entitlements for the project, close on the capital to construct the project, and commence construction in 2020.

Beacon Lake Master Planned Development

During the year ended December 31, 2019, BBXRE continued its development of the Beacon Lake Community in St. Johns County, Florida and sold to homebuilders the remaining 51 developed lots in Phase I of the project, which is comprised of 302 lots.

BBXRE has commenced land development on the lots comprising Phase II of the project, which is expected to include approximately 400 single-family homes and 196 townhomes, and an additional 79 lots for single-family homes as part of Phase III of the project. BBXRE has entered into purchase agreements with homebuilders to sell developed lots for 422 single-family homes and all of the 196 townhomes, and closings on the sale of developed lots in Phase II to homebuilders commenced in January 2020.

Other Joint Venture Activity

During the year ended December  31, 2019, the PGA Design Center joint venture sold its remaining commercial buildings located in Palm Beach Gardens, Florida and provided seller financing to the buyer for a portion of the sales price. As a result of the sale, BBXRE recognized $2.8 million of equity earnings and received approximately $2.3 million of distributions from the venture.

In addition, BBXRE invested in two new real estate joint ventures, including The Main Las Olas joint venture, which was formed to invest in the development of The Main Las Olas, a mixed-used project in downtown Fort Lauderdale, Florida that is planned to be comprised of an office tower with approximately 365,000 square feet of leasable area, a residential tower with approximately 341 units, and approximately 45,000 square feet of ground floor retail, and the Sky Cove joint venture, which was formed to develop, construct, and sell 204 single-family homes in Westlake Florida. BBXRE has invested $2.0 million in The Main Las Olas joint venture and $4.2 million in the Sky Cove joint venture and expects to invest an additional $2.0 million in The Main Las Olas joint venture as the development progresses.

Other Real Estate Activity

During the year ended December  31, 2019, BBXRE sold other various real estate assets within its portfolio, including RoboVault, a self-storage facility located in Fort Lauderdale, Florida, its remaining land parcels located at PGA Station in Palm Beach Gardens, Florida, and various land parcels located in Florida. As a result of these sales, BBXRE recognized total net gains on sales of real estate of $13.6 million and received aggregate net proceeds of $35.2 million.

In connection with the sale of its remaining land parcels at PGA Station, which were sold to the buyer of the commercial buildings sold by the PGA Design Center joint venture, as described above, BBXRE reinvested $2.1 million of the proceeds in the PGA Lender joint venture, a joint venture formed with the PGA Design Center joint venture to invest in the seller financing provided to the buyer.

Outlook

As a result of BBXRE’s monetization of a significant number of investments in its portfolio in 2019 and the overall decline in the balance of the legacy asset portfolio, BBXRE expects that its operating profits and income before income taxes will decline in the near term, including a significant decline in equity in net earnings of unconsolidated joint ventures in 2020. In addition, the Altman Companies has historically incurred operating costs in excess of the fees earned from the projects, and its earnings have generally arisen as a result of the promoted equity interests received as the managing member of the projects. As a result, BBXRE is currently focused on leveraging the Altman Companies, as well as BBXRE’s relationships with third party developers, to source investments in new development opportunities with the goal of building a diversified portfolio of real estate investments that generate profits. In addition to the development and sale of multifamily apartment communities, these investment opportunities may also include the development of multifamily apartment communities that will be owned over a long-term hold period and the acquisition of existing multifamily apartment communities which can be renovated and re-leased pursuant to a “value add” strategy to generate sustainable cash flows. Furthermore, while BBXRE’s investments in multifamily apartment communities sponsored by the Altman Companies primarily involve investing in the managing member in the joint ventures that are formed to invest in such projects, BBXRE may also consider opportunistically making increased debt or equity investments in one or more of such projects in lieu of seeking such funding from unaffiliated third parties.

Due to the historically strong performance of multifamily apartment assets within the real estate market, BBXRE is experiencing increased competition from other real estate investors and developers, which is increasing the cost of land and resulting in increased inventories of multifamily apartment communities in the markets in which BBXRE invests and operates, which can decrease market rental rates and increase the time required to lease and stabilize its development projects. As a result of these factors, BBXRE is experiencing increased difficulties in identifying development opportunities that meet its investment criteria. In addition to enhancing its resources dedicating to identifying new opportunities, BBXRE is also evaluating the expansion of its investment pipeline through the acquisition of existing multifamily apartment communities pursuant to a “value add” strategy, as discussed above, and the entry into one or more new geographic markets.

Results of Operations

Information regarding the results of operations for BBX Capital Real Estate is set forth below (dollars in thousands):

	For the Years Ended December 31,			Change 2019 vs	Change 2018 vs
	2019	2018	2017	2018	2017
Sales of real estate inventory	$5,049	21,771	—	(16,722)	21,771
Interest income	750	2,277	2,225	(1,527)	52
Net gains on sales of real estate assets	13,616	4,563	1,451	9,053	3,112
Other	1,619	2,541	4,997	(922)	(2,456)
Total revenues	$21,034	31,152	8,673	(10,118)	22,479
Cost of real estate inventory sold	2,643	14,116	—	(11,473)	14,116
Recoveries from loan losses, net	(5,428)	(8,653)	(7,546)	3,225	(1,107)
Impairment losses	47	571	1,696	(524)	(1,125)
Selling, general and administrative expenses	9,144	9,210	11,127	(66)	(1,917)
Total costs and expenses	6,406	15,244	5,277	(8,838)	9,967
Equity in net earnings of unconsolidated joint ventures	37,898	14,194	12,541	23,704	1,653
Other income	170	112	148	58	(36)
Income before income taxes	$52,696	30,214	16,085	22,482	14,129

BBX Capital Real Estate’s income before income taxes for the year ended December 31, 2019 compared to the 2018 period increased by $22.5 million, or 74.4%, primarily due to the following:

•

A net increase in equity in earnings of unconsolidated joint ventures and gains on sales of real estate assets primarily associated with the sales in 2019 described above, as well as the sale of single-family homes by the Chapel Trail joint venture; partially offset by

•	The recognition of a $3.1 million net gain upon the sale of a student housing complex in 2018;
•

A decrease in interest income and recoveries from loan losses primarily due to the continued decline in the balance of the legacy asset portfolio, as several significant nonaccrual commercial loans were repaid in 2018; and

A decrease in net profits from the sale of developed lots to homebuilders at the Beacon Lake Community development, as BBXRE sold 51 developed lots in 2019 and 251 in 2018.

BBX Sweet Holdings Reportable Segment

BBX Sweet Holdings is engaged in the ownership and management of operating businesses in the confectionery industry, including IT’SUGAR, Hoffman’s Chocolates, and Las Olas Confections and Snacks. IT’SUGAR is a specialty candy retailer which operates approximately 100 retail locations, which include a mix of high-traffic resort and entertainment, lifestyle, mall/outlet, and urban locations in over 25 states and Washington D.C., and its products include bulk candy, candy in giant packaging, and licensed and novelty items. Hoffman’s Chocolates is a retailer of gourmet chocolates with retail locations in South Florida, and Las Olas Confections and Snacks is a manufacturer and wholesaler of chocolate and other confectionery products.

Overview

During the fourth quarter of 2019, the Company reorganized the operating businesses in the confectionery industry that are owned by BBX Sweet Holdings, including the centralization of various management and back office activities and the management of the operations of these businesses by the Company’s executive management based on the consolidated activities and results of BBX Sweet Holdings. In addition, BBX Sweet Holdings is continuing its efforts to streamline and integrate the operations of these businesses, including the manufacturing and sourcing of certain products by Las Olas Confections and Snacks for BBX Sweet Holdings’ retail operations at IT’SUGAR and Hoffman’s Chocolates. As a result of these organizational changes, the Company has updated its internal and external presentations of the operating results of these businesses to reflect the consolidated results of BBX Sweet Holdings.

Although BBX Sweet Holdings incurred a loss before income taxes in 2019 and may incur a loss before income taxes in 2020, the Company expects continued improvements in BBX Sweet Holdings’ operating results as compared to 2018 and prior periods as a result of the implementation of its strategies, including the opening of new retail locations by IT’SUGAR and continued efforts to create efficiencies and reduce costs related to these businesses. However, the Company will continue to periodically evaluate its manufacturing operations in the confectionery industry, including whether its efforts to reduce costs are continuing to result in improved operating results, and to the extent that it decides to divest of or otherwise exit certain of these operations, the Company may recognize additional impairment charges and incur additional losses in future periods.

IT’SUGAR

Consistent with its focus  on selectively opening larger stores in resort and entertainment locations which experience high traffic, IT’SUGAR invested capital in several new retail locations in 2019, including Grand Bazaar, a 6,000 square foot location in Las Vegas, Nevada that was opened in June 2019, and a 22,000 square foot, three story candy department store at American Dream, a 3 million square foot shopping and entertainment complex in New Jersey, that was opened in December 2019.

IT’SUGAR is also continuing to evaluate its current retail locations where sales volumes may give rise to early lease termination rights and the potential opportunity to renegotiate lease terms and occupancy costs. For certain underperforming locations where IT’SUGAR does not have early lease termination rights, IT’SUGAR is evaluating potential opportunities to close or sublease such locations. In certain circumstances, IT’SUGAR may determine that it is in its best interest to incur costs to exit  a location if the Company believes that the closure of such locations will improve IT’SUGAR’s overall operating efficiencies and profitability over the long term.

Hoffman’s Chocolates

During the year ended December 31, 2019, BBX Sweet Holdings implemented various initiatives to reduce costs at Hoffman’s Chocolates, including reductions in corporate personnel and the integration of certain of its management and back office activities with BBX Sweet Holdings.

Las Olas Confections and Snacks

During the year ended December 31, 2019, Las Olas Confections and Snacks significantly reduced its operating losses as a result of various strategic initiatives implemented by BBX Sweet Holdings during 2018, including the closure of a manufacturing facility in Utah and a reduction in corporate personnel and infrastructure, and various impairment losses and other costs recognized in 2018 in connection with such initiatives that did not reoccur in 2019.

Las Olas Confections and Snacks is currently focused on expanding its customer base and manufacturing and sourcing certain products for IT’SUGAR and Hoffman’s Chocolates.

Results of Operations

Information regarding the results of operations for BBX Sweet Holdings is set forth below (dollars in thousands):

	For the Years Ended				Change	Change
	December 31,				2019 vs	2018 vs
	2019		2018	2017	2018	2017
Trade sales		$105,406	101,187	72,899	4,219	28,288
Cost of trade sales		(67,703)	(65,829)	(51,975)	(1,874)	(13,854)
Gross margin		37,703	35,358	20,924	2,345	14,434
Selling, general and administrative expenses		43,203	46,130	31,703	(2,927)	14,427
Total operating losses		(5,500)	(10,772)	(10,779)	5,272	7
Interest and other income		716	241	119	475	122
Interest expense		(196)	(308)	(335)	112	27
Impairment losses		(142)	(4,147)	(5,786)	4,005	1,639
Loss before income taxes		$(5,122)	(14,986)	(16,781)	9,864	1,795
Gross margin percentage	%	35.77	34.94	28.70	0.83	6.24
SG&A as a percent of trade sales	%	40.99	45.59	43.49	(4.60)	2.10

BBX Sweet Holdings’ results of operations include the results of IT’SUGAR’s operations commencing on June 16, 2017, the date on which BBX Sweet Holdings acquired IT’SUGAR.

BBX Sweet Holdings’ loss before income taxes for the year ended December 31, 2019 compared to the same 2018 period decreased by $9.9 million, or 65.8%, primarily due to the following:

•	The recognition of impairment losses in 2018 in connection with the implementation of various strategic initiatives in 2018, as described above, and ongoing losses from BBX Sweet Holdings’ businesses;
•

A net decrease in selling, general and administrative expenses primarily due to the above mentioned strategic initiatives, which have resulted in lower ongoing operating costs and the recognition of severance and other expenses in 2018 that did not reoccur in 2019, partially offset by costs associated with new IT’SUGAR locations opened in 2019 and 2018, including the FAO Schweetz location in New York City, the Grand Bazaar location in Las Vegas, and the American Dream location in New Jersey; and

•

A net increase in gross margin primarily due to sales from the new IT’SUGAR locations described above and improvements in Las Olas Confections and Snacks’ gross margin percentage as a result of improved efficiencies in its manufacturing facility and the closure of its manufacturing facility in Utah.

BBX Sweet Holdings’ loss before income taxes for the year ended December 31, 2018 compared to the same 2017 period decreased by $1.8 million, or 10.7%, primarily due to the following:

•

A net increase in the loss before income taxes generated by IT’SUGAR as a result of costs and expenses associated with replacing various executives and opening new locations, as well as the operating results for 2018 reflecting seasonal operating losses that are typically incurred during the first half of the annual period which are not reflected in IT’SUGAR’s operating results for 2017 due to the timing of BBX Sweet Holdings’ acquisition of IT’SUGAR in June 2017;

•	A net decrease in Las Olas Confections and Snacks selling, general and administrative expenses and improvements in gross margin primarily due to the above mentioned strategic initiatives; and
•	A net decrease in impairment losses related to certain of BBX Sweet Holdings’ businesses.

Information regarding the results of operations for IT’SUGAR is set forth below (dollars in thousands):

				June 16, 2017
	For the Years Ended			to	Change	Change
	December 31,			December 31,	2019 vs	2018 vs
	2019		2018	2017	2018	2017
Trade sales		$85,275	79,618	46,765	5,657	32,853
Cost of trade sales		(50,748)	(46,718)	(26,639)	(4,030)	(20,079)
Gross margin		34,527	32,900	20,126	1,627	12,774
Selling, general and administrative expenses		36,521	35,404	17,594	1,117	17,810
Total operating profits		(1,994)	(2,504)	2,532	510	(5,036)
Interest and other income		286	160	66	126	94
Impairment losses		(142)	—	—	(142)	—
Interest expense		(114)	(40)	—	(74)	(40)
(Loss) income before income taxes		$(1,964)	(2,384)	2,598	420	(4,982)
Gross margin percentage	%	40.49	41.32	43.04	(0.83)	(1.71)
SG&A as a percent of trade sales	%	42.83	44.47	37.62	(1.64)	6.85

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

Overview

During the year ended December 31, 2019, Renin’s trade sales were down compared to its trade sales in 2018. Although Renin’s gross trade sales marginally increased during 2019 as compared to 2018, this increase was offset by higher volume rebates and promotional spend on customers in its retail channel. Overall, sales to retail customers, including big box retailers, continue to comprise a significant portion of Renin’s customer mix, as retail, commercial, and direct installation trade sales as a percentage of total gross trade sales were 63%, 26%, and 11%, respectively, during the year ended December 31, 2019. With respect to Renin’s product mix, although barn door products had been historically increasing as a percentage of its overall product mix, Renin’s product mix based on gross sales within its major product categories remained relatively consistent in 2019 as compared to 2018.

Although Renin has been able to maintain its sales volumes in 2019, it is experiencing increased competition, particularly in its retail channel and related to its barn door product, which has resulted in increased pricing concessions, including volume rebates and promotional spend. As a result, Renin is currently focused on developing new, innovative products and delivering superior customer service to grow sales across all of its channels. Renin is also renewing its focus on sales to customers in its commercial and direct installation channels, in which Renin has experienced decreased or flat sales in recent years.

Although Renin’s gross margins improved in 2019 as compared to 2018 partially due to the impact of certain promotions in which products were sold at low margins in 2018, Renin is experiencing increased costs on the products it sources from China as a result of tariffs levied on these products. As a result, Renin is focusing on identifying alternative sources for such products and reducing the costs of its manufactured products. Renin has also recently experienced increased interest in its manufactured products in its commercial channel, as its domestically produced products are becoming more competitive with Chinese imports as a result of tariffs.

Results of Operations

Information regarding the results of operations for Renin is set forth below (dollars in thousands):

	For the Years Ended				Change	Change
	December 31,				2019 vs	2018 vs
	2019		2018	2017	2018	2017
Trade sales		$67,537	68,417	68,935	(880)	(518)
Cost of trade sales		(54,243)	(55,483)	(54,941)	1,240	(542)
Gross margin		13,294	12,934	13,994	360	(1,060)
Selling, general and administrative expenses		11,066	9,903	11,112	1,163	(1,209)
Total operating profits		2,228	3,031	2,882	(803)	149
Other income		153	—	—	153	—
Interest expense		(498)	(638)	(509)	140	(129)
Foreign exchange (gain) loss		(75)	68	(193)	(143)	261
Income before income taxes		1,808	2,461	2,180	(653)	281
Gross margin percentage	%	19.68	18.90	20.30	0.78	(1.40)
SG&A as a percent of trade sales	%	16.39	14.47	16.12	1.91	(1.65)

Renin’s income before income taxes for the year ended December 31, 2019 compared to the same 2018 period decreased by $0.7 million, or 26.5%, primarily due to the following:

•

An increase in selling, general and administrative expenses primarily due to consulting expenses related to the procurement of raw materials, severance expenses, and higher employee compensation expenses associated with the accrual of performance bonuses; and

•	A decrease in trade sales primarily resulting from higher volume rebates and promotional spend on customers in Renin’s retail channel; partially offset by

•

An improvement in Renin’s gross margin percentage which reflects improved pricing for the procurement of raw materials in 2019 and a barn door promotion to sell excess inventory in 2018 that was not repeated in 2019, partially offset by the impact of tariffs on products imported from China.

Other

Other in the Company’s segment information includes its investments in other operating businesses, including a restaurant located in South Florida that was acquired through a loan foreclosure and an insurance agency, as well as its operations as a franchisee of MOD Pizza in Florida through September 2019, as described below.

MOD Pizza Restaurant Operations

In 2016, Food for Thought Restaurant Group (“FFTRG”), a wholly-owned subsidiary of BBX Capital, entered into area development and franchise agreements with MOD Pizza related to the development of up to approximately 60 MOD Pizza franchised restaurant locations throughout Florida. Through 2019, FFTRG had opened nine restaurant locations. As a result of FFTRG’s overall operating performance and the Company’s goal of streamlining its investment verticals, the Company entered into an agreement with MOD Pizza to terminate the area development and franchise agreements and transferred seven of its restaurant locations, including the related assets, operations, and lease obligations, to MOD Pizza during the third quarter of 2019. In addition, the Company closed the remaining two locations and terminated the related lease agreements.

The net losses before taxes from the Company’s MOD Pizza franchise operations for the years ended December 31, 2019, 2018, and 2017 were $9.4 million, $4.5 million, and $2.5 million, respectively. The net losses for the year ended December 31, 2019 included aggregate impairment losses of $6.7 million related to the transfer of the seven restaurant locations to MOD Pizza and the closure of the two restaurant locations.

Reconciling Items and Eliminations

Reconciling items and eliminations in the Company’s segment information primarily includes the following:

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

Corporate General and Administrative Expenses

BBX Capital’s corporate general and administrative expenses consist primarily of expenses associated with administering the various support functions at its corporate headquarters, including executive compensation, legal, accounting, human resources, investor relations, and executive offices. BBX Capital’s corporate general and administrative expenses for the years ended December 31, 2019, 2018, and 2017, were $41.1 million, $45.5 million, and $52.9 million, respectively.

BBX Capital’s corporate general and administrative expenses for the year ended December 31, 2019 compared to 2018 decreased by $4.4 million, which primarily reflects lower costs related to executive incentive bonuses and share-based compensation expense and lower professional fees, partially offset by higher severance costs.

Interest Expense

Excluding BBX Capital’s note payable to Bluegreen, its interest expense for the years ended December 31, 2019, 2018 and 2017 was $5.5 million, $6.6 million, and $4.6 million, respectively. The decrease in interest expense during the year ended December 31, 2019 compared to the same 2018 period primarily resulted from BBX Capital’s repayment of the outstanding balance of $30.0 million on its $50.0 million revolving line of credit in January 2019.

BBX Capital’s interest expense on the $80.0 million note payable to Bluegreen for the years ended December 31, 2019, 2018, and 2017 was $4.8 million, $4.8 million and $6.4 million, respectively. The decrease for the 2019 and 2018 periods compared to the 2017 period reflects the reduction in the interest rate on the note on July 1, 2017 from 10% per annum to 6% per annum. The interest expense on this note and the related interest income recognized by Bluegreen are eliminated in the Company’s consolidated statements of operations.

Interest Income

During the years ended December 31, 2019, 2018 and 2017, the Company recognized $2.3 million, $2.0 million and $0.9 million, respectively, of interest income primarily from BBX Capital’s interest-bearing cash accounts.

Other Items

In addition to the above items, Reconciling Items and Eliminations includes $0.6 million and $8.6 million of insurance carrier reimbursements of litigation costs for the years ended December 31, 2018 and 2017, respectively, and the reimbursement of a $4.6 million fine previously paid in connection with the SEC civil litigation against BCC for the year ended December 31, 2017. Reconciling Items and Eliminations also includes $6.9 million of net gains on the cancellation of Woodbridge’s junior subordinated debentures for the year ended December 31, 2017.

(Provision) Benefit for Income Taxes

The provision for income taxes for the year ended December 31, 2019 reflected the Company’s effective tax rate of 34.2% on income before income taxes. The effective tax rate was higher than the expected federal income tax rate of 21.0% primarily due to nondeductible executive compensation and state income taxes.

The provision for income taxes for the year ended December 31, 2018 reflected the Company’s effective tax rate of 36.2% on income before income taxes. The effective tax rate was higher than the expected federal income tax rate of 21% primarily due to nondeductible executive compensation, which included a $2.8 million adjustment associated with the Company’s completion of its analysis of its accounting for the enactment of the Tax Reform Act in December 2017, and state income taxes. See Note 14 under Item 8 of this report for additional information with respect to the Company’s accounting for the Tax Reform Act.

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

Net income attributable to noncontrolling interests during the years ended December 31, 2019, 2018, and 2017 was $14.4 million, $20.7 million, and $18.4 million, respectively. The decrease in net income attributable to noncontrolling interests for the year ended December 31, 2019 compared to the same 2018 period was primarily due to a decrease in the net income of Bluegreen and Bluegreen/Big Cedar Vacations.

Consolidated Cash Flows

A summary of our consolidated cash flows is set forth below (in thousands):

	For the Years Ended December 31,
	2019	2018	2017
Cash flows provided by operating activities	$78,242	86,639	65,599
Cash flows provided by (used in) investing activities	16,319	(31,063)	(54,765)
Cash flows (used in) provided by financing activities	(108,788)	(43,726)	52,096
Net (decrease) increase in cash, cash equivalents and restricted cash	$(14,227)	11,850	62,930
Cash, cash equivalents and restricted cash at beginning of period	421,097	409,247	346,317
Cash, cash equivalents and restricted cash at end of period	$406,870	421,097	409,247

Cash Flows provided by Operating Activities

The Company’s operating cash flows decreased $8.4 million during the year ended December 31, 2019 compared to the same period in 2018. The decrease was primarily due to the $20.0 million payment made to Bass Pro in June 2019 pursuant to the settlement agreement described above, an increase in payments for federal income taxes, a decrease in proceeds from the sale of developed lots at the Beacon Lake Community development, and an increase in spending on the development of real estate inventory at Beacon Lake. The above decreases in operating cash flows were partially offset by an increase in operating distributions from real estate joint ventures and decreased spending on the acquisition and development of VOI inventory.

Cash Flows provided by/used in Investing Activities

Cash provided by investing activities increased by $47.4 million during the year ended December 31, 2019 compared to the same period in 2018. The increase primarily reflects a $19.4 million increase in distributions from unconsolidated real estate joint ventures, $22.2 million of higher proceeds from the sale of real estate and property and equipment, $10.0 million of lower capital expenditures, and a $3.9 million net decrease in investments in unconsolidated real estate joint ventures, partially offset by a $13.2 million net decrease in cash from loan recoveries.

Cash Flows provided by/used in Financing Activities

Cash used in financing activities increased by $65.1 million during the year ended December 31, 2019 compared to the same period in 2018. The increase in cash used was primarily the result of a $114.6 million reduction in borrowings, net of repayments, primarily at Bluegreen, and the payment $10.0 million to redeem BBX Capital’s redeemable cumulative preferred stock, partially offset by a $57.1 million decline in cash paid for the purchase and retirement of the Company’s common stock.

Commitments

The Company’s material commitments as of December 31, 2019 included the required payments due on its receivable-backed debt, notes payable and other borrowings, junior subordinated debentures, commitments to complete certain projects based on its sales contracts with customers, subsidy advances to certain HOAs, and commitments under non-cancelable operating leases.

The following table summarizes the contractual minimum principal and interest payments, net of unamortized discount, required on all of the Company’s outstanding debt, outstanding payments required under the Bass Pro settlement agreement, and payments required on the Company’s non-cancelable operating leases by period due date as of December 31, 2019 (in thousands):

	Payments Due by Period
					Unamortized
					Debt
	Less than	1 — 3	4 — 5	After 5	Issuance
Contractual Obligations	1 year	Years	Years	Years	Costs	Total
Receivable-backed notes payable	$—	13,124	102,381	312,435	(5,125)	422,815
Notes payable and other borrowings	17,127	33,512	112,904	27,422	(2,234)	188,731
Jr. subordinated debentures	—	—	—	177,129	(39,875)	137,254
Noncancelable operating leases	26,384	48,981	32,507	44,508	—	152,380
Bass Pro settlement agreement	4,000	8,000	8,000	—	—	20,000
Total contractual obligations	47,511	103,617	255,792	561,494	(47,234)	921,180
Interest Obligations (1)
Receivable-backed notes payable	16,728	33,086	29,076	85,629	—	164,519
Notes payable and other borrowings	7,456	13,354	10,306	21,681	—	52,797
Jr. subordinated debentures	11,428	22,856	22,856	127,550	—	184,690
Total contractual interest	35,612	69,296	62,238	234,860	—	402,006
Total contractual obligations	$83,123	172,913	318,030	796,354	(47,234)	1,323,186

(1)	Assumes that the scheduled minimum principal payments are made in accordance with the table above and the interest rate on variable rate debt remains the same as the rate at December 31, 2019.

In lieu of paying maintenance fees for unsold VOI inventory, Bluegreen may enter into subsidy agreements with certain HOAs. During the years ended December 31, 2019, 2018 and 2017, Bluegreen made subsidy payments in connection with these arrangements of $24.9 million, $12.6 million and $12.6 million, respectively, which are included within cost of other fee-based services. As of December 31, 2019 and 2018, Bluegreen had no accrued liabilities for such subsidies.

In December 2019 Bluegreen’s President and Chief Executive Officer, resigned. In connection with his resignation, Bluegreen agreed to make payments totaling $3.5 million over a period of 18 months, all of which remained payable as of December 31, 2019. Additionally, during 2019, Bluegreen entered into certain agreements with executives related to their separation from Bluegreen or change in position. Pursuant to the terms of these agreements, Bluegreen agreed to make payments totaling $2.5 million through November 2020. As of December 31, 2019, $2.3 million remained payable under these agreements.

The Company believes that its existing cash, anticipated cash generated from operations, anticipated future borrowings under existing or future credit facilities, and anticipated future sales of notes receivable under existing, future, or replacement purchase facilities will be sufficient to meet its anticipated working capital, capital expenditures, and debt service and other contractual obligations, including the contractual payment of the obligations set forth above, for the foreseeable future, subject to the success of the Company’s ongoing business strategy and the availability of credit. The Company will continue its efforts to renew, extend, or replace any credit and receivables purchase facilities that have expired or that will expire in the near term. The Company may, in the future, also obtain additional credit facilities and may issue corporate debt or equity securities. Any debt incurred or issued may be secured or unsecured, bear interest at fixed or variable rates, and be subject to such terms as the lender may require. In addition, the Company’s efforts to renew or replace credit facilities or receivables purchase facilities which have expired or which are scheduled to expire in the near term may not be successful, and sufficient funds may not be available from operations or under existing, proposed, or future revolving credit or other borrowing arrangements or receivables purchase facilities to meet cash needs, including debt service and other contractual obligations. To the extent the Company is unable to sell notes receivable or borrow under such facilities, the Company’s ability to satisfy its obligations would be materially adversely affected.

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

Pursuant to the settlement agreement Bluegreen entered into with Bass Pro and its affiliates during June 2019, Bluegreen paid Bass Pro $20.0 million and agreed to make five annual payments to Bass Pro of $4.0 million each commencing in 2020. Additionally, in lieu of the previous commission arrangement, Bluegreen agreed to pay Bass Pro a fixed annual fee of $70,000 for each Bass Pro and Cabela’s retail store that Bluegreen is accessing (excluding sales at retail stores which are designated to provide tours to Bluegreen/Big Cedar Vacations, or “Bluegreen/Big Cedar feeder stores”), plus $32.00 per net vacation package sold (less cancellations or refunds within 45 days of sale). Bluegreen also agreed to contribute to the Wonders of Wildlife Foundation $5.00 per net package sold (less certain cancellations and refunds within 45 days of sale), subject to an annual minimum of $700,000. The fixed annual fee was prorated for 2019. Subject to the terms and conditions of the settlement agreement, Bluegreen will generally be required to pay the fixed annual fee with respect to at least 59 Bass Pro retail stores and a minimum number of Cabela’s retail stores that increases over time to a total of at least 60 Cabela’s retail stores by the end of 2021. Bluegreen had marketing operations at 15 Cabela’s stores at December 31, 2019 and are required to begin marketing operations in at least 25 more stores by December 31, 2020. Notwithstanding the foregoing, the minimum number of Bass Pro and Cabela’s retail stores for purposes of the fixed annual fee may be reduced under certain circumstances set forth in the parties’ agreement, including as a result of a reduction of traffic in the stores in excess of 25% year-over-year.

Off-balance-sheet Arrangements

BBX Capital guarantees certain obligations of its wholly-owned subsidiaries and unconsolidated real estate joint ventures, which are not included in the contractual obligations table above, and also guarantees certain of the obligations in the above table as described in further detail in Item 8 – Note 16 of this Annual Report.

The Company has investments in joint ventures involved in the development of multifamily apartment and townhome communities, as well as single-family master planned communities. The Company’s investments in these joint ventures are accounted for under the equity method of accounting, and as a result, the Company does not recognize the assets and liabilities of these joint ventures in its financial statements. As of December  31, 2019 and 2018, the Company’s investments in these joint ventures totaled $57.3 million and $64.7 million, respectively. These unconsolidated real estate joint ventures generally finance their activities with a combination of debt financing and equity. The Company generally does not directly guarantee the financing of these joint ventures, other than as described in further detail in Item 8 – Note 16 of this Annual Report, and the Company’s maximum exposure to losses from these joint ventures is its equity investment. The Company is typically not obligated to fund additional capital to its joint ventures; however, the Company’s interest in a joint venture may be diluted if the Company elects not to fund a joint venture capital call.

Liquidity and Capital Resources

BBX Capital and Subsidiaries, excluding Bluegreen

As of December 31, 2019 and 2018, the Company, excluding Bluegreen, had cash, cash equivalents and short-term investments of approximately $166.6 million and $146.9 million, respectively. Management believes that BBX Capital has sufficient liquidity from the sources described below to fund operations, including its anticipated working capital, capital expenditure, and debt service requirements, for the foreseeable future, subject to the success of the Company’s ongoing business strategy and the ongoing availability of credit.

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

BBX Capital expects that it will receive dividends from time to time from Bluegreen. For the years ended December 31, 2019, 2018, and 2017, BBX Capital received from Bluegreen dividends totaling $43.0 million, $40.4 million and $40.0 million, respectively. In addition, on  February 20, 2020, BBX Capital received from Bluegreen dividends of $8.7 million. Bluegreen has indicated that it intends to pay regular quarterly dividends on its common stock subject to the discretion of its board of directors. The ultimate payment of such dividends will be based upon factors that the Bluegreen board deems to be appropriate, including Bluegreen’s operating results, financial condition, cash position, and operating and capital needs. Dividends from Bluegreen are also dependent on restrictions contained in Bluegreen’s debt facilities and may not continue at current or previous levels. Except as otherwise noted, the debts and obligations of Bluegreen are not direct obligations of BBX Capital and generally are non-recourse to BBX Capital. Similarly, the assets of Bluegreen are not available to BBX Capital, absent a dividend or distribution. Furthermore, certain of Bluegreen’s credit facilities contain terms which could limit the payment of cash dividends without the lender’s consent or waiver, and Bluegreen may only pay dividends subject to such restrictions as well as the declaration of dividends by its board of directors. As a consequence, BBX Capital may not receive dividends from Bluegreen consistent with prior periods, in the time frames or amounts anticipated, or at all.

BBX Capital may also receive funds from its subsidiaries, including Bluegreen, in connection with its tax sharing agreement to the extent that the subsidiary utilizes BBX Capital’s tax benefits in BBX Capital’s consolidated tax return. During the years ended December 31, 2019, 2018, and 2017, BBX Capital received $13.0 million, $23.1 million, and $39.3 million, respectively, of tax sharing payments from Bluegreen.

Anticipated and Potential Liquidity Requirements

BBX Capital expects to use its available funds for operations and general corporate purposes (including working capital, capital expenditures, and debt service requirements and the Company’s other commitments described above) to make additional investments in real estate opportunities, operating businesses, or other opportunities, to declare and pay cash dividends on the Company’s common stock, or to purchase shares of its common stock.

In November 2018, BBXRE acquired a 50% membership interest in the Altman Companies, a joint venture between the Company and JA engaged in the development, construction, and management of multifamily apartment communities. Although the Altman Companies generates revenues from the performance of development, general contractor, leasing, and property management services to the joint ventures that are formed to invest in the development projects that it originates, it is expected to generate profits for BBXRE and JA primarily through the equity distributions that BBXRE and JA receive through their investment in the managing member of such joint ventures. Therefore, as the timing of such distributions to BBXRE and JA is generally contingent upon the sale or refinancing of a completed development project, it is anticipated that BBXRE and JA will be required to contribute capital to the Altman Companies for its ongoing operating costs and predevelopment expenditures, as well as to the managing member of newly formed joint ventures. At the current time, BBXRE anticipates that it will invest approximately $4.0 million to $6.0 million in the Altman Companies and related joint ventures during the year ended December 31, 2020 related to planned predevelopment expenditures, investments in new joint ventures, and ongoing operating costs. In addition, BBXRE currently anticipates that it will contribute an additional $1.3 million to ABBX Guaranty, LLC, a joint venture between BBXRE and JA that provides guarantees on the indebtedness and construction cost overruns of new real estate joint ventures formed by the Altman Companies.

Pursuant to the operating agreement of the Altman Companies, BBXRE will also acquire an additional 40% equity interest in the Altman Companies from JA for a purchase price of $9.4 million in January 2023, and JA can also, at his option or in other predefined circumstances, require BBXRE to purchase his remaining 10% equity interest in the Altman Companies for $2.4 million. In addition, in certain circumstances, BBXRE may acquire the 40% membership interests in Altman-Glenewinkel Construction that are not owned by the Altman Companies for a purchase price based on prescribed formulas in the operating agreement of Altman-Glenewinkel Construction.

In addition to BBXRE’s anticipated investments in the Altman Companies and related joint ventures, BBXRE has entered into two real estate joint ventures, CCB Miramar, LLC and L03/212 Partners, LLC, in which the Company expects to contribute additional capital of approximately $4.5 million during the next twelve to twenty-four months based on the current plans and estimates associated with the related development projects.

IT’SUGAR expects to renovate certain existing stores during the year ended December 31, 2020 and is evaluating potential new locations to be opened in 2020 and 2021. Although IT’SUGAR is continuing to evaluate the size and location of these potential new stores, IT’SUGAR expects that it may incur between $5.0 million to $10.0 million of capital expenditures, net of tenant allowance reimbursements, during the year ended December 31, 2020 related to such locations.

BBX Capital has previously indicated its intention to declare regular quarterly dividends on its Class A and Class B Common Stock and declared cash dividends of $0.05 per share on its common stock, or $4.8 million in the aggregate, during the year ended December 31, 2019. However, future declaration and payment of cash dividends with respect to the Company’s common stock, if any, will be determined in light of the then-current financial condition of the Company, its operating and capital needs, and other factors deemed relevant by the board of directors.

On June 13, 2017, BBX Capital’s board of directors approved a share repurchase program which authorizes the purchase of a total of up to 5,000,000 shares of the Company’s Class A Common Stock and Class B Common Stock at an aggregate cost of no more than $35.0 million. This program authorizes management, at its discretion, to purchase shares from time to time subject to market conditions and other factors. During the year ended December  31, 2019, BBX Capital purchased 3,228,890 shares of its Class A Common Stock for approximately $15.4 million. As of December  31, 2019, BBX Capital had purchased 4,750,483 shares of its Class A Common Stock for approximately $25.4 million pursuant to the June 2017 share repurchase program.

In October 2019, a total of 222,848 shares of the Company’s Class A Common Stock and 748,357 shares of the Company’s Class B Common Stock previously owned by certain executive officers were surrendered to the Company to satisfy $4.5 million of withholding tax obligations associated with the vesting of their restricted stock awards. The Company has 2,817,776 unvested restricted stock awards outstanding as of December 31, 2019 and anticipates that, to the extent that such awards vest, it will fund the cash payments associated with the related withholding tax obligations in return for the surrender of a portion of such awards.

In April 2015, BBX Capital borrowed $80.0 million from a wholly-owned subsidiary of Bluegreen. Payments of interest are required on a quarterly basis, with the entire $80.0 million principal balance and accrued interest currently being due and payable in April 2020. This debt currently accrues interest at a per annum rate of 6% with quarterly interest payments to Bluegreen of $1.2 million.  BBX Capital may be required to repay all or a portion of the $80.0 million borrowed from Bluegreen if required by Bluegreen to maintain its compliance with the covenants of its outstanding debt and will be required to repay the loan if the maturity date is not extended.

In addition to the note payable to Bluegreen, the Company has other indebtedness which is summarized in Commitments above. The Company’s indebtedness, including any future debt incurred by the Company, may make us more vulnerable to downturns in the economy and may subject the Company to covenants or restrictions on its operations and activities.

Credit Facilities with Future Availability

As of December  31, 2019, BBX Capital and certain of its subsidiaries had the following credit facilities with future availability, subject to eligible collateral and the terms of the facilities, as applicable.

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

Under the terms and conditions of the Loan and Security Agreement, BBX Capital is required to comply with certain financial covenants, including maintaining minimum unencumbered liquidity and complying with debt to EBITDA financial ratios. The Loan and Security Agreement also contains customary affirmative and negative covenants, including those that, among other things, limit the ability of BBX Capital and the other borrowers to incur additional indebtedness and to make certain loans and investments. As of December  31, 2019, there were no borrowings outstanding under the credit facility.

Toronto-Dominion Commercial Bank. In May 2017, Renin entered into a credit facility with TD Bank that was subsequently renewed in September 2019 and 2018. Under the terms and conditions of the credit facility, TD Bank agreed to provide term loans for up to $1.7 million and loans under a revolving credit facility for up to approximately $16.3 million subject to certain terms and conditions. As of December 31, 2019, the outstanding amounts under the term loan and revolving credit facility were $0.7 million and $6.1 million, respectively, with effective interest rates of 5.89% and 5.62%, respectively.

As of December 31, 2019, Renin was not in compliance with certain covenants under the credit facility as a result of a breach of its quarterly debt service coverage ratio. During the first quarter of 2020, Renin received a waiver of the default from TD Bank, and the credit facility was amended to replace the existing debt service coverage ratio with an interest coverage ratio. In connection with the amendment to the credit facility, Renin repaid the outstanding balance of the term loan with borrowings from the revolving credit facility.

Bank of America Revolving Line of Credit. In August 2018, IT’SUGAR entered into a revolving credit facility with Bank of America. Under the terms and conditions of the credit facility, Bank of America has agreed to provide a revolving line of credit to IT’SUGAR for up to $4.0 million based on available collateral as defined by the credit facility and subject to IT’SUGAR’s compliance with the terms and conditions of the credit facility, including certain specific financial covenants. The revolving credit facility matures in August 2021, and amounts outstanding bear interest at a LIBOR daily floating rate plus 1.50% or a monthly LIBOR rate subject to the terms and conditions of the credit facility. Payments of interest only are payable monthly. As of December 31, 2019, the outstanding amount under the revolving credit facility was $2.0 million.

Banc of America Leasing & Capital Equipment Note. In September 2018, IT’SUGAR entered into a Master Loan and Security Agreement with Banc of America Leasing & Capital, LLC which sets forth the terms and conditions pursuant to which IT’SUGAR may borrow funds to purchase equipment under one or more equipment security notes. The Agreement contains customary representations and covenants. Each equipment note constitutes a separate, distinct and independent financing of equipment and is secured by a security interest in the purchased equipment and is an unconditional contractual obligation of IT’SUGAR. As of December 31, 2019, there was one equipment note outstanding with a balance of $0.4 million.

As of December 31, 2019, BBX Capital and its subsidiaries (other than Bluegreen) had availability of approximately $57.0 million under the above revolving lines of credit, subject to eligible collateral and the terms of the facilities, as applicable.

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

While the vacation ownership business has historically been capital intensive, and Bluegreen has in the past and may in the future pursue transactions or activities which may require significant capital investment, Bluegreen has sought to focus on the generation of “free cash flow” (defined as cash flow from operating activities, less capital expenditures) by (i) incentivizing its sales associates and creating programs with third-party credit card companies to generate a higher percentage of sales in cash; (ii) maintaining sales volumes that focus on its more efficient marketing channels; (iii) limiting its capital and inventory expenditures; (iv) utilizing sales and marketing, mortgage servicing, resort management services, title and construction expertise to pursue fee-based-service business relationships that generally require minimal up-front capital investment and have the potential to produce incremental cash flows, and (v) more recently by selling VOIs obtained through secondary markets or JIT arrangements. Bluegreen considers free cash flow to be a measure of cash generated by operating activities that can be used for future investing and financing activities, however, it is not a guarantee that Bluegreen will use its excess cash flows for such purposes.

VOI sales are generally dependent upon providing financing to buyers. The ability to sell and/or borrow against notes receivable from VOI buyers has been a critical factor in Bluegreen’s continued liquidity. A financed VOI buyer is generally only required to provide a minimum of 10% to 20% of the purchase price in cash or equity at the time of sale; however, selling, marketing and administrative expenses attributable to the sale are primarily cash expenses that generally exceed a buyer’s minimum required down payment. Accordingly, having financing facilities available for the hypothecation, sale or transfer of VOI notes receivable has been a critical factor in Bluegreen’s ability to meet its short and long-term cash needs. Bluegreen has attempted to maintain a number of diverse financing facilities. Historically, Bluegreen has relied on its ability to sell receivables in the term securitization market in order to generate liquidity and create capacity in its receivable facilities. If there is a tightening of credit or instability or volatility in the financial markets, as a result of the coronavirus or otherwise, there is no assurance that financing or securitization of VOIs will be available to us in the future at acceptable terms, or at all.  Further, the recent coronavirus outbreak in the United States could impact leisure travel and the sale of vacation packages and VOIs.  While it is too early to gauge the likely duration or ultimate impact, package sales have declined and trip cancelations have increased since the coronavirus outbreak in the United States.  In addition, maintaining adequate VOI inventory to sell and pursue growth into new markets has historically required Bluegreen to incur debt for the acquisition, construction, and development of new resorts. Development expenditures during 2020 are expected to be in a range of $50.0 million to $60.0 million, which primarily relate to developments at the Bluegreen/Big Cedar Vacations resort and refurbishments at certain of Bluegreen’s resorts, including Bluegreen’s Blue Ridge Village resort in Banner Elk, North Carolina.

In connection with Bluegreen’s capital-light business activities, Bluegreen has entered into agreements with third party developers that allow Bluegreen to buy VOI inventory typically on a non-committed basis prior to when Bluegreen intends to sell such VOIs. Bluegreen’s capital-light business strategy also includes secondary market sales pursuant to which Bluegreen enters into secondary market arrangements with certain HOAs and others generally on a non-committed basis, which allows Bluegreen to acquire VOIs generally at a significant discount, as such VOIs are typically obtained by the HOAs through foreclosure in connection with maintenance fee defaults. Acquisition of JIT and secondary market inventory in 2020 is expected to range between $10.0 million to $15.0 million.

Capital expenditures in connection with Bluegreen’s sales and marketing facilities, as well as its information technology capital expenditures, are expected to be in a range of $5.0 million to $10.0 million in 2020.

Available funds may also be used to acquire or develop VOIs at other existing or new locations, acquire other businesses or assets, invest in other real estate based opportunities, or to fund loans to affiliates or others.

Bluegreen’s level of debt and debt service requirements have several important effects on Bluegreen’s operations, including that: (i) significant debt service cash requirements reduce the funds available for operations and future business opportunities and increases Bluegreen’s vulnerability to adverse economic and industry conditions, as well as conditions in the credit markets, generally; (ii) Bluegreen’s leverage position increases its vulnerability to economic and competitive pressures; (iii) the financial covenants and other restrictions contained in indentures, credit agreements and other agreements relating to Bluegreen’s indebtedness require Bluegreen to meet certain financial tests and may restrict Bluegreen’s ability to, among other things, pay dividends, borrow additional funds, dispose of assets or make investments; and (iv) Bluegreen’s leverage position may limit funds available for acquisitions, working capital, capital expenditures, dividends, and other general corporate purposes. Certain of Bluegreen’s competitors operate on a less leveraged basis and have greater operating and financial flexibility than Bluegreen does.

See Note 13 – Debt under Item 8 included in this report for additional information with respect to Bluegreen’s receivable-backed notes payable facilities

Credit Facilities for Bluegreen Receivables with Future Availability

Bluegreen maintains various credit facilities with financial institutions which allow Bluegreen to borrow against or sell its VOI notes receivable. As of December  31, 2019, Bluegreen had the following credit facilities with future availability, all of which are subject to revolving availability terms during the advance period and therefore provide for additional availability as the facility is paid down, subject to compliance with relevant covenants, eligible collateral and applicable terms and conditions during the advance period (dollars in thousands):

	Borrowing Limit as of December 31, 2019	Outstanding Balance as of December 31, 2019	Availability as of December 31, 2019	Advance Period Expiration; Borrowing Maturity as of December 31, 2019	Borrowing Rate; Rate as of December 31, 2019
Liberty Bank Facility	$50,000	$25,860	$24,140	June 2020; March 2023	Prime Rate; floor of 4.00%; 4.75%
NBA Receivables Facility	70,000	32,405	37,595	September 2020; March 2025	30 day LIBOR+2.75%; floor of 3.50%; 4.55%
Pacific Western Facility	40,000	30,304	9,696	September 2021; September 2024	30 day LIBOR+2.75% to 3.00%; 4.68%
KeyBank/DZ Purchase Facility	80,000	31,708	48,292	December 2022; December 2024	30 day LIBOR or CP +2.25%; 3.99% (1)
Quorum Purchase Facility	50,000	44,525	5,475	June 2020; December 2032	(2)
	$290,000	$164,802	$125,198

(1)Borrowings accrue interest at a rate equal to either LIBOR, a “Cost of Funds” rate or commercial paper (“CP”) rates plus 2.25%. The interest rate will increase to the applicable rate plus 3.25% upon the expiration of the advance period.

(2)Of the amounts outstanding under the Quorum Purchase Facility at December 31, 2019, $3.1 million accrues interest at a rate per annum of 4.75%, $21.3 million accrues interest at a fixed rate of 4.95%, $1.6 million accrues interest at a fixed rate of 5.0%, $17.2 million accrues interest at a fixed rate of 5.10%, and $1.3 million accrues at a fixed rate of 5.50%.

Other Credit Facilities and Outstanding Notes Payable

Fifth Third Syndicated Line-of-Credit and Fifth Third Syndicated Term Loan.  In December 2016, Bluegreen entered into a $100.0 million syndicated credit facility with Fifth Third Bank, as administrative agent and lead arranger, and certain other bank participants as lenders. In October 2019, Bluegreen amended the facility and increased the facility to $225.0 million.  The amended facility includes a $100.0 million term loan (the “Fifth Third Syndicated Term Loan”) with quarterly amortization requirements and a $125.0 million revolving line of credit (the “Fifth Third Syndicated Line-of-Credit”). Borrowings under the amended facility generally bear interest at LIBOR plus 2.00% - 2.50%, depending on Bluegreen’s leverage ratio, are collateralized by certain of Bluegreen’s VOI inventories, sales center buildings, management fees, short-term receivables and cash flows from residual interests relating to certain term securitizations, and will mature in October 2024. At closing, Bluegreen borrowed the entire $100.0 million term loan and $30.0 million under the revolving line of credit. Proceeds were used to repay the outstanding balance on the existing Fifth Third Syndicated Credit Facility, repay $3.6 million on the existing Fifth Third Bank Note Payable and pay expenses and fees associated with the amendment with the remainder to be used for general corporate purposes. As of December 31, 2019, outstanding borrowings under the facility totaled $128.8 million, including $98.8 million under the Fifth Third Syndicated Term Loan with an interest rate of 3.71%, and $30.0 million under the Fifth Third Syndicated Line of Credit with an interest rate of 3.85%.

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

Critical Accounting Policies

Management views critical accounting policies as accounting policies that are important to the understanding of our financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated statements of financial condition and assumptions that affect the recognition of income and expenses on the consolidated statements of operations and comprehensive income for the periods presented. On an ongoing basis, management evaluates its estimates, including, but not limited to, those that relate to the determination of:

•	The allowance for loan losses on VOI notes receivable;
•	The estimated future sales value of VOI inventory;
•	The recognition of revenue;
•	The recovery of the carrying value of real estate inventories;
•	The fair value of assets measured at, or compared to, fair value on a non-recurring basis, such as assets held for sale, intangible assets, other long-lived assets and goodwill;
•	The valuation of assets and liabilities assumed in the acquisition of a business;
•	The amount of deferred tax valuation allowance and accounting for uncertain tax positions; and
•	The estimate of contingent liabilities related to litigation and other claims and assessments.

The accounting policies that we have identified as critical accounting policies are:

•	The recognition of revenue;
•	Allowance for loan losses on VOI notes receivable;
•	The estimated future sales value of VOI inventory;
•	Evaluating long-lived assets and definite lived intangible assets for impairment; and
•	Evaluating goodwill and indefinite lived intangible assets for impairment.

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

Revenue Recognition

Variable Consideration

Bluegreen generally offers qualified purchasers financing for up to 90% of the purchase price of VOIs. The typical financing provides for a term of ten years and a fixed interest rate, is fully amortizing in equal installments, and may be prepaid without penalty. For sales of VOIs for which Bluegreen provides financing, Bluegreen reduces the transaction price for expected loan losses, which is considered to be variable consideration. To the extent Bluegreen determines that it is probable that a significant reversal of cumulative revenue recognized may occur, it records an estimate of variable consideration as a reduction to the transaction price of the sales of VOIs until the uncertainty associated with the variable consideration is resolved. Bluegreen’s estimate of variable consideration is based on the results of its static pool analysis, which relies on historical payment data for similar VOI notes receivable and tracks uncollectibles for each period’s sales over the entire life of the notes. Bluegreen also considers whether historical economic conditions are comparable to then current economic conditions, as well as variations in underwriting standards. Bluegreen reviews its estimate of variable consideration on at least a quarterly basis. See “Allowance for Loan Losses on VOI Notes Receivable” below for a further discussion on expected loan loss estimates.

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

Identification of Distinct Performance Obligations

Bluegreen’s resort and club management revenue and related cost reimbursements are recognized as services are rendered. These services provided to the resort HOAs are comprised of day-to-day services to operate the resort, including management services and certain accounting and administrative functions. Management services provided to the Vacation Club include managing the reservation system and providing owner, billing and collection services. Bluegreen’s management contracts are typically structured as cost-plus with an initial term of three years and automatic one year renewals. Bluegreen believes these services to be a series of distinct goods and services to be accounted for as a single performance obligation over time and recognizes revenue as the customer receives the benefits of its services.

Allowance for Loan Losses on VOI Notes Receivable

The allowance for loan losses is related to the notes receivable generated in connection with financing Bluegreen’s VOI sales. Bluegreen holds large amounts of homogeneous VOI notes receivable and assesses uncollectibility based on pools of receivables, as Bluegreen believes that there are no significant concentrations of credit risk with any individual counterparty or groups of counterparties. In estimating future loan losses, Bluegreen does not use a single primary indicator of credit quality but instead evaluates its VOI notes receivable based upon a static pool analysis that incorporates the age of the respective receivables, default trends and prepayment rates by origination year, as well as the FICO scores of the borrowers.

The Estimated Future Sales Value of VOI Inventory

Bluegreen carries its completed inventory at the lower of (i) cost, including costs of improvements and amenities incurred subsequent to acquisition, capitalized interest, real estate taxes and other costs incurred during construction, or (ii) estimated fair market value, less costs to sell. Bluegreen uses the relative sales value method for establishing the cost of its VOI sales and relieving inventory, which requires Bluegreen to make estimates subject to significant uncertainty. Under the relative sales value method required by timeshare accounting rules, cost of sales is calculated as a percentage of net sales using a cost-of-sales percentage based on the ratio of total estimated development costs to total estimated VOI revenue, including the estimated incremental revenue from the resale of VOI inventory repossessed, generally as a result of the default of the related receivable. Also, pursuant to timeshare accounting rules, Bluegreen does not relieve inventory for VOI cost of sales related to anticipated loan losses. Accordingly, no adjustment is made when inventory is reacquired upon default of the related receivable.

Evaluating Long-lived Assets and Definite-lived Intangible Assets for Impairment

The Company evaluates its long-lived assets and definite-lived intangible assets, including property and equipment, real estate held-for-investment, and Bluegreen’s undeveloped or under development resort properties, for potential impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. With respect to property and equipment associated with new retail locations, the Company assesses whether there are indicators of impairment upon the earlier of the stabilization of the applicable retail location or twelve to eighteen months following the opening of the location (depending on the maturity of the retail brand). The carrying amounts of assets are not considered recoverable when the carrying amounts exceed the undiscounted cash flows estimated to be generated by those assets. As the carrying amounts of these assets are dependent upon estimates of future earnings that they are expected to generate, these assets may be impaired if cash flows decrease significantly or do not meet expectations, in which case they would be written down to their fair value. The estimates of useful lives and expected cash flows require us to make significant judgments regarding future periods that are subject to a number of factors, many of which may be beyond our control. As of December 31, 2019, the Company had capitalized in excess of $9.2 million of property and equipment associated with new IT’SUGAR retail locations which had not stabilized or had not been open for twelve to eighteen months. To the extent that these retail locations do not meet expectations or actual performance within twelve to eighteen months following the opening of such locations indicates that the carrying amounts of the property and equipment associated with such locations may not be recoverable, we may recognize impairment charges associated with these locations in future periods.

Evaluating Goodwill and Indefinite Lived Intangible Assets for Impairment

The process of evaluating goodwill for impairment involves the determination of the fair value of the Company’s reporting units. Inherent in such fair value determinations are certain judgments and estimates relating to future cash flows, including the Company’s interpretation of current economic indicators and market valuations, and assumptions about the Company’s strategic plans with regard to its operations. Due to the uncertainties associated with such evaluations, actual results could differ materially from such estimates. The Company tested its goodwill for impairment on December 31, 2019  (its annual testing date). The Company determined that the $35.2 million of goodwill assigned to the IT’SUGAR reporting unit at December 31, 2019 was not impaired. However, if the IT’SUGAR reporting unit does not meet expectations or if there is a downturn in the confectionery industry, we may recognize goodwill impairment charges in future periods. The Company’s goodwill as of December 31, 2019 and 2018 was $37.2 million.

The Company’s indefinite lived intangible assets as of December 31, 2019 consisted of $61.3 million of management contracts, which were originated in connection with the November 16, 2009 acquisition of a controlling interest in Bluegreen. Such management contracts are not amortized but instead are reviewed for impairment at least annually, or if events or changes in circumstances indicate that it is more likely than not that the related carrying amounts may be impaired. Management contracts are impaired when the fair value of the contract is lower than the carrying value.  The fair value of management contracts is based on an evaluation of estimated cash flows that can be generated from the contract which are uncertain and subject to change.  Due to the uncertainties associated with such evaluations, actual results could differ materially from such estimates and the Company could recognize impairments on management contracts if future cash flows do not meet expectations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Market risk is defined as the risk of loss arising from adverse changes in market valuations resulting from interest rate risk, foreign currency exchange rate risk, commodity price risk and equity price risk. The Company’s primary market risk is equity price risk, interest rate risk and commodity price risk.

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

The Company’s results of operations are subject to foreign currency exchange risk of the U.S. dollar compared to the Canadian dollar though its ownership of Renin.  Renin’s assets, liabilities, revenue and expenses that are denominated in foreign currencies will be affected by changes in the exchange rates between the U.S. dollar and the Canadian dollar.  As of December 31, 2019, the Company has not entered into any foreign exchange forward contracts as hedges against foreign currency exchange risk.

The market price of BBX Capital’s Class A Common Stock and Class B Common Stock and Bluegreen’s common stock are important to the valuation and financing capability of BBX Capital.

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

As of December 31, 2019, Bluegreen had fixed interest rate debt of approximately $334.2 million and floating interest rate debt of approximately $343.6 million, excluding purchase accounting adjustments for junior subordinated debentures of $36.8 million. In addition, Bluegreen’s notes receivables as of December 31, 2019 were comprised of approximately $589.2 million of notes bearing interest at fixed rates and approximately $0.6 million of notes bearing interest at floating rates. The floating interest rates are subject to floors and are generally based either upon the prevailing prime or LIBOR rates. For floating rate financial instruments, interest rate changes generally do not affect the market value of the debt, but do impact earnings and cash flows relating to the debt, assuming other factors are held constant. Conversely, for fixed rate financial instruments, interest rate changes affect the market value of the debt but do not impact earnings or cash flows relating to the debt, assuming other factors are held constant.

The Company is subject to interest rate risk on Woodbridge’s junior subordinated debentures. The interest rates for Woodbridge’s $66.3 million of junior subordinated debentures are variable rates based upon the prevailing 3-month LIBOR rates. For variable rate financial instruments, interest rate changes do not generally affect the market value of the debt, but they do impact future earnings and cash flows, assuming other factors are held constant. If interest rates were to increase one percentage point, the effect on interest expense related to Woodbridge’s variable-rate debt would be an annual increase of approximately $663,000, based on December 31, 2019 balances.

The Company is subject to commodity pricing risk in connection with its Renin and BBX Sweet Holdings operating businesses. Commodity price increases or decreases ultimately result in corresponding changes in raw material prices which could impact our financial condition and results of operations. We have not in the past entered into, and do not currently have any plans to enter into, commodity futures and options contracts to reduce our commodity pricing risk.

To the extent inflationary trends, tightened credit markets or other factors affect interest rates, Bluegreen’s debt service costs may increase.  If interest rates increased one percentage point, the effect on interest expense related to Bluegreen’s floating-rate debt would be an annual increase of approximately $3.4 million based on December 31, 2019 balances and interest rates. Due to the interest rate floors on Bluegreen’s floating rate debt, if interest rates decreased one percentage point, the effect on interest expense related to its floating rate debt would be an annual decrease of approximately $3.0 million based on December 31, 2019 balances and interest rates. In addition, a one percentage point increase or decrease in interest rates would affect the total fair value of Bluegreen’s fixed rate debt by an immaterial amount. This analysis does not consider the effects of changes in the level of overall economic activity that could result due to interest rate changes. Further, in the event of a significant change in interest rates, Bluegreen may pursue actions in order to mitigate any exposure to the change.  However, due to the uncertainty of the specific actions that may be taken and their possible effects, the foregoing sensitivity analysis assumes no changes in Bluegreen’s financial structure. Further, in the event of tightened credit markets, there may a significant tightening of availability under our existing lines, we may be unable to renew our lines of credit or obtain new facilities. In addition, Bluegreen’s ability to borrow against or sell its VOI notes receivable has historically been a critical factor in its liquidity. As a result, instability or volatility in the financial markets restricting the availability of credit, including any tightening of the credit markets in connection with the recent coronavirus outbreak, may adversely impact the Company’s business, results of operations, liquidity, or financial condition.

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

The Company believes that inflation and changing prices have had and may in the future have a material impact on its revenues and results of operations. Bluegreen has increased the sales prices of its VOIs periodically, including in December 2018, and has from time to time experienced increases in construction and development costs. Bluegreen may not be able to increase or maintain the current level of its sales prices, and increased construction and development costs may have a material adverse impact on its gross margin. In addition, to the extent that inflation in general or increased prices for VOIs adversely impacts consumer demand, Bluegreen’s results of operations could be adversely impacted. Furthermore, while increases in real estate construction and development costs may result in increases in rental rates and real estate sales prices, rental rates and sales prices may not increase commensurate with the increase in costs or they may decrease, and increased construction costs may have a material adverse impact on gross margin. In addition, inflation is often accompanied by higher interest rates which could have a negative impact on consumer demand and the costs of financing activities. Rising interest rates as well as increased materials and labor costs may reduce margins.

82

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BBX CAPITAL CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

BBX Capital Corporation

Opinion on the financial statements

We have audited the accompanying consolidated statements of financial condition of BBX Capital Corporation (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 13, 2020 expressed an unqualified opinion.

Change in accounting principle

As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases.

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

Fort Lauderdale, Florida

March 13, 2020

BBX Capital Corporation

Consolidated Statements of Financial Condition

(In thousands, except share data)

	December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$356,604	366,305
Restricted cash ($22,534 in 2019 and $28,400 in 2018 in variable interest entities ("VIEs"))	50,266	54,792
Notes receivable, net ($292,590 in 2019 and $341,975 in 2018 in VIEs)	449,162	439,167
Trade inventory	22,843	20,110
Vacation ownership interest ("VOI") inventory	346,937	334,149
Real estate ($11,297 in 2019 and $20,202 in 2018 held for sale)	65,818	54,956
Investments in unconsolidated real estate joint ventures	57,330	64,738
Property and equipment, net	129,686	139,628
Goodwill	37,248	37,248
Intangible assets, net	68,186	69,710
Operating lease assets	109,351	—
Other assets	97,540	124,217
Total assets	$1,790,971	1,705,020
LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$25,957	29,537
Deferred income	18,074	16,522
Escrow deposits	22,711	22,255
Other liabilities	120,362	104,441
Receivable-backed notes payable - recourse	88,569	76,674
Receivable-backed notes payable - non-recourse (in VIEs)	334,246	382,257
Notes payable and other borrowings	188,731	200,887
Junior subordinated debentures	137,254	136,425
Operating lease liabilities	123,430	—
Deferred income taxes	87,558	86,363
Redeemable 5% cumulative preferred stock of $.01 par value; authorized 15,000 shares;
issued and outstanding 0 shares in 2019 and 10,000 shares in 2018 with a stated value of $1,000 per share	—	9,472
Total liabilities	1,146,892	1,064,833
Commitments and contingencies (See Note 16)
Redeemable noncontrolling interest	4,009	2,579
Equity:
Preferred stock of $.01 par value; authorized 10,000,000 shares	—	—
Class A Common Stock of $.01 par value; authorized 150,000,000 shares;
issued and outstanding 75,530,331 in 2019 and 78,379,530 in 2018	755	784
Class B Common Stock of $.01 par value; authorized 20,000,000 shares;
issued and outstanding 15,957,853 in 2019 and 14,840,634 in 2018	160	148
Additional paid-in capital	152,775	161,684
Accumulated earnings	394,551	385,789
Accumulated other comprehensive income	1,554	1,215
Total shareholders' equity	549,795	549,620
Noncontrolling interests	90,275	87,988
Total equity	640,070	637,608
Total liabilities and equity	$1,790,971	1,705,020

See Notes to Consolidated Financial Statements

BBX Capital Corporation

Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share data)

	For the Years Ended December 31,
	2019	2018	2017
Revenues:
Sales of VOIs	$255,375	254,225	242,017
Fee-based sales commissions	207,832	216,422	229,389
Other fee-based services	125,244	118,024	111,819
Cost reimbursements	63,889	62,534	52,639
Trade sales	186,337	179,486	142,085
Sales of real estate inventory	5,049	21,771	—
Interest income	86,326	85,501	83,708
Net gains on sales of real estate assets	13,616	4,563	1,451
Other revenue	3,203	3,372	5,661
Total revenues	946,871	945,898	868,769
Costs and Expenses:
Cost of VOIs sold	21,845	23,813	17,679
Cost of other fee-based services	86,940	72,968	64,560
Cost reimbursements	63,889	62,534	52,639
Cost of trade sales	127,720	125,640	107,335
Cost of real estate inventory sold	2,643	14,116	—
Interest expense	45,782	42,075	35,205
Recoveries from loan losses, net	(5,428)	(8,653)	(7,546)
Impairment losses	6,938	4,718	7,482
Net gains on cancellation of junior subordinated debentures	—	—	(6,929)
Reimbursements of litigation costs and penalty	—	(600)	(13,169)
Selling, general and administrative expenses	585,686	537,812	532,061
Total costs and expenses	936,015	874,423	789,317
Equity in net earnings of unconsolidated real estate joint ventures	37,898	14,194	12,541
Other income	82	1,695	801
Foreign exchange (loss) gain	(75)	68	(193)
Income before income taxes	48,761	87,432	92,601
(Provision) benefit for income taxes	(16,658)	(31,639)	9,702
Net income	32,103	55,793	102,303
Less: Net income attributable to noncontrolling interests	14,412	20,691	18,378
Net income attributable to shareholders	$17,691	35,102	83,925

Basic earnings per share	$0.19	0.37	0.85
Diluted earnings per share	$0.19	0.36	0.81
Basic weighted average number of common shares outstanding	92,628	95,298	98,745
Diluted weighted average number of common and common equivalent shares outstanding	93,654	97,860	103,916
Cash dividends declared per Class A common share	$0.05	0.04	0.03
Cash dividends declared per Class B common share	$0.05	0.04	0.03

Net income	$32,103	55,793	102,303
Other comprehensive income, net of tax:
Unrealized gain (loss) on securities available for sale	52	(47)	135
Foreign currency translation adjustments	287	(194)	406
Other comprehensive gain (loss), net	339	(241)	541
Comprehensive income, net of tax	32,442	55,552	102,844
Less: Comprehensive income attributable to noncontrolling interests	14,412	20,691	18,378
Comprehensive income attributable to shareholders	$18,030	34,861	84,466

See Notes to Consolidated Financial Statements

BBX Capital Corporation

Consolidated Statements of Changes in Equity

For Each of the Years in the Three Year Period Ended December 31, 2019

(In thousands)

	Shares of
	Common Stock		Common				Accumulated
	Outstanding		Stock		Additional		Other	Total	Non-
	Class		Class		Paid-in	Accumulated	Comprehensive	Shareholders'	controlling	Total
	A	B	A	B	Capital	Earnings	Income	Equity	Interests	Equity
Balance, December 31, 2016	84,845	13,185	$848	132	193,347	270,665	1,167	466,159	41,609	507,768
Cumulative effect from excess tax benefits on share based compensation associated with the adoption of ASU 2016-09	—	—	—	—	—	3,054	—	3,054	—	3,054
Net income excluding $175 of earnings attributable to redeemable noncontrolling interest	—	—	—	—	—	83,925	—	83,925	18,203	102,128
Other comprehensive income	—	—	—	—	—	—	541	541	—	541
Bluegreen initial public offering, net of income taxes	—	—	—	—	50,303	—	—	50,303	33,632	83,935
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(11,390)	(11,390)
Class A common stock cash dividends declared	—	—	—	—	—	(2,711)	—	(2,711)	—	(2,711)
Class B common stock cash dividends declared	—	—	—	—	—	(501)	—	(501)	—	(501)
Purchase and retirement of common stock	(3,716)	(176)	(37)	(2)	(27,585)	—	—	(27,624)	—	(27,624)
Conversion of common stock from Class B to Class A	95	(95)	—	—	—	—	—	—	—	—
Issuance of common stock from vesting of restricted stock awards	4,315	1,049	43	10	(53)	—	—	—	—	—
Issuance of common stock from exercise of options	150	—	3	—	60	—	—	63	—	63
Share-based compensation	—	—	—	—	12,259	—	—	12,259	—	12,259
Balance, December 31, 2017	85,689	13,963	$857	140	228,331	354,432	1,708	585,468	82,054	667,522
Cumulative effect from the adoption of ASU 2016-01	—	—	—	—	—	252	(252)	—	—	—
Net income excluding $370 of loss attributable to redeemable noncontrolling interest	—	—	—	—	—	35,102	—	35,102	21,061	56,163
Other comprehensive income	—	—	—	—	—	—	(241)	(241)	—	(241)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(14,284)	(14,284)
Bluegreen purchase and retirement of its common stock	—	—	—	—	(2,124)	—	—	(2,124)	(1,876)	(4,000)
Increase in noncontrolling interest from loan foreclosure	—	—	—	—	—	—	—	—	704	704
Purchase of noncontrolling interests	—	—	—	—	(587)	—	—	(587)	329	(258)
Class A common stock cash dividends declared	—	—	—	—	—	(3,281)	—	(3,281)	—	(3,281)
Class B common stock cash dividends declared	—	—	—	—	—	(716)	—	(716)	—	(716)
Purchase and retirement of common stock from tender offer	(6,486)	—	(65)	—	(60,076)	—	—	(60,141)	—	(60,141)
Purchase and retirement of common stock	(1,990)	(505)	(20)	(5)	(16,981)	—	—	(17,006)	—	(17,006)
Conversion of common stock from Class B to Class A	38	(38)	1	(1)	—	—	—	—	—	—
Issuance of common stock from vesting of restricted stock awards	1,101	1,421	11	14	(25)	—	—	—	—	—
Issuance of common stock from exercise of options	27	—	—	—	245	—	—	245	—	245
Share-based compensation	—	—	—	—	12,901	—	—	12,901	—	12,901
Balance, December 31, 2018	78,379	14,841	$784	148	161,684	385,789	1,215	549,620	87,988	637,608
										Continued

See Notes to Consolidated Financial Statements

BBX Capital Corporation

Consolidated Statements of Changes in Equity

For Each of the Years in the Three Year Period Ended December 31, 2019

(In thousands)

	Shares of
	Common Stock		Common				Accumulated
	Outstanding		Stock		Additional		Other	Total	Non-
	Class		Class		Paid-in	Accumulated	Comprehensive	Shareholders'	controlling	Total
	A	B	A	B	Capital	Earnings	Income	Equity	Interests	Equity
Balance, December 31, 2018	78,379	14,841	$784	148	161,684	385,789	1,215	549,620	87,988	637,608
Cumulative effect from the adoption of ASU 2016-02, net of income taxes and redeemable noncontrolling interest	—	—	—	—	—	(2,202)	—	(2,202)	—	(2,202)
Net income excluding $326 of loss attributable to redeemable noncontrolling interest	—	—	—	—	—	17,691	—	17,691	14,738	32,429
Accretion of redeemable noncontrolling interest	—	—	—	—	—	(1,902)	—	(1,902)	—	(1,902)
Purchase and retirement of common stock	(3,451)	(749)	(35)	(7)	(19,997)	—	—	(20,039)	—	(20,039)
Other comprehensive income	—	—	—	—	—	—	339	339	—	339
Bluegreen purchase and retirement of its common stock	—	—	—	—	(332)	—	—	(332)	(503)	(835)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(11,948)	(11,948)
Class A common stock cash dividends declared	—	—	—	—	—	(3,878)	—	(3,878)	—	(3,878)
Class B common stock cash dividends declared	—	—	—	—	—	(947)	—	(947)	—	(947)
Conversion of common stock from Class B to Class A	36	(36)	—	—	—	—	—	—	—	—
Issuance of common stock from vesting of restricted stock awards	566	1,902	6	19	(25)	—	—	—	—	—
Share-based compensation	—	—	—	—	11,445	—	—	11,445	—	11,445
Balance, December 31, 2019	75,530	15,958	$755	160	152,775	394,551	1,554	549,795	90,275	640,070

See Notes to Consolidated Financial Statements

BBX Capital Corporation

Consolidated Statements of Cash Flows

(In thousands)

	For the Years Ended December 31,
	2019	2018	2017
Operating activities:
Net income	$32,103	55,793	102,303
Adjustment to reconcile net income to net cash
provided by operating activities:
Recoveries from loan losses, net	(5,428)	(8,653)	(7,546)
Provision for notes receivable allowances	55,677	51,236	46,412
Depreciation, amortization and accretion, net	27,720	25,739	20,731
Share-based compensation expense	11,445	12,901	12,259
Net gains on sales of real estate and property and equipment	(9,396)	(4,563)	(1,451)
Equity earnings of unconsolidated real estate joint ventures	(37,898)	(14,194)	(12,541)
Return on investment in unconsolidated real estate joint ventures	39,043	17,679	12,852
Increase (decrease) in deferred income tax	2,072	27,444	(12,680)
Impairment losses	6,938	4,718	7,482
Net gains on cancellation of junior subordinated debentures	—	—	(6,929)
Interest accretion on redeemable 5% cumulative preferred stock	1,028	1,061	1,207
Increase in notes receivable	(65,672)	(63,545)	(47,470)
Increase in VOI inventory	(12,788)	(32,022)	(42,757)
(Increase) decrease in trade inventory	(2,733)	3,882	(2,261)
(Increase) decrease in real estate inventory	(7,445)	12,001	(273)
Net change in operating lease asset and operating lease liability	1,444	—	—
Decrease (increase) in other assets	19,315	(1,607)	(7,410)
Increase (decrease) in other liabilities	22,817	(1,231)	3,671
Net cash provided by operating activities	78,242	86,639	65,599
Investing activities:
Return of investment in unconsolidated real estate joint ventures	31,442	12,080	6,440
Investments in unconsolidated real estate joint ventures	(25,179)	(29,070)	(5,310)
Proceeds from repayment of loans receivable	6,171	19,394	11,168
Proceeds from sales of real estate held-for-sale	23,512	17,431	15,081
Proceeds from sales of property and equipment	16,642	569	341
Additions to real estate held-for-sale and held-for-investment	(600)	(1,221)	(1,642)
Purchases of property and equipment	(35,588)	(45,550)	(22,045)
Cash paid for acquisition, net of cash received	—	—	(58,418)
Decrease in cash from other investing activities	(81)	(4,696)	(380)
Net cash provided by (used in) investing activities	16,319	(31,063)	(54,765)
		(Continued)

See Notes to Consolidated Financial Statements

BBX Capital Corporation

Consolidated Statements of Cash Flows

(In thousands)

	For the Years Ended December 31,
	2019	2018	2017
Financing activities:
Repayments of notes payable and other borrowings	(258,198)	(279,737)	(233,132)
Proceeds from notes payable and other borrowings	200,781	336,951	246,771
Redemption of junior subordinated debentures	—	—	(11,438)
Payments for debt issuance costs	(3,428)	(1,121)	(3,390)
Payments of interest of redeemable 5% cumulative preferred stock	(500)	(563)	(750)
Payments to redeem redeemable 5% cumulative preferred stock	(10,000)	—	—
Purchase and retirement of Class A common stock	(20,039)	(77,147)	(27,624)
Purchase and retirement of subsidiary common stock	(835)	(4,000)	—
Purchase of noncontrolling interest	—	(258)	—
Proceeds from the exercise of stock options	—	245	63
Dividends paid on common stock	(4,621)	(3,812)	(2,937)
Bluegreen initial public offering, net of offering costs	—	—	95,923
Distributions to noncontrolling interests	(11,948)	(14,284)	(11,390)
Net cash (used in) provided by financing activities	(108,788)	(43,726)	52,096
(Decrease) increase in cash, cash equivalents and restricted cash	(14,227)	11,850	62,930
Cash, cash equivalents and restricted cash at beginning of period	421,097	409,247	346,317
Cash, cash equivalents and restricted cash at end of period	$406,870	421,097	409,247

Supplemental cash flow information:
Interest paid on borrowings, net of amounts capitalized	$40,306	37,424	29,980
Income taxes paid	11,381	3,801	4,015
Supplementary disclosure of non-cash investing and financing activities:
Construction funds receivable transferred to real estate	18,318	14,548	11,276
Acquisition of VOI inventory, property and equipment for notes payable	—	24,258	—
Loans receivable transferred to real estate	333	1,673	1,365
Reduction in note receivable from holder of redeemable 5% cumulative preferred stock	—	(5,000)	—
Reduction in redeemable 5% cumulative preferred stock	—	4,862	—
Increase in other assets upon issuance of Community Development District Bonds	8,110	15,996	—
Assumption of Community Development District Bonds by builders	1,035	5,572	—
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	356,604	366,305	362,526
Restricted cash	50,266	54,792	46,721
Total cash, cash equivalents, and restricted cash	$406,870	421,097	409,247

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

In December 2016, BBX Capital completed the acquisition of all the outstanding shares of the former BBX Capital Corporation (“BCC”) not previously owned by it. Prior to the acquisition, BBX Capital had an 82% equity interest in BCC and a direct 54% equity interest in Woodbridge Holdings Corporation (“Woodbridge”), and BCC held the remaining 46% interest in Woodbridge. As a result of the acquisition, BCC and Woodbridge are wholly-owned subsidiaries of BBX Capital, and on January 30, 2017, BBX Capital changed its name from BFC Financial Corporation to BBX Capital Corporation.

Principal Investments

The Company’s principal investments include Bluegreen Vacations Corporation (“Bluegreen” or “Bluegreen Vacations”), BBX Capital Real Estate LLC (“BBX Capital Real Estate”), Renin Holdings, LLC (“Renin”), and BBX Sweet Holdings, LLC (“BBX Sweet Holdings”).

Bluegreen

Bluegreen is a leading vacation ownership company that markets and sells VOIs and manages resorts in popular leisure and urban destinations. Bluegreen’s resort network includes 45 Club Resorts (resorts in which owners in the Bluegreen Vacation Club (the “Vacation Club”) have the right to use most of the units in connection with their VOI ownership) and 23 Club Associate Resorts (resorts in which owners in Bluegreen’s Vacation Club have the right to use a limited number of units in connection with their VOI ownership). Bluegreen markets, sells, and manages VOIs in resorts which are generally located in high-volume, “drive-to” vacation destinations, including Orlando, Las Vegas, Myrtle Beach, Charleston, and New Orleans, among others. Through its points-based system, the approximately 220,000 owners in Bluegreen’s Vacation Club have the flexibility to stay at units available at its resorts and have access to over 11,350 other hotels and resorts through partnerships and exchange networks. The resorts in which Bluegreen markets, sells, or manages VOIs were either developed or acquired by Bluegreen or were developed and are owned by third parties. Bluegreen earns fees for providing sales and marketing services to third party developers. Bluegreen also earns fees by providing management services to the Vacation Club and homeowners’ associations (“HOAs”), mortgage servicing, VOI title services, reservation services, and construction design and development services. In addition, Bluegreen provides financing to FICO score-qualified purchasers of VOIs, which generates significant interest income.

Prior to the fourth quarter of 2017, Woodbridge owned 100% of Bluegreen’s common stock. During the fourth quarter of 2017, Bluegreen completed an initial public offering (“IPO”) of its common stock in which Bluegreen sold to the public 3,736,723 shares of its common stock and Woodbridge, as a selling shareholder, sold to the public 3,736,722 shares of Bluegreen’s common stock. In addition, as of December 31, 2019, Bluegreen has repurchased and retired 371,762 shares of its common stock for $4.8 million. As a result of Bluegreen’s IPO and subsequent share repurchases, BBX Capital owns approximately 90.5% of Bluegreen’s common stock through Woodbridge.

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

BBX Sweet Holdings

BBX Sweet Holdings is engaged in the ownership and management of operating businesses in the confectionery industry, including IT’SUGAR, Hoffman’s Chocolates, and Las Olas Confections and Snacks. IT’SUGAR is a specialty candy retailer which operates approximately 100 retail locations, which include a mix of high-traffic resort and entertainment, lifestyle, mall/outlet, and urban locations in over 25 states and Washington D.C., and its products include bulk candy, candy in giant packaging, and novelty items.

Hoffman’s Chocolates is a retailer of gourmet chocolates with retail locations in South Florida, and Las Olas Confections and Snacks is a manufacturer and wholesaler of chocolate and other confectionery products.

Renin

Renin is engaged in the design, manufacture, and distribution of sliding doors, door systems and hardware, and home décor products and operates through its headquarters in Canada and two manufacturing and distribution facilities in the United States and Canada. In addition to its own manufacturing, Renin also sources various products and raw materials from China. During the year ended December 31, 2019, Renin’s total revenues included $36.0 million of trade sales to two major customers and their affiliates and $18.4 million of revenues generated outside the United States. Renin’s properties and equipment located outside the United States had a carrying amount of $1.6 million as of December 31, 2019.

Other

In addition to its principal investments, the Company has investments in other operating businesses, including a restaurant located in South Florida that was acquired through a loan foreclosure and an insurance agency, and previously operated pizza restaurant locations as a franchisee of MOD Super Fast Pizza (“MOD Pizza”), as described below.

In 2016, Food for Thought Restaurant Group (“FFTRG”), a wholly-owned subsidiary of BBX Capital, entered into area development and franchise agreements with MOD Pizza related to the development of up to approximately 60 MOD Pizza franchised restaurant locations throughout Florida. Through 2019, FFTRG had opened nine restaurant locations. As a result of FFTRG’s overall operating performance and the Company’s goal of streamlining its investment verticals, the Company entered into an agreement with MOD Pizza to terminate the area development and franchise agreements and transferred seven of its restaurant locations, including the related assets, operations, and lease obligations, to MOD Pizza during the third quarter of 2019. In addition, the Company closed the remaining two locations and terminated the related lease agreements. In connection with the transfer of the seven restaurant locations to MOD Pizza, the Company recognized an aggregate impairment loss of $4.0 million related to the disposal group, which included property and equipment, intangible assets, and net lease liabilities. In addition, prior to the transaction, the Company previously recognized $2.7 million of impairment losses associated with property and equipment at three restaurant locations. Accordingly, the Company recognized $6.7 million of impairment losses associated with its investment in MOD Pizza restaurant locations during the year ended December 31, 2019.

2.    Basis of Presentation and Significant Accounting Policies

Consolidation Policy - The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of BBX Capital’s wholly-owned subsidiaries, other entities in which BBX Capital or its subsidiaries hold controlling financial interests, and any VIEs in which BBX Capital or one of its consolidated subsidiaries is deemed the primary beneficiary of the VIE. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates – The preparation of GAAP financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, management evaluates its estimates, including those that relate to the estimated future sales value of inventory; the recognition of revenue; the allowance for loan losses; the recovery of the carrying value of VOI inventories and real estate; the measurement of assets and liabilities at fair value, including amounts recognized in business combinations and items measured at fair value on a non-recurring basis, such as intangible assets, goodwill, and real estate; the amount of the deferred tax valuation allowance and accounting for uncertain tax positions; and the estimate of contingent liabilities related to litigation and other claims and assessments. Management bases its estimates on historical experience and on other various assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions and conditions.

Reclassifications - Certain amounts for prior years have been reclassified to conform to the revised financial statement presentation for 2019. The reclassification had no impact on the Company’s statements of operations and comprehensive income or  statements of cash flows.

Cash, Cash Equivalents, and Restricted Cash - Cash equivalents consist of demand deposits at financial institutions, money market funds, and other short-term investments with original maturities at the time of purchase of 90 days or less. Cash in excess of the Company’s immediate operating requirements are generally invested in short-term time deposits and money market instruments that typically have original maturities at the date of purchase of three months or less.  Restricted cash consists primarily of customer deposits held in escrow accounts and cash collected on pledged/secured notes receivable not yet remitted to lenders. Cash and cash equivalents are maintained at various financial institutions located throughout the United States, as well as in Canada and Aruba, in amounts exceeding the $250,000 federally insured limit. Accordingly, the Company is subject to credit risk. Management performs periodic evaluations of the relative credit standing of financial institutions maintaining the Company’s deposits to evaluate and, if necessary, take actions in an attempt to mitigate credit risk.

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

Bluegreen generally offers qualified purchasers financing for up to 90% of the purchase price of VOIs. The typical financing provides for a term of ten years and a fixed interest rate, is fully amortizing in equal installments, and may be prepaid without penalty. For sales of VOIs for which Bluegreen provides financing, Bluegreen reduces the transaction price for expected loan losses, which it considers to be variable consideration. To the extent Bluegreen determines that it is probable that a significant reversal of cumulative revenue recognized may occur, it records an estimate of variable consideration as a reduction to the transaction price of the sales of VOIs until the uncertainty associated with the variable consideration is resolved. Bluegreen’s estimates of variable consideration are based on the results of its static pool analysis, which relies on historical payment data for similar VOI notes receivable and tracks uncollectibles for each period’s sales over the entire life of the notes. Bluegreen also considers whether historical economic conditions are comparable to then current economic conditions, as well as variations in underwriting standards. Bluegreen reviews its estimate of variable consideration on at least a quarterly basis. VOI sales for which no financing is provided do not have any significant payment terms.

Fee-based sales commissions –  Bluegreen enters into fee-based sales arrangements with third-party developers to sell VOIs through its sales and marketing platforms for which Bluegreen earns a commission. Commission revenue is recognized to the extent that it is probable that a significant reversal of such revenue will not occur and the related consumer rescission period has expired. Commission revenue is recognized over time as the third-party developer receives and consumes the benefits of the services.

Other fee-based services and cost reimbursements - Revenue associated with Bluegreen’s other fee-based services is recognized as follows:

•

Resort and club management revenue is recognized as services are rendered. These services provided to the resort HOAs are comprised of day-to-day services to operate the resort, including management services and certain accounting and administrative functions. Management services provided to the Vacation Club include managing the reservation system and providing owner, billing, and collection services. Bluegreen’s management contracts are typically structured as cost-plus, with an initial term of three years and automatic one year renewals. Bluegreen believes these services to be a series of distinct goods and services to be accounted for as a single performance obligation over time and recognizes revenue as the customer receives the benefits of its services. Bluegreen allocates variable consideration to the distinct good or service within the series, such that revenue from management fees and cost reimbursements is recognized in each period as the uncertainty with respect to such variable consideration is resolved.

•

Cost reimbursements are received for performing day to day management services based on agreements with the HOAs. These costs primarily consist of payroll and payroll related costs for the management of the HOAs and other services provided where Bluegreen is the employer. Cost reimbursements are based upon actual expenses and are billed to the HOA on a monthly basis. Bluegreen recognizes cost reimbursement when they incur the related reimbursable costs as the HOA receives and consumes the benefits of the management services.

•	Resort title fee revenue is recognized when escrow amounts are released and title documents are completed.
•

Rental revenues are recognized on a daily basis, which is consistent with the period for which the customer benefits from such service. Revenue from the sampler program is typically recognized when guests complete stays at the resorts, which typically occurs within a year from sale.

•	Mortgage servicing revenue is recognized as services are rendered.

Fees received in advance are generally included in deferred income in the Company’s consolidated statements of financial condition until the related service is rendered and revenue is recognized as stated above.

Rental operations, including accommodations provided through the use of Bluegreen’s sampler program, are accounted for as incidental operations whereby incremental carrying costs in excess of incremental revenues are expensed as incurred, and as noted above, revenue from the sampler program is deferred and typically recognized within a year from sale as guests complete stays at the resorts. During each of the years presented, Bluegreen’s aggregate rental revenue and sampler revenue was less than the aggregate carrying cost of its VOI inventory. Accordingly, Bluegreen recorded such revenue as a reduction to the carrying cost of VOI inventory, which is included in cost of other fee-based services in the Company’s consolidated statements of operations and comprehensive income for each year.

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

•	Revenue is recognized on retail trade sales at the point of sale, which occurs when products are sold at the Company’s retail locations.
•	Sales and other taxes imposed by governmental authorities that are collected by the Company from customers are excluded from revenue or the transaction price.
•	Shipping and handling activities that occur after the control of goods is transferred to a customer are accounted for as fulfillment activities instead of a separate performance obligation.
•

Revenue is not adjusted for the effects of a significant financing component if the Company expects, at the contract inception, that the performance obligation will be satisfied within one year or less.

Sales of real estate inventory - Revenue is generally recognized on sales of real estate inventory to customers when the sales are closed and title passes to the buyer. The Company generally receives payment from the sale of real estate inventory at the date of closing. In addition, certain real estate sales contracts provide for a contingent purchase price. The contingent purchase price in contracts pursuant to which the Company sells developed lots to homebuilders is generally calculated as a percentage of the proceeds that the homebuilders receive from sales to their own customers, and the Company does not receive payment of such amounts until the homebuilders close on such sales. The Company accounts for the contingent purchase price in these contracts as variable consideration and estimates the amount of such consideration that may be recognized upon the closing of the real estate transaction based on the expected value method. The estimate of variable consideration is recognized as revenue to the extent that it is not probable that a significant reversal in the amount of cumulative revenue recognized will occur when the uncertainty associated with the variable consideration is subsequently resolved. The inputs used in the expected value method include current sales prices (net of incentives), historical contingent purchase price receipts, and sales contracts on similar properties.

Interest income - Bluegreen provides financing for a significant portion of sales of its owned VOIs. Bluegreen recognizes interest income from financing VOI sales on the accrual method as earned based on the outstanding principal balance, interest rate, and terms stated in each individual financing agreement.

Interest income from other loans receivable originated by the Company is recognized on accruing loans when management determines that it is probable that all of the principal and interest will be collected in accordance with the loan’s contractual terms. Interest income is recognized on non-accrual loans on a cash basis. Loans receivable are included in other assets in the Company’s consolidated statements of financial condition.

Net gains on sales of real estate assets – Net gains on sales of real estate assets represents sales of assets to non-customers. Gains (or losses) are recognized from sales to non-customers when the control of the asset has been transferred to the buyer, which generally occurs when title passes to the buyer.

Other revenue – Other revenue is primarily comprised of rental income from properties under short-term operating leases. Rental income is recognized as rents become due, and rental payments received in advance are deferred until earned.

Notes Receivable - Bluegreen’s notes receivable are carried at amortized cost less an allowance for loan losses, and its loan origination costs are deferred and recognized over the life of the related notes receivable. Interest income is suspended, and previously accrued but unpaid interest income is reversed, on all delinquent notes receivable when principal or interest payments are more than 90 days contractually past due and is not resumed until such notes receivable are less than 90 days past due. As of December 31, 2019 and December 31, 2018, $25.5 million and $20.4 million, respectively, of Bluegreen’s VOI notes receivable were more than 90 days past due, and accordingly, consistent with Bluegreen’s policy, were not accruing interest income.  After approximately 127 days, Bluegreen’s VOI notes receivable are generally written off against the allowance for loan loss.

VOI Inventory - Bluegreen’s VOI inventory is primarily comprised of completed VOIs, VOIs under construction, and land held for future VOI development. Completed VOI inventory is carried at the lower of (i) cost, including costs of improvements and amenities incurred subsequent to acquisition, capitalized interest and real estate taxes, and other costs incurred during construction, or (ii) estimated fair market value, less costs to sell. VOI inventory and cost of sales are accounted for under timeshare accounting rules, which require the use of a specific method of the relative sales value method for relieving VOI inventory and recording cost of sales. Under the relative sales value method, cost of sales is calculated as a percentage of net sales using a cost-of-sales percentage that is the ratio of total estimated development costs to total estimated VOI revenue, including the estimated incremental revenue from the resale of repossessed VOI inventory that is generally obtained as a result of the default of the related receivable. In addition, pursuant to timeshare accounting rules, Bluegreen does not relieve inventory for VOI cost of sales related to anticipated loan losses. Accordingly, no adjustment is made when inventory is reacquired upon default of the related receivable.

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

Real Estate – From time to time, the Company acquires real estate or takes possession or ownership of real estate through the foreclosure of collateral on loans receivable. Such real estate is classified as real estate held-for-sale, real estate held-for-investment, or real estate inventory. When real estate is classified as held-for-sale, it is initially recorded at fair value less estimated selling costs and subsequently measured at the lower of cost or estimated fair value less selling costs. When real estate is classified as held-for-investment, it is initially recorded at fair value and, if applicable, is depreciated in subsequent periods over its useful life using the straight-line method. Real estate is classified as real estate inventory when the property is under development for sale to customers and is measured at cost, including costs of improvements and amenities incurred subsequent to acquisition, capitalized interest and real estate taxes, and other costs incurred during the construction period. Expenditures for capital improvements are generally capitalized, while the ongoing costs of owning and operating real estate are charged to selling, general and administrative expenses as incurred. Impairments required on loans receivable at the time of foreclosure of real estate collateral are charged to the allowance for loan losses, while impairments of real estate required under ASC 360 to reflect subsequent declines in fair value are recorded as impairment losses in the Company’s consolidated statements of operations and comprehensive income.

Investments in Unconsolidated Real Estate Joint Ventures - The Company uses the equity method of accounting to record its equity investments in entities in which it has significant influence but does not hold a controlling financial interest, including equity investments in VIEs in which the Company is not the primary beneficiary. Under the equity method, an investment is reflected on the statement of financial condition of an investor as a single amount, and an investor’s share of earnings or losses from its investment is reflected in the statement of operations as a single amount. The investment is initially measured at cost and subsequently adjusted for the investor’s share of the earnings or losses of the investee and distributions received from the investee. The investor recognizes its share of the earnings or losses of the investee in the periods in which they are reported by the investee in its financial statements rather than in the period in which an investee declares a distribution. Intra-entity profits and losses on assets still remaining with an investor or investee are eliminated.

The Company recognizes its share of earnings or losses from certain equity method investments based on the hypothetical liquidation at book value (“HLBV”) method. Under the HLBV method, earnings or losses are recognized based on how an entity would allocate and distribute its cash if it were to sell all of its assets and settle its liabilities for their carrying amounts and liquidate at the reporting date. The HLBV method is used to calculate the Company’s share of earnings or losses from equity method investments when the contractual cash disbursements are different than the investors’ equity interest.

The Company capitalizes interest expense on investments in and advances or loans to real estate joint ventures accounted for under the equity method that have commenced qualifying activities, such as real estate development projects. The capitalization of interest expense ceases when the investee completes its qualifying activities, and total capitalized interest expense cannot exceed interest expense incurred.

The Company reviews its investments on an ongoing basis for indicators of other-than-temporary impairment. This determination requires significant judgment in which the Company evaluates, among other factors, the fair market value of its investments, general market conditions, the duration and extent to which the fair value of an investment is less than cost, and the Company’s intent and ability to hold an investment until it recovers. The Company also considers specific adverse conditions related to the financial health and business outlook of the investee, including industry and market performance, rating agency actions, and expected future operating and financing cash flows. If a decline in the fair value of an investment is determined to be other-than-temporary, an impairment loss is recorded to reduce the investment to its fair value, and a new cost basis in the investment is established.

Property and Equipment - Land is carried at cost. Property and equipment are carried at cost less accumulated depreciation. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets, which generally range up to 40 years for buildings and building improvements, from 3 to 14 years for office furniture, fixtures, and equipment, from 3 to 5 years for transportation and equipment, and from 3 to 14 years for leasehold improvements. The cost of leasehold improvements is depreciated using the straight-line method over the shorter of the terms of the related leases or the estimated useful lives of the improvements.

Expenditures for new property, leasehold improvements, and equipment and major renewals and betterments are capitalized. Expenditures for maintenance and repairs are expensed as incurred, and gains or losses on disposal of assets are reflected in current operations.

The cost of software developed for internal use is capitalized in accordance with the accounting guidance for costs of computer software developed or obtained for internal use. The capitalization of costs of software developed for internal use commences during the development phase of the project and ends when the software is ready for its intended use. The costs of software developed or obtained for internal use are generally amortized on a straight-line basis over 3 to 5 years. The Company capitalized costs of software for internal use of $10.1 million and $10.2 million for the years ended December 31, 2019 and 2018, respectively.

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

If the Company concludes from its qualitative assessment that goodwill impairment testing is required, the fair value of the reporting unit is compared to its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, the Company records an impairment loss for the excess amount, although the impairment loss is limited to the amount of goodwill allocated to the reporting unit.

Intangible assets – Intangible assets consist primarily of indefinite-lived management contracts recognized upon the consolidation of Bluegreen in November 2009. The remaining balance in intangible assets includes various amortizable intangible assets that are amortized on a straight-line basis of their respective estimated useful lives, including trade names and non-competition agreements acquired in connection with business combinations that were initially recorded at fair value at the applicable acquisition date. Prior to the adoption of the new lease accounting standard on January 1, 2019, intangible assets also included off-market lease agreements acquired in connection with business combinations that were initially recorded at fair value.

Indefinite-lived intangible assets are not amortized and are tested for impairment on at least an annual basis, or more frequently if events and circumstances indicate that it is more likely than not that the related carrying amounts may be impaired. The Company evaluates indefinite-lived intangible assets for impairment by first qualitatively considering relevant events and circumstances to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If it is more likely than not that the fair value of the indefinite-lived intangible asset is greater than its carrying amount, the indefinite-lived intangible asset is not impaired. If the Company concludes that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, the Company estimates the fair value of the indefinite-lived intangible asset and compares the estimated fair value to the carrying amount. If the fair value of the indefinite-lived intangible asset is less than the carrying value, an impairment loss is recognized for the difference.

Amortizable intangible assets are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable. The carrying amount of an intangible asset is not considered recoverable when the carrying amount exceeds the sum of the undiscounted cash flows expected to result from the use of the intangible asset. To the extent that the carrying amount of an intangible asset exceeds the sum of such undiscounted cash flows, an impairment loss is measured and recorded based on the amount by which the carrying amount of the intangible asset exceeds its fair value.

Operating Lease Assets and Operating Lease Liabilities – The Company recognizes right-of-use assets and lease liabilities associated with lease agreements with an initial term of greater than 12 months, while lease agreements with an initial term of 12 months or less are not recorded in the Company’s consolidated statements of financial condition. The Company determines if an arrangement is a lease at inception. The operating lease assets represent the Company’s right to use an underlying asset for the lease term, and operating lease liabilities represent the Company’s obligation to make lease payments. Operating lease assets and liabilities are recognized when the Company takes possession of the underlying asset based on the present value of lease payments over the lease term. The Company generally does not include lease payments associated with renewal options that are exercisable at its discretion in the measurement of its operating lease assets and operating lease liabilities as it is not reasonably certain that such options will be exercised. The Company generally recognizes lease costs associated with its operating leases on a straight-line basis over the lease term, while variable lease payments that do not depend on an index or rate are recognized as variable lease costs in the period in which the obligation for those payments is incurred. The Company recognizes accrued straight-line rent and unamortized tenant allowances received from landlords associated with its operating leases as a reduction of the operated lease assets associated with such leases. The Company has lease agreements with lease and non-lease components which it generally accounts for as a single lease component for lease classification, recognition and measurement purposes.

Trade Receivables – Trade receivables are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its trade receivable portfolio. In establishing the required allowance, management considers various factors, including historical losses, current market conditions, the customers' financial condition, the amount of receivables in dispute, and the aging and payment patterns related to the receivables. The Company reviews its allowance for doubtful accounts on a quarterly basis. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance after all standard means of collection have been exhausted and the potential for recovery is considered remote. Trade receivables are included in other assets in the Company’s consolidated statements of financial condition and had an outstanding balance of $13.1 million and $18.3 million as of December 31, 2019 and 2018, respectively.

Deferred Financing Costs – Deferred financing costs are comprised of costs incurred in connection with obtaining financing from third-party lenders and are presented in the Company’s consolidated statements of financial condition as other assets or as a direct deduction from the carrying amount of the associated debt liability. These costs are capitalized and amortized to interest expense over the terms of the related financing arrangements. As of December 31, 2019 and 2018, unamortized deferred financing costs presented in other assets totaled $6.0 million and $5.6 million, respectively, while unamortized costs presented against the associated debt liabilities totaled $8.5 million and $9.1 million, respectively. Interest expense from the amortization of deferred financing costs for the years ended December 31, 2019, 2018 and 2017 was $4.5 million, $3.5 million, and $3.1 million, respectively.

Advertising – The Company expenses advertising costs, which are primarily marketing costs, as incurred. Advertising expenses totaled $146.0 million, $138.9 million and $148.6 million for the years ended December 31, 2019, 2018 and 2017, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income.

Bluegreen has entered into marketing arrangements with various third parties. For the years ended December 31, 2019, 2018, and 2017, sales of VOIs to prospects and leads generated by Bluegreen’s marketing arrangement with Bass Pro accounted for approximately 13%, 14%, and 15%, respectively, of total VOI sales volume.  There can be no guarantee that Bluegreen will be able to maintain this agreement in accordance with its terms or extend or renew this agreement on similar terms, or at all, nor is there any assurance that Bluegreen’s business relationship with Bass Pro under the revised terms of its marketing agreement entered into in June 2019 will be as profitable as under the prior terms, or at all. See Note 16 for a description of the revised terms of Bluegreen’s marketing agreement with Bass Pro.

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

Noncontrolling Interests – Noncontrolling interests reflect third parties’ ownership interests in entities that are consolidated in the Company’s financial statements but are less than 100% owned by the Company. Noncontrolling interests are recognized as equity in the consolidated statement of financial condition and presented separately from the equity attributable to BBX Capital’s shareholders, while noncontrolling interests that are redeemable for cash at the holder’s option or upon a contingent event outside of the Company’s control are classified as redeemable noncontrolling interests and presented in the mezzanine section between total liabilities and equity in the consolidated statement of financial condition. The Company measures redeemable noncontrolling interests on an ongoing basis by accreting changes in the estimated redemption value of such interests from the date of issuance to the earliest redemption date and adjusts the carrying amount of such interests to the calculated value in the event that it is in excess of the carrying amount of such interests at such time.

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

Earnings Per Share - Basic earnings per share is computed by dividing net income attributable to BBX Capital’s shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed in the same manner as basic earnings per share but also reflects potential dilution that could occur if options to acquire BBX Capital’s common shares were exercised or if restricted stock awards issued by BBX Capital were vested. Common stock options and restricted stock awards, if dilutive, are considered in the weighted average number of dilutive common shares outstanding based on the treasury stock method.

Stock-Based Compensation – Compensation cost for unvested restricted stock awards is based on the fair value of the award on the measurement date, which is generally the grant date, and is recognized on a straight-line basis over the requisite service period of the award, which is generally four years for unvested restricted stock awards. The fair value of unvested restricted stock awards is generally determined based on the market price of the Company’s common stock on the grant date.

Recently Adopted Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued the following accounting pronouncements and guidance relevant to the Company’s operations which have been adopted as of January 1, 2019:

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

Future Adoption of Recently Issued Accounting Pronouncements

The FASB has issued the following accounting pronouncements and guidance relevant to the Company’s operations which have not been adopted as of December 31, 2019:

ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (as subsequently amended and clarified by various ASUs). This standard introduces an approach of estimating credit losses on certain types of financial instruments based on expected losses and expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating its allowance for credit losses. The standard also requires entities to record an allowance for credit losses for available for sale debt securities rather than reduce the carrying amount under the other-than temporary impairment model. In addition, the standard requires entities to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination (i.e., by vintage year). This standard was effective for the Company on January 1, 2020. Although the Company is finalizing its assessment,  the Company believes that the adoption of the standard will not have a material impact on its consolidated financial statements.

ASU 2018-15, Intangibles (Topic 350-40): Goodwill and Other – Internal–Use Software. This standard requires a customer in a cloud computing arrangement that is a service contract (“CCA”) to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets or expense as incurred. The standard also requires entities to present implementation costs related to a CCA in the same financial statement line items as the CCA service fees. The Company adopted this standard on January 1, 2020 and is applying the transition guidance as of the date of adoption prospectively, under the current period adjustment method. The Company expects that capitalized implementation costs related to a CCA that were in the implementation phase as of January 1, 2020 ranging from $1.5 million to $2.5 million will be reclassified from property and equipment to prepaid expenses in connection with the adoption of the standard. The Company believes that the adoption of the standard will not have a material impact on its consolidated financial statements.

ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard removes specific exceptions to the general principles in Topic 740 including exceptions related to (i) the incremental approach for intraperiod tax allocations, (ii) accounting for basis differences when there are ownership changes in foreign investments, and (iii) interim period income tax accounting for year-to-date losses that exceed anticipated losses. The statement is effective for the Company on January 1, 2021 and interim periods within that fiscal year. Early adoption is permitted. The Company is currently evaluating the impact that ASU 2019-12 may have on its consolidated financial statements.

ASU No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. This standard modifies the disclosure requirements in Topic 820 related to the valuation techniques and inputs used in fair value measurements, uncertainty in measurement, and changes in measurements applied. This standard was effective for the Company on January 1, 2020, and the adoption of the standard is not expected to have a material impact on the Company’s consolidated financial statements and disclosures.

3.    Acquisitions

Acquisition of IT’SUGAR

On June 16, 2017, BBX Sweet Holdings acquired IT’SUGAR, a specialty candy retailer with approximately 100 retail locations in over 25 states and Washington, D.C., through the acquisition of all of its Class A Preferred Units and 90.4% of its Class B Common Units for cash consideration of approximately $58.4 million, net of cash acquired. The remaining 9.6% of IT’SUGAR’s Class B Common Units is owned by JR Sugar Holdings, LLC (“JR Sugar”), an entity owned by the founder and CEO of IT’SUGAR.

The consolidated net assets and results of operations of IT’SUGAR are included in the Company’s consolidated financial statements commencing on June 16, 2017 and resulted in the following impact to trade sales and income before income taxes from the acquisition date to December 31, 2017 (in thousands):

June 16, 2017
to December 31, 2017
Trade sales	$46,765
Income before income taxes	$2,598

Purchase Price Allocation

The Company accounted for the acquisition of IT’SUGAR using the acquisition method of accounting, which requires that the assets acquired and liabilities assumed associated with an acquiree be recognized at their fair values at the acquisition date. The following table summarizes the purchase price allocation based on the Company’s valuation, including the fair values of the assets acquired, liabilities assumed, and the redeemable noncontrolling interest in IT’SUGAR at the acquisition date (in thousands):

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

The following summarizes the Company’s methodologies for estimating the fair values of certain assets and liabilities associated with IT’SUGAR:

Property and Equipment

Property and equipment acquired consisted primarily of leasehold improvements at IT’SUGAR’s retail locations. The fair value of the leasehold improvements and other equipment was estimated based on the replacement cost approach.

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

The $4.2 million trademark intangible asset is being amortized over 15 years, and the $0.2 million of favorable lease agreements and the $0.7 million of unfavorable lease agreements were being amortized over a weighted average period of 6.5 years. Upon the Company’s adoption of the new lease accounting standard on January 1, 2019, the unamortized balances of the intangibles related to IT’SUGAR’s lease agreements were reclassified and included in the measurement of the right-of-use assets associated with the applicable lease agreements. The noncompetition agreement is being amortized over five years.

Goodwill

The goodwill recognized in connection with the acquisition reflects the difference between the estimated fair value of the net assets acquired and the consideration paid by BBX Sweet Holdings to acquire IT’SUGAR. The goodwill recognized in the acquisition is deductible for income tax purposes.

Pro Forma Information (unaudited)

The following unaudited pro forma financial data presents the Company’s revenues and earnings for the year ended December 31, 2017 as if the acquisition was completed on January 1, 2016 (in thousands):

Pro Forma
For the Year Ended December 31, 2017
Trade sales	$178,643
Income before income taxes	$93,273
Net income (1)	$102,703
Net income attributable to shareholders (1)	$84,356

(1)

The pro forma income before income taxes, net income, and net income attributable to shareholders for the year ended December 31, 2017 were adjusted to exclude $3.0 million of acquisition-related costs.

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

As a result of the redemption features, JR Sugar’s Class B Common Units are considered redeemable noncontrolling interests and reflected in the mezzanine section as a separate line item in the Company’s consolidated statement of financial condition. As the noncontrolling interests are not currently subject to redemption but are probable of becoming redeemable in a future period, the Company is measuring the noncontrolling interests by accreting changes in the estimated purchase price from the acquisition date to the earliest redemption date and adjusts the carrying amount of such interests to equal the calculated value in the event it is in excess of the carrying amount of such interests at such time.

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

In these securitizations, Bluegreen generally retains a portion of the securities and continues to service the securitized notes receivable. Under these arrangements, the cash payments received from obligors on the receivables sold are generally applied monthly to pay fees to service providers, make interest and principal payments to investors, and fund required reserves, if any, with the remaining balance of such cash retained by Bluegreen; however, to the extent the portfolio of receivables fails to satisfy specified performance criteria (which may occur due to, among other things, an increase in default rates or credit loss severity) or other trigger events occur, the funds received from obligors are required to be distributed on an accelerated basis to investors. Depending on the circumstances and the transaction, the application of the accelerated payment formula may be permanent or temporary until the trigger event is cured. As of December 31, 2019, Bluegreen was in compliance with all applicable terms under its securitization transactions, and no trigger events had occurred.

In accordance with the applicable accounting guidance for the consolidation of VIEs, Bluegreen analyzes its variable interests, which may consist of loans, servicing rights, guarantees, and equity investments, to determine if an entity in which Bluegreen has a variable interest is a VIE. The analysis includes a review of both quantitative and qualitative factors. Bluegreen bases its quantitative analysis on the forecasted cash flows of the entity and its qualitative analysis on the structure of the entity, including its decision-making ability and authority with respect to the entity, and relevant financial agreements. Bluegreen also uses its qualitative analysis to determine if Bluegreen must consolidate a VIE as the primary beneficiary. In accordance with the applicable accounting guidance, Bluegreen has determined these securitization entities to be VIEs of which Bluegreen is primary beneficiary and, therefore, Bluegreen consolidates the entities in its consolidated financial statements.

Under the terms of certain VOI notes receivable sales, Bluegreen has the right to repurchase or substitute a limited amount of defaulted notes for new notes receivable at the outstanding principal balance plus accrued interest. Bluegreen’s voluntary repurchases and substitutions of defaulted notes receivable during 2019, 2018 and 2017 were $11.5 million, $13.7 million, and $9.5 million, respectively. Bluegreen’s maximum exposure to loss relating to its non-recourse securitization entities is the difference between the outstanding VOI notes receivable and the notes payable, plus cash reserves and any additional residual interest in future cash flows from collateral.

The table below sets forth information regarding the assets and liabilities of Bluegreen’s consolidated VIEs included in the Company’s consolidated statements of financial condition (in thousands):

	December 31,
	2019	2018
Restricted cash	$22,534	28,400
Securitized notes receivable, net	292,590	341,975
Receivable backed notes payable - non-recourse	334,246	382,257

The restricted cash and the securitized notes receivable balances disclosed in the table above are restricted to satisfy obligations of the VIEs.

5.    Notes Receivable

The table below sets forth information regarding Bluegreen’s notes receivable and related allowance for loan losses (dollars in thousands):

	December 31,
	2019	2018
Notes receivable:
VOI notes receivable - non-securitized	$203,872	124,642
VOI notes receivable - securitized	385,326	447,850
Notes receivable secured by homesites (1)	659	898
Gross notes receivable	589,857	573,390
Allowance for loan losses - non-securitized	(47,894)	(28,258)
Allowance for loan losses - securitized	(92,736)	(105,875)
Allowance for loan losses - homesites (1)	(65)	(90)
Notes receivable, net	$449,162	439,167
Allowance as a % of gross notes receivable	24%	23%

(1)	Notes receivable secured by homesites were originated through a business, substantially all of the assets of which were sold by Bluegreen in 2012.

The weighted-average interest rate on Bluegreen’s notes receivable was 14.9% and 15.1% at December 31, 2019 and 2018, respectively. Bluegreen’s VOI notes receivable bear interest at fixed rates and are generally secured by property located in Florida, Missouri, Nevada, South Carolina, Tennessee, and Wisconsin.

The table below sets forth future principal payments due on Bluegreen’s notes receivable during each of the five years subsequent to December 31, 2019 and thereafter (in thousands):

December 31, 2019
2020	$62,808
2021	62,320
2022	67,086
2023	70,589
2024	72,559
Thereafter	254,495
Gross notes receivable	$589,857

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

The activity in Bluegreen’s allowance for loan losses (including notes receivable secured by homesites) was as follows (in thousands):

	For the Years Ended December 31,
	2019	2018	2017
Balance, beginning of period	$134,223	123,791	120,270
Provision for loan losses	55,677	51,236	46,412
Write-offs of uncollectible receivables	(49,205)	(40,804)	(42,891)
Balance, end of period	$140,695	134,223	123,791

The table below sets forth information regarding the percentage of gross VOI notes receivable outstanding by FICO score at origination:

	December 31,
FICO Score	2019	2018
700+	59.00%	57.00%
600-699	37.00	39.00
<600	3.00	3.00
No score (1)	1.00	1.00
Total	100.00%	100.00%

(1)	VOI notes receivables without a FICO score are primarily related to foreign borrowers.

The table below sets forth information regarding the delinquency status of Bluegreen’s VOI notes receivable (in thousands):

	December 31,
	2019	2018
Current	$557,849	541,783
31-60 days	6,794	5,783
61-90 days	5,288	4,516
> 91 days (1)	19,267	20,410
Total	$589,198	572,492

(1)

Includes $10.6 million and $14.3 million of VOI notes receivable as of December 31, 2019 and 2018, respectively, that, as of such date, had defaulted but the related VOI note receivable balance had not yet been charged off in accordance with the provisions of certain of Bluegreen's receivable-backed notes payable transactions. These VOI notes receivable have been reflected in the allowance for loan losses.

6.     Trade Inventory

The Company’s trade inventory consisted of the following (in thousands):

	December 31,
	2019	2018
Raw materials	$3,048	2,718
Paper goods and packaging materials	1,327	1,122
Finished goods	18,468	16,270
Total trade inventory	$22,843	20,110

7.     VOI Inventory

Bluegreen’s VOI inventory consisted of the following (in thousands):

	December 31,
	2019	2018
Completed VOI units	$269,847	$237,010
Construction-in-progress	3,946	26,587
Real estate held for future VOI development	73,144	70,552
Total VOI inventory	$346,937	$334,149

Bluegreen increased the average selling price of its VOIs by 3% in December 2018 and 4%  in June 2017. As a result of these pricing changes, Bluegreen’s management increased its estimate of total gross margin generated on the sale of its VOI inventory. Under the relative sales value method prescribed for timeshare developers to relieve the cost of VOI inventory, changes to the estimate of gross margin expected to be generated on the sale of VOI inventory are recognized on a retrospective basis in earnings. Accordingly, during the years ended December 31, 2018 and 2017, Bluegreen recognized a benefit to cost of VOIs sold of $3.6 million and $5.1 million, respectively, in connection with these pricing changes.  No such pricing change occurred in 2019.

8.    Real Estate

The Company’s real estate consisted of the following (in thousands):

	December 31,
	2019	2018
Real estate held-for-sale	$11,297	20,202
Real estate held-for-investment	6,015	10,976
Real estate inventory	48,506	23,778
Total real estate	$65,818	54,956

During the year ended December  31, 2019, the Company sold various real estate assets that were classified as held-for-sale or held-for-investment, including its remaining land parcels located at PGA Station in Palm Beach Gardens, Florida and various land parcels located in Florida, as well as RoboVault, a self-storage facility in Fort Lauderdale, Florida that was previously classified in property and equipment. As a result of these sales, the Company recognized total net gains on sales of real estate of $13.6 million and received aggregate net proceeds of $35.2 million during the year ended December 31, 2019.

0

9.     Investments in Unconsolidated Real Estate Joint Ventures

As of December 31, 2019, the Company had equity interests in unconsolidated real estate joint ventures involved in the development of multifamily apartment and townhome communities, as well as single-family master planned communities. In addition, the Company owns a 50% equity interest in the Altman Companies, a developer and manager of multifamily apartment communities.

Investments in unconsolidated real estate joint ventures are accounted for as unconsolidated VIEs. See Note 4 for information regarding the Company’s investments in consolidated VIEs.

Investments in unconsolidated real estate joint ventures consisted of the following (in thousands):

	December 31,
	2019	Ownership(1)	2018
Altis at Lakeline - Austin Investors, LLC	$242%	34.47	$4,531
Altis at Grand Central Capital, LLC	2,653	11.07	2,549
Altis Promenade Capital, LLC	2,126	6.61	2,195
Altis at Bonterra - Hialeah, LLC	618	96.73	21,602
Altis Ludlam - Miami Investor, LLC	1,081	33.30	675
Altis Suncoast Manager, LLC	753	33.30	1,857
Altis Pembroke Gardens, LLC	1,277	0.41	1,284
Altis Fairways, LLC	1,880	0.42	1,876
Altis Wiregrass, LLC	1,792	2.22	1,897
Altis LH-Miami Manager, LLC	811	3.43	—
Altis Vineland Pointe Manager, LLC	4,712	50.00	—
Altis Miramar East/West	2,631	5.00	—
The Altman Companies, LLC (2)	14,745	50.00	14,893
ABBX Guaranty, LLC	3,750	50.00	2,500
Sunrise and Bayview Partners, LLC	1,562	50.00	1,439
PGA Design Center Holdings, LLC	996	40.00	691
CCB Miramar, LLC	5,999	70.00	1,575
BBX/Label Chapel Trail Development, LLC	1,126	46.75	4,515
L03/212 Partners, LLC	2,087	3.41	—
PGA Lender, LLC	2,111	45.88	—
Sky Cove, LLC	4,178	26.25	—
All other investments in real estate joint ventures	200		659
Total	$57,330		$64,738

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

(2)

The investment in The Altman Companies, LLC includes $2.3 million of transaction costs that were incurred in connection with the formation of the joint venture. See additional information below in this Note 9 regarding the Company’s acquisition of its interest in the Altman Companies, LLC.

Unconsolidated Variable Interest Entities

In accordance with the applicable accounting guidance for the consolidation of VIEs, the Company analyzes its investments in real estate joint ventures to determine if such entities are VIEs, and to the extent that such entities are VIEs, if the Company is the primary beneficiary. Based on the Company’s analysis of the forecasted cash flows and structure of these ventures, including the respective operating agreements governing these entities and any relevant financial agreements, such as financing arrangements, the Company has determined that its real estate joint ventures are VIEs in which the Company is not the primary beneficiary, and therefore, the Company accounts for its investments in the real estate joint ventures under the equity method of accounting. The Company’s conclusion that it is not the primary beneficiary of these entities is primarily based on the determination that the Company does not have the power to direct activities of the entities that most significantly affect their economic performance. In many of the joint ventures, the Company is not the operating manager and has limited protective rights under the operating agreements, while in certain joint ventures, the investors share decision-making authority in a manner that prevents any individual investor from exercising power over such entities.

The Company’s maximum exposure to loss in its unconsolidated real estate joint ventures was $59.8 million as of December 31, 2019.

Basis Differences

The aggregate difference between the Company’s investments in unconsolidated real estate joint ventures and its underlying equity in the net assets of such ventures was $9.2 million and $11.9 million as of December 31, 2019 and 2018, respectively, which includes $8.5 million and $10.3 million associated with the Company’s investment in the Altman Companies and certain multifamily apartment developments which were acquired for cash consideration based on their estimated fair values as of the acquisition date, as described below, and $0.7 million and $1.6 million associated with the capitalization of interest on real estate development projects.

Equity in Net Earnings of Unconsolidated Real Estate Joint Ventures

For the years ended December 31, 2019, 2018 and 2017, the Company’s equity in net earnings of unconsolidated real estate joint ventures was $37.9 million, $14.2 million and $12.5 million, respectively.

Equity earnings for the year ended December 31, 2019 includes $29.2 million and $5.0 million in equity earnings from the Altis at Bonterra and the Altis at Lakeline joint ventures, respectively, which includes the Company’s share of gains recognized by the ventures upon the sale of their respective multifamily apartment communities. Equity earnings for the year ended December 31, 2018 includes $9.3 million in equity earnings from the Addison on Millenia joint venture, which includes the Company’s share of the gain recognized by the venture upon the sale of its multifamily apartment community. Equity earnings for the year ended December 31, 2017 includes $11.0 million in equity earnings from the Hialeah Communities joint venture, which reflects the Company’s share of the profits recognized by the venture upon the sale of single-family homes in its master planned community.

The Altman Companies, LLC

In November 2018, the Company acquired a 50% equity interest in the Altman Companies, a joint venture between the Company and Joel Altman (“JA”) engaged in the development, construction, and management of multifamily apartment communities, for cash consideration of $14.6 million, including $2.3 million in transaction costs.

The Altman Companies owns 100% of the membership interests in Altman Development Company and Altman Management Company and 60% of the membership interests in Altman-Glenewinkel Construction and generates revenues from the performance of development, general contractor, leasing, and property management services to joint ventures that are formed to invest in development projects originated by the Altman Companies. In addition, the Company and JA invest in the managing member of such joint ventures based on their relative ownership percentages in the Altman Companies.

Pursuant to the operating agreement of the Altman Companies, the Company will acquire an additional 40% equity interest in the Altman Companies from JA for a purchase price of $9.4 million in January 2023, and JA can also, at his option or in other predefined circumstances, require the Company to purchase his remaining 10% equity interest in the Altman Companies for $2.4 million. However, JA will retain his membership interests, including his decision making rights, in the managing member of any development joint ventures that are originated prior to the Company’s acquisition of additional equity interests in the Altman Companies. In addition, in certain circumstances, the Company may acquire the 40% membership interests in Altman-Glenewinkel Construction that are not owned by the Altman Companies for a purchase price based on prescribed formulas in the operating agreement of Altman-Glenewinkel Construction.

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

In connection with its investment in the Altman Companies, the Company acquired interests in the managing member of seven multifamily apartment developments, including four developments in which the Company had previously invested as a non-managing member, for aggregate cash consideration of $8.8 million. In addition, the Company and JA have each contributed $3.8 million to ABBX Guaranty, LLC, a joint venture established to provide guarantees on the indebtedness and construction cost overruns of new real estate joint ventures formed by the Altman Companies.

Summarized Financial Information of Certain Unconsolidated Real Estate Joint Ventures

The tables below set forth financial information, including condensed statements of financial condition and operations, related to Altis at Bonterra – Hialeah, LLC (in thousands):

	December 31,
	2019	2018
Assets
Cash	$855	3,777
Restricted cash	559	256
Real estate	—	55,734
Other assets	—	134
Total assets	$1,414	59,901
Liabilities and Equity
Notes payable	$—	38,641
Other liabilities	751	571
Total liabilities	751	39,212
Total equity	663	20,689
Total liabilities and equity	$1,414	59,901

	For the Years Ended December 31,
	2019	2018	2017
Total revenues	$4,498	6,510	1,851
Gain on sale of real estate	33,843	—	—
Other expenses	(4,480)	(5,937)	(2,657)
Net earnings	$33,861	573	(806)
Equity in net earnings of unconsolidated real estate joint venture - Altis at Bonterra - Hialeah, LLC	$29,221	544	(766)

The tables below set forth financial information, including condensed statements of financial condition and operations, related Addison on Millenia joint venture (in thousands):

	December 31,
	2019	2018
Assets
Cash	$—	68
Properties and equipment	—	—
Other assets	—	86
Total assets	$—	154
Liabilities and Equity
Notes payable	$—	—
Other liabilities	—	12
Total liabilities	—	12
Total equity	—	142
Total liabilities and equity	$—	154

	For the Years Ended December 31,
	2019	2018	2017
Net gains on sales of real estate assets	$—	22,203	—
Other revenue	—	3,858	1,303
Total revenues	$—	26,061	1,303
Total expenses	—	(2,266)	(1,794)
Net earnings (losses)	—	23,795	(491)
Equity in net earnings of unconsolidated real estate joint venture - The Addison at Millenia Investment, LLC	$—	9,283	(146)

The tables below set forth financial information, including condensed statements of financial condition and operations, related to Altis at Lakeline – Austin Investors, LLC (in thousands):

	December 31,
	2019	2018
Assets
Cash	$628	2,403
Restricted cash	5	229
Real estate	—	42,940
Other assets	144	108
Total assets	$777	45,680
Liabilities and Equity
Notes payable	$—	33,467
Other liabilities	—	1,835
Total liabilities	—	35,302
Total equity	777	10,378
Total liabilities and equity	$777	45,680

	For the Years Ended December 31,
	2019	2018	2017
Total revenues	$1,458	5,842	3,528
Gain on sale of real estate	17,178	—	—
Other expenses	(1,801)	(6,746)	(6,028)
Net earnings	$16,835	(904)	(2,500)

Equity in net earnings of unconsolidated real estate joint venture - Altis at Lakeline - Austin Investors, LLC	$5,029	(312)	(862)

10.    Property and Equipment

The Company’s property and equipment consisted of the following (in thousands):

	December 31,
	2019	2018
Land, building and building improvements	$70,647	80,887
Leasehold improvements	45,993	41,278
Office equipment, furniture, fixtures and software	86,941	86,759
Transportation	1,000	3,097
	204,581	212,021
Accumulated depreciation	(74,895)	(72,393)
Property and equipment, net	$129,686	139,628

During the years ended December 31, 2019, 2018, and 2017, the Company recognized approximately $21.4 million, $20.2 million, and $15.6 million, respectively, of depreciation expense related to its property and equipment which is reflected in selling, general and administrative expenses and cost of trade sales in the Company’s statements of operations and comprehensive income.

During the year ended December 31, 2019, the Company recognized $6.7 million of impairment losses related to the disposal of seven MOD Pizza restaurant locations and the closure of two additional locations, which was primarily comprised of the write-off of leasehold improvements, furniture, and fixtures at the locations. See Note 1 for further discussion.

During the year ended December 31, 2019, Bluegreen conveyed the ski and golf operations and related property at one of its resorts to the HOA, which resulted in a loss on the disposal of approximately $5.6 million.

11.    Goodwill and Intangible Assets

Goodwill

The activity in the balance of the Company’s goodwill was as follows (in thousands):

	For the Years Ended December 31,
	2019	2018	2017
Balance, beginning of period	$37,248	39,482	6,731
Acquisitions	—	1,727	35,164
Impairment losses	—	(3,961)	(2,413)
Balance, end of period	$37,248	37,248	39,482

The Company recognized $1.7 million of goodwill in connection with the acquisition of an operating business through a loan foreclosure during the year ended December 31, 2018 and $35.2 million of goodwill in connection with the acquisition of IT’SUGAR during the year ended December 31, 2017. The goodwill associated with IT’SUGAR is included in the Company’s BBX Sweet Holdings reportable segment, while the remaining goodwill relates to an operating business included in the “Other” category for segment reporting.

As described in Note 2, the Company tests goodwill for potential impairment on an annual basis as of December 31 or during interim periods if impairment indicators exist. During the year ended December 31, 2019, the Company determined that its goodwill was not impaired. During the years ended December 31, 2018 and 2017, the Company determined that the fair values of certain of BBX Sweet Holdings’ reporting units were below their respective carrying values as of the applicable testing dates and recognized goodwill impairment losses of $4.0 million and $2.4 million, respectively. The goodwill impairment losses recognized during the years ended December 31, 2018 and 2017 were measured based on the excess of the applicable reporting unit’s carrying value over its fair value.

The decline in the fair values of these reporting units and the related recognition of goodwill impairment losses primarily resulted from ongoing losses in these operations and various strategic initiatives related to such businesses, including the consolidation of manufacturing facilities, a reduction in corporate personnel and infrastructure, and the elimination of various unprofitable brands.

Intangible Assets

The Company’s intangible assets consisted of the following (in thousands):

	December 31,
Class	2019	2018
Intangible assets:
Management contracts	$61,293	61,293
Trademarks	8,522	8,522
Customer relationships	70	70
Lease premium	—	2,313
Franchise agreements	—	740
Other	721	777
	70,606	73,715
Accumulated amortization	(2,420)	(4,005)
Total intangible assets	$68,186	69,710

Management contracts are indefinite-lived intangible assets and are not amortized.

Trademarks and customer relationships are amortized using the straight-line method over their expected useful lives, which range from 12 to 20 years.

The off-market lease intangibles were amortized using the straight-line method over the remaining lease terms following the acquisition date of the related lease agreements, which is 5 to 9 years. Upon the Company’s adoption of the new lease accounting standard on January 1, 2019, the unamortized balances of these intangibles were reclassified and included in the measurement of the right-of-use assets associated with the applicable lease agreements.

As discussed in Note 1, the Company previously entered into area development and franchise agreements with MOD Pizza related to the development of MOD Pizza franchised restaurant locations throughout Florida. The costs related to entering into these agreements were previously capitalized and being amortized using the straight-line method over their expected useful lives, which ranged from 7 to 10 years. As a result of the Company’s termination of these agreements in 2019, the unamortized balance of these costs was written off and included in impairment losses in the Company’s statement of operations and comprehensive income during the year ended December 31, 2019.

Amortization Expense

During the years ended December 31, 2019, 2018, and 2017, the Company recognized approximately $0.7 million,  $0.8 million and $0.9 million, respectively, of amortization expense related to its intangible assets which is reflected in selling, general and administrative expenses in the Company’s statements of operations and comprehensive income.

The table below sets forth the estimated aggregate amortization expense of intangible assets during each of the five years subsequent to December 31, 2019 (in thousands):

Years Ending December 31,	Total
2020	$630
2021	609
2022	556
2023	500
2024	500

Impairment Testing

As described in Note 2, the Company tests indefinite-lived intangible assets for impairment on at least an annual basis, or during interim periods if impairment indicators exist, and amortizable intangible assets for recoverability whenever events or changes in circumstances indicate that the carrying amount of an intangible asset, or an asset group which includes an intangible asset, may not be recoverable. Due to ongoing losses associated with certain of BBX Sweet Holdings’ businesses in the confectionery industry and strategic initiatives related to such businesses, as described above, the Company tested certain asset groups associated with these businesses for recoverability during the years ended December 31, 2019, 2018, and 2017 and determined that the carrying amounts of certain asset groups exceeded the estimated undiscounted future cash flows expected to result from the use of such assets during the year ended December 31, 2017. As a result, during the year ended December 31, 2017, the Company recognized intangible asset impairment losses of $1.9 million. The intangible asset impairment losses were measured based on the amount by which the carrying amounts of the intangible assets exceeded their respective estimated fair values. The Company did not recognize any intangible asset impairment losses during the years ended December 31, 2019 and 2018.

Valuation Methods for Goodwill and Intangible Asset Impairment Testing

The Company utilizes a discounted cash flow methodology and the guideline public company market approach to determine the fair value of its goodwill and indefinite-lived intangible assets. The discounted cash flow methodology establishes fair value by estimating the present value of the projected future cash flows to be generated from reporting units or asset groups. The discount rate applied to the projected future cash flows to arrive at the present value is intended to reflect all risks of ownership and the associated risks of realizing the stream of projected future cash flows. The Company generally used a five to ten-year period in computing discounted cash flow values. The most significant assumptions used in the discounted cash flow methodology are the discount rate, the terminal value, and the forecast of future cash flows. The guideline public company approach method determines fair value based upon the consideration of trading prices of publicly held stocks of comparable companies. The significant inputs are enterprise value to revenue and enterprise value to earnings before interest, taxes, depreciation and amortization (“EBITDA”). Based on the inputs, multiples of revenue and EBITDA are derived to approximate the fair value of the reporting unit.

To the extent that impairment testing was required, the Company estimated the fair values of certain of its trademark and customer relationship intangible assets. The relief from royalty valuation method, a form of the income approach, was used to estimate the fair value of trademarks. Under this method, the fair value of trademarks was determined by calculating the present value using a risk-adjusted discount rate of the estimated future royalty payments that would have to be paid if the trademarks were not owned. The multi-period excess earnings method, a form of the income approach, was used to estimate the fair value of customer relationships. The multi-period excess earnings method isolates the expected cash flows attributable to the customer relationship intangible asset and discounts these cash flows at a risk adjusted discount rate.

Inherent in the Company’s determinations of fair value are certain judgments and estimates relating to future cash flows, including the Company’s assessment of current economic indicators and market valuations and assumptions about the Company’s strategic plans with regard to its operating businesses. Due to the uncertainties associated with such evaluations, actual results could differ materially from such estimates.

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

The Company recognizes right-of-use assets and lease liabilities associated with lease agreements with an initial term of 12 months or greater, while lease agreements with an initial term of 12 months or less are not recorded in the Company’s statement of financial condition. The Company generally does not include lease payments associated with renewal options that are exercisable at its discretion in the measurement of its right-of-use assets and lease liabilities as it is not reasonably certain that such options will be exercised. The table below sets forth information regarding the Company’s lease agreements which had an initial term of greater than 12 months (dollars in thousands):

As of
December 31, 2019
Operating lease assets	$109,351
Operating lease liabilities	$123,430
Weighted average remaining lease term (years)	6.2
Weighted average discount rate (1)	5.27%

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

The Company generally recognizes lease costs associated with its operating leases on a straight-line basis over the lease term, while variable lease payments that do not depend on an index or rate are recognized as variable lease costs in the period in which the obligation for those payments is incurred. The table below sets forth information regarding the Company’s lease costs which are included in cost of trade sales and selling, general, and administrative expenses in the Company’s consolidated statements of operations (in thousands):

For the Year Ended
December 31, 2019
Fixed lease costs	$28,745
Short-term lease costs	5,266
Variable lease costs	9,066
Total operating lease costs	$43,077

The table below sets forth information regarding the maturity of the Company’s operating lease liabilities as of December 31, 2019 (in thousands):

Years Ending December 31,
2020	$26,384
2021	25,568
2022	23,413
2023	19,863
2024	12,644
After 2024	44,508
Total lease payments	152,380
Less: interest	28,950
Present value of lease liabilities	$123,430

The above operating lease payments exclude $19.2 million of legally binding minimum lease payments for lease agreements executed but not yet commenced, as the Company has not received possession of the leased property. Included in the Company’s statement of cash flows under operating activities for the year ended December 31, 2019 was $27.6 million of cash paid for amounts included in the measurement of lease liabilities. During the year ended December 31, 2019, the Company obtained $26.2 million of right-of-use assets in exchange for operating lease liabilities.

The table below sets forth the approximate minimum future rental payments (excluding executory costs) under the Company’s lease agreements during periods subsequent to December 31, 2018 related to agreements that were executed as of December 31, 2018 (in thousands):

Years Ending December 31,	Amount
2019	$26,871
2020	24,525
2021	23,022
2022	20,682
2023	17,564
Thereafter	41,299
Total	$153,963

During the years ended December 31, 2018 and 2017, the Company recognized rent expenses under its lease agreements of $41.1 million and $30.8 million, respectively, which are included in cost of trade sales and selling, general, and administrative expenses in the Company’s consolidated statements of operations.

13.     Debt

The table below sets forth the contractual minimum principal payments of the Company’s debt during each of the five years subsequent to December 31, 2019 and thereafter (in thousands):

	Notes Payable and Other Borrowings	Receivable Backed Notes Payable - Recourse	Receivable Backed Notes Payable - Non-recourse	Junior Subordinated Debentures	Total
2020	$17,127	—	—	—	17,127
2021	15,147	4,861	—	—	20,008
2022	18,365	8,263	—	—	26,628
2023	8,525	34,537	—	—	43,062
2024	104,379	36,136	31,708	—	172,223
Thereafter	27,422	4,772	307,663	177,129	516,986
	190,965	88,569	339,371	177,129	796,034
Unamortized debt issuance costs	(2,234)	—	(5,125)	(1,129)	(8,488)
Unamortized purchase discount	—	—	—	(38,746)	(38,746)
Total Debt	$188,731	88,569	334,246	137,254	748,800

The minimum contractual payments set forth in the table above may differ from actual payments due to the timing of principal payments required upon (1) the sale of real estate assets that serve as collateral on certain debt (release payments) and (2) cash collections of pledged or transferred notes receivable.

Notes Payable and Other Borrowings

The table below sets forth information regarding the Company’s notes payable and other borrowings (dollars in thousands):

	December 31, 2019			December 31, 2018
			Carrying			Carrying
			Amount of			Amount of
	Debt	Interest	Pledged	Debt	Interest	Pledged
	Balance	Rate	Assets	Balance	Rate	Assets
Bluegreen:
2013 Notes Payable	$—	—	$—	$28,125	5.50%	$22,878
Fifth Third Bank Note	—	—	—	3,834	5.34%	7,892
NBA Éilan Loan	18,820	4.95%	31,259	25,603	5.60%	35,615
Fifth Third Syndicated Line of Credit	30,000	3.85%	49,062	55,000	5.27%	92,415
Fifth Third Syndicated Term Loan	98,750	3.71%	161,497	22,500	5.37%	27,724
Unamortized debt issuance costs	(1,410)			(1,671)
Total Bluegreen	$146,160			$133,391
Other:
Community Development District Obligations	$29,287	4.25-6.00%	$49,352	$24,583	4.25-6.00%	$35,157
TD Bank Term Loan and Line of Credit	6,826	5.00%	(1)	8,117	5.47%	(1)
Iberia $50.0 million Revolving Line of Credit	—	—	(2)	30,000	5.35%	(2)
Banc of America Leasing & Capital Equipment Note	355	4.75%	(3)	555	4.75%	(3)
Bank of America Revolving Line of Credit	2,000	3.24%	—	—	—	—
Unsecured Note (4)	3,400	6.00%	—	3,400	6.00%	(4)
Centennial Bank Note (4)	1,469	5.25%	1,892	1,507	5.25%	1,968 (4)
Other	58	15.00%	—	—	—	—
Unamortized debt issuance costs	(824)			(666)
Total other	$42,571			$67,496
Total notes payable and other borrowings	$188,731			$200,887

(1)	The collateral is a blanket lien on Renin’s assets.
(2)	The collateral is membership interests in Woodbridge having a value of not less than $100.0 million.
(3)	The collateral is a security interest in the equipment financed by the underlying note. Additionally, IT’SUGAR is guarantor on the note.
(4)	BBX Capital is guarantor on the note.

Bluegreen

2013 Notes Payable – In March 2013, Bluegreen issued $75.0 million of senior secured notes (the “2013 Notes Payable”) in a private financing transaction. In September 2019, Bluegreen repaid in full the 2013 Notes Payable. Accordingly, the related unamortized debt issuance costs associated with the notes of $0.4 million were written off to interest expense in the Company’s consolidated statement of operations and comprehensive income for the year ended December 31, 2019.

Fifth Third Syndicated Line of Credit and Fifth Third Syndicated Term Loan - In December 2016, Bluegreen entered into a $100.0 million syndicated credit facility with Fifth Third Bank as administrative agent and lead arranger and certain other bank participants as lenders. In October 2019, Bluegreen amended the facility and increased the facility to $225.0 million. The amended facility includes a $100.0 million term loan (the “Fifth Third Syndicated Term Loan”) with quarterly amortization requirements and a $125.0 million revolving line of credit (the “Fifth Third Syndicated Line of Credit”). Amounts borrowed under the amended facility generally bear interest at LIBOR plus 2.00% - 2.50%, depending on Bluegreen’s leverage ratio, are collateralized by certain of Bluegreen’s VOI inventories, sales center buildings, management fees, short-term receivables and cash flows from residual interests relating to certain term securitizations, and will mature in October 2024. At closing, Bluegreen borrowed the entire $100.0 million term loan and $30.0 million under the revolving line of credit. Proceeds were used to repay the outstanding balance on the existing Fifth Third syndicated credit facility, repay $3.6 million on the existing Fifth Third Bank Note Payable and pay expenses and fees associated with the amendment, with the remainder to be used for general corporate purposes.

NBA Éilan Loan – In April 2018, Bluegreen purchased the Éilan Hotel & Spa in San Antonio, Texas for approximately $34.3 million.  In connection with the acquisition, Bluegreen entered into a non-revolving acquisition loan with NBA (the “NBA Éilan Loan”). The NBA Éilan Loan provides for advances of up to $27.5 million, $24.3 million of which was used to fund the acquisition of the resort and $1.7 million of which was used to fund certain improvement costs. In addition, approximately $0.4 million was drawn upon through April 2019 to fund certain future improvement costs. The ability to borrow under the NBA Éilan Loan expired in April 2019. Principal payments on the loan are effected through release payments from sales of VOIs at the Éilan Hotel & Spa that serve as collateral for the loan, subject to a minimum amortization schedule, with the remaining balance due at maturity in April 2023. Borrowings under the NBA Éilan Loan bear interest at an annual rate equal to one-month LIBOR plus 3.25%, subject to a floor of 4.75%.

Other Notes Payable

Community Development District Obligations - A community development district or similar development authority (“CDD”) is a unit of local government created under various state and/or local statutes to encourage planned community development and allow for the construction of infrastructure improvements through alternative financing sources, including the tax-exempt bond markets. A CDD is generally created through the approval of the local city or county in which the CDD is located and is controlled by a board of supervisors representing the landowners within the CDD. In connection with the Company’s development of the Beacon Lakes Community, The Meadow View at Twin Creeks CDD (the “Beacon Lakes CDD”) was formed by St. Johns County, Florida to use bond financing to fund the construction of infrastructure improvements at the Beacon Lakes Community. The Beacon Lakes CDD issues bonds periodically to fund ongoing construction of the Beacon Lakes Community, and in February 2019, November 2018. and November 2016, the Beacon Lakes CDD issued $8.1 million, $16.5 million, and $21.4 million, respectively, of bonds.

The obligation to pay principal and interest on the bonds issued by the Beacon Lakes CDD is assigned to each parcel within the CDD, and the Beacon Lakes CDD has a lien on each parcel. If the owner of the parcel does not pay this obligation, the Beacon Lakes CDD can foreclose on the lien. The CDD bond obligations, including interest and the associated lien on the property, are typically payable, secured, and satisfied by revenues, fees, or assessments levied on the property benefited. The assessments to be levied by the CDD are fixed or determinable amounts.

The CDD bond obligations outstanding as of December 31, 2019 have fixed interest rates ranging from 4.25% to 6.00% and mature at various times during the years 2026 through 2049. The Company at its option has the ability to repay a specified portion of the bonds at the time that it sells developed lots in the Beacon Lakes Community.

Upon the issuance of CDD bond obligations by the Beacon Lakes CDD, the Company records an obligation for the CDD bond obligations with a corresponding increase in other assets. The CDD bonds are secured by a lien on the Beacon Lakes property, which is included in “Real Estate” in the Company’s consolidated statement of financial condition and has a carrying amount of $48.5 million as of December 31, 2019. The Company relieves the CDD bond obligation associated with a particular parcel when the purchaser of the property assumes the obligation, which occurs automatically upon such purchaser’s acquisition of the property, or upon repayment by the Company. Included in “Other Assets” in the Company’s consolidated statements of financial condition as of December 31, 2019 and 2018 was $0.8 million and $11.4 million, respectively, of funds that the Company does not have the right of setoff on the Company’s CDD bond obligations. Construction funds receivable associated with the CDD bond obligations is reduced with a corresponding increase in real estate inventory when the CDD disburses the funds to contractors for the construction of infrastructure improvements.

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

Amounts outstanding under the revolving credit facility bear interest at the Canadian or United States Prime Rate plus a margin of 1.00% per annum or the three-month LIBOR rate plus a margin of 2.75% per annum. Outstanding principal on the revolving credit facility is payable one year from the date of the advance. As of December 31, 2019, the amount outstanding under the revolving credit facility was $6.1 million and is scheduled to mature in September 2020.

The term loans were funded in three tranches aggregating $1.6 million through July 2017. Amounts outstanding under the term loans bear interest at fixed interest rates ranging from 5.8% to 6.2% for one year from the date of the applicable drawdown for each loan. Annually, the fixed interest rates adjust to a variable rate based on Canadian or United States Prime Rate plus a margin of 1.00% per annum or the three-month LIBOR rate plus a margin of 2.75% per annum. The amounts outstanding under the term loans mature between June 2020 and July 2022.

Amounts outstanding under the term loans and borrowings under the revolving credit facility require monthly interest payments.

Under the terms and conditions of the TD Bank credit facility, Renin is required to comply with certain financial covenants, including a quarterly debt service coverage ratio and a quarterly total debt to tangible net worth ratio, as defined in the facility. The facility also contains customary affirmative and negative covenants, including those that, among other things, limit the ability of Renin to incur liens or engage in certain asset dispositions, mergers or consolidations, dissolutions, liquidations, or winding up of its businesses. The credit facility is collateralized by all of Renin’s assets.

As of December 31, 2019, Renin was not in compliance with certain covenants under the TD Bank credit facility as a result of a breach of its quarterly debt service coverage ratio. During the first quarter of 2020, Renin received a waiver of the default from TD Bank, and the credit facility was amended to replace the existing debt service coverage ratio with an interest coverage ratio. In connection with the amendment to the credit facility, Renin repaid the outstanding balance of the term loans with borrowings from the revolving credit facility.

Iberia $50.0 million Revolving Line of Credit – In March 2018, BBX Capital, BCC, Woodbridge, and certain other wholly-owned subsidiaries of the Company entered into a $50.0 million revolving credit facility with Iberiabank (“Iberia”), as administrative agent and lender, and City National Bank of Florida, as lender, and in July 2019, the facility was amended to extend the term of the facility and remove certain financial covenants. Amounts borrowed under the facility accrue interest at a floating rate of 30-day LIBOR plus a margin of 3.0% to 3.75% or the Prime Rate plus a margin of 1.50% to 2.25%. The applicable margin is based on BBX Capital’s debt to EBITDA ratio. Payments of interest only are payable monthly. The facility matures, and all outstanding principal and interest will be payable, on June 30, 2021, with a twelve month renewal option at BBX Capital’s request, subject to the satisfaction of certain conditions. The facility is secured by a pledge of a percentage of BBX Capital’s membership interests in Woodbridge having a value of not less than $100 million. Borrowings under the facility may be used for business acquisitions, real estate investments, stock repurchases, letters of credit, and general corporate purposes.

Under the terms and conditions of the facility, BBX Capital is required to comply with certain financial covenants, including maintaining minimum unencumbered liquidity and complying with debt to EBITDA financial ratios. The Loan and Security Agreement also contains customary affirmative and negative covenants, including those that, among other things, limit the ability of BBX Capital and the other borrowers to incur additional indebtedness and to make certain loans and investments.

Banc of America Leasing & Capital Equipment Note – In September 2018, IT’SUGAR entered into a Master Loan and Security Agreement with Banc of America Leasing & Capital, LLC which sets forth the terms and conditions pursuant to which IT’SUGAR may borrow funds to purchase equipment under one or more equipment security notes. The agreement contains customary representations and covenants. Each equipment note constitutes a separate, distinct and independent financing of equipment, is secured by a security interest in the purchased equipment, and is an unconditional contractual obligation of IT’SUGAR. As of December 31, 2019, there was one equipment note outstanding with a balance of $0.4 million. The equipment note bears interest at a fixed rate of 4.75% per annum and is payable in 36 consecutive monthly principal and interest installments of $18,516 with a maturity date of September 2021. The equipment note is subject to a prepayment charge equal to one percent of the amount prepaid multiplied by the number of years or fraction thereof for the then remaining equipment note term.

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

Unsecured Note – In October 2017, a wholly-owned subsidiary of BBX Capital Real Estate issued a $3.4 million unsecured note to the seller of real estate to the Chapel Trail real estate joint venture, in which the subsidiary has a 46.75% equity interest. The issuance of the unsecured note was part of the subsidiary’s initial capital contribution to the venture. The note was not secured by the Company’s equity interest in the joint venture or the venture’s underlying property, and BBX Capital guaranteed the repayment of the unsecured note. The unsecured note accrued interest at a fixed rate of 6.0% per annum, with monthly interest only payments, and was scheduled to mature in October 2022. In February 2020, the Company repaid in full the unsecured note.

Centennial Bank Note – In October 2014, Hoffman’s Chocolates issued a $1.7 million note payable to Centennial Bank. The note is secured by land and buildings owned by Hoffman’s Chocolates, and BBX Capital and BBX Sweet Holdings have guaranteed the repayment of the note. The note requires monthly principal and interest payments based upon a 25 year amortization schedule and matures in October 2024.

Receivable-Backed Notes Payable

The table below sets forth information regarding Bluegreen’s receivable-backed notes payable facilities (dollars in thousands):

	December 31, 2019			December 31, 2018
			Principal			Principal
			Balance of			Balance of
			Pledged/			Pledged/
	Debt	Interest	Secured	Debt	Interest	Secured
	Balance	Rate	Receivables	Balance	Rate	Receivables
Receivable-backed notes
payable - recourse:
Liberty Bank Facility	$25,860	4.75%	$31,681	$17,654	5.25%	$22,062
NBA Receivables Facility	32,405	4.55%	39,787	48,414	5.27%	57,805
Pacific Western Facility	30,304	4.68%	37,809	10,606	5.52%	13,730
Total	$88,569		$109,277	$76,674		$93,597

Receivable-backed notes
payable - non-recourse:
KeyBank/DZ Purchase Facility	31,708	3.99%	39,448	—	—	—
Quorum Purchase Facility	44,525	4.75-5.50%	49,981	40,074	4.75-5.50%	45,283
2012 Term Securitization	8,638	2.94%	9,878	15,212	2.94%	16,866
2013 Term Securitization	18,219	3.20%	19,995	27,573	3.20%	29,351
2015 Term Securitization	31,188	3.02%	33,765	44,230	3.02%	47,690
2016 Term Securitization	48,529	3.35%	54,067	63,982	3.35%	72,590
2017 Term Securitization	65,333	3.12%	74,219	83,513	3.12%	95,877
2018 Term Securitization	91,231	4.02%	103,974	114,480	4.02%	125,916
Unamortized debt issuance costs	(5,125)			(6,807)
Total	$334,246		$385,327	$382,257		$433,573
Total receivable-backed debt	$422,815		$494,604	$458,931		$527,170

Liberty Bank Facility – Since 2008, Bluegreen has maintained a revolving VOI notes receivable hypothecation facility with Liberty Bank (the “Liberty Bank Facility”) which provides for advances on eligible receivables pledged under the Liberty Bank Facility, subject to specified terms and conditions, during a revolving credit period. In March 2018, the Liberty Bank Facility was amended and restated to extend the revolving credit period from March 2018 to March 2020, extend the maturity date from November 2020 until March 2023, and amend the interest rate on borrowings as described below. Subject to its terms and conditions, the Liberty Bank Facility provides for advances of (i) 85% of the unpaid principal balance of Qualified Timeshare Loans assigned to agent and (ii) 60% of the unpaid principal balance of Non-Conforming Qualified Timeshare Loans assigned to agent during the revolving credit period of the facility. Maximum permitted outstanding borrowings under the Liberty Bank Facility are $50.0 million, subject to the terms of the facility. Through March 31, 2018, borrowings under the Liberty Bank Facility accrued interest at the Wall Street Journal (“WSJ”) Prime Rate plus 0.50% per annum, subject to a 4.00% floor. Pursuant to the March 2018 amendment to the facility, effective April 1, 2018, all borrowings outstanding under the facility accrue interest at the WSJ Prime Rate, subject to a 4.00% floor. Subject to the terms of the facility, principal and interest under the Liberty Bank Facility are paid as cash is collected on the pledged receivables, with the remaining balance being due by maturity. In February 2020, the Liberty Bank Facility was amended solely to extend the revolving credit period from March 2020 to June 2020.

NBA Receivables Facility. Bluegreen/Big Cedar Vacations has a revolving VOI hypothecation facility with National Bank of Arizona (the “NBA Receivables Facility”). The NBA Receivables Facility provides for advances at a rate of 85% on eligible receivables pledged under the facility, subject to eligible collateral and specified terms and conditions, during a revolving credit period expiring in September 2020 and allows for maximum borrowings of up to $70.0 million. The maturity date for the facility is March 2025. The interest rate applicable to future borrowings under the NBA Receivables Facility is equal to the 30-day LIBOR plus 2.75% (with an interest rate floor of 3.50%). Subject to the terms of the facility, principal and interest payments received on pledged receivables are applied to principal and interest due under the facility, with the remaining outstanding balance being due by maturity.

Pacific Western Facility - Bluegreen has a revolving VOI notes receivable hypothecation facility with Pacific Western Bank (the “Pacific Western Facility”) which provides for advances on eligible VOI notes receivable pledged under the facility, subject to specified terms and conditions, during a revolving credit period. Maximum outstanding borrowings under the Pacific Western Facility are $40.0 million, subject to eligible collateral and customary terms and conditions. In August 2018, the Pacific Western Facility was amended to extend the revolving advance period from September 2018 through September 2021 and the maturity date from September 2021 until September 2024 (in each case, subject to an additional 12-month extension at the option of Pacific Western Bank). Eligible “A” VOI notes receivable that meet certain eligibility and FICO score requirements, which Bluegreen’s believes are typically consistent with loans originated under its current credit underwriting standards, are subject to an 85% advance rate. The Pacific Western Facility also allows for certain eligible “B” VOI notes receivable (which have less stringent FICO score requirements) to be funded at a 53% advance rate. In addition, pursuant to the August 2018 amendment to the facility, effective September 21, 2018, all borrowings outstanding under the facility accrue interest at an annual rate equal to 30-day LIBOR plus 3.00%; provided, however, that a portion of the borrowings, to the extent such borrowings are in excess of established debt minimums, accrue interest at 30-day LIBOR plus 2.75%.  Subject to the terms of the facility, principal repayments and interest on borrowings under the Pacific Western Facility are paid as cash is collected on the pledged VOI notes receivable, subject to future required decreases in the advance rates after the end of the revolving advance period, with the remaining outstanding balance being due by maturity.

KeyBank/DZ Purchase Facility.  Bluegreen has a VOI notes receivable purchase facility (the “KeyBank/DZ Purchase Facility”) with DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main (“DZ”), and KeyBank National Association (“KeyBank”) which permits maximum outstanding financings of $80.0 million and provides for an advance rate of 80% with respect to VOI receivables securing amounts financed. In December 2019, Bluegreen amended the facility to extend the advance period from December 2019 to December 2022. The amended facility will mature and all outstanding amounts will become due 24 months after the revolving advance period has expired, or earlier under certain circumstances set forth in the facility. Interest on amounts outstanding under the facility is tied to an applicable index rate of the LIBOR rate, in the case of amounts funded by KeyBank, and a cost of funds rate or commercial paper rates, in the case of amounts funded by or through DZ.  Pursuant to the amendment, the interest rate payable under the facility is the applicable index rate plus 2.25% until the expiration of the revolving advance period (a decrease from 2.75% prior to the amendment) and thereafter will be the applicable index rate plus 3.25% (a decrease from 4.75% prior to the amendment). Subject to the terms of the facility, Bluegreen will receive the excess cash flows generated by the VOI notes receivable sold (excess meaning after payments of customary fees, interest and principal under the facility) until the expiration of the VOI notes receivable advance period, at which point all of the excess cash flow will be paid to the note holders until the outstanding balance is reduced to zero. While ownership of the VOI notes receivable included in the facility is transferred and sold for legal purposes, the transfer of these VOI notes receivable is accounted for as a secured borrowing for financial reporting purposes. The facility is nonrecourse and is not guaranteed by Bluegreen.

Quorum Purchase Facility - Bluegreen/Big Cedar Vacations has a VOI notes receivable purchase facility (the “Quorum Purchase Facility”) with Quorum Federal Credit Union (“Quorum”) pursuant to which Quorum agreed to purchase eligible VOI notes receivable in an amount of up to an aggregate $50.0 million purchase price, subject to certain conditions precedent and other terms of the facility. The revolving purchase period expires June 30, 2020. The interest rate on each advance is set at the time of funding based on rates mutually agreed upon by all parties, and the loan purchase fee is applicable to future advances is 0.25%. The maturity of the Quorum Purchase Facility is December 2032. Of the amounts outstanding under the Quorum Purchase Facility at December 31, 2019,  $3.1  million accrues interest at a rate per annum of 4.75%, $21.3 million accrues interest at a fixed rate of 4.95%, $1.6 million accrues interest at a fixed rate of 5.0%, $17.2 million accrues interest at a fixed rate of 5.1%, and $1.3 million accrues interest at a fixed rate of 5.50%. The Quorum Purchase Facility provides for an 85% advance rate on eligible receivables sold under the facility; however Quorum can modify this advance rate on future purchases subject to the terms and conditions of the facility. Eligibility requirements for VOI notes receivable sold include, among others, that the obligors under the VOI notes receivable sold be members of Quorum at the time of the note sale. Subject to performance of the collateral, Bluegreen or Bluegreen/Big Cedar Vacations, as applicable, will receive any excess cash flows generated by the VOI notes receivable transferred to Quorum under the facility (excess meaning after payment of customary fees, interest and principal under the facility) on a pro-rata basis as borrowers make payments on their VOI notes receivable. While ownership of the VOI notes receivable included in the Quorum Purchase Facility is transferred and sold for legal purposes, the transfer of these VOI notes receivable is accounted for as a secured borrowing for financial reporting purposes. The facility is nonrecourse and is not guaranteed by Bluegreen.

2018 Term Securitization - In October 2018, Bluegreen completed the 2018 Term Securitization, a private offering and sale of approximately $117.7 million of investment-grade, VOI receivable-backed notes (the "Notes"), including approximately $49.8 million of Class A Notes, approximately $33.1 million of Class B Notes, and approximately $34.8 million of Class C Notes with interest rates of 3.77%,  3.95% and 4.44%, respectively, which blends to an overall weighted average interest rate of approximately 4.02%. The gross advance rate for this transaction was 87.2%. The Notes mature in February 2034.

The amount of the VOI notes receivables sold to BXG Receivables Note Trust 2018 (the “Trust”) was approximately $135.0 million, approximately $109.0 million of which was sold to the Trust at closing, approximately $23.9 million of which was subsequently sold to the 2018 Trust in 2018, and the remainder of which was sold to the Trust in January 2019. The gross proceeds of such sales to the Trust were approximately $117.7 million. A portion of the proceeds received at the closing was used to: repay KeyBank and DZ approximately $49.2 million, representing all amounts outstanding (including accrued interest) under the KeyBank/DZ Purchase Facility at that time; repay Liberty Bank approximately $20.4 million under the Liberty Bank Facility; repay Pacific Western Bank approximately $7.1 million under the Pacific Western Bank Facility; capitalize a reserve fund; and pay fees and expenses associated with the transaction. The remainder of the proceeds from the 2018 Term Securitization were used for general corporate purposes.

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

Other Non-Recourse Receivable-Backed Notes Payable – In addition to the above described facilities, Bluegreen has a number of other nonrecourse receivable-backed notes payable facilities, as set forth in the table above. During 2019 and 2018, Bluegreen repaid $62.6 million and $51.0 million, respectively, under these additional receivable-backed notes payable facilities.

Junior Subordinated Debentures

The table below sets forth information regarding the Company’s junior subordinated debentures (dollars in thousands):

	December 31, 2019		December 31, 2018
		Effective		Effective
	Carrying	Interest	Carrying	Interest	Maturity
	Amounts	Rates (1)	Amounts	Rates (1)	Years (2)
Woodbridge - Levitt Capital Trusts I - IV	$66,302	5.74 - 5.95%	$66,302	6.20 - 6.65%	2035 - 2036
Bluegreen Statutory Trusts I - VI	110,827	6.74 - 6.86%	110,827	7.32 - 7.70%	2035 - 2037
Unamortized debt issuance costs	(1,129)		(1,200)
Unamortized purchase discount	(38,746)		(39,504)
Total junior subordinated debentures	$137,254		$136,425

(1)	The Company’s junior subordinated debentures bear interest at three-month LIBOR (subject to quarterly adjustment) plus a spread ranging from 3.80% to 4.90%.
(2)	All of the junior subordinated debentures were eligible for redemption by Woodbridge and Bluegreen, as applicable, as of December 31, 2019 and 2018.

Woodbridge and Bluegreen have each formed statutory business trusts (collectively, the “Trusts”), each of which issued trust preferred securities and invested the proceeds thereof in junior subordinated debentures of Woodbridge and Bluegreen, respectively. The Trusts are VIEs in which Woodbridge and Bluegreen, as applicable, are not the primary beneficiaries. Accordingly, the Company and its subsidiaries do not consolidate the operations of these Trusts; instead, the beneficial interests in the Trusts are accounted for under the equity method of accounting. Included in other assets as of December 31, 2019 and 2018 was $2.1 million of equity in the Trusts. Interest on the junior subordinated debentures and distributions on the trust preferred securities are payable quarterly in arrears at the same interest rate.

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

Debt Compliance and Amounts Available under Credit Facilities

As of December 31, 2019, BBX Capital and its subsidiaries were in compliance with all financial debt covenants, under its debt instruments other than the default which occurred under Renin’s credit facility with TD Bank that was waived in the first quarter of 2020, as described above.

Amounts available under credit facilities for BBX Capital and its subsidiaries as of December 31, 2019 were as follows (in thousands):

BBX Capital	$50,000
Bluegreen	220,200
Renin	4,983
IT'SUGAR	2,000
Total credit availability	$277,183

The amounts available under the Company’s credit facilities are subject to eligible collateral and the terms of the facilities, as applicable.

14.    Income Taxes

The Company’s United States and foreign components of income before income taxes are as follows (in thousands):

	For the Years Ended December 31,
	2019	2018	2017
U.S.	$49,414	88,284	92,115
Foreign	(653)	(852)	486
Total	$48,761	87,432	92,601

The Company’s provision (benefit) for income taxes consisted of the following (in thousands):

	For the Years Ended December 31,
	2019	2018	2017
Current:
Federal	$12,260	676	1,211
State	2,326	3,519	1,767
	14,586	4,195	2,978
Deferred:
Federal	601	22,824	(14,368)
State	1,471	4,620	1,688
	2,072	27,444	(12,680)
Provision (benefit) for income taxes	$16,658	31,639	(9,702)

The table below sets forth a reconciliation of the Company's expected Federal income tax provision to the actual provision for income taxes (dollars in thousands):

	For the Years Ended December 31,
	2019		2018		2017
Income tax provision at expected
federal income tax rate (1)	$10,240	21.00%	$18,360	21.00%	$32,410	35.00%
Increase (decrease) resulting from:
Provision for state taxes, net of federal effect	2,967	6.08	6,446	7.37	3,607	3.90
Effect of federal rate change-2017 tax reform	—	—	—	—	(45,267)	(48.88)
Taxes related to noncontrolling interests in subsidiaries not consolidated for income tax purposes	(2,306)	(4.73)	(2,519)	(2.88)	(4,467)	(4.82)
Nondeductible executive compensation	5,572	11.43	8,421	9.63	4,309	4.65
Bluegreen initial public offering	—	—	—	—	1,467	1.58
SEC penalty	—	—	—	—	(1,593)	(1.72)
Other – net	185	0.38	931	1.06	(168)	(0.18)
Provision (benefit) for income taxes	$16,658	34.16%	$31,639	36.18%	$(9,702)	(10.47)%

(1)	Expected tax is computed based upon income before income taxes.

The Company’s deferred income taxes consisted of the following significant components (in thousands):

	December 31,
	2019	2018	2017
Deferred tax assets:
Allowance for loan losses, tax certificate losses and
write-downs for financial statement purposes	$30,644	29,969	25,604
Federal and State NOL and tax credit carryforward	95,970	97,102	132,650
Real estate valuation	6,575	7,519	9,117
Property and equipment	—	—	1,642
Expenses recognized for books and deferred for tax	7,827	2,985	3,868
Other	6,261	4,409	3,521
Total gross deferred tax assets	147,277	141,984	176,402
Valuation allowance	(86,435)	(86,533)	(86,267)
Total deferred tax assets	60,842	55,451	90,135
Deferred tax liabilities:
Installment sales treatment of notes	107,551	104,126	100,717
Intangible assets	14,760	14,162	14,322
Junior subordinated debentures	9,124	9,378	9,144
Deferral of VOI sales and costs under timeshare accounting	10,511	8,654	10,071
Property and equipment	4,985	3,351	—
Other	1,469	2,143	3,849
Total gross deferred tax liabilities	148,400	141,814	138,103
Net deferred tax liability	(87,558)	(86,363)	(47,968)
Less net deferred tax liability at beginning of period	86,363	47,968	51,674
Reclassify alternative minimum tax credit to other assets	—	11,169	—
Bluegreen initial public offering	—	—	11,988
Cumulative effect for excess tax benefits recognized in
accumulated earnings associated with share based compensation	—	—	(3,054)
Cumulative effect for the adoption of ASU 2016-02
recognized in accumulated earnings	(874)	—	—
Other	(3)	(218)	40
(Provision) benefit for deferred income taxes	$(2,072)	(27,444)	12,680

Impact of the Tax Reform Act

On December 22, 2017, the Tax Reform Act was signed into law. In addition to changes or limitations to certain tax deductions, including limitations on the deductibility of interest payable to related and unrelated lenders and further limiting deductible executive compensation, the Tax Reform Act permanently lowered the federal corporate tax rate to 21% from the previous maximum rate of 35%, effective for tax years commencing January 1, 2018. As a result of the reduction of the corporate tax rate to 21%, the Company revalued its deferred tax assets and liabilities as of the date of enactment and recognized a $45.3 million provisional benefit for income taxes during the year ended December 31, 2017. During the year ended December 31, 2018, the Company completed its analysis of the tax effects of the Tax Reform Act and reduced the provisional tax benefit recognized for the year ended December 31, 2017 by $2.8 million as a result of its analysis of the impact of the Tax Reform Act on the deductibility of certain compensation to covered employees. The $2.8 million adjustment recognized during the year ended December 31, 2018 is included in nondeductible executive compensation in the above table that reconciles the Company’s expected income tax provision to its actual income tax provision.

The Tax Reform Act also repealed the alternative minimum tax effective in 2018 and allows credits associated with the alternative minimum tax to be applied to fully offset regular income taxes. Any credits that are not used to reduce regular income taxes are 50% refundable for the years 2019 through 2020 and 100% refundable in 2021. The Company had alternative minimum tax credit carryforwards of $11.2 million as of December 31, 2018 that were reclassified from deferred tax liabilities to other assets in the Company’s consolidated statement of financial condition as of December 31, 2018. During the year ended December 31, 2019, this credit was fully utilized.

Valuation Allowance on Deferred Tax Assets

The Company evaluates its deferred tax assets to determine if valuation allowances are required. In the evaluation, management considers net operating loss (“NOL”) carryback availability, expectations of sufficient future taxable income, trends in earnings, existence of taxable income in recent years, the future reversal of temporary differences, and available tax planning strategies that could be implemented, if required. Valuation allowances are established based on the consideration of all available evidence using a more likely than not standard. Based on the Company’s evaluations, which are discussed in further detail below, the deferred tax valuation allowances decreased by $0.1 million for the year ended December 31, 2019 and increased by $0.3 million for the year ended December 31, 2018.

As of December 31, 2019, the Company has established a valuation allowance of $86.2 million relating to the deferred tax asset of $96.0 million for federal and state NOL and tax credit carryforwards, as the Company’s ability to utilize a portion of these carryforwards to reduce future tax liability income is subject to significant limitations. The table below sets forth information regarding the federal and state NOL and tax credit carryforwards and the applicable valuation allowance as of December 31, 2019 (in thousands):

	Federal and State NOL and Credit Carryforward		Gross Deferred Tax Asset	Valuation Allowance	Net Deferred Tax Asset	Year Expires
Non-Florida State NOLs		$227,700	10,329	2,458	7,871	2020-2039
Federal NOL SRLY Limitation		227,595	47,795	47,795	—	2026-2034
Florida NOL SRLY Limitation		750,987	32,630	32,630	—	2026-2034
Other Federal tax credits-SRLY Limitation		2,372	2,372	2,372	—	2025-2031
Federal NOL Section 382 Limitation		7,885	1,656	—	1,656	2023-2029
Florida NOL Section 382 Limitation		5,127	209	—	209	2024-2029
Canadian NOL		3,919	794	794	—	2033-2039
Canadian capital losses		738	185	185	—	Do not expire
Total	$		95,970	86,234	9,736

The Company evaluated all positive and negative evidence available as of the reporting date, including tax planning strategies, the ability to file a consolidated return with its subsidiaries, the expected future reversal of existing taxable temporary differences, and expected future taxable income (primarily from Bluegreen) exclusive of reversing temporary differences and carry forwards. Based on this evaluation, the Company has determined that it is more likely than not that it will be able to realize $9.7 million of the deferred tax asset that is attributed to the Company’s federal and state NOL and credit carryforwards.

As of December 31, 2019, Bluegreen had non-Florida state NOL carryforwards of $227.7 million which expire from 2020 through 2039. These NOLs can only be utilized against Bluegreen’s (or a subsidiary of Bluegreen) income allocable to the state in which the NOL was generated. A valuation allowance is maintained for those state NOLs where the NOL is not more likely than not realizable.

As of December 31, 2019, the Company had federal and Florida NOL carryforwards and federal tax credit carryforwards that can only be utilized if the separate entity that generated them has separate company taxable income (the “SRLY Limitation”). These carryforwards cannot be utilized against most of the Company’s subsidiaries’ taxable income, including Bluegreen. As such, a full valuation allowance has been established for these carryforwards.

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

As of December 31, 2019, BBX Capital’s Canadian subsidiaries had NOL carryforwards. As the Canadian operation has had cumulative taxable losses in recent years, a full valuation allowance has been applied to these NOL carryforwards. In addition, one of the Canadian subsidiaries has a capital loss carryforward that can only be used to reduce capital gains, and the tax on Canadian capital gains is 50% of the Canadian tax rate. Canadian capital loss carryforwards do not expire. A full valuation allowance is maintained for the Canadian capital loss carryforward as it is unlikely that the Canadian subsidiary will generate capital gains in the future.

Other

In September 2009, the Company adopted a shareholder rights agreement designed to protect its ability to use available NOLs to offset future taxable income and deter shareholders from acquiring a 5% or greater ownership interest in BBX Capital’s common stock without the prior approval of the board of directors. During the year ended December 31, 2019, the shareholder rights agreement expired.

The Company evaluates its tax positions based upon guidelines of ASC 740, which clarifies the accounting for uncertainty in tax positions. Based on an evaluation of uncertain tax provisions, the Company is required to measure tax benefits based on the largest amount of benefit that is greater than 50% likely of being realized upon settlement.  There were no  unrecognized tax benefits at December 31, 2019, 2018, or 2017.

The Company is no longer subject to federal or Florida income tax examinations by tax authorities for tax years before 2016. Several of the Company’s subsidiaries are no longer subject to income tax examinations in certain state, local, and non-U.S. jurisdictions for tax years before 2015.

Certain of the Company’s state income tax filings are under routine examination. While there is no assurance as to the results of these audits, the Company does not currently anticipate any material adjustments in connection with these examinations.

15.    Revenue Recognition

The table below sets forth the Company’s revenue disaggregated by category (in thousands):

	For the Years Ended December 31,
	2019	2018	2017
Sales of VOIs	$255,375	254,225	242,017
Fee-based sales commissions	207,832	216,422	229,389
Resort and club management revenue	103,470	99,535	91,080
Cost reimbursements	63,889	62,534	52,639
Resort title fees	14,246	12,205	14,742
Trade sales - wholesale	80,197	82,800	89,223
Trade sales - retail	106,140	96,686	52,862
Sales of real estate inventory	5,049	21,771	—
Other customer revenue	7,528	6,284	5,997
Revenue from customers	843,726	852,462	777,949
Interest income	86,326	85,501	83,708
Net gains on sales of real estate assets	13,616	4,563	1,451
Other revenue	3,203	3,372	5,661
Total revenues	$946,871	945,898	868,769

16.    Commitments and Contingencies

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

The following is a description of certain ongoing litigation matters:

BBX Capital Litigation

There were no material pending legal proceedings against BBX Capital or its subsidiaries other than proceedings against Bluegreen as of December 31, 2019.

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

On September 22, 2017, Stephen Potje, Tamela Potje, Sharon Davis, Beafus Davis, Matthew Baldwin, Tammy Baldwin, Arnor Lee, Angela Lee, Gretchen Brown, Paul Brown, Jeremy Estrada, Emily Estrada, Michael Oliver, Carrie Oliver, Russell Walters, Elaine Walters, and Mike Ericson, individually and on behalf of all other similarly situated, filed a purported class action lawsuit against Bluegreen which asserts claims for alleged violations of the Florida Deceptive and Unfair Trade Practices Act and the Florida False Advertising Law. In the complaint, the plaintiffs alleged the making of false representations in connection with Bluegreen’s sales of VOIs. The purported class action lawsuit was dismissed without prejudice after mediation. However, on or about April 24, 2018, plaintiffs re-filed their individual claims in Palm Beach County Circuit Court. Subsequently on October 15, 2019, the Court entered an order granting summary judgment in favor of Bluegreen and dismissed all claims. Bluegreen has moved for their attorneys’ fees. Plaintiffs have filed a notice to appeal the summary judgment order.

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

On June 28, 2018, Melissa S. Landon, Edward P. Landon, Shane Auxier and Mu Hpare, individually and on behalf of all others similarly situated, filed a purported class action lawsuit against the Company and BVU asserting claims for alleged violations of the Wisconsin

Timeshare Act, Wisconsin law prohibiting illegal referral selling, and Wisconsin law prohibiting illegal attorney’s fee provisions. Plaintiffs allegations include that Bluegreen failed to disclose the identity of the seller of real property at the beginning of Bluegreen’s initial contact with the purchaser; that Bluegreen misrepresented who the seller of the real property was; that Bluegreen misrepresented the buyer’s right to cancel; that Bluegreen included an illegal attorney’s fee provision in the sales document(s); that Bluegreen offered an illegal “today only” incentive to purchase; and that Bluegreen utilizes an illegal referral selling program to induce the sale of VOIs. Plaintiffs seek certification of a class consisting of all persons who, in Wisconsin, purchased from Bluegreen one or more VOIs within six years prior to the filing of this lawsuit. Plaintiffs seek statutory damages, attorneys’ fees and injunctive relief. Bluegreen moved to dismiss the case, and on November 27, 2019, the Court issued a ruling granting the motion in part. Bluegreen has answered the remaining claims. Bluegreen believes the lawsuit is without merit and intends to vigorously defend the action.

On January 7, 2019, Shehan Wijesinha filed a purported class action lawsuit alleging violations of the Telephone Consumer Protection Act (the “TCPA”). It is alleged that BVU called plaintiff’s cell phone for telemarketing purposes using an automated dialing system and that plaintiff did not give BVU his express written consent to do so. Plaintiffs seek certification of a class comprised of other persons in the United States who, received similar calls from or on behalf of BVU without the person’s consent. Plaintiff seeks monetary damages, attorneys’ fees and injunctive relief. Bluegreen believes the lawsuit is without merit and intend to vigorously defend the action. On July 15, 2019, the court entered an order staying this case pending a ruling from the Federal Communications Commission clarifying the definition of an automatic telephone dialing system under the TCPA and the decision of the Eleventh Circuit in a separate action brought against a VOI company by a plaintiff alleging violations of the TCPA.

On January 7, 2019, Debbie Adair and thirty-four other timeshare purchasers filed a lawsuit against BVU and Bass Pro alleging violations of the Tennessee Consumer Protection Act, the Tennessee Time-share Act, the California Time-Share Act, fraudulent misrepresentation for failure to make certain required disclosures, fraudulent inducement for inducing purchasers to remain under contract past rescission, unauthorized practice of law, civil conspiracy, unjust enrichment, and breach of contract. Plaintiffs seek rescission of their contracts, money damages, including statutory treble damages, or in the alternative, punitive damages in an amount not less than $0.5 million. Bluegreen has filed a motion to dismiss which is pending. Bluegreen has agreed to indemnify Bass Pro with respect to the claims brought against Bluegreen in this proceeding. Bluegreen believes the lawsuit is without merit and intends to vigorously defend the action.

On March 15, 2018,  BVU entered into an Agreement for Purchase and Sale of Assets with T. Park Central, LLC, O. Park Central, LLC, and New York Urban Ownership Management, LLC, (collectively “New York Urban”) (“Purchase and Sale Agreement”), which provides for the purchase of The Manhattan Club inventory over a number of years and the assumption of  the management contract with The Manhattan Club HOA  anticipated to occur in 2021.  On October 7, 2019, New York Urban initiated arbitration proceedings against BVU alleging that The Manhattan Club HOA (of which BVU is a member) was obligated to pay an increased management fee to a New York Urban affiliate and that this higher amount would be the benchmark for BVU’s purchase of the management contract under the parties’ Purchase and Sale Agreement.  New York Urban also sought damages in the arbitration proceedings in excess of $10 million for promissory estoppel and tortious interference.  BVU denied New York Urban’s claims and terminated the Purchase and Sale Agreement and the related Security Agreement for, among other things, prematurely initiating arbitration in violation of the Purchase and Sale Agreement. On November 25, 2019, New York Urban sent its own Notice of Termination and a separate letter containing an offer to compromise if BVU resigns its position on the Manhattan Club HOA board and permits New York Urban to enforce its rights under the Security Agreement. On November 29, 2019, BVU accepted the offer. BVU has provided New York Urban with resignations of its members on the Board of Directors consistent with the parties’ settlement agreement. BVU believes it has fulfilled all of its legal obligations under the settlement terms offered.

On July 18, 2019, Eddie Boyd, et al. filed an action alleging that BVU and co-defendants violated the Missouri Merchandise Practices Act for allegedly making false statements and misrepresentations with respect to the sale of VOIs. Plaintiffs further have filed a purported class action allegation that BVU’s charging of an administrative processing fee constitutes the unauthorized practice of law. Plaintiffs seek monetary damages, attorneys’ fees and injunctive relief. Bluegreen has moved to dismiss the action. Bluegreen believes the lawsuit is without merit and intends to vigorously defend the action.

Commencing in 2015, it came to Bluegreen’s attention that its collection efforts with respect its VOI notes receivable were being impacted by a then emerging, industry-wide trend involving the receipt of  “cease and desist” letters from exit firms and their attorneys purporting to represent certain VOI owners. Following receipt of these letters, Bluegreen is unable to contact the owners unless allowed by law. Bluegreen believes these exit firms have encouraged such owners to become delinquent and ultimately default on their obligations and that such actions and Bluegreen’s inability to contact the owners are a primary contributor to the increase in its annual default rates. Bluegreen’s average annual default rates have increased from 6.9% in 2015 to 8.7% in 2019. Bluegreen also estimates that approximately 12.6% of the total delinquencies on its VOI notes receivable as of December 31, 2019 related to VOI notes receivable subject to this issue. Bluegreen has in a number of cases pursued, and may in the future pursue, legal action against the VOI owners, and in certain circumstances against the exit firms.

On December 21, 2018, Bluegreen filed a lawsuit against timeshare exit firm Totten Franqui and certain of its affiliates (“TPEs”). In the complaint, Bluegreen alleged that the TPEs, through various forms of deceptive advertising, as well as inappropriate direct contact with

VOI owners, made false statements about Bluegreen and provided misleading information to the VOI owners. The TPEs have encouraged nonpayment by consumers and exacted fees for doing so. Bluegreen believes the consumers are paying fees to the TPEs in exchange for illusory services. Bluegreen has asserted claims against the TPEs under the Lanham Act, as well as tortious interference with contractual relations, civil conspiracy to commit tortious interference and other claims.  During the course of the litigation, the TPEs and Totten Franqui filed for bankruptcy, which resulted in the litigation being stayed. The bankruptcy judge has appointed an independent trustee to handle the estate of the debtors and Bluegreen has been in discussions with the bankruptcy trustee about a possible settlement.  Bluegreen intends to assert all of its legal rights in the bankruptcy case.

On November 13, 2019, Bluegreen filed a lawsuit against timeshare exit firm The Montgomery Law Firm and certain of its affiliates (“also included in TPEs”). In the complaint, Bluegreen alleged that the TPEs, through various forms of deceptive advertising, as well as inappropriate direct contact with VOI owners, made false statements about Bluegreen and provided misleading information to the VOI owners. The TPEs have encouraged nonpayment by consumers and exacted fees for doing so. Bluegreen believes the consumers are paying fees to the TPEs in exchange for illusory services. Bluegreen has asserted claims against the TPEs under the Lanham Act, as well as tortious interference with contractual relations, civil conspiracy to commit tortious interference and other claims.

Other Commitments, Contingencies, and Guarantees

Bluegreen / Bass Pro Settlement

BVU has an exclusive marketing agreement with Bass Pro, a nationally-recognized retailer of fishing, marine, hunting, camping and sports gear, that provides Bluegreen with the right to market and sell vacation packages at kiosks in each of Bass Pro’s retail locations and through other means.

On May 24, 2019, Bluegreen received notice from Bass Pro and its affiliates that it was terminating the marketing agreement based on the failure to cure the alleged breaches, and Bluegreen was removed from all Bass Pro retail stores. BVU subsequently filed a counter claim against Bass Pro and Big Cedar LLC.

On June 13, 2019, Bluegreen entered into a settlement agreement which resolved the litigation and reinstated and amended the marketing agreement. Pursuant to the terms of the settlement agreement, Bass Pro agreed to reinstate BVU’s access to Bass Pro’s marketing channels, including Bass Pro and Cabela’s retail stores. Additionally, with no admission of any wrongdoing, Bluegreen paid Bass Pro $20.0 million in June 2019 and, among other things, agreed to make five annual payments to Bass Pro of $4.0 million each commencing in 2020. Bluegreen accrued for the net present value of the above amounts, plus attorneys’ fees and costs, totaling approximately $39.1 million, which is reflected in selling, general, and administrative expenses in the Company’s consolidated statement of operations for the year ended December 31, 2019. As of December 31, 2019, $17.9 million was accrued for the remaining payments required by the settlement agreement, which is included in other liabilities in the Company’s consolidated statement of financial condition.

As of December 31, 2019, Bluegreen sold vacation packages in 68 Bass Pro retail stores and 15 Cabela’s retail stores.  During the years ended December 31, 2019 and 2018, VOI sales to prospects and leads generated by the agreement with Bass Pro accounted for approximately 13% and 14%, respectively, of Bluegreen’s VOI sales volume.

Other

In lieu of paying maintenance fees for unsold VOI inventory, Bluegreen may enter in subsidy agreements with certain HOAs. During the years ended December 31, 2019, 2018 and 2017, Bluegreen made subsidy payments related to such subsidies of $24.9 million,  $12.6 million, and $12.6 million, respectively, which are included in cost of other fee-based services in the Company’s consolidated statements of operations. As of December 31, 2019 and 2018, Bluegreen had no accrued liabilities for such subsidies.

In December 2019, Bluegreen’s President and Chief Executive Officer resigned. In connection with his resignation, Bluegreen agreed to make payments to him totaling $3.5 million, over a period of 18 months, all of which remained payable as of December 31, 2019. Additionally, during 2019, Bluegreen entered into certain agreements with executives related to their separation from Bluegreen or a  change in position. Pursuant to the terms of these agreements, Bluegreen agreed to make payments totaling $2.5 million through November 2020. As of December 31, 2019, $2.3 million remained payable under these agreements.

BBX Capital guarantees certain obligations of its wholly-owned subsidiaries and unconsolidated real estate joint ventures, including the following:

•

BBX Capital is a guarantor of 50% of the outstanding balance of a third party loan to the Sunrise and Bayview Partners, LLC real estate joint venture, which had an outstanding balance of $5.0 million as of December 31, 2019.

•	BBX Capital is a guarantor on certain notes payable by its wholly-owned subsidiaries. See Note 13 for additional information regarding these obligations.

17.    Stock Incentive Plans

Restricted Stock and Stock Options Plans

BBX Capital maintains the BBX Capital Corporation Amended and Restated 2014 Incentive Plan, as previously amended (the “2014 Plan”), which allows for the issuance of restricted stock awards of the Company’s Class A Common Stock and Class B Common Stock, the grant of options to purchase shares of the Company’s Class A Common Stock and Class B Common Stock, and the grant of performance-based cash awards. BBX Capital also previously maintained the BBX Capital 2005 Restricted Stock and Option Plan and the BBX Capital 2014 Stock Incentive Plan, which BBX Capital assumed from BCC in December 2016. The BBX Capital 2005 Restricted Stock and Option Plan was terminated during 2018 when the last option previously granted under the plan was exercised, and the BBX Capital 2014 Stock Incentive Plan was terminated during 2019 when the final stock-based award previously granted under the plan vested.

The 2014 Plan permits the issuance of awards for up to 3,300,000 shares of the Company’s Class A Common Stock and up to 10,700,000 shares of the Company’s Class B Common Stock. Awards for up to 2,817,776 shares of Class A Common Stock and 0 shares of Class B Common Stock remained available for grant under the 2014 Plan as of December 31, 2019; however, as described below, awards of 2,442,503 restricted shares of the Company’s Class A  Common Stock were granted to the Company’s executive officers under the 2014 Plan in January 2020.

Vesting of awards granted under the 2014 Plan is established by the Compensation Committee of BBX Capital’s board of directors in connection with each grant of restricted stock awards or stock options. The maximum term of incentive and non-qualifying stock options issuable under the 2014 Plan is ten years. There were no stock options issued or outstanding under the 2014 Plan as of December 31, 2019.

Compensation cost for restricted stock awards and stock options is based on the fair value of the award on the measurement date, which is generally the grant date. The fair value of restricted stock awards is generally based on the market price of the Company’s common stock on the grant date, while the fair value of the Company’s stock options is estimated using the Black-Scholes option-pricing model. For awards that are subject only to service conditions, the Company recognizes compensation costs on a straight-line basis over the requisite service period of the awards, and the impact of forfeitures are recognized when they occur.

Restricted Stock Activity

The table below sets forth information regarding the Company’s unvested restricted stock award activity for the year ended December 31, 2019:

		Weighted
	Unvested	Average
	Restricted	Grant Date
	Stock	Fair Value
Unvested balance outstanding, beginning of period	3,186,546	$5.32
Granted	1,923,975	6.12
Vested	(2,468,115)	4.65
Forfeited	—	—
Unvested balance outstanding, end of period	2,642,406	$6.53
Available for grant at December 31, 2019	2,817,776

The Company issued restricted stock awards to certain officers during the years ended December 31, 2019 and 2018, while there were no restricted stock awards issued during the year ended December 31, 2017. The table below sets forth information regarding the restricted stock awards granted during the years ended December 31, 2019 and 2018:

			Per Share
		Number of	Weighted Average
		Shares Underlying	Grant Date	Requisite
Grant Date	Award Type	Awards Granted	Fair Value	Service Period (1)
1/9/2018	Class B Common Stock	1,487,051	8.7	4 years
1/8/2019	Class B Common Stock	1,923,975	6.12	4 years

(1)	The awards vest ratably in annual installments over the requisite service period.

In addition to the above awards, on  January 21, 2020, the Compensation Committee of BBX Capital’s board of directors granted awards of 2,442,503 restricted shares of BBX Capital’s Class A Common Stock to the Company’s executive officers under the 2014 Plan. The aggregate grant date fair value of the January 2020 awards was $10.2 million, and the shares vest ratably in annual installments of approximately 611,000 shares over four periods beginning on October 1, 2020.

In October 2019, award recipients surrendered a total of 222,848 shares of Class A Common Stock and 748,357 shares of Class B Common Stock to the Company to satisfy the $4.5 million tax withholding obligation associated with the vesting of 2,468,115 restricted shares. The Company retired the surrendered shares.

The fair value of shares of BBX Capital’s restricted stock awards which vested during the years ended December 31, 2019, 2018, and 2017 was $11.5 million, $24.0 million and $45.2 million, respectively, based on the fair value of BBX Capital’s common stock on the applicable vesting dates.

The Company recognized restricted stock compensation expense related to BBX Capital restricted stock awards of approximately $11.4 million, $12.9 million, and $12.3 million during the years ended December 31, 2019, 2018, and 2017, respectively, and recognized tax benefits of $0.4 million during the year ended December 31, 2017. There were no tax benefits recognized on restricted stock compensation expense for these awards during the years ended December 31, 2019 and 2018.

As of December 31, 2019, the total unrecognized compensation cost related to the Company’s unvested restricted stock awards was approximately $15.2  million. The cost is expected to be recognized over a weighted-average period of approximately 1.22 years.

Stock Option Activity

There were no options granted to employees or non-employee directors during the three-year period ended December 31, 2019.

During the years ended December 31, 2018 and 2017, the Company received net proceeds of approximately $245,000 and $63,000, respectively, upon the exercise of stock options, and the total intrinsic value of exercised options during such periods was $6,000 and $881,000, respectively. There were no stock options issued or outstanding during the year ended December 31, 2019.

18.    Employee Benefit Plans and Incentive Compensation Program

Defined Contribution 401(k) Plan

BBX Capital and its subsidiaries sponsor four Employee Retirement Plans under Internal Revenue Code Section 401(k). Although there are variations in the eligibility requirements under such plans, employees who have completed 90 days of service and have reached the age of 21 are generally eligible to participate in the Company’s 401(k) plans. For the year ending December 31, 2019, an eligible employee under the plan was entitled to contribute up to $19,000, while an eligible employee over 50 years of age was entitled to contribute up to $25,000. During the years ended December 31, 2019, 2018, and 2017, the Company generally matched 100% of the first 3% of employee contributions and 50% of the next 2% of employee contributions, and the match amounts generally vested immediately. Further, Bluegreen may make additional discretionary matching contributions to its plan not to exceed 4% of each participant’s compensation. For the years ended December 31, 2019, 2018, and 2017, the Company recorded expense for contributions to the 401(k) plans totaling approximately $6.2 million,  $5.6 million, and $5.7 million, respectively.

19.    Common Stock and Redeemable 5% Cumulative Preferred Stock

Common Stock

BBX Capital’s Articles of Incorporation authorize the Company to issue both Class A Common Stock, par value $.01 per share, and Class B Common Stock, par value $.01 per share. Under Florida law and the Company’s Articles of Incorporation, holders of Class A Common Stock and Class B Common Stock vote together as a single class on most matters presented to a vote of the Company’s shareholders. On such matters, holders of Class A Common Stock are entitled to one vote for each share held, with all holders of Class

A Common Stock possessing in the aggregate 22% of the total voting power, while holders of Class B Common Stock possess the remaining 78% of the total voting power. If the number of shares of Class B Common Stock outstanding decreases to 1,800,000 shares, the Class A Common Stock’s aggregate voting power will increase to 40%, and the Class B Common Stock will have the remaining 60%. If the number of shares of Class B Common Stock outstanding decreases to 1,400,000 shares, the Class A Common Stock’s aggregate voting power will increase to 53%, and the Class B Common Stock will have the remaining 47%. These relative voting percentages will remain fixed unless the number of shares of Class B Common Stock outstanding decreases to 500,000 shares or less, at which time the fixed voting percentages will be eliminated, and holders of Class A Common Stock and holders of Class B Common Stock would then each be entitled to one vote per share held. Each share of Class B Common Stock is convertible into one share of Class A Common Stock at any time at the option of the holder. The percentage of total common equity represented by Class A and Class B common stock was 83% and 17%, respectively, at December 31, 2019.

Share Repurchase Program

In September 2009, BBX Capital’s board of directors approved a share repurchase program which authorized the repurchase of up to 20,000,000 shares of BBX Capital’s Class A and Class B Common Stock at an aggregate cost of no more than $10.0 million. Under this program, BBX Capital repurchased 1.0 million shares of its Class A Common Stock for approximately $6.2 million  during April 2017.

In June 2017, BBX Capital’s board of directors approved a share repurchase program which replaced the September 2009 share repurchase program and authorizes the repurchase of up to 5,000,000 shares of BBX Capital’s Class A Common Stock and Class B Common Stock at an aggregate cost of up to $35.0 million. During the years ended December 31, 2019, 2018 and 2017, BBX Capital repurchased 3,228,890, 1,200,000 and 321,593 shares, respectively, of its Class A Common Stock for approximately $15.4 million, $7.6 million and $2.4 million, respectively. As of December 31, 2019,  249,517 shares of the Company’s Class A or Class B Common Stock remain available to be repurchased under the June 2017 share repurchase program.

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

Redeemable 5% Cumulative Preferred Stock

BBX Capital’s shares of mandatorily redeemable 5% Cumulative Preferred Stock were redeemable at its option at a redemption price of $1,000 per share and were classified as a liability in the Company’s consolidated statements of financial condition while such shares were outstanding due to the mandatory redemption feature.

In December 2013, the Company made a $5.0 million loan to the holders of the 5% Cumulative Preferred Stock and in March 2018, the Company redeemed 5,000 shares of the 5% Cumulative Preferred Stock in exchange for the cancellation of the $5.0 million loan to the holders of the 5% Cumulative Preferred Stock.

In December 2019, the Company redeemed the remaining 10,000 shares of the 5% Cumulative Preferred Stock at their stated value of $10.0 million.

For the years ended December 31, 2019, 2018, and 2017, the Company recorded interest expense related to the 5% Cumulative Preferred Stock of $1.0 million,  $1.1 million, and $1.2 million, respectively, in its consolidated statements of operations and comprehensive income.

20.    Noncontrolling Interests and Redeemable Noncontrolling Interest

Noncontrolling interests in the Company’s consolidated subsidiaries consisted of the following (in thousands):

	December 31,
	2019	2018
Bluegreen (1)	$39,740	41,478
Bluegreen / Big Cedar Vacations (2)	49,534	45,611
Joint ventures and other	1,001	899
Total noncontrolling interests	$90,275	87,988

The redeemable noncontrolling interest included in the Company’s consolidated statements of financial condition as of December 31, 2019 and 2018 was $4.0 million and $2.6 million, respectively, which is comprised of the 9.6% of IT’SUGAR’s Class B Units that are held by a noncontrolling interest and may be redeemed for cash at the holder’s option upon a contingent event that is outside of the Company’s control.

Income (loss) attributable to noncontrolling interests, including redeemable noncontrolling interests, consisted of the following (in thousands):

	For the Years Ended December 31,
	2019	2018	2017
Bluegreen (1)	$3,363	8,566	5,639
Bluegreen / Big Cedar Vacations (2)	11,273	12,390	12,760
Joint ventures and other	(224)	(265)	(21)
Net income attributable to noncontrolling interests	$14,412	20,691	18,378

(1)

As a result of Bluegreen’s IPO during the fourth quarter of 2017 and subsequent share repurchases in 2018 and 2019, the Company owns 90.5% of Bluegreen. Bluegreen was a wholly-owned subsidiary of the Company prior to the Bluegreen IPO.

(2)	Bluegreen has a joint venture arrangement pursuant to which it owns 51% of Bluegreen/Big Cedar Vacations.

21.    Earnings Per Common Share

The table below sets forth the computations of basic and diluted earnings per common share (in thousands, except per share data):

	For the Years Ended December 31,
	2019	2018	2017
Basic earnings per common share
Numerator:
Net income	$32,103	55,793	102,303
Less: Net income attributable to noncontrolling interests	14,412	20,691	18,378
Net income available to shareholders	$17,691	35,102	83,925
Denominator:
Basic - weighted average number of common share outstanding	92,628	95,298	98,745
Basic earnings per common share	$0.19	0.37	0.85
Diluted earnings per common share
Numerator:
Net income available to shareholders	$17,691	35,102	83,925
Denominator:
Basic weighted average number of common shares outstanding	92,628	95,298	98,745
Effect of dilutive restricted stock awards	1,026	2,562	5,171
Diluted weighted average number of common shares outstanding	93,654	97,860	103,916
Diluted earnings per common share	$0.19	0.36	0.81

During the year ended December 31, 2019, approximately 2,506,876 shares of unvested restricted stock awards were not included in the computation of diluted earnings per share because such awards were assumed to be fully repurchased under the treasury stock method based on the unrecognized compensation cost associated with such awards. During the years ended December 31, 2018 and 2017, there were no unvested restricted stock awards that were excluded from the computation of diluted earnings per share for such periods. During the year ended December 31, 2017, options to acquire 27,346 shares of Class A Common Stock were anti-dilutive.

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

The accounting guidance for fair value measurements defines an input fair value hierarchy that has three broad levels and gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The input fair value hierarchy is summarized below:

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

There were no material assets or liabilities measured at fair value on a recurring or nonrecurring basis in the Company’s consolidated financial statements as of December 31, 2019 and 2018.

Financial Disclosures about Fair Value of Financial Instruments

The tables below set forth information related to the Company’s consolidated financial instruments (in thousands):

			Fair Value Measurements Using
			Quoted prices
	Carrying		in Active	Significant
	Amount	Fair Value	Markets	Other	Significant
	As of	As of	for Identical	Observable	Unobservable
	December 31,	December 31,	Assets	Inputs	Inputs
	2019	2019	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$356,604	356,604	356,604	—	—
Restricted cash	50,266	50,266	50,266	—	—
Notes receivable, net	449,162	587,000	—	—	587,000
Financial liabilities:
Receivable-backed notes payable	$422,815	440,900	—	—	440,900
Notes payable and other borrowings	188,731	194,069	—	—	194,069
Junior subordinated debentures	137,254	146,000	—	—	146,000

			Fair Value Measurements Using
			Quoted prices
	Carrying		in Active	Significant
	Amount	Fair Value	Markets	Other	Significant
	As of	As of	for Identical	Observable	Unobservable
	December 31,	December 31,	Assets	Inputs	Inputs
	2018	2018	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$366,305	366,305	366,305	—	—
Restricted cash	54,792	54,792	54,792	—	—
Notes receivable, net	439,167	537,000	—	—	537,000
Financial liabilities:
Receivable-backed notes payable	$458,931	462,400	—	—	462,400
Notes payable and other borrowings	200,887	203,547	—	—	203,547
Junior subordinated debentures	136,425	132,400	—	—	132,400
Redeemable 5% cumulative preferred stock	9,472	9,538	—	—	9,538

Management has made estimates of fair value that it believes to be reasonable. However, because there is no active market for many of these financial instruments, the fair values of these financial instruments have been derived using the income approach technique with Level 3 unobservable inputs. Estimates used in net present value financial models rely on assumptions and judgments regarding issues in which the outcome is unknown, and actual results or values may differ significantly from these estimates. These fair value estimates do not consider the tax effect that would be associated with the disposition of the assets or liabilities at their fair value estimates. As such, the estimated value upon sale or disposition of the asset may not be received, and the estimated value upon disposition of the liability in advance of its scheduled maturity may not be paid.

The amounts reported in the consolidated statements of financial condition for cash and cash equivalents and restricted cash approximate fair value.

The fair values of Bluegreen’s notes receivable were measured using Level 3 inputs and are based on estimated future cash flows considering contractual payments and estimates of prepayments and defaults, discounted at a market rate.

The amounts reported in the consolidated statements of financial condition relating to Bluegreen’s notes payable and other borrowings, as well as Bluegreen’s receivable-backed notes payable, approximate fair value for indebtedness that provides for variable interest rates. The fair values of Bluegreen’s fixed rate, receivable-backed notes payable were measured using Level 3 inputs by discounting the net cash outflows estimated to be used to repay the debt. These obligations are to be satisfied using the proceeds from the consumer loans that secure the obligations.

The fair values of the Company’s Community Development Bonds, which are included in notes payable and other borrowings above, were measured using the market approach with Level 3 inputs obtained based on estimated market prices of similar financial instruments.

The fair values of the Company’s notes payable and other borrowings (other than Bluegreen’s notes payable and other borrowings and Community Development Bonds above) were measured using the income approach with Level 3 inputs by discounting the forecasted cash outflows associated with the debt using estimated market discount rates.

The fair values of the Company’s junior subordinated debentures were measured using the income approach with Level 3 by discounting the contractual cash outflows associated with the debt using estimated market discount rates or using the market approach based on market price quotes from the over-the-counter bond market.

The fair value of the Company’s 5% Cumulative Preferred Stock, which is subject to mandatory redemption, was measured using the income approach with Level 3 inputs by discounting the forecasted cash outflows using estimated market discount rates.

23.    Certain Relationships and Related Party Transactions

The Company may be deemed to be controlled by Alan B. Levan, the Company’s Chairman and Chief Executive Officer, and John E. Abdo, the Company’s Vice Chairman. Together, Mr. Alan Levan and Mr. Abdo may be deemed to beneficially own shares of the Company’s Class A Common Stock and Class B Common Stock representing approximately 78% of the Company’s total voting power. Mr. Alan Levan and Mr. Abdo also serve as Chairman and Vice Chairman, respectively, of Bluegreen’s board of directors, and effective January 1, 2020, Mr. Alan Levan also became Bluegreen’s President and Chief Executive Officer. Jarett S. Levan, the Company’s President and son of Alan Levan, and Seth M. Wise, the Company’s Executive Vice President, also serve as directors of the Company and Bluegreen.

Woodbridge is a wholly-owned subsidiary of BBX Capital and owns 90.5% of Bluegreen as of December 31, 2019.

During the years ended December 31, 2019, 2018, and 2017, Bluegreen paid or reimbursed the Company $1.7 million,  $1.6 million, and $1.5 million, respectively, for management advisory, risk management, administrative, and other services. In addition, during the years ended December 31, 2019, 2018, and 2017, the Company received dividends from Bluegreen of $43.0 million,  $40.4 million, and $40.0 million, respectively. These amounts are eliminated in consolidation in the Company’s consolidated financial statements.

In April 2015, pursuant to a Loan Agreement and Promissory Note, a wholly-owned subsidiary of Bluegreen provided an $80.0 million loan to BBX Capital. Amounts outstanding on the loan bore interest at a rate of 10% per annum until July 2017, when the interest rate was reduced to 6% per annum. Payments of interest are required on a quarterly basis, and all outstanding amounts under the loan are due and payable in April 2020. BBX Capital is permitted to prepay the loan in whole or in part at any time, and prepayments will be required, to the extent necessary, in order for Bluegreen or its subsidiaries to remain in compliance with covenants under outstanding indebtedness. During the years ended December 31, 2019, 2018, and 2017, BBX Capital paid interest expense on the loan of $4.8 million, $4.8 million, and $6.4 million, respectively. The interest expense is eliminated in consolidation in the Company’s consolidated financial statements.

In May 2015, the Company, BCC, Woodbridge, Bluegreen, Renin, and their respective subsidiaries entered into an Agreement to Allocate Consolidated Income Tax Liability and Benefits pursuant to which, among other customary terms and conditions, the parties agreed to file consolidated federal tax returns. Under the agreement, the parties calculate their respective income tax liabilities and attributes as if each of them were a separate filer. If any tax attributes of one party to the agreement are used by another party to the agreement to such other party’s tax liability, the party providing the benefit will receive an amount for the tax benefits realized. During the years ended December 31, 2019, 2018, and 2017, Bluegreen paid the Company $13.0 million,  $23.1 million, and $39.3 million, respectively, pursuant to this agreement. During the year ended December 31, 2019, BBX Capital received $1.0 million from Renin pursuant to the agreement. These amounts are eliminated in consolidation in the Company’s consolidated financial statements.

During each of the years ended December 31, 2019, 2018 and 2017, the Company paid Abdo Companies, Inc. approximately $306,000 in exchange for certain management services. John E. Abdo, the Company’s Vice Chairman, is the principal shareholder and Chief Executive Officer of Abdo Companies, Inc.

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

The information provided for segment reporting is obtained from internal reports utilized by the Company’s CODM, and the presentation and allocation of assets and results of operations may not reflect the actual economic costs of the segments as standalone businesses. If a different basis of allocation were utilized, the relative contributions of the segments might differ, but the relative trends in the segments’ operating results would, in management’s view, likely not be impacted.

During the fourth quarter of 2019, the Company reorganized its operating businesses in the confectionery industry under BBX Sweet Holdings, including the centralization of various management and back office activities. In connection with these organizational changes, the Company’s CODM determined that he would manage the operations of the Company’s investments in the confectionery industry, including making decisions related to the allocation of resources to such investments, based on the consolidated activities and results of BBX Sweet Holdings, and the Company’s internal management reports were modified to present the consolidated performance of BBX Sweet Holdings to the Company’s CODM. As a result, the Company determined that it was appropriate to report the operations of BBX Sweet Holdings as a separate reportable segment together with the Company’s three other reportable segments as follows: Bluegreen, BBX Capital Real Estate, BBX Sweet Holdings and Renin. The Company’s segment information for the years ended December 31, 2018 and 2017 has been updated retrospectively to conform to the current presentation.

See Note 1 for a description of the Company’s reportable segments.

In the segment information for the years ended December 31, 2019, 2018 and 2017, amounts set forth in the column entitled “Other” include the Company’s investments in various operating businesses, including its pizza restaurant operations as a franchisee of MOD Pizza and a controlling financial interest in a restaurant acquired in connection with a loan receivable default. As described in Note 1, the Company exited its pizza restaurant operations as a franchisee of MOD Pizza in September 2019. The amounts set forth in the column entitled “Reconciling Items and Eliminations” include unallocated corporate general and administrative expenses, interest expense associated with Woodbridge’s junior subordinated debentures and BBX Capital’s $50.0 million revolving line of credit, and elimination entries.

The Company evaluates segment performance based on segment income before income taxes.

The table below sets forth the Company’s segment information as of and for the year ended December 31, 2019 (in thousands):

	Bluegreen	BBX Capital Real Estate	BBX Sweet Holdings	Renin	Other	Reconciling Items and Eliminations	Segment Total
Revenues:
Sales of VOIs	$255,375	—	—	—	—	—	255,375
Fee-based sales commissions	207,832	—	—	—	—	—	207,832
Other fee-based services	125,244	—	—	—	—	—	125,244
Cost reimbursements	63,889	—	—	—	—	—	63,889
Trade sales	—	—	105,406	67,537	13,420	(26)	186,337
Sales of real estate inventory	—	5,049	—	—	—	—	5,049
Interest income	87,902	750	56	—	104	(2,486)	86,326
Net gains on sales of real estate assets	—	13,616	—	—	—	—	13,616
Other revenue	—	1,619	324	—	2,233	(973)	3,203
Total revenues	740,242	21,034	105,786	67,537	15,757	(3,485)	946,871
Costs and expenses:
Cost of VOIs sold	21,845	—	—	—	—	—	21,845
Cost of other fee-based services	86,940	—	—	—	—	—	86,940
Cost reimbursements	63,889	—	—	—	—	—	63,889
Cost of trade sales	—	—	67,703	54,243	5,800	(26)	127,720
Cost of real estate inventory sold	—	2,643	—	—	—	—	2,643
Interest expense	39,538	—	196	498	27	5,523	45,782
Recoveries from loan losses, net	—	(5,428)	—	—	—	—	(5,428)
Impairment losses	—	47	142	—	6,749	—	6,938
Selling, general and administrative expenses	468,856	9,144	43,203	11,066	12,282	41,135	585,686
Total costs and expenses	681,068	6,406	111,244	65,807	24,858	46,632	936,015
Equity in net earnings of unconsolidated real estate joint ventures	—	37,898	—	—	—	—	37,898
Other (expense) income	(910)	170	336	153	15	318	82
Foreign exchange loss	—	—	—	(75)	—	—	(75)
Income (loss) before income taxes	$58,264	52,696	(5,122)	1,808	(9,086)	(49,799)	48,761
Total assets	$1,360,018	145,891	167,284	32,320	10,768	74,690	1,790,971
Expenditures for property and equipment	$24,475	4	9,441	517	1,129	22	35,588
Depreciation and amortization	$14,114	93	5,565	1,202	770	421	22,165
Debt accretion and amortization	$4,878	125	226	27	—	299	5,555
Cash and cash equivalents	$190,009	13,776	6,314	—	668	145,837	356,604
Equity method investments	$—	57,330	—	—		—	57,330
Goodwill	$—	—	35,521	—	1,727	—	37,248
Receivable-backed notes payable	$422,815	—	—	—	—	—	422,815
Notes payable and other borrowings	$146,160	31,877	3,810	6,825	224	(165)	188,731
Junior subordinated debentures	$72,081	—	—	—	—	65,173	137,254

The table below sets forth the Company’s segment information as of and for the year ended December 31, 2018 (in thousands):

	Bluegreen	BBX Capital Real Estate	BBX Sweet Holdings	Renin	Other	Reconciling Items and Eliminations	Segment Total
Revenues:
Sales of VOIs	$254,225	—	—	—	—	—	254,225
Fee-based sales commissions	216,422	—	—	—	—	—	216,422
Other fee-based services	118,024	—	—	—	—	—	118,024
Cost reimbursements	62,534	—	—	—	—	—	62,534
Trade sales	—	—	101,187	68,417	9,903	(21)	179,486
Sales of real estate inventory	—	21,771	—	—	—	—	21,771
Interest income	85,914	2,277	61	—	87	(2,838)	85,501
Net gains on sales of real estate assets	—	4,563	—	—	—	—	4,563
Other revenue	—	2,541	10	—	1,869	(1,048)	3,372
Total revenues	737,119	31,152	101,258	68,417	11,859	(3,907)	945,898
Costs and expenses:
Cost of VOIs sold	23,813	—	—	—	—	—	23,813
Cost of other fee-based services	72,968	—	—	—	—	—	72,968
Cost reimbursements	62,534	—	—	—	—	—	62,534
Cost of trade sales	—	—	65,829	55,483	4,349	(21)	125,640
Cost of real estate inventory sold	—	14,116	—	—	—	—	14,116
Interest expense	34,709	—	308	638	7	6,413	42,075
Recoveries from loan losses, net	—	(8,653)	—	—	—	—	(8,653)
Impairment losses	—	571	4,147	—	—	—	4,718
Reimbursements of litigation costs and penalty	—	—	—	—	—	(600)	(600)
Selling, general and administrative expenses	415,403	9,210	46,130	9,903	11,680	45,486	537,812
Total costs and expenses	609,427	15,244	116,414	66,024	16,036	51,278	874,423
Equity in net earnings of unconsolidated real estate joint ventures	—	14,194	—	—	—	—	14,194
Other income (expense)	1,201	112	170	—	(1)	213	1,695
Foreign exchange gain	—	—	—	68	—	—	68
Income (loss) before income taxes	$128,893	30,214	(14,986)	2,461	(4,178)	(54,972)	87,432
Total assets	$1,346,467	165,109	83,618	32,354	20,187	57,285	1,705,020
Expenditures for property and equipment	$32,539	318	6,254	796	5,428	215	45,550
Depreciation and amortization	$12,392	374	5,897	1,159	671	501	20,994
Debt accretion and amortization	$4,212	3	201	17	—	312	4,745
Cash and cash equivalents	$219,408	16,103	5,328	—	7,681	117,785	366,305
Equity method investments	$—	64,738	—	—		—	64,738
Goodwill	$—	—	35,521	—	1,727	—	37,248
Receivable-backed notes payable	$458,931	—	—	—	—	—	458,931
Notes payable and other borrowings	$133,391	27,333	2,046	8,117	—	30,000	200,887
Junior subordinated debentures	$71,323	—	—	—	—	65,102	136,425

The table below sets forth the Company’s segment information as of and for the year ended December 31, 2017 (in thousands):

	Bluegreen	BBX Capital Real Estate	BBX Sweet Holdings	Renin	Other	Reconciling Items and Eliminations	Segment Total
Revenues:
Sales of VOIs	$242,017	—	—	—	—	—	242,017
Fee-based sales commissions	229,389	—	—	—	—	—	229,389
Other fee-based services	111,819	—	—	—	—	—	111,819
Cost reimbursements	52,639	—	—	—	—	—	52,639
Trade sales	—	—	72,899	68,935	251	—	142,085
Interest income	86,876	2,225	40	—	36	(5,469)	83,708
Net gains on sales of real estate assets	—	1,451	—	—	—	—	1,451
Other revenue	—	4,997	7	—	1,256	(599)	5,661
Total revenues	722,740	8,673	72,946	68,935	1,543	(6,068)	868,769
Costs and expenses:
Cost of VOIs sold	17,679	—	—	—	—	—	17,679
Cost of other fee-based services	64,560	—	—	—	—	—	64,560
Cost reimbursements	52,639	—	—	—	—	—	52,639
Cost of trade sales	—	—	51,975	54,941	419	—	107,335
Interest expense	29,977	—	335	509	—	4,384	35,205
Recoveries from loan losses, net	—	(7,546)	—	—	—	—	(7,546)
Impairment losses	—	1,696	5,786	—	—	—	7,482
Net gains on cancellation of junior subordinated debentures	—	—	—	—	—	(6,929)	(6,929)
Reimbursements of litigation costs and penalty	—	—	—	—		(13,169)	(13,169)
Selling, general and administrative expenses	421,199	11,127	31,703	11,112	4,065	52,855	532,061
Total costs and expenses	586,054	5,277	89,799	66,562	4,484	37,141	789,317
Equity in net earnings of unconsolidated real estate joint ventures	—	12,541	—	—	—	—	12,541
Other income	312	148	72	—	269	—	801
Foreign exchange loss	—	—	—	(193)	—	—	(193)
Income (loss) before income taxes	$136,998	16,085	(16,781)	2,180	(2,672)	(43,209)	92,601
Total assets	$1,231,481	166,548	92,587	36,189	11,940	66,936	1,605,681
Expenditures for property and equipment	$14,115	308	2,246	2,786	2,518	72	22,045
Depreciation and amortization	$9,632	581	4,080	1,000	112	644	16,049
Debt accretion and amortization	$4,478	—	55	—	—	149	4,682
Cash and cash equivalents	$197,337	8,636	10,160	863	7,099	138,431	362,526
Equity method investments	$—	51,234	—	—		—	51,234
Goodwill	$—	—	39,482	—	—	—	39,482
Receivable-backed notes payable	$421,118	—	—	—	—	—	421,118
Notes payable and other borrowings	$100,194	24,215	6,815	12,890	—	—	144,114
Junior subordinated debentures	$70,384	—	—	—	—	65,030	135,414

25.    Selected Quarterly Results (Unaudited)

The following tables summarize the results of operations for each fiscal quarter during the years ended December 31, 2019 and 2018 (in thousands except for per share data):

	First	Second	Third	Fourth
2019	Quarter	Quarter	Quarter	Quarter	Total
Revenues (1)	$217,352	245,693	249,613	234,213	946,871
Costs and expenses (1)	211,491	265,674	239,237	219,613	936,015
	5,861	(19,981)	10,376	14,600	10,856
Equity in net (loss) earnings of unconsolidated real estate joint ventures	(17)	8,759	28,534	622	37,898
Other income (expense)	513	2,289	2,272	(4,992)	82
Foreign exchange gains (losses)	5	(29)	—	(51)	(75)
Income (loss) before income taxes	6,362	(8,962)	41,182	10,179	48,761
(Provision) benefit for income taxes	(1,724)	1,338	(14,682)	(1,590)	(16,658)
Net income (loss)	4,638	(7,624)	26,500	8,589	32,103
Less: Net income attributable to noncontrolling interests	3,139	4,024	4,112	3,137	14,412
Net income (loss) attributable to shareholders	1,499	(11,648)	22,388	5,452	17,691
Basic earnings (loss) per common share	$0.02	(0.12)	0.24	0.06	0.19
Diluted earnings (loss) per common share	$0.02	(0.12)	0.24	0.06	0.19
Basic weighted average number of common shares outstanding	93,220	93,207	92,587	91,497	92,628
Diluted weighted average number of common and common equivalent shares outstanding	94,487	93,207	94,059	91,572	93,654

	First	Second	Third	Fourth
2018	Quarter	Quarter	Quarter	Quarter	Total
Revenues	$217,771	242,410	253,873	231,844	945,898
Costs and expenses	197,072	221,607	236,125	219,619	874,423
	20,699	20,803	17,748	12,225	71,475
Equity in net earnings (loss) of unconsolidated real estate joint ventures	1,280	(488)	373	13,029	14,194
Other income	271	816	530	78	1,695
Foreign exchange gains (losses)	52	(37)	76	(23)	68
Income before income taxes	22,302	21,094	18,727	25,309	87,432
Provision for income taxes	(6,600)	(8,655)	(6,742)	(9,642)	(31,639)
Net income	15,702	12,439	11,985	15,667	55,793
Less: Net income attributable to noncontrolling interests	4,560	5,958	5,806	4,367	20,691
Net income attributable to shareholders	11,142	6,481	6,179	11,300	35,102
Basic earnings per common share	$0.11	0.07	0.07	0.12	0.37
Diluted earnings per common share	$0.11	0.07	0.06	0.12	0.36
Basic weighted average number of common shares outstanding	99,652	94,390	93,193	94,042	95,298
Diluted weighted average number of common and common equivalent shares outstanding	102,628	97,779	96,576	95,041	97,860

 (1) During the fourth quarter of 2019, the prior 2019 quarterly revenue and operating expense amounts were reclassified for consistency to conform to the fourth quarter 2019 presentation.

26.   Subsequent Events

Subsequent events have been evaluated through the date the financial statements were available to be issued.  As of such date, other than described elsewhere herein, there were no subsequent events identified that required recognition or disclosure.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) to make known material information concerning the Company, including its subsidiaries, to those officers who certify our financial reports and to other members of our senior management. As of December 31, 2019, our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. As of December 31, 2019, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework – 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Grant Thornton LLP, our independent registered public accounting firm, has audited our internal control over financial reporting as of December 31, 2019 and has issued an attestation report on our internal control over financial reporting, which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

BBX Capital Corporation

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of BBX Capital Corporation (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2019, and our report dated March 13, 2020 expressed an unqualified opinion on those financial statements.

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

March 13, 2020

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

The remaining information required by Items 10 through 14 of Part III of Form 10-K will be provided by incorporating such information by reference to our Definitive Proxy Statement on Schedule 14A relating to our 2020 Annual Meeting of Shareholders in the event it is filed with the Securities and Exchange Commission by no later than 120 days after December 31, 2019. Alternatively, we may provide the information required by Items 10 through 14 of Part III of Form 10-K in an amendment to this Annual Report on Form 10-K under cover of Form 10-K/A, in which case such amendment will be filed with the Securities and Exchange Commission by the end of such 120 day period.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a)	Documents Filed as Part of this Report:

1)	Financial Statements

The following consolidated financial statements of BBX Capital Corporation and its subsidiaries are included herein under Part II, Item 8 of this Report.

Reports of Independent Registered Public Accounting Firm.

Consolidated Statements of Financial Condition as of December 31, 2019 and 2018.

Consolidated Statements of Operations and Comprehensive Income for each of the years in the three year period ended December 31, 2019.

Consolidated Statements of Changes in Equity for each of the years in the three year period ended December 31, 2019.

Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 2019.

Notes to Consolidated Financial Statements.

2)	Financial Statement Schedules

All schedules are omitted as the required information is either not applicable or presented in the financial statements or related notes.

3)	Exhibits

The following exhibits are either filed as a part of or furnished with this report or are incorporated herein by reference to documents previously filed as indicated below:

Exhibit
Number	Description	Reference
2.1	Agreement and Plan of Merger, dated July 27, 2016, by and among the Company, BBX Merger Subsidiary LLC and BBX Capital Corporation	Exhibit 2.1 to Registrant's Current Report on Form 8-K filed on July 28, 2016
2.2	Letter Agreement, dated October 20, 2016, amending the Agreement and Plan of the Merger, dated as of July 27, 2016 by and among the Company, BBX Merger Subsidiary LLC and BBX Capital Corporation	Exhibit 2.1 to Registrant's Current Report on Form 8-K filed on October 20, 2016
3.1	Amended and Restated Articles of Incorporation, effective October 8, 1997	Exhibit 3.1 of Registrant’s Registration Statement on Form 8-A filed October 16, 1997
3.2	Amendment to the Amended and Restated Articles of Incorporation, effective June 18, 2002	Exhibit 4 of Registrant’s Current Report on Form 8-K filed June 27, 2002
3.3	Amendment to the Amended and Restated Articles of Incorporation, effective April 15, 2003	Appendix B of Registrant’s Definitive Proxy Statement on Schedule 14A filed April 18, 2003
3.4	Amendment to the Amended and Restated Articles of Incorporation, effective February 7, 2005	Appendix A of Registrant’s Definitive Information Statement on Schedule 14C filed January 18, 2005
3.5	Amendment to the Amended and Restated Articles of Incorporation, effective June 22, 2004, as amended on December 17, 2008	Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed December 18, 2008
3.6	Amendment to the Amended and Restated Articles of Incorporation, effective May 19, 2009	Appendix A of Registrant’s Definitive Proxy Statement on Schedule 14A filed April 29, 2009
3.7	Amendment to the Amended and Restated Articles of Incorporation, effective September 21, 2009	Annex D of the Joint Proxy Statement/Prospectus that forms a part of Amendment No. 1 to Registrant’s Registration Statement on Form S-4 filed August 14, 2009
3.8	Amendment to the Amended and Restated Articles of Incorporation, effective September 21, 2009	Exhibit 3.8 of Registrant’s Current Report on Form 8-K filed September 25, 2009
3.9	Amendment to the Amended and Restated Articles of Incorporation, effective December 19, 2013	Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed December 23, 2013
3.10	Amendment to the Amended and Restated Articles of Incorporation, effective January 30, 2017	Exhibit A of the Registrant’s Definitive Information Statement on Schedule 14C filed January 9, 2017
3.11	Bylaws, as amended	Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed February 12, 2015
4.1	Specimen Class A Common Stock Certificate	Exhibit 4.1 of Registrant's Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 15, 2017
4.2	Specimen Class B Common Stock Certificate	Exhibit 4.2 of Registrant's Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 15, 2017
4.3	Description of Registrant’s Securities	Filed with this Report
10.1	BFC Financial Corporation 2014 Stock Incentive Plan, as amended	Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed April 24, 2015
10.2	BFC Financial Corporation 2005 Stock Incentive Plan, as amended	Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed November 21, 2012
10.3	BBX Capital 2005 Restricted Stock and Option Plan, as amended	Exhibit 10.3 of Registrant's Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 15, 2017
10.4	BBX Capital 2014 Stock Incentive Plan, as amended	Exhibit 10.4 of Registrant's Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 15, 2017
10.5	BBX Capital 2014 Incentive Plan, as amended	Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed April 21, 2017
10.6	BBX Capital 2014 Incentive Plan, as amended	Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 16, 2018
10.61	BBX Capital 2014 Incentive Plan, as amended	Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 15, 2019
10.7	Employment agreement between Alan B. Levan and BFC Financial Corporation	Exhibit 10.1 of Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed on November 14, 2012
10.8	Employment agreement between John E. Abdo and BFC Financial Corporation	Exhibit 10.2 of Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed on November 14, 2012
10.9	Employment agreement between Seth M. Wise and BFC Financial Corporation	Exhibit 10.3 of Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed on November 15, 2012
10.10	Employment agreement between Jarett S. Levan and BFC Financial Corporation	Exhibit 10.5 of Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed on November 15, 2012
10.11	Employment agreement between Ray S. Lopez and BFC Financial Corporation	Exhibit 10.1 of Registrants Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed on May 8, 2015

10.12	Employment agreement between Alan B. Levan and BBX Capital Corporation	Exhibit 10.10 of Registrant's Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 15, 2017
10.13	Employment agreement between John E. Abdo and BBX Capital Corporation	Exhibit 10.11 of Registrant's Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 15, 2017
10.14	Employment agreement between Jarett S. Levan and BBX Capital Corporation	Exhibit 10.12 of Registrant's Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 15, 2017
10.15	Employment agreement between Seth M. Wise and BBX Capital Corporation	Exhibit 10.13 of Registrant's Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 15, 2017
10.16	Employment agreement between Ray S. Lopez and BBX Capital Corporation	Exhibit 10.14 of Registrant's Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 15, 2017
10.17	Tax Sharing Agreement dated as of May 8, 2015, by and among BFC Financial Corporation, BBX Capital and Bluegreen	Exhibit 10.2 of Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed on May 8, 2015
10.18	Loan Agreement and Promissory Note, dated April 17, 2015, between BFC Financial Corporation and Bluegreen Specialty Finance, LLC	Exhibit (b)(1) to Amendment No. 2 of the Schedule TO-T filed by Registrant with the Securities and Exchange Commission on April 17, 2015
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
10.83

Second Amended and Restated Credit Agreement dated as of October 23, 2019, by and among Bluegreen Vacations Corporation, as Borrower, the Guarantors from time to time party, the Lenders from time to time party, and Fifth Third Bank, as Administrative Agent and L/C Issuer.

Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on October 29, 2019

10.84

Second Amended and Restated Security Agreement, dated as of October 23, 2019, by and among Bluegreen Vacations Corporation, as Borrower, Bluegreen Vacations Unlimited, Inc., Bluegreen Resorts Management, Inc., Bluegreen Nevada, LLC, Bluegreen Louisiana, LLC, Bluegreen New Jersey, LLC and TFRI 2013-1 LLC and each other guarantor party from time to time, as Grantors, and Fifth Third Bank, as Administrative Agent

Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on October 29, 2019
10.85	Pledge Agreement, dated as of October 23, 2019, by and among Bluegreen Vacations Corporation, as Pledgor, in favor of Fifth Third Bank, as Administrative Agent	Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on October 29, 2019
10.86

Omnibus Amendment No. 2, dated as of December 27, 2019, by and among BXG Timeshare Trust I, Bluegreen Vacations Corporation, Vacation Trust, Inc., Concord Servicing Corporation, U.S. Bank National Association, KeyBank National Association and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main

Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on January 3, 2020
10.87

Loan Extension and Modification Agreement by and among BBX Capital, BBX Sweet Holdings, Food for Thought Restaurant Group-Florida, LLC, BBX Capital Florida, LLC and Woodbridge, collectively, as borrowers, and Iberiabank, as administrative agent and lender

Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on July 19, 2019
10.88	Amended and Restated Marketing and Promotions Agreement by and among Bass Pro and affiliates and Bluegreen and affiliates, dated as of December 31, 2007	Exhibit 10.1 of Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 filed on August 7, 2019
10.89	First Amendment to Amended and Restated Marketing and Promotions Agreement by and among Bass Pro and affiliates and Bluegreen and affiliates, dated as of June 26, 2010	Exhibit 10.2 of Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 filed on August 7, 2019
10.90	Second Amendment to Amended and Restated Marketing and Promotions Agreement by and among Bass Pro and affiliates and Bluegreen and affiliates, dated as of October 1, 2010	Exhibit 10.3 of Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 filed on August 7, 2019
10.91	Amended and Restated Operating Agreement of Bluegreen/Big Cedar Vacations, LLC, dated as of December 31, 2007	Exhibit 10.4 of Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 filed on August 7, 2019
10.92	First Amendment to Amended and Restated Operating Agreement of Bluegreen/Big Cedar Vacations, LLC, dated as of October 1, 2010	Exhibit 10.5 of Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 filed on August 7, 2019
10.93	Amendment No. 2 to Amended and Restated Operating Agreement of Bluegreen/Big Cedar Vacations, LLC, dated as of August 31, 2016	Exhibit 10.6 of Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 filed on August 7, 2019
10.94

Settlement Agreement and Amendment No. 3 to the Amended and Restated Marketing and Promotions Agreement, dated as of June 13, 2019, by and among Bluegreen Vacations Unlimited, Inc., Bass Pro, Inc., Big Cedar, L.L.C., and Bluegreen/Big Cedar Vacations, LLC

Exhibit 10.7 of Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 filed on August 7, 2019
21.1	Subsidiaries of the Registrant	Filed with this Report
23.1	Consent of Grant Thornton LLP	Filed with this Report
23.2	Consent of Berkowitz Pollack Brant Advisors and CPAs	Filed with this Report
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this Report
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this Report
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this Report
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this Report
99.1	Audited Consolidated Financial Statements of Altis at Bonterra – Hialeah, LLC and Subsidiary	Furnished with this Report
101.INS	XBRL Instance Document	Filed with this Report
101.SCH	XBRL Taxonomy Extension Schema Document	Filed with this Report
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed with this Report
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed with this Report
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed with this Report
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed with this Report

 Item 16.    Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BBX CAPITAL CORPORATION
March 13, 2020	By:	/s/ Alan B. Levan
Alan B. Levan, Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alan B. Levan		March 13, 2020
Alan B. Levan	Chairman of the Board and Chief Executive Officer

/s/ John E. Abdo		March 13, 2020
John E. Abdo	Vice Chairman of the Board

/s/ Jarett S. Levan		March 13, 2020
Jarett S. Levan	President and Director

/s/ Seth M. Wise		March 13, 2020
Seth M. Wise	Executive Vice President and Director

/s/ Raymond S. Lopez		March 13, 2020
Raymond S. Lopez	Executive Vice President and Chief Financial Officer

/s/Brett Sheppard		March 13, 2020
Brett Sheppard	Chief Accounting Officer

/s/Norman H. Becker		March 13, 2020
Norman H. Becker	Director

/s/Andrew R. Cagnetta, Jr		March 13, 2020
Andrew R. Cagnetta, Jr	Director

/s/Steven M. Coldren		March 13, 2020
Steven M. Coldren	Director

/s/ Darwin Dornbush		March 13, 2020
Darwin Dornbush	Director

/s/Willis N. Holcombe		March 13, 2020
Willis N. Holcombe	Director

/s/ Joel Levy		March 13, 2020
Joel Levy	Director

/s/ William Nicholson		March 13, 2020
William Nicholson	Director

/s/Tony P. Segreto		March 13, 2020
Tony P. Segreto	Director

/s/ Neil A. Sterling		March 13, 2020
Neil A. Sterling	Director

/s/Gregory A. Haile		March 13, 2020
Gregory A. Haile	Director