Form 10-K/A
BBX Capital Corp
filed 2020-04-29
CIK 315858

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

The number of shares outstanding of each of the registrant’s classes of common stock as of April 27, 2020 is as follows:

Class A Common Stock of $.01 par value, 78,106,148 shares outstanding.
Class B Common Stock of $.01 par value, 18,466,942 shares outstanding.

Documents Incorporated by Reference

None.

BBX CAPITAL CORPORATION

FORM 10-K/A TABLE OF CONTENTS

YEAR ENDED DECEMBER 31, 2019

EXPLANATORY NOTE

BBX Capital Corporation (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2020, solely to provide the remaining information required by Items 10-14 of Part III of Form 10-K.  Except as it relates to the provision of such information, this Amendment does not reflect subsequent events occurring after the original filing date of the 2019 Form 10-K or modify or update in any way disclosures made in the 2019 Form 10-K. For information regarding the impact of the COVID-19 pandemic on certain of the Company’s businesses and certain actions that have been taken in response to the pandemic, see the Company’s press release attached as Exhibit 99.1 to the Company’s Current Report on Form 8-K furnished with the SEC on March 31, 2020.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment also contains new certifications of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 or 308 of Regulation S-K promulgated by the SEC under the Exchange Act, paragraphs 3, 4 and 5 of the Section 302 certifications have been omitted.  In addition, because no financial statements are included in this Amendment, new certifications of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are not required to be included with this Amendment.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table lists the names and ages of the Company’s executive officers and directors, and their respective positions with the Company.

Name	Age	Position
Alan B. Levan	75	Chairman of the Board and Chief Executive Officer
John E. Abdo	76	Vice Chairman of the Board
Jarett S. Levan	46	President and Director
Seth M. Wise	50	Executive Vice President and Director
Raymond S. Lopez	45	Executive Vice President, Chief Financial Officer and Chief Risk Officer
Norman H. Becker	82	Director
Andrew R. Cagnetta, Jr.	55	Director
Steven M. Coldren	72	Director
Darwin Dornbush	90	Director
Gregory A. Haile	42	Director
Willis N. Holcombe	74	Director
Joel Levy	80	Director
William Nicholson	74	Director
Anthony P. Segreto	70	Director
Neil Sterling	68	Director

The following additional information is provided for each of the above-named individuals, including, with respect to each director, the specific experience, qualifications, attributes and/or skills of the director which, in the opinion of the Company’s Board of Directors, qualifies him to serve as a director and are likely to enhance the Board of Directors’ ability to manage and direct the Company’s business and affairs.  Under the Company’s Bylaws, each director serves for a term expiring at the Company’s next annual meeting of shareholders. Executive officers serve until they resign or are replaced or removed by the Board of Directors.  Except as set forth below, there is no family relationship between any of the directors or executive officers, and there is no arrangement or understanding between any director or executive officer and any other person pursuant to which the director or executive officer was selected.

Alan B. Levan formed the I.R.E. Group (predecessor to the Company) in 1972. From 1978 until December 2015, he served as Chairman, Chief Executive Officer and President of the Company or its predecessors. During February 2017, Mr. Alan Levan was reappointed as the Company’s Chairman and Chief Executive Officer and he continues to serve in such capacities. From December 2015 until his reappointment as the Company’s Chairman and Chief Executive Officer during February 2017, Mr. Alan Levan served as Founder and strategic advisor to the Company’s Board of Directors. Mr. Alan Levan has also served as Chairman of the Board of Bluegreen Vacations Corporation (“Bluegreen”) since May 2017 and from May 2002 to December 2015. In addition, effective January 1, 2020, Mr. Alan Levan was appointed Chief Executive Officer and President of Bluegreen. From May 2015 until February 2017, he served Bluegreen in a non-executive capacity. Bluegreen is a publicly traded company with common stock listed on the New York Stock Exchange (the “NYSE”). The Company currently holds approximately 93% of Bluegreen’s outstanding common stock. From 1994 until December 2015, Mr. Alan Levan was also Chairman and Chief Executive Officer of BBX Capital Corporation (formerly BankAtlantic Bancorp, Inc.) (together with its successor by merger, BBX Capital Florida LLC, “BCC”), which merged with and into a wholly owned subsidiary of the Company during December 2016 (the “BCC Merger”). He also served as Founder and strategic advisor to the

Board of Directors of BCC during that time and currently serves as its Chairman and Chief Executive Officer. In addition, Mr. Alan Levan served as Chairman of BankAtlantic, BCC’s former federal savings bank subsidiary, from 1987 until July 2012 when BCC sold BankAtlantic to BB&T Corporation (“BB&T”). Mr. Alan Levan also served as a director of Benihana Inc. (“Benihana”) until August 2012. The Company had a significant investment in Benihana until August 2012 when Benihana was acquired by Safflower Holdings Corp. The Company’s Board of Directors believes that Mr. Alan Levan is a strong operating executive and that his proven leadership skills enhance the Board and the Company. The Board also believes that Mr. Alan Levan’s positions at the Company and its subsidiaries provide the Board with critical insight regarding the business and prospects of the organization. Mr. Alan Levan is the father of Jarett S. Levan, a director and President of the Company.

John E. Abdo has served as Vice Chairman of the Company since 1993 and Vice Chairman of BCC since 1994. He has also served as Vice Chairman of the Board of Bluegreen since 2002, except for the period from December 2015 until August 2017, during which time he served as Acting Chairman of the Board of Bluegreen. Mr. Abdo served as Vice Chairman of BankAtlantic from 1987 until the completion of the sale of BankAtlantic to BB&T during July 2012. Mr. Abdo is also President of Abdo Companies, Inc., a member of the Board of Directors of the Performing Arts Center Authority (“PACA”) and the former 20-year President, and current member of the Investment Committee and Finance Committee, of the Broward Performing Arts Foundation. Mr. Abdo also served as a director of Benihana until August 2012, including serving as Vice Chairman of the Board of Benihana from 2009 through August 2012. The Company’s Board of Directors believes that it benefits from Mr. Abdo’s contributions to the Board, many of which are the result of his extensive experience as part of the Florida business community and his knowledge of the business and affairs of the Company and its subsidiaries based on his long history of service. The Board also believes that Mr. Abdo’s real estate background provides additional knowledge and perspective to the Board.

Jarett S. Levan serves as President of the Company. From December 2015 to February 2017, he also served as Acting Chairman and Chief Executive Officer of the Company. He has served as a member of the Company’s Board of Directors since September 2009 and was Executive Vice President of the Company from April 2011 until December 2015. Since August 2017, Mr. Jarett Levan has served as a director of Bluegreen. He is also the President of BCC, and served as its Acting Chairman and Chief Executive Officer from December 2015 until the completion of the BCC Merger in December 2016. Mr. Jarett Levan also served as a director of BCC since 1999 and was the Chief Executive Officer and President of BankAtlantic from January 2007 until July 2012 when BankAtlantic was sold to BB&T. Mr. Jarett Levan also serves as a director of Business for the Arts of Broward, the Broward Center for the Performing Arts, the Greater Fort Lauderdale Alliance, the Broward Workshop, the Broward College Foundation and is a member of the Ambassadors Board of Nova Southeastern University. The Company’s Board of Directors believes that Mr. Jarett Levan’s operating and management experience, including his positions with the Company’s subsidiaries and affiliates, allow him to provide insight to the Board with respect to the Company’s business and affairs. Mr. Jarett Levan is the son of Alan B. Levan, Chairman and Chief Executive Officer of the Company.

Seth M. Wise has served as a director and Executive Vice President of the Company since September 2009. Mr. Wise has also served as Executive Vice President of BCC since August 2012 and as a director of Bluegreen since August 2017. In addition, since July 2005, Mr. Wise has served as President of Woodbridge Holdings Corporation (including its predecessor, Woodbridge Holdings, LLC) (“Woodbridge”) after serving as its Executive Vice President since September 2003. He also previously was Vice President of Abdo Companies, Inc. The Company’s Board of Directors believes that Mr. Wise’s real estate-related experience and background enhance the Board’s knowledge with respect to the real estate industry and that it benefits from the insight he brings with respect to the Company’s, BCC’s and Woodbridge’s operations and investments based on his executive positions at those companies.

Raymond S. Lopez has served as Executive Vice President, Chief Financial Officer and Chief Risk Officer of the Company since March 2015.  In addition, Mr. Lopez was appointed Executive Vice President, Chief Financial Officer and Treasurer of Bluegreen during September 2019 and Chief Operating Officer of Bluegreen during November 2019.  Prior to joining the Company in March 2015, Mr. Lopez served as an officer of Bluegreen.  He joined Bluegreen as its Controller in 2004 and was promoted to Chief Accounting Officer and Vice President of Bluegreen in 2005 and to Senior Vice President of Bluegreen in 2007. Prior to joining Bluegreen, Mr. Lopez worked in various capacities at Office Depot, Inc. and Arthur Andersen LLP. Mr. Lopez is a Certified Public Accountant. Since March 2015, Mr. Lopez has also served as Chief Financial Officer of BCC.

Norman H. Becker was appointed to the Company’s Board of Directors in connection with the completion of the BCC Merger during December 2016 after serving as a director of BCC since 2013. Mr. Becker is currently, and has been for more than ten years, self-employed as a Certified Public Accountant. Mr. Becker was the Chief Financial Officer and Treasurer of Proguard Acquisition Corp. as well as a member of its Board of Directors until his resignation from such positions during June 2012. Mr. Becker was previously a partner with Touche Ross & Co., the predecessor of Deloitte & Touche LLP, for more than ten years. He has served as a director of Bluegreen since 2003. He also served as a director of Benihana until August 2012. The Board believes that Mr. Becker provides valuable insight to the Board based on his business, financial and accounting expertise and that his accounting and financial knowledge make him a valuable resource for the Audit Committee.

Andrew R. Cagnetta, Jr. has served as a director of the Company since 2018. Mr. Cagnetta is the Chief Executive Officer of Transworld Business Advisors, LLC, an international business brokerage firm headquartered in West Palm Beach, Florida. The Board believes that it benefits from Mr. Cagnetta’s experience and expertise related to business acquisitions and sales, including developments and trends with respect thereto, and other business and financial matters generally.

Steven M. Coldren was appointed to the Company’s Board of Directors in connection with the completion of the BCC Merger during December 2016 after serving as a director of BCC or its predecessor since 1986. Mr. Coldren is the President/Founder of Business Information Systems, Inc., a distributor of commercial recording systems since 1982. Until 2004, Mr. Coldren was also Chairman of Medical Information Systems, Corp., a distributor of hospital computer systems. The Board believes that Mr. Coldren’s business and financial experience as the President/Founder of Business Information Systems and Chairman of Medical Information Systems, combined with his knowledge of BCC’s business as a consequence of his long history of service as a director of BCC, are valuable to the Board.

Darwin Dornbush has served as a director of the Company since 2009. Mr. Dornbush is an attorney in private practice. He served as a partner in the law firm of Dornbush Schaeffer Strongin & Venaglia, LLP from 1964 until January 2015. He also served as Secretary of Cantel Medical Corp., a healthcare company, until 2010 and as a director of that company until 2009. In addition, Mr. Dornbush served as a member of the Board of Directors of Benihana from 1995 through 2005 and again from 2009 through January 2012. From 1983 until 2008, he served as Secretary of Benihana and its predecessor. The Company’s Board of Directors believes that it benefits from Mr. Dornbush’s experience in legal and business matters gained from his career as a practicing attorney and his previous memberships on public company boards.

Gregory A.  Haile was appointed to the Company’s Board of Directors during October 2019. Mr. Haile has served as the President of Broward College since July 1, 2018. From September 2011 to June 2018, he was the General Counsel and Vice President for Public Policy and Government Affairs for Broward College.  Prior to joining Broward College, Mr. Haile was an attorney in private practice. The Company’s Board of Directors believes that Mr. Haile provides valuable input and contributions to the Board based on, among other things, his leadership experience, relationships within and knowledge of the South Florida community, and significant history of board and committee service.

Willis N. Holcombe was appointed to the Company’s Board of Directors in connection with the completion of the BCC Merger during December 2016 after serving as a director of BCC since 2003. Dr. Holcombe served as the Chancellor of the Florida College System from October 2007 until his retirement from that position in November 2011 and as interim President of Florida State College at Jacksonville from January 2013 through December 2013. He previously served as the President of Broward Community College from January 1987 until January 2004, as well as interim President from November 2006 to July 2007. Dr. Holcombe also served as a director on the Florida Prepaid College Board from January 2008 through November 2011. The Board believes that Dr. Holcombe’s academic background and management acumen, including his previous service as Chancellor of the Florida College System, give him a unique perspective to provide meaningful insight to the Board. The Board also believes that it benefits from Dr. Holcombe’s knowledge of, and relationships within, the South Florida community.

Joel Levy has served as a director of the Company since 2009. Mr. Levy is the Vice Chairman of Adler Group, Inc., a commercial real estate company. He served as President and Chief Operating Officer of Adler Group from 1984 through 2007. Mr. Levy also serves as President and Chief Executive Officer of JLRE Consulting, Inc. and

is a Certified Public Accountant. The Company’s Board of Directors believes that Mr. Levy’s experience relating to the real estate industry gained from his executive positions at Adler Group and JLRE Consulting provide meaningful insight to the Board and that, based on his finance and accounting background, Mr. Levy makes important contributions to the Company’s Audit Committee.

William Nicholson has served as a director of the Company since 2009. Since 2010, Mr. Nicholson has served as a principal of Heritage Capital Group, an investment banking firm. He is currently Chief Compliance Officer of Heritage Capital Group. Mr. Nicholson also served as a principal of Heritage Capital Group from December 2003 through March 2009. In addition, since 2004, Mr. Nicholson has served as President of WRN Financial Corporation. He was also the Managing Director of BSE Management, LLC from March 2009 through April 2010. The Company’s Board of Directors believes that, because of Mr. Nicholson’s extensive knowledge of the capital and financial markets and broad experience working with the investment community, Mr. Nicholson provides important insight to the Board on financial issues, and that the Board benefits from the expertise that Mr. Nicholson has as the Chief Compliance Officer for Heritage Capital Group, a FINRA-registered broker-dealer.

Anthony P. Segreto was appointed to the Company’s Board of Directors in connection with the completion of the BCC Merger during December 2016 after serving as a director of BCC since 2012 and an advisory director of BCC from 2009 until 2012. Mr. Segreto also served as a consultant to BankAtlantic from October 2009 until the completion of the sale of BankAtlantic to BB&T during July 2012. Mr. Segreto was an integral part of the South Florida NBC news team for 40 years where he was a well- respected reporter and anchor for both sports and news.  He has also served on the Boards of a number of nonprofit organizations, including as a member of the Board of Governors of the Huizenga School of Business and Entrepreneurship and the Community Foundation of Broward. The Board believes that it benefits from Mr. Segreto’s recognition, relationships and community involvement in Florida, as well as his business acumen.

Neil Sterling has served as a director of the Company since 2003. Mr. Sterling has been the principal of The Sterling Resources Group, Inc., a business development consulting firm, since 1998. He is also the Founder and Chief Executive Officer of SRG Technology, LLC, a software development company. As a result of his experience as an executive of business consulting and technology companies and his exposure to, and knowledge of, numerous companies and industries, the Company’s Board of Directors believes that Mr. Sterling brings strategic insight to the Board. In addition, the Board believes that he provides a valuable perspective to the Board resulting from his not-for-profit services as a former member of the Broward County School Board, Founding Chairperson of PACA, and member of the Florida Ethics Commission, among other charitable and not-for-profit services.

Audit Committee

The Company’s Board of Directors has a standing Audit Committee.  The Audit Committee is comprised of Joel Levy, Chairman, Norman H. Becker, Steven M. Coldren and William Nicholson. In addition, Oscar Holzmann served on the Audit Committee until his retirement from the Board, effective December 31, 2019. The Board has determined that each member of the Audit Committee is “financially literate” and “independent” within the meaning of applicable SEC rules and regulations and the listing standards of the NYSE, including the additional independence requirements applicable to audit committee members under the listing standards of the NYSE.  The Board also determined that Messrs. Levy and Becker qualify as “audit committee financial experts,” as defined under Item 407 of Regulation S-K promulgated by the SEC.

Code of Ethics

The Company has a Code of Business Conduct and Ethics that applies to all of its directors, officers and employees, including the Company’s principal executive officer, principal financial officer and principal accounting officer. The Code of Business Conduct and Ethics is posted in the “Investor Relations” section of the Company’s website at www.bbxcapital.com. The Company will post amendments to or waivers from the Code of Business Conduct and Ethics (to the extent applicable to the Company’s principal executive officer, principal financial officer or principal accounting officer) on its website or otherwise make them available by appropriate means as required or permitted under applicable rules and regulations of the SEC and the NYSE.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and 10% shareholders to file initial reports of ownership and reports of changes in ownership of the Company’s common stock and other equity securities, if any, with the SEC and the NYSE. The Company’s directors, executive officers and 10% shareholders are required to furnish the Company with copies of all Section 16(a) reports they file. Based on a review of the copies of such reports furnished to the Company and written representations from the Company’s directors and executive officers that no other reports were required, the Company believes that its directors, executive officers and 10% shareholders complied with all Section 16(a) filing requirements applicable to them for the year ended December 31, 2019.

Item 11. Executive Compensation

compensation Discussion and Analysis

Executive Summary

The structure of the Company’s executive compensation program is intended to reflect the entrepreneurial nature of the Company’s business and its focus on long-term value creation. Performance and long-term value creation are sought to be rewarded through the components of the Company’s executive compensation program, including annual cash bonuses and stock awards that vest over a multi-year period.

The Company is a diversified holding company, and its principal investments include:

•

an approximate 93% ownership interest in Bluegreen, a leading vacation ownership company that markets and sells vacation ownership interests (“VOIs”) and manages resorts in popular leisure and urban destinations;

•

BBX Capital Real Estate LLC (“BBX Capital Real Estate”),  which is engaged in the acquisition, development, construction, ownership, financing, and management of real estate and investments in real estate joint ventures, owns a 50% equity interest in The Altman Companies, LLC (“The Altman Companies”), a developer and manager of multifamily apartment communities, and manages the legacy assets retained in connection with the Company’s sale of BankAtlantic in 2012, including portfolios of loans receivable and real estate properties;

•

BBX Sweet Holdings, LLC (“BBX Sweet Holdings”), which is engaged in the ownership and management of operating businesses in the confectionery industry, including IT’SUGAR, LLC (“IT’SUGAR”), a specialty candy retailer, Hoffman’s Chocolates, a retailer of gourmet chocolates, and Las Olas Confections and Snacks, a manufacturer and wholesaler of chocolate and other confectionery products; and

•	Renin Holdings, LLC (“Renin”), which is engaged in the design, manufacture, and distribution of sliding doors, door systems and hardware, and home décor products.

Certain accomplishments of, and other actions taken by, the Company and its subsidiaries during 2019 are set forth below:

•

The Company increased shareholder return through an increase in the Company’s quarterly cash dividend, from $0.01 per share ($0.04 per share annually) in 2018 to $0.0125 per share ($0.05 per share annually) in 2019.  The Company also repurchased approximately 3.2 million shares of its Class A Common Stock under its share repurchase program for a total of approximately $15.4 million.

•	In July 2019, the Company successfully extended its $50.0 million line of credit to provide liquidity for working capital and bridge financing for acquisitions.

•

During 2019, a dispute with Bass Pro Shops arose regarding the marketing agreement which was successfully resolved.  The resolution included allowing Bluegreen to add kiosks to Cabela’s stores and enhanced cooperation.  In addition, new resorts and sales offices were opened in San Antonio and New Orleans, and construction of a new resort building in Orlando was completed. Bluegreen also made investments in its sales and marketing infrastructure and took other actions, including a headcount reduction at the corporate office and restructuring of regional sales organizations, with a goal of repositioning Bluegreen for future growth. Executive leadership changes at Bluegreen during 2019 included the appointment of Raymond S. Lopez, the Company’s Chief Financial Officer, as Chief Financial Officer of Bluegreen during September 2019 and Chief Operating Officer of Bluegreen during November 2019. In addition, Dusty Tonkin was named Chief Sales Officer of Bluegreen during October 2019. Further, Alan B. Levan, the Company’s Chairman and Chief

Executive Officer, was appointed to serve as President and Chief Executive Officer of Bluegreen, effective January 1, 2020.

•

BBX Capital Real Estate sold various land parcels located in Florida and a self-storage facility in Fort Lauderdale, Florida, which resulted in the recognition of $13.6 million in pre-tax profits and generated aggregate net cash proceeds of $35.2 million. In addition, BBX Capital Real Estate monetized certain of its investments in real estate joint ventures, which resulted in the recognition of $37.9 million in equity earnings from the receipt of $70.9 million  of distributions from such ventures.  Aggregate pre-tax profits and the average internal rate of return for BBX Capital Real Estate exceeded the original projections for these projects.  In addition, BBX Capital Real Estate continued to manage its investments in more than 15 active projects throughout Florida. Ongoing projects are at various stages of development and are expected to include approximately 3,800 apartments, 2,000 single family homes and townhomes, and commercial properties, including a mixed use development with an office tower, retail and residential space.

•

Accomplishments of BBX Capital Real Estate in 2019 reflected the benefits of the November 2018 acquisition of a 50% membership interest in The Altman Companies. In connection with such acquisition, BBX Capital Real Estate also agreed to acquire an additional 40% of The Altman Companies on January 1, 2023 and may potentially acquire the remaining 10% under certain circumstances. The Altman Companies transaction provided a significant expansion of the operating platform for BBX Capital Real Estate.

•

Renin overcame several challenges during 2019, including the adverse impact of tariffs, and delivered improved gross margin in 2019 as compared to 2018. In addition, Renin reduced its debt in 2019 while increasing the dividend paid to the Company.

•

During 2019, IT’SUGAR opened four new stores, including a flagship location on Las Vegas Boulevard, the first ever candy department store at American Dream in New Jersey, a new store at Margaritaville Resort Orlando, and a temporary store at Bayside Marketplace in Miami. These accomplishments were facilitated by several newly appointed executives who implemented new human resources and management strategies which, among other things, significantly reduced store manager turnover in 2019. IT’SUGAR also entered into a partnership with Mondelez International in 2019 which includes new store concepts targeted for opening in 2020, including the first ever Oreo Café and Sour Patch Kids stores.

The Company’s goal is to build long-term shareholder value. Since many of the Company’s assets do not generate income on a regular or predictable basis, the Company’s objective continues to be long-term growth as measured by increases in book value and intrinsic value over time. The Company’s financial results may not fully reflect the value being created. Likewise, stock market volatility and the impact of external events, including the coronavirus outbreak, and events unrelated to the Company’s performance, among other factors, may result in a disparity between the Company’s stock price and the intrinsic value of the Company at any point in time. In 2019, the Company’s revenues of $946.9 million were slightly more than the $945.9 million reported in 2018. While diluted earnings per share in 2019 was $0.19 compared to $0.36 reported in 2018, Adjusted EBITDA increased to $123.3 million in 2019 from $109.3 million in 2018, and free cash flow improved to $42.7 million in 2019 from $41.1 million in 2018. The Company’s continued focus on generating and managing its cash resulted in $166.6 million in cash on its balance sheet at year-end 2019, not including any cash held by Bluegreen. The Company’s book value increased from $549.6 million at December 31, 2018 to $549.8 million at December 31, 2019. As noted above, shareholders benefited from the Company’s performance in 2019 as the Company’s quarterly cash dividend increased from $0.01 per share ($0.04 per share annually) in 2018 to $0.0125 per share ($0.05 per share annually) in 2019. The Company also returned approximately $15.4 million in cash to shareholders in 2019 by repurchasing approximately 3.2 million shares of its Class A Common Stock under its share repurchase program.

After consideration of the factors described above, the Compensation Committee determined that the Company’s executives accomplished many of the objectives established for them in 2019. Accordingly, in January 2020, the Compensation Committee approved the payment of cash bonuses and grants of restricted stock awards to the Company’s executives.  Additional details are provided below; see especially “Annual Bonuses” and “Long-Term Equity Compensation.”

Named Executive Officers

The following individuals were the “Named Executive Officers” of the Company for 2019:

Alan B. LevanChairman and Chief Executive Officer

Jarett S. LevanPresident and Director

John E. AbdoVice Chairman

Seth M. WiseExecutive Vice President and Director

Raymond S. LopezExecutive Vice President, Chief Financial Officer and Chief Risk Officer

Compensation Committee Oversight of Executive Compensation

The Compensation Committee administers the compensation program for the Company’s executive officers. The Compensation Committee evaluates and approves the base salaries, annual bonuses and equity awards and other compensation elements for each Named Executive Officer, including the Chief Executive Officer. The Compensation Committee also reviews and approves the Company’s executive compensation plans and policies.

The Compensation Committee’s charter reflects these responsibilities, and the Compensation Committee and the Board annually review and, if appropriate, revise the charter. The Board determines the Compensation Committee’s membership, which is composed entirely of independent directors under applicable law, including the specific independence requirements for compensation committee members under the listing standards of the NYSE.  The Compensation Committee meets at regularly scheduled times during the year, and it may also hold specially scheduled meetings and take action by written consent. When necessary or requested, the Chairman of the Compensation Committee reports at Board meetings on Compensation Committee actions and recommendations.

Executive Compensation Consultants

The Compensation Committee has the authority to engage and retain executive compensation consultants and other advisors to assist with its functions and decisions. During 2019, the Compensation Committee continued its engagement with Pearl Meyer to serve as an independent compensation consultant to the Compensation Committee. The scope of Pearl Meyer’s services vary from year to year depending on the needs and requests of the Compensation Committee.

Role of Management in Executive Compensation Decisions

The Chief Executive Officer makes recommendations to the Compensation Committee regarding the compensation of the Named Executive Officers.  The Compensation Committee makes all compensation decisions for the Named Executive Officers and serves as the administrative committee under the Company’s equity compensation plan. As the administrative committee, the Compensation Committee makes all determinations under the plan, including with respect to the granting of awards and the recipients, the form of award, as well as the amount and terms thereof. Subject to applicable law and the terms of employment agreements, in reviewing the recommendations of the Chief Executive Officer, the Compensation Committee can exercise its discretion to approve, not approve or modify, upward or downward, any amounts or awards recommended by the Chief Executive Officer.

Consideration of Advisory Votes on Executive Compensation

At the Company’s 2019 Annual Meeting of Shareholders, the Company’s shareholders were asked to vote, on a non-binding advisory basis, on the compensation of the Company’s Named Executive Officers. Holders of the Company’s Class A Common Stock and Class B Common Stock representing approximately 92% of the votes cast voted in favor of the compensation provided to the Company’s Named Executive Officers in 2018. Shareholders also were asked to vote on the frequency with which the Company should hold future advisory votes on Named Executive Officer compensation. Holders of the Company’s Class A Common Stock and Class B Common Stock representing approximately 85% of the votes cast voted in favor of holding non-binding advisory votes on Named Executive Officer Compensation every three years. Accordingly, unless otherwise determined by the Board, the next non-binding advisory vote on Named Executive Officer Compensation will be held at the Company’s 2022 Annual Meeting of Shareholders. Although the advisory votes on executive compensation are not binding on the Company, the Compensation Committee intends to consider the outcomes of shareholder votes, as well as other feedback it may receive from shareholders regarding the compensation of the Company’s Named Executive Officers.

Executive Compensation Philosophy and Objectives

The Company’s compensation program for executive officers currently consists of a base salary, bonuses (payable in cash and/or restricted stock awards), and health and welfare benefits.

The Compensation Committee believes that an effective executive compensation program should:

●	reinforce the Company’s business strategy;

●	reflect the Company’s entrepreneurial culture;

●	align the interests of the Company’s executive officers with those of shareholders;

●	reward performance and long-term value creation;

●	recognize the individual performance, skills and responsibilities of each executive officer; and

●	attract, retain, motivate and reward executive officers who have the experience and ability to conceive and successfully execute the Company’s business and investment strategies.

From time to time, the Compensation Committee reviews market data, but the Compensation Committee does not manage salaries or other components of executive compensation toward a specific market target. This is due to, among other things, the limited number of publicly traded companies comparable to the Company in terms of size and scope, as well as the entrepreneurial nature of the Company, the variability of performance across the Company’s holdings, and the Company’s focus on long-term value creation. Market information, when considered, is used to provide a context and frame of reference for making decisions.

As described below under “Employment Agreements,” each Named Executive Officer has an employment agreement with both the Company and BCC. The employment agreements, among other things, provide the structure of certain compensation paid to them for their services on behalf of the Company and BCC, including their base salaries and payments to which they may be entitled in connection with termination of their employment under certain circumstances such as following a “Change in Control.”  As a result of the BCC Merger which was completed during December 2016, amounts payable to the Named Executive Officers under their employment agreements with BCC are paid by the Company.

Components of Executive Compensation

The Company’s compensation program for the Named Executive Officers has been structured with a goal of achieving the objectives outlined above under “Executive Compensation Philosophy and Objectives.” For the year ended December 31, 2019, the principal components of compensation for the Named Executive Officers were:

●	base salary;

●	cash bonuses; and

●	long-term equity and incentive compensation.

Base Salary

The Compensation Committee believes that the base salaries paid to the Named Executive Officers are competitive with broad market practices based on periodic reviews of market data, trends in pay practices and the responsibilities of the Named Executive Officers. The Compensation Committee annually reviews the base salaries of the Named Executive Officers and makes decisions about any base salary adjustments after evaluating the Company’s performance and the executive officer’s contribution to those results. The Compensation Committee’s review also includes, among other things, the functional and decision-making responsibilities of the executive officer, the significance of the executive officer’s specific area of individual responsibility to the Company’s performance and strategic goals, and the contribution, experience and work performance of the executive officer relative to the Compensation Committee’s expectations as well as to other executive officers of the Company. The Compensation Committee also considers any recommendations of the Chief Executive Officer for adjustments to the base salaries of the other Named Executive Officers. Under the terms of their respective employment agreements, the base salary of a Named Executive Officer may not be decreased without his consent.

The aggregate annual base salaries of the Named Executive Officers for 2019 under their employment agreements with the Company and BCC were $1,500,000 for Mr. Alan Levan, $1,500,000 for Mr. Abdo, $900,000 for Mr. Jarett Levan, $900,000 for Mr. Wise, and $735,000 for Mr. Lopez. These amounts were confirmed by the Compensation Committee in January 2019 and, except with respect to Mr. Lopez, were not changed from 2018. Based on management’s recommendation, in January 2019, the Compensation Committee approved a salary increase for Mr. Lopez, raising his total annual salary from $600,000 to $735,000, effective January 1, 2019 in recognition of his performance and contribution to the Company’s achievements and results.

During September 2019, Mr. Lopez was appointed to serve as Chief Financial Officer of Bluegreen. During November 2019, he was promoted to also serve as Chief Operating Officer of Bluegreen. Mr. Lopez’s annual base salary from Bluegreen is $575,000. Mr. Lopez is also eligible to receive an annual incentive bonus from Bluegreen equal to his base salary and to participate in Bluegreen’s long-term incentive compensation program based on criteria approved by Bluegreen’s Compensation Committee. He may also receive additional discretionary bonuses as may be approved from time to time by Bluegreen’s Compensation Committee. In connection with his appointment as an executive of Bluegreen, Mr. Lopez’s aggregate annual base salary from the Company and BCC was reduced to $175,000 in order to reflect the amount of time he was expected to spend serving as an executive of Bluegreen and his direct compensation from Bluegreen in consideration therefor.

Effective January 1, 2020, Mr. Alan Levan was appointed to serve as President and Chief Executive Officer of Bluegreen. Bluegreen’s Compensation Committee approved for Mr. Alan Levan to receive a base salary from Bluegreen of $950,000 for 2020 and have an opportunity to receive an annual bonus and long term incentives from Bluegreen of up to $4,275,000 for 2020 based on criteria to be determined by Bluegreen’s Compensation Committee. He may also receive additional discretionary bonuses as may be approved from time to time by Bluegreen’s Compensation Committee. In addition, Mr. Levan received a one-time bonus payment of $2,000,000 from Bluegreen for his services on its behalf for 2019, during which time he served as non-executive Chairman of Bluegreen’s Board of Directors and assisted Bluegreen’s former Chief Executive Officer before and after the transition of the position. Mr. Alan Levan’s compensation from the Company will be reduced on a dollar-for-dollar basis to reflect the 2019 bonus payment and 2020 compensation which he receives from Bluegreen.

In January 2020, the Compensation Committee reviewed the annual base salaries for the Named Executive Officers and agreed to maintain without change each Named Executive Officer’s current annual base salaries, subject in the case of Mr. Alan Levan to offset to reflect his base salary from Bluegreen and in the case of Mr. Lopez after giving effect to the base salary reduction in order to reflect the amount of time he was expected to spend serving as an executive of Bluegreen and his direct compensation from Bluegreen in consideration therefor, in each case, as described above.

Annual Bonuses

In January 2019, the Compensation Committee established annual bonus opportunities for each of the Named

Executive Officers in the following amounts: $3,000,000 for Mr. Alan Levan; $3,000,000 for Mr. Abdo; $720,000 for Mr. Jarett Levan; $720,000 for Mr. Wise; and $515,000 for Mr. Lopez. In connection with his appointment as Chief Financial Officer of Bluegreen during September 2019, Mr. Lopez’s annual bonus opportunity was adjusted to $675,000, with Bluegreen to pay a pro rata portion of any bonus awarded based on the portion of 2019 during which Mr. Lopez served as an executive of Bluegreen.  Each Named Executive Officer’s annual bonus was discretionary and could be paid in such amounts and in such form (including cash, RSAs or other equity-based awards, or a combination thereof) as the Compensation Committee determined based on factors it deems appropriate, including, without limitation, those described in under “Executive Summary” above, changes in the stock price of the Company as compared to the S&P 500 Index,  growth in the Company’s book value over the prior year (excluding the impact of any restructuring or other charges in connection with the disposition or exiting of a business), oversight of Bluegreen, including implementation of strategic initiatives, oversight of BBX Capital Real Estate, including implementation of its strategic initiatives such as managing various real estate developments and joint ventures, and monetizing legacy assets, and oversight of BBX Sweet Holdings, Renin and other investments and subsidiaries, including implementation of strategic initiatives related to the acquisition and operations of various companies or groups of companies.

In January 2020, the Compensation Committee reviewed the Company’s results relative to the strategic initiatives and factors considered by the Compensation Committee, with emphasis on those described above, including under “Executive Summary,” and the performance of the Named Executive Officers, including in respect of such strategic initiatives and factors. The Compensation Committee determined that management had substantially achieved its goals. Based on its review, the Compensation Committee approved bonuses to the Named Executive Officers for 2019 performance in the following amounts:

Named Executive Officer	Amount
Alan B. Levan (1)	$3,000,000
John E. Abdo	3,000,000
Jarett S. Levan	720,000
Seth M. Wise	720,000
Raymond S. Lopez (2)	411,250
Total	$7,851,250

(1)	Mr. Alan Levan’s bonus from the Company was reduced by $2.0 million to reflect the $2.0 million bonus paid to him by Bluegreen for 2019, as described above.
(2)

Represents a pro rata portion of Mr. Lopez’s initial 2019 bonus opportunity of $515,000 for serving as the Company’s Chief Financial Officer plus, for the period from October 1, 2019 through December 31, 2019, the Company’s share of a pro rata portion of his adjusted 2019 bonus opportunity of $655,000 for serving as Chief Financial Officer of both the Company and Bluegreen. The balance of Mr. Lopez’s annual bonus in the amount of $243,750 was paid by Bluegreen.

In January 2020, the Compensation Committee approved annual bonus opportunities in 2020 for each of the Named Executive Officers in the following amounts: $3,000,000 for Mr. Alan Levan; $3,000,000 for Mr. Abdo; $720,000 for Mr. Jarett Levan; $720,000 for Mr. Wise; and $175,000 for Mr. Lopez.  The 2020 bonus opportunities for the Company’s Named Executive Officers are at the discretion of the Compensation Committee and are payable in such amounts and in such form (including cash, RSAs or other equity-based awards, or a combination thereof) as the Compensation Committee may determine. In making such determination, the Compensation Committee will consider such factors as it deems appropriate. These factors may include, without limitation, the factors described above, including under “Executive Summary,” with respect to the bonuses approved for 2019.

The Compensation Committee may approve additional cash bonuses from time to time pursuant to other incentive plans or programs, or otherwise at the Compensation Committee’s discretion.

Long-Term Equity Compensation

The Company’s long-term equity compensation program is designed with a view towards having a significant portion of executive compensation tied to the performance of the Company’s stock in order to align the interests of the Named Executive Officers with those of the shareholders. The Company seeks to accomplish this alignment through periodic, typically annual, grants of RSAs.  The Company may also grant stock options under its equity compensation plan.

Equity-based awards are made under the Company’s Incentive Plan. All awards under the Incentive Plan are made at the discretion of the Compensation Committee, which has the authority to establish the terms and conditions, such as, to the extent applicable, vesting requirements, the class of stock covered by, and the performance criteria, if any, of all awards. The Compensation Committee determines whether to make any awards to the Company’s Chief Executive Officer, and, if so, the amount of awards to grant, as well as the terms and conditions of the award. In determining whether to grant any awards to Named Executive Officers other than the Chief Executive Officer, the Compensation Committee considers any recommendations from the Chief Executive Officer. The Compensation Committee may also consider other factors, such as an executive’s level of responsibility, recent performance and expected future performance, previously granted and still outstanding awards, and the potential value of an award relative to other components of executive compensation.

In recent years, the Compensation Committee has chosen to grant RSAs rather than stock options. The Company is a diversified holding company and an entrepreneurial enterprise with a wide variety of activities focused on the vacation ownership industry, real estate and investments in operating companies. In a dynamic environment with a diverse portfolio of investments and operating companies, the Compensation Committee believes that RSAs serve to appropriately reward the executives for the value they may create. Also, use of RSAs is aligned with the Company’s strategy of achieving sustainable increases in value over the long-term and the objective of aligning executives’ interests with those of shareholders. The Compensation Committee believes that RSAs currently are the most appropriate form of long-term equity compensation for the Named Executive Officers.  In certain cases, including in the case of the 2019 grants described below, the awards or a portion thereof granted to the Named Executive Officers may be paid in cash in lieu of RSAs at the election of the applicable Named Executive Officer.

In consideration of 2019 performance, the Compensation Committee approved during January 2020 bonuses to each of the Named Executive Officers payable, in the discretion of the Named Executive Officers, in RSAs or a combination of cash and RSAs. The total bonus amounts were approximately $4.6 million for each of Mr. Alan Levan and Mr. Abdo, all of which was paid by the grant of RSAs (965,209 shares each), approximately $2.3 million for each of Mr. Jarett Levan and Mr. Wise, 50% of which was paid in cash and 50% of which was paid by the grant of RSAs (241,302 shares each), and approximately $281,000 for Mr. Lopez, 50% of which was paid in cash and 50% of which was paid by the grant of RSAs (29,481 shares). The RSAs represent shares of the Company’s Class A Common Stock, are scheduled to vest in 25% increments on October 1, 2020, 2021, 2022 and 2023. The cash portion of these bonuses paid to Messrs. Jarett Levan, Wise and Lopez were in addition to their annual bonuses described under “Annual Bonuses” above.

Benefits

The Named Executive Officers are provided certain benefits, such as medical, dental, life, disability and related insurance coverage, which are substantially the same as those provided to the Company’s other employees. These benefit programs are believed to be competitive with similar programs provided by comparable employers in order to attract and retain talented and qualified employees.

Chief Executive Officer Compensation

The Compensation Committee seeks to structure the compensation of the Company’s Chief Executive Officer, Alan B. Levan, to reflect the leadership role of such position and to be consistent in terms of its components with the compensation arrangements for other Named Executive Officers. The Chief Executive Officer’s compensation is designed to reward performance, including the achievement of the Company’s long-term strategic plan and other strategic initiatives that may be established from time to time by the Compensation Committee. Accordingly, a majority of the annual compensation paid to the Company’s Chief Executive Officer has in recent years, including in 2019, been comprised of  cash bonuses and grants of long-term equity compensation (most recently in the form of RSAs which are scheduled to vest over a four-year period). The value that the Chief Executive Officer may receive from the long-term equity compensation is directly related to the performance of the Company’s stock and therefore serves to reward performance and align his interests with those of other shareholders.

As previously described, Mr. Alan Levan was appointed Chief Executive Officer and President of Bluegreen, effective January 1, 2020. In connection therewith, Mr. Levan’s compensation from the Company will be reduced on a dollar-for-dollar basis to reflect the compensation which he receives from Bluegreen.

Code Section 162(m)

Section 162(m) of the Code generally limits the deductibility for federal income tax purposes of compensation paid to “covered employees” in excess of $1.0 million in any taxable year.  Prior to the enactment of the Tax Cuts and Jobs Act (the “Tax Act”) in 2018, the definition of “covered employees” consisted of any individual who served as chief executive officer and each of the next three most highly compensated officers for the taxable year (other than the chief financial officer), and compensation that qualified as “performance-based compensation” under Section 162(m) of the Code was exempt from the $1.0 million limitation.  However, the Tax Act significantly amended Section 162(m) of the Code.  Under the Tax Act, the “performance-based compensation” exception to the $1.0 million limitation has been eliminated, subject to certain transition relief for compensation payable pursuant to a written binding contract that was in effect as of November 2, 2017.  Additionally, the Tax Act expanded the definition of “covered employees” to include any individual who served as the chief financial officer for the taxable year as well as any individual who was considered a “covered employee” for any taxable year beginning after December 31, 2016.

The Compensation Committee considers the potential impact of Section 162(m) of the Code as it makes executive compensation determinations. However, the Compensation Committee believes that a tax deduction is only one of several relevant considerations in setting executive compensation. Accordingly, the Compensation Committee has in the past approved and may in the future approve compensation to executive officers which exceeds the deductibility limits or otherwise may not qualify for deductibility. The compensation paid to each Named Executive Officer for 2019 performance in excess of $1.0 million is not deductible for federal income tax purposes under Section 162(m) of the Code. In addition, subject to any future changes to Section 162(m) of the Code and/or interpretations of the Tax Act, future compensation payable to each Named Executive Officer in excess of $1.0 million annually is not expected to be deductible for federal income tax purposes.

Compensation Committee Report

The following Compensation Committee Report shall not be deemed to be “soliciting material” or to be  filed with the SEC or subject to Regulation 14A or 14C promulgated by the SEC, other than as provided in Item 407 of Regulation S-K promulgated by the SEC, or to the liabilities of Section 18 of the Exchange Act, except to the extent that the Company specifically requests that the following Compensation Committee Report be treated as “soliciting material” or specifically incorporates it by reference into a document filed under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act.

The Compensation Committee reviewed and discussed the Compensation Discussion and Analysis with management and, based on such review, recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Darwin Dornbush William Nicholson
Submitted by the Members of the Compensation Committee: Neil Sterling, Chairman Steven M. Coldren Darwin Dornbush Willis N. Holcombe William Nicholson

Compensation Committee Interlocks and Insider Participation

 None of the members of the Compensation Committee (as identified above) are current or former officers or employees of the Company or any of its subsidiaries, and there are no interlocking or other relationships or transactions involving the members of the Compensation Committee required to be disclosed under Item 407(e)(4) of Regulation S-K of the SEC.

Pay Ratio

As required by Item 402(u) of Regulation S-K, the Company is providing the following information about the relationship of the annual total compensation of its employees and the annual total compensation of its Chief Executive Officer. The pay ratio included in this information is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K.

As of December 31, 2019:

•	The annual total compensation of the “median employee” of the Company (other than its Chief Executive Officer) was $28,600.

•	The annual total compensation of the Company’s Chief Executive Officer, as reported in the Summary Compensation Table on page 18, was $8,742,156.

•	The ratio of these two amounts is approximately 306 to 1.

Given the different methodologies that various public companies use to determine an estimate of their pay ratio, the Company does not believe that the estimated ratio reported above should be used as a basis for comparison between companies.

The Company does not believe that there has been any change in (i) the Company’s employee population or employee compensation arrangements that would result in a significant change in the pay ratio disclosure or (ii) the circumstances of the employee identified as the median employee in 2017. Accordingly, the pay ratio calculation set forth above has been made using the 2019 compensation for the median employee identified in 2017 (the “median employee”).

The Company used the following methodology and material assumptions, adjustments and estimates to identify the “median employee” in 2017, to identify the median of the annual total compensation of all the Company’s employees, as well as to determine the 2019 annual total compensation of the “median employee.”

•

The Company determined that, as of December 31, 2017, the employee population consisted of approximately 6,914 employees located in the United States, Canada and Aruba (as reported in Item 1, “Business” in the Company’s Annual Report on Form 10-K filed with the SEC on March 9, 2018). This population consisted of full-time, part-time and temporary employees. The Company excluded from the employee population in the pay ratio calculation all of its Canadian and Aruba employees as these non-US employees made up less than 5% of the Company’s total employees. The Company had 157 employees in Canada and 7 employees in Aruba.

•	The Company selected December 31, 2017 for the measurement date as that date enabled the Company to use payroll records for the identification of the “median employee.”

•

To identify the “median employee” for the Company’s population of employees, the Company compiled a listing of each employee’s total compensation obtained from each employee’s W-2 form as reported to the Internal Revenue Service for the year ended December 31, 2017. The total compensation on each employee’s W-2 form includes base salary, bonuses and share-based compensation. The Company did not apply cost-of-living adjustments as part of the calculation. The Company determined the “median employee” from this listing.

•

The Company combined all the elements of the “median employee’s” compensation for 2019 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of the “median employee” of $28,600 for 2019.

Summary Compensation Table

The following table sets forth, for the years ended December 31, 2019, 2018 and 2017, certain summary information concerning compensation which the Company and its subsidiaries, including Bluegreen, paid to, or accrued on behalf of, the  Company’s Named Executive Officers.

						Non-equity
					Stock	Incentive Plan		All Other
Name and		Salary		Bonus	Awards	Compensation		Compensation
Principal Position	Year	($)		($)(1)	($)(2)	($)		($)		Total($)
Alan B. Levan, Chairman	2019	1,500,000		3,000,000	4,044,226	-		197,930	(4)	8,742,156
of the Board and
Chief Executive	2018	1,500,000		-	4,211,698	3,705,709		314,330		9,731,737
Officer
	2017	1,500,000		-	4,350,000	3,919,046		295,940		10,064,986

John E. Abdo,	2019	1,500,000		3,000,000	4,044,226	-		317,440	(5)	8,861,666
Vice Chairman
of the Board	2018	1,500,000		-	4,917,408	3,000,000		322,740		9,740,148

	2017	1,500,000		-	5,434,899	3,000,000		322,540		10,257,439

Jarett S. Levan	2019	900,000		1,871,011	1,011,055	-		49,468	(6)	3,831,534
President
	2018	900,000		-	1,229,355	1,949,349		25,766		4,104,470

	2017	900,000		-	1,358,723	1,871,010		42,398		4,172,131

Seth M. Wise,	2019	900,000		1,871,011	1,011,055	-		37,850	(7)	3,819,916
Executive President
	2018	900,000		-	1,229,355	1,949,349		28,615		4,107,319

	2017	900,000		-	1,358,723	1,871,010		29,720		4,159,453

Raymond S. Lopez	2019	738,750	(9)	795,624	123,525	100,000	(3)	11,200	(8)	1,769,099
Chief Financial
Officer	2018	600,000		836,911	186,911	-		13,700		1,637,522

	2017	563,000		568,500	435,000	-		13,000		1,579,500

(1)

Represents, for 2019, the annual bonuses paid to the Named Executive Officers as described under “Annual Bonuses” in the “Compensation Discussion and Analysis” section above.  Also, includes, for each of Mr. Jarett Levan, Mr. Wise and Mr. Lopez, the cash portion of the bonus awarded to such executive for 2019 in lieu of restricted stock awards, as described in further detail under “Long Term Equity Compensation” in the “Compensation Discussion and Analysis” section above. $2,000,000 of Mr. Alan Levan’s bonus and $243,750 of Mr. Lopez’s bonus was paid by Bluegreen.

(1)

The 2019 amounts represent the grant date fair value of restricted stock awards of 965,209 shares, 965,209 shares, 241,302 shares, 241,302 shares and 29,481 shares of the Company's Class A Common Stock granted to Mr. Alan Levan, Mr. Abdo, Mr. Jarett Levan, Mr. Wise and Mr. Lopez, respectively, under the Company’s Incentive Plan.  These restricted stock awards are scheduled to vest in four equal annual installments beginning on October 1, 2020. The restricted stock awards were granted on January 21, 2020 for services performed during 2019.    Assumptions used in the calculation of the grant date fair value of the awards described in this footnote are included in Note 17 to the Company’s audited financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 13, 2020.

(2)	Represents the cash bonus paid to Mr. Lopez by Bluegreen for 2019 pursuant to a Bluegreen plan under which cash bonuses were payable based on Bluegreen’s EBITDA.

(2)

Includes $135,567 of life and disability insurance premium payments and $62,363 of perquisites and other benefits, including  $25,700 of membership dues and $25,344 of automobile expenses. Perquisites and benefits also included matching contributions to the Company’s 401(k) plan, and payment for physical medical examinations.

(3)

Includes $306,240 in management fees paid by the Company to Abdo Companies, Inc., of which Mr. Abdo is the principal shareholder and Chief Executive Officer, as well as matching contributions to the Company’s 401(k) plan.

(4)

Includes $36,654 of membership dues to community and professional organizations, as well as other benefits,  including matching contributions to the Company's 401(k) plan and payment for physical medical examinations.

(5)	Includes membership dues to community and professional organizations, automobile expenses, and matching contributions to the Company's 401(k) plan.

(6)	Includes matching contributions to the Company's 401(k) plan.

(3)	Includes $142,000 paid by Bluegreen for the year ended December 31, 2019.

Grants of Plan-Based Awards - 2019

All cash bonuses paid to the Named Executive Officers and restricted stock awards granted to the Named Executive Officers for 2019 were discretionary.

Outstanding Equity Awards at Fiscal-Year End 2019

The following table sets forth certain information regarding equity-based awards of the Company held by the Named Executive Officers as of December 31, 2019.

	Option Awards					Stock Awards
										Equity
									Equity	Incentive
			Equity						Incentive	Plan Awards
			Incentive						Plan Awards	Market or
			Plan Awards:					Market	Number of	Payout Value
	Number of	Number of	Number of			Number of		Value of	Unearned	or Unearned
	Securities	Securities	Securities			Shares or		Shares or	Share, Units	Shares, Units
	Underlying	Underlying	Underlying			Units of		Units of	or Other	or Other
	Unexercised	Unexercised	Unexercised	Option	Option	Stock that		Stock that	Rights that	Rights that
	Options	Options	Unearned	Exercise	Expiration	have not		have not	have not	have not
Name	Exercisable	Unexercisable	Options	Price	Date	Vested (5)		Vested (5)	Vested	Vested
Alan B. Levan	-	-	N/A	-	-	149,482	(1)(2)	$701,071	N/A	N/A
						250,000	(1)(3)	$1,172,500	N/A	N/A
						516,140	(1)(4)	$2,420,697	N/A	N/A

John E. Abdo	-	-	N/A	-	-	149,482	(1)(2)	$701,071	N/A	N/A
						312,351	(1)(3)	$1,464,926	N/A	N/A
						602,624	(1)(4)	$2,826,307	N/A	N/A

Jarett S. Levan	-	-	N/A	-	-	74,741	(1)(2)	$350,535	N/A	N/A
						78,088	(1)(3)	$366,233	N/A	N/A
						150,657	(1)(4)	$706,581	N/A	N/A

Seth M. Wise	-	-	N/A	-	-	74,741	(1)(2)	$350,535	N/A	N/A
						78,088	(1)(3)	$366,233	N/A	N/A
						150,657	(1)(4)	$706,581	N/A	N/A

Raymond S. Lopez	-	-	N/A	-	-	7,446	(1)(2)	$34,922	N/A	N/A
						25,000	(1)(3)	$117,250	N/A	N/A
						22,906	(1)(4)	$107,429	N/A	N/A

(1)	Represents restricted stock awards of shares of the Company’s Class B Common Stock.

(2)	Vesting pro-rata over four years, with the first three installments having vested on October 1, 2017, 2018 and 2019.

(3)	Vesting pro-rata over four years, with the first two installments having vested on October 1, 2018 and 2019.

(4)	Vesting pro-rata over four years, with the first installment having vested on October 1, 2019.

(5)

See “Summary Compensation Table” and “Compensation Discussion and Analysis” above for information regarding restricted stock awards of shares of the Company’s Class A Common Stock granted to the Named Executive Officers during January 2020 for 2019 service.

Option Exercises and Stock Vested - 2019

The following table sets forth certain information regarding the vesting during 2019 of restricted stock awards or units of shares of the Company’s Class A Common Stock or Class B Common Stock previously granted to the Named Executive Officers. The restricted stock units were initially restricted stock units of BCC but were converted pursuant to the BCC Merger into restricted stock units of the Company’s Class A Common Stock at the exchange ratio in the BCC Merger of 5.4 shares of the Company’s Class A Common Stock for each share of BCC’s Class A Common Stock subject to the restricted stock units.

	Restricted Stock Awards
	Number of shares		Value realized
	acquired on vesting		on vesting
Name	(#)		($)(5)
Alan B. Levan	826,706	(1)	$3,860,717
John E. Abdo	886,709	(2)	4,182,750
Jarett S. Levan	354,095	(3)	1,661,226
Seth M. Wise	354,095	(3)	1,609,902
Raymond S. Lopez	46,510	(4)	213,226

(1)	Includes the following vesting of restricted stock awards or units for Mr. Alan Levan:

Vesting of Awards or Units	Grant Date	Vesting Date	Number of Shares	Installment
RSUs for Class A Common Stock	9/1/2015	10/1/2019	185,712	Final
RSAs for Class B Common Stock	9/1/2015	10/1/2019	194,466	Final
RSAs for Class B Common Stock	12/22/2016	10/1/2019	149,482	Third
RSAs for Class B Common Stock	1/9/2018	10/1/2019	125,000	Second
RSAs for Class B Common Stock	1/8/2019	10/1/2019	172,046	First
Total number of shares acquired on vesting			826,706

(2)	Includes the following vesting of restricted stock awards or units for Mr. Abdo:

Vesting of Awards or Units	Grant Date	Vesting Date	Number of Shares	Installment
RSUs for Class A Common Stock	9/1/2015	10/2/2019	185,712	Final
RSAs for Class B Common Stock	9/1/2015	10/2/2019	194,466	Final
RSAs for Class B Common Stock	12/22/2016	10/1/2019	149,482	Third
RSAs for Class B Common Stock	1/9/2018	10/1/2019	156,175	Second
RSAs for Class B Common Stock	1/8/2019	10/1/2019	200,874	First
Total number of shares acquired on vesting			886,709

(3)	Includes the following vesting of restricted stock awards or units for each of Mr. Jarett Levan and Mr. Wise:

Vesting of Awards or Units	Grant Date	Vesting Date	Number of Shares	Installment
RSAs for Class A Common Stock	9/1/2015	(a)	92,859	Final
RSUs for Class B Common Stock	9/1/2015	(a)	97,233	Final
RSAs for Class B Common Stock	12/22/2016	10/1/2019	74,741	Third
RSAs for Class B Common Stock	1/9/2018	10/1/2019	39,044	Second
RSAs for Class B Common Stock	1/8/2019	10/1/2019	50,218	First
Total number of shares acquired on vesting			354,095

(a)	Mr. Jarett Levan’s shares vested on October 3, 2019 and Mr. Wise’s shares vested on October 4, 2019.

(4)	Includes the following vesting of restricted stock awards or units for Mr. Lopez:

Vesting of Awards or Units	Grant Date	Vesting Date	Number of Shares	Installment
RSUs for Class A Common Stock	9/1/2015	10/5/2019	9,180	Final
RSAs for Class B Common Stock	9/1/2015	10/5/2019	9,750	Final
RSAs for Class B Common Stock	12/22/2016	10/1/2019	7,445	Third
RSAs for Class B Common Stock	1/9/2018	10/1/2019	12,500	Second
RSAs for Class B Common Stock	1/8/2019	10/1/2019	7,635	First
			46,510

(5)	Represents the closing price of the Company’s Class A Common Stock or Class B Common Stock, as applicable, on the vesting date multiplied by the number of shares acquired upon vesting.

Pension Benefits

None of the Company or any of its subsidiaries has in place any plan (other than tax-qualified defined contribution plans) that provides for payments or other benefits to any of the Named Executive Officers at, following, or in connection with their retirement.

Potential Payments Upon Termination or Change in Control

The following table sets forth certain information with respect to compensation that would become payable by the Company if the Named Executive Officers had ceased employment with the Company under the various circumstances below. The amounts shown in the table assume that such cessation of employment was effective as of December 31, 2019. Further, the amounts shown in the table do not include payments and benefits to the extent they are provided by the Company on a non-discriminatory basis to its salaried employees generally upon termination of employment, such as accrued salary and vacation pay. The terms “Cause,” Good Reason” and “Change in Control” have the meanings given to them in the employment agreements between the Company and the applicable individual. Under the employment agreements, a termination upon the Disability (as defined in the employment agreements) of the individual is deemed a termination without Cause. For additional information, see “Employment Agreements” below.

		Termination	Termination
		Without Cause	Without Cause
	Death	or Resignation for	or Resignation for
	(Whether	Good Reason	Good Reason
	Before or	Before a Change in	Within Two
	After a	Control or More than	Years Following a
Name and	Change in	Two Years After a	Change in
Payment Elements	Control)	Change in Control	Control
Alan B. Levan:
Bonus payment for year of termination	$3,000,000	3,000,000	3,000,000
Severance payment based on annual base salary
and annual bonus opportunity at time of termination	-	9,000,000	13,455,000
Acceleration of equity awards	4,294,268	4,294,268	4,294,268
Continuation of health and life insurance	-	292,889	440,007
Total Benefit	$7,294,268	16,587,157	21,189,275

John E. Abdo:
Bonus payment for year of termination	$3,000,000	3,000,000	3,000,000
Severance payment based on annual base salary
and annual bonus opportunity at time of termination	-	9,000,000	13,455,000
Acceleration of equity awards	4,992,304	4,992,304	4,992,304
Continuation of health and life insurance	-	12,807	19,607
Total Benefit	$7,992,304	17,005,111	21,466,911

Jarett S. Levan:
Bonus payment for year of termination	$720,000	720,000	720,000
Severance payment based on annual base salary
and annual bonus opportunity at time of termination	-	2,430,000	3,240,000
Acceleration of equity awards	1,423,349	1,423,349	1,423,349
Continuation of health and life insurance	-	27,116	36,399
Total Benefit	$2,143,349	4,600,465	5,419,748

Seth M. Wise:
Bonus payment for year of termination	$720,000	720,000	720,000
Severance payment based on annual base salary
and annual bonus opportunity at time of termination	-	2,430,000	3,240,000
Acceleration of equity awards	1,423,349	1,423,349	1,423,349
Continuation of health and life insurance	-	27,116	36,399
Total Benefit	$2,143,349	4,600,465	5,419,748

Raymond S. Lopez:
Bonus payment for year of termination	$514,500	514,500	514,500
Severance payment based on annual base salary
and annual bonus opportunity at time of termination	-	1,249,500	1,874,250
Acceleration of equity awards	259,601	259,601	259,601
Continuation of health and life insurance	-	17,834	17,834
Total Benefit	$774,101	2,041,435	2,666,185

Employment Agreements

The Company has employment agreements with each of the Named Executive Officers. Under the terms of their respective employment agreements, each Named Executive Officer receives an annual base salary and is entitled to receive bonuses (payable in cash, equity awards or a combination thereof) pursuant to bonus plans established from time to time by the Compensation Committee or otherwise at the discretion of the Compensation Committee. See “Compensation Discussion and Analysis” above for information regarding the base salaries paid to the Named Executive Officers under their respective employment agreements during 2019, their base salaries for 2020, the bonuses awarded to the Named Executive Officers for 2019, and the annual bonus opportunities of the Named Executive Officers for 2020.

Each employment agreement may be terminated by the Company for “Cause” or “Without Cause” or by the Named Executive Officer for “Good Reason” (as such terms are defined in the employment agreement). If an employment agreement is terminated for “Cause,” the applicable Named Executive Officer will be entitled to receive his base salary through the date of termination. If an employment agreement is terminated “Without Cause” or by the Named Executive Officer for “Good Reason,” the applicable Named Executive Officer will be entitled to receive his base salary through the date of termination and the prorated portion of the Named Executive Officer’s annual bonus based on the average annual bonus paid to him during the prior two fiscal years, subject to a maximum annual bonus for purposes of this calculation in an amount equal to 200% of his then-current annual base salary, in the case of Mr. Alan Levan and Mr. Abdo, 80% of his then-current annual base salary, in the case of Mr. Jarett Levan and Mr. Wise, and, in the case of Mr. Lopez, 70% of the sum of (A) his annual base salary under his employment agreement plus (B) his annual base salary from Bluegreen. In addition, if an employment agreement is terminated “Without Cause” or by the Named Executive Officer for “Good Reason,” the Named Executive Officer will be entitled to receive a severance payment as follows. Each of Mr. Alan Levan and Mr. Abdo will be entitled to receive a severance payment in an amount equal to 2 times the sum of his annual base salary and annual bonus opportunity at the date of termination (or 2.99 times the sum of his annual base salary and annual bonus opportunity at the date of termination if such termination occurs within two years after a “Change in Control” (as defined in the employment agreements)). Each of Mr. Jarett Levan and Mr. Wise will be entitled to receive a severance payment in an amount equal to 1.5 times the sum of his annual base salary and annual bonus opportunity at the date of termination (or 2 times the sum of his annual base salary and annual bonus opportunity at the date of termination if such termination occurs within two years after a “Change in Control”). Mr. Lopez will be entitled to receive a severance payment in an amount equal to the sum of (i) his annual base salary, (ii) his annual base salary from Bluegreen, and (iii) his annual bonus opportunity at the date of termination (or 1.5 times such amount if termination occurs within two years after a “Change in Control”). For purposes of calculating the severance payment, each Named Executive Officer’s “annual bonus opportunity” will be subject to the same maximum as described above with respect to the calculation of the prorated bonus to which the Named Executive Officer would be entitled in the event of a “Without Cause” or “Good Reason” termination. In addition, with respect to each Named Executive Officer’s employment agreement with the Company, if the employment agreement is terminated “Without Cause” or is terminated by the Named Executive Officer for “Good Reason” or as a result of the Named Executive Officer’s death, all unvested incentive stock options, if any, and restricted stock awards will immediately accelerate and fully vest as of the termination date. Further, in the event of a termination “Without Cause” or a termination by the Named Executive Officer for “Good Reason,” the Named Executive Officer will be entitled to continued benefits, including, without limitation, health and life insurance, for the following periods: (i) two years following the year in which the termination occurs (or three years following the year in which the termination occurs, if such termination occurred within two years after a “Change in Control”), in the case of Mr. Alan Levan and Mr. Abdo, (ii) eighteen months following the year in which the termination occurs (or two years following the year in which the termination occurs, if such termination occurred within two years after a “Change in Control”), in the case of Mr. Jarett Levan and Mr. Wise, and (iii) one year from the date of termination, in the case of Mr. Lopez. Each employment agreement will also be terminated upon the Named Executive Officer’s death, in which case the estate of the applicable Named Executive Officer will be entitled to receive his base salary through the date of his death and the prorated portion of the Named Executive Officer’s annual bonus, calculated as described above.

Compensation of Directors

The Company’s Compensation Committee recommends director compensation to the full Board of Directors based on factors it considers appropriate and based on the recommendations of management. Each director of the Company who is not also an employee of the Company, BCC or Bluegreen (each, a “non-employee director”) currently receives an annual cash retainer of $100,000 for his service on the Company’s Board of Directors. In addition to compensation for their service on the Board of Directors: the Chairman of the Audit Committee receives an annual cash retainer of $20,000; all other members of the Audit Committee receive annual cash retainers of $16,000; and the Chairman of the Compensation Committee and the Chairman of the Nominating/Corporate Governance Committee each receive an annual cash retainer of $3,500.

Director Compensation Table-2019

The following table sets forth certain information regarding the compensation paid to each individual who served as a non-employee director of the Company during the year ended December 31, 2019 in consideration for his service on the Board and its committees during the year.

					Change in
					Pension
	Fees				Value and
	Earned			Non-Equity	Nonqualified
	or Paid			Incentive	Deferred	All
	in	Stock	Option	Plan	Compensation	Other
Director	Cash	Awards (1)	Awards (2)	Compensation	Earnings	Compensation	Total
Norman H. Becker (3)	$116,000	-	-	-	-	-	$116,000
Andrew R. Cagnetta Jr.	100,000						100,000
Steven M. Coldren	119,500	-	-	-	-	-	119,500
Darwin Dornbush	100,000	-	-	-	-	-	100,000
Willis N. Holcombe	100,000	-	-	-	-	-	100,000
Oscar Holzmann (4)	116,000	-	-	-	-	-	116,000
Gregory A. Haile (5)	16,667	-	-	-	-	-	16,667
Joel Levy	120,000	-	-	-	-	-	120,000
William R. Nicholson	116,000	-	-	-	-	-	116,000
Anthony P. Segreto	100,000	-	-	-	-	-	100,000
Neil Sterling	103,500	-	-	-	-	-	103,500
Charlie C. Winningham II (4)	100,000	-	-	-	-	-	100,000

(1)	As of December 31, 2019, none of the Company’s non-employee directors held any shares of restricted stock of the Company.

(2)	As of December 31, 2019, none of the Company's non-employee directors held any options to purchase shares of the Company's Class A Common Stock or Class B Common Stock.

(3)	Mr. Becker is also a non-employee director of Bluegreen and received $85,000 of cash fees from Bluegreen for his service on its Board of Directors and committees during 2019.

(4)	Effective December 31, 2019, Mr. Holzmann and Mr. Winningham resigned from the Board of Directors of the Company.

(5)	Mr. Haile was appointed to the Company’s Board of Directors, effective November 1, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 27, 2020, certain information as to the Company’s Class A Common Stock and Class B Common Stock beneficially owned by persons known by the Company to own in excess of 5% of the outstanding shares of such stock. In addition, the table includes information regarding the shares of the Company’s Class A Common Stock and Class B Common Stock beneficially owned by (i) each Named Executive Officer, (ii) each of the Company’s directors and (iii) the Company’s directors and executive officers as a group. Management knows of no person, except as listed below, who beneficially owned more than 5% of the outstanding shares of the Company’s Class A Common Stock or Class B Common Stock as of April 27, 2020. Except as otherwise indicated, the information provided in the following table was obtained from filings with the SEC and the Company pursuant to the Exchange Act. For purposes of the following table, in accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner of any shares of the Company’s Class A Common Stock or Class B Common Stock which he or she has or shares, directly or indirectly, voting or investment power, or which he or she has the right to acquire beneficial ownership of at any time within 60 days after April 27, 2020. As used herein, “voting power” is the power to vote, or direct the voting of, shares, and “investment power” includes the power to dispose of, or direct the disposition of, such shares. Unless otherwise noted, each beneficial owner has sole voting and sole investment power over the shares beneficially owned.

		Class A	Class B	Percent of	Percent of
		Common Stock	Common Stock	Class A	Class B
Name of Beneficial Owner	Notes	Ownership	Ownership	Common Stock	Common Stock

Levan BFC Stock Partners LP	(1,2,3,6)	-	1,684,571	2.1%	9.1%
Levan Partners LLC	(1,2,3,6)	4,930,982	707,882	7.2%	3.8%
Alan B. Levan	(1,2,3,4,5,6,7)	8,800,310	17,581,131	25.6%	95.2%
John E. Abdo	(1,2,3,5)	5,326,422	7,476,548	13.9%	40.5%
Seth M. Wise	(1,2,7,8)	987,217	1,675,785	3.0%	9.1%
Jarett S. Levan	(1,2,6,7)	956,971	1,713,026	4.6%	18.4%
Raymond S. Lopez	(1,2)	48,626	117,155	*	*
Norman H. Becker	(2)	6,020	-	*	0.0%
Andrew R. Cagnetta Jr.	(2)	5,000	-	*	0.0%
Steven M. Coldren	(2)	9,463	-	*	0.0%
Darwin Dornbush	(2)	50,412	-	*	0.0%
Willis N. Holcombe	(2)	-	-	0.0%	0.0%
Joel Levy	(2)	61,558	-	*	0.0%
William Nicholson	(2)	60,000	-	*	0.0%
Anthony P. Segreto	(2)	-	-	0.0%	0.0%
Neil Sterling	(2)	-	-	0.0%	0.0%
Gregory A. Haile	(2)	-	-	0.0%	0.0%
Dr. Herbert A. Wertheim	(1,9)	3,968,157	416,448	5.6%	2.3%

All directors and executive officers of
the Company as a group (15 persons)	(1,2,3,4,5,6,7,8)	16,311,999	17,698,286	33.7%	95.8%

(1)

Unrestricted shares of the Company’s Class B Common Stock are convertible on a share-for-share basis into shares of the Company’s Class A Common Stock at any time at the beneficial owner’s discretion. The number of shares of Class B Common Stock held by each beneficial owner and convertible within 60 days after April 27, 2020 into shares of Class A Common Stock is not separately included in the “Class A Common Stock Ownership” column, but is included for the purpose of calculating the percent of Class A Common Stock held by each beneficial owner. The Class B share holdings of Mr. Alan Levan, Mr. Abdo, Mr. Jarett Levan, Mr. Wise and Mr. Lopez include 965,209 shares, 965,209 shares, 241,302 shares, 241,302 shares and 29,481 shares, respectively, which are restricted shares that cannot be converted into shares of Class A Common Stock within 60 days but over which the applicable individual has voting power.

(2)	Mailing address is 401 East Las Olas Boulevard, Suite 800, Fort Lauderdale, Florida 33301.

(3)

The Company may be deemed to be controlled by Messrs. Alan Levan and Abdo, who collectively may be deemed to have an aggregate beneficial ownership of shares of the Company’s Class A Common Stock and Class B Common Stock representing approximately 78.2% of the total voting power of the Company’s Common Stock.

(4)	Mr. Alan Levan’s beneficial holdings include the 4,930,982 shares of Class A Common Stock and 707,882 shares of Class B Common 26

Stock owned by Levan Partners LLC and the 1,684,571 shares of Class B Common Stock owned by Levan BFC Stock Partners LP.  Mr. Alan Levan’s beneficial holdings also include 11,440 shares of Class A Common Stock and 1,200 shares of Class B Common Stock held of record by his wife, 36,711 shares of Class A Common Stock held through trusts for the benefit of his children and 393,499 of Class A Common Stock held by the Susie and Alan B. Levan Family Foundation.  In addition, Mr. Alan Levan’s beneficial holdings of Class B Common Stock include the shares of Class B Common Stock held by Mr. Abdo, Mr. Jarett Levan and Mr. Wise, as described below.

(5)

Mr. Alan Levan and Mr. Abdo are parties to an agreement pursuant to which Mr. Abdo has granted to Mr. Alan Levan a proxy to vote the shares of Class B Common Stock that Mr. Abdo beneficially owns. As a result, the shares of Class B Common Stock beneficially owned by Mr. Abdo are included in Mr. Alan Levan’s beneficial holdings in the table. Mr. Abdo has also agreed not to sell any of his shares of Class B Common Stock without first converting those shares into shares of Class A Common Stock. Pursuant to the agreement, Mr. Alan Levan and Mr. Abdo have also agreed to vote their shares of Class B Common Stock in favor of the election of the other to the Company’s Board of Directors for so long as they are willing and able to serve as directors of the Company.  The agreement also provides for Mr. Jarett Levan to succeed to Mr. Alan Levan’s rights under the agreement in the event of Mr. Alan Levan’s death or disability.

(6)

Mr. Alan Levan and Mr. Jarett Levan are parties to an agreement pursuant to which Mr. Jarett Levan has agreed to vote the shares of Class B Common Stock that he owns or otherwise has the right to vote in the same manner as Mr. Alan Levan votes his shares of Class B Common Stock. As a result, the shares of Class B Common Stock beneficially owned by Mr. Jarett Levan are included in Mr. Alan Levan’s beneficial holdings in the table. Mr. Jarett Levan has also agreed, subject to certain exceptions, not to transfer certain of his shares of Class B Common Stock and to obtain the consent of Mr. Alan Levan prior to the conversion of certain of his shares of Class B Common Stock into shares of Class A Common Stock. Pursuant to the agreement, Mr. Alan Levan and Mr. Jarett Levan have also agreed to vote their shares of Class B Common Stock in favor of the election of the other to the Company’s Board of Directors for so long as they are willing and able to serve as directors of the Company.

(7)

Mr. Jarett Levan and Mr. Wise are parties to an agreement pursuant to which Mr. Wise has agreed to vote the shares of Class B Common Stock that he owns or otherwise has the right to vote in the same manner as Mr. Jarett Levan’s shares of Class B Common Stock are voted. As a result of this agreement and the above-described agreement between Mr. Alan Levan and Mr. Jarett Levan, the shares of Class B Common Stock beneficially owned by Mr. Wise are included in Mr. Alan Levan’s beneficial holdings in the table. Mr. Wise has also agreed, subject to certain exceptions, not to transfer certain of his shares of Class B Common Stock or convert such shares of Class B Common Stock into shares of Class A Common Stock, in each case, without first offering Mr. Jarett Levan the right to purchase such shares. Pursuant to the agreement, Mr. Jarett Levan and Mr. Wise have also agreed to vote, or cause to be voted, their shares of Class B Common Stock in favor of the election of the other to the Company’s Board of Directors for so long as they are willing and able to serve as directors of the Company.

(8)	Mr. Wise’s holdings of Class A Common Stock include 247 shares held in his spouse’s IRA which he may be deemed to beneficially own.

(9)

Dr. Wertheim’s ownership was reported in a Rebuttal of Control Agreement filed on December 20, 1996 with the Office of Thrift Supervision (as adjusted for stock splits since the date of filing). The Rebuttal of Control Agreement indicated that Dr. Wertheim had no intention to directly or indirectly manage or control the Company. Dr. Wertheim’s mailing address, as reported by him, is 191 Leucadendra Drive, Coral Gables, Florida 33156.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Review, Approval or Ratification of Related Party Transactions

The Company has a policy for the review and approval of transactions in which the Company is to be a participant, where the amount involved exceeds or is expected to exceed $120,000 annually, and in which any of the Company’s directors or executive officers, or any of their immediate family members, will have a direct or indirect material interest. Any such related party transaction is to be for the benefit of the Company and upon terms no less favorable to the Company than if the related party transaction was with an unrelated party.

The Board of Directors has delegated to the Nominating/Corporate Governance Committee the review and approval of related party transactions relating to directors or executive officers, or their immediate family members, other than those presenting issues regarding financial or accounting matters, the review and approval of which has been delegated to the Audit Committee. In reviewing related party transactions, the Nominating/Corporate Governance Committee or the Audit Committee, as applicable, evaluates the terms of the related party transaction, including an assessment of the arms-length nature of the terms, and may evaluate and consider other factors that it deems appropriate with respect to the transaction.

Related Party Transactions

The Company may be deemed to be controlled by Alan B. Levan, the Company’s Chairman and Chief Executive Officer, and John E. Abdo, the Company’s Vice Chairman. Together, Mr. Alan Levan and Mr. Abdo may be deemed to beneficially own shares of the Company’s Class A Common Stock and Class B Common Stock representing approximately 78% of the Company’s total voting power.  See Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”  above for further information with respect to the share ownership of each of Mr. Alan Levan and Mr. Abdo.

In addition to their positions with the Company, the Company’s executive officers and directors also hold positions at Bluegreen as follows. Mr. Alan Levan is the Chairman, Chief Executive Officer and President of Bluegreen.  Raymond S. Lopez is the Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer of Bluegreen. See Item 11 “Executive Compensation” above for information regarding the compensation paid by Bluegreen to Mr. Alan Levan and Mr. Lopez for their services during 2019. In addition, John E. Abdo is the non-executive Vice Chairman of the Board of Directors of Bluegreen, and Jarett S. Levan, the son of Mr. Alan Levan, and Seth M. Wise are both directors of Bluegreen. Further, Norman H. Becker is a non-employee director of each of the Company and Bluegreen. Mr. Becker received compensation for his service on Bluegreen’s Board of Directors and its committees of $85,000 for the year ended December 31, 2019.   Additionally, Susan J. Saturday was Executive Vice President and Chief Human Resources Officer of the Company until she rejoined Bluegreen in an executive capacity as its Executive Vice President and Chief Administrative Officer in September 2019.  Ms. Saturday previously served as an executive of Bluegreen, including as Executive Vice President and Chief Human Resources Officer until April 2018.

During the year ended December 31, 2019, Bluegreen paid subsidiaries of the Company approximately $1.7 million for management advisory, risk management, administrative and other services.

During April 2015, the Company entered into a Loan Agreement and Promissory Note with a wholly owned subsidiary of Bluegreen pursuant to which Bluegreen’s subsidiary provided an $80 million loan to the Company. Amounts outstanding on the loan bore interest at a rate of 6% per annum until April 2020 when the interest rate was reduced to 4% per annum. Payments of interest are required on a quarterly basis, with all outstanding amounts being due and payable at maturity.  In March 2020, the Loan Agreement and Promissory Note was amended to extend the maturity date from April 17, 2020 to April 17, 2021.  The Company is permitted to prepay the loan in whole or in part at any time, and prepayments will be required, to the extent necessary, in order for Bluegreen or its subsidiaries to remain in compliance with covenants under their outstanding indebtedness. During the year ended December 31, 2019, the Company paid approximately $4.8 million of interest expense on the loan.

During May 2015, the Company and its subsidiaries, including BCC, Woodbridge, Bluegreen and Renin and their respective subsidiaries, entered into an Agreement to Allocate Consolidated Income Tax Liability and Benefits (the “Consolidated Tax Agreement”) pursuant to which, among other customary terms and conditions, the parties agreed to file consolidated federal tax returns. Pursuant to the Consolidated Tax Agreement, the parties calculate their respective income tax liabilities and attributes as if each of them were a separate filer. If any tax attributes are used by another party to the Consolidated Tax Agreement to offset its tax liability, the party providing the benefit will receive an amount for the tax benefits realized. During the year ended December 31, 2019, Bluegreen and Renin paid the Company approximately $13.0 million and $1.0 million, respectively, pursuant to the Consolidated Tax Agreement.

The Company pays Abdo Companies, Inc. approximately $25,520 per month in exchange for Abdo Companies, Inc.’s provision of certain management services. John E. Abdo, the Company’s Vice Chairman, is the principal shareholder and Chief Executive Officer of Abdo Companies, Inc.

Determination of Director Independence

The Company’s Board of Directors has determined that Norman H. Becker, Andrew R. Cagnetta, Jr., Steven M. Coldren, Darwin Dornbush, Gregory A. Haile, Willis N. Holcombe, Joel Levy, William Nicholson,  Anthony P. Segreto and Neil Sterling, who together comprise a majority of the Board, are independent under applicable rules and regulations of the SEC and the listing standards of the NYSE.  The Board made such independence determinations based on a review of transactions and relationships between each director or any member of his or her immediate family, on the one hand, and the Company and its subsidiaries and affiliates, on the other hand, as well as transactions and relationships between each director or his affiliates, on the one hand, and members of the Company’s senior management or their affiliates, on the other hand. To assist the Board in making its independence determinations, the Board adopted the following categorical standards of relationships that, in the Board’s opinion, do not constitute material relationships that impair a director’s independence: (i) serving on third party boards of directors with other members of the Board; (ii) payments or charitable gifts by the Company to entities with which a director is an executive officer or employee where such payments do not exceed the greater of $1 million annually or 2% of such entity’s consolidated gross revenues for the applicable year; and (iii) investments by directors in common with each other or the Company.  In addition, the Board discussed and considered that Mr. Becker serves on the Board of Directors of Bluegreen.  With respect to Mr. Coldren, the Board discussed and considered that he is the President of Business Information Systems, Inc., a company which currently leases (and, since 1985, has leased) office space from Abdo Companies, Inc., of which John E. Abdo, the Company’s Vice Chairman is President. Prior to its expansion in 2019, the lease covered 4,000 square feet and provided for annual rent of $84,000.  During 2019, the lease was expanded to cover a total approximately 6,000 square feet and the annual rent was increased to $140,000, which is purported to be the current market rate. The Board also discussed and considered that Mr. Haile is the President of Broward College and a member of the Board of Directors of the Broward College Foundation, and that, during 2019, the Company made contributions of $10,000 to each of Broward College and the Broward College Foundation. The Board determined that each such relationship and transaction described above did not constitute a  material relationship or transaction that would impair the director’s independence.

Item 14. Principal Accounting Fees and Services

Grant Thornton LLP (“Grant Thornton”) served as the independent registered public accounting firm for the Company and Bluegreen for 2019 and 2018. The following table presents fees for professional services rendered by Grant Thornton for the audit of each company’s annual financial statements for 2019 and 2018. The table also presents fees billed for audit-related services, tax services and all other services rendered by Grant Thornton to the Company and Bluegreen for 2019 and 2018.

	2019	2018
	(in thousands)	(in thousands)
BBX Capital Corporation
Audit fees (1)	$1,203	$1,296
Audit - related fees (2)	-	159
All other fees	-	-

Bluegreen
Audit fees (1)	935	1,088
Audit - related fees (3)	197	197
All other fees	-	-
Total audit, audit related and other fees	$2,335	$2,740

(1)

Includes fees for services related to each company’s respective annual financial statement audits and the review of quarterly financial statements. In addition, the fees for the Company include fees for annual audits of the effectiveness of the Company’s internal control over financial reporting and fees associated with registration statement consents.

(1)	Includes primarily fees for due diligence in connection with proposed or consummated acquisitions.

(2)	Includes fees for services related to the financial statement audit of one of Bluegreen’s subsidiaries and agreed upon procedures related to loan securitizations.

All audit-related services for the Company set forth above were pre-approved by the Company’s Audit Committee, which concluded that the provision of such services by Grant Thornton was compatible with the maintenance of such firm’s independence in the conduct of its auditing functions.

Under its charter, the Company’s Audit Committee must review and pre-approve both audit and permitted non-audit services provided by the Company’s independent registered public accounting firm and shall not engage the independent registered public accounting firm to perform any non-audit services prohibited by law or regulation. Each year, the independent registered public accounting firm’s retention to audit the Company’s financial statements, including the associated fee, is approved by the Audit Committee. Under its current practices, the Audit Committee does not regularly evaluate potential engagements of the independent registered public accounting firm and approve or reject such potential engagements. At each Audit Committee meeting, the Audit Committee receives updates on the services actually provided by the independent registered public accounting firm, and management may present additional services for pre-approval. The Audit Committee has delegated to the Chairman of the Audit Committee the authority to evaluate and approve engagements on behalf of the Audit Committee in the event that a need arises for pre-approval between regular Audit Committee meetings. If the Chairman so approves any such engagements, he will report that approval to the full Audit Committee at the next Audit Committee meeting.

Business Update and Other Event

While the Company and its subsidiaries have each been impacted by the COVID-19 pandemic, Bluegreen and IT’SUGAR have to date been most significantly impacted by the pandemic.  For further information regarding the impact of the COVID-19 pandemic on certain of the Company’s businesses and certain actions that have been taken in response to the pandemic, see the Company’s press release attached as Exhibit 99.1 to the Company’s Current Report on Form 8-K furnished with the SEC on March 31, 2020.

During April 2020, a subsidiary of the Company purchased for approximately $4.3 million loans made by a third party lender to IT’SUGAR under an equipment financing facility and line of credit. As of March 31, 2020, the equipment loan had an outstanding balance of approximately $320,000 and approximately $4,000,000 was outstanding under the line of credit. The equipment loan bears interest at a fixed rate of 4.75% per annum and is payable in monthly principal and interest installments with a maturity date of September 2021. The line of credit is available through August 2021. Amounts outstanding under the line of credit bear interest at a LIBOR daily floating rate plus 1.50% or a monthly LIBOR rate, subject to the terms and conditions of the facility. Payments of interest only are required monthly under the line of credit.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)	Documents filed as part of this Report:

(3)	Exhibits. The following exhibits are filed with this Amendment:

Exhibit No.Description

31.1Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BBX CAPITAL CORPORATION
April 29, 2020	By:	/s/ Alan B. Levan
Alan B. Levan, Chairman of the Board and Chief Executive Officer