Form 10-Q
period 2020-03-31
BBX Capital Corp
filed 2020-05-11
CIK 315858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2020

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

YES [   ]NO [ X ]

The number of shares outstanding of each of the registrant’s classes of common stock as of May 4, 2020 is as follows:

Class A Common Stock of $.01 par value,  78,106,148 shares outstanding.
Class B Common Stock of $.01 par value, 18,466,942 shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BBX Capital Corporation
Condensed Consolidated Statements of Financial Condition - Unaudited
(In thousands, except share data)

	March 31,	December 31,
	2020	2019
ASSETS
Cash and cash equivalents	$397,518	356,604
Restricted cash ($17,456 in 2020 and $22,534 in 2019 in variable interest entities ("VIEs"))	34,719	50,266
Notes receivable	585,159	589,198
Less: Allowance for loan losses	(155,166)	(140,630)
Notes receivable, net ($288,435 in 2020 and $292,590 in 2019 in VIEs)	429,993	448,568
Trade inventory	22,531	22,843
Vacation ownership interest ("VOI") inventory	347,293	346,937
Real estate ($11,348 in 2020 and $11,297 in 2019 held for sale)	63,098	65,818
Investments in unconsolidated real estate joint ventures	59,373	57,330
Property and equipment, net	129,536	129,686
Goodwill	14,864	37,248
Intangible assets, net	68,026	68,186
Operating lease assets	103,108	109,351
Other assets	106,437	98,134
Total assets	$1,776,496	1,790,971
LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$27,821	25,957
Deferred income	15,343	18,074
Escrow deposits	12,900	22,711
Other liabilities	91,988	120,362
Receivable-backed notes payable - recourse	80,473	88,569
Receivable-backed notes payable - non-recourse (in VIEs)	339,224	334,246
Notes payable and other borrowings	265,689	188,731
Junior subordinated debentures	137,476	137,254
Operating lease liabilities	121,300	123,430
Deferred income taxes	81,492	87,558
Total liabilities	1,173,706	1,146,892
Commitments and contingencies (See Note 12)
Redeemable noncontrolling interest	1,863	4,009
Equity:
Preferred stock of $.01 par value; authorized 10,000,000 shares	—	—
Class A Common Stock of $.01 par value; authorized 150,000,000 shares;
issued and outstanding 75,663,645 in 2020 and 75,530,331 in 2019	757	755
Class B Common Stock of $.01 par value; authorized 20,000,000 shares;
issued and outstanding 15,824,539 in 2020 and 15,957,853 in 2019	158	160
Additional paid-in capital	154,339	152,775
Accumulated earnings	365,690	394,551
Accumulated other comprehensive income	967	1,554
Total shareholders' equity	521,911	549,795
Noncontrolling interests	79,016	90,275
Total equity	600,927	640,070
Total liabilities and equity	$1,776,496	1,790,971

See Notes to Condensed Consolidated Financial Statements – Unaudited

BBX Capital Corporation
Condensed Consolidated Statements of Operations and Comprehensive Income - Unaudited
(In thousands, except per share data)

	For the Three Months Ended March 31,
	2020	2019
Revenues:
Sales of VOIs	$45,128	51,731
Fee-based sales commissions	41,365	45,212
Other fee-based services	29,314	29,568
Cost reimbursements	19,120	17,044
Trade sales	40,877	45,984
Sales of real estate inventory	6,439	4,236
Interest income	21,316	21,415
Net (losses) gains on sales of real estate assets	(47)	1,332
Other revenue	574	830
Total revenues	204,086	217,352
Costs and Expenses:
Cost of VOIs sold	4,099	3,848
Cost of other fee-based services	22,711	22,868
Cost reimbursements	19,120	17,044
Cost of trade sales	29,772	32,290
Cost of real estate inventory sold	4,632	2,643
Interest expense	9,833	11,148
Recoveries from loan losses, net	(3,512)	(961)
Impairment losses	28,283	618
Selling, general and administrative expenses	126,853	121,993
Total costs and expenses	241,791	211,491
Equity in net earnings (losses) of unconsolidated real estate joint ventures	551	(17)
Other income	231	513
Foreign exchange gain	278	5
(Loss) income before income taxes	(36,645)	6,362
Benefit (provision) for income taxes	5,830	(1,724)
Net (loss) income	(30,815)	4,638
Less: Net (loss) income attributable to noncontrolling interests	(2,505)	3,139
Net (loss) income attributable to shareholders	$(28,310)	1,499

Basic (loss) earnings per share	$(0.31)	0.02
Diluted (loss) earnings per share	$(0.31)	0.02
Basic weighted average number of common shares outstanding	91,488	93,220
Diluted weighted average number of common and common equivalent shares outstanding	91,488	94,487
Cash dividends declared per Class A common share	$—	0.0125
Cash dividends declared per Class B common share	$—	0.0125

Net (loss) income	$(30,815)	4,638
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on securities available for sale	(37)	28
Foreign currency translation adjustments	(550)	101
Other comprehensive (loss) income, net	(587)	129
Comprehensive (loss) income, net of tax	(31,402)	4,767
Less: Comprehensive (loss) income attributable to noncontrolling interests	(2,505)	3,139
Comprehensive (loss) income attributable to shareholders	$(28,897)	1,628

See Notes to Condensed Consolidated Financial Statements - Unaudited

BBX Capital Corporation
Condensed Consolidated Statements of Changes in Equity - Unaudited
For the Three Months Ended March 31, 2019 and 2020
(In thousands)

	Shares of						Accumulated
	Common Stock		Common				Other
	Outstanding		Stock		Additional		Comprehen-	Total	Non-
	Class		Class		Paid-in	Accumulated	sive	Shareholders'	controlling	Total
	A	B	A	B	Capital	Earnings	Income	Equity	Interests	Equity
Balance, December 31, 2018	78,379	14,841	$784	148	161,684	385,789	1,215	549,620	87,988	637,608
Cumulative effect from the adoption of ASU 2016-02, net of income taxes and redeemable noncontrolling interest	—	—	—	—	—	(2,202)	—	(2,202)	—	(2,202)
Net income excluding $220 of loss attributable to redeemable noncontrolling interest	—	—	—	—	—	1,499	—	1,499	3,359	4,858
Other comprehensive income	—	—	—	—	—	—	129	129	—	129
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(1,220)	(1,220)
Class A common stock cash dividends declared	—	—	—	—	—	(989)	—	(989)	—	(989)
Class B common stock cash dividends declared	—	—	—	—	—	(242)	—	(242)	—	(242)
Share-based compensation	—	—	—	—	3,049	—	—	3,049	—	3,049
Balance, March 31, 2019	78,379	14,841	$784	148	164,733	383,855	1,344	550,864	90,127	640,991

Balance, December 31, 2019	75,530	15,958	$755	160	152,775	394,551	1,554	549,795	90,275	640,070
Net loss excluding $2,743 of loss attributable to redeemable noncontrolling interest	—	—	—	—	—	(28,310)	—	(28,310)	238	(28,072)
Other comprehensive loss	—	—	—	—	—	—	(587)	(587)	—	(587)
Bluegreen purchase and retirement of its common stock	—	—	—	—	(1,167)	—	—	(1,167)	(10,574)	(11,741)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(923)	(923)
Accretion of redeemable noncontrolling interest	—	—	—	—	—	(551)	—	(551)	—	(551)
Conversion of common stock from Class B to Class A	133	(133)	2	(2)	—	—	—	—	—	—
Share-based compensation	—	—	—	—	2,731	—	—	2,731	—	2,731
Balance, March 31, 2020	75,663	15,825	$757	158	154,339	365,690	967	521,911	79,016	600,927

See Notes to Condensed Consolidated Financial Statements - Unaudited

BBX Capital Corporation
Condensed Consolidated Statements of Cash Flows - Unaudited
(In thousands)

	For the Three Months Ended March 31,
	2020	2019
Operating activities:
Net (loss) income	$(30,815)	4,638
Adjustment to reconcile net income to net cash
used in operating activities:
Recoveries from loan losses, net	(3,512)	(961)
Provision for notes receivable allowances	30,353	11,145
Depreciation, amortization and accretion, net	6,902	6,875
Share-based compensation expense	2,731	3,049
Net losses (gains) on sales of real estate and property and equipment	3	(1,332)
Equity (earnings) losses of unconsolidated real estate joint ventures	(551)	17
Return on investment in unconsolidated real estate joint ventures	1,430	277
(Decrease) increase in deferred income tax	(6,052)	1,093
Impairment losses	28,283	618
Interest accretion on redeemable 5% cumulative preferred stock	—	209
Increase in notes receivable	(11,184)	(7,607)
Increase in VOI inventory	(356)	(8,237)
Decrease (increase) in trade inventory	312	(613)
Decrease in real estate inventory	1,241	2,192
Net change in operating lease asset and operating lease liability	294	—
Increase in other assets	(10,582)	(6,726)
Decrease in other liabilities	(38,491)	(11,203)
Net cash used in operating activities	(29,994)	(6,566)
Investing activities:
Return of investment in unconsolidated real estate joint ventures	—	2,068
Investments in unconsolidated real estate joint ventures	(2,922)	(4,920)
Proceeds from repayment of loans receivable	3,909	1,179
Proceeds from sales of real estate held-for-sale	100	1,936
Additions to real estate held-for-sale and held-for-investment	(51)	(289)
Purchases of property and equipment	(6,549)	(9,693)
Decrease in cash from other investing activities	—	(42)
Net cash used in investing activities	(5,513)	(9,761)
		(Continued)

BBX Capital Corporation
Condensed Consolidated Statements of Cash Flows - Unaudited
(In thousands)

	For the Three Months Ended March 31,
	2020	2019
Financing activities:
Repayments of notes payable and other borrowings	(44,076)	(75,493)
Proceeds from notes payable and other borrowings	118,943	14,791
Payments for debt issuance costs	(185)	(115)
Payments of interest of redeemable 5% cumulative preferred stock	—	(125)
Purchase and retirement of subsidiary common stock	(11,741)	—
Dividends paid on common stock	(1,144)	(934)
Distributions to noncontrolling interests	(923)	(1,220)
Net cash provided by (used in) financing activities	60,874	(63,096)
Increase (decrease) in cash, cash equivalents and restricted cash	25,367	(79,423)
Cash, cash equivalents and restricted cash at beginning of period	406,870	421,097
Cash, cash equivalents and restricted cash at end of period	$432,237	341,674

Supplemental cash flow information:
Interest paid on borrowings, net of amounts capitalized	$9,095	9,745
Income taxes paid	217	862
Supplementary disclosure of non-cash investing and financing activities:
Construction funds receivable transferred to real estate	—	2,288
Operating lease assets recognized upon adoption of ASC 842	—	113,183
Operating lease liabilities recognized upon adoption of ASC 842	—	123,240
Operating lease assets obtained in exchange for new operating lease liabilities	3,139	5,864
Increase in other assets upon issuance of Community Development District Bonds	185	8,110
Assumption of Community Development District Bonds by builders	1,532	1,035
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	397,518	296,317
Restricted cash	34,719	45,357
Total cash, cash equivalents, and restricted cash	$432,237	341,674

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

BBX Capital has two classes of common stock. Holders of the Class A common stock are entitled to one vote per share, which in the aggregate represents 22% of the combined voting power of the Class A common stock and the Class B common stock. Class B common stock represents the remaining 78% of the combined vote. The percentage of total common equity represented by Class A and Class B common stock was 83% and 17%, respectively, at March  31, 2020. Class B common stock is convertible into Class A common stock on a share for share basis at any time at the option of the holder.

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

Financial statements prepared in conformity with GAAP require the Company to make estimates based on assumptions about current and, for some estimates, future economic and market conditions which affect reported amounts and related disclosures in the Company’s financial statements. Due to, among other things, the impact and potential future impact of the ongoing novel coronavirus disease (“COVID-19”) pandemic, which is discussed in more detail throughout this report, actual conditions could differ from the Company’s expectations and estimates, which could materially affect the Company’s results of operations and financial condition. The severity, magnitude, and duration, as well as the economic consequences, of the COVID-19 pandemic, are uncertain, rapidly changing, and difficult to predict. As a result, the Company’s accounting estimates and assumptions may change over time in response to COVID-19. Such changes could result in, among other adjustments, future impairments of goodwill, intangibles, and long-lived assets, inventory reserves, and incremental changes in the Company’s allowance for loan losses.

In management’s opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which include normal recurring adjustments, that are necessary for a fair statement of the condensed consolidated financial condition of the Company at March 31, 2020; the condensed consolidated results of operations and comprehensive income of the Company for the three months ended March 31, 2020 and 2019; the condensed consolidated changes in equity of the Company for the three months ended March 31, 2020 and 2019; and the condensed consolidated cash flows of the Company for the three months ended March 31, 2020 and 2019. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or any other future period.

These unaudited condensed consolidated financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on March 13, 2020.

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

Principal Investments

The Company’s principal investments are Bluegreen Vacations Corporation (“Bluegreen” or “Bluegreen Vacations”), BBX Capital Real Estate LLC (“BBX Capital Real Estate” or “BBXRE”), BBX Sweet Holdings, LLC (“BBX Sweet Holdings”), and Renin Holdings, LLC (“Renin”).

Bluegreen

Bluegreen is a leading vacation ownership company that markets and sells VOIs and manages resorts in popular leisure and urban destinations. Bluegreen’s resort network includes 45 Club Resorts (resorts in which owners in the Bluegreen Vacation Club (“Vacation Club”) have the right to use most of the units in connection with their VOI ownership) and 23 Club Associate Resorts (resorts in which owners in Bluegreen’s Vacation Club have the right to use a limited number of units in connection with their VOI ownership). Bluegreen markets, sells, and manages VOIs in resorts, which are generally located in high-volume, “drive-to” vacation destinations, including Orlando, Las Vegas, Myrtle Beach and Charleston, among others. Through its points-based system, the approximately 221,000 owners in Bluegreen’s Vacation Club have the flexibility to stay at units available at its resorts and have access to over 11,350 other hotels and resorts through partnerships and exchange networks. The resorts in which Bluegreen markets, sells, or manages VOIs were either developed or acquired by Bluegreen or were developed and are owned by third parties. Bluegreen earns fees for providing sales and marketing services to third party developers. Bluegreen also earns fees for providing management services to the Vacation Club and homeowners’ associations (“HOAs”), mortgage servicing, VOI title services, reservation services, and construction design and development services. In addition, Bluegreen provides financing to qualified VOI purchasers, which generates significant interest income.

During the three months ended March 31, 2020, Bluegreen repurchased and retired 1,878,400 shares of its common stock for $11.7 million. As of March 31, 2020, the Company owns approximately 93% of Bluegreen’s common stock.

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

BBX Sweet Holdings

BBX Sweet Holdings is engaged in the ownership and management of operating businesses in the confectionery industry, including IT’SUGAR, Hoffman’s Chocolates, and Las Olas Confections and Snacks. IT’SUGAR is a specialty candy retailer which has approximately 100 retail locations, which include a mix of high-traffic resort and entertainment, lifestyle, mall/outlet, and urban locations in over 25 states and Washington D.C., and its products include bulk candy, candy in giant packaging, and novelty items. Hoffman’s Chocolates is a retailer of gourmet chocolates with retail locations in South Florida, and Las Olas Confections and Snacks is a manufacturer and wholesaler of chocolate and other confectionery products.

Renin

Renin is engaged in the design, manufacture, and distribution of sliding doors, door systems and hardware, and home décor products and operates through its headquarters in Canada and two manufacturing and distribution facilities in the United States and Canada. In addition to its own manufacturing, Renin also sources various products and raw materials from China and Vietnam.

Other

In addition to its principal investments, the Company has investments in other operating businesses, including a restaurant located in South Florida that was acquired through a loan foreclosure and an insurance agency.  The Company previously operated as a franchisee of MOD Pizza restaurant locations in Florida and exited these operations in September 2019.

Impact of the COVID-19 Pandemic

The COVID-19 pandemic has been, and continues to be, an unprecedented disruption in the U.S. and global economies and the industries in which the Company operates due to, among other things, government ordered “shelter in place” and “stay at home” orders and advisories, travel restrictions, and restrictions on business operations, including required closures of resorts and retail locations. The disruptions arising from the pandemic and the reaction of the general public had a significant adverse impact on the Company's financial condition and operations during the three months ended March 31, 2020. The duration and severity of the pandemic and related disruptions, as well as the adverse impact on economic and market conditions, are uncertain; however, given the nature of these circumstances, the adverse impact of the pandemic on the Company’s consolidated results of operations, cash flows, and financial condition in 2020 has been, and is expected to continue to be, material. Furthermore, although the duration and severity of the effects of the pandemic are uncertain, it is expected that demand for many of the Company’s products and services may remain weak for a significant length of time, and the Company cannot predict if and when the industries in which the Company operates will return to pre-pandemic levels.

Although the impact of the COVID-19 pandemic on the Company’s principal investments, including management’s efforts to mitigate the effects of the pandemic, has varied, as described in further detail below, BBX Capital and its subsidiaries have taken steps to manage expenses through cost saving initiatives and reductions in employee head count and taken actions to increase liquidity and strengthen the Company’s financial position, including drawing cash from certain available lines of credit, reducing planned capital expenditures, and in the case of BBX Capital and Bluegreen, suspending the payment of quarterly dividends. As of March 31, 2020, the Company’s consolidated cash balances were $397.5 million, including $137.8 million held directly by BBX Capital.

The following summarizes the current impact of the COVID-19 pandemic on the Company’s principal investments:

Bluegreen

Bluegreen temporarily closed all of its VOI sales centers; its retail marketing operations at Bass Pro Shops, Cabela’s stores, and outlet malls; and the Choice Hotels call transfer program. In addition, some of Bluegreen’s Club and Club Associate Resorts were closed in accordance with government mandates and advisories. As a result of the effect of the pandemic, Bluegreen implemented several cost mitigating activities, including a reduction in workforce and the implementation of temporary furloughs and reduced work hours. In addition, as a precautionary measure designed to provide it with additional liquidity, Bluegreen reduced its new inventory acquisition and development expenditures, drew down $60.0 million under its credit facilities and various receivable backed facilities, and suspended its quarterly dividends. Bluegreen is continuing to monitor the course of the COVID-19 pandemic but is currently developing a plan to reopen these operations, including accepting guests at certain of its resorts as of May 16, 2020 and reopening VOI sales centers and marketing operations beginning in June 2020, in each case on a phased schedule, subject to the restrictions of applicable government orders and the safety of its owners, guests, and employees.

The Company expects that the impact of the COVID-19 pandemic will materially adversely affect Bluegreen’s operating results and financial condition for the year ended December 31, 2020, and a sustained adverse impact on Bluegreen’s revenues, net income, or other operating results due to the COVID-19 pandemic could result in failures to comply with various loan covenants in its outstanding indebtedness. While there is no assurance that it will be successful, Bluegreen will seek waivers from its lenders where necessary.

BBX Capital Real Estate

Construction activities remain ongoing at BBXRE’s existing projects; however, the effects of the COVID-19 pandemic, including “shelter in place” and “stay at home” orders and advisories and increased unemployment and economic uncertainty, have disrupted sales activities at BBXRE’s single-family home developments and rental activities at its multifamily apartment developments. In addition, the effects of the pandemic, including the impact on general economic conditions and real estate and credit markets, have increased uncertainty related to the expected timing and pricing of future sales of multifamily apartment developments, single-family homes, and developed lots at BBXRE’s Beacon Lake Community, as well as the commencement of new multifamily apartment developments. While the Company expects that the impact of the COVID-19 pandemic will adversely affect BBXRE’s operating results and financial condition for the year ended December 31, 2020, particularly with respect to the expected timing of sales, the Company determined that its existing real estate investments were not impaired as of March 31, 2020 as the impact of the pandemic on real estate values was uncertain at such time. BBXRE will continue to monitor economic and market conditions and may recognize impairment losses in future periods to the extent that the effects of the pandemic have a severe and sustained adverse impact on the real estate market.

BBX Sweet Holdings

As of March 31, 2020, IT’SUGAR had closed all of its retail locations and furloughed all store employees and the majority of its corporate employees. At the current time, IT’SUGAR is not generating any trade sales other than limited sales through its website and wholesale channels and has not made rent payments to the landlords of its retail locations. IT’SUGAR is currently in discussions with its landlords for rent abatements or deferrals and is hopeful that it will be in a position to commence a phased reopening of its retail locations starting in May 2020, subject to the implementation of revised store floor plans and increased sanitation protocols. However, as a result of the prolonged closure of its retail locations that commenced in March 2020, IT’SUGAR does not believe that it will have sufficient liquidity to continue its full operations if it is unable to obtain significant rent abatements or deferrals from its landlords and amended payment terms from its vendors and, if it is not successful with these negotiations, may decide to pursue a formal or informal restructuring. Further, even if IT’SUGAR is in a position to reopen its retail locations and continue its operations, the effects of the COVID-19 pandemic on demand and future sales levels, including a recessionary economic environment and the potential impact of the pandemic on consumer behavior, remain uncertain and could have a long-term and significant adverse impact on IT’SUGAR’s business, results of operations, and financial condition and its ability to continue its operations. As a result, the Company recognized $24.7 million of impairment losses related to IT’SUGAR’s goodwill and long-lived assets during the quarter ended March 31, 2020. See Note 8 for additional information with respect to the recognition of these impairment losses.

In addition to the material adverse impact of the COVID-19 pandemic on IT’SUGAR’s operations, BBX Sweet Holdings’ other operations have also been adversely impacted by the pandemic. In particular, Hoffman’s Chocolates has closed all of its retail locations to customer traffic and limited sales to curbside pickup (where allowable by government mandates) and online customers. In addition, Hoffman’s Chocolates is in discussions with its landlords for rent abatements and deferrals. While Las Olas Confections and Snacks has continued to operate its manufacturing facility and sell products to its wholesale customers, its sales activity has declined as a result of the effects of the pandemic. In response to the effects of the pandemic, both Hoffman’s Chocolates and Las Olas Confections and Snacks have implemented several cost mitigating activities, including a reduction of workforce and indefinite furlough of certain employees.

Renin

Renin is continuing to operate both of its manufacturing and distribution facilities, source various products and raw materials from China and Vietnam, and sell its products through various channels. While its operating results for the three months ended March 31, 2020 were not significantly impacted by the COVID-19 pandemic,  Renin’s sales volumes have declined subsequent to March 31, 2020, which management believes is attributable to the effects of the pandemic, including a recessionary economic environment and rising unemployment. In addition, such effects could have a significant adverse impact on Renin’s results of operations and financial condition in future periods, particularly to the extent that an economic downturn is prolonged in nature or results in material disruptions in the supply chains for its products and raw materials. Renin is continuing to monitor the potential effects of the pandemic and is exploring various opportunities through which it could attempt to mitigate such effects, including increasing online sales and implementing cost reduction initiatives.

Recently Adopted Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued the following Accounting Standards Updates (“ASU”) and guidance relevant to the Company’s operations which were adopted as of January 1, 2020:

ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (as subsequently amended and clarified by various ASUs). This standard introduces an approach of estimating credit losses on certain types of financial instruments based on expected losses and expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating its allowance for credit losses. The standard also requires entities to record an allowance for credit losses for available for sale debt securities rather than reduce the carrying amount under the other-than temporary impairment model. In addition, the standard requires entities to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination (i.e., by vintage year). The Company adopted this standard on January 1, 2020 using a modified retrospective method. The Company did not recognize a cumulative effect adjustment upon adoption of the standard as Bluegreen’s VOI notes receivable are recorded net of an allowance that is calculated in accordance with ASC 606, Revenue from Contracts, and which complies with the requirements of ASC 326. The Company also elected the practical expedient to not measure an allowance for credit losses for accrued interest receivables, as the Company’s interest income is suspended, and previously accrued but unpaid interest income is reversed, on all delinquent notes receivable when principal or interest payments are more than 90 days contractually past due and not resumed until such loans are less than 90 days past due. In addition, the application of the standard did not have a material impact on the Company’s remaining instruments that are within the scope of the standard. As such, the adoption of the standard did not have a material impact on the Company’s consolidated financial statements.

ASU 2018-15, Intangibles (Topic 350-40): Goodwill and Other – Internal–Use Software. This standard requires a customer in a cloud computing arrangement that is a service contract (“CCA”) to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets or expense as incurred. The standard also requires entities to present implementation costs related to a CCA in the same financial statement line items as the CCA service fees. The Company adopted this standard on January 1, 2020 and is applying the transition guidance as of the date of adoption prospectively, under the current period adjustment method. Upon adoption of the standard, the Company reclassified $1.9 million of capitalized implementation costs related to a CCA that was in the implementation phase as of January 1, 2020 from property and equipment to prepaid expenses. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements.

ASU No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. This standard modifies the disclosure requirements in Topic 820 related to the valuation techniques and inputs used in fair value measurements, uncertainty in measurement, and changes in measurements applied. This standard was effective for the Company on January 1, 2020, and the adoption of the standard did not have a material impact on the Company’s consolidated financial statements and disclosures.

Future Adoption of Recently Issued Accounting Pronouncements

The FASB has issued the following accounting pronouncements and guidance relevant to the Company’s operations which had not been adopted by the Company as of March 31, 2020:

ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard removes specific exceptions to the general principles in Topic 740 including exceptions related to (i) the incremental approach for intraperiod tax allocations, (ii) accounting for basis differences when there are ownership changes in foreign investments, and (iii) interim period income tax accounting for year-to-date losses that exceed anticipated losses. The statement is effective for the Company on January 1, 2021 and interim periods within that fiscal year. Early adoption is permitted. The Company is currently evaluating the impact that this standard may have on its consolidated financial statements.

ASU No. 2020-04 Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This standard provides relief for companies preparing for discontinuation of LIBOR in response to the Financial Conduct Authority (the regulatory authority over LIBOR) plan for a phase out of regulatory oversight of LIBOR interest rate indices after 2021 to allow for an orderly transition to an alternate reference rate. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to LIBOR for promissory notes or other contracts that are currently indexed to LIBOR. The ARRC has proposed a market transition plan to SOFR from LIBOR, and organizations are currently working on transition plans as it relates to derivatives and cash markets exposed to LIBOR. The Company currently has $87.7 million of LIBOR indexed receivable-backed notes payable and lines of credit, $225.2 million of LIBOR indexed lines of credit and notes payable (which are not receivable-backed) that mature after 2021, and $177.1 million of LIBOR indexed junior subordinated debentures. Although companies can apply this standard immediately, the guidance will only be available for a limited time, generally through December 31, 2022. The Company is currently evaluating the potential impact that the eventual replacement of the LIBOR benchmark interest rate could have on its results of operations, liquidity and consolidated financial statements and the related impact that this standard may have on its consolidated financial statements.

FASB Staff Q&A Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic (Topic 842): The FASB issued guidance on lease concessions related to the effects of the COVID-19 pandemic allowing entities to make an election to account for lease concessions related to the effects of the COVID-19 pandemic as if the enforceable rights and obligations for those concessions existed in the lease contract (regardless of whether those enforceable rights and obligations for the concessions explicitly exist in the lease contract). Consequently, for concessions related to the effects of the COVID-19 pandemic, an entity will not have to analyze each contract to determine whether enforceable rights and obligations for concessions exist in the contract and can elect to apply or not apply the lease modification guidance of Topic 842. The election only applies to concessions that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee. The Company has elected to account for lease concessions related to the effects of the COVID-19 pandemic as if the rights and obligations related to such concessions existed in the related lease agreements.

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

In these securitizations, Bluegreen generally retains a portion of the securities and continues to service the securitized notes receivable. Under these arrangements, the cash payments received from obligors on the receivables sold are generally applied monthly to pay fees to service providers, make interest and principal payments to investors, and fund required reserves, if any, with the remaining balance of such cash retained by Bluegreen; however, to the extent the portfolio of receivables fails to satisfy specified performance criteria (as may occur due to, among other things, an increase in default rates or credit loss severity) or other trigger events occur, the funds received from obligors are required to be distributed on an accelerated basis to investors. Depending on the circumstances and the transaction, the application of the accelerated payment formula may be permanent or temporary until the trigger event is cured. As of March  31, 2020, Bluegreen was in compliance with all material terms under its securitization transactions, and no trigger events had occurred. However, there is no assurance that compliance will be maintained in the future.

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

Under the terms of certain VOI note sales, Bluegreen has the right to repurchase or substitute a limited amount of defaulted notes for new notes at the outstanding principal balance plus accrued interest. Bluegreen’s voluntary repurchases and substitutions of defaulted notes for the three months ended March 31, 2020 and 2019 were $4.3 million and $2.1 million, respectively. Bluegreen’s maximum exposure to loss relating to its non-recourse securitization entities is the difference between the outstanding VOI notes receivable and the notes payable, plus cash reserves and any additional residual interest in future cash flows from collateral.

The table below sets forth information regarding the assets and liabilities of Bluegreen’s consolidated VIEs included in the Company’s condensed consolidated statements of financial condition (in thousands):

	March 31,	December 31,
	2020	2019
Restricted cash	$17,456	22,534
Securitized notes receivable, net	288,435	292,590
Receivable backed notes payable - non-recourse	339,224	334,246

The restricted cash and the securitized notes receivable balances disclosed in the table above are restricted to satisfy obligations of the VIEs.

3.    Notes Receivable

The table below sets forth information relating to Bluegreen’s notes receivable and related allowance for loan losses (in thousands):

	March 31,	December 31,
	2020	2019
Notes receivable:
VOI notes receivable - non-securitized	$190,051	203,872
VOI notes receivable - securitized	395,108	385,326
Gross notes receivable	585,159	589,198
Allowance for loan losses - non-securitized	(48,493)	(47,894)
Allowance for loan losses - securitized	(106,673)	(92,736)
Notes receivable, net	$429,993	448,568
Allowance as a % of gross notes receivable	27%	24%

The weighted-average interest rate charged on Bluegreen’s notes receivable was 14.8% and 14.9% at March 31, 2020 and December 31, 2019, respectively. Bluegreen’s VOI notes receivable bear interest at fixed rates and are generally secured by property located in Florida, Missouri, Nevada, South Carolina, Tennessee,  and Wisconsin.

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

While the impact of COVID-19 pandemic on Bluegreen’s borrowers had not yet been reflected in its default or delinquency rates as of March 31, 2020, Bluegreen believes that the COVID-19 pandemic will have a significant impact on its VOI notes receivable. Accordingly, as of March 31, 2020, Bluegreen recorded an additional allowance for loan losses of $12.0 million, which includes its estimate of customer defaults as a result of the COVID-19 pandemic based on Bluegreen’s historical experience, forbearance requests received from its customers, and other factors, including, but not limited to, the seasoning of the notes receivable and FICO scores of the customers.

The activity in Bluegreen’s allowance for loan losses on VOI notes receivable was as follows (in thousands):

	For the Three Months Ended
	March 31,
	2020	2019
Balance, beginning of period	$140,630	134,133
Provision for loan losses	30,353	11,153
Write-offs of uncollectible receivables	(15,817)	(8,460)
Balance, end of period	$155,166	136,826

The amortized cost basis of Bluegreen’s VOI notes receivable by year of origination and FICO score of the borrower at the time of origination were as follows as of March 31, 2020 (in thousands):

	2020	2019	2018	2017	2016	2015 and Prior	Total

701+	$29,174	$107,298	$70,649	$46,077	$34,472	$47,243	$334,913
601-700	13,575	53,165	42,097	30,816	28,094	45,316	213,063
<601	1,124	5,300	3,747	2,482	2,934	5,258	20,845
Other (1)	—	1,161	3,603	3,289	2,831	5,454	16,338
Total by FICO score	$43,873	$166,924	$120,096	$82,664	$68,331	$103,271	$585,159

Defaults	$—	$2,703	$4,174	$2,773	$2,269	$3,898	$15,817
Allowance for loan loss	$9,674	$48,428	$34,740	$21,760	$19,057	$21,507	$155,166

Delinquency status:
Current	$43,810	$162,227	$113,764	$77,586	$64,054	$95,334	$556,775
31-60 days	63	1,196	1,190	1,073	708	1,192	5,422
61-90 days	—	1,333	1,319	852	541	905	4,950
Over 91 days (2)	—	2,168	3,823	3,153	3,028	5,840	18,012
Total	$43,873	$166,924	$120,096	$82,664	$68,331	$103,271	$585,159

(1)	Includes VOI notes receivable attributable to borrowers without a FICO score (who are primarily foreign borrowers).
(2)

Includes $10.3 million related to VOI notes receivable that, as of March 31, 2020, had defaulted, but the related VOI note receivable balance had not yet been charged off in accordance with the provisions of certain of Bluegreen’s receivable-backed notes payable transactions. These VOI notes receivable have been reflected in the allowance for loan losses.

The table below sets forth information regarding the percentage of gross notes receivable outstanding by FICO score of the borrower at the time of origination:

	March 31,	December 31,
FICO Score	2020	2019
700+	59.00%	59.00%
601-699	37.00	37.00
<601	3.00	3.00
No score (1)	1.00	1.00
Total	100.00%	100.00%

(1)	VOI notes receivable attributable to borrowers without a FICO score (who are primarily foreign borrowers).

Bluegreen’s notes receivable are carried at amortized cost less an allowance for loan losses. Interest income is suspended, and previously accrued but unpaid interest income is reversed, on all delinquent notes receivable when principal or interest payments are more than 90 days contractually past due and not resumed until such loans are less than 90 days past due. As of March 31, 2020 and December 31, 2019, $18.0 million and $19.3 million, respectively, of Bluegreen’s VOI notes receivable that were more than 90 days past due, and accordingly, consistent with Bluegreen’s policy, were not accruing interest income. After approximately 127 days, Bluegreen’s VOI notes receivable are generally written off against the allowance for loan loss. Accrued interest was $5.2 million and $5.3 million as of March 31, 2020 and December 31, 2019, respectively, and is included within other assets in the Company’s condensed statements of financial condition herein.

The table below sets forth information regarding the delinquency status of Bluegreen’s VOI notes receivable (in thousands):

	March 31,	December 31,
	2020	2019
Current	$556,775	557,849
31-60 days	5,422	6,794
61-90 days	4,950	5,288
> 91 days (1)	18,012	19,267
Total	$585,159	589,198

(1)

Includes $10.3 million and $10.6 million of VOI notes receivable as of March 31, 2020 and December 31, 2019, respectively, that, as of such dates, had defaulted but the related VOI note receivable balance had not yet been charged off in accordance with the provisions of certain of Bluegreen’s receivable-backed notes payable transactions. These VOI notes receivable have been included in the allowance for loan losses.

4.     Trade Inventory

The Company’s trade inventory consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Raw materials	$3,663	3,048
Paper goods and packaging materials	1,413	1,327
Finished goods	17,455	18,468
Total trade inventory	$22,531	22,843

5.     VOI Inventory

Bluegreen’s VOI inventory consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Completed VOI units	$273,868	$269,847
Construction-in-progress	—	3,946
Real estate held for future VOI development	73,425	73,144
Total VOI inventory	$347,293	346,937

6.    Real Estate

The Company’s real estate consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Real estate held-for-sale	$11,348	11,297
Real estate held-for-investment	6,017	6,015
Real estate inventory	45,733	48,506
Total real estate	$63,098	65,818

0

7.     Investments in Unconsolidated Real Estate Joint Ventures

As of March 31, 2020, the Company had equity interests in unconsolidated real estate joint ventures involved in the development of multifamily apartment and townhome communities, as well as single-family master planned communities. In addition, the Company owns a 50% equity interest in the Altman Companies, a developer and manager of multifamily apartment communities.

Investments in unconsolidated real estate joint ventures are accounted for as unconsolidated VIEs. See Note 2 for information regarding the Company’s investments in consolidated VIEs.

The Company’s investments in unconsolidated real estate joint ventures consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Altis at Grand Central Capital, LLC	$2,612	$2,653
Altis Promenade Capital, LLC	2,059	2,126
Altis at Bonterra - Hialeah, LLC	598	618
Altis Ludlam - Miami Investor, LLC	1,096	1,081
Altis Suncoast Manager, LLC	762	753
Altis Pembroke Gardens, LLC	1,276	1,277
Altis Fairways, LLC	1,879	1,880
Altis Wiregrass, LLC	2,612	1,792
Altis LH-Miami Manager, LLC	821	811
Altis Vineland Pointe Manager, LLC	4,923	4,712
Altis Miramar East/West	2,665	2,631
The Altman Companies, LLC	15,737	14,745
ABBX Guaranty, LLC	3,750	3,750
Sunrise and Bayview Partners, LLC	1,448	1,562
PGA Design Center Holdings, LLC	996	996
CCB Miramar, LLC	6,865	5,999
BBX/Label Chapel Trail Development, LLC	140	1,126
L03/212 Partners, LLC	2,530	2,087
PGA Lender, LLC	2,111	2,111
Sky Cove, LLC	4,138	4,178
All other investments in real estate joint ventures	355	442
Total	$59,373	$57,330

See Note 9 to the Company’s consolidated financial statements included in the 2019 Annual Report for the Company’s accounting policies relating to its investments in unconsolidated real estate joint ventures, including the Company’s analysis and determination that such entities are VIEs in which the Company is not the primary beneficiary.

In March 2020, the Altis at Wiregrass joint venture sold its 392 unit multifamily apartment community in Tampa, Florida. As a result of the sale, BBXRE recognized $0.8 million of equity earnings during the three months ended March 31, 2020 and received approximately $2.3 million of distributions from the venture in April 2020.

8.     Impairments

Goodwill

The activity in the balance of the Company’s goodwill was as follows (in thousands):

	For the Three Months Ended March 31,
	2020	2019
Balance, beginning of period	$37,248	37,248
Impairment losses	(22,384)	—
Balance, end of period	$14,864	37,248

The Company tests goodwill associated with its reporting units for potential impairment on an annual basis as of December 31 or during interim periods if impairment indicators exist. The Company concluded that the effects of the COVID-19 pandemic, including the recessionary economic environment and the impact on certain of the Company’s operations, indicated that it was more likely than not that the fair values of certain of its reporting units with goodwill had declined below the respective carrying amounts of such reporting units as of March 31, 2020. As a result, the Company tested the goodwill associated with such reporting units for impairment by estimating the fair values of the respective reporting units as of March 31, 2020.

The Company generally applies an income approach utilizing a discounted cash flow methodology and a  market approach utilizing a guideline public company and transaction methodology to estimate the fair value of its reporting units. The estimated fair values obtained from the income and market approaches are compared and reviewed for reasonableness to determine a best estimate of fair value. The Company’s discounted cash flow methodology establishes an estimate of fair value by estimating the present value of the projected future cash flows to be generated from a  reporting unit. The discount rate applied to the projected future cash flows to arrive at the present value is intended to reflect all risks of ownership and the associated risks of realizing the stream of projected future cash flows. The Company generally uses a five to ten-year period in computing discounted cash flow values. The most significant assumptions used in the discounted cash flow methodology are generally the terminal value, the discount rate, and the forecast of future cash flows. The guideline public company methodology establishes an estimate of fair value based upon the trading prices of public traded companies that are similar to the applicable reporting unit, while the guideline transaction methodology establishes an estimate of fair value based on acquisitions of companies that are similar to the applicable reporting unit. Under these methods, the Company develops multiples of revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”) based upon the indicated enterprise value, revenues, and EBITDA of the guideline companies and makes adjustments to such multiples based on various considerations, including the financial condition, operating performance, and relative risk of the guideline companies. The adjusted multiples are then applied to the revenues and EBITDA of the reporting unit to develop an estimated fair value of the reporting unit.  Depending on the facts and circumstances applicable to the reporting unit and the guideline companies, the Company may place greater emphasis on the income or market approach to determine its best estimate of fair value.

In connection with its impairment testing as of March 31, 2020, the Company estimated that the fair value of the IT’SUGAR reporting unit was $27.3 million as of March 31, 2020 and recognized a goodwill impairment loss of $20.3 million during the quarter ended March 31, 2020 based on the excess of the carrying amount of the IT’SUGAR reporting unit over its estimated fair value. The Company primarily utilized a discounted cash flow methodology to estimate the fair value of the IT’SUGAR reporting unit and used the relevant market approaches to support the reasonableness of its estimated fair value under the income approach. The decline in the fair value of the IT’SUGAR reporting unit from December 31, 2019 primarily resulted from the effects of the COVID-19 pandemic on IT’SUGAR. In particular, the Company’s estimated future cash flows incorporated the impact of the temporary closure of IT’SUGAR’s retail locations over the next several months and the liabilities incurred by IT’SUGAR during the shutdown. In addition, the Company’s estimates considered scenarios in which IT’SUGAR’s business would stabilize following a phased reopening of its retail locations. The Company’s estimated discount rate applicable to IT’SUGAR was also increased to reflect, among other things, changes in market conditions, the uncertainty of the duration and severity of the economic downturn, uncertainty related to the retail environment and consumer behavior, uncertainty related to IT’SUGAR’s ability to stabilize its operations and implement its long-term strategies for its business, and the deterioration in IT’SUGAR’s financial condition as a result of the effects of the COVID-19 pandemic.

In addition to the IT’SUGAR reporting unit, the Company estimated the fair value of certain of its other reporting units with goodwill and recognized goodwill impairment losses of $2.1 million during the three months ended March 31, 2020 related to these reporting units. The decline in the fair value of these reporting units from December 31, 2019 primarily resulted from the effects of the COVID-19 pandemic on these businesses.

Long-Lived Assets

The Company’s long-lived assets include property and equipment, amortizable intangible assets, and right-of-use assets associated with its lease agreements. The Company tests its long-lived assets, or asset groups which include long-lived assets, for recoverability whenever events or changes in circumstances indicate that the carrying amount of such assets or asset groups may not be recoverable. The carrying amount of an asset or asset group is not considered recoverable when the carrying amount exceeds the sum of the undiscounted cash flows expected to result from the use of the asset or asset group. To the extent that the carrying amount of an asset or asset group exceeds the sum of such undiscounted cash flows, an impairment loss is measured and recorded based on the amount by which the carrying amount of the asset or asset group exceeds its fair value.  Impairment losses associated with an asset group are allocated to long-lived assets within the asset group based on their relative carrying amounts; however, the carrying amount of individual long-lived assets within an asset group are not reduced below their individual fair values.

The Company concluded that the effects of the COVID-19 pandemic indicated that the carrying amount of certain of its long-lived assets may not be recoverable, including asset groups associated with certain of its retail locations which were temporarily closed as a result of the pandemic. In such circumstances, the Company compared its estimated undiscounted cash flows expected to result from the use of such assets or asset groups with their respective carrying amounts, and to the extent that such carrying amounts were in excess of the related undiscounted cash flows, the Company estimated the fair values of the applicable assets or asset groups and recognized impairment losses based on the excess of the carrying amounts of such assets or asset groups over their estimated fair values. In certain circumstances, the Company estimated the fair value of individual assets within its asset groups, including right-of-use assets associated with its retail locations, to determine the extent to which an impairment loss would be allocated to such assets.

The Company generally estimated the fair value of the relevant assets or asset groups utilizing a discounted cash flow methodology which estimated the present value of the projected future cash flows expected to be generated from such assets or asset groups. When estimating the fair value of asset groups related to a retail location, the Company’s estimated fair value considered the relevant market participants and the highest and best use for the location, including whether the value of the location would be maximized by operating the location in its current use or by permanently closing the location and subleasing it. In addition, to the extent applicable, the Company estimated the fair value of right-of-use assets associated with its retail locations using a discounted cash flow methodology which estimated the present value of market rental rates applicable to such right-of-use assets.

As a result of the Company’s testing of its long-lived assets for impairment as of March 31, 2020, the Company recognized impairment losses of $4.9 million during the quarter ended March 31, 2020 related primarily to leasehold improvements and right-of-use assets associated with certain of IT’SUGAR’s retail locations. The recognition of these impairment losses primarily resulted from the effects of the COVID-19 pandemic on the estimated cash flows expected to be generated by the related assets.

9.     Debt

Notes Payable and Other Borrowings

The table below sets forth information regarding the Company’s notes payable and other borrowings (dollars in thousands):

	March 31, 2020			December 31, 2019
			Carrying			Carrying
			Amount of			Amount of
	Debt	Interest	Pledged	Debt	Interest	Pledged
	Balance	Rate	Assets	Balance	Rate	Assets
Bluegreen:
NBA Éilan Loan	$17,659	4.77%	$28,625	$18,820	4.95%	$31,259
Fifth Third Syndicated Line of Credit	110,000	3.32%	119,848	30,000	3.85%	49,062
Fifth Third Syndicated Term Loan	97,500	3.61%	106,229	98,750	3.71%	161,497
Unamortized debt issuance costs	(1,374)			(1,410)
Total Bluegreen	$223,785			$146,160
Other:
Community Development District Obligations	$26,365	4.25-6.00%	$46,576	$29,287	4.25-6.00%	$49,352
TD Bank Term Loan and Line of Credit	10,504	4.72%	(1)	6,826	5.00%	(1)
Iberia $50.0 million Revolving Line of Credit	—	—	(2)	—	—	(2)
Banc of America Leasing & Capital Equipment Note	303	4.75%	(3)	355	4.75%	(3)
Bank of America Revolving Line of Credit	4,000	2.48%	—	2,000	3.24%	—
Unsecured Note (4)	—	—	—	3,400	6.00%	—
Centennial Bank Note (4)	1,459	5.25%	1,879	1,469	5.25%	1,892
Other	—	—	—	58	15.00%	—
Unamortized debt issuance costs	(727)			(824)
Total other	$41,904			$42,571
Total notes payable and other borrowings	$265,689			$188,731

(1)	The collateral is a blanket lien on Renin’s assets.
(2)

The collateral is membership interests in Woodbridge Holdings Corporation, a wholly-owned subsidiary of the Company which holds the Company’s investment in Bluegreen’s common stock, having a value of not less than $100.0 million.

(3)	The collateral is a security interest in the equipment financed by the underlying note. Additionally, IT’SUGAR is guarantor of the note.
(4)	BBX Capital is guarantor of the note.

See Note 13 to the Company’s consolidated financial statements included in the 2019 Annual Report for additional information regarding the above listed notes payable and other borrowings.

Except as described below, there were no new debt issuances or significant changes related to the above listed notes payable and other borrowings during the three months ended March 31, 2020.

Fifth Third Syndicated Line of Credit and Fifth Third Syndicated Term Loan. In March 2020, in an effort to ensure adequate liquidity for a prolonged period due to the effects of the COVID-19 pandemic, Bluegreen drew down $60.0 million under its lines of credit to increase its cash position. As of March 31, 2020, outstanding borrowings under the facility totaled $207.5 million, including $97.5 million under the Fifth Third Syndicated Term Loan with an interest rate of 3.61%  and $110.0 million under the Fifth Third Syndicated Line of Credit with an interest rate of 3.32%.

Banc of America Leasing & Capital Equipment Note and Bank of America Revolving Line of Credit. In April 2020, a wholly-owned subsidiary of BBX Capital Real Estate purchased the Bank of America revolving line of credit and the Banc of America equipment note from the respective lenders for the outstanding principal balance of the loans plus accrued interest.

Receivable-Backed Notes Payable

The table below sets forth information regarding Bluegreen’s receivable-backed notes payable facilities (dollars in thousands):

	March 31, 2020			December 31, 2019
			Principal			Principal
			Balance of			Balance of
			Pledged/			Pledged/
	Debt	Interest	Secured	Debt	Interest	Secured
	Balance	Rate	Receivables	Balance	Rate	Receivables
Receivable-backed notes
payable - recourse:
Liberty Bank Facility	$23,184	4.75%	$28,663	$25,860	4.75%	$31,681
NBA Receivables Facility	29,033	3.74%	35,584	32,405	4.55%	39,787
Pacific Western Facility	28,256	3.87%	34,965	30,304	4.68%	37,809
Total	$80,473		$99,212	$88,569		$109,277

Receivable-backed notes
payable - non-recourse:
KeyBank/DZ Purchase Facility	60,899	3.29%	75,346	31,708	3.99%	39,448
Quorum Purchase Facility	39,092	4.75-5.50%	45,280	44,525	4.75-5.50%	49,981
2012 Term Securitization	7,352	2.94%	8,237	8,638	2.94%	9,878
2013 Term Securitization	16,523	3.20%	17,896	18,219	3.20%	19,995
2015 Term Securitization	28,750	3.02%	30,809	31,188	3.02%	33,765
2016 Term Securitization	44,217	3.35%	49,286	48,529	3.35%	54,067
2017 Term Securitization	60,846	3.12%	69,703	65,333	3.12%	74,219
2018 Term Securitization	86,297	4.02%	98,550	91,231	4.02%	103,974
Unamortized debt issuance costs	(4,752)	—	—	(5,125)	—	—
Total	$339,224		$395,107	$334,246		$385,327
Total receivable-backed debt	$419,697		$494,319	$422,815		$494,604

See Note 13 to the Company’s consolidated financial statements included in the 2019 Annual Report for additional information regarding the above listed receivable-backed notes payable facilities.

Except as described below, there were no new debt issuances or significant changes related to the above listed facilities during the three months ended March  31, 2020.

Quorum Purchase Facility. Bluegreen/Big Cedar Vacations has a VOI notes receivable purchase facility (the “Quorum Purchase Facility”) with Quorum Federal Credit Union (“Quorum”), pursuant to which Quorum has agreed to purchase eligible VOI notes receivable in an amount of up to an aggregate $50.0 million purchase price, subject to certain conditions precedent and other terms of the facility. On March 17, 2020, the Quorum Purchase Facility was amended to extend the advance period to December 2020 from June 2020. The interest rate on each advance is set at the time of funding based on rates mutually agreed upon by all parties. The maturity of the Quorum Purchase Facility is December 2032. The Quorum Purchase Facility provides for an 85% advance rate on eligible receivables sold under the facility, however Quorum can modify this advance rate on future purchases subject to the terms and conditions of the Quorum Purchase Facility.

Junior Subordinated Debentures

The table below sets forth information regarding the Company’s junior subordinated debentures (dollars in thousands):

	March 31, 2020		December 31, 2019
		Effective		Effective
	Carrying	Interest	Carrying	Interest
	Amounts	Rates (1)	Amounts	Rates (1)
Woodbridge - Levitt Capital Trusts I - IV	$66,302	5.57 - 5.81%	$66,302	5.74 - 5.95%
Bluegreen Statutory Trusts I - VI	110,827	6.22 - 6.62%	110,827	6.74 - 6.86%
Unamortized debt issuance costs	(1,111)		(1,129)
Unamortized purchase discount	(38,542)		(38,746)
Total junior subordinated debentures	$137,476		$137,254

(1)	The Company’s junior subordinated debentures bear interest at 3-month LIBOR (subject to quarterly adjustment) plus a spread ranging from 3.80% to 4.90%.

All of the junior subordinated debentures were eligible for redemption by Woodbridge and Bluegreen, as applicable, as of March 31, 2020 and December 31, 2019.

See Note 13 to the Company’s consolidated financial statements included in the 2019 Annual Report for additional information regarding the Company’s junior subordinated debentures.

Debt Compliance and Amounts Available under Credit Facilities

As of March  31, 2020, BBX Capital and its subsidiaries were in compliance with all financial debt covenants under their debt instruments, as amended.

Amounts available under credit facilities for BBX Capital and its subsidiaries as of March 31, 2020 were as follows (in thousands):

BBX Capital	$22,383
Bluegreen	124,500
Renin	2,684
Total credit availability	$149,567

The amounts available under the Company’s credit facilities are subject to eligible collateral requirements and the terms of the facilities, as applicable.

The effects of the COVID-19 pandemic on the Company’s operations could impact its ability to remain in compliance with the financial covenants under its debt instruments and the extent of availability under its credit facilities in future periods. If the Company is unable to maintain compliance with its debt covenants or obtain waivers from its lenders if it is not in compliance with its covenants, the Company will no longer be able to access its revolving credit facilities or may have to repay all or a portion of its borrowings prior to their scheduled maturity dates or provide additional collateral for such borrowings, any of which would have a material adverse effect on the Company’s liquidity, financial position, and results of operations.

10.  Revenue Recognition

The table below sets forth the Company’s revenue disaggregated by category (in thousands):

	For the Three Months Ended March 31,
	2020	2019
Sales of VOIs	$45,128	51,731
Fee-based sales commissions	41,365	45,212
Resort and club management revenue	25,029	25,436
Cost reimbursements	19,120	17,044
Resort title fees	2,723	2,728
Trade sales - wholesale	20,865	22,360
Trade sales - retail	20,012	23,624
Sales of real estate inventory	6,439	4,236
Other customer revenue	1,562	1,404
Revenue from customers	182,243	193,775
Interest income	21,316	21,415
Net (losses) gains on sales of real estate assets	(47)	1,332
Other revenue	574	830
Total revenues	$204,086	217,352

11.    Income Taxes

BBX Capital and its subsidiaries file a consolidated U.S. federal income tax return and income tax returns in various state and foreign jurisdictions.

Effective income tax rates for interim periods are based upon the Company’s current estimated annual rate, which varies based upon the Company’s estimate of taxable earnings or loss and the mix of taxable earnings or loss in the various states in which the Company operates. The Company’s effective tax rate was applied to income or loss before income taxes reduced by net income attributable to noncontrolling interests in joint ventures taxed as partnerships. In addition, the Company recognizes taxes related to unusual or infrequent items or resulting from a change in judgment regarding a position taken in a prior period as discrete items in the interim period in which the event occurs.

The Company’s effective income tax rate was approximately 17% and 35% during the three months ended March  31,  2020 and 2019, respectively. The Company’s effective income tax rate for the three months ended March 31,  2020 and 2019 was different than the expected federal income tax rate of 21% due to the impact of nondeductible executive compensation and state income taxes. The effective income tax rate for the 2020 period reflects a current estimated ordinary taxable loss for the year ended December 31, 2020 resulting primarily from the effects of the COVID-19 pandemic.

Certain of the Company’s state filings are under routine examination. While there is no assurance as to the results of these audits, the Company does not currently anticipate any material adjustments in connection with these examinations.

12.    Commitments and Contingencies

Litigation Matters

In the ordinary course of business, BBX Capital and its subsidiaries are parties to lawsuits as plaintiff or defendant involving its operations and activities. Bluegreen is subject to claims or proceedings from time to time relating to the purchase, sale, marketing, or financing of VOIs and other business activities. Additionally, from time to time in the ordinary course of business, the Company is involved in disputes with existing and former employees, vendors, taxing jurisdictions, and various other parties and also receives consumer complaints and complaints, inquiries, and orders requiring compliance from governmental and consumer agencies, including Offices of State Attorneys General. The Company takes these matters seriously and attempts to resolve any such issues as they arise. We may also become subject to litigation related to the COVID-19 pandemic, including with respect to any actions we take or may be required to take as a result thereof.

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

The following is a description of certain litigation matters:

BBX Capital Litigation

There were no material pending legal proceedings against BBX Capital or its subsidiaries as of March 31, 2020 other than proceedings against Bluegreen.

Bluegreen Litigation

On September 22, 2017, Stephen Potje, Tamela Potje, Sharon Davis, Beafus Davis, Matthew Baldwin, Tammy Baldwin, Arnor Lee, Angela Lee, Gretchen Brown, Paul Brown, Jeremy Estrada, Emily Estrada, Michael Oliver, Carrie Oliver, Russell Walters, Elaine Walters, and Mike Ericson, individually and on behalf of all other similarly situated, filed a purported class action lawsuit against Bluegreen which asserted claims for alleged violations of the Florida Deceptive and Unfair Trade Practices Act and the Florida False Advertising Law. In the complaint, the plaintiffs alleged the making of false representations in connection with Bluegreen’s sales of VOIs. The purported class action lawsuit was dismissed without prejudice after mediation. However, on or about April 24, 2018, plaintiffs re-filed their individual claims in Palm Beach County Circuit Court. Subsequently, on October 15, 2019, the Court entered an order granting summary judgment in favor of Bluegreen and dismissed all claims. Bluegreen has moved for reimbursement of its attorneys’ fees. Plaintiffs have appealed of the summary judgment order.

On February 28, 2018, Oscar Hernandez and Estella Michael filed purported class action litigation in San Bernardino Superior Court against Bluegreen Vacations Unlimited (“BVU”). The central claims in the complaint, as amended during June 2018, include alleged failures to pay overtime and wages at termination and to provide meal and rest periods, as well as claims relating to non-compliant wage statements and unreimbursed business expenses; and a claim under the Private Attorney’s General Act. Plaintiffs seek to represent a class of approximately 660 hourly, non-exempt employees who worked in the state of California since March 1, 2014. In April 2019, the parties mediated and agreed to settle the matter for an immaterial amount. It is expected that the court will approve the settlement and the dismissal of the lawsuit after the settlement documents are executed.

On June 28, 2018, Melissa S. Landon, Edward P. Landon, Shane Auxier and Mu Hpare, individually and on behalf of all others similarly situated, filed a purported class action lawsuit against Bluegreen and BVU asserting claims for alleged violations of the Wisconsin Timeshare Act, Wisconsin law prohibiting illegal referral selling, and Wisconsin law prohibiting illegal attorney’s fee provisions. Plaintiffs allegations include that Bluegreen failed to disclose the identity of the seller of real property at the beginning of Bluegreen’s initial contact with the purchaser; that Bluegreen misrepresented who the seller of the real property was; that Bluegreen misrepresented the buyer’s right to cancel; that Bluegreen included an illegal attorney’s fee provision in the sales document(s); that Bluegreen offered an illegal “today only” incentive to purchase; and that Bluegreen utilizes an illegal referral selling program to induce the sale of VOIs. Plaintiffs seek certification of a class consisting of all persons who, in Wisconsin, purchased from Bluegreen one or more VOIs within six years prior to the filing of this lawsuit. Plaintiffs seek statutory damages, attorneys’ fees and injunctive relief. Bluegreen has moved to dismiss the case, and on November 27, 2019, the Court issued a ruling granting the motion in part. Bluegreen has answered the remaining claims. Bluegreen believes the lawsuit is without merit and intends to vigorously defend the action.

On January 7, 2019, Shehan Wijesinha filed a purported class action lawsuit alleging violations of the Telephone Consumer Protection Act (the “TCPA”). It is alleged that BVU called plaintiff’s cell phone for telemarketing purposes using an automated dialing system and that plaintiff did not give BVU his express written consent to do so. Plaintiff seeks certification of a class comprised of other persons in the United States who, received similar calls from or on behalf of BVU without the person’s consent. Plaintiff seeks monetary damages, attorneys’ fees, and injunctive relief. Bluegreen believes the lawsuit is without merit and intends to vigorously defend the action. On July 15, 2019, the court entered an order staying this case pending a ruling from the Federal Communications Commission clarifying the definition of an automatic telephone dialing system under the TCPA and the decision of the Eleventh Circuit in a separate action brought against a VOI company by a plaintiff alleging violations of the TCPA. On January 7, 2020, the Eleventh Circuit issued a ruling consistent with BVU’s position, but the case currently remains stayed.

On January 7, 2019, Debbie Adair and thirty-four other timeshare purchasers filed a lawsuit against BVU and Bass Pro alleging violations of the Tennessee Consumer Protection Act, the Tennessee Time-share Act, the California Time-Share Act, fraudulent misrepresentation for failure to make certain required disclosures, fraudulent inducement for inducing purchasers to remain under contract past rescission, unauthorized practice of law, civil conspiracy, unjust enrichment, and breach of contract. Bluegreen agreed to indemnify Bass Pro with respect to the claims brought against Bluegreen in this proceeding and filed a motion to dismiss. On April 6, 2020, the court granted Bluegreen’s motion to dismiss, and on April 29, 2020, the court entered final judgment in Bluegreen’s favor.

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

Commencing in 2015, it came to Bluegreen’s attention that its collection efforts with respect to its VOI notes receivable were being impacted by a then emerging, industry-wide trend involving the receipt of “cease and desist” letters from exit firms and attorneys purporting to represent certain VOI owners. Following receipt of these letters, Bluegreen is unable to contact the owners unless allowed by law. Bluegreen believes these exit firms have encouraged such owners to become delinquent and ultimately default on their obligations and that such actions and Bluegreen’s inability to contact the owners are a primary contributor to the increase in its annual default rates. Bluegreen’s average annual default rates have increased from 6.9% in 2015 to 9.3% in 2020. Bluegreen also estimates that approximately 10.0% of the total delinquencies on its VOI notes receivable as of March 31, 2020 related to VOI notes receivable subject to this issue. Bluegreen has in a number of cases pursued, and may in the future pursue, legal action against the VOI owners, and as described below, against the exit firms.

On December 21, 2018, Bluegreen filed a lawsuit against timeshare exit firm Totten Franqui and certain of its affiliates (“TPEs”). In the complaint, Bluegreen alleged that the TPEs, through various forms of deceptive advertising, as well as inappropriate direct contact with VOI owners, made false statements about Bluegreen and provided misleading information to the VOI owners. The TPEs have encouraged nonpayment by consumers and exacted fees for doing so. Bluegreen believes the consumers are paying fees to the TPEs in exchange for illusory services and has asserted claims against the TPEs under the Lanham Act, as well as tortious interference with contractual relations, civil conspiracy to commit tortious interference, and other claims. During the course of the litigation, the TPEs and Totten Franqui filed for bankruptcy, which resulted in the litigation being stayed. Bluegreen has reached settlements with the TPE principals and the bankruptcy trustee, and the paperwork is being finalized. The contemplated settlement includes findings of fact against the defendants regarding their business practices and a permanent injunction prohibiting the principals of the TPE from working again in the VOI exit space.

On November 13, 2019, Bluegreen filed a lawsuit against timeshare exit firm The Montgomery Law Firm and certain of its affiliates (also included in “TPEs”). In the complaint, Bluegreen alleged, as discussed above, that the TPEs, through various forms of deceptive advertising, as well as inappropriate direct contact with VOI owners, made false statements about Bluegreen, provided misleading information to the VOI owners, and encouraged nonpayment by consumers. Bluegreen believes the consumers are paying fees to the TPEs in exchange for illusory services. Bluegreen has asserted claims against the TPEs under the Lanham Act, as well as tortious interference with contractual relations, civil conspiracy to commit tortious interference and other claims.

The following is a description of certain commitments, contingencies, and guarantees:

Bluegreen, indirectly through BVU, its wholly-owned subsidiary, has an exclusive marketing agreement with Bass Pro, a nationally-recognized retailer of fishing, marine, hunting, camping and sports gear, that provides Bluegreen with the right to market and sell vacation packages at kiosks in each of Bass Pro’s retail locations and through other means. Pursuant to a settlement agreement Bluegreen entered into with Bass Pro and its affiliates during June 2019, Bluegreen paid Bass Pro $20.0 million and agreed to, among other things, make five annual payments to Bass Pro of $4.0 million in January of each year commencing in 2020. In June 2019, Bluegreen accrued for the net present value of the settlement, plus attorney’s fees and costs, totaling approximately $39.1 million. The first $4.0 million annual payment was made during January 2020. As of March 31, 2020, $14.7 million was accrued for the remaining payments required by the settlement agreement, which are included in other liabilities in the Company’s condensed consolidated statement of financial condition as of March 31, 2020.

During most of the quarter ending March 31, 2020, Bluegreen was actively selling vacation packages in 68 of Bass Pro retail stores and 21 Cabela’s retail stores. During the three months ended March 31, 2020 and 2019, VOI sales to prospects and leads generated by the agreement with Bass Pro accounted for approximately 10% and 12%, respectively, of Bluegreen’s VOI sales volume. In March 2020, as a result of the COVID-19 pandemic, Bluegreen  temporarily closed its retail marketing operations at Bass Pro Shops and Cabela’s stores. Bluegreen is currently developing a plan to reopen these operations.

In lieu of paying maintenance fees for unsold VOI inventory, Bluegreen may enter into subsidy agreements with certain HOAs. During the three months ended March  31, 2020 and 2019, Bluegreen made payments related to such subsidies of $1.9 million. As of March  31, 2020, Bluegreen had accrued $3.3 million for such subsidies, which is included in other liabilities in the Company’s condensed consolidated statement of financial condition. As of December 31, 2019, Bluegreen had no accrued liabilities for such subsidies.

In December 2019, Bluegreen’s President and Chief Executive Officer resigned. In connection with his resignation, Bluegreen agreed to make payments to him or on his behalf totaling $3.5 million over a period of 18 months, $2.9 million of which remained payable as of March 31, 2020. Additionally, during 2019, Bluegreen entered into certain agreements with other executives related to their separation from Bluegreen or change in position. Pursuant to the terms of these agreements, Bluegreen agreed to make payments totaling $2.5 million through November 2020.  As of March 31, 2020, $1.0 million remained payable under these agreements.

The Company guarantees certain obligations of its wholly-owned subsidiaries and unconsolidated real estate joint ventures, including the following:

•

BBX Capital is a guarantor of 50% of the outstanding balance of a third party loan to the Sunrise and Bayview Partners, LLC real estate joint venture, which had an outstanding balance of $5.0 million as of March 31, 2020.

•	BBX Capital is a guarantor on certain notes payable by its wholly-owned subsidiaries. See Note 9 for additional information regarding these obligations.

13.    Common Stock

Stock Incentive Plans

On January 21, 2020,  BBX Capital’s compensation committee of the board of directors granted awards of 2,442,503 restricted shares of BBX Capital’s Class A Common Stock to its executive officers under the BBX Capital Corporation 2014 Incentive Plan. The aggregate grant date fair value of the awards was $10.2 million, and the shares vest ratably in annual installments of approximately 611,000 shares over four periods beginning on October 1, 2020.

Earnings per Share

During the three months ended March 31, 2020, approximately 5,084,906 shares of unvested restricted stock awards were not included in the computation of diluted earnings per share as the shares were antidilutive due to a loss for the period. During the three months ended March 31, 2019, no unvested restricted stock awards were excluded from the computation of diluted earnings per share for the period.

14.    Noncontrolling Interests and Redeemable Noncontrolling Interest

Noncontrolling interests in the Company’s consolidated subsidiaries consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Bluegreen (1)	$28,459	39,740
Bluegreen / Big Cedar Vacations (2)	50,270	49,534
Joint ventures and other	287	1,001
Total noncontrolling interests	$79,016	90,275

The redeemable noncontrolling interest included in the Company’s condensed consolidated statements of financial condition as of March 31, 2020 and December 31, 2019 of $1.9 million and $4.0 million, respectively, is comprised of a redeemable noncontrolling interest associated with IT’SUGAR. The Company owns 90.4% of IT’SUGAR’s Class B Units, while the remaining 9.6% of such units are a noncontrolling interest held by an executive officer of IT’SUGAR and may be redeemed for cash at the holder’s option upon a contingent event outside of the Company’s control.

During the three months ended March 31, 2020, Bluegreen repurchased and retired 1,878,400 shares of its common stock for $11.7 million.

Income (loss) attributable to noncontrolling interests, including redeemable noncontrolling interests, consisted of the following (in thousands):

	For the Three Months Ended
	March 31,
	2020	2019
Bluegreen (1)	$216	1,463
Bluegreen / Big Cedar Vacations (2)	736	1,716
IT'SUGAR	(2,743)	(220)
Joint ventures and other	(714)	180
Net (loss) income attributable to noncontrolling interests	$(2,505)	3,139

(1)

As a result of Bluegreen’s IPO during the fourth quarter of 2017 and subsequent share repurchases in 2018 and 2020, the Company owns approximately 93% of Bluegreen. Bluegreen was a wholly-owned subsidiary of the Company immediately prior to the Bluegreen IPO.

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

Financial Disclosures about Fair Value of Financial Instruments

The tables below set forth information regarding the Company’s consolidated financial instruments (in thousands):

			Fair Value Measurements Using
			Quoted prices
	Carrying		in Active	Significant
	Amount	Fair Value	Markets	Other	Significant
	As of	As of	for Identical	Observable	Unobservable
	March 31,	March 31,	Assets	Inputs	Inputs
	2020	2020	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$397,518	397,518	397,518	—	—
Restricted cash	34,719	34,719	34,719	—	—
Notes receivable, net	429,993	535,513	—	—	535,513
Financial liabilities:
Receivable-backed notes payable	$419,697	409,100	—	—	409,100
Notes payable and other borrowings	265,689	235,584	—	—	235,584
Junior subordinated debentures	137,476	53,000	—	—	53,000

			Fair Value Measurements Using
			Quoted prices
	Carrying		in Active	Significant
	Amount	Fair Value	Markets	Other	Significant
	As of	As of	for Identical	Observable	Unobservable
	December 31,	December 31,	Assets	Inputs	Inputs
	2019	2019	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$356,604	356,604	356,604	—	—
Restricted cash	50,266	50,266	50,266	—	—
Notes receivable, net	448,568	587,000	—	—	587,000
Financial liabilities:
Receivable-backed notes payable	$422,815	440,900	—	—	440,900
Notes payable and other borrowings	188,731	194,069	—	—	194,069
Junior subordinated debentures	137,254	146,000	—	—	146,000

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

16.    Certain Relationships and Related Party Transactions

The Company may be deemed to be controlled by Alan B. Levan, the Company’s Chairman and Chief Executive Officer, and John E. Abdo, the Company’s Vice Chairman. Together, Mr. Alan B. Levan and Mr. Abdo may be deemed to beneficially own shares of the Company’s Class A Common Stock and Class B Common Stock representing approximately 78% of the Company’s total voting power. Mr. Alan B. Levan and Mr. Abdo also serve as Chairman and Vice Chairman, respectively, of Bluegreen’s Board of Directors,  and effective January 1, 2020, Mr. Alan B. Levan also became Bluegreen’s President and Chief Executive Officer. Jarett S. Levan, the Company’s President and son of

Alan B. Levan, and Seth M. Wise, the Company’s Executive Vice President, also serve as directors of the Company and Bluegreen. In addition, Raymond S. Lopez, the Company’s Executive Vice President and Chief Financial Officer, also serves as Bluegreen’s Chief Financial Officer and Chief Operating Officer.

Woodbridge is a wholly-owned subsidiary of BBX Capital and owned approximately 93% of Bluegreen’s outstanding common stock as of March 31, 2020.

Bluegreen paid or reimbursed the Company for management advisory, risk management, administrative and other services in the amounts of $0.4 million during each of the three months ended March 31, 2020 and 2019, respectively.

The Company received $8.7 million of dividends from Bluegreen during the three months ended March 31, 2020, and $11.4 million of dividends from Bluegreen during the three months ended March 31, 2019. In April 2020, Bluegreen suspended the payment of its quarterly dividend for the foreseeable future due to the COVID-19 pandemic.

In April 2015, pursuant to a Loan Agreement and Promissory Note, a wholly-owned subsidiary of Bluegreen provided an $80.0 million loan to BBX Capital. Effective April 17, 2020, Bluegreen and BBX Capital amended the loan agreement to extend the maturity date of the loan from April 2020 to April 2021 and reduce the interest rate from 6% to 4% per annum. Payments of interest are required on a quarterly basis, and all outstanding amounts are now due and payable on April 17, 2021. BBX Capital is permitted to prepay the loan in whole or in part at any time, and prepayments may be required, to the extent necessary, in order for Bluegreen or its subsidiaries to remain in compliance with covenants under outstanding indebtedness. During each of the three months ended March 31, 2020 and 2019, BBX Capital recognized $1.2 million of interest expense on the loan to Bluegreen. The interest expense was eliminated in consolidation in the Company’s condensed consolidated financial statements.

In May 2015, the Company, Woodbridge, Bluegreen, Renin, and their respective subsidiaries entered into an Agreement to Allocate Consolidated Income Tax Liability and Benefits pursuant to which, among other customary terms and conditions, the parties agreed to file consolidated federal tax returns. Under the agreement, the parties calculate their respective income tax liabilities and attributes as if each of them were a separate filer. If any tax attributes of one party to the agreement are used by another party to the agreement to offset such other party’s tax liability, the party providing the benefit will receive an amount for the tax benefits realized. During the three months ended March  31, 2020 and 2019, BBX Capital did not receive any tax sharing payments from Bluegreen and Renin. In April 2019, Bluegreen paid BBX Capital $2.3 million of tax sharing payments.

During each of the three months ended March 31, 2020 and 2019, the Company paid Abdo Companies, Inc. approximately $77,000, in exchange for certain management services. John E. Abdo, the Company’s Vice Chairman, is the principal shareholder and Chief Executive Officer of Abdo Companies, Inc.

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

The Company’s reportable segments are its principal investments:  Bluegreen, BBX Capital Real Estate, BBX Sweet Holdings, and Renin. See Note 1 for a description of the Company’s reportable segments.

In the segment information for the three months ended March 31, 2020 and 2019, amounts set forth in the column entitled “Other” include the Company’s investments in various operating businesses, including a controlling financial interest in a restaurant acquired in connection with a loan receivable default. Also, amounts set forth in the column entitled “Other” for the three months ended March 31, 2019 include the Company’s operations as a franchisee of MOD Pizza restaurant locations in Florida, which the Company exited in September 2019.

The amounts set forth in the column entitled “Reconciling Items and Eliminations” include corporate general and administrative expenses, interest expense associated with Woodbridge’s junior subordinated debentures and BBX Capital’s $50.0 million revolving line of credit, and elimination entries. In addition, this column includes information related to BBX Capital’s financial position, including cash and cash equivalents held directly by BBX Capital of $137.8 million.

The Company evaluates segment performance based on segment income before income taxes.

The table below sets forth the Company’s segment information as of and for the three months ended March  31, 2020 (in thousands):

Revenues:	Bluegreen	BBX Capital Real Estate	BBX Sweet Holdings	Renin	Other	Reconciling Items and Eliminations	Segment Total
Sales of VOIs	$45,128	—	—	—	—	—	45,128
Fee-based sales commissions	41,365	—	—	—	—	—	41,365
Other fee-based services	29,314	—	—	—	—	—	29,314
Cost reimbursements	19,120	—	—	—	—	—	19,120
Trade sales	—	—	21,329	17,446	2,110	(8)	40,877
Sales of real estate inventory	—	6,439	—	—	—	—	6,439
Interest income	21,866	104	14	—	-	(668)	21,316
Net losses on sales of real estate assets	—	(47)	—	—	—	—	(47)
Other revenue	—	460	119	—	249	(254)	574
Total revenues	156,793	6,956	21,462	17,446	2,359	(930)	204,086
Costs and expenses:
Cost of VOIs sold	4,099	—	—	—	—	—	4,099
Cost of other fee-based services	22,711	—	—	—	—	—	22,711
Cost reimbursements	19,120	—	—	—	—	—	19,120
Cost of trade sales	—	—	14,770	14,275	735	(8)	29,772
Cost of real estate inventory sold	—	4,632	—	—	—	—	4,632
Interest expense	8,818	—	61	114	3	837	9,833
Recoveries from loan losses, net	—	(3,512)	—	—	—	—	(3,512)
Impairment losses	—	—	24,708	—	3,575	—	28,283
Selling, general and administrative expenses	101,197	2,336	10,900	2,618	1,743	8,059	126,853
Total costs and expenses	155,945	3,456	50,439	17,007	6,056	8,888	241,791
Equity in net earnings of unconsolidated real estate joint ventures	—	551	—	—	—	—	551
Other income (expense)	133	—	39	(3)	—	62	231
Foreign exchange gain	—	—	—	278	—	—	278
Income (loss) before income taxes	$981	4,051	(28,938)	714	(3,697)	(9,756)	(36,645)
Total assets	$1,386,451	141,138	139,849	35,477	6,294	67,287	1,776,496
Expenditures for property and equipment	$2,966	—	3,126	391	31	35	6,549
Depreciation and amortization	$3,899	—	1,433	306	25	103	5,766
Debt accretion and amortization	$894	95	55	37	-	55	1,136
Cash and cash equivalents	$241,525	10,132	3,079	3,876	587	138,319	397,518
Equity method investments	$—	59,373	—	—	—	—	59,373
Goodwill	$—	—	14,864	—	—	—	14,864
Receivable-backed notes payable	$419,697	—	—	—	—	—	419,697
Notes payable and other borrowings	$223,785	25,651	5,749	10,504	—	—	265,689
Junior subordinated debentures	$72,285	—	—	—	—	65,191	137,476

The table below sets forth the Company’s segment information as of and for the three months ended March  31, 2019 (in thousands):

	Bluegreen	BBX Capital Real Estate	BBX Sweet Holdings	Renin	Other	Reconciling Items and Eliminations	Segment Total
Revenues:
Sales of VOIs	$51,731	—	—	—	—	—	51,731
Fee-based sales commissions	45,212	—	—	—	—	—	45,212
Other fee-based services	29,568	—	—	—	—	—	29,568
Cost reimbursements	17,044	—	—	—	—	—	17,044
Trade sales	—	—	22,131	19,343	4,519	(9)	45,984
Sales of real estate inventory	—	4,236	—	—	—	—	4,236
Interest income	22,008	202	15	—	24	(834)	21,415
Net gains on sales of real estate assets	—	1,332	—	—	—	—	1,332
Other revenue	—	684	14	—	451	(319)	830
Total revenues	165,563	6,454	22,160	19,343	4,994	(1,162)	217,352
Costs and expenses:
Cost of VOIs sold	3,848	—	—	—	—	—	3,848
Cost of other fee-based services	22,868	—	—	—	—	—	22,868
Cost reimbursements	17,044	—	—	—	—	—	17,044
Cost of trade sales	—	—	15,397	15,117	1,785	(9)	32,290
Cost of real estate inventory sold	—	2,643	—	—	—	—	2,643
Interest expense	9,506	—	44	140	1	1,457	11,148
Recoveries from loan losses, net	—	(961)	—	—	—	—	(961)
Impairment losses	—	—	—	—	618	—	618
Selling, general and administrative expenses	90,214	2,494	10,211	3,035	3,933	12,106	121,993
Total costs and expenses	143,480	4,176	25,652	18,292	6,337	13,554	211,491
Equity in net losses of unconsolidated real estate joint ventures	—	(17)	—	—	—	—	(17)
Other income	89	162	209	—	6	47	513
Foreign exchange gain	—	—	—	5	—	—	5
Income (loss) before income taxes	$22,172	2,423	(3,283)	1,056	(1,337)	(14,669)	6,362
Total assets	$1,347,093	175,195	155,022	34,856	31,631	16,879	1,760,676
Expenditures for property and equipment	$7,507	3	1,266	115	776	26	9,693
Depreciation and amortization	$3,365	93	1,359	298	286	112	5,513
Debt accretion and amortization	$1,121	86	57	8	—	90	1,362
Cash and cash equivalents	$189,875	18,846	4,911	—	7,327	75,358	296,317
Equity method investments	$—	67,382	—	—	—	—	67,382
Goodwill	$—	—	35,521	—	1,727	—	37,248
Receivable-backed notes payable	$437,927	—	—	—	—	—	437,927
Notes payable and other borrowings	$125,436	31,959	3,587	8,059	—	—	169,041
Junior subordinated debentures	$71,504	—	—	—	—	65,119	136,623

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

Future results and the accuracy of forward-looking statements may be affected by various risks and uncertainties, including the risk factors applicable to the Company which are described herein and in “Item 1. Business – Cautionary Note Regarding Forward-Looking Statements” and “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report”) and the Company’s Current Report on Form 8-K filed with the SEC on March 31, 2020. These risks and uncertainties also include risks relating to public health issues, including, in particular, the COVID-19 pandemic, as it is not currently possible to accurately assess the expected duration and effects of the pandemic on our business. These include required closures of resorts and retail locations, travel and business restrictions, “shelter in place” and “stay at home” orders and advisories, volatility in the global and national economies and equity, credit, and commodities markets, worker absenteeism, quarantines, and other health-related restrictions; the duration and severity of the COVID-19 pandemic and the impact on demand for the Company’s products and services, levels of consumer confidence, and supply chains; actions governments, businesses, and individuals take in response to the pandemic and their impact on economic activity and consumer spending, which will impact the Company’s ability to successfully resume full business operations; the pace of recovery when the COVID-19 pandemic subsides; competitive conditions; the Company’s liquidity and the availability of capital; the effects and duration of steps the Company takes in response to the COVID-19 pandemic, including the risk of lease defaults and the inability to rehire or replace furloughed employees; risks that the Company’s current or future business and marketing alliances may not be available to it in the future; risks that default rates may increase and exceed the Company’s expectations; risks related to the Company’s indebtedness, including the potential for accelerated maturities and debt covenant violations; the risk of heightened litigation as a result of actions taken in response to the COVID-19 pandemic; the impact of the COVID-19 pandemic and other factors on the Company’s ability to pay dividends, including that the risk that future dividends may not be paid at historical rates or at all; the impact of the COVID-19 pandemic on consumers, including, but not limited to, their income, their level of discretionary spending both during and after the pandemic, and their views towards the travel, hospitality, vacation ownership and retail industries; and the risk that certain of the Company’s operations, including Bluegreen’s resort management and finance operations, may not continue to generate recurring sources of cash during or following the pandemic to the extent anticipated or at all.

The risk factors described in the 2019 Annual Report, as well as the other risks and factors detailed in this report and the other reports filed by the Company with the SEC, are not necessarily all of the important factors that could cause the Company’s actual results to differ materially from those expressed in any of the forward-looking statements. Other unknown or unpredictable factors could cause the Company’s actual results to differ materially from those expressed in any of the forward-looking statements. As a result, the Company cautions that the foregoing factors are not exclusive.

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

Critical Accounting Policies

See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the section “Critical Accounting Policies” to the Company’s 2019 Annual Report for a discussion of the Company’s critical accounting policies.

New Accounting Pronouncements

See Note 1 to the Company’s condensed consolidated financial statements included in Item 1 of this report for a discussion of new accounting pronouncements applicable to the Company.

Overview

BBX Capital is a Florida-based diversified holding company whose principal investments are Bluegreen Vacations Corporation (“Bluegreen Vacations” or “Bluegreen”), BBX Capital Real Estate LLC (“BBX Capital Real Estate”), BBX Sweet Holdings, LLC (“BBX Sweet Holdings”), and Renin Holdings, LLC (“Renin”).

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

As of March  31, 2020, the Company had total consolidated assets of approximately $1.8 billion and shareholders’ equity of approximately $521.9 million.

Impact of the COVID-19 Pandemic

The COVID-19 pandemic has been, and continues to be, an unprecedented disruption in the U.S. and global economies and the industries in which the Company operates due to, among other things, government ordered “shelter in place” and “stay at home” orders and advisories, travel restrictions, and restrictions on business operations, including required closures of resorts and retail locations. The disruptions arising from the pandemic and the reaction of the general public had a significant adverse impact on the Company's financial condition and operations during the three months ended March 31, 2020. The duration and severity of the pandemic and related disruptions, as well as the adverse impact on economic and market conditions, are uncertain; however, given the nature of these circumstances, the adverse impact of the pandemic on the Company’s consolidated results of operations, cash flows, and financial condition in 2020 has been, and is expected to continue to be, material. Furthermore, although the duration and severity of the effects of the pandemic are uncertain, it is expected that demand for many of the Company’s products and services may remain weak for a significant length of time, and the Company cannot predict if and when the industries in which the Company operates will return to pre-pandemic levels.

Although the impact of the COVID-19 pandemic on the Company’s principal investments, including management’s efforts to mitigate the effects of the pandemic, has varied, as described in further detail below, BBX Capital and its subsidiaries have taken steps to manage expenses through cost saving initiatives and reductions in employee head count and taken actions to increase liquidity and strengthen the Company’s financial position, including drawing cash from certain available lines of credit, reducing planned capital expenditures, and, in the case of BBX Capital and Bluegreen, suspending the payment of quarterly dividends. As of March 31, 2020, the Company’s consolidated cash balances were $397.5 million, including $137.8 million held directly by BBX Capital.

See below for additional discussion related to the current and estimated impacts of the COVID-19 pandemic on the Company’s principal investments.

Summary of Consolidated Results of Operations

Consolidated Results

The following summarizes key financial highlights for the three months ended March 31, 2020 compared to the same 2019 period:

•	Total consolidated revenues of $204.1 million, a 6.1% decrease compared to the same period in 2019.
•	Loss before income taxes of $36.6 million compared to income before income taxes of $6.4 million for the same period in 2019.
•	Net loss attributable to common shareholders of $28.3 million compared to net income attributable to common shareholders of $1.5 million for the same period in 2019.
•	Diluted loss per share of $0.31 per diluted share compared to diluted earnings per share of $0.02 for the same 2019 period.

The Company’s consolidated results for the three months ended March 31, 2020 compared to the same 2019 period were significantly impacted by the following:

•	The recognition of impairment losses of $28.3 million primarily related to goodwill and long-lived assets associated with IT’SUGAR as a result of the impact of the COVID-19 pandemic.
•	An increase in Bluegreen’s allowance for loan losses as a result of the estimated impact of the COVID-19 pandemic on customer defaults.
•

An increase in Bluegreen’s selling and marketing expenses primarily attributable to higher costs per guest tour, higher fees to Bass Pro pursuant to Bluegreen’s amended marketing agreement with Bass Pro, and additional costs associated with Bluegreen’s marketing operations in 21 new Cabela’s stores.

•	The closing of Bluegreen’s sales offices and IT’SUGAR’s retail locations in March 2020 in response to the COVID-19 pandemic.

Segment Results

BBX Capital currently reports the results of its business activities through the following reportable segments: Bluegreen, BBX Capital Real Estate, BBX Sweet Holdings, and Renin.

Information regarding income before income taxes by reportable segment is set forth in the table below (in thousands):

	For the Three Months Ended March 31,
	2020	2019	Change
Bluegreen	$981	22,172	(21,191)
BBX Capital Real Estate	4,051	2,423	1,628
BBX Sweet Holdings	(28,938)	(3,283)	(25,655)
Renin	714	1,056	(342)
Other	(3,697)	(1,337)	(2,360)
Reconciling items and eliminations	(9,756)	(14,669)	4,913
(Loss) income before income taxes	(36,645)	6,362	(43,007)
Benefit (provision) for income taxes	5,830	(1,724)	7,554
Net (loss) income	(30,815)	4,638	(35,453)
Less: Net (loss) income attributable to noncontrolling interests	(2,505)	3,139	(5,644)
Net (loss) income attributable to shareholders	$(28,310)	1,499	(29,809)

Bluegreen Reportable Segment

Segment Description

Bluegreen is a leading vacation ownership company that markets and sells VOIs and manages resorts in popular leisure and urban destinations. Bluegreen’s resort network includes 45 Club Resorts (resorts in which owners in its Vacation Club have the right to use most of the units in connection with their VOI ownership) and 23 Club Associate Resorts (resorts in which owners in its Vacation Club have the right to use a limited number of units in connection with their VOI ownership). Bluegreen’s Club Resorts and Club Associate Resorts are primarily located in popular, high-volume, “drive-to” vacation locations, including Orlando, Las Vegas, Myrtle Beach and Charleston, among others. Through its points-based system, the approximately 221,000 owners in its Vacation Club have the flexibility to stay at units available at its resorts and have access to over 11,350 other hotels and resorts through partnerships and exchange networks. Bluegreen also has a sales and marketing platform supported by marketing relationships, such as with Bass Pro and Choice Hotels. These marketing relationships have historically generated sales within its core demographic.

The COVID-19 pandemic has been, and continues to be, an unprecedented disruption in the U.S. economy and the travel, hospitality and vacation ownership industries due to, among other things, government ordered travel restrictions and restrictions on business operations, including required resort closures. On March 23, 2020, Bluegreen temporarily closed all of its VOI sales centers; its retail marketing operations at Bass Pro Shops, Cabela’s stores and outlet malls; and the Choice Hotels call transfer program. In connection with these actions, Bluegreen canceled existing owner reservations through May 15, 2020 and new prospect guest tours through June 30, 2020. Further, some of Bluegreen’s Club and Club Associate Resorts were closed in accordance with government mandates and advisories. Bluegreen is currently developing a plan to reopen these operations including accepting guests as of May 16, 2020 and VOI sales centers and marketing operations beginning June 2020 on a phased schedule. Prior to the COVID-19 pandemic, Bluegreen started the year off with improved operating results, with system-wide sales of vacation ownership interests up 16.5% through February 29, 2020.

As a result of the effect of the pandemic, Bluegreen implemented several cost mitigating activities, including a reduction in workforce of over 970 positions and placed another 3,700 of its associates on temporary furlough and reduced work hours. As of March 31, 2020, as a result of the effect of the COVID-19 pandemic, Bluegreen incurred $2.5 million in severance and $0.8 million of payroll expenses relating to employees on temporary furlough or reduced work hours. These payments and expenses are included in selling, general and administrative expenses on the Company’s condensed consolidated statement of operations and comprehensive income for the three months ended March 31, 2020.

As a precautionary measure designed to provide Bluegreen with additional liquidity, Bluegreen drew down $60 million under its lines-of-credit and pledged or sold receivables under its various receivable backed facilities. Bluegreen also suspended its quarterly cash dividends on its common stock. Bluegreen continues to actively pursue additional credit facility capacity, capital market transactions, and other alternatives and hopes that the steps it is taking will provide Bluegreen with sufficient available cash for a sustained period of time. In addition, while there is no assurance this will be the case, Bluegreen expects that its resorts management and finance operations will continue to generate recurring cash sources of income. For more detailed information see “Liquidity and Capital Resources - Bluegreen” below.

Bluegreen has historically financed a majority of its sales of VOIs, and accordingly, is subject to the risk of defaults by its customers. GAAP requires that Bluegreen reduce sales of VOIs by an estimate of uncollectible VOI notes receivable. The COVID-19 pandemic has had a material adverse impact on unemployment in the United States and economic conditions in general and the impact may continue for some time. While the impact of the COVID-19 pandemic through March 31, 2020 was not yet reflected in Bluegreen’s default or delinquency rates, Bluegreen believes that the COVID-19 pandemic will have a significant impact on its VOI notes receivable. Accordingly, Bluegreen recorded an additional allowance for loan losses of $12 million as of March 31, 2020, which includes its estimate of customer defaults as a result of the COVID–19 pandemic based on Bluegreen’s historical experience, forbearance requests received from customers, and other factors, including but not limited to, the seasoning of the note receivable and FICO scores of the customers.

The Coronavirus Aid, Relief, and Economic Securities Act (“CARES Act”) was signed into law on March 27, 2020 in response to the COVID-19 pandemic in order to provide for economic support and stimulus. Bluegreen will continue to review the relevant provisions of the CARES Act and intends to take advantage of certain provisions, including, but not limited to, the deferral of the employer portion of the tax withholding amounts and the employee retention tax credits.

See Item 7 to the Company’s 2019 Annual Report for additional information with respect to Bluegreen’s business and operations.

Key Business and Financial Metrics and Terms Used by Management

In addition to the principal components of revenues and expenses affecting Bluegreen’ results of operations, which are further described in Item 7 to the Company’s 2019 Annual Report, Bluegreen’s management uses certain key business and financial metrics and terms to discuss its results of operations, including certain terms which are not recognized by GAAP, which are described below.

Sales of VOIs. Represent sales of Bluegreen’s owned VOIs, including developed VOIs and those acquired through just-in-time (“JIT”) and secondary market arrangements, reduced by equity trade allowances and an estimate of uncollectible VOI notes receivable. In addition to the factors impacting system-wide sales of VOIs (as described below), sales of VOIs are impacted by the proportion of system-wide sales of VOIs sold on behalf of third parties on a commission basis, which are not included in sales of VOIs.

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

Sale to Tour Conversion Ratio. Represents the rate at which guest tours are converted to sales of VOIs and is calculated by dividing guest tours by the number of VOI sales transactions.

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

Adjusted EBITDA. Bluegreen defines Adjusted EBITDA as EBITDA adjusted for EBITDA attributable to the noncontrolling interest in Bluegreen/Big Cedar Vacations (in which Bluegreen owns a 51% interest) and items that Bluegreen believes are not representative of ongoing operating results. Accordingly, severance charges and incremental costs associated with COVID-19 were excluded in the computation of Adjusted EBITDA for the three months ended March 31, 2020.

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

Results of Operations

Information regarding the results of operations for Bluegreen, including a reconciliation of net income to EBITDA and Adjusted EBITDA, is set forth below (dollars in thousands):

	For the Three Months Ended March 31,
	2020		2019
	Amount	% of System-wide sales of VOIs (5)	Amount	% of System-wide sales of VOIs (5)
Developed VOI sales (1)	$87,577	64%	$68,153	53%
Secondary market sales	67,916	49%	59,153	45%
Fee-based sales	61,908	45%	66,794	52%
JIT sales	3,100	2%	2,234	2%
Less: Equity trade allowances (6)	(83,112)	-60%	(66,656)	-52%
System-wide sales of VOIs	137,389	100%	129,678	100%
Less: Fee-based sales	(61,908)	-45%	(66,794)	-52%
Gross sales of VOIs	75,481	55%	62,884	48%
Provision for loan losses (2)	(30,353)	-40%	(11,153)	-18%
Sales of VOIs	45,128	33%	51,731	40%
Cost of VOIs sold (3)	(4,099)	-9%	(3,848)	-7%
Gross profit (3)	41,029	91%	47,883	93%
Fee-based sales commissions (4)	41,365	67%	45,212	68%
Financing revenue, net of
financing expense	13,048	9%	12,502	10%
Other fee-based services	48,434	35%	46,612	36%
Cost of other fee-based services	(33,917)	-25%	(32,225)	-25%
Net carrying cost of VOI inventory	(7,914)	-6%	(7,687)	-6%
Selling and marketing expenses	(74,140)	-54%	(65,222)	-50%
General and administrative expenses	(27,057)	-20%	(24,992)	-19%
Operating profit	848	1%	22,083	17%
Other income	133		89
Provision for income taxes	(44)		(5,303)
Net income	$937		$16,869

Adjustments for EBITDA:
Provision for income taxes	44		5,303
Income before taxes	981		22,172
Depreciation and amortization	3,899		3,365
Franchise taxes	17		34
Interest expense (other than interest
incurred on debt that is secured by
VOI notes receivable)	4,154		4,244
Interest income (other than interest
earned on VOI notes receivable)	(1,718)		(1,846)
EBITDA	7,333		27,969
Adjustments for Adjusted EBITDA:
(Gain) loss on assets held for sale	(44)		9
EBITDA attributable to
noncontrolling interest in
Bluegreen/Big Cedar Vacations	(906)		(1,781)
Covid-19 incremental costs	106		—
Severance	4,496		—
Adjusted EBITDA	$10,985		$26,197

(1)	Developed VOI sales represent sales of VOIs acquired or developed by Bluegreen. Developed VOI sales do not include Secondary Market sales, Fee-Based sales or JIT sales.
(2)	Percentages for provision for loan losses are calculated as a percentage of gross sales of VOIs, which excludes Fee-Based sales (and not as a percentage of system-wide sales of VOIs).
(3)	Percentages for costs of VOIs sold and gross profit are calculated as a percentage of sales of VOIs (and not as a percentage of system-wide sales of VOIs).
(4)	Percentages for Fee-Based sales commission revenue are calculated as a percentage of Fee-Based sales (and not as a percentage of system-wide sales of VOIs).
(5)	Represents the applicable line item, calculated as a percentage of system-wide sales of VOIs, unless otherwise indicated in the above footnotes.
(6)	Equity trade allowances are amounts granted to customers upon trading in their existing VOIs in connection with the purchase of additional VOIs.

Sales of VOIs.  Sales of VOIs were $45.1 million and $51.7 million during the three months ended March 31, 2020 and 2019, respectively. Sales of VOIs were impacted by the factors described below in system-wide sales of VOIs.  Gross sales of VOIs were reduced by $30.4 million and $11.2 million during the three months ended March 31, 2020 and 2019, respectively, for the provision for loan losses. The provision for loan losses varies based on the amount of financed, non-fee based sales during the period and changes in estimates of future notes receivable performance for existing and newly originated loans. Bluegreen’s provision for loan losses as a percentage of gross sales of VOIs was 40% and 18% during the three months ended March 31, 2020 and 2019, respectively. The percentage of Bluegreen’s sales which were realized in cash within 30 days from sale was 43% during the three months ended March 31, 2020 and 44% during the three months ended March 31, 2019.

While the impact of COVID-19 pandemic on Bluegreen’s borrowers had not yet been reflected in its default or delinquency rates as of March 31, 2020, Bluegreen believes that the COVID-19 pandemic will have a significant impact on its VOI notes receivable.  Accordingly, as of March 31, 2020, Bluegreen recorded an additional allowance for loan losses of $12.0 million, which includes an estimate of customer defaults as a result of the COVID–19 pandemic based on Bluegreen’s historical experience, forbearance requests received from its customers, and other factors, including but not limited to, the seasoning of the notes receivable and FICO scores of the customers. In addition to the COVID-19 pandemic impact discussed above, the provision for loan losses was impacted by an increase in the average annual default rates, which Bluegreen believes was due in large part to the receipt of letters from third parties and attorneys who purport to represent certain VOI owners and who have encouraged such owners to become delinquent and ultimately default on their obligations. Defaults associated with such letters in the 2020 period increased 51.9% compared to the same period of 2019. See Note 12: Commitments and Contingencies to the Company’s condensed consolidated financial statements included in Item 1 of this report for additional information regarding such letters and actions Bluegreen has taken in connection with such letters. The impact of the COVID-19 pandemic is highly uncertain. As a result, actual defaults may differ from estimates and the allowance for loan losses may not prove to be adequate.

The average annual default rates and delinquency rates (more than 30 days past due) on Bluegreen’s VOI notes receivable were as follows:

	For the Years Ended March 31,
	2020	2019
Average annual default rates	9.31%	8.18%

	As of March 31,
	2020	2019
Delinquency rates	3.19%	2.89%

System-wide sales of VOIs.   System-wide sales of VOIs were $137.4 million and $129.7 million during the three months ended March 31, 2020 and 2019, respectively. System-wide sales of VOIs increased during the three months ended March 31, 2020 compared to the comparable period in 2019 due to an increase in the sale-to-tour conversion ratio and higher average sales volume per guest. Prior to the COVID-19 pandemic, Bluegreen started the year off with improved operating results, with system-wide sales of vacation ownership interests up 16.5% through February 29, 2020. The closures of all marketing operations and VOI sales centers as a result of the COVID-19 pandemic is expected to significantly impact system-wide sales of VOIs during the remainder of 2020, however the actual impact, including the extent and duration of the impact, cannot be predicted at this time.

Included in system-wide sales are Fee-Based Sales, JIT Sales, Secondary Market Sales and developed VOI sales. Sales by category are tracked based on which deeded VOI is conveyed in each transaction.  Bluegreen manages which VOIs are sold based on several factors, including the needs of fee-based clients, its debt service requirements and default resale requirements under term securitizations and similar transactions. These factors and business initiatives contribute to fluctuations in the amount of sales by category from period to period.  Fee-Based Sales comprised 45% and 52% of system-wide sales of VOIs during the three months ended March 31, 2020 and 2019, respectively.  Bluegreen expects this rate to continue to decrease upon the reopening of VOI sales centers planned to begin in June 2020 as Bluegreen intends to focus on selling Bluegreen owned inventory, including developed VOI inventory. However, Bluegreen intends to remain flexible with respect to its sales of the different categories of its VOI inventory based on economic conditions, business initiatives and other considerations, and accordingly these trends may differ from current expectations.

The following table sets forth certain information related to Bluegreen’s system-wide sales of VOIs:

	For the Three Months Ended March 31,
	2020	2019	% Change
Number of sales offices at period-end (1)	26	26	—
Number of active sales arrangements with
third-party clients at period-end	15	15	—
Total number of VOI sales transactions	8,686	8,243	5%
Average sales price per transaction	$15,873	$15,796	—
Number of total guest tours	40,665	48,138	-16%
Sale-to-tour conversion ratio – total
marketing guests	21.4%	17.1%	25%
Number of new guest tours	22,136	28,064	-21%
Sale-to-tour conversion ratio – new marketing guests	17.3%	13.9%	24%
Percentage of sales to existing owners	59.7%	56.9%	5%
Average sales volume per guest	$3,390	$2,705	25%

(1)	As previously described, during the last week of March 2020, Bluegreen temporarily closed all of its VOI sales centers in response to the COVID-19 pandemic.

Cost of VOIs Sold.  During the three months ended March 31, 2020 and 2019, cost of VOIs sold was $4.1 million and $3.8 million, respectively, and represented 9% and 7%, respectively, of sales of VOIs. Cost of VOIs sold as a percentage of sales of VOIs varies between periods based on the relative costs of the specific VOIs sold in each period and the size of the point packages of the VOIs sold (due to offered volume discounts, including consideration of cumulative sales to existing owners).  Additionally, the effect of changes in estimates under the relative sales value method, including estimates of sales, future defaults, upgrades and incremental revenue from the resale of repossessed VOI inventory, are reflected on a retrospective basis in the period the change occurs. Therefore, cost of sales will typically be favorably impacted in periods where a significant amount of Secondary Market VOI inventory is acquired or actual defaults and equity trades are higher than anticipated and the resulting change in estimate is recognized. Cost of VOIs sold as a percentage of sales of VOIs increased during the three months ended March 31, 2020 as compared to March 31, 2019 period, primarily due the increase in the provision for loan losses as a result of the COVID-19 pandemic described above.

Fee-Based Sales Commission Revenue.  During the three months ended March 31, 2020 and 2019, Bluegreen sold $61.9 million and $66.8 million, respectively, of third-party VOI inventory under commission arrangements and earned sales and marketing commissions of $41.4 million and $45.2 million, respectively, in connection with those sales. Bluegreen earned an average sales and marketing commission of 67% and 68% during the three months ended March 31, 2020, and 2019, respectively, which is net of a reserve for commission refunds in connection with early defaults and cancellations, pursuant to the terms of certain of its fee-based service arrangements. The decrease in sales of third-party developer inventory on a commission basis during the 2020 period was due primarily to a decision to focus on sales of Bluegreen owned VOIs. The decrease in sales and marketing commissions as a percentage of fee-based sales for the 2020 period as compared to the 2019 period is primarily related to the mix of developer sales at higher commission rates in the 2019 period as well as higher reserves for early defaults in the 2020 period, which Bluegreen refunds to the third-party developers in certain circumstances.

Financing Revenue, Net of Financing Expense. During the three ended March 31, 2020 and 2019, financing revenue, net of financing expense was $13.0 million and $12.5 million, respectively. The increase is primarily attributable to an increase in the balance of the notes receivable portfolio and lower outstanding receivable backed debt outstanding balances.

Other Fee-Based Services. During the three months ended March 31, 2020 and 2019, revenue from Bluegreen’s resort operations, club management, and title operations was $48.4 million and $46.6 million, respectively. These other fee-based services revenues were partially offset by expenses directly related to these operations of $33.9 million and $32.2 million, respectively.

Other fee-based services revenue increased 4% during the three months ended March 31, 2020 compared to the same period in 2019. Cost reimbursement revenue, which primarily consists of payroll and payroll related expenses for management of the HOAs and other services Bluegreen provides where it is the employer, increased 5% during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. Net of cost reimbursement revenue, resort operations and club management revenues decreased 1% during the three months March 31, 2020 as compared to three months ended March 31, 2019 primarily as a result of lower retail operations and lower third-party rental commission due to lower occupancy as a result of the COVID-19 pandemic. Bluegreen managed 49 resort properties as of both March 31, 2020 and March 31, 2019.

Cost of other fee-based services decreased by 4% during the three months ended March 31, 2020 compared to the same period in 2019.

Net Carrying Cost of VOI Inventory.  The carrying cost of Bluegreen’s inventory was $9.8 million and $9.3 million during the three months ended March 31, 2020 and 2019, respectively, which was partially offset by rental and sampler revenues of $1.9 million and $1.6 million, respectively. The increase in net carrying costs of VOI inventory was primarily related to increased maintenance fees and developer subsidies associated with Bluegreen’s increase in VOI inventory partially offset by increased rentals of developer inventory. In certain circumstances, Bluegreen offsets marketing costs by using inventory for marketing guest stays.

Selling and Marketing Expenses.  Selling and marketing expenses were $74.1 million and $65.2 million during the three months ended March 31, 2020 and 2019, respectively. As a percentage of system-wide sales of VOIs, selling and marketing expenses increased to 54% during the three months ended March 31, 2020 from 50% during the three months ended March 31, 2019, primarily attributable to higher costs per guest tour, higher fees to Bass Pro as well as a change in the timing of expense recognition under the settlement agreement with Bass Pro discussed below, additional costs related to Bluegreen’s marketing operations in 21 new Cabela’s stores and additional costs associated with the COVID-19 pandemic.

As previously described, due to the COVID-19 pandemic, on March 23, 2020, Bluegreen temporarily closed all of its marketing operations and VOI sales centers. Further, Bluegreen implemented several cost mitigating activities including terminating certain marketing employees and placing a significant number of its sales, sales support and corporate associates on temporary furlough and reduced work hours. As of March 31, 2020, Bluegreen had incurred $1.9 million in severance and $0.7 million of payroll expenses relating to sales and marketing employees on temporary furlough or reduced work hours as a result of the impact of the COVID-19 pandemic.

Bluegreen’s agreement with Bass Pro previously provided for the payment of a variable commission upon the sale of a VOI to a marketing prospect obtained through the Bass Pro marketing channels. As previously discussed, pursuant to the settlement agreement and amended marketing arrangement with Bass Pro, the settlement payment and a portion of the ongoing annual marketing fees are fixed costs and/or are subject to annual minimums regardless of the volume of VOI sales produced from the resulting marketing prospects generated from the amended agreement.  If Bluegreen’s amended agreement with Bass Pro does not generate a sufficient number of prospects and leads or is terminated or limited, Bluegreen may not be able to successfully market and sell its products and services, at anticipated levels or at levels required in order to offset the costs associated with its marketing efforts.  In addition, the amended arrangement with Bass Pro is expected to result in an annual 9% increase in marketing costs as a percentage of sales from the program, based on increases in program fixed costs and anticipated VOI sales volumes from this marketing channel. Should VOI sales volumes be below expectations, the increase in cost of this marketing program would adversely impact Bluegreen’s results of operations and cash flow.

General and Administrative Expenses. General and administrative expenses were $27.1 million and $25.0 million during the three months ended March 31,  2020 and 2019, respectively.  As a percentage of system-wide sales of VOIs, general and administrative expenses were 20%  and 19% during the three months ended March 31, 2020 and 2019, respectively. The increase in the 2020 period was primarily due to approximately $2.6 million in increased severance costs, of which $0.2 million was due to severance related to cost mitigation efforts attributable to the COVID-19 pandemic.

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

Overview

Although BBXRE’s operating results for the three months ended March 31, 2020 were not significantly impacted by the COVID-19 pandemic, the effects of the pandemic are currently impacting certain of BBXRE’s operations. In particular, while construction activities remain ongoing at BBXRE’s existing projects, the effects of the COVID-19 pandemic, including “shelter in place” and “stay at home” orders and advisories and increased unemployment and economic uncertainty, have disrupted sales activities at BBXRE’s single-family home developments and rental activities at its multifamily apartment developments. In addition, the effects of the pandemic, including the impact on general economic conditions and real estate and credit markets, have increased uncertainty related to the expected timing and pricing of future sales of multifamily apartment developments, single-family homes, and developed lots at BBXRE’s Beacon Lake Community, as well as the commencement of new multifamily apartment developments. BBXRE determined that its existing real estate investments were not impaired as of March 31, 2020 as the impact of the pandemic on real estate values was uncertain at such time; however, BBXRE will continue to monitor economic and market conditions and may recognize impairment losses in future periods to the extent that the effects of the pandemic have a severe and sustained adverse impact on the real estate market.

BBXRE previously disclosed that it anticipated its operating profits would decline in 2020 as compared to recent prior periods and expects that the effects of the COVID-19 pandemic will result in a further decline in its results of operations for 2020. In addition, as BBXRE’s primary focus in 2020 was to source investments in new development opportunities with the goal of building a diversified portfolio of real estate investments that generate profits in future periods, the effects of the COVID-19 pandemic may impact BBXRE over a longer term to the extent that its ability to identify new development opportunities that meet its investment criteria or source debt or equity capital from unaffiliated third parties is impacted for a prolonged period of time. While BBXRE may be able to identify opportunistic investments in a recessionary environment that BBX Capital could fund with its available cash, there is no certainty that such opportunities will arise or that BBX Capital will determine that such investments meet its investment criteria.

As a result of the above factors, including the potential impact of the COVID-19 pandemic on sales of existing projects and investments in new development opportunities, BBXRE’s results of operations and financial condition may be materially adversely impacted by the effects of the pandemic in future periods.

The Altman Companies and Related Investments

During the three months ended March 31, 2020, the Altis at Wiregrass joint venture, which was sponsored by the Altman Companies, sold its 392 unit multifamily apartment community in Tampa,  Florida. As a result of the sale, BBXRE recognized $0.8 million of equity earnings during the three months ended March 31, 2020 and received approximately $2.3 million of distributions from the venture in April 2020. In addition, BBXRE contributed $1.3 million of additional capital to the Altman Companies to fund operations and invested $1.0 million in existing real estate joint ventures sponsored by the Altman Companies, including the Altis Miramar West,  Altis Miramar East, and Altis at Lake Willis joint ventures.

With respect to the impact of the COVID-19 pandemic, construction activities remain ongoing at the existing projects sponsored by the Altman Companies,  and as a result, the Altman Companies continues to generate development and general contractor fees from such projects. However, the effects of the COVID-19 pandemic, including “shelter in place” and “stay at home” orders and advisories and a recessionary economic environment, have disrupted rental activities at its multifamily apartment developments. These effects are expected to impact occupancy levels and rental rates and, although the Altman Companies has collected a significant portion of April and May 2020 rents, may also result in an increase in tenant delinquencies and/or requests for rent abatements, particularly to the extent that there is a prolonged economic downturn and high unemployment. As a result, these effects may subsequently impact the amount of rental revenues generated from such developments, the extent of management fees earned by the Altman Companies, and the ability of the related joint ventures to stabilize and ultimately sell such developments. Furthermore, a decline in rental revenues at such developments could require the Altman Companies, as the developer and sponsor of such projects, to fund certain operating shortfalls in certain circumstances.

In addition, the impact of the COVID-19 pandemic on economic conditions in general, including the uncertainty regarding the severity and duration of such impact, has resulted in a decline in real estate sales activity and tightened credit markets and may also impact real estate market values. As a result of these factors, the joint ventures sponsored by the Altman Companies may be unable to sell their respective multifamily apartment developments within the time frames previously anticipated and/or for the previously forecasted sales prices. Furthermore, the Altman Companies may be unable to close on the equity and/or debt financing necessary to commence the construction of new projects, including the development of Altis at Lake Willis and Altis at Ludlam. To the extent that the Altis at Ludlam joint venture is able to close on development financing, BBXRE currently anticipates that it will invest approximately $8.5 million as a preferred equity investor in such venture.

Beacon Lake Master Planned Development

During the three months ended March 31, 2020, BBXRE continued its development of the lots comprising Phase II of the Beacon Lake Community in St. Johns County, Florida, which is expected to include approximately 400 single-family homes and 196 townhomes, and an additional 79 lots for single-family homes as part of Phase III of the project. In addition, BBXRE sold to homebuilders 49 single family lots and 38 townhome lots.

BBXRE has entered into purchase agreements with homebuilders to sell developed lots for an additional 373 single-family homes and 158 townhomes and has collected deposits related to these purchase agreements. However, the effects of the COVID-19 pandemic, including the recent decline in the volume of sales traffic and home sales at the Beacon Lake Community, is expected to impact the timing of the purchase of developed lots by the homebuilders and could result in the homebuilders not performing under these contracts. In addition, a decline in home prices as a result of economic impacts associated with the COVID-19 pandemic could result in a decrease in contingent revenues expected to be earned by BBXRE in connection with sales of homes by homebuilders on developed lots sold to them in prior periods.

Results of Operations

Information regarding the results of operations for BBXRE is set forth below (dollars in thousands):

	For the Three Months Ended March 31,
	2020	2019	Change
Sales of real estate inventory	$6,439	4,236	2,203
Interest income	104	202	(98)
Net (losses) gains on sales of real estate assets	(47)	1,332	(1,379)
Other	460	684	(224)
Total revenues	6,956	6,454	502
Cost of real estate inventory sold	4,632	2,643	1,989
Recoveries from loan losses, net	(3,512)	(961)	(2,551)
Selling, general and administrative expenses	2,336	2,494	(158)
Total costs and expenses	3,456	4,176	(720)
Equity in net earnings (losses) of unconsolidated joint ventures	551	(17)	568
Other income	—	162	(162)
Income before income taxes	$4,051	2,423	1,628

BBX Capital Real Estate’s income before income taxes for the three months ended March 31, 2020 compared to the same 2019 period increased by $1.6 million primarily due to the following:

•

An increase in net profits from the sale of developed lots to homebuilders at the Beacon Lake Community development, as BBXRE sold 87 developed lots during the 2020 period compared to 51 developed lots sold in the 2019 period; and

•	A net increase in recoveries from loan losses primarily due to a settlement with a financial institution servicing loans for BBXRE; and
•	An increase in equity in net earnings of unconsolidated joint ventures primarily due to the Altis at Wiregrass’s sale of its multifamily apartment community, as described above; partially offset by
•	A decrease in net gains on sales of real estate assets primarily due to the recognition of a $1.3 million net gain on the sale of commercial land in the 2019 period.

BBX Sweet Holdings Reportable Segment

Segment Description

BBX Sweet Holdings is engaged in the ownership and management of operating businesses in the confectionery industry, including IT’SUGAR, Hoffman’s Chocolates, and Las Olas Confections and Snacks. IT’SUGAR is a specialty candy retailer which has approximately 100 retail locations, which include a mix of high-traffic resort and entertainment, lifestyle, mall/outlet, and urban locations in over 25 states and Washington D.C., and its products include bulk candy, candy in giant packaging, and licensed and novelty items. Hoffman’s Chocolates is a retailer of gourmet chocolates with retail locations in South Florida, and Las Olas Confections and Snacks is a manufacturer and wholesaler of chocolate and other confectionery products.

Overview

Although BBX Sweet Holdings’ results from operations were improved for the first two months of 2020 as compared to 2019, which reflected, among other things, IT’SUGAR’s opening of a three story candy department store at American Dream in New Jersey in December 2019 and the opening of three other stores in 2019, BBX Sweet Holdings has been materially adversely impacted by the effects of the COVID-19 pandemic.

As March 31, 2020, as a result of various factors, including government-mandated closures and advisories, IT’SUGAR had closed all of its retail locations and furloughed all store employees and the majority of its corporate employees. At the current time, IT’SUGAR is not generating any trade sales other than limited sales through its website and wholesale channels and has not made rent payments to the landlords of its retail locations. IT’SUGAR is currently in discussions with its landlords for rent abatements or deferrals and is hopeful that it will be in a position to commence a phased reopening of certain of its retail locations starting in May 2020, subject to the implementation of revised store floor plans and increased sanitation protocols. However, as a result of the prolonged closure of its retail locations that commenced in March 2020, IT’SUGAR does not believe that it will have sufficient liquidity to continue its full operations if it is unable to obtain significant rent abatements or deferrals from its landlords and amended payment terms from its vendors and, if it is not successful with these negotiations, may decide to pursue a formal or informal restructuring. Further, even if IT’SUGAR is in a position to reopen its retail locations and continue its operations, the effects of the COVID-19 pandemic on demand and future sales levels, including a recessionary economic environment and the potential impact of the pandemic on consumer behavior, remain uncertain and could have a long-term and material adverse impact on IT’SUGAR’s business, results of operations, and financial condition and its ability to continue its operations. As a result, BBX Sweet Holdings recognized $24.7 million of impairment losses related to IT’SUGAR’s goodwill and long-lived assets during the three months ended March 31, 2020. See Note 8 to the Company’s condensed consolidated financial statements included in Item 1 of this report for additional information with respect to the recognition of these impairment losses.

In addition to the significant impact of the COVID-19 pandemic on IT’SUGAR’s operations, BBX Sweet Holdings’ other operations have also been adversely impacted by the pandemic. In particular, Hoffman’s Chocolates has closed all of its retail locations to customer traffic and limited sales to curbside pickup (where allowable by government mandates) and online customers. In addition, Hoffman’s Chocolates is in discussions with its landlords for rent abatements and deferrals. While Las Olas Confections and Snacks has continued to operate its manufacturing facility and sell products to its wholesale customers, its sales activity has declined as a result of the effects of the pandemic. In response to the effects of the pandemic, both Hoffman’s Chocolates and Las Olas Confections and Snacks have implemented several cost mitigating activities, including a reduction of workforce and indefinite furlough of certain employees.

Results of Operations

Information regarding the results of operations for BBX Sweet Holdings is set forth below (dollars in thousands):

	For the Three Months Ended March 31,
	2020		2019	Change
Trade sales		$21,329	22,131	(802)
Cost of trade sales		(14,770)	(15,397)	627
Gross margin		6,559	6,734	(175)
Selling, general and administrative expenses		10,900	10,211	689
Total operating profits		(4,341)	(3,477)	(864)
Interest and other income		172	238	(66)
Impairment losses		(24,708)	—	(24,708)
Interest expense		(61)	(44)	(17)
(Loss) income before income taxes		$(28,938)	(3,283)	(25,655)
Gross margin percentage	%	30.75	30.43	0.32
SG&A as a percent of trade sales	%	51.10	46.14	4.96

BBX Sweet Holdings’ loss before income taxes for the three months ended March 31, 2020 was $28.9 million compared to $3.3 million during the same 2019 period, which reflects the following:

•

The recognition of impairment losses in 2020 due to a decline in the estimated value of the goodwill and long-lived assets associated with BBX Sweet Holdings’ reporting units as a result of the impact of the COVID-19 pandemic on market conditions;

•

A net increase in selling, general and administrative expenses primarily due to costs associated with new locations opened during 2019, including the Grand Bazaar location in Las Vegas and the American Dream location in New Jersey; and

•	A decrease in trade sales primarily due to the temporary closing of all IT’SUGAR stores in March 2020 due to the COVID-19 pandemic, as described above.

Renin Reportable Segment

Segment Description

Renin is engaged in the design, manufacture, and distribution of sliding doors, door systems and hardware, and home décor products and operates through its headquarters in Canada and two manufacturing and distribution facilities in the United States and Canada. In addition to its own manufacturing, Renin also sources various products and raw materials from China and Vietnam. Renin’s products are sold through three channels in North America: retail, commercial, and direct installation in the greater Toronto area.

Overview

Renin’s operating results for the three months ended March 31, 2020 were not significantly impacted by the COVID-19 pandemic. In particular, while Renin’s trade sales for the three months ended March 31, 2020 were down compared to the same 2019 period, its sales were consistent with expectations for the 2020 period, and the decrease was primarily attributable to sales programs to two retail customers in the 2019 period that were not expected to be repeated and did not repeat in the 2020 period.

Renin’s operations have not been directly impacted by certain effects of the COVID-19 pandemic, as it has been exempted from various “shelter in place” and “stay at home” orders and advisories, and Renin is continuing to operate both of its manufacturing and distribution facilities, source various products and raw materials from China and Vietnam, and sell its products through various channels. However, Renin’s sales volumes have declined subsequent to March 31, 2020, which management believes is largely attributable to other effects of the pandemic, including a recessionary economic environment and rising unemployment. In addition, such effects could have a significant adverse impact on Renin’s results of operations and financial condition in future periods, particularly to the extent that an economic downturn is prolonged in nature or results in material disruptions in the supply chains for its products and raw materials. As Renin continues to source products and raw materials from China, disruptions in its supply chain from China as a result of various factors, including increased tariffs or closures in the supply chain, could impact Renin’s cost of product and ability to meet customer demand.

Renin is continuing to monitor the effects of the pandemic and is exploring various opportunities through which it could attempt to mitigate such effects, including increasing online sales and implementing cost reduction initiatives. However, there is no assurance that any such initiatives will be successful.

Results of Operations

Information regarding the results of operations for Renin is set forth below (dollars in thousands):

	For the Three Months Ended March 31,
	2020		2019	Change
Trade sales		$17,446	19,343	(1,897)
Cost of trade sales		(14,275)	(15,117)	842
Gross margin		3,171	4,226	(1,055)
Selling, general and administrative expenses		2,618	3,035	(417)
Total operating profits		553	1,191	(638)
Other revenue		(3)	—	(3)
Interest expense		(114)	(140)	26
Foreign exchange gain		278	5	273
Income before income taxes		$714	1,056	(342)
Gross margin percentage	%	18.18	21.85	(3.67)
SG&A as a percent of trade sales	%	15.01	15.69	(0.68)

Renin’s income before income taxes for the three months ended March 31, 2020 was $0.7 million compared to $1.1 million during the same 2019 period. The decrease was primarily due to the following:

•	A decrease in Renin’s trade sales resulting primarily from sales programs to two retail customers in the 2019 period that were not repeated in the 2020 period; and
•

A decline in Renin’s gross margin percentage, which reflects a shift in its customer mix toward lower margin commercial customers, as there was an increase in commercial sales and a decrease in retail sales, and an increase in tariffs on products imported from China; partially offset by

•	A decrease in selling, general and administrative expenses primarily due to lower travel and trade show expenses as a result of travel restrictions associated with the COVID-19 pandemic; and
•	An increase in foreign exchange gains in the 2020 period resulting from the change in exchange rates between the United States and Canadian currencies.

Other

Other in the Company’s segment information includes its investments in other operating businesses, including a restaurant located in South Florida that was acquired through a loan foreclosure and an insurance agency, as well as its operations as a franchisee of MOD Pizza restaurant locations in Florida, which the Company exited in September 2019.

During the three months ended March 31, 2020, the Company recognized $3.6 million of impairment losses related to certain of these investments primarily resulting from the effects of the COVID-19 pandemic on the estimated value of the businesses.

Reconciling Items and Eliminations

Reconciling items and eliminations in the Company’s segment information includes the following:

•	BBX Capital’s corporate general and administrative expenses;
•	Interest expense primarily associated with Woodbridge’s junior subordinated debentures and BBX Capital’s $50.0 million revolving line of credit and redeemable cumulative preferred stock;
•	Interest income on interest-bearing cash accounts; and
•	The elimination of Bluegreen’s interest income on its $80.0 million notes receivable from BBX Capital.

Corporate General and Administrative Expenses

BBX Capital’s corporate general and administrative expenses consist primarily of costs associated with administering the various support functions at its corporate headquarters, including executive compensation, legal, accounting, human resources, investor relations, and executive offices. BBX Capital’s corporate general and administrative expenses for the three months ended March  31,  2020 and 2019 were  $8.1 million and $12.1 million, respectively. The decrease in corporate general and administrative expenses for the three months ended March  31, 2020 compared to the same 2019 period primarily reflects the allocation of compensation expense related to BBX Capital’s Chief Executive Officer and Chief Financial Officer to Bluegreen as a result of their expanded roles at Bluegreen in the 2020 period, as well as an updated estimate of the allocation of annual executive bonus expenses expected to be paid in cash and stock.

Interest Expense

Excluding its note payable to Bluegreen, BBX Capital’s interest expense for the three months ended March  31,  2020 and 2019 was $0.8 million and $1.5 million, respectively. The decrease in interest expense during the three months ended March 31, 2020 compared to the same 2019 period primarily resulted from the repayment of the outstanding balance of $30.0 million on BBX Capital’s $50.0 million revolving line of credit in January 2019, the repayment of its mandatorily redeemable trust preferred securities in December 2019,  and lower interest expense on Woodbridge’s junior subordinated debentures associated with lower rates on the variable rates of interest on such debt during the 2020 period.

BBX Capital’s interest expense on the $80.0 million note payable to Bluegreen was $1.2 million for each of the three months ended March 31, 2020 and 2019. The interest expense on this note and the related interest income recognized by Bluegreen are eliminated in the Company’s consolidated statements of operations.

Interest Income

During the three months ended March 31, 2020 and 2019, the Company recognized $0.5 million and $0.4 million, respectively, of interest and investment income from BBX Capital’s interest-bearing cash accounts and other investments.

Provision for Income Taxes

The Company estimates its effective annual income tax rate on a quarterly basis based on current and forecasted operating results for the annual period and applies the estimated effective income tax rate to its income before income taxes reduced by net income attributable to noncontrolling interests in joint ventures taxed as partnerships.

The Company’s effective income tax rate was approximately 17% and 35% during the three months ended March 31, 2020 and 2019, respectively. The Company’s effective income tax rate for the three months ended March 31, 2020 and 2019 was different than the expected federal income tax rate of 21% due to the impact of nondeductible executive compensation and state income taxes. The effective income tax rate for the 2020 period reflects a current estimated ordinary taxable loss for the year ended December 31, 2020 resulting primarily from the effects of the COVID-19 pandemic.

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

Net loss attributable to noncontrolling interests was $2.5 million during the three months ended March 31, 2020 compared to net income attributable to noncontrolling interests of $3.1 million for the comparable 2019 period. The decrease in net income attributable to noncontrolling interests for the three months ended March 31, 2020 compared to the same 2019 period was primarily due to IT’SUGAR’s recognition of impairment losses related to its goodwill and long lived assets and a decrease in the net income of Bluegreen and Bluegreen/Big Cedar Vacations.

Consolidated Cash Flows

A summary of our consolidated cash flows is set forth below (in thousands):

	For the Three Months Ended March 31,
	2020	2019
Cash flows used in operating activities	$(29,994)	(6,566)
Cash flows used in investing activities	(5,513)	(9,761)
Cash flows provided by (used in) financing activities	60,874	(63,096)
Net increase (decrease) in cash, cash equivalents and restricted cash	$25,367	(79,423)
Cash, cash equivalents and restricted cash at beginning of period	406,870	421,097
Cash, cash equivalents and restricted cash at end of period	$432,237	341,674

Cash Flows used in Operating Activities

The Company’s cash used in operating activities increased by $23.4 million during the three months ended March  31, 2020 compared to the same 2019 period primarily due to the $4.0 million payment made by Bluegreen to Bass Pro in January 2020 pursuant to the settlement agreement entered into in June 2019, an increase in the amount and changes in timing of certain incentive bonuses paid to certain associates during the 2020 period compared to the 2019 period, and decreases in escrow deposits from Bluegreen’s customers reflecting the closure of VOI sales locations resulting from the COVID-19 pandemic, partially offset by a reduction in spending on the acquisition and development of VOI and real estate inventory during the 2020 period as compared to the 2019 period.

Cash Flows used in Investing Activities

The Company’s cash used in investing activities decreased by $4.2 million during the three months ended March 31, 2020 compared to the same 2019 period primarily due to decreased spending by Bluegreen for property and equipment, an increase in loan recoveries in the legacy asset portfolio, and a decrease in investments in unconsolidated real estate joint ventures, partially offset by a decrease in distributions from unconsolidated real estate joint ventures and lower proceeds from the sale of real estate.

Cash Flows provided by Financing Activities

The Company’s cash provided by financing activities increased by $124.0 million during the three months ended March 31, 2020 compared to the same 2019 period, which was primarily due to a $104.2 million increase in net borrowings on the Company’s notes payable and other borrowings, which included additional borrowings by Bluegreen on its credit facilities and various receivable-backed facilities to increase its cash position in an effort to ensure adequate liquidity for a prolonged period as a result of the COVID-19 pandemic. In addition, repayments of notes payable and other borrowings declined by $31.4 million primarily due to BBX Capital’s repayment of the outstanding balance of $30.0 million on its credit facility with IberiaBank in the 2019 period. These increases in cash provided by financing activities during the 2020 period compared to the 2019 period were partially offset by Bluegreen’s repurchase of $11.7 million of its common stock in a private transaction during the 2020 period.

Seasonality

Bluegreen has historically, and expects to continue to experience, seasonal fluctuations in its revenues and results of operations. This seasonality has resulted, and may continue to result, in fluctuations in its quarterly operating results. Due to consumer travel patterns, Bluegreen typically has seen more tours and experiences higher VOI sales during the second and third quarters. However, due to the closures of all marketing operations and VOI sales centers as a result of the COVID-19 pandemic, Bluegreen anticipates significantly decreased sales of VOIs for the remainder of 2020 as compared to the same periods in prior years.

BBX Sweet Holdings’ businesses are subject to seasonal fluctuations in trade sales, which cause fluctuations in BBX Sweet Holdings’ quarterly results of operations. Historically, IT’SUGAR generated its strongest retail trade sales during the months from June through August, as well as during the month of December, when families are on vacation. BBX Sweet Holdings’ other operating businesses historically generated their strongest trade sales during the fourth quarter in connection with various holidays in the United States. Due primarily to the closures of IT’SUGAR’s retail locations as a result of COVID-19 pandemic, BBX Sweet Holdings anticipates significantly reduced sales during the coming months as compared to the same months in prior years.

Commitments

The Company’s material commitments as of March 31, 2020 included the required payments due on receivable-backed debt, notes payable and other borrowings, junior subordinated debentures, commitments to complete certain projects based on its sales contracts with customers, subsidy advances to certain HOAs, and commitments under non-cancelable operating leases.

The following table summarizes the contractual minimum principal and interest payments required on the Company’s outstanding debt, outstanding payments required under the Bass Pro settlement agreement, and payments required on the Company’s non-cancelable operating leases by period due date as of March  31, 2020 (in thousands):

	Payments Due by Period
					Unamortized
					Debt
	Less than	1 — 3	4 — 5	After 5	Issuance
Contractual Obligations	1 year	Years	Years	Years	Costs	Total
Receivable-backed notes payable	$—	34,943	106,430	283,076	(4,752)	419,697
Notes payable and other borrowings	21,114	31,157	191,019	24,500	(2,101)	265,689
Jr. subordinated debentures	—	—	—	177,129	(39,653)	137,476
Non-cancelable operating leases	20,220	50,279	33,954	44,796	—	149,249
Bass Pro settlement agreement	4,000	8,000	4,000	—	—	16,000
Total contractual obligations	45,334	124,379	335,403	529,501	(46,506)	988,111
Interest Obligations (1)
Receivable-backed notes payable	15,706	29,977	26,787	76,254	—	148,724
Notes payable and other borrowings	9,739	17,604	12,997	20,187	—	60,527
Jr. subordinated debentures	10,915	21,829	21,829	119,108	—	173,681
Total contractual interest	36,360	69,410	61,613	215,549	—	382,932
Total contractual obligations	$81,694	193,789	397,016	745,050	(46,506)	1,371,043

(1)	Assumes that the scheduled minimum principal payments are made in accordance with the table above and the interest rate on variable rate debt remains the same as the rate at March 31, 2020.

In lieu of paying maintenance fees for unsold VOI inventory, Bluegreen may enter into subsidy agreements with certain HOAs. Bluegreen paid $1.9 million in subsidy payments in connection with these arrangements during each of the three months ended March 31, 2020 and 2019, which are included in cost of other fee-based services. As of March 31, 2020, Bluegreen had $3.3 million accrued for such subsidies, which is included in other liabilities in the Company’s condensed consolidated statement of financial condition as of such date. As of December 31, 2019, Bluegreen had no accrued liabilities for such subsidies.

In December 2019, Bluegreen’s President and Chief Executive Officer resigned. In connection with his resignation, Bluegreen agreed to make payments to him totaling $3.5 million over a period of 18 months, $2.9 million of which remained payable as of March 31, 2020. Additionally, during 2019, Bluegreen entered into certain agreements with other executives related to their separation from Bluegreen or change in position. Pursuant to the terms of these agreements, Bluegreen agreed to make payments totaling $2.5 million through November 2020. As of March 31, 2020, $1.0 million remained payable under these agreements.

BBX Capital and Subsidiaries, excluding Bluegreen

At the current time, BBX Capital intends to use its cash in order to satisfy the payments required under its contractual obligations for the foreseeable future, while its subsidiaries will use, to the extent available, their respective cash on hand, cash flows from operations, and cash received from new borrowings under existing or future debt facilities in order to satisfy their respective obligations. However, as a result of the COVID-19 pandemic, there is no assurance that BBX Capital’s subsidiaries will have sufficient cash from such sources to satisfy their respective contractual obligations and maintain their respective operations.

While BBX Capital has available cash that it may use to contribute to or fund the obligations and commitments of its subsidiaries, BBX Capital intends to evaluate the facts and circumstances of the cash requirements of each of its subsidiaries, including their operating deficits, their liquidity requirements, and the sustainability of their operations as a result of the COVID-19 pandemic, and make a determination of whether and/or how much it will make available to each subsidiary.

Bluegreen

Bluegreen intends to use cash on hand and cash flows from operations, including cash received from the sale/pledge of VOI notes receivable, as well as cash received from new borrowings under existing or future debt facilities, in order to satisfy the principal payments required on its contractual obligations. While there is no assurance that it will be successful, Bluegreen believes that it will be successful in renewing certain debt facilities and/or obtaining extensions of such facilities. Based on this and the actions implemented in an effort to mitigate the impact of the COVID-19 pandemic, Bluegreen believes that it will be in a position to meet required debt payments; however, there is no assurance that this will be the case.

Bluegreen also believes that its existing cash, anticipated cash to be generated from operations, anticipated future permitted borrowings under existing or future credit facilities, and anticipated future sales of notes receivable under existing, future, or replacement purchase facilities will be sufficient to meet its anticipated working capital, capital expenditures and debt service requirements, including the contractual payment of the obligations set forth above, for the foreseeable future, subject to the success of its ongoing business strategy, the ongoing availability of credit, and the success of the actions Bluegreen has taken in response to the COVID-19 pandemic. Bluegreen will continue its efforts to renew, extend, or replace any credit and receivables purchase facilities that have expired or that will expire in the near term. Bluegreen may, in the future, also obtain additional credit facilities and may issue corporate debt or equity securities. Any debt incurred or issued may be secured or unsecured, bear interest at fixed or variable rates, and may be subject to such terms as the lender may require. In addition, Bluegreen’s efforts to renew or replace credit facilities or receivables purchase facilities which have expired or which are scheduled to expire in the near term may not be successful, and sufficient funds may not be available from operations or under existing, proposed, or future revolving credit or other borrowing arrangements or receivables purchase facilities to meet cash needs, including debt service obligations. To the extent Bluegreen is unable to sell notes receivable or borrow under such facilities or generate sufficient cash from operations, Bluegreen’s ability to satisfy its obligations would be materially adversely affected.

Bluegreen’s receivables purchase facilities, credit facilities, indentures, and other outstanding debt instruments include what Bluegreen believes to be customary conditions to funding, eligibility requirements for collateral, cross-default and other acceleration provisions, and certain financial and other affirmative and negative covenants, including, among others, limits on the incurrence of indebtedness, payment of dividends, investments in joint ventures and other restricted payments, the incurrence of liens and transactions with affiliates, as well as covenants concerning net worth, fixed charge coverage requirements, debt-to-equity ratios, portfolio performance requirements and cash balances, and events of default or termination. In the future, Bluegreen may be required to seek waivers of such covenants but may not be successful in obtaining waivers, and such covenants may limit its ability to raise funds, sell receivables, or satisfy or refinance its obligations, or otherwise adversely affect its financial condition and results of operations, as well as its ability to pay dividends. In April 2020, Bluegreen’s board of directors suspended quarterly cash dividends on its common stock due to the impact of the COVID-19 pandemic.  In addition, Bluegreen’s future operating performance and ability to meet its financial obligations will be subject to future economic conditions and to financial, business and other factors, many of which may be beyond Bluegreen’s control.

Pursuant to the settlement agreement Bluegreen entered into with Bass Pro and its affiliates during June 2019, Bluegreen paid Bass Pro $20.0 million and agreed to make five annual payments to Bass Pro of $4.0 million each commencing in 2020. Additionally, in lieu of the previous commission arrangement, Bluegreen agreed to pay Bass Pro a fixed annual fee of $70,000 for each Bass Pro and Cabela’s retail store that Bluegreen is accessing (excluding sales at retail stores which are designated to provide tours to Bluegreen/Big Cedar Vacations, or “Bluegreen/Big Cedar feeder stores”), plus $32.00 per net vacation package sold (less cancellations or refunds within 45 days of sale). Bluegreen also agreed to contribute to the Wonders of Wildlife Foundation $5.00 per net package sold (less certain cancellations and refunds within 45 days of sale), subject to an annual minimum of $700,000. Subject to the terms and conditions of the settlement agreement, Bluegreen will generally be required to pay the fixed annual fee with respect to at least 59 Bass Pro retail stores and a minimum number of Cabela’s retail stores that increases over time to a total of at least 60 Cabela’s retail stores by the end of 2021. In January 2020, Bluegreen paid $5.2 million for this fixed fee, of which $4.1 million was prepaid and is included in other assets in the Company’s condensed consolidated statement of financial condition as of March 31, 2020. Bluegreen had marketing operations at 21 Cabela’s stores at March 31, 2020 and is required to begin marketing operations in at least 25 more stores by December 31, 2020. Notwithstanding the foregoing, the minimum number of Bass Pro and Cabela’s retail stores for purposes of the fixed annual fee may be reduced under certain circumstances set forth in the agreement, including as a result of a reduction of traffic in the stores in excess of 25% year-over-year. In March 2020, as a result of the COVID-19 pandemic, Bluegreen temporarily closed its retail marketing operations at Bass Pro Shops and Cabela’s stores. Bluegreen is currently developing a plan to reopen these operations.

Off-balance-sheet Arrangements

BBX Capital guarantees certain obligations of its wholly-owned subsidiaries and unconsolidated real estate joint ventures as described in further detail in Note 12 to the Company’s condensed consolidated financial statements included in Item 1 of this report.

The Company has investments in joint ventures involved in the development of multifamily apartment and townhome communities, as well as single-family master planned communities. The Company’s investments in these joint ventures are accounted for under the equity method of accounting, and as a result, the Company does not recognize the assets and liabilities of these joint ventures in its financial statements. As of March 31, 2020 and December 31, 2019, the Company’s investments in these joint ventures totaled $59.4 million and $57.3 million, respectively. These unconsolidated real estate joint ventures generally finance their activities with a combination of debt financing and equity. The Company generally does not directly guarantee the financing of these joint ventures, other than as described above and in Note 7 to the Company’s condensed consolidated financial statements included in Item 1 of this report,  and the Company’s maximum exposure to losses from these joint ventures is its equity investment. The Company is typically not obligated to fund additional capital to its joint ventures; however, the Company’s interest in a joint venture may be diluted if the Company elects not to fund a joint venture capital call.

Liquidity and Capital Resources

BBX Capital and Subsidiaries, excluding Bluegreen

As of March 31, 2020, the Company, excluding Bluegreen, had cash, cash equivalents, and short-term investments of approximately $156.0 million, including $137.8 million held directly by BBX Capital. Management believes that the Company has sufficient liquidity to fund operations, including anticipated working capital, capital expenditure, and debt service requirements, and respond to the COVID-19 pandemic challenges for the foreseeable future, subject to mitigation and cost reduction efforts and management’s determination of whether and/or the extent to which it will fund the operations and commitments of its subsidiaries. The Company has taken various mitigating measures to manage through the current challenges resulting from the COVID-19 pandemic, as discussed in this report, including cost and capital expenditure reductions at its subsidiaries. However, management is continuing to evaluate the potential operating deficits and liquidity requirements of its subsidiaries as a result of the impact of the COVID-19 pandemic and may determine not to provide additional funding or capital to subsidiaries whose operations they believe may not be sustainable.

BBX Capital’s principal sources of liquidity have historically been its available cash and short-term investments, dividends received from Bluegreen, borrowings from its $50.0 million IberiaBank revolving line of credit, distributions from unconsolidated real estate joint ventures, proceeds received from lot sales at the Beacon Lake Community development, and sales of real estate. However, as described below, the COVID-19 pandemic has impacted or otherwise resulted in uncertainty regarding many of these sources of liquidity, and BBX Capital believes that its primary source of liquidity for the foreseeable future will be its available cash, cash equivalents, and short-term investments.

Bluegreen has announced that it has suspended its regularly quarterly dividend, and accordingly, BBX Capital does not expect to receive quarterly dividends from Bluegreen for the foreseeable future. For the three months ended March 31, 2020 and 2019, BBX Capital received dividends from Bluegreen of $8.7 million and $11.4 million, respectively. The resumption of dividends payments by Bluegreen, as well as the amount and timing of such dividends, will be based upon factors that Bluegreen’s board of directors deems to be appropriate, including Bluegreen’s operating results, financial condition, cash position, and operating and capital needs. Dividends from Bluegreen are also dependent on restrictions contained in Bluegreen’s debt facilities. Except as otherwise noted, the debts and obligations of Bluegreen are not direct obligations of BBX Capital and generally are non-recourse to BBX Capital. Similarly, the assets of Bluegreen are not available to BBX Capital, absent a dividend or distribution. Furthermore, certain of Bluegreen’s credit facilities contain terms which could limit the payment of cash dividends without the lender’s consent or waiver, and Bluegreen may only pay dividends subject to such restrictions as well as the declaration of dividends by its board of directors. As a consequence, BBX Capital may not resume receiving dividends from Bluegreen consistent with prior periods, in the time frames or amounts anticipated, or at all.

Although BBX Capital has a $50.0 million revolving line of credit with IberiaBank, subject to available collateral, the effects of the COVID-19 pandemic on the Company’s operations and the value of the collateral could impact its ability to remain in compliance with the financial covenants under the facility and limit the extent of availability under the facility in future periods. As of March 31, 2020, BBX Capital had availability of approximately $22.4 million under the facility as a result of a decline in the value of the collateral.

While BBXRE has historically provided liquidity to BBX Capital through various sources, including distributions from unconsolidated real estate joint ventures and proceeds from real estate sales, the effects of the pandemic, including the impact on general economic conditions and real estate and credit markets, have increased the uncertainty regarding the expected timing and pricing of future sales of multifamily apartment developments, single-family homes, and developed lots at BBXRE’s Beacon Lake Community. As a result, BBXRE is not expected to provide significant liquidity to BBX Capital for the foreseeable future.

BBX Capital has also historically received funds from its subsidiaries, including Bluegreen, in connection with the parties’ tax sharing agreement to the extent that a subsidiary utilized BBX Capital’s tax benefits in BBX Capital’s consolidated tax return. However, BBX Capital did not receive tax sharing payments from its subsidiaries during the three months ended March 31, 2020 and does not expect to receive any significant payments for the remainder of 2020 primarily as a result of the impact of COVID-19 on the Company’s operations.

BBX Capital believes that its current financial condition will allow it to meet its anticipated near-term liquidity needs. BBX Capital may also seek additional liquidity from outside sources, including traditional bank financing, secured or unsecured indebtedness, or the issuance of equity and/or debt securities. However, these alternatives may not be available to BBX Capital on attractive terms, or at all. The inability to raise funds through the sources discussed above would have a material adverse effect on the Company’s business, results of operations, and financial condition.

Anticipated and Potential Liquidity Requirements

BBX Capital has historically used its available funds for operations and general corporate purposes (including working capital, capital expenditures, debt service requirements, and the Company’s other commitments described above), to make additional investments in real estate opportunities, operating businesses, or other opportunities, to declare and pay cash dividends on its common stock, or to purchase shares of its common stock. While BBX Capital may continue to evaluate opportunistic investments, BBX Capital currently expects to use its available funds primarily for operations and general corporate purposes and to fund operating deficits resulting from the COVID-19 pandemic. However, as discussed above, BBX Capital’s management intends to evaluate the operating deficits and liquidity requirements of its subsidiaries as a result of the impact of the COVID-19 pandemic on operations and general economic conditions and may make a determination that it will not provide additional funding or capital to certain of its subsidiaries.

In November 2018, BBXRE acquired a 50% membership interest in the Altman Companies, a joint venture between the Company and Joel Altman (“JA”) engaged in the development, construction, and management of multifamily apartment communities. Although the Altman Companies generates revenues from the performance of development, general contractor, leasing, and property management services to the joint ventures that are formed to invest in the development projects that it originates, it is expected to generate profits for BBXRE and JA primarily through the equity distributions that BBXRE and JA receive through their investment in the managing member of such joint ventures. Therefore, as the timing of such distributions to BBXRE and JA is generally contingent upon the sale or refinancing of a completed development project, it is anticipated that BBXRE and JA will be required to contribute capital to the Altman Companies for its ongoing operating costs and predevelopment expenditures, as well as to the managing member of newly formed joint ventures. At the current time, BBXRE anticipates that it will invest approximately $1.0 million to $2.0 million in the Altman Companies and related joint ventures during the remainder of 2020 relating to planned predevelopment expenditures and ongoing operating costs. Furthermore, although the COVID-19 pandemic has resulted in uncertainty in the ability of the Altman Companies to close on the capital necessary to commence the construction of new projects, BBXRE currently anticipates that it will invest approximately $8.5 million as a preferred equity investor in its Altis at Ludlam joint venture if the venture is able to close on development financing. In addition, if the Altman Companies closes on development financing for additional projects beyond Altis at Ludlam, BBXRE expects that it would be required to contribute an additional $1.25 million to ABBX Guaranty, LLC, a joint venture between BBXRE and JA that provides guarantees on the indebtedness and construction cost overruns of new real estate joint ventures formed by the Altman Companies.

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

In addition to BBXRE’s anticipated investments in the Altman Companies and related joint ventures, BBXRE has entered into two real estate joint ventures, CCB Miramar, LLC and L03/212 Partners, LLC, in which the Company expects to contribute additional capital of approximately $3.4 million during the next twelve to twenty-four months based on the current plans and estimates associated with the related development projects.

BBX Capital previously indicated its intention to declare regular quarterly dividends on its Class A and Class B Common Stock and declared cash dividends of $0.05 per share on its common stock, or $4.8 million in the aggregate, during the year ended December 31, 2019. However, in April 2020, BBX Capital suspended its regular quarterly dividend due to the impacts of the COVID-19 pandemic. Future declaration and payment of cash dividends with respect to the Company’s common stock, if any, will be determined in light of the then-current financial condition of the Company, its operating and capital needs, its debt covenants, and other factors deemed relevant by the board of directors.

In June 2017, BBX Capital’s board of directors approved a share repurchase program which authorizes the purchase of a total of up to 5,000,000 shares of the Company’s Class A Common Stock and Class B Common Stock at an aggregate cost of no more than $35.0 million. This program authorizes management, at its discretion, to purchase shares from time to time subject to market conditions and other factors. As of March 31, 2020, BBX Capital had purchased 4,750,483 shares of its Class A Common Stock for approximately $25.4 million pursuant to the June 2017 share repurchase program.

In April 2015, BBX Capital borrowed $80.0 million from a wholly-owned subsidiary of Bluegreen. Payments of interest are required on a quarterly basis, and all outstanding amounts are due and payable at maturity. Effective April 17, 2020, Bluegreen and BBX Capital amended the loan agreement to extend the maturity date of the loan from April 2020 to April 2021 and reduce the interest rate from 6% to 4% per annum. BBX Capital may be required to repay all or a portion of the $80.0 million borrowed from Bluegreen if Bluegreen is not in compliance with debt covenants under its debt instruments.

In addition to the note payable to Bluegreen, the Company has other indebtedness which is summarized in Commitments above. The Company’s indebtedness, including any future debt incurred by the Company, may make it more vulnerable to downturns in the economy and may subject the Company to covenants or restrictions on its operations and activities.

Credit Facilities with Future Availability

As of March 31, 2020, BBX Capital and certain of its subsidiaries had the following credit facilities with future availability, subject to eligible collateral and the terms of the facilities, as applicable.

IberiaBank $50.0 million Revolving Line of Credit. In March 2018, BBX Capital and certain of its wholly-owned subsidiaries entered into a Loan and Security Agreement and related agreements with IberiaBank (“Iberia”), as administrative agent and lender, and City National Bank of Florida, as lender, which provide for a $50.0 million revolving line of credit. Amounts borrowed under the facility accrue interest at a floating rate of 30-day LIBOR plus a margin of 3.0% to 3.75% or the Prime Rate plus a margin of 1.50% to 2.25%. The applicable margin is based on BBX Capital’s debt to EBITDA ratio. Payments of interest only are payable monthly. The facility matures, and all outstanding principal and interest will be payable, on June 30, 2021, with twelve-month renewal options at BBX Capital’s request, subject to satisfaction of certain conditions. The facility is secured by a pledge of a percentage of BBX Capital’s membership interests in Woodbridge. The amount available for future borrowings under this facility was $22.4 million as of March 31, 2020. The borrowings under the facility may be used for business acquisitions, real estate investments, stock repurchases, letters of credit, and general corporate purposes.

Under the terms and conditions of the Loan and Security Agreement, BBX Capital is required to comply with certain financial covenants, including maintaining minimum unencumbered liquidity and complying with debt to EBITDA financial ratios. The Loan and Security Agreement also contains customary affirmative and negative covenants, including those that, among other things, limit the ability of BBX Capital and the other borrowers to incur additional indebtedness and to make certain loans and investments. As of March 31, 2020, there were no borrowings outstanding under the credit facility.

Toronto-Dominion Commercial Bank. In May 2017, Renin entered into a credit facility with TD Bank that was subsequently renewed in September 2019 and 2018. Under the terms and conditions of the credit facility, TD Bank agreed to provide term loans for up to $1.7 million and loans under a revolving credit facility for up to approximately $16.3 million subject to certain terms and conditions. During the first quarter of 2020, Renin received a waiver from TD Bank of its breach of the quarterly debt service coverage ratio under the facility, and the credit facility was amended to replace the existing debt service coverage ratio with an interest coverage ratio. In connection with the amendment to the credit facility, Renin repaid the outstanding balance of the term loan with borrowings from the revolving credit facility. As of March 31, 2020, the outstanding amounts under the revolving credit facility was  $10.5 million with an effective interest rate of 4.72%.

Banc of America Leasing & Capital Equipment Note and Bank of America Revolving Line of Credit.  In August 2018, IT’SUGAR entered into a revolving credit facility with Bank of America, and in September 2018, IT’SUGAR entered into a Master Loan and Security Agreement with Banc of America Leasing & Capital, LLC. As of March 31, 2020, the outstanding principal balance of the revolving credit facility and the equipment note was $4.0 million and $0.3 million, respectively, and there was no availability under the revolving credit facility. In April 2020, a wholly-owned subsidiary of BBX Capital Real Estate purchased the revolving credit facility and equipment note from the respective lenders for the outstanding principal balance of the loans plus accrued interest.

As of March 31, 2020, BBX Capital and certain of its subsidiaries (other than Bluegreen) had availability of approximately $25.1 million under the above revolving lines of credit, subject to eligible collateral and the terms of the facilities, as applicable. However, the effects of the COVID-19 pandemic on the Company’s operations could impact its ability to remain in compliance with the financial covenants under these facilities and limit the extent of availability under the facilities in future periods.

Bluegreen

Bluegreen believes that it has sufficient liquidity from the sources described below to fund operations, including its anticipated working capital, capital expenditure, debt service requirements and impacts associated with the COVID-19 pandemic challenges for the foreseeable future, subject to the success of its ongoing mitigating measures to manage through current challenges caused by the COVID-19 pandemic, as discussed in this report, including cost and capital expenditure reductions and the ongoing availability of credit.

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

While the vacation ownership business has historically been capital intensive and Bluegreen may from time to time pursue transactions or activities which may require significant capital investment and adversely impact near term cash flows, Bluegreen has generally sought to focus on the generation of  “free cash flow” (defined as cash flow from operating activities, less capital expenditures) by: (i) incentivizing sales associates and creating programs with third-party credit card companies to generate a higher percentage of sales in cash; (ii) maintaining sales volumes that focus on efficient marketing channels; (iii) limiting capital and inventory expenditures; (iv) utilizing sales and marketing, mortgage servicing, resort management services, title and construction expertise to pursue fee-based-service business relationships that generally require less up-front capital investment and have the potential to produce incremental cash flows; and (v) more recently, by selling VOIs obtained through secondary market or JIT arrangements. Bluegreen considers free cash flow to be a measure of cash generated by operating activities that can be used for future investing and financing activities, however, there is no assurance that Bluegreen will generate free cash flow or that any generated will be used for such purposes.

The COVID-19 pandemic has been and continues to be an unprecedented disruption in the economy and the timeshare industry due to government ordered travel restrictions and restrictions on business operations. While Bluegreen is currently developing plans to reopen its VOI sales centers and marketing operations beginning June 2020, on March 23, 2020, Bluegreen temporarily closed all of its VOI sales centers; its retail marketing operations at Bass Pro Shops, Cabela’s stores and outlet malls; and the Choice Hotels call transfer program. In connection with these actions, Bluegreen canceled existing owner reservations through May 15, 2020 and new prospect guest tours through June 30, 2020. Bluegreen also implemented several mitigating activities in an attempt to better position its operations for the impact of the COVID-19 pandemic. Bluegreen anticipates that as a result of these and other initiatives, its sales of VOIs for 2020 will be materially less than its 2019 sales of VOIs. Bluegreen intends to continue to adjust its business to conditions as they change over the remainder of 2020.  The ongoing goals of Bluegreen’s mitigating activities are designed to preserve cash and reduce expenses by:

•	Significantly reducing its workforce.
•	Reducing overhead and increasing efficiency.
•	Minimizing capital spending.
•	Maintaining compliance under its outstanding indebtedness.

While there can be no assurance that these goals will be achieved, initial actions taken to date include the following:

•	Bluegreen has ceased marketing programs.
•	Bluegreen reduced inventory acquisition and development expenditures.
•	Bluegreen implemented a reduction in workforce of over 970 positions and placed another 3,700 of its associates on temporary furlough and reduced work hours.
•	In an effort to ensure adequate liquidity for a sustained period, Bluegreen drew down $60 million under its lines-of-credit and various receivable backed facilities to increase its cash position.
•	Bluegreen suspended the payment of dividends.

Bluegreen has $20.8 million of required contractual obligations coming due within one year, as well as certain facilities for which the advance period will expire in 2020. While there is no assurance that Bluegreen will be successful,

Bluegreen intends to seek renewal or extend its debt and believes that the implementation of its mitigating activities will best position Bluegreen to address these matters with its lenders.

The ability to sell and/or borrow against notes receivable from VOI buyers has been critical to Bluegreen’s continued liquidity. A financed VOI buyer is generally only required to pay a minimum of 10% to 20% of the purchase price in cash at the time of sale; however, selling, marketing and administrative expenses attributable to the sale are primarily cash expenses that generally exceed a buyer’s minimum required down payment. Accordingly, having financing facilities available for the hypothecation, sale or transfer of Bluegreen’s VOI notes receivable has been critical to Bluegreen’s ability to meet its short and long-term cash needs. Bluegreen has attempted to maintain a number of diverse financing facilities. Historically, Bluegreen has relied on its ability to sell receivables in the term securitization market in order to generate liquidity and create capacity in Bluegreen’s receivable facilities. Bluegreen has historically financed a majority of its sales of VOIs, and accordingly, are subject to the risk of defaults by its customers. While the impact of the COVID-19 pandemic had not yet been reflected in Bluegreen’s default or delinquency rates as of March 31, 2020, Bluegreen believes that the COVID-19 pandemic will have a significant impact on its VOI notes receivable. Accordingly, Bluegreen recorded an additional allowance for loan losses of $12.0 million as of March 31, 2020, which includes an estimate of customer defaults as a result of the COVID-19 pandemic based on Bluegreen’s historical experience, forbearance requests received from Bluegreen’s customers, and other factors, including, but not limited to, the seasoning of the note receivable and FICO scores of the customers. The impact of the COVID-19 pandemic is rapidly changing and highly uncertain. Accordingly, and due to other risks and uncertainties associated with assumptions and changing market conditions, Bluegreen’s allowance may not prove to be accurate and may be increased in future periods, which would adversely impact Bluegreen’s operating results for those periods.

Further, the COVID-19 pandemic has resulted in instability and volatility in the financial markets. Bluegreen’s ability to borrow against or sell its VOI notes receivable has historically been a critical factor in its liquidity. If Bluegreen is unable to renew credit facilities or obtain new credit facilities, its business, results of operations, liquidity, or financial condition may be materially, adversely impacted.

In connection with its capital-light business activities, Bluegreen has entered into agreements with third-party developers that allow Bluegreen to buy VOI inventory, typically on a non-committed basis, prior to when Bluegreen intends to sell such VOIs, although there is no assurance that these third party developers will be in a position to deliver that inventory in the future. Bluegreen’s capital-light business strategy also includes secondary market sales, pursuant to which Bluegreen enters into secondary market arrangements with certain HOAs and others on a non-committed basis, which allows Bluegreen to acquire VOIs generally at a significant discount, as such VOIs are typically obtained by the HOAs through foreclosure in connection with maintenance fee defaults. Acquisitions of JIT and secondary market inventory during the remainder of 2020 are expected to range from $3.0 million to $5.0 million.

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

Credit Facilities for Bluegreen Receivables with Future Availability

Bluegreen maintains various credit facilities with financial institutions which allow Bluegreen to borrow against or sell its VOI notes receivable. As of March 31, 2020, Bluegreen had the following credit facilities with future availability, all of which are subject to revolving availability terms during the advance period and therefore provide for additional availability as the facility is paid down, subject in each case to compliance with covenants, eligible collateral and applicable terms and conditions during the advance period (dollars in thousands):

	Borrowing Limit as of March 31, 2020	Outstanding Balance as of March 31, 2020	Availability as of March 31, 2020	Advance Period Expiration; Borrowing Maturity as of March 31, 2020	Borrowing Rate; Rate as of March 31, 2020
Liberty Bank Facility	$50,000	$23,184	$26,816	June 2020; March 2023	Prime Rate; floor of 4.00%; 4.75%
NBA Receivables Facility	70,000	29,033	40,967	September 2020; March 2025	30 day LIBOR+2.75%;floor of 3.50%;3.74%
Pacific Western Facility	40,000	28,256	11,744	September 2021; September 2024	30 day LIBOR+2.75% to 3.00%; 3.87%
KeyBank/DZ Purchase Facility	80,000	60,899	19,101	December 2022; December 2024	30 day LIBOR or CP +2.25%; 3.29% (1)
Quorum Purchase Facility	50,000	39,092	10,908	June 2020; December 2032	(2)
	$290,000	$180,464	$109,536

(1)

Borrowings accrue interest at a rate equal to either LIBOR, a “Cost of Funds” rate or commercial paper (“CP”) rates plus 2.25%. As described in further detail below, the interest rate will increase to the applicable rate plus 3.25% upon the expiration of the advance period.

(2)

Of the amounts outstanding under the Quorum Purchase Facility at March 31, 2020, $2.7 million accrues interest at a rate per annum of 4.75%, $18.5 million accrues interest at a fixed rate of 4.95%, $1.5 million accrues interest at a fixed rate of 5.0%, $15.2 million accrues interest at a fixed rate of 5.10%, and $1.1 million accrues interest at a fixed rate of 5.50%.

See Note 9 under Item 1 included in this report and Note 13 to the Company’s consolidated financial statements included in the 2019 Annual Report for additional information with respect to Bluegreen’s receivable-backed notes payable facilities.

Other Credit Facilities and Outstanding Notes Payable

Fifth Third Syndicated Line of Credit and Fifth Third Syndicated Term Loan.  In December 2016, Bluegreen entered into a $100.0 million syndicated credit facility with Fifth Third Bank, as administrative agent and lead arranger, and certain other bank participants as lenders. In October 2019, Bluegreen amended the facility and increased the facility to $225.0 million.  The amended facility includes a $100.0 million term loan (the “Fifth Third Syndicated Term Loan”) with quarterly amortization requirements and a $125.0 million revolving line of credit (the “Fifth Third Syndicated Line-of-Credit”). Borrowings under the amended facility generally bear interest at LIBOR plus 2.00% - 2.50%, depending on Bluegreen’s leverage ratio, are collateralized by certain of Bluegreen’s VOI inventory, sales center buildings, management fees, short-term receivables and cash flows from residual interests relating to certain term securitizations, and will mature in October 2024. As of March 31, 2020, outstanding borrowings under the facility totaled $207.5 million, including $97.5 million under the Fifth Third Syndicated Term Loan with an interest rate of 3.61% and $110.0 million under the Fifth Third Syndicated Line of Credit with an interest rate of 3.32%. As of March 31, 2020, Bluegreen had availability of approximately $15.0 million under the Fifth Third Syndicated Line of Credit.

Bluegreen also has outstanding obligations under various credit facilities and securitizations that have no remaining future availability as the advance periods have expired.

See Note 9 under Item 1 included in this report and Note 13 to the Company’s consolidated financial statements included in the 2019 Annual Report for additional information with respect to Bluegreen’s other credit facilities and outstanding notes payable.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk, commodity price risk and equity price risk. The Company’s exposure to market risk has not materially changed from what was previously disclosed in our 2019 Annual Report.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March  31, 2020 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

There have been no material changes in our legal proceedings from those disclosed in the “Legal Proceedings” section of our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 1A.    Risk Factors

There have been no material changes in the risks and uncertainties that we face from those disclosed in the “Risk Factors” section of our 2019 Annual Report except for the risk factor described below.

The COVID-19 pandemic has had, and the current and uncertain future outlook of the pandemic may continue to have, a significant adverse effect on our business, financial condition, liquidity and results of operations.

The COVID-19 pandemic has been, and continues to be, an unprecedented disruption in the U.S. and global economies and its rapid spread, as well as the escalating measures governments, private organizations and individuals have implemented in order to stem the spread of this pandemic, have had, and are expected to continue to have, a material adverse impact on our business, operating results and financial condition, including due to government ordered travel restrictions, restrictions on business operations, and stay at home orders and guidelines.  Furthermore, while it is not currently possible to accurately assess the expected duration and severity of the pandemic on the Company’s operations, and additional restrictions or other events stemming from the pandemic could further lengthen or exacerbate these adverse effects, the Company expects that demand for many of the Company’s products and services may remain weak for a significant length of time, and the Company cannot predict if and when the industries in which the Company operates will return to pre-pandemic levels.

Steps we have implemented in an attempt to mitigate the effects of the pandemic on our business and to preserve liquidity may themselves have negative consequences with respect to our business and operations, including by reducing sales. In addition, the cost savings we are seeking to achieve from these measures will not be recognized immediately and will not completely offset the decrease in revenues and other adverse impacts of the pandemic.  Further, the increase in Bluegreen’s debt position will, among other things, increase its vulnerability to adverse economic conditions and require Bluegreen to meet significant debt service obligations.

Our operations could also be negatively affected further if our employees are quarantined or sickened as a result of exposure to COVID-19, or if they are subject to governmental COVID-19 curfews or “shelter in place” health orders.

Measures restricting the ability of employees to come to work may cause a further deterioration in our service or operations, all of which could negatively affect our business.

We are unable to predict how long these conditions will persist, what additional measures may be introduced by governments or private parties or what effect any such additional measures may have on our business. Furthermore, not only is the duration of the pandemic and combative measures unknown, the overall situation is extremely fluid, and it is impossible to predict the timing of future changes in the situation and what their impact may be on our business. At this time we are also not able to predict whether the COVID-19 pandemic will result in permanent changes in our customers' behavior, which may include continued or permanent decreases in discretionary spending and reductions in demand for VOIs or travel or vacation ownership stays, retail store and confectionery products, home improvement products or real estate, each of which would have a material adverse impact on our business, operating results and financial condition.  BBX Capital’s management is evaluating the potential operating deficits and liquidity requirements of its subsidiaries as a result of the impact of the pandemic and may determine not to provide additional funding or capital to subsidiaries whose operations they believe may not be sustainable.

Item 6.    Exhibits

Exhibit 31.1	Principal Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Principal Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1*	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2*	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*   Exhibits furnished and not filed with this Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BBX CAPITAL CORPORATION

May 11, 2020	By: /s/ Alan B. Levan
Alan B. Levan, Chairman of the Board
and Chief Executive Officer

May 11, 2020	By: /s/ Raymond S. Lopez
Raymond S. Lopez, Chief Financial Officer