Form 10-Q
period 2020-06-30
BBX Capital Corp
filed 2020-08-10
CIK 315858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2020

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

YES [ ]  NO [ X ]

The number of shares outstanding of each of the registrant’s classes of common stock as of August 4, 2020 is as follows:

Class A Common Stock of $.01 par value, 15,624,091 shares outstanding.
Class B Common Stock of $.01 par value, 3,693,596 shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BBX Capital Corporation
Condensed Consolidated Statements of Financial Condition - Unaudited
(In thousands, except share data)

	June 30,	December 31,
	2020	2019
ASSETS
Cash and cash equivalents	$348,045	356,604
Restricted cash ($16,372 in 2020 and $22,534 in 2019 in variable interest entities ("VIEs"))	25,459	50,266
Notes receivable	551,861	589,198
Less: Allowance for loan loss	(147,629)	(140,630)
Notes receivable, net ($288,358 in 2020 and $292,590 in 2019 in VIEs)	404,232	448,568
Trade inventory	20,501	22,843
Vacation ownership interest ("VOI") inventory	350,270	346,937
Real estate ($11,354 in 2020 and $11,297 in 2019 held for sale)	63,897	65,818
Investments in and advances to unconsolidated real estate joint ventures	63,775	57,330
Property and equipment, net	125,260	129,686
Goodwill	14,864	37,248
Intangible assets, net	67,865	68,186
Operating lease assets	101,135	109,351
Other assets	86,034	98,134
Total assets	$1,671,337	1,790,971
LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$23,837	25,957
Deferred income	13,813	18,074
Escrow deposits	6,180	22,711
Other liabilities	92,729	120,362
Receivable-backed notes payable - recourse	74,599	88,569
Receivable-backed notes payable - non-recourse (in VIEs)	325,206	334,246
Notes payable and other borrowings	223,428	188,731
Junior subordinated debentures	137,703	137,254
Operating lease liabilities	119,004	123,430
Deferred income taxes	85,473	87,558
Total liabilities	1,101,972	1,146,892
Commitments and contingencies (See Note 12)
Redeemable noncontrolling interest	1,759	4,009
Equity:
Preferred stock of $0.01 par value; authorized 10,000,000 shares	—	—
Class A Common Stock of $0.01 par value; authorized 30,000,000 shares;
issued and outstanding 15,132,748 in 2020 and 15,106,067 in 2019	151	151
Class B Common Stock of $0.01 par value; authorized 4,000,000 shares;
issued and outstanding 3,164,889 in 2020 and 3,191,571 in 2019	32	32
Additional paid-in capital	158,015	153,507
Accumulated earnings	329,194	394,551
Accumulated other comprehensive income	1,203	1,554
Total shareholders' equity	488,595	549,795
Noncontrolling interests	79,011	90,275
Total equity	567,606	640,070
Total liabilities and equity	$1,671,337	1,790,971

See Notes to Condensed Consolidated Financial Statements - Unaudited

BBX Capital Corporation
Condensed Consolidated Statements of Operations and Comprehensive Income - Unaudited
(In thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Sales of VOIs	$9,054	68,302	54,182	120,033
Fee-based sales commissions	1,135	55,343	42,500	100,555
Other fee-based services	26,413	30,703	55,727	60,271
Cost reimbursements	11,850	14,007	30,970	31,051
Trade sales	23,043	45,061	63,920	91,045
Sales of real estate inventory	2,839	424	9,278	4,660
Interest income	19,499	21,518	40,815	42,933
Net gains (losses) on sales of real estate assets	13	9,664	(34)	10,996
Other revenue	473	671	1,047	1,501
Total revenues	94,319	245,693	298,405	463,045
Costs and Expenses:
Cost of VOIs sold	1,038	10,572	5,137	14,420
Cost of other fee-based services	18,535	19,049	40,246	41,042
Cost reimbursements	11,850	14,007	30,970	31,051
Cost of trade sales	22,385	30,828	52,157	63,118
Cost of real estate inventory sold	1,474	—	6,106	2,643
Interest expense	9,502	11,661	19,335	22,809
Recoveries from loan losses, net	(1,525)	(1,424)	(5,037)	(2,385)
Impairment losses	3,305	2,138	31,588	2,756
Selling, general and administrative expenses	59,327	178,843	187,180	301,711
Total costs and expenses	125,891	265,674	367,682	477,165
Equity in net earnings of unconsolidated real estate joint ventures	145	8,759	696	8,742
Other income	409	2,289	640	2,802
Foreign exchange (loss) gain	(6)	(29)	272	(24)
Loss before income taxes	(31,024)	(8,962)	(67,669)	(2,600)
(Provision) benefit for income taxes	(5,627)	1,338	203	(386)
Net loss	(36,651)	(7,624)	(67,466)	(2,986)
Less: Net (loss) income attributable to noncontrolling interests	(851)	4,024	(3,356)	7,163
Net loss attributable to shareholders	$(35,800)	(11,648)	(64,110)	(10,149)

Basic loss per share	$(1.96)	(0.62)	(3.50)	(0.54)
Diluted loss per share	$(1.96)	(0.62)	(3.50)	(0.54)
Basic weighted average number of common shares outstanding	18,298	18,641	18,298	18,643
Diluted weighted average number of common and common equivalent shares outstanding	18,298	18,641	18,298	18,643
Cash dividends declared per Class A common share	$—	0.0625	—	0.1250
Cash dividends declared per Class B common share	$—	0.0625	—	0.1250

Net (loss)	$(36,651)	(7,624)	(67,466)	(2,986)
Other comprehensive income (loss), net of tax:
Unrealized gain on securities available for sale	41	10	4	38
Foreign currency translation adjustments	195	125	(355)	226
Other comprehensive income (loss), net	236	135	(351)	264
Comprehensive loss, net of tax	(36,415)	(7,489)	(67,817)	(2,722)
Less: Comprehensive (loss) income attributable to noncontrolling interests	(851)	4,024	(3,356)	7,163
Comprehensive loss attributable to shareholders	$(35,564)	(11,513)	(64,461)	(9,885)

See Notes to Condensed Consolidated Financial Statements - Unaudited

BBX Capital Corporation
Condensed Consolidated Statements of Changes in Equity - Unaudited
For the Three Months Ended June 30, 2019 and 2020
(In thousands)

	Shares of						Accumulated
	Common Stock		Common				Other
	Outstanding		Stock		Additional		Comprehen-	Total	Non-
	Class		Class		Paid-in	Accumulated	sive	Shareholders'	controlling	Total
	A	B	A	B	Capital	Earnings	Income	Equity	Interests	Equity
Balance, March 31, 2019	$15,676	2,968	$157	30	165,478	383,855	1,344	550,864	90,127	640,991
Net loss excluding $20 of loss attributable to redeemable noncontrolling interest	—	—	—	—	—	(11,648)	—	(11,648)	4,044	(7,604)
Repurchase and retirement of common stock	(80)	—	(1)	—	(1,882)	—	—	(1,883)	—	(1,883)
Other comprehensive income	—	—	—	—	—	—	135	135	—	135
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(1,223)	(1,223)
Class A common stock cash dividends declared	—	—	—	—	—	(982)	—	(982)	—	(982)
Class B common stock cash dividends declared	—	—	—	—	—	(242)	—	(242)	—	(242)
Share-based compensation	—	—	—	—	3,161	—	—	3,161	—	3,161
Balance, June 30, 2019	15,596	2,968	$156	30	166,757	370,983	1,479	539,405	92,948	632,353

Balance, March 31, 2020	$15,133	3,165	$151	32	155,071	365,690	967	521,911	79,016	600,927
Net loss excluding $846 of loss attributable to redeemable noncontrolling interest	—	—	—	—	—	(35,800)	—	(35,800)	(5)	(35,805)
Other comprehensive income	—	—	—	—	—	—	236	236	—	236
Accretion of redeemable noncontrolling interest	—	—	—	—	—	(696)	—	(696)	—	(696)
Share-based compensation	—	—	—	—	2,944	—	—	2,944	—	2,944
Balance, June 30, 2020	$15,133	3,165	$151	32	158,015	329,194	1,203	488,595	79,011	567,606

See Notes to Condensed Consolidated Financial Statements - Unaudited

BBX Capital Corporation
Condensed Consolidated Statements of Changes in Equity - Unaudited
For the Six Months Ended June 30, 2019 and 2020
(In thousands)

	Shares of						Accumulated
	Common Stock		Common				Other
	Outstanding		Stock		Additional		Comprehen-	Total	Non-
	Class		Class		Paid-in	Accumulated	sive	Shareholders'	controlling	Total
	A	B	A	B	Capital	Earnings	Income	Equity	Interests	Equity
Balance, December 31, 2018	15,676	2,968	$157	30	162,429	385,789	1,215	549,620	87,988	637,608
Cumulative effect from the adoption of ASU 2016-01, net of income taxes and redeemable noncontrolling interest	—	—	—	—	—	(2,202)	—	(2,202)	—	(2,202)
Net loss excluding $240 of loss attributable to redeemable noncontrolling interest	—	—	—	—	—	(10,149)	—	(10,149)	7,403	(2,746)
Repurchase and retirement of common stock	(80)	—	(1)	—	(1,882)	—	—	(1,883)	—	(1,883)
Other comprehensive income	—	—	—	—	—	—	264	264	—	264
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(2,443)	(2,443)
Class A Common Stock cash dividends declared	—	—	—	—	—	(1,971)	—	(1,971)	—	(1,971)
Class B Common Stock cash dividends declared	—	—	—	—	—	(484)	—	(484)	—	(484)
Share-based compensation	—	—	—	—	6,210	—	—	6,210	—	6,210
Balance, June 30, 2019	15,596	2,968	$156	30	166,757	370,983	1,479	539,405	92,948	632,353

Balance, December 31, 2019	15,106	3,192	$151	32	153,507	394,551	1,554	549,795	90,275	640,070
Net loss excluding $3,589 of loss attributable to redeemable noncontrolling interest	—	—	—	—	—	(64,110)	—	(64,110)	233	(63,877)
Other comprehensive loss	—	—	—	—	—	—	(351)	(351)	-	(351)
Bluegreen purchase and retirement of common stock	—	—	—	—	(1,167)	—	—	(1,167)	(10,574)	(11,741)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(923)	(923)
Accretion of redeemable noncontrolling interest	—	—	—	—	—	(1,247)	—	(1,247)	—	(1,247)
Conversion of common stock from Class B to Class A	27	(27)	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	5,675	—	—	5,675	—	5,675
Balance, June 30, 2020	15,133	3,165	$151	32	158,015	329,194	1,203	488,595	79,011	567,606

See Notes to Condensed Consolidated Financial Statements - Unaudited

BBX Capital Corporation
Condensed Consolidated Statements of Cash Flows - Unaudited
(In thousands)

	For the Six Months Ended June 30,
	2020	2019
Operating activities:
Net loss	$(67,466)	(2,986)
Adjustment to reconcile net loss to net cash
(used in) provided by operating activities:
Recoveries from loan losses, net	(5,037)	(2,385)
Provision for notes receivable allowances	32,199	23,702
Depreciation, amortization and accretion, net	13,632	13,691
Share-based compensation expense	5,675	6,210
Net losses (gains) on sales of real estate and property and equipment	77	(12,960)
Equity earnings of unconsolidated real estate joint ventures	(696)	(8,742)
Return on investment in unconsolidated real estate joint ventures	3,991	8,277
Decrease in deferred income tax	(2,070)	(5,214)
Impairment losses	31,588	2,756
Interest accretion on redeemable 5% cumulative preferred stock	—	420
Decrease (increase) in notes receivable	12,137	(24,905)
Increase in VOI inventory	(3,333)	(8,071)
Decrease (increase) in trade inventory	2,342	(3,213)
Increase in real estate inventory	(316)	(2,657)
Net change in operating lease asset and operating lease liability	(364)	1,185
Decrease (increase) in other assets	11,390	(4,532)
(Decrease) increase in other liabilities	(49,763)	21,718
Net cash (used in) provided by operating activities	(16,014)	2,294
Investing activities:
Return of investment in unconsolidated real estate joint ventures	748	14,059
Investments in unconsolidated real estate joint ventures	(12,664)	(13,944)
Proceeds from repayment of loans receivable	5,260	2,492
Proceeds from sales of real estate	—	18,966
Proceeds from sales of property and equipment	131	13,544
Additions to real estate	(59)	(474)
Purchases of property and equipment	(8,157)	(18,244)
Decrease in cash from other investing activities	(145)	(64)
Net cash (used in) provided by investing activities	(14,886)	16,335
		(Continued)

BBX Capital Corporation
Condensed Consolidated Statements of Cash Flows - Unaudited
(In thousands)

	For the Six Months Ended June 30,
	2020	2019
Financing activities:
Repayments of notes payable and other borrowings	(123,547)	(117,882)
Proceeds from notes payable and other borrowings	135,480	66,224
Payments for debt issuance costs	(591)	(149)
Payments of interest of redeemable 5% cumulative preferred stock	—	(250)
Purchase and retirement of Class A common stock	—	(1,883)
Purchase and retirement of subsidiary common stock	(11,741)	—
Dividends paid on common stock	(1,144)	(2,099)
Distributions to noncontrolling interests	(923)	(2,443)
Net cash used in financing activities	(2,466)	(58,482)
Decrease in cash, cash equivalents and restricted cash	(33,366)	(39,853)
Cash, cash equivalents and restricted cash at beginning of period	406,870	421,097
Cash, cash equivalents and restricted cash at end of period	$373,504	381,244

Supplemental cash flow information:
Interest paid on borrowings, net of amounts capitalized	$18,394	19,724
Income taxes paid	259	9,840
Supplementary disclosure of non-cash investing and financing activities:
Construction funds receivable transferred to real estate	—	9,183
Operating lease assets recognized upon adoption of ASC 842	—	113,183
Operating lease liabilities recognized upon adoption of ASC 842	—	123,240
Operating lease assets obtained in exchange for new operating lease liabilities	7,023	20,791
Increase in other assets upon issuance of Community Development District Bonds	827	8,110
Assumption of Community Development District Bonds by homebuilders	1,987	1,035
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	348,045	332,871
Restricted cash	25,459	48,373
Total cash, cash equivalents, and restricted cash	$373,504	381,244

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

BBX Capital has two classes of common stock. Holders of the Class A common stock are entitled to one vote per share, which in the aggregate represents 22% of the combined voting power of the Class A common stock and the Class B common stock. Class B common stock represents the remaining 78% of the combined vote. The percentage of total common equity represented by Class A and Class B common stock was 83% and 17%, respectively, at June 30, 2020. Class B common stock is convertible into Class A common stock on a share for share basis at any time at the option of the holder.

Proposed Spin-Off

In June 2020, BBX Capital announced its intention to spin off its subsidiary, BBX Capital Florida LLC (“New BBX Capital”), in order to separate the business, activities, and investments of the Company into two separate, publicly-traded companies: (i) BBX Capital, which will continue to hold its investment in Bluegreen Vacations Corporation (“Bluegreen”), and (ii) New BBX Capital, which will continue to hold or will hold at the time of the spin-off all of the Company’s other businesses and investments, including BBX Capital Real Estate LLC (“BBX Capital Real Estate” or “BBXRE”), BBX Sweet Holdings, LLC (“BBX Sweet Holdings”), and Renin Holdings, LLC (“Renin”). Subsequent to the spin-off, BBX Capital will cease to have any ownership interest in New BBX Capital and will become solely a holding company for Bluegreen.

In connection with the spin-off, BBX Capital intends to change its name to “Bluegreen Vacations Holding Corporation” and for New BBX Capital to assume the name “BBX Capital Corporation.” In addition, BBX Capital will in connection with the spin-off issue a $75.0 million note payable to New BBX Capital that will accrue interest at a rate of 6% per annum and require payments of interest on a quarterly basis. Under the expected terms of the note, BBX Capital will have the option in its discretion to defer payments under the note, with amounts deferred to accrue interest at a cumulative, compounded rate of 8% per annum, and all outstanding amounts will become due and payable in five years or earlier upon certain other events. In connection with the spin-off, BBX Capital will also make cash contributions to New BBX Capital, and it is currently expected that, following the spin-off, BBX Capital will hold approximately $25.0 million in cash and cash equivalents (not including the cash and cash equivalents held by Bluegreen).

Completion of the spin-off is subject to a number of conditions, including, without limitation, approval of the spin-off in the contemplated manner by BBX Capital’s shareholders, final approval of BBX Capital’s Board of Directors, and the effectiveness of a Registration Statement on Form 10 filed by New BBX Capital with the Securities and Exchange Commission (“SEC”). BBX Capital intends to hold a special meeting of its shareholders for the purpose of approving the spin-off and BBX Capital’s contemplated name change. Notwithstanding any approval of the spin-off by the BBX Capital’s shareholders or the satisfaction of any of the other closing conditions, BBX Capital may, in the sole discretion of its Board of Directors, abandon the spin-off at any time prior to its consummation.

Other Organizational Matters

In June 2020, BBX Capital adopted a shareholder rights plan in light of the ongoing novel coronavirus disease (“COVID-19”) pandemic, the significant market volatility and uncertainties associated with the pandemic, and the impact on the Company and the market price of BBX Capital’s Class A Common Stock and Class B Common Stock. The shareholder rights plan is similar to plans recently adopted by other public companies in light of the current environment and generally provides a deterrent to any person or group from acquiring 5% or more of BBX Capital’s Class A Common Stock and Class B Common Stock without the prior approval of BBX Capital’s Board of Directors.

In July 2020, BBX Capital effected a one-for-five reverse split of its Class A Common Stock and Class B Common Stock. In connection with the reverse stock split, the number of authorized shares of the Company’s Class A Common Stock was reduced from 150,000,000 shares to 30,000,000 shares, and the number of authorized shares of the Company’s Class B Common Stock was reduced from 20,000,000 shares to 4,000,000. Further, the shares authorized for issuance under BBX Capital’s Amended and Restated 2014 Incentive Plan, as amended (the “Plan”), and the underlying outstanding restricted stock awards previously granted under the Plan were ratably reduced in connection with the reverse stock split. The share and per share amounts included in this report, including the accompanying unaudited condensed consolidated financial statements, have been retroactively adjusted to reflect the one-for-five reverse stock split as if it had occurred as of the earliest period presented.

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

Financial statements prepared in conformity with GAAP require the Company to make estimates based on assumptions about current and, for some estimates, future economic and market conditions which affect reported amounts and related disclosures in the Company’s financial statements. Due to the unprecedented impact and current and potential future impact of the ongoing COVID-19 pandemic, which is discussed in more detail throughout this report, actual conditions could differ from the Company’s expectations and estimates, which could materially affect the Company’s results of operations and financial condition. The severity, magnitude, and duration, as well as the economic consequences, of the COVID-19 pandemic, are uncertain, rapidly changing, and difficult to predict. As a result, the Company’s accounting estimates and assumptions may change over time in response to COVID-19. Such changes could result in, among other adjustments, future impairments of goodwill, intangibles, and long-lived assets, inventory reserves, and incremental changes in the Company’s allowance for loan losses.

In management’s opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which include normal recurring adjustments, that are necessary for a fair statement of the condensed consolidated financial condition of the Company at June 30, 2020; the condensed consolidated results of operations and comprehensive income of the Company for the three and six months ended June 30, 2020 and 2019; the condensed consolidated changes in equity of the Company for the three and six months ended June 30, 2020 and 2019; and the condensed consolidated cash flows of the Company for the six months ended June 30, 2020 and 2019. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or any other future period.

These unaudited condensed consolidated financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report”) filed with the SEC on March 13, 2020.

The condensed consolidated financial statements include the accounts of BBX Capital’s wholly-owned subsidiaries, other entities in which BBX Capital or its wholly-owned subsidiaries hold controlling financial interests, and any VIEs in which BBX Capital or one of its consolidated subsidiaries is deemed the primary beneficiary of the VIE. All significant inter-company accounts and transactions have been eliminated in consolidation.

Certain amounts for prior periods have been reclassified to conform to the presentation for the current period. The reclassifications did not have a material impact on the Company’s condensed consolidated statements of operations and comprehensive income or condensed consolidated statements of cash flows.

Principal Investments

The Company’s principal investments are Bluegreen, BBX Capital Real Estate, BBX Sweet Holdings, and Renin.

All of the Company’s principal investments have been impacted by the effects of the COVID-19 pandemic as disclosed throughout this report.

Bluegreen

Bluegreen is a leading vacation ownership company that markets and sells VOIs and manages resorts in popular leisure and urban destinations. Bluegreen’s resort network includes 45 Club Resorts (resorts in which owners in the Bluegreen Vacation Club (“Vacation Club”) have the right to use most of the units in connection with their VOI ownership) and 23 Club Associate Resorts (resorts in which owners in Bluegreen’s Vacation Club have the right to use a limited number of units in connection with their VOI ownership). Bluegreen markets, sells, and manages VOIs in resorts, which are primarily located in high-volume, “drive-to” vacation locations, including Orlando, Las Vegas, Myrtle Beach, Charleston and New Orleans, among others. Through its points-based system, the approximately 219,000 owners in Bluegreen’s Vacation Club have the flexibility to stay at units available at its resorts and have access to almost 11,400 other hotels and resorts through partnerships and exchange networks. The resorts in which Bluegreen markets, sells, or manages VOIs were either developed or acquired by Bluegreen or were developed and are owned by third parties. Bluegreen earns fees for providing sales and marketing services to third party developers. Bluegreen also earns fees for providing management services to the Vacation Club and homeowners’ associations (“HOAs”), mortgage servicing, VOI title services, reservation services, and construction design and development services. In addition, Bluegreen provides financing to qualified VOI purchasers, which has historically generated significant interest income.

During the six months ended June 30, 2020, Bluegreen repurchased and retired 1,878,400 shares of its common stock for $11.7 million. As of June 30, 2020, the Company owned approximately 93% of Bluegreen’s common stock.

BBX Capital Real Estate

BBX Capital Real Estate is engaged in the acquisition, development, construction, ownership, financing, and management of real estate and investments in real estate joint ventures, including investments in multifamily rental apartment communities, single-family master-planned for sale housing communities, and commercial properties located primarily in Florida. In addition, BBX Capital Real Estate owns a 50% equity interest in The Altman Companies, LLC (the “Altman Companies”), a developer and manager of multifamily apartment communities, and manages the legacy assets acquired in connection with the Company’s sale of BankAtlantic in 2012, including portfolios of loans receivable, real estate properties, and judgments.

BBX Sweet Holdings

BBX Sweet Holdings is engaged in the ownership and management of operating businesses in the confectionery industry, including IT’SUGAR, Hoffman’s Chocolates, and Las Olas Confections and Snacks. IT’SUGAR is a specialty candy retailer whose products include bulk candy, candy in giant packaging, and novelty items. Hoffman’s Chocolates is a retailer of gourmet chocolates with retail locations in South Florida, and Las Olas Confections and Snacks is a manufacturer and wholesaler of chocolate and other confectionery products.

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

Impact of the COVID-19 Pandemic

The COVID-19 pandemic has caused, and continues to cause, an unprecedented disruption in the U.S. and global economies and the industries in which the Company operates due to, among other things, government ordered “shelter in place” and “stay at home” orders and advisories, travel restrictions, and restrictions on business operations, including government guidance with respect to travel, public accommodations, social gatherings, and related matters. The disruptions arising from the pandemic and the reaction of the general public had a significant adverse impact on the Company's financial condition and operations during the three and six months ended June 30, 2020. The duration and severity of the pandemic and related disruptions, as well as the adverse impact on economic and market conditions, are uncertain; however, given the nature of these circumstances, the adverse impact of the pandemic on the Company’s consolidated results of operations, cash flows, and financial condition in 2020 has been, and is expected to continue to be, material. Furthermore, although the duration and severity of the effects of the pandemic are uncertain, demand for many of the Company’s products and services may remain weak for a significant length of time, and the Company cannot predict if or when the industries in which the Company operates will return to pre-pandemic levels.

Although the impact of the COVID-19 pandemic on the Company’s principal investments and management’s efforts to mitigate the effects of the pandemic has varied, as described in further detail below, BBX Capital and its subsidiaries have sought to take steps to manage expenses through cost saving initiatives and reductions in employee head count and actions to increase liquidity and strengthen the Company’s financial position, including maintaining availability under lines of credit, reducing planned capital expenditures, and in the case of BBX Capital and Bluegreen, suspending the payment of regular quarterly dividends. As of June 30, 2020, the Company’s consolidated cash balances were $348.0 million, including $138.6 million held directly by BBX Capital and its subsidiaries other than Bluegreen.

The following is a summary of the current and estimated impacts of the COVID-19 pandemic on the Company’s principal investments:

Bluegreen

On March 23, 2020, Bluegreen temporarily closed all of its VOI sales centers; its retail marketing operations at Bass Pro Shops and Cabela’s stores and outlet malls; and its Choice Hotels call transfer program. In connection with these actions Bluegreen also canceled existing owner reservations through May 15, 2020 and new prospect guest tours through June 30, 2020. Further, some of Bluegreen’s Club and Club Associate Resorts were closed in accordance with government mandates and advisories. Beginning mid-May 2020, Bluegreen started the process of recommencing its sales and marketing operations and its closed resorts began to welcome guests as government mandates were lifted. By June 30, 2020, 64 Bass Pro Shops and Cabela’s stores (out of the 89 that were open in March 2020) were open, Bluegreen had reactivated its Choice Hotels call transfer program, virtually all of its resorts were open, and 21 of its 26 VOI sales centers were open for sales to existing owners and one sale center was selling to new prospects. As of July 31, 2020, 23 VOI sales centers were open for existing owners, 17 of which were open for sales to new prospects. System-wide sales of VOIs were $30.9 million in July 2020. In addition, as of July 31, 2020 Bluegreen was marketing vacation packages at 85 Bass Pro and Cabela’s stores. However, increased COVID-19 cases in certain markets in July resulted in a increases in cancelations of marketing guest stays (and consequently, new owner prospects), and it is impossible to predict whether this trend will continue or worsen or the extent of the adverse impact this may have on Bluegreen.

As a result of the effect of the pandemic, Bluegreen implemented several cost mitigating activities beginning in March 2020, including reductions in workforce of over 1,600 positions and the placement of another approximate 3,200 of it associates on temporary furlough or reduced work hours. As of June 30, 2020, approximately 2,300 associates had returned to work on a full-time basis. In July 2020, approximately 600 additional associates returned to work on a full-time basis for a total of approximately 4,250 full-time associates as of July 31, 2020 compared to approximately 6,050 full-time associates as of July 31, 2019. However, as a result of the slowdown discussed above or otherwise, additional employees may be terminated or furloughed in the future. As a result of the effect of the COVID-19 pandemic, during the three and six months ended June 30, 2020, Bluegreen incurred $2.2 million and $6.7 million in severance, respectively, and $10.7 million and $11.6 million, respectively, of payroll and payroll benefit expense relating to employees on temporary furlough or reduced work hours. These payments and expenses are included in selling, general and administrative expenses in the unaudited consolidated statement of operations for the three and six months ended June 30, 2020. Also, in March 2020, Bluegreen drew down $60 million under its lines-of-credit and pledged or sold receivables under its various receivable backed facilities to increase its cash position. In June 2020, Bluegreen repaid $40 million under its syndicated line-of-credit and amended the agreements to modify the definition of certain customary covenants. Bluegreen also suspended its regular quarterly cash dividends on its common stock. As of June 30, 2020, Bluegreen’s unrestricted cash balance was $209.4 million.

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

BBX Capital Real Estate

Although BBXRE has not to date been as significantly impacted by the COVID-19 pandemic as Bluegreen and BBX Sweet Holdings, the effects of the pandemic have impacted BBXRE’s operations and are expected to impact its operating results and financial position for the year ended December 31, 2020. Recent construction activities have continued at BBXRE’s existing projects, and following some disruptions in March and April 2020, sales at BBXRE’s single-family home developments generally returned to pre-pandemic levels. However, the effects of the pandemic, including increased unemployment and economic uncertainty, as well as recent increases in the number of COVID-19 cases in Florida and throughout the United States, have impacted rental activities at BBXRE’s multifamily apartment developments. In addition, the effects of the pandemic, including the impact on general economic conditions and real estate and credit markets, have increased uncertainty relating to the expected timing and pricing of future sales of multifamily apartment developments, single-family homes, and developed lots at BBXRE’s Beacon Lake Community, as well as the timing and financing of new multifamily apartment developments.

While the Company expects that the impact of the COVID-19 pandemic will adversely affect BBXRE’s operating results and financial condition for the year ended December 31, 2020, particularly with respect to the expected timing of sales, the Company evaluated various factors, including asset-specific factors, overall economic and market conditions, and the excess of the expected profits associated with such assets in relation to their carrying amounts, and concluded that, except as discussed below, there had not been a significant decline in the fair value of most of BBXRE’s real estate assets as of June 30, 2020 that should be recognized as an impairment loss. As part of this evaluation, the Company considered the sales at its single-family home developments (which remain at or near pre-pandemic levels), continued collection of rent at its multifamily apartment developments, and indications that there has not to date been a significant decline in sales prices for single family homes or an increase in capitalization rates for multifamily apartment communities. However, the Company recognized $2.7 million of impairment losses during the six months ended June 30, 2020 primarily related to a decline in the estimated fair values of certain of BBXRE’s investments in joint ventures, including i) a joint venture that is developing an office tower, as the market for office space has been more significantly impacted by the pandemic compared to the single family and multifamily markets in which BBXRE primarily invests, and ii) a joint venture invested in a multifamily apartment community in which BBXRE purchased its interest following the stabilization of the underlying asset at a purchase price calculated based on assumptions related to the timing and pricing of the sale of the asset, both of which have been impacted by the pandemic.

There is no assurance that the real estate market will not be materially adversely impacted by the pandemic or otherwise, that the sales prices of single-family homes will not materially decline, that rents will be paid when due or at all, or that market rents will not materially decline. While government efforts to delay or forestall evictions and the availability of judicial remedies have not to date materially impacted BBXRE’s operations, they may in the future have an adverse impact on both market values and BBXRE’s operating results. Further, the effects of the pandemic may impact the costs of operating BBXRE’s real estate assets, including, but not limited to, an increase in property insurance costs indicated by recent quotes of insurance costs that are higher than pre-pandemic levels, which could also have an adverse impact on market values and BBXRE’s operating results. BBXRE will continue to monitor economic and market conditions and may recognize further impairment losses in future periods as a result of various factors, including, but not limited to, material declines in overall real estate values, sales prices for single family homes, and/or rental rates for multifamily apartments.

The Altman Companies and Related Investments

To date, the COVID-19 pandemic has not significantly impacted construction activities which remain ongoing at the existing projects sponsored by the Altman Companies, and as a result, the Altman Companies continues to generate development and general contractor fees from such projects. In addition, the Altman Companies had collected in excess of 95% of the rents at the multifamily apartment communities under its management through July 2020, although initial collections of August 2020 rent were slower than in prior months. With respect to its leasing activities, while leasing was conducted virtually during March through May 2020, the Altman Companies has reopened its leasing offices for visits by appointment. However, as a result of the effects of the pandemic, the Altman Companies has experienced a decline in tenant demand and in the volume of new leases at certain of its communities, which has resulted in an increase in concessions offered to prospective and renewing tenants in an effort to maintain occupancy at its stabilized communities or increase occupancy at its communities under development. Further, some jurisdictions have imposed moratoriums on evictions.

The impact of the COVID-19 pandemic on the economy remains uncertain, and the effects of the pandemic, including a prolonged economic downturn, high unemployment, the expiration of or a decrease in government benefits to individuals, and government-mandated moratoriums on tenant evictions, could ultimately have a longer term and more significant impact on rental rates, occupancy levels, and rent collections, including an increase in tenant delinquencies and/or requests for rent abatements. These effects would impact the amount of rental revenues generated from the multifamily apartment communities sponsored and managed by the Altman Companies, the extent of management fees earned by the Altman Companies, and the ability of the related joint ventures to stabilize and successfully sell such communities. Furthermore, a decline in rental revenues at developments sponsored by the Altman Companies could require it, as the sponsor and managing member, to fund operating shortfalls in certain circumstances.

Further, while there are indications that that capitalization rates for multifamily apartment communities similar to those sponsored and managed by the Altman Companies have largely remained steady, the impact of the COVID-19 pandemic on economic conditions in general, including the uncertainty regarding the severity and duration of such impact, has adversely impacted the level of real estate sales activity and overall credit markets and may ultimately have a significant adverse impact on capitalization rates and real estate values in future periods, particularly if there is a prolonged economic downturn.

If there is a significant adverse impact on real estate values as a result of lower rental revenues, higher capitalization rates, or otherwise, the joint ventures sponsored by the Altman Companies may be unable to sell their respective multifamily apartment developments within the time frames previously anticipated and/or for the previously forecasted sales prices, if at all, which may impact the profits expected to be earned by BBXRE from its investment in the managing member of such projects and could result in the recognition of impairment losses related to BBXRE’s investment in such projects. Furthermore, the Altman Companies may be unable to close on the equity and/or debt financing necessary to commence the construction of new projects, including the development of Altis at Lake Willis, which could result in increased operating losses at the Altman Companies due to a decline in development, general contractor, and management fees, the recognition of impairment losses by BBXRE and/or the Altman Companies related to their current investments in predevelopment expenditures and land acquired for development, and the recognition of impairment losses related to BBXRE’s overall investment in the Altman Companies, as the profitability and value of the Altman Companies is directly correlated with its ability to source new development opportunities.

Beacon Lake Master Planned Development

Following the initial outbreak of COVID-19 in March 2020, homebuilders at the Beacon Lake Community experienced a decline in the volume of sales traffic and home sales and requested extensions of their existing agreements for the purchase of additional developed lots from BBXRE, and BBXRE agreed to such extensions. Subsequently, sales activity significantly increased in May 2020 and generally returned to pre-pandemic levels in June and July 2020. Accordingly, BBXRE currently expects the remaining sale of developed lots to occur pursuant to the modified takedown schedules under its purchase agreements with homebuilders. However, there is no assurance that this will be the case, and the effects of the COVID-19 pandemic on the economy and demand for single-family housing remain uncertain and could result in further requests by homebuilders to extend the timing of their purchase of developed lots and/or failure of the homebuilders to meet their obligations under these contracts. In addition, a decline in home prices as a result of the economic impacts associated with the COVID-19 pandemic could result in a decrease in contingent revenues expected to be earned by BBXRE in connection with sales of homes by homebuilders on developed lots previously sold to them, as well as a decrease in the expected sales prices for the unsold lots comprising the remainder of the Beacon Lakes Community. Although BBXRE is not currently expecting a significant decrease in the sales prices or fair value of its unsold lots, a significant decline in the demand and pricing for single-family homes could result in the recognition of impairment losses in future periods.

BBX Sweet Holdings

In March 2020, as a result of various factors, including government-mandated closures and CDC and WHO advisories in connection with the COVID-19 pandemic, IT’SUGAR closed all of its retail locations and furloughed all store employees and the majority of its corporate employees. During the three months ended June 30, 2020, IT’SUGAR reopened 85 of its retail locations (out of approximately 100 locations that were open prior to the pandemic) as part of a phased reopening plan, and as part of this plan, it implemented revised store floor plans, increased sanitation protocols, and began recalling furloughed store and corporate employees to full or part-time employment. Subsequent to June 30, 2020, IT’SUGAR reopened an additional 11 of its retail locations but was required to close 4 previously reopened retail locations as a result of various governments reimplementing mandated closures. In addition, on a daily basis, IT’SUGAR has had to temporarily close 4-6 locations due to staffing shortages. Sales at IT’SUGAR’s retail locations that were open as of June 30, 2020 declined during the second quarter of 2020 by approximately 48% as compared to the comparable period in 2019, and sales at its locations that were open as of July 31, 2020 declined by approximately 43% during July 2020 as compared to the comparable period in 2019. There is no assurance that sales volumes will improve or will not further decline, as the duration and severity of the COVID-19 pandemic and its effects on demand and future sales levels, including a recessionary economic environment and the potential impact of the pandemic on consumer behavior, remain uncertain. In addition, IT’SUGAR may close additional previously reopened locations as a result of various factors, including governments reimplementing mandated closures, continued staffing shortages, or insufficient sales volumes. Further, there is uncertainty as to when IT’SUGAR will be able to reopen locations that have remained closed since March 2020 or that were subsequently closed following their initial reopening.

As a result of the closure of its retail locations, IT’SUGAR ceased paying rent to the landlords of such locations in April 2020 and has been engaged in negotiations with its landlords for rent abatements, deferrals, and other modifications for the period of time that the locations were or have been closed and the period of time that the locations are opened and operating under conditions which are affected by the pandemic. Accordingly, as of June 30, 2020, IT’SUGAR had accrued and unpaid current rental obligations of $4.5 million, which are included in other liabilities in the Company’s condensed consolidated statement of financial condition, and had received default notices from landlords in relation to 28 of its locations. While IT’SUGAR had executed lease amendments in relation to 16 of its retail locations as of June 30, 2020 and an additional 5 of its retail locations subsequent to June 30, 2020, it remains involved in ongoing and active negotiations with most of its landlords and has only paid a portion of July 2020 rent for most of its locations (including many locations for which IT’SUGAR had previously executed lease amendments related to rent concessions for April through June 2020). In connection with these negotiations, IT’SUGAR’s landlords have in some cases indicated that they might provide additional relief if IT’SUGAR opened additional locations at certain of the landlords’ other retail locations. The terms of the executed lease amendments vary and include a combination of rent abatements and deferrals. For amendments that provide for the deferral of rent, the repayment terms generally contemplate a repayment period during the remainder of 2020 and through the end of 2021. Certain amendments also provide for the payment of rent based on a percentage of sales volumes for a period of one year to two years in lieu of previously scheduled fixed and variable lease costs under the terms of the existing leases. However, there is no assurance that IT’SUGAR will be able to execute agreements with the landlords of its remaining locations relating to rents for the months of April through June 2020 or, if necessary, with all of its landlords relating to rents for the remaining months of 2020. Furthermore, due to the uncertainty related to IT’SUGAR’s business as a result of the pandemic, including the potential impact on sales volumes and the possibility of additional closures of its retail locations, there is no assurance that it will be in a position to meet its obligations under the terms of lease agreements and amendments that have been executed or are otherwise being negotiated. Further, there is no assurance that the terms of lease amendments that have been executed or are being negotiated will provide sufficient relief for IT’SUGAR to stabilize and maintain its full operations. If IT’SUGAR’s negotiations with its landlords are not successful and its failure to pay rent constitutes an event of default under the applicable lease agreements, IT’SUGAR’s landlords may also pursue remedies available to them pursuant to such agreements, which may include the acceleration of liabilities under the lease agreements and the initiation of eviction proceedings.

The effects of the COVID-19 pandemic on demand, sales levels, and consumer behavior, as well as the current recessionary economic environment, have had and could continue to have a material adverse effect on IT’SUGAR’s business, results of operations, and financial condition. As a result of the impact of the pandemic on IT’SUGAR’s business, including the above mentioned decline in sales volumes as a result of the prolonged closure of its retail locations, decrease in customer traffic in its stores, and the impact of the pandemic on demand and consumer behavior, IT’SUGAR does not believe that it will have sufficient liquidity to continue its operations if it is unable to obtain significant rent abatements or deferrals from its landlords and amended payment terms from its vendors and its sales volumes do not recover and stabilize in a reasonable period of time. Further, based on its current estimates, IT’SUGAR expects that it will require additional funding or capital in 2020 in order to maintain its operations and is engaged in efforts to obtain additional funding from BBX Capital or other outside investors. If IT’SUGAR is unable to successfully negotiate with its landlords and vendors, its sales volumes do not recover, and it is unable to obtain additional funding or capital, IT’SUGAR would need to consider pursuing a formal or informal restructuring.

As a result of the above factors, the Company recognized $25.3 million of impairment losses related to IT’SUGAR’s goodwill and long-lived assets during the six months ended June 30, 2020, including the recognition of a goodwill impairment loss of $20.3 million during the three months ended March 31, 2020 based on a decline in the estimated fair value of IT’SUGAR to $27.3 million as of March 31, 2020. With respect to the decline in the estimated fair value of IT’SUGAR as of March 31, 2020 as compared to December 31, 2019, the Company’s estimated future cash flows reflected the impact of the temporary closure of IT’SUGAR’s retail locations commencing in March 2020 and the liabilities incurred by IT’SUGAR during the shutdown and considered scenarios in which IT’SUGAR’s business would stabilize following a phased reopening of its retail locations. The Company’s estimated discount rate applicable to IT’SUGAR’s cash flows was also increased to reflect, among other things, changes in market conditions, the uncertainty of the duration and severity of the economic downturn, uncertainty related to the retail environment and consumer behavior, uncertainty related to IT’SUGAR’s ability to stabilize its operations and implement its long-term strategies for its business, and the deterioration in IT’SUGAR’s financial condition as a result of the effects of the COVID-19 pandemic, including its lack of sufficient liquidity for its operations during 2020. As of June 30, 2020, the carrying amount of the IT’SUGAR reporting unit had declined to $18.9 million, which included goodwill of $14.9 million and debt payable to a subsidiary of BBXRE, as described in Note 9, primarily as a result of operating losses incurred during the three months ended June 30, 2020. As a result of various factors, including IT’SUGAR’s sales volumes in June and July 2020 being lower than those estimated in the Company’s valuation of IT’SUGAR as of March 31, 2020 and an expectation that the stabilization of IT’SUGAR’s operations will take longer than previously anticipated, the Company updated its estimate of the fair value of IT’SUGAR as of June 30, 2020 to reflect its updated expectations regarding the stabilization of IT’SUGAR’s operations and concluded that no additional impairment loss related to IT’SUGAR’s goodwill was required to be recognized as of June 30, 2020.

The Company’s assessment of IT’SUGAR’s assets for impairment required the Company to make estimates based on facts and circumstances as of each reporting date and assumptions about current and future economic and market conditions. These assumptions included the stabilization of IT’SUGAR following a phased reopening of its retail locations in 2020 and its ability to access and operate in its retail locations in spite of ongoing negotiations with the landlords of these locations related to unpaid rents. In addition, the Company’s estimates assumed that there would not be a material permanent decline in the demand for IT’SUGAR’s products and that IT’SUGAR will ultimately in the future return to its full operations and implement its long-term strategy to reinvest in and grow its business. However, as the severity, magnitude, and duration, as well as the economic consequences, of the COVID-19 pandemic, are uncertain, rapidly changing, and difficult to predict, these estimates and assumptions may change over time, which may result in the recognition of additional impairment losses related to IT’SUGAR’s assets that would be material to the Company’s financial statements, as well as the recognition of restructuring charges. Changes in assumptions that could materially impact the Company’s estimates related to IT’SUGAR that could result in the recognition of impairment losses in future periods include, but are not limited to, a material permanent decline in demand for IT’SUGAR’s products, IT’SUGAR abandoning its long-term strategy to reinvest and grow its business as a result of changes in consumer demand, IT’SUGAR pursuing a formal or informal restructuring, retail locations not reopening pursuant to IT’SUGAR’s phased reopening plan, significant additional closures following the initial reopening of locations, and landlords of IT’SUGAR’s retail locations limiting operations in leased locations through eviction proceedings as a result of unpaid or disputed rent payments.

See Note 8 for additional information with respect to the recognition of impairment losses related to IT’SUGAR.

In addition to the material adverse impact of the COVID-19 pandemic on IT’SUGAR’s operations, BBX Sweet Holdings’ other operations have also been adversely impacted by the pandemic. In March 2020, Hoffman’s Chocolates closed all of its retail locations to customer traffic and limited sales to curbside pickup (where allowable by government mandates) and online customers. During the three months ended June 30, 2020, it reopened all of its locations and achieved sales volumes at approximately 70% of pre-pandemic levels (as compared to the comparable period in 2019). In addition, while Las Olas Confections and Snacks’ manufacturing and distribution processes were not materially impacted by the pandemic, its sales during the three months ended June 30, 2020 were approximately 51% of pre-pandemic levels (as compared to the comparable period in 2019). Hoffman’s Chocolates and Las Olas Confections and Snacks have also been engaged in negotiations with the landlords of their respective retail and manufacturing locations for rent abatements, deferrals, and other modifications. As of June 30, 2020, Hoffman’s Chocolates and Las Olas Confections and Snacks had accrued and unpaid current rental obligations of $0.3 million, which are included in other liabilities in the Company’s condensed consolidated statement of financial condition, and they had executed lease amendments with respect to 4 of such locations, including Las Olas Confections and Snacks’ manufacturing facility in Orlando, Florida. Subsequent to June 30, 2020, Hoffman’s Chocolates executed lease amendments with respect to an additional 2 of its retail locations. Similar to IT’SUGAR, there is no assurance that the sales volumes of these businesses will improve, and they may be required to close previously reopened locations as a result of governments reimplementing mandated closures or otherwise. Furthermore, there is no assurance that Hoffman’s Chocolates will be able to execute lease amendments with the landlords of its remaining locations, and due to the uncertainty related to these businesses as a result of the pandemic, there is no assurance they will be in position to meet their obligations under the terms of lease agreements and amendments that have been executed or are otherwise being negotiated.

Renin

Renin has not to date been significantly impacted by the COVID-19 pandemic, and it has continued to operate both of its manufacturing and distribution facilities, source various products and raw materials from China and Vietnam, and sell its products through various channels. Although Renin has experienced a decline in sales to certain customers as a result of concerns related to the pandemic, these declines have been offset by an increase in sales through its retail and commercial channels.

Although Renin’s operations have not to date been significantly impacted by the pandemic, the effects of the pandemic, including a recessionary economic environment, could have a significant adverse impact on Renin’s results of operations and financial condition in future periods, particularly if an economic downturn is prolonged in nature and impacts consumer demand or the effects of the pandemic result in material disruptions in the supply chains for its products and raw materials. Further, while Renin has begun to diversify its supply chain and transfer the assembly of certain products from foreign suppliers to its own manufacturing facilities, Renin continues to source products and raw materials from China. As a result, disruptions in its supply chain from China as a result of various factors, including increased tariffs or closures in the supply chain, could impact Renin’s cost of product and ability to meet customer demand.

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

Pursuant to this FASB guidance, the Company has elected to account for lease concessions related to the effects of the COVID-19 pandemic as if the rights and obligations related to such concessions existed in the related lease agreements. Accordingly, if a concession does not result in a substantial increase in the rights of the lessor or the Company’s obligations as the lessee, the Company will elect to not account for the concession as a modification and will not remeasure the lease liability and right-of-use asset for such leases. If rent is deferred pursuant to a concession, such rents will be accrued pursuant to the existing terms of the lease, and the related liability will be relieved when the rental payment is made to the landlord pursuant to the terms of the concession. If rent is abated pursuant to a concession, the Company’s rent expense will be decreased by the amount of the abated rental payment in the period in which the payment was otherwise due pursuant to the existing terms of the lease.

As of June 30, 2020, the Company had executed 19 agreements related to lease concessions associated with the COVID-19 pandemic, which included a combination of rent deferrals and abatements. Under the terms of such agreements, rent payments subject to deferral are generally required to be paid between 1-42 months following the execution of the agreements based on the payment schedules specified in such agreements. The Company accounted for 5 of these agreements as modifications and remeasured the related lease liabilities as the concessions extended the lease terms and increased the Company’s overall obligations under the related lease agreements. The Company did not account for the remaining 14 agreements as modifications as the concessions did not result in a substantial increase in the rights of the lessor or the obligations of the Company as the lessee. Under these agreements, deferrals and abatements of rental payments were $394,000 and $583,000, respectively, for the three months ended June 30, 2020, which included deferrals and abatements of $350,000 and $507,000, respectively, of payments under agreements that were not accounted for as modifications. As noted above, certain of the Company’s subsidiaries, including IT’SUGAR and Hoffman’s Chocolates, are not in compliance with the terms of their lease agreements with respect to rents, including rents for July 2020, and remain in negotiations with the landlords of their retail locations for lease concessions for which agreements have not yet been reached, and there is no assurance that agreements for concessions will be reached on acceptable terms or at all. Although rent in many cases remains accrued and unpaid, the Company has continued to recognize lease costs related to such leases pursuant to the existing terms of such leases.

Future Adoption of Recently Issued Accounting Pronouncements

The FASB has issued the following accounting pronouncements and guidance relevant to the Company’s operations which had not been adopted by the Company as of June 30, 2020:

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

ASU No. 2020-04 Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This standard provides relief for companies preparing for discontinuation of LIBOR in response to the Financial Conduct Authority (the regulatory authority over LIBOR) plan for a phase out of regulatory oversight of LIBOR interest rate indices after 2021 to allow for an orderly transition to an alternate reference rate. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to LIBOR for promissory notes or other contracts that are currently indexed to LIBOR. The ARRC has proposed a market transition plan to SOFR from LIBOR, and organizations are currently working on transition plans as it relates to derivatives and cash markets exposed to LIBOR. The Company currently has $85.5 million of LIBOR indexed receivable-backed notes payable and lines of credit,

$183.2 million of LIBOR indexed lines of credit and notes payable (which are not receivable-backed) that mature after 2021, and $177.1 million of LIBOR indexed junior subordinated debentures. Although companies can apply this standard immediately, the guidance will only be available for a limited time, generally through December 31, 2022. The Company is currently evaluating the potential impact that the eventual replacement of the LIBOR benchmark interest rate could have on its results of operations, liquidity and consolidated financial statements and the related impact that this standard may have on its consolidated financial statements.

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

In these securitizations, Bluegreen generally retains a portion of the securities and continues to service the securitized notes receivable. Under these arrangements, the cash payments received from obligors on the receivables sold are generally applied monthly to pay fees to service providers, make interest and principal payments to investors, and fund required reserves, if any, with the remaining balance of such cash retained by Bluegreen; however, to the extent the portfolio of receivables fails to satisfy specified performance criteria (as may occur due to, among other things, an increase in default rates or credit loss severity) or other trigger events occur, the funds received from obligors are required to be distributed on an accelerated basis to investors. Depending on the circumstances and the transaction, the application of the accelerated payment formula may be permanent or temporary until the trigger event is cured. As of June 30, 2020, Bluegreen was in compliance with all material terms under its securitization transactions, and no trigger events had occurred but, there is no assurance that compliance will be maintained in the future.

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

Under the terms of certain VOI note sales, Bluegreen has the right to repurchase or substitute a limited amount of defaulted notes for new notes at the outstanding principal balance plus accrued interest. Bluegreen’s voluntary repurchases and substitutions of defaulted notes for the six months ended June 30, 2020 and 2019 were $7.6 million and $4.5 million, respectively. Bluegreen’s maximum exposure to loss relating to its non-recourse securitization entities is the difference between the outstanding VOI notes receivable and the notes payable, plus cash reserves and any additional residual interest in future cash flows from collateral.

The table below sets forth information regarding the assets and liabilities of Bluegreen’s consolidated VIEs included in the Company’s condensed consolidated statements of financial condition (in thousands):

	June 30,	December 31,
	2020	2019
Restricted cash	$16,372	22,534
Securitized notes receivable, net	288,358	292,590
Receivable backed notes payable - non-recourse	325,206	334,246

The restricted cash and the securitized notes receivable balances disclosed in the table above are restricted to satisfy obligations of the VIEs.

3. Notes Receivable

The table below sets forth information relating to Bluegreen’s notes receivable and related allowance for loan losses (in thousands):

	June 30,	December 31,
	2020	2019
Notes receivable:
VOI notes receivable - non-securitized	$167,638	203,872
VOI notes receivable - securitized	384,223	385,326
Gross notes receivable	551,861	589,198
Allowance for loan losses - non-securitized	(51,764)	(47,894)
Allowance for loan losses - securitized	(95,865)	(92,736)
Allowance for loan losses	(147,629)	(140,630)
Notes receivable, net	$404,232	448,568
Allowance as a % of gross notes receivable	27%	24%

The weighted-average interest rate charged on Bluegreen’s notes receivable was 14.9% as of June 30, 2020 and December 31, 2019. Bluegreen’s VOI notes receivable bear interest at fixed rates and are generally secured by property located in Florida, Missouri, Nevada, South Carolina, Tennessee, and Wisconsin.

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

While it is still too early to realize the full impact of the COVID-19 pandemic on Bluegreen’s default or delinquency rates as of June 30, 2020, Bluegreen believes that the pandemic will have a significant impact on its VOI notes receivable. Accordingly, during the six months ended June 30, 2020, Bluegreen recorded an additional allowance for loan losses of $12.0 million, which includes its estimate of customer defaults as a result of the COVID-19 pandemic based on Bluegreen’s historical experience, forbearance requests received from its customers, and other factors, including, but not limited to, the seasoning of the notes receivable and FICO scores of the customers.

The activity in Bluegreen’s allowance for loan losses on VOI notes receivable was as follows (in thousands):

	For the Six Months Ended
	June 30,
	2020	2019
Balance, beginning of period	$140,630	134,133
Provision for loan losses	32,199	23,072
Write-offs of uncollectible receivables	(25,200)	(23,719)
Balance, end of period	$147,629	133,486

The table below sets forth information relating to Bluegreen’s VOI notes receivable by year of origination, including the FICO score of the borrower at the time of origination and delinquency status, as of June 30, 2020 (in thousands):

	Year of Origination
	2020	2019	2018	2017	2016	2015 and Prior	Total

701+	$29,419	$99,830	$66,310	$43,027	$32,118	$42,784	$313,488
601-700	13,504	50,438	39,403	28,705	26,256	41,312	199,618
<601 (1)	1,266	5,061	3,473	2,358	2,692	4,836	19,686
Other (2)	—	1,728	4,045	3,866	3,156	6,274	19,069
Total by FICO score	$44,189	$157,057	$113,231	$77,956	$64,222	$95,206	$551,861

Defaults	$35	$5,602	7,198	$4,990	$3,941	$3,434	$25,200
Allowance for loan loss	$11,137	$45,863	$31,939	$19,924	$18,662	$20,104	$147,629

Delinquency status:
Current	$43,501	$151,466	$106,788	$72,848	$60,126	$87,203	$521,932
31-60 days	311	1,430	1,117	894	652	723	5,127
61-90 days	197	1,437	1,213	775	683	826	5,131
Over 91 days (2)	180	2,724	4,113	3,439	2,761	6,454	19,671
Total	$44,189	$157,057	$113,231	$77,956	$64,222	$95,206	$551,861

(1)Includes VOI notes receivable attributable to borrowers without a FICO score (who are primarily foreign borrowers).

(2)Includes $12.1 million related to VOI notes receivable that, as of June 30, 2020, had defaulted, but the related VOI note receivable balance had not yet been charged off in accordance with the provisions of certain of Bluegreen’s receivable-backed notes payable transactions. These VOI notes receivable have been reflected in the allowance for loan losses.

The table below sets forth information regarding the percentage of gross notes receivable outstanding by FICO score of the borrower at the time of origination:

	June 30,	December 31,
FICO Score	2020	2019
700+	59.00%	59.00%
601-699	37.00	37.00
<601(1)	4.00	4.00
Total	100.00%	100.00%

(1)Includes VOI notes receivable attributable to borrowers without a FICO score (who are primarily foreign borrowers).

Bluegreen’s notes receivable are carried at amortized cost less an allowance for loan losses. Interest income is suspended, and previously accrued but unpaid interest income is reversed, on all delinquent notes receivable when principal or interest payments are more than 90 days contractually past due and not resumed until such loans are less than 90 days past due. As of June 30, 2020 and December 31, 2019, $19.7 million and $19.3 million, respectively, of Bluegreen’s VOI notes receivable were more than 90 days past due, and accordingly, consistent with Bluegreen’s policy, were not accruing interest income. After approximately 127 days, Bluegreen’s VOI notes receivable are generally written off against the allowance for loan loss. Accrued interest was $4.7 million and $5.3 million as of June 30, 2020 and December 31, 2019, respectively, and is included within other assets in the Company’s condensed consolidated statements of financial condition herein.

The table below sets forth information regarding the delinquency status of Bluegreen’s VOI notes receivable (in thousands):

	June 30,	December 31,
	2020	2019
Current	$521,932	557,849
31-60 days	5,127	6,794
61-90 days	5,131	5,288
> 91 days (1)	19,671	19,267
Total	$551,861	589,198

(1)Includes $12.1 million and $10.6 million of VOI notes receivable as of June 30, 2020 and December 31, 2019, respectively, that, as of such dates, had defaulted but the related VOI note receivable balance had not yet been charged off in accordance with the provisions of certain of Bluegreen’s receivable-backed notes payable transactions. These VOI notes receivable have been included in the allowance for loan losses.

4. Trade Inventory

The Company’s trade inventory consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Raw materials	$3,463	3,048
Paper goods and packaging materials	1,408	1,327
Finished goods	15,630	18,468
Total trade inventory	$20,501	22,843

5. VOI Inventory

Bluegreen’s VOI inventory consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Completed VOI units	$274,622	269,847
Construction-in-progress	—	3,946
Real estate held for future VOI development	75,648	73,144
Total VOI inventory	$350,270	346,937

6. Real Estate

The Company’s real estate (excluding real estate held by Bluegreen) consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Real estate held-for-sale	$11,354	11,297
Real estate held-for-investment	6,022	6,015
Real estate inventory	46,521	48,506
Total real estate	$63,897	65,818

0

7. Investments in and Advances to Unconsolidated Real Estate Joint Ventures

As of June 30, 2020, the Company had equity interests in and advances to unconsolidated real estate joint ventures involved in the development of multifamily rental apartment communities, as well as single-family master planned for sale housing communities. In addition, the Company owns a 50% equity interest in the Altman Companies, a developer and manager of multifamily apartment communities.

Investments in unconsolidated real estate joint ventures are accounted for as unconsolidated VIEs. See Note 2 for information regarding the Company’s investments in consolidated VIEs.

The Company’s investments in and advances to unconsolidated real estate joint ventures consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Altis at Grand Central Capital, LLC	$2,547	$2,653
Altis Promenade Capital, LLC	2,012	2,126
Altis at Bonterra - Hialeah, LLC	598	618
Altis Ludlam - Miami Investor, LLC	9,051	1,081
Altis Suncoast Manager, LLC	765	753
Altis Pembroke Gardens, LLC	312	1,277
Altis Fairways, LLC	1,664	1,880
Altis Wiregrass, LLC	266	1,792
Altis LH-Miami Manager, LLC	829	811
Altis Vineland Pointe Manager, LLC	5,122	4,712
Altis Miramar East/West	2,690	2,631
The Altman Companies, LLC	16,001	14,745
ABBX Guaranty, LLC	3,750	3,750
Sunrise and Bayview Partners, LLC	1,479	1,562
PGA Design Center Holdings, LLC	996	996
CCB Miramar, LLC	7,279	5,999
BBX/Label Chapel Trail Development, LLC	153	1,126
L03/212 Partners, LLC	1,934	2,087
PGA Lender, LLC	2,111	2,111
Sky Cove, LLC	4,053	4,178
All other investments in real estate joint ventures	163	442
Total	$63,775	$57,330

See Note 9 to the Company’s consolidated financial statements included in the 2019 Annual Report for the Company’s accounting policies relating to its investments in unconsolidated real estate joint ventures, including the Company’s analysis and determination that such entities are VIEs in which the Company is not the primary beneficiary.

As of December 31, 2019, BBXRE had invested $1.1 million in the Altis at Ludlam joint venture to acquire land, obtain entitlements, and fund predevelopment costs for a potential multifamily apartment development in Miami, Florida. In June 2020, the joint venture obtained entitlements, closed on development financing, and commenced development of a 312 unit multifamily apartment community with 7,500 square feet of retail space. In connection with the closing, BBXRE received a $0.5 million distribution from the joint venture as a reimbursement of predevelopment costs and invested an additional $8.5 million in the joint venture as a preferred member. Pursuant to the applicable operating agreement for the Altis Ludlam joint venture, distributions from the joint venture are required to be paid to BBXRE as the preferred member until it receives its $8.5 million investment and a preferred return of 11.9% per annum (subject to a minimum payment of $11.9 million). Following such payment, all remaining distributions will be paid to the other members. Further, BBXRE’s preferred interest is required to be redeemed by the joint venture for a cash amount equal to its preferred return and initial investment in December 2023, although the joint venture has the option to extend the redemption for three one year periods, subject to certain conditions.

In March 2020, the Altis at Wiregrass joint venture sold its 392 unit multifamily apartment community in Tampa, Florida. As a result of the sale, BBXRE recognized $0.8 million of equity earnings during the six months ended June 30, 2020 and received approximately $2.3 million of distributions from the venture in April 2020.

Summarized Financial Information of Certain Unconsolidated Real Estate Joint Ventures

The condensed statements of operations for Atlis at Lakeline-Austin Investors LLC for the three and the six months ended June 30, 2020 and 2019 were as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Total revenues	$—	—	—	1,459
Gain on sale of real estate	—	17,150	—	17,150
Other expenses	—	(25)	—	(1,773)
Net earnings	$—	17,125	—	16,836
Equity in net earnings of unconsolidated real estate joint venture - Altis at Lakeline	$—	5,256	—	5,029

The condensed statements of financial condition for Atlis at Lakeline-Austin Investors LLC as of June 30, 2020 and December 2019 were as follows (in thousands):

	June 30,	December 31,
	2020	2019
Assets
Cash	$—	628
Restricted cash	—	5
Real estate	—	—
Other assets	—	144
Total assets	$—	777

Liabilities and Equity
Notes payable	$—	—
Other liabilities	—	—
Total liabilities	—	—
Total equity	—	777
Total liabilities and equity	$—	777

The condensed statements of operations for PGA Design Center Holdings, LLC for the three and the six months ended June 30, 2020 and 2019 were as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Total revenues	$31	—	62	—
Gain on sale of real estate	—	7,212	—	7,212
Other expenses	(1)	(88)	(1)	(183)
Net earnings	$30	7,124	61	7,029
Equity in net earnings of unconsolidated real estate joint venture - PGA Design Center	$12	2,849	24	2,812

The condensed statements of financial condition for PGA Design Center Holdings, LLC as of June 30, 2020 and December 2019 were as follows (in thousands):

	June 30,	December 31,
	2020	2019
Assets
Cash	$1	1
Investment in joint ventures	3,090	3,090
Total assets	$3,091	3,091

Liabilities and Equity
Notes payable	$—	—
Other liabilities	—	—
Total liabilities	—	—
Total equity	3,091	3,091
Total liabilities and equity	$3,091	3,091

8. Impairments

Goodwill

The activity in the balance of the Company’s goodwill was as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Balance, beginning of period	$14,864	37,248	$37,248	37,248
Impairment losses	—	—	(22,384)	—
Balance, end of period	$14,864	37,248	$14,864	37,248

The Company tests goodwill associated with its reporting units for potential impairment on an annual basis as of December 31 or during interim periods if impairment indicators exist. The Company concluded that the effects of the COVID-19 pandemic, including the recessionary economic environment and the impact on certain of the Company’s operations, indicated that it was more likely than not that the fair values of certain of its reporting units with goodwill had declined below the respective carrying amounts of such reporting units as of March 31, 2020. As a result, the Company tested the goodwill associated with such reporting units for impairment by estimating the fair values of the respective reporting units as of March 31, 2020 and recognized goodwill impairment losses of $22.4 million associated with IT’SUGAR and certain of its other reporting units. As of June 30, 2020, the Company’s remaining goodwill balance was comprised of goodwill associated with its IT’SUGAR reporting unit. As described in Note 1, no additional impairment loss related to IT’SUGAR’s goodwill was recognized as of June 30, 2020.

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

In connection with its impairment testing as of March 31, 2020, the Company estimated that the fair value of the IT’SUGAR reporting unit had declined to $27.3 million as of March 31, 2020 and recognized a goodwill impairment loss of $20.3 million during the six months ended June 30, 2020 based on the excess of the carrying amount of the IT’SUGAR reporting unit over its estimated fair value. The Company primarily utilized a discounted cash flow methodology to estimate the fair value of the IT’SUGAR reporting unit and used the relevant market approaches to support the reasonableness of its estimated fair value under the income approach. See Note 1 for additional discussion related to the factors which resulted in the decline in the estimated fair value of the IT’SUGAR reporting unit as of March 31, 2020 as compared to December 31, 2019, which included the effects of the COVID-19 pandemic on IT’SUGAR.

In addition to the IT’SUGAR reporting unit, the Company tested the goodwill of its other reporting units and, based on its estimates of their fair values, recognized goodwill impairment losses of $2.1 million during the six months ended June 30, 2020 related to these reporting units. The decline in the fair value of these reporting units from December 31, 2019 primarily resulted from the effects of the COVID-19 pandemic on these businesses.

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

The Company concluded that the effects of the COVID-19 pandemic indicated that the carrying amount of certain of its long-lived assets may not be recoverable, including asset groups associated with certain of its retail locations which were temporarily closed as a result of the pandemic. In such circumstances, the Company compared its estimated undiscounted cash flows expected to result from the use of such assets or asset groups with their respective carrying amounts, and to the extent that such carrying amounts were in excess of the related undiscounted cash flows, the Company estimated the fair values of the applicable assets or asset groups and recognized impairment losses based on the excess of the carrying amounts of such assets or asset groups over their estimated fair values. In certain circumstances, the Company estimated the fair value of individual assets within its asset groups, including right-of-use assets associated with its retail locations, to determine the extent to which an impairment loss should be allocated to such assets.

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

As a result of the Company’s testing of its long-lived assets for impairment, the Company recognized impairment losses of $5.4 million during the six months ended June 30, 2020 related primarily to leasehold improvements and right-of-use assets associated with certain of IT’SUGAR’s retail locations. The recognition of these impairment losses primarily resulted from the effects of the COVID-19 pandemic on the estimated cash flows expected to be generated by the related assets.

Equity Method Investments

The Company evaluates its equity method investments for impairment when events or changes in circumstances indicate that the fair values of the investments may be below the carrying values. When a decline in the fair value of an investment is determined to be other than temporary, an impairment loss is recorded to reduce the carrying amount of the investment to its fair value. The Company’s determination of whether an other-than-temporary impairment has occurred requires significant judgment in which the Company evaluates, among other factors, the fair value of an investment, general market conditions, the duration and extent to which the fair value of an investment is less than cost, and the Company’s intent and ability to hold an investment until it recovers. The Company also considers specific adverse conditions related to the financial health and business outlook of the investee, including industry and market performance and expected future operating and financing cash flows. During the three and six months ended June 30, 2020, the Company recognized impairment losses of $2.2 million associated with certain of its investments in unconsolidated real estate joint ventures. The Company estimated the fair value of these investments utilizing a discounted cash flow methodology which estimated the present value of the projected future cash flows expected to be generated from such investments. See Note 1 for additional discussion related to the factors which resulted in the decline in the estimated fair values of these investments. The Company did not record any impairment charges related to its equity method investments during the three and six months ended June 30, 2019.

9. Debt

Notes Payable and Other Borrowings

The table below sets forth information regarding the Company’s notes payable and other borrowings (dollars in thousands):

	June 30, 2020			December 31, 2019
			Carrying			Carrying
			Amount of			Amount of
	Debt	Interest	Pledged	Debt	Interest	Pledged
	Balance	Rate	Assets	Balance	Rate	Assets
Bluegreen:
NBA Éilan Loan	$16,996	4.75%	$28,649	$18,820	4.95%	$31,259
Fifth Third Syndicated Line of Credit	70,000	2.49%	86,753	30,000	3.85%	49,062
Fifth Third Syndicated Term Loan	96,250	3.71%	119,285	98,750	3.71%	161,497
Unamortized debt issuance costs	(1,338)			(1,410)
Total Bluegreen	$181,908			$146,160
Other:
Community Development District Obligations	$33,107	4.25-6.00%	$46,571	$29,287	4.25-6.00%	$49,352
TD Bank Term Loan and Line of Credit	7,974	3.17%	(1)	6,826	5.00%	(1)
Iberia $50.0 million Revolving Line of Credit	—	—	(2)	—	—	(2)
Banc of America Leasing & Capital Equipment Note	—	—	—	355	4.75%	(3)
Bank of America Revolving Line of Credit	—	—	—	2,000	3.24%	(3)
Unsecured Note (4)	—	—	—	3,400	6.00%	—
Centennial Bank Note (4)	1,449	5.25%	1,867	1,469	5.25%	1,892
Other	35	15.00%	—	58	15.00%	—
Unamortized debt issuance costs	(1,045)			(824)
Total other	$41,520			$42,571
Total notes payable and other borrowings	$223,428			$188,731

(1)The collateral is a blanket lien on Renin’s assets.

(2)The collateral is a membership interest having a value of not less than $100.0 million in Woodbridge Holdings Corporation, a wholly-owned subsidiary of the Company which holds the Company’s investment in Bluegreen’s common stock.

(3)The collateral is a security interest in the equipment financed by the underlying note. Additionally, IT’SUGAR is guarantor of the note.

(4)BBX Capital is guarantor of the note.

See Note 13 to the Company’s consolidated financial statements included in the 2019 Annual Report for additional information regarding the above listed notes payable and other borrowings.

Except as described below, there were no new debt issuances or significant changes related to the above listed notes payable and other borrowings during the six months ended June 30, 2020.

Fifth Third Syndicated Line of Credit and Fifth Third Syndicated Term Loan. In March 2020, with its decision to increase liquidity given the anticipated effects of the COVID-19 pandemic, Bluegreen drew down $60.0 million under its line of credit. In June 2020, Bluegreen repaid $40 million under its syndicated line-of-credit and amended the agreements to modify the definition of certain customary covenants.

Community Development District Obligation. In May 2020, the Meadow View at Twin Creeks Community Development District issued $8.6 million of community development bonds related to the Company’s Beacon Lake Community development. The bonds issued in May 2020 have fixed interest rates ranging from 4.25% to 5.38% and mature at various times during the years 2026 through 2051. The Company at its option has the ability to repay a specified portion of the bonds at the time that it sells developed lots in the Beacon Lakes Community.

Toronto-Dominion Commercial Bank (“TD Bank”) Line of Credit. Renin maintains a credit facility with TD Bank which provides for a revolving line of credit for up to approximately $16.3 million based on available collateral, as defined in the facility, and subject to Renin’s compliance with the terms and conditions of the credit facility, including certain specific financial covenants. Through February 2020, the credit facility also provided for term loans for up to $1.7 million. However, in February 2020, the credit facility was amended to replace the existing debt service coverage ratio with an interest coverage ratio, and in connection with the amendment to the credit facility, Renin repaid the outstanding balance of the term loans with borrowings from the revolving line of credit. In July 2020, the credit facility was also amended to extend the maturity date of the facility from September 2020 to September 2022.

Banc of America Leasing & Capital Equipment Note and Bank of America Revolving Line of Credit. During the three months ended June 30, 2020, a wholly-owned subsidiary of BBXRE purchased IT’SUGAR’s revolving line of credit and equipment note from the respective lenders for the outstanding principal balance of the loans plus accrued interest and subsequently advanced an additional $2.0 million to IT’SUGAR pursuant to the terms of the loans. As the Company paid the respective third party lenders and was relieved of its obligations to such lenders under the respective debt arrangements, the Company derecognized the liabilities in its consolidated financial statements in connection with the purchase of the loans by its wholly-owned subsidiary.

Receivable-Backed Notes Payable

The table below sets forth information regarding Bluegreen’s receivable-backed notes payable facilities (dollars in thousands):

	June 30, 2020			December 31, 2019
			Principal			Principal
			Balance of			Balance of
			Pledged/			Pledged/
	Debt	Interest	Secured	Debt	Interest	Secured
	Balance	Rate	Receivables	Balance	Rate	Receivables
Receivable-backed notes
payable - recourse:
Liberty Bank Facility (1)	$21,663	4.00%	$26,630	$25,860	4.75%	$31,681
NBA Receivables Facility	26,484	3.50%	32,870	32,405	4.55%	39,787
Pacific Western Facility (1)	26,452	3.06%	32,747	30,304	4.68%	37,809
Total	$74,599		$92,247	$88,569		$109,277

Receivable-backed notes
payable - non-recourse:
KeyBank/DZ Purchase Facility	65,159	2.50%	81,522	31,708	3.99%	39,448
Quorum Purchase Facility	36,759	4.75-5.50%	42,836	44,525	4.75-5.50%	49,981
2012 Term Securitization	6,093	2.94%	7,167	8,638	2.94%	9,878
2013 Term Securitization	14,811	3.20%	16,581	18,219	3.20%	19,995
2015 Term Securitization	26,426	3.02%	28,707	31,188	3.02%	33,765
2016 Term Securitization	40,897	3.35%	46,375	48,529	3.35%	54,067
2017 Term Securitization	57,641	3.12%	66,280	65,333	3.12%	74,219
2018 Term Securitization	81,858	4.02%	94,755	91,231	4.02%	103,974
Unamortized debt issuance costs	(4,438)	—	—	(5,125)	—	—
Total	$325,206		$384,223	$334,246		$385,327
Total receivable-backed debt	$399,805		$476,470	$422,815		$494,604

(1)Recourse on these facilities are each limited to $10 million, subject to certain exceptions.

See Note 13 to the Company’s consolidated financial statements included in the 2019 Annual Report for additional information regarding the above listed receivable-backed notes payable facilities.

Except as described below, there were no new debt issuances or significant changes related to the above listed facilities during the six months ended June 30, 2020.

Liberty Bank Facility. Since 2008, Bluegreen has maintained a revolving VOI notes receivable hypothecation facility (the “Liberty Bank Facility”) with Liberty Bank which provides for advances on eligible receivables pledged under the Liberty Bank Facility, subject to specified terms and conditions, during the revolving credit period. In June 2020, Bluegreen amended the Liberty Bank Facility to extend the revolving credit period from June 2020 to June 2021 and the maturity from March 2023 to June 2024. In addition, the amendment decreased the advance rate with respect to Qualified Timeshare Loans from 85% to 80% of the unpaid principal balance of the Qualified Timeshare Loans by September 2020. The advance rate is 60% of the unpaid principal balance of Non-Conforming Qualified Timeshare Loans. The amendment also reduced the maximum permitted outstanding borrowings from $50.0 million to $40.0 million, subject to the terms of the facility, and commencing on July 1, 2020, decreased the interest rate to the Wall Street Journal (“WSJ”) Prime Rate minus 0.10% with a floor of 3.40% from the Prime Rate with a floor of 4.00%. In addition, recourse to Bluegreen under the restructured facility was reduced to $10 million, with certain exceptions set forth in the facility. Subject to the terms of the facility, principal and interest due under the Liberty Bank Facility are paid as cash is collected on the pledged receivables, with the remaining balance being due at maturity.

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

Junior Subordinated Debentures

The table below sets forth information regarding the Company’s junior subordinated debentures (dollars in thousands):

	June 30, 2020		December 31, 2019
		Effective		Effective
	Carrying	Interest	Carrying	Interest
	Amounts	Rates (1)	Amounts	Rates (1)
Woodbridge - Levitt Capital Trusts I - IV	$66,302	4.11 - 4.56%	$66,302	5.74 - 5.95%
Bluegreen Statutory Trusts I - VI	110,827	5.56 - 6.27%	110,827	6.74 - 6.86%
Unamortized debt issuance costs	(1,093)		(1,129)
Unamortized purchase discount	(38,333)		(38,746)
Total junior subordinated debentures	$137,703		$137,254

(1)The Company’s junior subordinated debentures bear interest at 3-month LIBOR (subject to quarterly adjustment) plus a spread ranging from 3.80% to 4.90%.

All of the junior subordinated debentures were eligible for redemption by Woodbridge and Bluegreen, as applicable, as of June 30, 2020 and December 31, 2019.

See Note 13 to the Company’s consolidated financial statements included in the 2019 Annual Report for additional information regarding the Company’s junior subordinated debentures.

Debt Compliance and Amounts Available under Credit Facilities

As of June 30, 2020, BBX Capital and its subsidiaries were in compliance with all financial debt covenants under their debt instruments, as amended.

Amounts available under credit facilities for BBX Capital and its subsidiaries as of June 30, 2020 were as follows (in thousands):

BBX Capital	$22,383
Bluegreen	158,500
Renin	5,182
Total credit availability	$186,065

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

10. Revenue Recognition

The table below sets forth the Company’s revenue disaggregated by category (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2020	2019	2020	2019
Sales of VOIs	$9,054	68,302	$54,182	120,033
Fee-based sales commissions	1,135	55,343	42,500	100,555
Resort and club management revenue	24,224	25,603	49,253	51,039
Cost reimbursements	11,850	14,007	30,970	31,051
Resort title fees	1,349	3,040	4,072	5,768
Trade sales - wholesale	18,408	18,000	39,273	40,360
Trade sales - retail	4,635	27,061	24,647	50,685
Sales of real estate inventory	2,839	424	9,278	4,660
Other customer revenue	840	2,060	2,402	3,464
Revenue from customers	74,334	213,840	256,577	407,615
Interest income	19,499	21,518	40,815	42,933
Net gains (losses) on sales of real estate assets	13	9,664	(34)	10,996
Other revenue	473	671	1,047	1,501
Total revenues	$94,319	245,693	$298,405	463,045

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

The Company’s effective income tax rate was approximately (19%) and 1% during the three and six months ended June 30, 2020, respectively. The Company’s effective income tax rate for the three months ended June 30, 2020 was different than the expected federal income tax rate of 21% due to the impact of a change in the Company’s forecasted operating results for the annual period, which resulted in the reversal of the tax benefit recognized during the three months ended March 31, 2020. The Company’s effective income tax rate for the six months ended June 30, 2020 was different than the expected federal income tax rate of 21% due to the impact of the Company’s nondeductible executive compensation and state income taxes. The effective income tax rate for the 2020 period reflects a current estimated ordinary taxable loss for the year ended December 31, 2020 resulting primarily from the effects of the COVID-19 pandemic.

The Company’s effective income tax rate was approximately 35% during the three and six months ended June 30, 2019. The effective tax rate for the three and six months ended June 30, 2019 excludes the tax benefit associated with the $39.1 million Bass Pro litigation settlement, which the Company accounted for as a discrete item at the statutory income tax rate of 26%.

12. Commitments and Contingencies

Litigation Matters

In the ordinary course of business, BBX Capital and its subsidiaries are parties to lawsuits as plaintiff or defendant involving its operations and activities. Bluegreen is subject to claims or proceedings from time to time relating to the purchase, sale, marketing, or financing of VOIs and other business activities. Additionally, from time to time in the ordinary course of business, the Company is involved in disputes with existing and former employees, vendors, taxing jurisdictions, and various other parties and also receive individual consumer complaints as well as complaints received through regulatory and consumer agencies, including Offices of State Attorneys General. The Company takes these matters seriously and attempts to resolve any such issues as they arise. We may also become subject to litigation related to the COVID-19 pandemic, including with respect to any actions we take or may be required to take as a result thereof.

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

The following is a description of certain litigation matters:

BBX Capital Litigation

There were no material pending legal proceedings against BBX Capital or its subsidiaries as of June 30, 2020 other than proceedings against Bluegreen.

Bluegreen Litigation

On September 22, 2017, Stephen Potje, Tamela Potje, Sharon Davis, Beafus Davis, Matthew Baldwin, Tammy Baldwin, Arnor Lee, Angela Lee, Gretchen Brown, Paul Brown, Jeremy Estrada, Emily Estrada, Michael Oliver, Carrie Oliver, Russell Walters, Elaine Walters, and Mike Ericson, individually and on behalf of all other similarly situated, filed a purported class action lawsuit against Bluegreen which asserted claims for alleged violations of the Florida Deceptive and Unfair Trade Practices Act and the Florida False Advertising Law. In the complaint, the plaintiffs alleged the making of false representations in connection with Bluegreen’s sales of VOIs. The purported class action lawsuit was dismissed without prejudice after mediation. However, on or about April 24, 2018, plaintiffs re-filed their individual claims in Palm Beach County Circuit Court. Subsequently, on October 15, 2019, the Court entered an order granting summary judgment in favor of Bluegreen and dismissed all claims. Bluegreen has moved for reimbursement of its attorneys’ fees. Plaintiffs have appealed the summary judgment order.

On February 28, 2018, Oscar Hernandez and Estella Michael filed purported class action litigation in San Bernardino Superior Court against Bluegreen Vacations Unlimited (“BVU”). The central claims in the complaint, as amended during June 2018, include alleged failures to pay overtime and wages at termination and to provide meal and rest periods, as well as claims relating to non-compliant wage statements and unreimbursed business expenses; and a claim under the Private Attorney’s General Act. Plaintiffs seek to represent a class of approximately 660 hourly, non-exempt employees who worked in the state of California since March 1, 2014. In April 2019, the parties mediated and agreed to settle the matter for an immaterial amount. The parties have executed the settlement documents.  It is expected that the court will approve the settlement and the dismissal of the lawsuit.

On June 28, 2018, Melissa S. Landon, Edward P. Landon, Shane Auxier and Mu Hpare, individually and on behalf of all others similarly situated, filed a purported class action lawsuit against Bluegreen and BVU asserting claims for alleged violations of the Wisconsin Timeshare Act, Wisconsin law prohibiting illegal referral selling, and Wisconsin law prohibiting illegal attorney’s fee provisions. Plaintiffs allegations include that Bluegreen failed to disclose the identity of the seller of real property at the beginning of Bluegreen’s initial contact with the purchaser; that Bluegreen misrepresented who the seller of the real property was; that Bluegreen misrepresented the buyer’s right to cancel; that Bluegreen included an illegal attorney’s fee provision in the sales document(s); that Bluegreen offered an illegal “today only” incentive to purchase; and that Bluegreen utilizes an illegal referral selling program to induce the sale of VOIs. Plaintiffs seek certification of a class consisting of all persons who, in Wisconsin, purchased from Bluegreen one or more VOIs within six years prior to the filing of this lawsuit. Plaintiffs seek statutory damages, attorneys’ fees, and injunctive relief. Bluegreen has moved to dismiss the case, and on November 27, 2019, the Court issued a ruling granting the motion in part. Bluegreen has answered the remaining claims. Bluegreen believes the lawsuit is without merit and intends to vigorously defend the action.

On January 7, 2019, Shehan Wijesinha filed a purported class action lawsuit alleging violations of the Telephone Consumer Protection Act (the “TCPA”). It is alleged that BVU called plaintiff’s cell phone for telemarketing purposes using an automated dialing system and that plaintiff did not give BVU his express written consent to do so. Plaintiff seeks certification of a class comprised of other persons in the United States who received similar calls from or on behalf of BVU without the person’s consent. Plaintiff seeks monetary damages, attorneys’ fees, and injunctive relief. Bluegreen believes the lawsuit is without merit and intends to vigorously defend the action. On July 15, 2019, the court entered an order staying this case pending a ruling from the Federal Communications Commission (“FCC”) clarifying the definition of an automatic telephone dialing system under the TCPA and the decision of the Eleventh Circuit in a separate action brought against a VOI company by a plaintiff alleging violations of the TCPA. On January 7, 2020, the Eleventh Circuit issued a ruling consistent with BVU’s position, and on June 26, 2020, the FCC also issued a favorable ruling. The case currently remains stayed.

On January 7, 2019, Debbie Adair and thirty-four other timeshare purchasers filed a lawsuit against BVU and Bass Pro alleging violations of the TCPA, the Tennessee Time-share Act, the California Time-Share Act, fraudulent misrepresentation for failure to make certain required disclosures, fraudulent inducement for inducing purchasers to remain under contract past rescission, unauthorized practice of law, civil conspiracy, unjust enrichment, and breach of contract. Bluegreen agreed to indemnify Bass Pro with respect to the claims brought against Bluegreen in this proceeding and filed a motion to dismiss. On April 6, 2020, the court granted Bluegreen’s motion to dismiss, and on April 29, 2020, the court entered final judgment in Bluegreen’s favor.

On July 18, 2019, Eddie Boyd, et al. filed an action alleging that BVU and co-defendants violated the Missouri Merchandise Practices Act for allegedly making false statements and misrepresentations with respect to the sale of VOIs. Plaintiffs further have filed a purported class action allegation that BVU’s charging of an administrative processing fee constitutes the unauthorized practice of law and have also asserted that Bluegreen and their outside counsel engaged in abuse of process by filing a lawsuit against plaintiffs’ counsel (The Montgomery Law Firm). Plaintiffs seek monetary damages, attorneys’ fees, and injunctive relief. Bluegreen has moved to dismiss the action. Bluegreen believes the lawsuit is without merit and intends to vigorously defend the action.

On July 7, 2020, Robert Barban and approximately 172 other plaintiffs filed an action against Bluegreen Resorts Management, Inc. (“BRM”) and Vacation Trust, Inc. (“VTI”) seeking an accounting, specifically: (i) a copy of the independent accounting firm’s report regarding a variety of VTI matters; and (ii) a copy of the management agreement between VTI and BRM. Plaintiffs further allege that the allocation system does not allow them to freely and easily use, occupy, and enjoy the accommodations and facilities. Finally, they allege that BRM has unreasonably escalated operating costs and that VTI failed to protect the plaintiffs from these costs. Bluegreen intends to vigorously defend the action.

On July 14, 2020, Kenneth Johansen, individually and on behalf of all others similarly situated, filed a purported class action against BVU for alleged violations of the TCPA. Specifically, the named plaintiff alleges that he received at least nine telemarketing calls from BVU while he was on the National Do Not Call Registry. He seeks to certify a class of similarly situated plaintiffs. Bluegreen intends to vigorously defend the action.

Commencing in 2015, it came to Bluegreen’s attention that its collection efforts with respect to its VOI notes receivable were being impacted by a then emerging, industry-wide trend involving the receipt of “cease and desist” letters from exit firms and attorneys purporting to represent certain VOI owners. Following receipt of these letters, Bluegreen is unable to contact the owners unless allowed by law. Bluegreen believes these exit firms have encouraged such owners to become delinquent and ultimately default on their obligations and that such actions and Bluegreen’s inability to contact the owners are a primary contributor to the increase in its annual default rates. Bluegreen’s average annual default rates have increased from 6.9% in 2015 to 9.5% in 2020. Bluegreen also estimates that approximately 10.1% of the total delinquencies on its VOI notes receivable as of June 30, 2020 related to VOI notes receivable subject to this issue. Bluegreen has in a number of cases pursued, and may in the future pursue, legal action against the VOI owners, and as described below, against the exit firms.

On December 21, 2018, Bluegreen filed a lawsuit against timeshare exit firm Totten Franqui and certain of its affiliates (“TPEs”). In the complaint, Bluegreen alleged that the TPEs, through various forms of deceptive advertising, as well as inappropriate direct contact with VOI owners, made false statements about Bluegreen and provided misleading information to the VOI owners. The TPEs have encouraged nonpayment by consumers and exacted fees for doing so. Bluegreen believes the consumers are paying fees to the TPEs in exchange for illusory services and has asserted claims against the TPEs under the Lanham Act, as well as tortious interference with contractual relations, civil conspiracy to commit tortious interference, and other claims. During the course of the litigation, the TPEs and Totten Franqui filed for bankruptcy, which resulted in the litigation being stayed. Bluegreen has reached favorable settlements with the TPE principals and are negotiating a potential settlement with the bankruptcy trustee. The settlement includes findings of fact against the defendants regarding their business practices and a permanent injunction prohibiting the principals of the TPE from working again in the timeshare exit space.

On November 13, 2019, Bluegreen filed a lawsuit against The Montgomery Law Firm, a timeshare exit firm, and certain of its affiliates (also included in “TPEs”). In the complaint, Bluegreen alleged, as discussed above, that the TPEs, through various forms of deceptive advertising, as well as inappropriate direct contact with VOI owners, made false statements about Bluegreen, provided misleading information to the VOI owners, and encouraged nonpayment by consumers. Bluegreen believes the consumers are paying fees to the TPEs in exchange for illusory services. Bluegreen has asserted claims against the TPEs under the Lanham Act, as well as tortious interference with contractual relations, civil conspiracy to commit tortious interference, and other claims.

The following is a description of certain commitments, contingencies, and guarantees:

Bluegreen, indirectly through BVU, its wholly-owned subsidiary, has an exclusive marketing agreement with Bass Pro, a nationally-recognized retailer of fishing, marine, hunting, camping and sports gear, that provides Bluegreen with the right to market and sell vacation packages at kiosks in each certain Bass Pro and Cabela’s retail locations and through other means. Pursuant to a settlement agreement Bluegreen entered into with Bass Pro and its affiliates during June 2019, Bluegreen paid Bass Pro $20.0 million during June 2019 and agreed to, among other things, make five annual payments to Bass Pro of $4.0 million in January of each year commencing in 2020. In June 2019, Bluegreen accrued for the net present value of the settlement, plus attorney’s fees and costs, totaling approximately $39.1 million. The first $4.0 million annual payment was made during January 2020. As of June 30, 2020, $14.3 million was accrued for the remaining payments required by the settlement agreement, which are included in other liabilities in the Company’s condensed consolidated statement of financial condition as of June 30, 2020.

During each of the six months ended June 30, 2020 and 2019, VOI sales to prospects and leads generated by the agreement with Bass Pro accounted for approximately 10% of Bluegreen’s VOI sales volume. In March 2020, as a result of the COVID-19 pandemic, Bluegreen temporarily closed its retail marketing operations at Bass Pro Shops and Cabela’s stores. Beginning in mid-May 2020, Bluegreen resumed its retail marketing operations at certain Bass Pro Shops and Cabela’s stores. By June 30, 2020, marketing operations at 49 Bass Pro Shops and 15 Cabela’s stores (out of the 89 total Bass Pro and Cabela’s stores that were open in March 2020) had reopened.

In lieu of paying maintenance fees for unsold VOI inventory, Bluegreen may enter into subsidy agreements with certain HOAs. During the six months ended June 30, 2020 and 2019, Bluegreen made payments related to such subsidies of $4.6 million and $4.8 million, respectively. As of June 30, 2020, Bluegreen had accrued $7.0 million for such subsidies, which is included in other liabilities in the Company’s condensed consolidated statement of financial condition. As of December 31, 2019, Bluegreen had no accrued liabilities for such subsidies.

In December 2019, Bluegreen’s then-serving President and Chief Executive Officer resigned. In connection with his resignation, Bluegreen agreed to make payments to him or on his behalf totaling $3.5 million over a period of 18 months, $2.4 million of which remained payable as of June 30, 2020. Additionally, during 2019, Bluegreen entered into certain agreements with other executives related to their separation from Bluegreen or change in position. Pursuant to the terms of these agreements, Bluegreen agreed to make payments totaling $2.5 million through November 2020. As of June 30, 2020, $0.4 million remained payable under these agreements.

The Company guarantees certain obligations of its wholly-owned subsidiaries and unconsolidated real estate joint ventures, including the following:

•BBX Capital is a guarantor of 50% of the outstanding balance of a third party loan to the Sunrise and Bayview Partners, LLC real estate joint venture, which had an outstanding balance of $5.0 million as of June 30, 2020.

•BBX Capital is a guarantor on certain notes payable by its wholly-owned subsidiaries. See Note 9 for additional information regarding these obligations.

13. Common Stock

Stock Incentive Plans

On January 21, 2020, the compensation committee of BBX Capital’s Board of Directors granted awards of 488,503 restricted shares of BBX Capital’s Class A Common Stock to its executive officers under the BBX Capital Corporation 2014 Incentive Plan. The aggregate grant date fair value of the awards was $10.2 million, and the shares vest ratably in annual installments of approximately 122,125 shares over four periods beginning on October 1, 2020.

As of June 30, 2020, BBX Capital had 488,503 and 528,484 unvested restricted shares of its Class A and Class B Common Stock outstanding, respectively, with total unrecognized compensation costs of $19.8 million.

Earnings per Share

During the three and six months ended June 30, 2020, 1,016,981 shares of unvested restricted stock awards were not included in the computation of diluted earnings per share as the shares were antidilutive due to the Company’s recognition of a loss for such periods. During the three and six months ended June 30, 2019, 1,022,103 shares of unvested restricted stock awards were not included in the computation of diluted earnings per share as the shares were antidilutive due to the Company’s recognition of a loss for such periods.

14. Noncontrolling Interests and Redeemable Noncontrolling Interest

Noncontrolling interests in the Company’s consolidated subsidiaries consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Bluegreen (1)	$27,822	39,740
Bluegreen / Big Cedar Vacations (2)	50,911	49,534
Joint ventures and other	278	1,001
Total noncontrolling interests	$79,011	90,275

The redeemable noncontrolling interest included in the Company’s condensed consolidated statements of financial condition as of June 30, 2020 and December 31, 2019 of $1.8 million and $4.0 million, respectively, is comprised of a redeemable noncontrolling interest associated with IT’SUGAR. The Company owns 90.4% of IT’SUGAR’s Class B Units, while the remaining 9.6% of such units are a noncontrolling interest held by an executive officer of IT’SUGAR and may be redeemed for cash at the holder’s option upon a contingent event outside of the Company’s control.

During the six months ended June 30, 2020, Bluegreen repurchased and retired 1,878,400 shares of its common stock for $11.7 million.

Income (loss) attributable to noncontrolling interests, including redeemable noncontrolling interests, consisted of the following (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Bluegreen (1)	$(636)	(1,079)	(420)	384
Bluegreen / Big Cedar Vacations (2)	641	5,131	1,377	6,847
IT'SUGAR	(847)	(20)	(3,589)	(240)
Joint ventures and other	(9)	(8)	(724)	172
Net (loss) income attributable to noncontrolling interests	$(851)	4,024	(3,356)	7,163

(1)As a result of Bluegreen’s IPO during the fourth quarter of 2017 and subsequent share repurchases in 2018 and 2020, the Company owned approximately 93% of Bluegreen as of June 30, 2020. Bluegreen was a wholly-owned subsidiary of the Company immediately prior to the Bluegreen IPO.

(2)Bluegreen has a joint venture arrangement pursuant to which it owns 51% of Bluegreen/Big Cedar Vacations.

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

Financial Disclosures about Fair Value of Financial Instruments

The tables below set forth information regarding the Company’s consolidated financial instruments (in thousands):

			Fair Value Measurements Using
			Quoted prices
	Carrying		in Active	Significant
	Amount	Fair Value	Markets	Other	Significant
	As of	As of	for Identical	Observable	Unobservable
	June 30,	June 30,	Assets	Inputs	Inputs
	2020	2020	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$348,045	348,045	348,045	—	—
Restricted cash	25,459	25,459	25,459	—	—
Notes receivable, net	404,232	520,331	—	—	520,331
Financial liabilities:
Receivable-backed notes payable	$399,805	408,200	—	—	408,200
Notes payable and other borrowings	223,428	208,483	—	—	208,483
Junior subordinated debentures	137,703	84,500	—	—	84,500

			Fair Value Measurements Using
			Quoted prices
	Carrying		in Active	Significant
	Amount	Fair Value	Markets	Other	Significant
	As of	As of	for Identical	Observable	Unobservable
	December 31,	December 31,	Assets	Inputs	Inputs
	2019	2019	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$356,604	356,604	356,604	—	—
Restricted cash	50,266	50,266	50,266	—	—
Notes receivable, net	448,568	587,000	—	—	587,000
Financial liabilities:
Receivable-backed notes payable	$422,815	440,900	—	—	440,900
Notes payable and other borrowings	188,731	194,069	—	—	194,069
Junior subordinated debentures	137,254	146,000	—	—	146,000

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

The amounts reported in the condensed consolidated statements of financial condition for cash and cash equivalents and restricted cash approximate fair value.

The fair values of Bluegreen’s notes receivable are estimated using Level 3 inputs and are based on estimated future cash flows considering contractual payments and estimates of prepayments and defaults, discounted at a market rate.

The amounts reported in the condensed consolidated statements of financial condition relating to Bluegreen’s notes payable and other borrowings, as well as variable rate receivable-backed notes payable, approximate fair value for indebtedness that provides for variable interest rates. The fair values of Bluegreen’s fixed rate, receivable-backed notes payable are estimated using Level 3 inputs by discounting the net cash outflows estimated to be used to repay the debt. These obligations are to be satisfied using the proceeds from the consumer loans that secure the obligations.

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

16. Certain Relationships and Related Party Transactions

The Company may be deemed to be controlled by Alan B. Levan, the Company’s Chairman and Chief Executive Officer, and John E. Abdo, the Company’s Vice Chairman. Together, Mr. Alan B. Levan and Mr. Abdo may be deemed to beneficially own shares of BBX Capital’s Class A Common Stock and Class B Common Stock representing approximately 78% of BBX Capital’s total voting power. Mr. Alan B. Levan and Mr. Abdo also serve as Chairman and Vice Chairman, respectively, of Bluegreen’s Board of Directors, and effective January 1, 2020, Mr. Alan B. Levan also became Bluegreen’s President and Chief Executive Officer. Jarett S. Levan, the Company’s President and son of Alan B. Levan, and Seth M. Wise, the Company’s Executive Vice President, also serve as directors of the Company and Bluegreen. In addition, Raymond S. Lopez, the Company’s Executive Vice President and Chief Financial Officer, also serves as Bluegreen’s Chief Financial Officer and Chief Operating Officer.

Woodbridge is a wholly-owned subsidiary of BBX Capital and owned approximately 93% of Bluegreen’s outstanding common stock as of June 30, 2020.

Bluegreen paid or reimbursed the Company for management advisory, risk management, administrative and other services in the amounts of $0.3 million and $0.6 million during the three and six months ended June 30, 2020, and $0.5 million and $0.9 million during the three and six months ended June 30, 2019, respectively.

In April 2015, pursuant to a Loan Agreement and Promissory Note, a wholly-owned subsidiary of Bluegreen provided an $80.0 million loan to BBX Capital. Effective April 17, 2020, Bluegreen and BBX Capital amended the loan agreement to extend the maturity date of the loan from April 2020 to April 2021 and reduce the interest rate from 6% to 4% per annum. Payments of interest are required on a quarterly basis, and all outstanding amounts are due and payable on April 17, 2021. BBX Capital is permitted to prepay the loan in whole or in part at any time, and prepayments may be required, to the extent necessary, in order for Bluegreen or its subsidiaries to remain in compliance with covenants under outstanding indebtedness. During the three months ended June 30, 2020 and 2019, BBX Capital recognized

$0.9 million and $1.2 million, respectively, of interest expense on the loan from Bluegreen, and during the six months ended June 30, 2020 and 2019, BBX Capital recognized $2.1 million and $2.4 million, respectively, of interest expense on the loan. The loan balance and related interest expense were eliminated in consolidation in the Company’s condensed consolidated financial statements.

During July 2020, Bluegreen declared a special cash dividend of $1.19 per share on its common stock, which is payable on August 21, 2020 to shareholders of record as of the close of business on August 6, 2020. In connection with the special cash dividend, Bluegreen obtained an undertaking from BBX Capital that it will use the proceeds of the special cash dividend of approximately $80.0 million to repay BBX Capital’s outstanding $80.0 million debt owed to Bluegreen.

The Company received $0 and $8.7 million of dividends from Bluegreen during the three and six months ended June 30, 2020, and $11.4 million and $22.9 million of dividends from Bluegreen during the three and six months ended June 30, 2019. In April 2020, Bluegreen suspended the payment of its regular quarterly dividend for the foreseeable future due to the effects of the COVID-19 pandemic and economic uncertainty.

In May 2015, the Company, Woodbridge, Bluegreen, Renin, and their respective subsidiaries entered into an Agreement to Allocate Consolidated Income Tax Liability and Benefits pursuant to which, among other customary terms and conditions, the parties agreed to file consolidated federal tax returns. Under the agreement, the parties calculate their respective income tax liabilities and attributes as if each of them were a separate filer. If any tax attributes of one party to the agreement are used by another party to the agreement to offset such other party’s tax liability, the party providing the benefit will receive an amount for the tax benefits realized. During the three and six months ended June 30, 2020, BBX Capital did not receive any tax sharing payments from Bluegreen and Renin. During the three and six months ended June 30, 2019, BBX Capital received $10.7 million and $13.0 million, respectively, of tax sharing payments from Bluegreen.

During each of the three and six months ended June 30, 2020 and 2019, the Company paid Abdo Companies, Inc. approximately $77,000 and $153,000, respectively, in exchange for certain management services. John E. Abdo, the Company’s Vice Chairman, is the principal shareholder and Chief Executive Officer of Abdo Companies, Inc.

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

In the segment information for the three and six months ended June 30, 2020 and 2019, amounts set forth in the column entitled “Other” include the Company’s investments in various operating businesses, including a controlling financial interest in a restaurant acquired in connection with a loan receivable default. Also, amounts set forth in the column entitled “Other” for the three and six months ended June 30, 2019 include the Company’s operations as a franchisee of MOD Pizza restaurant locations in Florida, which the Company exited in September 2019.

The amounts set forth in the column entitled “Reconciling Items and Eliminations” include corporate general and administrative expenses, interest expense associated with Woodbridge’s junior subordinated debentures and BBX Capital’s $50.0 million revolving line of credit, and elimination entries. In addition, this column includes information related to BBX Capital’s financial position, including cash and cash equivalents held directly by BBX Capital and New BBX Capital of $113.8 million.

The Company evaluates segment performance based on segment income or loss before income taxes.

The table below sets forth the Company’s segment information as of and for the three months ended June 30, 2020 (in thousands):

Revenues:	Bluegreen	BBX Capital Real Estate	BBX Sweet Holdings	Renin	Other	Reconciling Items and Eliminations	Segment Total
Sales of VOIs	$9,054	—	—	—	—	—	9,054
Fee-based sales commissions	1,135	—	—	—	—	—	1,135
Other fee-based services	26,413	—	—	—	—	—	26,413
Cost reimbursements	11,850	—	—	—	—	—	11,850
Trade sales	—	—	5,248	17,175	628	(8)	23,043
Sales of real estate inventory	—	2,839	—	—	—	—	2,839
Interest income	20,108	81	13	—	—	(703)	19,499
Net gains on sales of real estate assets	—	13	—	—	—	—	13
Other revenue	—	327	85	—	224	(163)	473
Total revenues	68,560	3,260	5,346	17,175	852	(874)	94,319
Costs and expenses:
Cost of VOIs sold	1,038	—	—	—	—	—	1,038
Cost of other fee-based services	18,535	—	—	—	—	—	18,535
Cost reimbursements	11,850	—	—	—	—	—	11,850
Cost of trade sales	—	—	9,045	13,852	(504)	(8)	22,385
Cost of real estate inventory sold	—	1,474	—	—	—	—	1,474
Interest expense	8,540	—	55	71	2	834	9,502
Recoveries from loan losses, net	—	(1,525)	—	—	—	—	(1,525)
Impairment losses	—	2,710	595	—	—	—	3,305
Selling, general and administrative expenses	40,880	1,125	5,740	2,035	792	8,755	59,327
Total costs and expenses	80,843	3,784	15,435	15,958	290	9,581	125,891
Equity in net earnings of unconsolidated real estate joint ventures	—	145	—	—	—	—	145
Other income	273	—	75	—	—	61	409
Foreign exchange loss	—	—	—	(6)	—	—	(6)
(Loss) income before income taxes	$(12,010)	(379)	(10,014)	1,211	562	(10,394)	(31,024)
Total assets	$1,294,370	161,933	133,182	35,917	6,286	39,649	1,671,337
Expenditures for property and equipment	$1,576	-	-	214	14	6	1,810
Depreciation and amortization	$3,890	-	1,352	314	26	105	5,687
Debt accretion and amortization	$852	58	107	2	-	54	1,073
Cash and cash equivalents	$209,427	17,933	3,744	1,871	774	114,296	348,045
Equity method investments	$—	63,775	—	—	—	—	63,775
Goodwill	$—	—	14,864	—	—	—	14,864
Receivable-backed notes payable	$399,805	—	—	—	—	—	399,805
Notes payable and other borrowings	$181,908	32,074	7,688	7,974	129	(6,345)	223,428
Junior subordinated debentures	$72,494	—	—	—	—	65,209	137,703

The table below sets forth the Company’s segment information as of and for the three months ended June 30, 2019 (in thousands):

	Bluegreen	BBX Capital Real Estate	BBX Sweet Holdings	Renin	Other	Reconciling Items and Eliminations	Segment Total
Revenues:
Sales of VOIs	$68,302	—	—	—	—	—	68,302
Fee-based sales commissions	55,343	—	—	—	—	—	55,343
Other fee-based services	30,703	—	—	—	—	—	30,703
Cost reimbursements	14,007	—	—	—	—	—	14,007
Trade sales	—	—	25,857	15,339	3,871	(6)	45,061
Sales of real estate inventory	—	424	—	—	—	—	424
Interest income	21,875	263	14	—	32	(666)	21,518
Net gains on sales of real estate assets	—	9,664	—	—	—	—	9,664
Other revenue	—	441	82	—	412	(264)	671
Total revenues	190,230	10,792	25,953	15,339	4,315	(936)	245,693
Costs and expenses:
Cost of VOIs sold	10,572	—	—	—	—	—	10,572
Cost of other fee-based services	19,049	—	—	—	—	—	19,049
Cost reimbursements	14,007	—	—	—	—	—	14,007
Cost of trade sales	—	—	16,237	12,889	1,708	(6)	30,828
Cost of real estate inventory sold	—	—	—	—	—	—	—
Interest expense	10,061	—	54	116	1	1,429	11,661
Recoveries from loan losses, net	—	(1,424)	—	—	—	—	(1,424)
Impairment losses	—	—	—	—	2,138	—	2,138
Selling, general and administrative expenses	148,543	1,879	10,563	2,442	3,532	11,884	178,843
Total costs and expenses	202,232	455	26,854	15,447	7,379	13,307	265,674
Equity in net earnings of unconsolidated real estate joint ventures	—	8,759	—	—	—	—	8,759
Other income	1,993	8	17	152	2	117	2,289
Foreign exchange loss	—	—	—	(29)	—	—	(29)
(Loss) income before income taxes	$(10,009)	19,104	(884)	15	(3,062)	(14,126)	(8,962)
Total assets	$1,351,213	153,503	168,091	31,626	29,139	68,189	1,801,761
Expenditures for property and equipment	$7,009	—	1,320	90	120	12	8,551
Depreciation and amortization	$3,504	—	1,374	296	288	105	5,567
Debt accretion and amortization	$1,066	25	56	9	—	93	1,249
Cash and cash equivalents	$180,166	14,551	4,406	—	6,788	126,960	332,871
Equity method investments	$—	65,254	—	—	—	—	65,254
Goodwill	$—	—	35,521	—	1,727	—	37,248
Receivable-backed notes payable	$438,136	—	—	—	—	—	438,136
Notes payable and other borrowings	$136,796	31,983	2,928	6,757	200	(148)	178,516
Junior subordinated debentures	$71,691	—	—	—	—	65,138	136,829

The table below sets forth the Company’s segment information as of and for the six months ended June 30, 2020 (in thousands):

	Bluegreen	BBX Capital Real Estate	BBX Sweet Holdings	Renin	Other	Reconciling Items and Eliminations	Segment Total
Revenues:
Sales of VOIs	$54,182	—	—	—	—	—	54,182
Fee-based sales commissions	42,500	—	—	—	—	—	42,500
Other fee-based services	55,727	—	—	—	—	—	55,727
Cost reimbursements	30,970	—	—	—	—	—	30,970
Trade sales	—	—	26,577	34,621	2,738	(16)	63,920
Sales of real estate inventory	—	9,278	—	—	—	—	9,278
Interest income	41,974	185	27	—	—	(1,371)	40,815
Net losses on sales of real estate assets	—	(34)	—	—	—	—	(34)
Other revenue	—	787	204	—	473	(417)	1,047
Total revenues	225,353	10,216	26,808	34,621	3,211	(1,804)	298,405
Costs and expenses:
Cost of VOIs sold	5,137	—	—	—	—	—	5,137
Cost of other fee-based services	40,246	—	—	—	—	—	40,246
Cost reimbursements	30,970	—	—	—	—	—	30,970
Cost of trade sales	—	—	23,815	28,127	231	(16)	52,157
Cost of real estate inventory sold	—	6,106	—	—	—	—	6,106
Interest expense	17,358	—	116	185	5	1,671	19,335
Recoveries from loan losses, net	—	(5,037)	—	—	—	—	(5,037)
Impairment losses	—	2,710	25,303	—	3,575	—	31,588
Selling, general and administrative expenses	143,077	3,461	16,640	4,653	2,535	16,814	187,180
Total costs and expenses	236,788	7,240	65,874	32,965	6,346	18,469	367,682
Equity in net earnings of unconsolidated real estate joint ventures	—	696	—	—	—	—	696
Other income (expense)	406	—	114	(3)	—	123	640
Foreign exchange gain	—	—	—	272	—	—	272
(Loss) income before income taxes	$(11,029)	3,672	(38,952)	1,925	(3,135)	(20,150)	(67,669)
Expenditures for property and equipment	$4,542	—	2,924	605	45	41	8,157
Depreciation and amortization	$7,789	—	2,785	620	51	208	11,453
Debt accretion and amortization	$1,746	153	162	9	—	109	2,179

The table below sets forth the Company’s segment information as of and for the six months ended June 30, 2019 (in thousands):

	Bluegreen	BBX Capital Real Estate	BBX Sweet Holdings	Renin	Other	Reconciling Items and Eliminations	Segment Total
Revenues:
Sales of VOIs	$120,033	—	—	—	—	—	120,033
Fee-based sales commissions	100,555	—	—	—	—	—	100,555
Other fee-based services	60,271	—	—	—	—	—	60,271
Cost reimbursements	31,051	—	—	—	—	—	31,051
Trade sales	—	—	47,988	34,682	8,390	(15)	91,045
Sales of real estate inventory	—	4,660	—	—	—	—	4,660
Interest income	43,883	465	29	—	56	(1,500)	42,933
Net gains on sales of real estate assets	—	10,996	—	—	—	—	10,996
Other revenue	—	1,125	96	—	863	(583)	1,501
Total revenues	355,793	17,246	48,113	34,682	9,309	(2,098)	463,045
Costs and expenses:
Cost of VOIs sold	14,420	—	—	—	—	—	14,420
Cost of other fee-based services	41,042	—	—	—	—	—	41,042
Cost reimbursements	31,051	—	—	—	—	—	31,051
Cost of trade sales	—	—	31,634	28,006	3,493	(15)	63,118
Cost of real estate inventory sold	—	2,643	—	—	—	—	2,643
Interest expense	19,567	—	98	256	2	2,886	22,809
Recoveries from loan losses, net	—	(2,385)	—	—	—	—	(2,385)
Impairment losses	—	—	—	—	2,756	—	2,756
Selling, general and administrative expenses	239,632	4,373	20,774	5,477	7,465	23,990	301,711
Total costs and expenses	345,712	4,631	52,506	33,739	13,716	26,861	477,165
Equity in net earnings of unconsolidated real estate joint ventures	—	8,742	—	—	—	—	8,742
Other income	2,082	170	227	152	7	164	2,802
Foreign exchange loss	—	—	—	(24)	—	—	(24)
Income (loss) before income taxes	$12,163	21,527	(4,166)	1,071	(4,400)	(28,795)	(2,600)
Expenditures for property and equipment	$14,516	3	2,586	205	916	18	18,244
Depreciation and amortization	$6,870	93	2,733	594	574	217	11,081
Debt accretion and amortization	$2,186	111	112	17	1	183	2,610

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

Forward-Looking Statements

This document contains forward-looking statements based largely on current expectations of the Company that involve a number of risks and uncertainties. All opinions, forecasts, projections, future plans, or other statements, other than statements of historical fact, are forward-looking statements and can be identified by the use of words or phrases such as “plans,” “believes,” “will,” “expects,” “anticipates,” “intends,” “estimates,” “our view,” “we see,” “would,” and words and phrases of similar import. The forward-looking statements in this document are also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and involve substantial risks and uncertainties. We can give no assurance that such expectations will prove to be correct. Actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements contained herein. Forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties that are subject to change based on factors which are, in many instances, beyond our control. When considering forward-looking statements, the reader should keep in mind the risks, uncertainties, and other cautionary statements made in this report and in the Company’s other reports filed with the Securities and Exchange Commission (“SEC”). The reader should not place undue reliance on any forward-looking statement, which speaks only as of the date made. This document also contains information regarding the past performance of the Company and its respective investments and operations. The reader should note that prior or current performance is not a guarantee or indication of future performance. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, and all such information should only be viewed as historical data.

Future results and the accuracy of forward-looking statements may be affected by various risks and uncertainties, including the risk factors applicable to the Company which are described herein and in “Item 1. Business – Cautionary Note Regarding Forward-Looking Statements” and “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report”) and the Company’s Current Report on Form 8-K filed with the SEC on March 31, 2020. These risks and uncertainties also include risks relating to public health issues, including, in particular, the COVID-19 pandemic, as it is not currently possible to accurately assess the expected duration and effects of the pandemic on our business. These include required closures of resorts and retail locations, travel and business restrictions, “shelter in place” and “stay at home” orders and advisories, volatility in the global and national economies and equity, credit, and commodities markets, worker absenteeism, quarantines, and other health-related restrictions; the duration and severity of the COVID-19 pandemic and the impact on demand for the Company’s products and services, levels of consumer confidence, and supply chains; actions governments, businesses, and individuals take in response to the pandemic and their impact on economic activity and consumer spending, which will impact the Company’s ability to successfully resume full business operations; the pace of recovery when the COVID-19 pandemic subsides and the possibility of a resurgence; competitive conditions; the Company’s liquidity and the availability of capital; the effects and duration of steps the Company takes in response to the COVID-19 pandemic, including the risk of lease defaults and evictions and the inability to rehire or replace furloughed employees; risks that the Company may recognize further impairment losses; risks that the Company’s current or future business and marketing alliances may not be available to it in the future; risks that default rates may increase and exceed the Company’s expectations; risks related to the Company’s indebtedness, including the potential for accelerated maturities and debt covenant violations; the risk of heightened litigation as a result of actions taken in response to the COVID-19 pandemic; the impact of the COVID-19 pandemic and other factors on the Company’s ability to pay dividends, including the risk that future dividends may not be paid at historical rates or at all; the impact of the COVID-19 pandemic on consumers, including, but not limited to, their income, their level of discretionary spending both during and after the pandemic, and their views towards the travel, hospitality, vacation ownership and retail industries; and the risk that certain of the Company’s operations, including Bluegreen’s resort management and finance operations, may not continue to generate recurring sources of cash during or following the pandemic to the extent anticipated or at all. These risks and uncertainties also include, without limitation, risks associated with BBX Capital’s contemplated spin-off of New BBX Capital described below, including that actual plans, actions, and results relating to the spin-off may differ materially from current expectations, that the spin-off may not be consummated on the contemplated terms, or at all, that, if consummated, the spin-off may not result in the benefits anticipated and may result in disruption to business operations due to focus on the spin-off, and uncertainties related to the tax effects of the spin-off to the Company’s shareholders.

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

The Company’s goal is to build long-term shareholder value. Since many of the Company’s assets do not generate income on a regular or predictable basis, the Company’s objective is long-term growth as measured by increases in book value and intrinsic value over time. As part of its goal of streamlining its verticals so that the Company can be more easily followed by the market, the Company regularly reviews the performance of its investments and, based upon economic, market, and other relevant factors, considers transactions involving the sale or disposition of all or a portion of its assets, investments, or subsidiaries. As described below, the Company has announced its intention, subject to receipt of shareholder approval, to spin-off all of its assets and businesses other than the assets and activities related to Bluegreen Vacations. Further, the Company from time to time considers repurchases of its outstanding securities and the outstanding securities of its subsidiaries subject to market conditions and other factors.

As of June 30, 2020, the Company had total consolidated assets of approximately $1.7 billion and shareholders’ equity of approximately $488.6 million.

Proposed Spin-Off

In June 2020, BBX Capital announced its intention to spin off its subsidiary, BBX Capital Florida LLC (“New BBX Capital”), in order to separate the business, activities, and investments of the Company into two separate, publicly-traded companies: (i) BBX Capital, which will continue to hold its investment in Bluegreen, and (ii) New BBX Capital, which will continue to hold or will hold at the time of the spin-off all of the Company’s other businesses and investments, including BBX Capital Real Estate, BBX Sweet Holdings, and Renin. Subsequent to the spin-off, BBX Capital will cease to have any ownership interest in New BBX Capital and will become solely a holding company for Bluegreen.

In connection with the spin-off, BBX Capital intends to change its name to “Bluegreen Vacations Holding Corporation” and for New BBX Capital to assume the name “BBX Capital Corporation.” In addition, BBX Capital will in connection with the spin-off issue a $75.0 million note payable to New BBX Capital that will accrue interest at a rate of 6% per annum and require payments of interest on a quarterly basis. Under the expected terms of the note, BBX Capital will have the option in its discretion to defer payments under the note, with amounts deferred to accrue interest at a cumulative, compounded rate of 8% per annum, and all outstanding amounts will become due and payable in five years or earlier upon certain other events. In connection with the spin-off, BBX Capital will also make cash contributions to New BBX Capital, and it is currently expected that, following the spin-off, BBX Capital will hold approximately $25.0 million in cash and cash equivalents (not including the cash and cash equivalents held by Bluegreen).

Completion of the spin-off is subject to a number of conditions, including, without limitation, approval of the spin-off in the contemplated manner by BBX Capital’s shareholders, final approval of BBX Capital’s Board of Directors, and the effectiveness of a Registration Statement on Form 10 filed by New BBX Capital with the SEC. BBX Capital intends to hold a special meeting of its shareholders for the purpose of approving the spin-off and BBX Capital’s contemplated name change. Notwithstanding any approval of the spin-off by the BBX Capital’s shareholders or the satisfaction of any of the other closing conditions, BBX Capital may, in the sole discretion of its Board of Directors, abandon the spin-off at any time prior to its consummation.

Reverse Stock Split

In July 2020, BBX Capital effected a one-for-five reverse split of its Class A Common Stock and Class B Common Stock. The share and per share amounts described herein have been retroactively adjusted to reflect the one-for-five reverse stock split as if it had occurred as of the earliest period presented.

Impact of the COVID-19 Pandemic

The COVID-19 pandemic has caused, and continues to cause, an unprecedented disruption in the U.S. and global economies and the industries in which the Company operates due to, among other things, government ordered “shelter in place” and “stay at home” orders and advisories, travel restrictions, and restrictions on business operations, including government guidance with respect to travel, public accommodations, social gatherings, and related matters. The disruptions arising from the pandemic and the reaction of the general public had a significant adverse impact on the Company's financial condition and operations during the three and six months ended June 30, 2020. The duration and severity of the pandemic and related disruptions, as well as the adverse impact on economic and market conditions, are uncertain; however, given the nature of these circumstances, the adverse impact of the pandemic on the Company’s consolidated results of operations, cash flows, and financial condition in 2020 has been, and is expected to continue to be, material. Furthermore, although the duration and severity of the effects of the pandemic are uncertain, demand for many of the Company’s products and services may remain weak for a significant length of time, and the Company cannot predict if or when the industries in which the Company operates will return to pre-pandemic levels.

Although the impact of the COVID-19 pandemic on the Company’s principal investments and management’s efforts to mitigate the effects of the pandemic has varied, as described in further detail below, BBX Capital and its subsidiaries have sought to take steps to manage expenses through cost saving initiatives and reductions in employee head count and actions to increase liquidity and strengthen the Company’s financial position, including maintaining availability under lines of credit, reducing planned capital expenditures, and in the case of BBX Capital and Bluegreen, suspending the payment of regular quarterly dividends. As of June 30, 2020, the Company’s consolidated cash balances were $348.0 million, including $138.6 million held directly by BBX Capital and its subsidiaries other than Bluegreen.

See below for additional discussion related to the current and estimated impacts of the COVID-19 pandemic on the Company’s principal investments.

Summary of Consolidated Results of Operations

Consolidated Results

The following summarizes key financial highlights for the three months ended June 30, 2020 compared to the same 2019 period:

•Total consolidated revenues of $94.3 million, a 61.6% decrease compared to the same 2019 period.

•Loss before income taxes of $31.0 million compared to a loss of $9.0 million during the same 2019 period.

•Net loss attributable to common shareholders of $35.8 million compared to a loss of $11.6 million during the same 2019 period.

•Diluted loss per share of $1.96 compared to a diluted loss per share of $0.62 for the same 2019 period.

The following summarizes key financial highlights for the six months ended June 30, 2020 compared to the same 2019 period:

•Total consolidated revenues of $298.4 million, a 35.6% decrease compared to the same 2019 period.

•Loss before income taxes of $67.7 million compared to a loss of $2.6 million during the same 2019 period.

•Net loss attributable to common shareholders of $64.1 million compared to a loss of $10.1 million during the same 2019 period.

•Diluted loss per share of $3.50 compared to a diluted loss per share of $0.54 for the same 2019 period.

The Company’s consolidated results for the three months ended June 30, 2020 compared to the same 2019 period were significantly impacted by the following:

•A decrease in Bluegreen and BBX Sweet Holdings’ revenues primarily attributable to the impact of the COVID-19 pandemic on their respective operations, including the closure of Bluegreen’s sales centers and IT’SUGAR’s retail locations in March 2020.

•A net decrease in selling, general and administrative expenses primarily attributable to cost mitigating activities implemented in the 2020 period in response to the COVID-19 pandemic, including permanent and temporary reductions in workforce, and the recognition of a $39.1 million charge in the 2019 period associated with Bluegreen’s settlement agreement with Bass Pro in June 2019.

•A net decrease in sale activity by BBX Capital Real Estate and its joint ventures in the 2020 period as compared to the 2019 period.

In addition to the items discussed above for the three months ended June, 30, 2020, the Company’s consolidated results for the six months ended June 30, 2020 compared to the same 2019 period were significantly impacted by the following:

•The recognition of impairment losses of $31.6 million in the 2020 period primarily related to goodwill and long-lived assets associated with IT’SUGAR as a result of the impact of the COVID-19 pandemic.

•An increase in Bluegreen’s allowance for loan losses in the 2020 period as a result of the estimated impact of the COVID-19 pandemic on customer defaults.

Segment Results

BBX Capital currently reports the results of its business activities through the following reportable segments: Bluegreen, BBX Capital Real Estate, BBX Sweet Holdings, and Renin.

Information regarding income before income taxes by reportable segment is set forth in the table below (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Bluegreen	$(12,010)	(10,009)	(2,001)	(11,029)	12,163	(23,192)
BBX Capital Real Estate	(379)	19,104	(19,483)	3,672	21,527	(17,855)
BBX Sweet Holdings	(10,014)	(884)	(9,130)	(38,952)	(4,166)	(34,786)
Renin	1,211	15	1,196	1,925	1,071	854
Other	562	(3,062)	3,624	(3,135)	(4,400)	1,265
Reconciling items and eliminations	(10,394)	(14,126)	3,732	(20,150)	(28,795)	8,645
(Loss) before income taxes	(31,024)	(8,962)	(22,062)	(67,669)	(2,600)	(65,069)
(Provision) benefit for income taxes	(5,627)	1,338	(6,965)	203	(386)	589
Net (loss) attributable to shareholders	(36,651)	(7,624)	(29,027)	(67,466)	(2,986)	(64,480)
Less: Net (loss) income attributable to noncontrolling interests	(851)	4,024	(4,875)	(3,356)	7,163	(10,519)
Net (loss) attributable to shareholders	$(35,800)	(11,648)	(24,152)	(64,110)	(10,149)	(53,961)

Bluegreen Reportable Segment

Segment Description

Bluegreen is a leading vacation ownership company that markets and sells VOIs and manages resorts in popular leisure and urban destinations. Bluegreen’s resort network includes 45 Club Resorts (resorts in which owners in its Vacation Club have the right to use most of the units in connection with their VOI ownership) and 23 Club Associate Resorts (resorts in which owners in its Vacation Club have the right to use a limited number of units in connection with their VOI ownership). Bluegreen’s Club Resorts and Club Associate Resorts are primarily located in popular, high-volume, “drive-to” vacation locations, including Orlando, Las Vegas, Myrtle Beach and Charleston, among others. Through its points-based system, the approximately 219,000 owners in its Vacation Club have the flexibility to stay at units available at any of its resorts and have access to nearly 11,400 other hotels and resorts through partnerships and exchange networks. Bluegreen also has a sales and marketing platform supported by marketing relationships, such as with Bass Pro and Choice Hotels. These marketing relationships have historically generated sales within its core demographic.

The COVID-19 pandemic has caused, and continues to cause, an unprecedented disruption in the U.S. economy and the travel, hospitality and vacation ownership industries due to, among other things, resort closures, travel restrictions and restrictions on business operations including government guidance with respect to travel, public accommodations, social gatherings and related matters. On March 23, 2020 Bluegreen temporarily closed all of its VOI sales centers; its retail marketing operations at Bass Pro Shops and Cabela’s stores and outlet malls; and its Choice Hotels call transfer program. In connection with these actions Bluegreen canceled existing owner reservations through May 15, 2020 and new prospect guest tours through June 30, 2020. Further, some of Bluegreen’s Club and Club Associate Resorts were closed in accordance with government mandates and advisories. Beginning mid-May 2020, Bluegreen started the process of recommencing its sales and marketing operations and its closed resorts began to welcome guests as government mandates were lifted. By June 30, 2020, 64 Bass Pro Shops and Cabela’s stores (out of the 89 that were open in March 2020) were open, Bluegreen reactivated its Choice Hotels call transfer program, virtually all of its resorts were open and 21 of its 26 VOI sales centers were open for sales to existing owners and one sale center was selling to new prospects. As of July 31, 2020, 23 VOI sales centers were open for sales to existing owners, 17 of which were open for sales to new prospects. System-wide sales of VOIs were $30.9 million in July 2020. In addition, as of July 31, 2020, Bluegreen was marketing vacation packages at 85 Bass Pro and Cabela’s stores. However, increased COVID-19 cases in certain markets in July resulted in increases in cancelations of marketing guest stays (and consequently, new owner prospects), and it is impossible to predict whether this trend will continue or worsen or the extent of the adverse impact this may have on Bluegreen.

As a result of the effect of the pandemic, Bluegreen implemented several cost mitigating activities beginning in March 2020, including reductions in workforce of over 1,600 positions and the placement of another approximate 3,200 of its associates on temporary furlough or reduced work hours. As of June 30, 2020, 2,300 associates had returned to work on a full-time basis. In July 2020, approximately 600 additional associates had returned to work on a full-time basis for a total of approximately 4,250 full-time associates as of July 31, 2020 compared to approximately 6,050 full-time associates as of July 31, 2019. However, as a result of the slowdown discussed above or otherwise, additional employees may be terminated or furloughed in the future. As a result of the effect of the COVID-19 pandemic, during the three and six months ended June 30, 2020, Bluegreen incurred $2.2 million and $6.7 million in severance, respectively, and $10.7 million and $11.6 million, respectively, of payroll and payroll benefit expense relating to employees on temporary furlough or reduced work hours. These payments and expenses are included in selling, general and administrative expenses in the Company’s condensed consolidated statement of operations and comprehensive income for the three and six months ended June 30, 2020.

In March 2020, based on its decision to increase its liquidity given uncertainty regarding the effects of COVID-19 and general economic conditions, Bluegreen drew down $60 million under its credit facilities and pledged or sold receivables under its various receivable backed facilities to increase its cash position, of which $40 million had been repaid as of June 30, 2020. Bluegreen also suspended its regular quarterly cash dividends on its common stock. Also, in June 2020, Bluegreen amended its Liberty Bank Facility to extend the advance period and maturity date, reduce the outstanding borrowings from $50.0 million to $40.0 million, decrease the advance rate from 85% for qualified confirming receivables to 80% by September 2020 and, commencing July 1, 2020, reduced the interest rate from the Prime Rate with a floor of 4.00% to the Prime Rate minus 0.10% with a floor of 3.40%. Bluegreen continues to actively pursue additional credit facility capacity and capital market transactions. For more detailed information, see “Liquidity and Capital Resources” below.

Bluegreen has historically financed a majority of its sales of VOIs and, accordingly, is subject to the risk of defaults by its customers. GAAP requires that Bluegreen reduce sales of VOIs by its estimate of uncollectible VOI notes receivable. The COVID-19 pandemic has had a material adverse impact on unemployment in the United States and economic conditions in general, and the impact may continue for some time. While it is still too early to know the full impact of COVID-19 on Bluegreen’s default or delinquency rates as of June 30, 2020, Bluegreen believes that the pandemic will have a significant impact on its VOI notes receivable. Accordingly, during the six months ended June 30, 2020, Bluegreen recorded an additional allowance for loan losses of $12.0 million, which includes its customary estimate of customer defaults as a result of the COVID-19 pandemic based on Bluegreen’s historical experience, forbearance requests received from its customers, and other factors, including, but not limited to, the seasoning of the notes receivable and FICO scores of the customers.

The Coronavirus Aid, Relief, and Economic Securities Act (“CARES Act”) was signed into law on March 27, 2020 in response to the COVID-19 pandemic. As of June 30, 2020, Bluegreen evaluated the income tax provisions of the CARES Act and determined there to be no significant effect on either its June 30, 2020 income tax rate or the computation of its estimated effective tax rate for the year ended December 31, 2020. However, Bluegreen has taken advantage of the deferral of the employer portion of the tax withholding amounts and the employee retention tax credits provided for in the CARES Act. As of June 30, 2020, Bluegreen recorded a tax withholding deferral of $2.0 million and employee retention tax credits of $6.9 million, which is included in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2020.

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

Adjusted EBITDA. Bluegreen defines Adjusted EBITDA as EBITDA adjusted for EBITDA attributable to the noncontrolling interest in Bluegreen/Big Cedar Vacations (in which Bluegreen owns a 51% interest) and items that Bluegreen believes are not representative of ongoing operating results. Accordingly, severance charges net of employee retention tax credits, and incremental costs associated with the COVID-19 pandemic were excluded in the computation of Adjusted EBITDA for the three and six months ended June 30, 2020.

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

Results of Operations

Information regarding the results of operations for Bluegreen, including a reconciliation of net income to EBITDA and Adjusted EBITDA, is set forth below (dollars in thousands):

	For the Three Months Ended June 30,
	2020		2019
	Amount	% of System-wide sales of VOIs (5)	Amount	% of System-wide sales of VOIs (5)
Developed VOI sales (1)	$3,505	27%	$99,271	61%
Secondary market sales	6,584	50%	53,337	33%
Fee-based sales	2,199	17%	83,352	51%
JIT sales	2,508	19%	2,418	1%
Less: Equity trade allowances (6)	(1,697)	-13%	(74,805)	-46%
System-wide sales of VOIs	13,099	100%	163,573	100%
Less: Fee-based sales	(2,199)	-17%	(83,352)	-51%
Gross sales of VOIs	10,900	83%	80,221	49%
Provision for loan losses (2)	(1,846)	-17%	(11,919)	-15%
Sales of VOIs	9,054	69%	68,302	42%
Cost of VOIs sold (3)	(1,038)	-11%	(10,572)	-15%
Gross profit (3)	8,016	89%	57,730	85%
Fee-based sales commissions (4)	1,135	52%	55,343	66%
Financing revenue, net of
financing expense	11,568	88%	11,814	7%
Other fee-based services	38,263	292%	44,710	27%
Cost of other fee-based services	(19,472)	-149%	(27,768)	-17%
Net carrying cost of VOI inventory	(10,913)	-83%	(5,288)	-3%
Selling and marketing expenses	(26,844)	-205%	(83,876)	-51%
General and administrative expenses	(14,036)	-107%	(64,667)	-40%
Operating loss	(12,283)	-94%	(12,002)	-7%
Other income	273		1,993
Benefit for income taxes	3,821		3,957
Net loss	$(8,189)		$(6,052)

Adjustments for EBITDA:
Benefit for income taxes	(3,821)		(3,957)
Loss before taxes	(12,010)		(10,009)
Depreciation and amortization	3,890		3,504
Franchise taxes	—		25
Interest expense (other than interest
incurred on debt that is secured by
VOI notes receivable)	4,369		4,991
Interest income (other than interest
earned on VOI notes receivable)	(1,047)		(1,792)
EBITDA	(4,798)		(3,281)
Adjustments for Adjusted EBITDA:
Loss (gain) on assets held for sale	87		(1,989)
EBITDA attributable to
noncontrolling interest in
Bluegreen/Big Cedar Vacations	(775)		(5,193)
Covid-19 incremental costs	1,368		—
Employee retention credit related to severance	(2,202)		—
Severance	2,229		—
Bass Pro Settlement	—		39,121
Adjusted EBITDA	$(4,091)		$28,658

	For the Six Months Ended June 30,
	2020		2019
	Amount	% of System-wide sales of VOIs (5)	Amount	% of System-wide sales of VOIs (5)
Developed VOI sales (1)	$91,082	60%	$167,424	57%
Secondary market sales	74,500	49%	112,490	38%
Fee-based sales	64,107	43%	150,146	51%
JIT sales	5,608	4%	4,652	2%
Less: Equity trade allowances (6)	(84,809)	-56%	(141,461)	-48%
System-wide sales of VOIs	150,488	100%	293,251	100%
Less: Fee-based sales	(64,107)	-43%	(150,146)	-51%
Gross sales of VOIs	86,381	57%	143,105	49%
Provision for loan losses (2)	(32,199)	-37%	(23,072)	-16%
Sales of VOIs	54,182	36%	120,033	41%
Cost of VOIs sold (3)	(5,137)	-9%	(14,420)	-12%
Gross profit (3)	49,045	91%	105,613	88%
Fee-based sales commissions (4)	42,500	66%	100,555	67%
Financing revenue, net of
financing expense	24,616	16%	24,316	8%
Other fee-based services	86,697	58%	91,322	31%
Cost of other fee-based services	(52,389)	-35%	(59,117)	-20%
Net carrying cost of VOI inventory	(18,827)	-13%	(12,976)	-4%
Selling and marketing expenses	(101,984)	-68%	(149,973)	-51%
General and administrative expenses	(41,093)	-27%	(89,659)	-31%
Operating (loss) profit	(11,435)	-8%	10,081	3%
Other income	406		2,082
Benefit (provision) for income taxes	3,777		(1,346)
Net (loss) income	$(7,252)		$10,817

Adjustments for EBITDA:
(Benefit) provision for income taxes	(3,777)		1,346
(Loss) income before taxes	(11,029)		12,163
Depreciation and amortization	7,789		6,870
Franchise taxes	17		60
Interest expense (other than interest
incurred on debt that is secured by
VOI notes receivable)	8,523		9,235
Interest income (other than interest
earned on VOI notes receivable)	(2,765)		(3,638)
EBITDA	2,535		24,690
Adjustments for Adjusted EBITDA:
Loss (gain) loss on assets held for sale	43		(1,980)
EBITDA attributable to
noncontrolling interest in
Bluegreen/Big Cedar Vacations	(1,681)		(6,974)
Covid-19 incremental costs	1,474		—
Employee retention credit related to severance	(2,202)		—
Severance	6,725		—
Bass Pro Settlement	—		39,121
Adjusted EBITDA	$6,894		$54,857

(1)Developed VOI sales represent sales of VOIs acquired or developed by Bluegreen. Developed VOI sales do not include Secondary Market sales, Fee-Based sales or JIT sales.

(2)Percentages for provision for loan losses are calculated as a percentage of gross sales of VOIs, which excludes Fee-Based sales (and not as a percentage of system-wide sales of VOIs).

(3)Percentages for costs of VOIs sold and gross profit are calculated as a percentage of sales of VOIs (and not as a percentage of system-wide sales of VOIs).

(4)Percentages for Fee-Based sales commission revenue are calculated as a percentage of Fee-Based sales (and not as a percentage of system-wide sales of VOIs).

(5)Represents the applicable line item, calculated as a percentage of system-wide sales of VOIs, unless otherwise indicated in the above footnotes.

(6)Equity trade allowances are amounts granted to customers upon trading in their existing VOIs in connection with the purchase of additional VOIs. Equity trade allowances were generally eliminated in June 2020, with certain exceptions.

Sales of VOIs. Sales of VOIs were $9.1 million and $54.2 million during the three and six months ended June 30, 2020, respectively, and $68.3 million and $120.0 million during the three and six months ended June 30, 2019, respectively. Sales of VOIs were impacted by the factors described below in system-wide sales of VOIs, including primarily the adverse impact of the COVID-19 pandemic. Gross sales of VOIs were reduced by $1.8 million and $32.2 million during the three and six months ended June 30, 2020, respectively, and $11.9 million and $23.1 million during the three and six months ended June 30, 2019, respectively, for the provision for loan losses. The provision for loan losses varies based on the amount of financed, non-fee based sales during the period and changes in Bluegreen’s estimates of future notes receivable performance for existing and newly originated loans. Bluegreen’s provision for loan losses as a percentage of gross sales of VOIs was 17% and 37% during the three and six months ended June 30, 2020, respectively, and 15% and 16% for the three and six months ended June 30, 2019, respectively. The percentage of Bluegreen’s sales which were realized in cash within 30 days from sale was approximately 33% and 44% during the three months ended June 30, 2020 and June 30, 2019, respectively, and 40% and 44% during the six months ended June 30, 2020 and June 30, 2019, respectively.

While it is still too early to know the full impact of COVID-19 on Bluegreen’s default or delinquency rates as of June 30, 2020, Bluegreen believes that the COVID-19 pandemic will have a significant impact on its VOI notes receivable. Accordingly, during the six months ended June 30, 2020, Bluegreen recorded an additional allowance for loan losses of $12.0 million, which includes its customary estimate of customer defaults as a result of the COVID-19 pandemic based on historical experience, forbearance requests received from customers, and other factors, including but not limited to, the seasoning of the notes receivable and FICO scores of the customers. In March 2020, Bluegreen began receiving requests from borrowers requesting a modification of their VOI note receivable due to financial hardship resulting from the economic impacts of the COVID-19 pandemic. As of June 30, 2020, 4.1% of Bluegreen’s portfolio was granted up to a three-month deferral or extension of payments, of which 71% have subsequently resumed payments under the newly modified terms. Hardship requests declined in June 2020 and the program was discontinued on June 30, 2020. In addition to the COVID-19 pandemic impact discussed above, the provision for loan losses was impacted by an increase in the average annual default rates, which Bluegreen believes was due in large part to the receipt of letters from third parties and attorneys who purport to represent VOI owners and who have encouraged such owners to become delinquent and ultimately default on their obligations. Defaults associated with such letters during the six months ended 2020 increased by 16% compared to the same period of 2019. See Note 12: Commitments and Contingencies to the Company’s condensed consolidated financial statements included in Item 1 of this report for additional information regarding such letters and actions Bluegreen has taken in connection with such letters. The impact of the COVID-19 pandemic is highly uncertain and there is no assurance that Bluegreen’s steps taken to mitigate the impact of the pandemic or the timeshare exit firms will be successful. As a result, actual defaults may differ from Bluegreen’s estimates and the allowance for loan losses may not prove to be adequate.

In addition to the factors described below impacting system-wide sales of VOIs, sales of VOIs are impacted by the proportion of system-wide sales of VOIs sold on behalf of third parties on a commission basis, which are not included in sales of VOIs.

The average annual default rates and delinquency rates (more than 30 days past due) on Bluegreen’s VOI notes receivable were as follows:

	For the Twelve Months Ended June 30,
	2020	2019
Average annual default rates	9.50%	8.14%

	As of June 30,
	2020	2019
Delinquency rates	3.36%	3.20%

System-wide sales of VOIs. System-wide sales of VOIs were $13.1 million and $150.5 million during the three and six months ended June 30, 2020, respectively, and $163.6 million and $293.3 million during the three and six months ended June 30, 2019, respectively. System-wide sales of vacation ownership interests increased by 16.5% through February 29, 2020 compared to the same period in 2019. However, as previously described, on March 23, 2020, as a result of the COVID-19 pandemic, Bluegreen temporarily closed all of its VOI sales centers; retail marketing operations at Bass Pro Shops and Cabela’s stores and outlet malls; and Choice Hotels call transfer program. Beginning in mid-May 2020, Bluegreen started the process of recommencing its sales and marketing operations, except for marketing operations at outlet malls due to Bluegreen’s determination that traffic to the malls did not justify reopening. By June 30, 2020, 64 Bass Pro Shops and Cabela’s stores (out of the 89 that were open in March 2020 prior to closures) were open, Bluegreen reactivated its Choice Hotels call transfer program, and 21 of its 26 VOI sales centers were open for sales to existing owners with sales to new prospects open at one of these sales centers. The temporary closure and subsequent reopening of all marketing operations and VOI sales centers as a result of the COVID-19 pandemic significantly impacted system-wide sales of VOIs during the three months ended June 30, 2020 and is expected to continue to significantly impacted system-wide sales of VOIs for the foreseeable future, including the remainder of 2020. However, the ultimate impact, including the extent and duration of the impact, cannot be predicted at this time.

Included in system-wide sales are Fee-Based Sales, JIT Sales, Secondary Market Sales and developed VOI sales. Sales by category are tracked based on which deeded VOI is conveyed in each transaction. Bluegreen manages which VOIs are sold based on several factors, including the needs of fee-based clients, its debt service requirements and default resale requirements under term securitizations and similar transactions. These factors and business initiatives contribute to fluctuations in the amount of sales by category from period to period. Fee-Based Sales comprised 17% and 43% of system-wide sales of VOIs during the three and six months ended June 30, 2020, respectively, and 51% during each of the three and six months ended June 30, 2019, respectively. The decrease in system-wide sales was due in part to the temporary closure of Bluegreen’s VOI sales centers in response to the COVID-19 pandemic, as described above. Bluegreen currently expects that its mix of fee-based inventory will decrease over time, as VOI sales centers reopen. However, Bluegreen intends to remain flexible with respect to sales of the different categories of its VOI inventory based on economic conditions, business initiatives and other considerations, and accordingly these trends may differ from current expectations.

The following table sets forth certain information related to Bluegreen’s system-wide sales of VOIs:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2020	2019	Change		2020	2019	Change
Number of sales centers at period-end (1)	26	26	—		26	26	—
Number of active sales arrangements with
third-party clients at period-end	15	15	—		15	15	—
Total number of VOI sales transactions	841	10,674	-92%		9,527	18,917	-50%
Average sales price per transaction	$15,367	$15,432	—%		$15,829	$15,591	2%
Number of total guest tours	6,089	65,167	-91%		46,754	113,305	-59%
Sale-to-tour conversion ratio – total
marketing guests	13.8%	16.4%	(260)	bp	20.4%	16.7%	370	bp
Number of new guest tours	1,043	40,473	-97%		23,179	68,537	-66%
Sale-to-tour conversion ratio – new marketing guests	14.2%	13.6%	60	bp	17.1%	13.7%	340	bp
Percentage of sales to existing owners	85.8%	53.0%	3,280	bp	61.9%	54.7%	720	bp
Average sales volume per guest	$2,122	$2,528	-16%		$3,225	$2,603	24%

(1)As previously described, during the last week of March 2020, Bluegreen temporarily closed all of its VOI sales centers in response to the COVID-19 pandemic. As of June 30, 2020, 21 of its 26 sales centers were open.

Cost of VOIs Sold. During the three months ended June 30, 2020 and 2019, cost of VOIs sold was $1.0 million and $10.6 million, respectively, and represented 11% and 15%, respectively, of sales of VOIs. During the six months ended June 30, 2020 and 2019, cost of VOIs sold was $5.1 million and $14.4 million, respectively, and represented 9% and 12%, respectively, of sales of VOIs. Cost of VOIs sold as a percentage of sales of VOIs varies between periods based on the relative costs of the specific VOIs sold in each period and the size of the point packages of the VOIs sold (due to offered volume discounts, including consideration of cumulative sales to existing owners). Additionally, the effect of changes in estimates under the relative sales value method, including estimates of sales, future defaults, upgrades and incremental revenue from the resale of repossessed VOI inventory, are reflected on a retrospective basis in the period the change occurs. Therefore, cost of sales will typically be favorably impacted in periods where a significant amount of Secondary Market VOI inventory is acquired or actual defaults and equity trades are higher than anticipated and the resulting change in estimate is recognized. Cost of VOIs sold as a percentage of sales of VOIs decreased during the three and six months ended June 30, 2020 as compared to the prior periods, primarily due to the impact of lower cost secondary market purchases.

Fee-Based Sales Commission Revenue. During the three months ended June 30, 2020 and 2019, Bluegreen sold $2.2 million and $83.4 million, respectively, of third-party VOI inventory under commission arrangements and earned sales and marketing commissions of $1.1 million and $55.3 million, respectively, in connection with those sales. During the six months ended June 30, 2020 and 2019, we sold $64.1 million and $150.1 million, respectively, of third-party VOI inventory under commission arrangements and earned sales and marketing commissions of $42.5 million and $100.6 million, respectively, in connection with those sales. The decreases in sales of third-party developer inventory on a commission basis during the 2020 periods was due primarily to the temporary closure of VOI sales centers as a result of the COVID-19 pandemic and other factors described above. Bluegreen earned an average sales and marketing commission of 52% and 66% during the three and six months ended June 30, 2020, respectively, and 66% and 67% during the three and six months ended June 30, 2019, respectively, which is net of a reserve for commission refunds in connection with early defaults and cancellations, pursuant to the terms of certain of Bluegreen’s fee-based service arrangements. The decrease in sales and marketing commissions as a percentage of fee-based sales for the three months ended June 30, 2020 as compared to June 30, 2019 is primarily related to an increase in Bluegreen’s reserve for cancelation coupled with a period of fewer fee-based sales.

Financing Revenue, Net of Financing Expense. During the three months ended June 30, 2020 and 2019, financing revenue, net of financing expense was $11.6 million and $11.8 million, respectively. During the six months ended June 30, 2020 and 2019, financing revenue, net of financing expense was $24.6 million and $24.3 million, respectively. The change in financing revenues, net of financing expense is primarily attributable to changes in average interest rates and average balances in Bluegreen’s notes receivable portfolio for the periods.

Other Fee-Based Services. During the three months ended June 30, 2020 and 2019, revenue from Bluegreen’s resort operations, club management, and title operations was $38.3 million and $44.7 million, respectively. These other fee-based services revenues were partially offset by expenses directly related to these operations of $19.5 million and $27.8 million, respectively. During the six months ended June 30, 2020 and 2019, revenue from Bluegreen’s resort operations, club management, and title operations was $86.7 million and $91.3 million, respectively. These other fee-based services revenues were partially offset by expenses directly related to these operations of $52.4 million and $59.1 million, respectively.

Other fee-based services revenue decreased 14.4% and 5.1% during the three and six months ended June 30, 2020 compared to the same period in 2019 and cost of other fee-based services decreased by 29.9% and 11.4% during the six months ended June 30, 2020 compared to the same period in 2019 reflecting the temporary closure of many resorts. Cost reimbursement revenue, which primarily consists of payroll and payroll related expenses for management of the HOAs and other services Bluegreen provides where it is the employer, decreased 15% during the three months ended June 30, 2020 as compared to the same 2019 period. Cost reimbursement revenue for the six months ended June 30, 2020 remained relatively flat as compared to the six months ended June 30, 2019. Net of cost reimbursement revenue, resort operations and club management revenues decreased 9% and 5% during the three and six months ended June 30, 2020 as compared to the same 2019 periods, respectively, primarily as a result of decreases in revenues from Bluegreen’s Traveler Plus program, lower food and beverage and other retail operations revenue and lower third-party rental commissions as a result of the COVID-19 pandemic. Bluegreen managed 49 resort properties as of June 30, 2020 and 2019.

Net Carrying Cost of VOI Inventory. The carrying cost of Bluegreen’s VOI inventory was $10.7 million and $8.1 million during the three months ended June 30, 2020 and 2019, respectively, which was partially offset by rental and sampler (expenses) revenues of ($0.2) million and $2.8 million, respectively. The carrying cost of Bluegreen’s VOI inventory was $20.5 million and $17.4 million during the six months ended June 30, 2020 and 2019, respectively, which was partially offset by rental and sampler revenues of $1.7 million and $4.4 million, respectively. The increase in net carrying costs of VOI inventory was primarily related to decreased rentals of developer inventory and decreased sampler stays due to, among other things, government ordered travel restrictions and temporary resort closures in accordance with government mandates and advisories associated with the COVID-19 pandemic and increased maintenance fees associated with our increase in VOI inventory. In certain circumstances, Bluegreen offsets marketing costs by using inventory for marketing guest stays.

Selling and Marketing Expenses. Selling and marketing expenses were $26.8 million and $102.0 million during the three and six months ended June 30, 2020, respectively, and $83.9 million and $150.0 million during the three and six months ended June 30, 2019, respectively. As a percentage of system-wide sales of VOIs, selling and marketing expenses increased to 205% and 68% during the three and six months ended June 30, 2020, respectively, from 51% during both the three and six months ended June 30, 2019. The increase in selling and marketing expenses as a percentage of system-wide sales of VOIs is primarily attributable to certain fixed costs inherent in Bluegreen’s sales and marketing operations and the costs of maintaining certain sales and marketing associates on furlough despite the temporary closure of its VOI sales sites and marketing operations during April and May 2020 as discussed above. In addition, during the month of June Bluegreen incurred costs associated with the reopening of 64 Bass Pro and Cabela’s store locations. Bluegreen utilizes these stores to sell mini-vacation packages to customers for future travel which require the customers to attend a timeshare presentation. During the three and six months ended June 30, 2020, Bluegreen incurred $1.2 million and $3.8 million, respectively, in severance and $10.2 million and $10.9 million, respectively, of payroll and benefits expenses relating to employees on temporary furlough or reduced work hours as a result of the impact of the COVID-19 pandemic.

Bluegreen’s agreement with Bass Pro previously provided for the payment of a variable commission upon the sale of a VOI to a marketing prospect obtained through the Bass Pro marketing channels. As previously discussed, pursuant to the settlement agreement and amended marketing arrangement with Bass Pro entered into during June 2019, the settlement payment and a portion of the ongoing annual marketing fees are fixed costs and/or are subject to annual minimums regardless of the volume of VOI sales produced from the resulting marketing prospects generated from the amended agreement, including reduced sales as a result of the temporary closure of Bluegreen’s sales operations due to the COVID-19 pandemic. If Bluegreen’s amended agreement with Bass Pro does not generate a sufficient number of prospects and leads or is terminated or limited, Bluegreen may not be able to successfully market and sell its products and services, at anticipated levels or at levels required in order to offset the costs associated with its marketing efforts. In addition, the amended arrangement with Bass Pro is expected to result in an increase in marketing costs as a percentage of sales from the program, based on increases in program fixed costs and anticipated VOI sales volumes from this marketing channel. In light of the decrease in sales volumes due to the COVID-19 pandemic, the increase in cost of this marketing program has adversely impacted Bluegreen’s results of operations and cash flow and may continue to have an adverse impact if sales continue to be below expected levels.

General and Administrative Expenses. General and administrative expenses were $14.0 million and $64.7 million during the three months ended June 30, 2020 and 2019, respectively, and $41.1 million and $89.7 million for the six months ended June 30, 2020 and 2019, respectively. As a percentage of system-wide sales of VOIs, general and administrative expenses were 107% and 40% during the three months ended June 30, 2020 and 2019, respectively, and 27% and 31% for the six months ended June 30, 2020 and 2019, respectively. The decrease in the general and administrative expenses was primarily due to $6.9 million in employee retention credit earned in June 2020 under the CARES Act ($2.2 million of which was earned on severance). This credit was partially offset by $0.9 million and $1.7 million in severance cost for corporate employees, during the three and six months ended June 30, 2020, respectively, of which $0.9 million and $1.1 million, respectively, was due to severance related to cost mitigation efforts attributable to the COVID-19 pandemic. Included in general and administrative expenses attributable to sales and marketing operations for the 2019 periods was approximately $39.1 million related to the settlement of the dispute with Bass Pro in June 2019. See Note 12 to the Company’s condensed consolidated financial statements included in Item 1 of this report for additional information regarding the Bass Pro settlement.

BBX Capital Real Estate Reportable Segment

Segment Description

BBX Capital Real Estate (or BBXRE) is engaged in the acquisition, development, construction, ownership, financing, and management of real estate and investments in real estate joint ventures, including investments in multifamily rental apartment communities, single-family master-planned for sale housing communities, and commercial properties located primarily in Florida. In addition, BBXRE owns a 50% equity interest in the Altman Companies, a developer and manager of multifamily apartment communities, and also manages the legacy assets acquired in connection with the Company’s sale of BankAtlantic in 2012, including portfolios of loans receivable, real estate properties, and judgments.

Overview

Although BBXRE has not to date been as significantly impacted by the COVID-19 pandemic as Bluegreen and BBX Sweet Holdings, the effects of the pandemic have impacted BBXRE’s operations and are expected to impact its operating results and financial position for the year ended December 31, 2020. Recent construction activities have continued at BBXRE’s existing projects, and following some disruptions in March and April 2020, sales at BBXRE’s single-family home developments generally returned to pre-pandemic levels. However, the effects of the pandemic, including increased unemployment and economic uncertainty, as well as recent increases in the number of COVID-19 cases in Florida and throughout the United States, have impacted rental activities at BBXRE’s multifamily apartment developments. In addition, the effects of the pandemic, including the impact on general economic conditions and real estate and credit markets, have increased uncertainty relating to the expected timing and pricing of future sales of multifamily apartment developments, single-family homes, and developed lots at BBXRE’s Beacon Lake Community, as well as the timing and financing of new multifamily apartment developments.

While the Company expects that the impact of the COVID-19 pandemic will adversely affect BBXRE’s operating results and financial condition for the year ended December 31, 2020, particularly with respect to the expected timing of sales, the Company evaluated various factors, including asset-specific factors, overall economic and market conditions, and the excess of the expected profits associated with such assets in relation to their carrying amounts, and concluded that, except as discussed below, there had not been a significant decline in the fair value of most of

BBXRE’s real estate assets as of June 30, 2020 that should be recognized as an impairment loss. As part of this evaluation, the Company considered the sales at its single-family home developments (which remain at or near pre-pandemic levels), continued collection of rent at its multifamily apartment developments, and indications that there has not to date been a significant decline in sales prices for single family homes or an increase in capitalization rates for multifamily apartment communities. However, the Company recognized $2.7 million of impairment losses during the six months ended June 30, 2020 primarily related to a decline in the estimated fair values of certain of BBXRE’s investments in joint ventures, including i) a joint venture that is developing an office tower, as the market for office space has been more significantly impacted by the pandemic compared to the single family and multifamily markets in which BBXRE primarily invests, and ii) a joint venture invested in a multifamily apartment community in which BBXRE purchased its interest following the stabilization of the underlying asset at a purchase price calculated based on assumptions related to the timing and pricing of the sale of the asset, both of which have been impacted by the pandemic.

There is no assurance that the real estate market will not be materially adversely impacted by the pandemic or otherwise, that the sales prices of single-family homes will not materially decline, that rents will be paid when due or at all, or that market rents will not materially decline. While government efforts to delay or forestall evictions and the availability of judicial remedies have not to date materially impacted BBXRE’s operations, they may in the future have an adverse impact on both market values and BBXRE’s operating results. Further, the effects of the pandemic may impact the costs of operating BBXRE’s real estate assets, including, but not limited to, an increase in property insurance costs indicated by recent quotes of insurance costs that are higher than pre-pandemic levels, which could also have an adverse impact on market values and BBXRE’s operating results. BBXRE will continue to monitor economic and market conditions and may recognize further impairment losses in future periods as a result of various factors, including, but not limited to, material declines in overall real estate values, sales prices for single family homes, and/or rental rates for multifamily apartments.

Prior to the pandemic, BBXRE previously disclosed that it anticipated that its operating profits would decline in 2020 as compared to recent prior periods when significant sales of assets were consummated, and BBXRE expects that the effects of the COVID-19 pandemic will result in a further decline in its results of operations for 2020. Further, as BBXRE’s primary focus in 2020 was to source investments in new development opportunities with the goal of building a diversified portfolio of real estate investments that generate profits in future periods, the effects of the COVID-19 pandemic may impact BBXRE over a longer term to the extent that its ability to identify new development opportunities that meet its investment criteria or source debt or equity capital from unaffiliated third parties is adversely impacted. While BBXRE may be able to identify opportunistic investments in a recessionary environment that could be funded with available cash, there is no certainty that such opportunities will be identified, that such opportunities will meet the Company’s investment criteria, or that required funds will be available for that purpose.

As a result of the above factors, including the potential impact of the COVID-19 pandemic on sales of existing projects and investments in new development opportunities, BBXRE’s results of operations and financial condition may be materially adversely impacted by the effects of the pandemic in future periods.

The Altman Companies and Related Investments

During the six months ended June 30, 2020, the Altis at Wiregrass joint venture, which was sponsored by the Altman Companies, sold its 392 unit multifamily apartment community in Tampa, Florida. As a result of the sale, BBXRE recognized $0.8 million of equity earnings and received $2.3 million of distributions from the venture during the six months ended June 30, 2020. BBXRE also contributed $1.3 million of additional capital to the Altman Companies to fund operations and invested $10.9 million in existing real estate joint ventures sponsored by the Altman Companies, including $1.6 million in additional equity contributions to the Altis Miramar West, Altis Miramar East, and Altis at Lake Willis joint ventures and an $8.5 million preferred equity contribution to the Altis at Ludlam joint venture.

To date, the COVID-19 pandemic has not significantly impacted construction activities which remain ongoing at the existing projects sponsored by the Altman Companies, and as a result, the Altman Companies continues to generate development and general contractor fees from such projects. In addition, the Altman Companies had collected in excess of 95% of the rents at the multifamily apartment communities under its management through July 2020, although initial collections of August 2020 rent were slower than in prior months. With respect to its leasing activities, while leasing was conducted virtually during March through May 2020, the Altman Companies has reopened its leasing offices for visits by appointment. However, as a result of the effects of the pandemic, the Altman Companies has experienced a decline in tenant demand and in the volume of new leases at certain of its communities, which has resulted in an increase in concessions offered to prospective and renewing tenants in an effort to maintain occupancy at its stabilized communities or increase occupancy at its communities under development. Further, some jurisdictions have imposed moratoriums on evictions.

BBXRE and the Altman Companies currently believe that market participants for multifamily apartment communities similar to those sponsored and managed by the Altman Companies are generally assuming a short to medium term decline in occupancy and market rents and an increase in rent concessions and a recovery in occupancy and rental rates in 12-24 months. However, the impact of the COVID-19 pandemic on the economy remains uncertain, and the effects of the pandemic, including a prolonged economic downturn, high unemployment, the expiration of or a decrease in government benefits to individuals, and government-mandated moratoriums on tenant evictions, could ultimately have a longer term and more significant impact on rental rates, occupancy levels, and rent collections, including an increase in tenant delinquencies and/or requests for rent abatements. These effects would impact the amount of rental revenues generated from the multifamily apartment communities sponsored and managed by the Altman Companies, the extent of management fees earned by the Altman Companies, and the ability of the related joint ventures to stabilize and successfully sell such communities. Furthermore, a decline in rental revenues at developments sponsored by the Altman Companies could require it, as the sponsor and managing member, to fund operating shortfalls in certain circumstances.

Further, BBXRE and the Altman Companies believe that capitalization rates for multifamily apartment communities similar to those sponsored and managed by the Altman Companies have largely remained steady, as the impact of the increased uncertainty in the overall market has generally been seen as having been offset by the impact of the significant decline in interest rates. However, the impact of the COVID-19 pandemic on economic conditions in general, including the uncertainty regarding the severity and duration of such impact, has adversely impacted the level of real estate sales activity and overall credit markets and may ultimately have a significant adverse impact on capitalization rates and real estate values in future periods, particularly if there is a prolonged economic downturn.

If there is a significant adverse impact on real estate values as a result of lower rental revenues, higher capitalization rates, or otherwise, the joint ventures sponsored by the Altman Companies may be unable to sell their respective multifamily apartment developments within the time frames previously anticipated and/or for the previously forecasted sales prices, if at all, which may impact the profits expected to be earned by BBXRE from its investment in the managing member of such projects and could result in the recognition of impairment losses related to BBXRE’s investment in such projects. Furthermore, the Altman Companies may be unable to close on the equity and/or debt financing necessary to commence the construction of new projects, including the development of Altis at Lake Willis, which could result in increased operating losses at the Altman Companies due to a decline in development, general contractor, and management fees, the recognition of impairment losses by BBXRE and/or the Altman Companies related to their current investments in predevelopment expenditures and land acquired for development, and the recognition of impairment losses related to BBXRE’s overall investment in the Altman Companies, as the profitability and value of the Altman Companies is directly correlated with its ability to source new development opportunities.

Beacon Lake Master Planned Development

During the six months ended June 30, 2020, BBXRE continued the development of the lots comprising Phase II of the Beacon Lake Community in St. Johns County, Florida, which is expected to include approximately 400 single-family homes and 196 townhomes, and an additional 79 lots for single-family homes as part of Phase III of the project and sold to homebuilders 71 single family lots and 38 townhome lots. In addition, as part of BBXRE’s efforts to maximize liquidity in light of overall economic conditions, the community development district related to the Beacon Lake Community issued $8.6 million of additional community development bonds. The funds from the issuance were used to reimburse BBXRE for its funding of ongoing development costs related to Phases II and III and the repayment of a portion of the bonds previously issued by the community development district. As of June 30, 2020, BBXRE had entered into purchase agreements with homebuilders to sell developed lots for an additional 373 single-family homes and 158 townhomes as part of Phases II and III and has collected deposits related to these purchase agreements.

Following the initial outbreak of COVID-19 in March 2020, homebuilders at the Beacon Lake Community experienced a decline in the volume of sales traffic and home sales and requested extensions of their existing agreements for the purchase of additional developed lots from BBXRE, and BBXRE agreed to such extensions. Subsequently, sales activity significantly increased in May 2020 and generally returned to pre-pandemic levels in June and July 2020. Accordingly, BBXRE currently expects the remaining sale of developed lots to occur pursuant to the modified takedown schedules under its purchase agreements with homebuilders. However, there is no assurance that this will be the case, and the effects of the COVID-19 pandemic on the economy and demand for single-family housing remain uncertain and could result in further requests by homebuilders to extend the timing of their purchase of developed lots and/or failure of the homebuilders to meet their obligations under these contracts. In addition, a decline in home prices as a result of the economic impacts associated with the COVID-19 pandemic could result in a decrease in contingent revenues expected to be earned by BBXRE in connection with sales of homes by homebuilders on developed lots previously sold to them, as well as a decrease in the expected sales prices for the unsold lots comprising the remainder of the Beacon Lakes Community. Although BBXRE is not currently expecting a significant decrease in the sales prices or fair value of its unsold lots, a significant decline in the demand and pricing for single-family homes could result in the recognition of impairment losses in future periods.

Results of Operations

Information regarding the results of operations for BBXRE is set forth below (dollars in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Sales of real estate inventory	$2,839	424	2,415	9,278	4,660	4,618
Interest income	81	263	(182)	185	465	(280)
Net gains (losses) on sales of real estate assets	13	9,664	(9,651)	(34)	10,996	(11,030)
Other	327	441	(114)	787	1,125	(338)
Total revenues	3,260	10,792	(7,532)	10,216	17,246	(7,030)
Cost of real estate inventory sold	1,474	—	1,474	6,106	2,643	3,463
Recoveries from loan losses, net	(1,525)	(1,424)	(101)	(5,037)	(2,385)	(2,652)
Impairment losses	2,710	—	2,710	2,710	—	2,710
Selling, general and administrative expenses	1,125	1,879	(754)	3,461	4,373	(912)
Total costs and expenses	3,784	455	3,329	7,240	4,631	2,609
Equity in net earnings of unconsolidated joint ventures	145	8,759	(8,614)	696	8,742	(8,046)
Other income	—	8	(8)	—	170	(170)
(Loss) income before income taxes	$(379)	19,104	(19,483)	3,672	21,527	(17,855)

BBX Capital Real Estate’s income before income taxes for the three months ended June 30, 2020 compared to the same 2019 period decreased by $19.5 million primarily due to the following:

•A decrease in net gains on sales of real estate assets primarily due to BBXRE’s sale of various real estate assets during the 2019 period, including RoboVault and land parcels at PGA Station;

•A decrease in equity in net earnings of unconsolidated joint ventures primarily due to sales of real estate during the 2019 period, including the sale of real estate assets by the Altis at Lakeline and PGA Design Center joint ventures and single-family homes by the Chapel Trail joint venture; and

•The recognition of impairment losses during the 2020 period; partially offset by,

•An increase in net profits from the sale of developed lots to homebuilders at the Beacon Lake Community development, as BBXRE sold 23 developed lots during the 2020 period and no developed lots during the 2019 period; and

•A decrease in selling, general and administrative expenses primarily associated with the receipt of a legal settlement with a title company in the 2020 period.

BBX Capital Real Estate’s income before income taxes for the six months ended June 30, 2020 compared to the same 2019 period decreased by $17.9 million primarily due to the following:

•A decrease in net gains on sales of real estate assets and equity in net earnings of unconsolidated joint ventures associated with the sales described above in the 2019 period; and

•The above mentioned recognition of impairment losses during the 2020 period; partially offset by,

•An increase in net profits from the sale of developed lots to homebuilders at the Beacon Lake Community development, as BBXRE sold 110 developed lots during the 2020 period and 51 developed lots during the 2019 period;

•A net increase in recoveries from loan losses primarily due to a settlement with a financial institution servicing loans and guarantors for BBXRE; and

•A decrease in selling, general and administrative expenses primarily due to the above mentioned legal settlement with a title company and lower operating expenses due to the sale of RoboVault.

BBX Sweet Holdings Reportable Segment

Segment Description

BBX Sweet Holdings is engaged in the ownership and management of operating businesses in the confectionery industry, including IT’SUGAR, Hoffman’s Chocolates, and Las Olas Confections and Snacks. IT’SUGAR is a specialty candy retailer whose products include bulk candy, candy in giant packaging, and licensed and novelty items. Hoffman’s Chocolates is a retailer of gourmet chocolates with retail locations in South Florida, and Las Olas Confections and Snacks is a manufacturer and wholesaler of chocolate and other confectionery products.

Overview

Although BBX Sweet Holdings’ results from operations were improved for the first two months of 2020 as compared to 2019, reflecting, among other things, IT’SUGAR’s opening of a three story candy department store at American Dream in New Jersey in December 2019 and the opening of three other stores in 2019, BBX Sweet Holdings has been materially adversely impacted by the effects of the COVID-19 pandemic.

In March 2020, as a result of various factors, including government-mandated closures and CDC and WHO advisories in connection with the COVID-19 pandemic, IT’SUGAR closed all of its retail locations and furloughed all store employees and the majority of its corporate employees. During the three months ended June 30, 2020, IT’SUGAR reopened 85 of its retail locations (out of approximately 100 locations that were open prior to the pandemic) as part of a phased reopening plan, and as part of this plan, it implemented revised store floor plans, increased sanitation protocols and began recalling furloughed store and corporate employees to full or part-time employment. Subsequent to June 30, 2020, IT’SUGAR reopened an additional 11 of its retail locations but was required to close 4 previously reopened retail locations as a result of various governments reimplementing mandated closures. In addition, on a daily basis, IT’SUGAR has had to temporarily close 4-6 locations due to staffing shortages. Sales at IT’SUGAR’s retail locations that were open as of June 30, 2020 declined during the second quarter of 2020 by approximately 48% as compared to the comparable period in 2019, and sales at its locations that were open as of July 31, 2020 declined by approximately 43% during July 2020 as compared to the comparable period in 2019. There is no assurance that sales volumes will improve or will not further decline, as the duration and severity of the COVID-19 pandemic and its effects on demand and future sales levels, including a recessionary economic environment and the potential impact of the pandemic on consumer behavior, remain uncertain. In addition, IT’SUGAR may close additional previously reopened locations as a result of various factors, including governments reimplementing mandated closures, continued staffing shortages, or insufficient sales volumes. Further, there is uncertainty as to when IT’SUGAR will be able to reopen locations that have remained closed since March 2020 or that were subsequently closed following their initial reopening.

As a result of the closure of its retail locations, IT’SUGAR ceased paying rent to the landlords of such locations in April 2020 and has been engaged in negotiations with its landlords for rent abatements, deferrals, and other modifications for the period of time that the locations were or have been closed and the period of time that the locations are opened and operating under conditions which are affected by the pandemic. Accordingly, as of June 30, 2020, IT’SUGAR had accrued and unpaid current rental obligations of $4.5 million, which are included in other liabilities in the Company’s condensed consolidated statement of financial condition, and had received default notices from landlords in relation to 28 of its locations. While IT’SUGAR had executed lease amendments in relation to 16 of its retail locations as of June 30, 2020 and an additional 5 of its retail locations subsequent to June 30, 2020, it remains involved in ongoing and active negotiations with most of its landlords and has only paid a portion of July 2020 rent for most of its locations (including many locations for which IT’SUGAR had previously executed lease amendments related to rent concessions for April through June 2020). In connection with these negotiations, IT’SUGAR’s landlords have in some cases indicated that they might provide additional relief if IT’SUGAR opened additional locations at certain of the landlords’ other retail locations. The terms of the executed lease amendments vary and include a combination of rent abatements and deferrals. For amendments that provide for the deferral of rent, the repayment terms generally contemplate a repayment period during the remainder of 2020 and through the end of 2021. Certain amendments also provide for the payment of rent based on a percentage of sales volumes for a period of one year to two years in lieu of previously scheduled fixed and variable lease costs under the terms of the existing leases. However, there is no assurance that IT’SUGAR will be able to execute agreements with the landlords of its remaining locations relating to rents for the months of April through June 2020 or, if necessary, with all of its landlords relating to rents for the remaining months of 2020. Furthermore, due to the uncertainty related to IT’SUGAR’s business as a result of the pandemic, including the potential impact on sales volumes and the possibility of additional closures of its retail locations, there is no assurance that it will be in a position to meet its obligations under the terms of lease agreements and amendments that have been executed or are otherwise being negotiated. Further, there is no assurance that the terms of lease amendments that have been executed or are being negotiated will provide sufficient relief for IT’SUGAR to stabilize and maintain its full operations. If IT’SUGAR’s negotiations with its landlords are not successful and its failure to pay rent constitutes an event of default under the applicable lease agreements, IT’SUGAR’s landlords may also pursue remedies available to them pursuant to such agreements, which may include the acceleration of liabilities under the lease agreements and the initiation of eviction proceedings.

In April 2020, BBX Capital, through a wholly-owned subsidiary of BBXRE, purchased IT’SUGAR’s revolving line of credit and equipment note from the respective lenders for the aggregate outstanding principal balance of the loans of $4.3 million plus accrued interest and subsequently advanced an additional $2.0 million to IT’SUGAR pursuant to the terms of the loans. However, BBX Capital is continuing to evaluate the potential operating deficits and liquidity requirements of its subsidiaries as a result of the impact of the COVID-19 pandemic and may determine not to provide additional funding or capital to subsidiaries whose operations they believe may not be sustainable. There is no assurance that BBX Capital or its other subsidiaries will provide additional funds to IT’SUGAR.

The effects of the COVID-19 pandemic on demand, sales levels, and consumer behavior, as well as the current recessionary economic environment, have had and could continue to have a material adverse effect on IT’SUGAR’s business, results of operations, and financial condition. As a result of the impact of the pandemic on IT’SUGAR’s business, including the above mentioned decline in sales volumes as a result of the prolonged closure of its retail locations, decrease in customer traffic in its stores, and the impact of the pandemic on demand and consumer behavior, IT’SUGAR does not believe that it will have sufficient liquidity to continue its operations if it is unable to obtain significant rent abatements or deferrals from its landlords and amended payment terms from its vendors and its sales volumes do not recover and stabilize in a reasonable period of time. Further, based on its current estimates, IT’SUGAR expects that it will require additional funding or capital in 2020 in order to maintain its operations and is engaged in efforts to obtain additional funding from BBX Capital or other outside investors. If IT’SUGAR is unable to successfully negotiate with its landlords and vendors, its sales volumes do not recover, and it is unable to obtain additional funding or capital, IT’SUGAR would need to consider pursuing a formal or informal restructuring.

As a result of the above factors, the Company recognized $25.3 million of impairment losses related to IT’SUGAR’s goodwill and long-lived assets during the six months ended June 30, 2020, including the recognition of a goodwill impairment loss of $20.3 million during the three months ended March 31, 2020 based on a decline in the estimated fair value of IT’SUGAR as of March 31, 2020. See Notes 1 and 8 to the Company’s condensed consolidated financial statements included in Item 1 of this report for additional information with respect to the Company’s recognition of impairment losses related to IT’SUGAR, including the Company’s significant estimates and assumptions related to IT’SUGAR and the fact that such assumptions may change over time as a result of the COVID-19 pandemic, which may result in the recognition of additional impairment losses related to IT’SUGAR’s assets that would be material to the Company’s financial statements.

In addition to the material adverse impact of the COVID-19 pandemic on IT’SUGAR’s operations, BBX Sweet Holdings’ other operations have also been adversely impacted by the pandemic. In March 2020, Hoffman’s Chocolates closed all of its retail locations to customer traffic and limited sales to curbside pickup (where allowable by government mandates) and online customers. During the three months ended June 30, 2020, it reopened all of its locations and achieved sales volumes at approximately 70% of pre-pandemic levels (as compared to the comparable period in 2019). In addition, while Las Olas Confections and Snacks’ manufacturing and distribution processes were not materially impacted by the pandemic, its sales during the three months ended June 30, 2020 were approximately 51% of pre-pandemic levels (as compared to the comparable period in 2019). Hoffman’s Chocolates and Las Olas Confections and Snacks have also been engaged in negotiations with the landlords of their respective retail and manufacturing locations for rent abatements, deferrals, and other modifications. As of June 30, 2020, Hoffman’s Chocolates and Las Olas Confections and Snacks had accrued and unpaid current rental obligations of $0.3 million, which are included in other liabilities in the Company’s condensed consolidated statement of financial condition, and they had executed lease amendments with respect to 4 of such locations, including Las Olas Confections and Snacks’ manufacturing facility in Orlando, Florida. Subsequent to June 30, 2020, Hoffman’s Chocolates executed lease amendments with respect to an additional 2 of its retail locations. Similar to IT’SUGAR, there is no assurance that the sales volumes of these businesses will improve, and they may be required to close previously reopened locations as a result of governments reimplementing mandated closures or otherwise. Furthermore, there is no assurance that Hoffman’s Chocolates will be able to execute lease amendments with the landlords of its remaining locations, and due to the uncertainty related to these businesses as a result of the pandemic, there is no assurance they will be in position to meet their obligations under the terms of lease agreements and amendments that have been executed or are otherwise being negotiated.

Results of Operations

Information regarding the results of operations for BBX Sweet Holdings is set forth below (dollars in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2020		2019	Change	2020	2019	Change
Trade sales		$5,248	25,857	(20,609)	26,577	47,988	(21,411)
Cost of trade sales		(9,045)	(16,237)	7,192	(23,815)	(31,634)	7,819
Gross margin		(3,797)	9,620	(13,417)	2,762	16,354	(13,592)
Selling, general and administrative expenses		5,740	10,563	(4,823)	16,640	20,774	(4,134)
Total operating losses		(9,537)	(943)	(8,594)	(13,878)	(4,420)	(9,458)
Interest and other income		173	113	60	345	352	(7)
Impairment losses		(595)	—	(595)	(25,303)	—	(25,303)
Interest expense		(55)	(54)	(1)	(116)	(98)	(18)
Loss before income taxes		$(10,014)	(884)	(9,130)	(38,952)	(4,166)	(34,786)
Gross margin percentage	%	(72.35)	37.20	(109.55)	10.39	34.08	(23.69)
SG&A as a percent of trade sales	%	109.38	40.85	68.53	62.61	43.29	19.32

BBX Sweet Holdings’ loss before income taxes for the three months ended June 30, 2020 was $10.0 million compared to $0.9 million during the same 2019 period, which reflects the following:

•A decrease in trade sales primarily due to the impacts of the COVID-19 pandemic described above, including the temporary closing of all of IT’SUGAR’s retail locations in March 2020; and

•A significant decline in gross margin percentage as a result of ongoing lease costs associated with BBX Sweet Holdings’ retail and manufacturing locations; partially offset by

•A net decrease in selling, general and administrative expenses primarily due to the furlough of all of IT’SUGAR’s store employees and the majority of its corporate employees from March 2020 to June 2020 as a result of the COVID-19 pandemic.

BBX Sweet Holdings’ loss before income taxes for the six months ended June 30, 2020 was $39.0 million compared to $4.2 million during the same 2019 period. The increase was primarily due to the recognition of impairment losses in 2020 due to a decline in the estimated value of the goodwill and long-lived assets associated with BBX Sweet Holdings’ reporting units as a result of the impact of the COVID-19 pandemic on market conditions, as well as the factors described above related to the three months ended June 30, 2020 and 2019.

Information regarding the results of operations for IT’SUGAR for the three and six months ended June 30, 2020 and 2019 is set forth below (dollars in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2020		2019	Change	2020	2019	Change
Trade sales		$3,609	21,454	(17,845)	19,597	38,669	(19,072)
Cost of trade sales		(7,117)	(12,320)	5,203	(17,828)	(23,540)	5,712
Gross margin		(3,508)	9,134	(12,642)	1,769	15,129	(13,360)
Selling, general and administrative expenses		4,330	8,972	(4,642)	13,327	17,078	(3,751)
Total operating (losses) profits		(7,838)	162	(8,000)	(11,558)	(1,949)	(9,609)
Interest and other income		40	16	24	70	226	(156)
Impairment losses		(595)	—	(595)	(24,948)	—	(24,948)
Interest expense		(35)	(35)	—	(76)	(57)	(19)
(Loss) income before income taxes		$(8,428)	143	(8,571)	(36,512)	(1,780)	(34,732)
Gross margin percentage	%	(97.20)	42.57	(139.77)	9.03	39.12	(30.09)
SG&A as a percent of trade sales	%	119.98	41.82	78.16	68.01	44.16	23.85

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

Overview

Renin has not to date been significantly impacted by the COVID-19 pandemic, and it has continued to operate both of its manufacturing and distribution facilities, source various products and raw materials from China and Vietnam, and sell its products through various channels. Although Renin has experienced a decline in sales to certain customers as a result of concerns related to the pandemic, these declines have been offset by an increase in sales to various customers in its retail and commercial channels. In particular, Renin has observed an increase in online orders in its retail channel and has also experienced an increase in sales to former customers in its commercial channel who previously began sourcing products in China and have returned as customers following the implementation of tariffs on Chinese products. In addition, Renin has realized cost reductions as a result of the pandemic, including lower costs related to travel and trade shows and wage subsidies related to employees in its Canadian offices.

Although Renin’s operations have not to date been significantly impacted by the pandemic, the effects of the pandemic, including a recessionary economic environment, could have a significant adverse impact on Renin’s results of operations and financial condition in future periods, particularly if an economic downturn is prolonged in nature and impacts consumer demand or the effects of the pandemic result in material disruptions in the supply chains for its products and raw materials. Further, while Renin has begun to diversify its supply chain and transfer the assembly of certain products from foreign suppliers to its own manufacturing facilities, Renin continues to source products and raw materials from China. As a result, disruptions in its supply chain from China as a result of various factors, including increased tariffs or closures in the supply chain, could impact Renin’s cost of product and ability to meet customer demand.

Renin is currently evaluating various opportunities to expand its operations, including through acquisitions.

Results of Operations

Information regarding the results of operations for Renin is set forth below (dollars in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2020		2019	Change	2020	2019	Change
Trade sales		$17,175	15,339	1,836	34,621	34,682	(61)
Cost of trade sales		(13,852)	(12,889)	(963)	(28,127)	(28,006)	(121)
Gross margin		3,323	2,450	873	6,494	6,676	(182)
Selling, general and administrative expenses		2,035	2,442	(407)	4,653	5,477	(824)
Total operating profits		1,288	8	1,280	1,841	1,199	642
Other revenue		—	152	(152)	(3)	152	(155)
Interest expense		(71)	(116)	45	(185)	(256)	71
Foreign exchange (loss) gain		(6)	(29)	23	272	(24)	296
Income before income taxes		$1,211	15	1,196	1,925	1,071	854
Gross margin percentage	%	19.35	15.97	3.38	18.76	19.25	(0.49)
SG&A as a percent of trade sales	%	11.85	15.92	(4.07)	13.44	15.79	(2.35)

Renin’s income before income taxes for the three months ended June 30, 2020 was $1.2 million compared to $15,000 during the same 2019 period. The increase was primarily due to the following:

•An increase in Renin’s trade sales resulting primarily from a net increase in sales to customers in its retail and commercial channels;

•An improvement in Renin’s gross margin percentage, which reflects a lower cost of manufactured products primarily as a result of the receipt of relief from the Canadian government in the form of wage subsidies for employees in Renin’s manufacturing facility in Canada; and

•A decrease in selling, general and administrative expenses primarily due to lower travel and trade show expenses as a result of travel restrictions associated with the COVID-19 pandemic.

Renin’s income before income taxes for the six months ended June 30, 2020 was $1.9 million compared to $1.1 million during the same 2019 period. The increase was primarily due to reduced selling, general and administrative expenses associated with lower marketing expenses from reduced travel and trade show costs and open positions.

Other

Other in the Company’s segment information includes its investments in other operating businesses, including a restaurant located in South Florida that was acquired through a loan foreclosure and an insurance agency, as well as its operations as a franchisee of MOD Pizza restaurant locations in Florida, which the Company exited in September 2019.

During the six months ended June 30, 2020, the Company recognized $3.6 million of impairment losses related to certain of these investments primarily resulting from the effects of the COVID-19 pandemic on the estimated value of the businesses.

Reconciling Items and Eliminations

Reconciling items and eliminations in the Company’s segment information includes the following:

•BBX Capital’s corporate general and administrative expenses;

•Interest expense primarily associated with Woodbridge’s junior subordinated debentures and BBX Capital’s $50.0 million revolving line of credit and redeemable cumulative preferred stock;

•Interest income on interest-bearing cash accounts; and

•The elimination of Bluegreen’s interest income on its $80.0 million notes receivable from BBX Capital.

Corporate General and Administrative Expenses

BBX Capital’s corporate general and administrative expenses consist primarily of costs associated with administering the various support functions at its corporate headquarters, including executive compensation, legal, accounting, human resources, investor relations, and executive offices. BBX Capital’s corporate general and administrative expenses for the three and six months ended June 30, 2020 were $8.8 million and $16.8 million, respectively, compared to $11.9 million and $24.0 million for the comparable 2019 periods. The decrease in corporate general and administrative expenses for the 2020 periods as compared to the same 2019 periods primarily reflects the allocation of compensation expense related to BBX Capital’s Chief Executive Officer and Chief Financial Officer to Bluegreen as a result of their expanded roles at Bluegreen in the 2020 periods, as well as an updated estimate of the allocation of annual executive bonus expenses expected to be paid in cash and stock.

Interest Expense

Excluding its note payable to Bluegreen, BBX Capital’s interest expense for the three and six months ended June 30, 2020 was $0.8 million and $1.6 million, respectively, compared to $1.4 million and $2.9 million for the comparable 2019 periods. The decrease in interest expense during the three and six months ended June 30, 2020 compared to the same 2019 periods primarily resulted from the repayment of BBX Capital’s mandatorily redeemable cumulative preferred stock in December 2019, lower interest expense on Woodbridge’s junior subordinated debentures associated with the impact of lower rates on the variable rates of interest on such debt during the 2020 periods, and the repayment of the outstanding balance of $30.0 million on BBX Capital’s $50.0 million revolving line of credit in January 2019.

BBX Capital’s interest expense on the $80.0 million note payable to Bluegreen was $0.9 million and $2.1 million for the three and six months ended June 30, 2020 compared to $1.2 million and $2.4 million for the comparable 2019 periods. The decrease in interest expense reflects an amendment to the loan agreement effective April 17, 2020 which reduced the interest rate from 6% to 4%. The interest expense on this note and the related interest income recognized by Bluegreen are eliminated in the Company’s consolidated statements of operations.

Interest Income

During the three and six months ended June 30, 2020, the Company recognized $0.2 million and $0.7 million, respectively, of interest and investment income from BBX Capital’s interest-bearing cash accounts and other investments compared to $0.5 million and $0.9 million during the comparable 2019 periods. The decline in interest income reflects lower interest rates on interest earning assets during the 2020 periods

Provision for Income Taxes

The Company estimates its effective annual income tax rate on a quarterly basis based on current and forecasted operating results for the annual period and applies the estimated effective income tax rate to its loss before income taxes reduced by net income attributable to noncontrolling interests in joint ventures taxed as partnerships.

The Company’s effective income tax rate was approximately (19%) and 1% during the three and six months ended June 30, 2020, respectively. The Company’s effective income tax rate for the three months ended June 30, 2020 was different than the expected federal income tax rate of 21% due to the impact of a change in the Company’s forecasted operating results for the annual period, which resulted in the reversal of the tax benefit recognized during the three months ended March 31, 2020. The Company’s effective income tax rate for the six months ended June 30, 2020 was different than the expected federal income tax rate of 21% due to the impact the Company’s nondeductible executive compensation and state income taxes. The effective income tax rate for the 2020 period reflects a current estimated ordinary taxable loss for the year ended December 31, 2020 resulting primarily from the effects of the COVID-19 pandemic.

The Company’s effective income tax rate was approximately 35% during the three and six months ended June 30, 2019. The effective tax rate for the three and six months ended June 30, 2019 excludes the tax benefit associated with the $39.1 million Bass Pro litigation settlement, which the Company accounted for as a discrete item at the statutory income tax rate of 26%.

Net Income or Loss Attributable to Noncontrolling Interests

BBX Capital’s consolidated financial statements include the results of operations and financial position of various partially-owned subsidiaries in which it holds a controlling financial interest, including Bluegreen, Bluegreen/Big Cedar Vacations, and IT’SUGAR. As a result, the Company is required to attribute net income or loss to the noncontrolling interests in these subsidiaries.

Net loss attributable to noncontrolling interests was $0.9 million and $3.4 million during the three and six months ended June 30, 2020 compared to net income attributable to noncontrolling interests of $4.0 million and $7.2 million for the comparable 2019 period. The decrease in net income attributable to noncontrolling interests for the three months ended June 30, 2020 compared to the same 2019 period was primarily due to lower earnings at the Bluegreen/Big Cedar Vacations joint venture and increased losses at IT’SUGAR. The decrease in net income attributable to noncontrolling interests for the six months ended June 30, 2020 compared to the same 2019 period was primarily due to increased losses at IT’SUGAR, including the recognition of impairment losses related to its goodwill and long lived assets, as well as a decrease in the net income of Bluegreen and the Bluegreen/Big Cedar Vacations joint venture.

Consolidated Cash Flows

A summary of our consolidated cash flows is set forth below (in thousands):

	For the Six Months Ended June 30,
	2020	2019
Cash flows (used in) provided by operating activities	$(16,014)	2,294
Cash flows (used in) provided by investing activities	(14,886)	16,335
Cash flows used in financing activities	(2,466)	(58,482)
Net decrease in cash, cash equivalents and restricted cash	$(33,366)	(39,853)
Cash, cash equivalents and restricted cash at beginning of period	406,870	421,097
Cash, cash equivalents and restricted cash at end of period	$373,504	381,244

Cash Flows used in Operating Activities

The Company’s cash used in operating activities increased by $18.3 million during the six months ended June 30, 2020 compared to the same 2019 period primarily due to increased operating losses as a result of the impacts of the COVID-19 pandemic, including a decrease in cash sales and down payments from Bluegreen’s customers reflecting the closure of VOI sales locations and a decrease in trade sales primarily reflecting the closure of BBX Sweet Holdings’ retail locations and subsequent impact on consumer demand, and lower distributions from unconsolidated real estate joint ventures, partially offset by a reduction in spending on the acquisition and development of VOI and real estate inventory during the 2020 period as compared to the 2019 period and a $16.0 million reduction in settlement payments made by Bluegreen to Bass Pro pursuant to the settlement agreement entered into in June 2019.

Cash Flows used in Investing Activities

The Company’s cash used in investing activities increased by $31.2 million during the six months ended June 30, 2020 compared to the same 2019 period primarily due to lower distributions from unconsolidated real estate joint venture and decreased proceeds from the sale of real estate, partially offset by decreased spending by Bluegreen for property and equipment and an increase in loan recoveries in the legacy asset portfolio.

Cash Flows used in Financing Activities

The Company’s cash used in financing activities decreased by $56.0 million during the six months ended June 30, 2020 compared to the same 2019 period, which was primarily due to a $63.6 million increase in net borrowings on the Company’s notes payable and other borrowings, which included additional borrowings by Bluegreen on its credit facilities and various receivable-backed facilities in an effort to increase its cash position and ensure adequate liquidity for a prolonged period as a result of the COVID-19 pandemic, partially offset by Bluegreen’s repurchase of $11.7 million of its common stock in a private transaction during the 2020 period.

Seasonality

Bluegreen has historically, and expects to continue to experience, seasonal fluctuations in its revenues and results of operations. This seasonality has resulted, and may continue to result, in fluctuations in Bluegreen’s quarterly operating results. Due to consumer travel patterns, Bluegreen typically experienced more tours and higher VOI sales during the second and third quarters. However, due to the impact of the COVID-19 pandemic, including the temporary closures of its marketing operations and VOI sales centers as described in more detail above, Bluegreen experienced significantly decreased sales of VOIs in the second quarter of 2020 as compared to prior years and expects such decrease as compared to prior periods to continue for the remainder of 2020 and periods subsequent thereto.

BBX Sweet Holdings’ businesses are subject to seasonal fluctuations in trade sales, which cause fluctuations in BBX Sweet Holdings’ quarterly results of operations. Historically, IT’SUGAR generated its strongest retail trade sales during the months from June through August, as well as during the month of December, when families are on vacation. BBX Sweet Holdings’ other operating businesses historically generated their strongest trade sales during the fourth quarter in connection with various holidays in the United States. Due primarily to the closures of IT’SUGAR’s retail locations as a result of COVID-19 pandemic and an anticipated reduction in families on vacation and consumer demand, BBX Sweet Holdings experienced significantly decreased sales in the second quarter of 2020 as compared to prior years and anticipates significantly reduced sales during the coming months as compared to the same months in prior years.

Commitments

The Company’s material commitments as of June 30, 2020 included the required payments due on receivable-backed debt, notes payable and other borrowings, junior subordinated debentures, commitments to complete certain projects based on its sales contracts with customers, subsidy advances to certain HOAs, and commitments under non-cancelable operating leases.

The following table summarizes the contractual minimum principal and interest payments required on the Company’s outstanding debt, outstanding payments required under the Bass Pro settlement agreement, and payments required on the Company’s non-cancelable operating leases by period due date as of June 30, 2020 (in thousands):

	Payments Due by Period
					Unamortized
					Debt
	Less than	1 — 3	4 — 5	After 5	Issuance
Contractual Obligations	1 year	Years	Years	Years	Costs	Total
Receivable-backed notes payable	$1,290	10,726	127,742	264,485	(4,438)	399,805
Notes payable and other borrowings	19,644	25,921	149,414	30,832	(2,383)	223,428
Jr. subordinated debentures	—	—	—	177,129	(39,426)	137,703
Noncancelable operating leases	13,393	50,288	34,495	48,556	—	146,732
Bass Pro settlement agreement	4,000	8,000	4,000	—	—	16,000
Total contractual obligations	38,327	94,935	315,651	521,002	(46,247)	923,668
Interest Obligations (1)
Receivable-backed notes payable	13,958	27,538	24,384	69,225	—	135,105
Notes payable and other borrowings	7,838	14,543	9,828	27,449	—	59,658
Jr. subordinated debentures	9,374	18,748	18,748	99,848	—	146,718
Total contractual interest	31,170	60,829	52,960	196,522	—	341,481
Total contractual obligations	$69,497	155,764	368,611	717,524	(46,247)	1,265,149

(1)Assumes that the scheduled minimum principal payments are made in accordance with the table above and the interest rate on variable rate debt remains the same as the rate at June 30, 2020.

In lieu of paying maintenance fees for unsold VOI inventory, Bluegreen may enter into subsidy agreements with certain HOAs. During the six months ended June 30, 2020 and 2019, Bluegreen made payments related to such subsidies of $4.6 million and $4.8 million, respectively, which are included in cost of other fee-based services. As of June 30, 2020, Bluegreen had $7.0 million accrued for such subsidies, which is included in accrued liabilities and other in the Company’s condensed consolidated statement of financial condition as of such date. As of December 31, 2019, Bluegreen had no accrued liabilities for such subsidies.

In December 2019, Bluegreen’s then-serving President and Chief Executive Officer resigned. In connection with his resignation, Bluegreen agreed to make payments totaling $3.5 million over a period of 18 months, $2.4 million of which remained payable as of June 30, 2020. Additionally, during 2019, Bluegreen entered into certain agreements with other executives related to their separation from Bluegreen or change in position. Pursuant to the terms of these agreements, Bluegreen agreed to make payments totaling $2.5 million through November 2020. As of June 30, 2020, $0.4 million remained payable under these agreements.

BBX Capital and Subsidiaries, excluding Bluegreen

At the current time, BBX Capital intends to use its cash in order to satisfy the payments required under its contractual obligations for the foreseeable future, while its subsidiaries will use, to the extent available, their respective cash on hand, cash flows from operations, and cash received from new borrowings under existing or future debt facilities in order to satisfy their respective obligations. However, as a result of the COVID-19 pandemic and the related impact on the Company’s operations, there is no assurance that BBX Capital’s subsidiaries will have sufficient cash from such sources to satisfy their respective contractual obligations and maintain their respective operations.

While BBX Capital has available cash that it may use to contribute to or fund the obligations and commitments of its subsidiaries, BBX Capital intends to evaluate the facts and circumstances of the cash requirements of each of its subsidiaries, including their operating deficits, their liquidity requirements, and the sustainability of their operations as a result of the COVID-19 pandemic and otherwise, and make a determination of whether and to what extent it will make funds available to each subsidiary.

Bluegreen

Bluegreen intends to use cash on hand and cash flow from operations, including cash received from the sale or pledge of VOI notes receivable and cash received from new borrowings under existing or future debt facilities, in order to satisfy the principal payments required on its contractual obligations.

Bluegreen believes that its existing cash, anticipated cash generated from operations, anticipated future permitted borrowings under existing or future credit facilities, and anticipated future sales of notes receivable under existing, future, or replacement purchase facilities will be sufficient to meet its anticipated working capital, capital expenditure, and debt service requirements, including the contractual payment of the obligations set forth above, for the foreseeable future, subject to the success of its ongoing business strategies, the ongoing availability of credit, and the success of the actions Bluegreen has taken in response to the COVID-19 pandemic to mitigate the impact of the pandemic. Bluegreen will continue its efforts to renew, extend, or replace any credit and receivables purchase facilities that have expired or that will expire in the near term. Bluegreen may, in the future, also obtain additional credit facilities and may issue corporate debt or equity securities. Any debt incurred or issued may be secured or unsecured, bear interest at fixed or variable rates, and may be subject to such terms as the lender may require and Bluegreen’s management believes acceptable. There can be no assurance that Bluegreen’s efforts to renew or replace credit facilities or receivables purchase facilities which have expired or which are scheduled to expire in the near term will be successful, or that sufficient funds will be available from operations or under existing, proposed, or future revolving credit or other borrowing arrangements or receivables purchase facilities to meet Bluegreen’s cash needs, including debt service obligations. To the extent Bluegreen is unable to sell notes receivable or borrow under such facilities, Bluegreen’s ability to satisfy its obligations would be materially adversely affected.

Bluegreen’s receivables purchase facilities, credit facilities, indentures, and other outstanding debt instruments include what Bluegreen believes to be customary conditions to funding, eligibility requirements for collateral, cross-default and other acceleration provisions, and certain financial and other affirmative and negative covenants, including, among others, limits on the incurrence of indebtedness, payment of dividends, investments in joint ventures and other restricted payments, the incurrence of liens and transactions with affiliates, as well as covenants concerning net worth, fixed charge coverage requirements, debt-to-equity ratios, portfolio performance requirements and cash balances, and events of default or termination. In the future, Bluegreen may be required to seek waivers of such covenants but may not be successful in obtaining waivers, and such covenants may limit its ability to raise funds, sell receivables, or satisfy or refinance its obligations, or otherwise adversely affect its financial condition and results of operations, as well as its ability to pay dividends. In April 2020, Bluegreen’s board of directors suspended regular quarterly cash dividends on its common stock due to the impact of the COVID-19 pandemic. While Bluegreen declared a special dividend during July 2020 which is payable on August 21, 2020 to shareholders of record as of the close of trading on August 6, 2020, no regular or any other special cash dividends are currently anticipated, and BBX Capital has agreed to use the proceeds of the special dividend to repay its outstanding $80.0 million debt owed to Bluegreen. Bluegreen’s future operating performance and ability to meet its financial obligations will be subject to future economic conditions and to financial, business and other factors, many of which may be beyond Bluegreen’s control.

Pursuant to a settlement agreement Bluegreen entered into with Bass Pro and its affiliates during June 2019, Bluegreen paid Bass Pro $20.0 million and agreed to make five annual payments to Bass Pro of $4.0 million, which commenced in January 2020. Additionally, in lieu of the previous commission arrangement, Bluegreen agreed to pay Bass Pro a fixed annual fee of $70,000 for each Bass Pro and Cabela’s retail store that Bluegreen is accessing (excluding sales at retail stores which are designated to provide tours to Bluegreen/Big Cedar Vacations, or “Bluegreen/Big Cedar feeder stores”), plus $32.00 per net vacation package sold (less cancellations or refunds within 45 days of sale). Bluegreen also agreed to contribute to the Wonders of Wildlife Foundation $5.00 per net package sold (less certain cancellations and refunds within 45 days of sale), subject to an annual minimum of $700,000. Subject to the terms and conditions of the settlement agreement, Bluegreen will generally be required to pay the fixed annual fee with respect to at least 59 Bass Pro retail stores and a minimum number of Cabela’s retail stores that increases over time to a total of at least 60 Cabela’s retail stores by the end of 2021. In January 2020, Bluegreen paid $5.2 million for this fixed fee, of which $2.7 million was prepaid and is included in other assets in the Company’s condensed consolidated statement of financial condition as of June 30, 2020. Bluegreen had marketing operations at 15 Cabela’s stores at June 30, 2020 and is required to begin marketing operations in at least 25 more stores by December 31, 2020. Notwithstanding the foregoing, the minimum number of Bass Pro and Cabela’s retail stores for purposes of the fixed annual fee may be reduced under certain circumstances set forth in the agreement, including as a result of a reduction of traffic in the stores in excess of 25% year-over-year. In March 2020, as a result of the COVID-19 pandemic, Bluegreen temporarily closed its retail marketing operations at Bass Pro Shops and Cabela’s stores. Beginning mid-May 2020, Bluegreen started the process of recommencing its sales and marketing operations, and by June 30, 2020, marketing operations at 64 Bass Pro Shops and Cabela’s stores (out of the 89 that were open in March 2020) were open with the remainder expected to reopen by September 30, 2020.

Off-balance-sheet Arrangements

BBX Capital guarantees certain obligations of its wholly-owned subsidiaries and unconsolidated real estate joint ventures as described in further detail in Note 12 to the Company’s condensed consolidated financial statements included in Item 1 of this report.

The Company has investments in joint ventures involved in the development of multifamily rental apartment communities, as well as single-family master planned for sale housing communities. The Company’s investments in these joint ventures are accounted for under the equity method of accounting, and as a result, the Company does not recognize the assets and liabilities of these joint ventures in its financial statements. As of June 30, 2020 and December 31, 2019, the Company’s investments in these joint ventures totaled $63.7 million and $57.3 million, respectively. These unconsolidated real estate joint ventures generally finance their activities with a combination of debt financing and equity. The Company generally does not directly guarantee the financing of these joint ventures, other than as described in Note 7 to the Company’s condensed consolidated financial statements included in Item 1 of this report, and the Company’s maximum exposure to losses from these joint ventures is its equity investment. The Company is typically not obligated to fund additional capital to its joint ventures; however, the Company’s interest in a joint venture may be diluted if the Company elects not to fund a joint venture capital call.

Liquidity and Capital Resources

BBX Capital and Subsidiaries, excluding Bluegreen

As of June 30, 2020, the Company, excluding Bluegreen, had cash, cash equivalents, and short-term investments of approximately $138.6 million. Management believes that the Company has sufficient liquidity to fund operations, including anticipated working capital, capital expenditure, and debt service requirements, and respond to the challenges related to the COVID-19 pandemic for the foreseeable future, subject to mitigation and cost reduction efforts and management’s determination of whether and/or the extent to which it will fund the operations and commitments of its subsidiaries. As discussed in this report, the Company has sought to take various mitigating measures to manage through the current challenges resulting from the COVID-19 pandemic, including cost and capital expenditure reductions at its subsidiaries. However, management is continuing to evaluate the potential operating deficits and liquidity requirements of its subsidiaries as a result of the impact of the COVID-19 pandemic and may determine not to provide additional funding or capital to subsidiaries whose operations it believes may not be sustainable.

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

Bluegreen has announced that it has suspended its regular quarterly dividend, and notwithstanding Bluegreen’s recent declaration of a special cash dividend in the third quarter of 2020, as described below, BBX Capital does not expect to receive regular quarterly dividends from Bluegreen for the foreseeable future. For the six months ended June 30, 2020 and 2019, BBX Capital received dividends from Bluegreen of $8.7 million and $22.9 million, respectively. The resumption of dividends payments by Bluegreen, as well as the amount and timing of such dividends, will be based upon factors that Bluegreen’s board of directors deems to be appropriate, including Bluegreen’s operating results, financial condition, cash position, and operating and capital needs. Dividends from Bluegreen are also dependent on restrictions contained in Bluegreen’s debt facilities. Except as otherwise noted, the debts and obligations of Bluegreen are not direct obligations of BBX Capital and generally are non-recourse to BBX Capital. Similarly, the assets of Bluegreen are not available to BBX Capital, absent a dividend or distribution. Furthermore, certain of Bluegreen’s credit facilities contain terms which could limit the payment of cash dividends without the lender’s consent or waiver, and Bluegreen may only pay dividends subject to such restrictions as well as the declaration of dividends by its board of directors. As a consequence, BBX Capital may not resume receiving dividends from Bluegreen consistent with prior periods, in the time frames or amounts anticipated, or at all.

On July 22, 2020, Bluegreen declared a special cash dividend of $1.19 per share on its common stock, or $86.3 million in the aggregate. The dividend is payable August 21, 2020 to shareholders of record as of the close of trading on August 6, 2020. In connection with the special dividend, Bluegreen obtained an undertaking from BBX Capital that it will use the proceeds of the special cash dividend of approximately $80.0 million to repay BBX Capital’s outstanding $80.0 million debt owed to Bluegreen.

Although BBX Capital has a $50.0 million revolving line of credit with IberiaBank, subject to available collateral, the effects of the COVID-19 pandemic on the Company’s operations and the value of the collateral could impact its ability to remain in compliance with the financial covenants under the facility and limit the extent of availability under the facility in future periods. As of June 30, 2020, BBX Capital had availability of approximately $22.4 million under the facility as a result of a decline in the value of the collateral.

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

BBX Capital has also historically received funds from its subsidiaries, including Bluegreen, in connection with the parties’ tax sharing agreement to the extent that a subsidiary utilized BBX Capital’s tax benefits in BBX Capital’s consolidated tax return. However, BBX Capital did not receive tax sharing payments from its subsidiaries during the six months ended June 30, 2020 and does not expect to receive any significant payments for the remainder of 2020 primarily as a result of the impact of COVID-19 on the Company’s operations.

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

In November 2018, BBXRE acquired a 50% membership interest in the Altman Companies, a joint venture between the Company and Joel Altman engaged in the development, construction, and management of multifamily apartment communities. Although the Altman Companies generates revenues from the performance of development, general contractor, leasing, and property management services to the joint ventures that are formed to invest in the development projects that it originates, it is expected to generate profits for BBXRE and Joel Altman primarily through the equity distributions that BBXRE and Joel Altman receive through their investment in the managing member of such joint ventures. Therefore, as the timing of such distributions to BBXRE and Joel Altman is generally contingent upon the sale or refinancing of a completed development project, it is anticipated that BBXRE and Joel Altman will be required to contribute capital to the Altman Companies for its ongoing operating costs and predevelopment expenditures, as well as to the managing member of newly formed joint ventures. At the current time, BBXRE anticipates that it will invest approximately $1.0 million to $2.0 million in the Altman Companies and related joint ventures during the remainder of 2020 relating to planned predevelopment expenditures, ongoing operating costs and potential operating shortfalls related to certain projects. Furthermore, if the Altman Companies closes on development financing for additional projects, BBXRE expects that it would be required to contribute an additional $1.25 million to ABBX Guaranty, LLC, a joint venture between BBXRE and Joel Altman that provides guarantees on the indebtedness and construction cost overruns of new real estate joint ventures formed by the Altman Companies. However, at this time, the COVID-19 pandemic has resulted in uncertainty in the ability of the Altman Companies to close on the capital necessary to commence the construction of new projects for the foreseeable future.

Pursuant to the operating agreement of the Altman Companies, BBXRE will also acquire an additional 40% equity interest in the Altman Companies from Joel Altman for a purchase price of $9.4 million in January 2023, while Joel Altman can also, at his option or in other predefined circumstances, require BBXRE to purchase his remaining 10% equity interest in the Altman Companies for $2.4 million. In addition, in certain circumstances, BBXRE may acquire the 40% membership interests in Altman-Glenewinkel Construction that are not owned by the Altman Companies for a purchase price based on prescribed formulas in the operating agreement of Altman-Glenewinkel Construction.

In addition to BBXRE’s anticipated investments in the Altman Companies and related joint ventures, BBXRE has entered into two real estate joint ventures, CCB Miramar, LLC and L03/212 Partners, LLC, in which the Company expects to contribute additional capital of approximately $1.9 million during the next twelve to twenty-four months based on the current plans and estimates associated with the related development projects.

BBX Capital previously indicated its intention to declare regular quarterly dividends on its Class A and Class B Common Stock and declared cash dividends of $0.25 per share on its common stock, or $4.8 million in the aggregate, during the year ended December 31, 2019. However, in April 2020, BBX Capital suspended its regular quarterly dividend due to the impacts of the COVID-19 pandemic. Future declaration and payment of cash dividends with respect to the Company’s common stock, if any, will be determined in light of the then-current financial condition of the Company, its operating and capital needs, its debt covenants, and other factors deemed relevant by the board of directors.

In June 2017, BBX Capital’s board of directors approved a share repurchase program which authorizes the purchase of a total of up to 5,000,000 shares of the Company’s Class A Common Stock and Class B Common Stock at an aggregate cost of no more than $35.0 million. This program authorizes management, at its discretion, to purchase shares from time to time subject to market conditions and other factors. As of June 30, 2020, BBX Capital had purchased 4,750,483 shares of its Class A Common Stock for approximately $25.4 million pursuant to the June 2017 share repurchase program.

In April 2015, BBX Capital borrowed $80.0 million from a wholly-owned subsidiary of Bluegreen. Payments of interest are required on a quarterly basis, and all outstanding amounts are due and payable at maturity. Effective April 17, 2020, Bluegreen and BBX Capital amended the loan agreement to extend the maturity date of the loan from April 2020 to April 2021 and reduce the interest rate from 6% to 4% per annum. BBX Capital has agreed to use the $80.0 million of proceeds of Bluegreen’s special cash dividend declared during July 2020, as described above, to repay this $80.0 million loan in August 2020.

In addition to the note payable to Bluegreen, the Company has other indebtedness which is summarized in Commitments above. The Company’s indebtedness, including any future debt incurred by the Company, may make it more vulnerable to downturns in the economy and may subject the Company to covenants or restrictions on its operations and activities.

Credit Facilities with Future Availability

As of June 30, 2020, BBX Capital and certain of its subsidiaries had the following credit facilities with future availability, subject to eligible collateral and the terms of the facilities, as applicable.

IberiaBank $50.0 million Revolving Line of Credit. In March 2018, BBX Capital and certain of its wholly-owned subsidiaries entered into a Loan and Security Agreement and related agreements with IberiaBank (“Iberia”), as administrative agent and lender, and City National Bank of Florida, as lender, which provide for a $50.0 million revolving line of credit. Amounts borrowed under the facility accrue interest at a floating rate of 30-day LIBOR plus a margin of 3.0% to 3.75% or the Prime Rate plus a margin of 1.50% to 2.25%. The applicable margin is based on BBX Capital’s debt to EBITDA ratio. Payments of interest only are payable monthly. The facility matures, and all outstanding principal and interest will be payable, on June 30, 2021, with twelve-month renewal options at BBX Capital’s request, subject to satisfaction of certain conditions. The facility is secured by a pledge of a percentage of BBX Capital’s membership interests in Woodbridge. The amount available for future borrowings under this facility was $22.4 million as of June 30, 2020. The borrowings under the facility may be used for business acquisitions, real estate investments, stock repurchases, letters of credit, and general corporate purposes.

Under the terms and conditions of the Loan and Security Agreement, BBX Capital is required to comply with certain financial covenants, including maintaining minimum unencumbered liquidity and complying with debt to EBITDA financial ratios. The Loan and Security Agreement also contains customary affirmative and negative covenants, including those that, among other things, limit the ability of BBX Capital and the other borrowers to incur additional indebtedness and to make certain loans and investments. As of June 30, 2020, there were no borrowings outstanding under the credit facility.

Toronto-Dominion Commercial Bank. In May 2017, Renin entered into a credit facility with TD Bank that was subsequently renewed in September 2019 and 2018. Under the terms and conditions of the credit facility, TD Bank agreed to provide term loans for up to $1.7 million and loans under a revolving credit facility for up to approximately $16.3 million subject to certain terms and conditions. During the first quarter of 2020, Renin received a waiver from TD Bank of its breach of the quarterly debt service coverage ratio under the facility, and the credit facility was amended to replace the existing debt service coverage ratio with an interest coverage ratio. In connection with the amendment to the credit facility, Renin repaid the outstanding balance of the term loan with borrowings from the revolving credit facility. As of June 30, 2020, the outstanding amounts under the revolving credit facility was $8.0 million with an effective interest rate of 3.17%.

As of June 30, 2020, BBX Capital and certain of its subsidiaries (other than Bluegreen) had availability of approximately $27.6 million under the above revolving lines of credit, subject to eligible collateral and the terms of the facilities, as applicable. However, the effects of the COVID-19 pandemic on the Company’s operations could impact its ability to remain in compliance with the financial covenants under these facilities and limit the extent of availability under the facilities in future periods.

Proposed Spin-Off

As previously discussed, in June 2020, BBX Capital’s announced its intention to spin off its subsidiary, New BBX Capital. New BBX Capital, at the date of the spin-off, will include all of BBX Capital’s subsidiaries except for Woodbridge, which owns 93% of Bluegreen. In connection with the spin-off, BBX Capital is expected to issue a $75.0 million promissory note in favor of New BBX Capital and is expected to retain only approximately $25.0 million of cash and cash equivalents upon consummation of the spin-off. The remainder of the Company’s cash and cash equivalents (excluding the cash and cash equivalents of Bluegreen) will be contributed to New BBX Capital in connection with the spin-off, in addition to other assets to be contributed to New BBX Capital relating to the businesses of New BBX Capital. Following the spin-off, it is anticipated that BBX Capital, excluding Bluegreen, will have approximately $141.3 million in outstanding debt obligations, including $66.3 million in junior subordinated debentures payable by Woodbridge and the $75.0 million note payable to New BBX Capital issued in connection with the spin-off. Woodbridge’s junior subordinated debentures accrue interest at a rate of 3-month LIBOR plus a spread ranging from 3.80% to 3.85%, mature between 2035 and 2036, and require payments of interest on a quarterly basis. The note payable to New BBX Capital will accrue interest at a rate of 6% per annum and require payments of interest on a quarterly basis. It is also anticipated that BBX Capital will have the option in its discretion to defer payments under this note, with amounts deferred to accrue interest at a cumulative, compounded rate of 8% per annum. All outstanding amounts under BBX Capital’s note to New BBX Capital will become due and payable in five years or earlier upon certain events.

Following the spin-off, BBX Capital will be a Bluegreen holding company with limited operations, and it is currently expected that it will incur approximately $700,000 in annual executive compensation expenses, approximately $1.5 - $2.0 million annually in other general and administrative expenses, including costs associated with being a public company, and annual interest expense of approximately $7.3 million associated with Woodbridge’s junior subordinated debentures and the anticipated note payable to New BBX Capital. These amounts are estimates only and are based on current expectations and assumptions, currently available information and, with respect to interest expense on Woodbridge’s junior subordinated debentures, interest rates as of June 30, 2020. Such assumptions and expectations may not prove to be accurate, interest rates may increase and, accordingly or otherwise, actual expenses may exceed the amounts expected. After consummation of the spin-off, BBX Capital will rely primarily on dividends from Bluegreen to fund its operations and satisfy its debt service requirements and other liabilities, including its note payable to New BBX Capital. As discussed above, the COVID-19 pandemic has resulted in Bluegreen suspending its regular quarterly dividend, and while BBX Capital believes that it will have sufficient cash and cash equivalents to fund its operations for approximately two years following the spin-off, it will be dependent on the resumption of dividends from Bluegreen to fund its operations in future periods. There is no assurance that Bluegreen will resume the payment of dividends consistent with prior periods, in the time frames or amounts previously paid, or at all.

Completion of the spin-off is subject to a number of conditions, including, without limitation, (i) approval of the spin-off in the contemplated manner by the Company’s shareholders, (ii) final approval of the Company’s Board of Directors, and (iii) the effectiveness of a Registration Statement on Form 10 to be filed by New BBX Capital with the SEC and the mailing of the information statement which will form a part thereof. Notwithstanding any approval of the spin-off by the Company’s shareholders or the satisfaction of any of the other closing conditions, the Company may, in the sole discretion of its Board of Directors, abandon the spin-off at any time prior to its consummation.

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

While the vacation business has historically been capital intensive and Bluegreen may from time to time pursue transactions or activities which may require significant capital investment and adversely impact cash flows, Bluegreen has for some time generally sought to focus on the generation of  “free cash flow” (defined as cash flow from operating activities, less capital expenditures) by: (i) incentivizing its sales associates and creating programs with third-party credit card companies to generate a higher percentage of sales in cash; (ii) maintaining sales volumes that focus on efficient marketing channels; (iii) limiting its capital and inventory expenditures; (iv) utilizing sales and marketing, mortgage servicing, resort management services, title and construction expertise to pursue fee-based-service business relationships that generally require less up-front capital investment and have the potential to produce incremental cash flows; and (v) more recently, by selling VOIs obtained through secondary market or JIT arrangements. Bluegreen considers free cash flow to be a measure of cash generated by operating activities that can be used for future investing and financing activities, however, there is no assurance that Bluegreen will generate free cash flow or that any generated will be used for such purposes. While Bluegreen intends to remain flexible with its sales of different categories of VOI inventory in the future, Bluegreen currently expects that its mix of fee-based inventory will decrease over time.

The COVID-19 pandemic has caused and continues to cause an unprecedented disruption in the U.S. economy and the travel, hospitality and vacation ownership industries due to, among other things, resort closures, travel restrictions and restrictions on business operations including government guidance with respect to travel, public accommodations, social gatherings and related matters. On March 23, 2020 Bluegreen temporarily closed all of its VOI sales centers; its retail marketing operations at Bass Pro Shops and Cabela’s stores and outlet malls; and its Choice Hotels call transfer program. In connection with these actions Bluegreen canceled existing owner reservations through May 15, 2020 and new prospect guest tours were canceled through June 30, 2020. Further, some of its Club and Club Associate Resorts were closed in accordance with government mandates and advisories. Beginning mid-May 2020, Bluegreen started the process of recommencing its sales and marketing operations and its closed resorts began to welcome guests as government mandates were lifted. By June 30, 2020, 64 Bass Pro Shops and Cabela’s stores (out of the 89 that were open in March 2020) were open, Bluegreen reactivated its Choice Hotels call transfer program, virtually all of its resorts were open, and 21 of its 26 VOI sales centers were open for sales to existing owners and one was also selling to new prospects. As of July 31, 2020, 23 VOI sales centers were open for existing owners with sales to new prospects open at 17 VOI sales centers. In addition, as of July 31, 2020, Bluegreen was marketing vacation packages at 85 Bass Pro and Cabela’s stores. The performance of Bluegreen’s retail marketing of vacation packages in the locations it has reopened and its VOI sales at the sales centers reopened through June 30, 2020 exceeded expectations. However, increased COVID-19 in certain markets in July resulted in increased cancelation of marketing guest stays (and consequently, new owner prospects) and it is impossible to predict whether this trend will continue or worsen or the extent of the adverse impact this may have on Bluegreen.

As a result of the effect of the pandemic, Bluegreen implemented several cost mitigating activities beginning in March 2020, including reductions in workforce of over 1,600 positions and placed another approximate 3,200 of its associates on temporary furlough or reduced work hours. As of June 30, 2020, approximately 2,300 of these associates have returned to work on a full-time basis. In July 2020, approximately 600 additional associates returned to work on a full-time basis for a total of approximately 4,250 full-time associates as of July 31, 2020 compared to approximately 6,050 full-time associates as of July 31, 2019. However, as a result of the slowdown discussed above or otherwise, additional employees may be terminated or furloughed in the future. Bluegreen also reduced its new inventory acquisition and development expenditures and drew down $60 million under lines-of-credit, of which $40 million was repaid in June 2020.

Bluegreen has $23.0 million of required contractual obligations coming due within one year, as well as certain facilities for which the advance period will expire prior to the end of 2020. While there is no assurance that Bluegreen will be successful, Bluegreen intends to seek to renew or extend its debt and believes that the implementation of its mitigating activities will best position Bluegreen to address these matters with its lenders.

The ability to sell and/or borrow against notes receivable from VOI buyers has been critical to Bluegreen’s continued liquidity. A financed VOI buyer is generally only required to pay a minimum of 10% to 20% of the purchase price in cash at the time of sale; however, selling, marketing and administrative expenses attributable to the sale are primarily cash expenses that generally exceed a buyer’s minimum required down payment. Accordingly, having financing facilities available for the hypothecation, sale or transfer of Bluegreen’s VOI notes receivable has been critical to Bluegreen’s ability to meet its short and long-term cash needs. Bluegreen has attempted to maintain a number of diverse financing facilities. Historically, Bluegreen has relied on its ability to sell receivables in the term securitization market in order to generate liquidity and create capacity in Bluegreen’s receivable facilities. Bluegreen has historically financed a majority of its sales of VOIs, and accordingly, are subject to the risk of defaults by its customers. While it is still too early to know the full impact of COVID-19 on Bluegreen’s default or delinquency rates, Bluegreen believes that the COVID-19 pandemic will have a significant impact on its VOI notes receivable. Accordingly, during the six months ended June 30, 2020, Bluegreen recorded an additional allowance for loan losses of $12.0 million, which includes an estimate of customer defaults as a result of the COVID-19 pandemic based on Bluegreen’s historical experience, forbearance requests received from Bluegreen’s customers, and other factors, including, but not limited to, the seasoning of the notes receivable and FICO scores of the customers. The impact of the COVID-19 pandemic is rapidly changing and highly uncertain. Accordingly, and due to other risks and uncertainties associated with assumptions and changing market conditions, Bluegreen’s allowance may not prove to be accurate and may be increased in future periods, which would adversely impact Bluegreen’s operating results for those periods.

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

In connection with its capital-light business activities, Bluegreen has entered into agreements with third-party developers that allow Bluegreen to buy VOI inventory, typically on a non-committed basis, prior to when Bluegreen intends to sell such VOIs, although there is no assurance that these third party developers will be in a position to deliver that inventory in the future. Bluegreen’s capital-light business strategy also includes secondary market sales, pursuant to which Bluegreen enters into secondary market arrangements with certain HOAs and others on a non-committed basis, which allows Bluegreen to acquire VOIs generally at a significant discount, as such VOIs are typically obtained by the HOAs through foreclosure in connection with maintenance fee defaults. Acquisitions of JIT and secondary market inventory during the remainder of 2020 are expected to be reduced to a range of $3.0 million to $5.0 million.

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

Credit Facilities for Bluegreen Receivables with Future Availability

Bluegreen maintains various credit facilities with financial institutions which allow Bluegreen to borrow against or sell its VOI notes receivable. As of June 30, 2020, Bluegreen had the following credit facilities with future availability, all of which are subject to revolving availability terms during the advance period and therefore provide for additional availability as the facility is paid down, subject in each case to compliance with covenants, eligible collateral and applicable terms and conditions during the advance period (dollars in thousands):

	Borrowing Limit as of June 30, 2020	Outstanding Balance as of June 30, 2020	Availability as of June 30, 2020	Advance Period Expiration; Borrowing Maturity as of June 30, 2020	Borrowing Rate; Rate as of June 30, 2020
Liberty Bank Facility	$40,000	$21,663	$18,337	June 2021; June 2024	Prime Rate; floor of 4.00%; 4.00%
NBA Receivables Facility	70,000	26,484	43,516	September 2020; March 2025	30 day LIBOR+2.75%; floor of 3.50%;3.50%
Pacific Western Facility	40,000	26,452	13,548	September 2021; September 2024	30 day LIBOR+2.75% to 3.00%; 3.06%
KeyBank/DZ Purchase Facility	80,000	65,159	14,841	December 2022; December 2024	30 day LIBOR or CP +2.25%; 2.50% (1)
Quorum Purchase Facility	50,000	36,759	13,241	December 2020; December 2032	(2)
	$280,000	$176,517	$103,483

(1)Borrowings accrue interest at a rate equal to either LIBOR, a “Cost of Funds” rate or commercial paper (“CP”) rates plus 2.25%. As described in further detail below, the interest rate will increase to the applicable rate plus 3.25% upon the expiration of the advance period.

(2)Of the amounts outstanding under the Quorum Purchase Facility at June 30, 2020, $2.6 million accrues interest at a rate per annum of 4.75%, $17.5 million accrues interest at a fixed rate of 4.95%, $1.4 million accrues interest at a fixed rate of 5.0%, $14.2 million accrues interest at a fixed rate of 5.10%, and $1.0 million accrues interest at a fixed rate of 5.50%.

See Note 9 under Item 1 included in this report and Note 13 to the Company’s consolidated financial statements included in the 2019 Annual Report for additional information with respect to Bluegreen’s receivable-backed notes payable facilities.

Other Credit Facilities and Outstanding Notes Payable

Fifth Third Syndicated Line of Credit and Fifth Third Syndicated Term Loan. In December 2016, Bluegreen entered into a $100.0 million syndicated credit facility with Fifth Third Bank, as administrative agent and lead arranger, and certain other bank participants as lenders. In October 2019, Bluegreen amended the facility and increased the facility to $225.0 million. The amended facility includes a $100.0 million term loan (the “Fifth Third Syndicated Term Loan”) with quarterly amortization requirements and a $125.0 million revolving line of credit (the “Fifth Third Syndicated Line-of-Credit”). Borrowings under the amended facility generally bear interest at LIBOR plus 2.00% - 2.50%, depending on Bluegreen’s leverage ratio, are collateralized by certain of Bluegreen’s VOI inventory, sales center buildings, management fees, short-term receivables and cash flows from residual interests relating to certain term securitizations, and will mature in October 2024. On June 29, 2020, the facility was amended to modify the definition of certain customary covenants. As of June 30, 2020, outstanding borrowings under the facility totaled $166.3 million, including $96.3 million under the Fifth Third Syndicated Term Loan with an interest rate of 3.71% and $70.0 million under the Fifth Third Syndicated Line of Credit with an interest rate of 2.49%.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2020 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Except as set forth below, there have been no material changes in our legal proceedings from those disclosed in the “Legal Proceedings” section of our Annual Report on Form 10-K for the year ended December 31, 2019.

Debbie Adair et al. v. Bluegreen Vacations Unlimited, Inc. et al., Case No. 19-1-003, Chancery Court for the Fourth Judicial District for Sevier County, Tennessee

On January 7, 2019, Debbie Adair and thirty-four other timeshare purchasers filed a lawsuit against BVU and Bass Pro alleging violations of the Tennessee Consumer Protection Act, the Tennessee Time-share Act, the California Time-Share Act, fraudulent misrepresentation for failure to make certain required disclosures, fraudulent inducement for inducing purchasers to remain under contract past rescission, unauthorized practice of law, civil conspiracy, unjust enrichment, and breach of contract. Bluegreen agreed to indemnify Bass Pro with respect to the claims brought against Bluegreen in this proceeding. Bluegreen filed a motion to dismiss. On April 6, 2020, the court granted Bluegreen’s motion to dismiss, and on April 29, 2020, the court entered final judgment in Bluegreen’s favor.

Robert Barban et al. v. Trustee Vacation Trust, Inc., in its capacity as the Trustee of the Bluegreen Vacation Club Amended and Restated Trust Agreement and Bluegreen Resorts Management, Inc., Case No. 4:20-cv-00897, United States District Court, Eastern District of Missouri, Eastern Division

On July 7, 2020, Robert Barban and approximately 172 other plaintiffs filed an action against Bluegreen Resorts Management, Inc. (“BRM”) and Vacation Trust, Inc. (“VTI”) seeking an accounting, specifically: (i) a copy of the independent accounting firm’s report regarding a variety of VTI matters; and (ii) a copy of the management agreement between VTI and BRM. Plaintiffs further allege that the allocation system does not allow them to freely and easily use, occupy, and enjoy the accommodations and facilities. Finally, they allege that BRM has unreasonably escalated operating costs and that VTI failed to protect the plaintiffs from these costs. We intend to vigorously defend the action.

Kenneth Johansen, individually and on behalf of a class of all persons and entities similarly situated v. Bluegreen Vacations Unlimited, Inc., Case No. 9:20-cv-81076, United States District Court, Southern District of Florida

On July 14, 2020, Kenneth Johansen, individually and on behalf of all others similarly situated, filed a purported class action against BVU for alleged violations of the Telephone Consumer Protection Act (“TCPA”). Specifically, the named plaintiff alleges that he received at least nine (9) telemarketing calls from BVU while he was on the National Do Not Call Registry. He seeks to certify a class of similarly situated plaintiffs. We intend to vigorously defend the action.

Item 1A. Risk Factors

There have been no material changes in the risks and uncertainties that we face from those disclosed in the “Risk Factors” section of our 2019 Annual Report and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

The information presented below updates the related risk factor set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, and is in addition to other risk factors and other risks and uncertainties disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

The COVID-19 pandemic has had, and the current and uncertain future outlook of the pandemic may continue to have, a significant adverse effect on our business, financial condition, liquidity and results of operations.

The COVID-19 pandemic has been, and continues to be, an unprecedented disruption in the U.S. and global economies and its rapid spread, as well as the escalating measures governments, private organizations and individuals have implemented in order to stem the spread of this pandemic, have had, and are expected to continue to have, a material adverse impact on our business, operating results and financial condition, including due to government ordered travel restrictions, restrictions on business operations, stay at home orders and guidelines, a recessionary economic environment and reduced consumer demand for our products and services. Furthermore, while it is not currently possible to accurately assess the expected duration and severity of the pandemic on the Company’s operations, and additional restrictions or other events stemming from the pandemic, including a further resurgence of COVID-19 infections globally, nationally, or in regions where the Company has significant operations, could further lengthen or exacerbate these adverse effects, the Company expects that demand for many of the Company’s products and services may remain weak for a significant length of time, and the Company cannot predict if and when the industries in which the Company operates will return to pre-pandemic levels.

Steps we have implemented in an attempt to mitigate the effects of the pandemic on our business and to preserve liquidity may themselves have negative consequences with respect to our business and operations, including by reducing sales. In addition, the cost savings we are seeking to achieve from these measures will not be recognized immediately and will not completely offset the decrease in revenues and other adverse impacts of the pandemic. IT’SUGAR ceased paying rent to the landlords under the leases of its retail locations beginning in April 2020, and while IT’SUGAR is currently in negotiations with its landlords for rent abatements, deferrals and other modifications, there is no assurance that some or all of the landlords will not pursue remedies for rent acceleration and eviction if those negotiations are not successful. Further, the increase in Bluegreen’s debt position will, among other things, increase its vulnerability to adverse economic conditions and require Bluegreen to meet significant debt service obligations.

Our operations could also be negatively affected further if our employees are quarantined or sickened as a result of exposure to COVID-19, or if they are subject to governmental COVID-19 curfews or “shelter in place” health orders. Measures restricting the ability of employees to come to work may cause a further deterioration in our service or operations, all of which could negatively affect our business. IT’SUGAR has been forced to close reopened stores on interim bases due to staffing shortages, and these temporary closures are likely to continue.

We are unable to predict how long these conditions will persist, what additional measures may be introduced by governments or private parties or what effect any such additional measures may have on our business. Furthermore, not only is the duration of the pandemic and combative measures unknown, the overall situation is extremely fluid, and it is impossible to predict the timing of future changes in the situation and what their impact may be on our business. At this time we are also not able to predict whether the COVID-19 pandemic will result in permanent changes in our customers' behavior, which may include continued or permanent decreases in discretionary spending and reductions in demand for VOIs or travel or vacation ownership stays, retail store and confectionery products, home improvement products or real estate, each of which would have a material adverse impact on our business, operating results and financial condition. As detailed throughout this Quarterly Report on Form 10-Q, the demand for the Company’s products and services has been adversely impacted by the COVID-19 pandemic and there is no assurance that sales volumes and revenues will improve, will not further decline, or will return to pre-pandemic levels in the foreseeable future, if ever, and this and other factors may result in the recognition of additional impairment losses in future periods. BBX Capital’s management is evaluating the potential operating deficits and liquidity requirements of its subsidiaries as a result of the impact of the pandemic and may determine not to provide additional funding or capital to subsidiaries whose operations they believe may not be sustainable.

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

BBX CAPITAL CORPORATION

August 10, 2020	By: /s/ Alan B. Levan
Alan B. Levan, Chairman of the Board
and Chief Executive Officer

August 10, 2020	By: /s/ Raymond S. Lopez
Raymond S. Lopez, Chief Financial Officer