Form 10-Q
period 2020-09-30
Bluegreen Vacations Holding Corp
filed 2020-11-09
CIK 315858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2020

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number

001-09071

Bluegreen Vacations Holding Corporation

(Exact name of registrant as specified in its charter)

Florida	59-2022148
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

401 East Las Olas Boulevard, Suite 800
Fort Lauderdale, Florida	33301
(Address of principal executive office)	(Zip Code)

(954) 940-4900
(Registrant's telephone number, including area code)

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $.01 par value (including associated Preferred Share Purchase Rights)	BVH	New York Stock Exchange

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

YES [ ]  NO [ X ]

The number of shares outstanding of each of the registrant’s classes of common stock as of November 4, 2020 is as follows:

Class A Common Stock of $.01 par value, 15,624,091 shares outstanding.
Class B Common Stock of $.01 par value, 3,693,596 shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Bluegreen Vacations Holding Corporation
Condensed Consolidated Statements of Financial Condition - Unaudited
(In thousands, except share data)

	September 30,	December 31,
	2020	2019
ASSETS
Cash and cash equivalents	$211,110	335,846
Restricted cash ($15,135 in 2020 and $22,534 in 2019 in variable interest entities ("VIEs"))	35,672	49,896
Notes receivable	559,918	589,198
Less: Allowance for loan loss	(149,805)	(140,630)
Notes receivable, net ($271,539 in 2020 and $292,590 in 2019 in VIEs)	410,113	448,568
Vacation ownership interest ("VOI") inventory	350,345	346,937
Property and equipment, net	93,046	99,670
Intangible assets, net	61,452	61,515
Operating lease assets	19,667	21,498
Other assets	58,168	68,477
Discontinued operations total assets	—	360,861
Total assets	$1,239,573	1,793,268
LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$17,794	16,662
Deferred income	14,635	18,074
Escrow deposits	15,967	22,711
Other liabilities	78,278	99,320
Receivable-backed notes payable - recourse	77,417	88,569
Receivable-backed notes payable - non-recourse (in VIEs)	303,301	334,246
Note payable to BBX Capital, Inc.	75,000	—
Notes payable and other borrowings	160,671	146,160
Junior subordinated debentures	137,937	137,254
Operating lease liabilities	21,177	22,957
Deferred income taxes	84,224	89,855
Discontinued operations total liabilities	—	173,381
Total liabilities	986,401	1,149,189
Commitments and contingencies (See Note 8)
Redeemable noncontrolling interest	—	4,009
Equity:
Preferred stock of $0.01 par value; authorized 10,000,000 shares	—	—
Class A Common Stock of $0.01 par value; authorized 30,000,000 shares;
issued and outstanding 15,624,091 in 2020 and 15,106,067 in 2019	156	151
Class B Common Stock of $0.01 par value; authorized 4,000,000 shares;
issued and outstanding 3,693,596 in 2020 and 3,191,571 in 2019	37	32
Additional paid-in capital	177,104	153,507
Accumulated earnings	—	394,551
Accumulated other comprehensive income	—	1,554
Total shareholders' equity	177,297	549,795
Noncontrolling interests	75,875	90,275
Total equity	253,172	640,070
Total liabilities and equity	$1,239,573	1,793,268

See Notes to Condensed Consolidated Financial Statements - Unaudited

Bluegreen Vacations Holding Corporation
Condensed Consolidated Statements of Operations and Comprehensive Income - Unaudited
(In thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Sales of VOIs	$59,265	66,318	113,447	186,351
Fee-based sales commissions	22,119	60,478	64,619	161,033
Other fee-based services	27,831	33,744	83,558	94,015
Cost reimbursements	15,684	17,883	46,654	48,933
Interest income	19,346	21,586	59,963	63,969
Other revenue	—	28	—	70
Total revenues	144,245	200,037	368,241	554,371
Costs and Expenses:
Cost of VOIs sold	3,597	3,121	8,734	17,541
Cost of other fee-based services	20,861	22,872	61,107	63,913
Cost reimbursements	15,684	17,883	46,654	48,933
Interest expense	7,968	11,754	27,668	34,270
Selling, general and administrative expenses	120,933	130,032	281,237	394,280
Total costs and expenses	169,043	185,662	425,400	558,937
Other (expense) income	(339)	2,204	186	4,364
(Loss) income before income taxes	(25,137)	16,579	(56,973)	(202)
Provision for income taxes	(201)	(8,152)	(441)	(4,658)
Net (loss) income from continuing operations	(25,338)	8,427	(57,414)	(4,860)
Discontinued operations
(Loss) income from operations	(5,759)	24,603	(41,593)	38,785
Benefit (provision) for income taxes	8,623	(6,530)	9,067	(10,411)
Net income (loss) from discontinued operations	2,864	18,073	(32,526)	28,374
Net (loss) income	(22,474)	26,500	(89,940)	23,514
Less: Income attributable to noncontrolling interests - continuing operations	3,357	4,210	4,314	11,441
Less: (Loss) attributable to noncontrolling interests - discontinued operations	(509)	(98)	(4,822)	(166)
Net (loss) income attributable to shareholders	$(25,322)	22,388	(89,432)	12,239
Basic (loss) earnings per share from continuing operations	$(1.53)	0.23	(3.35)	(0.88)
Basic earnings (loss) per share from discontinued operations	0.18	0.98	(1.50)	1.53
Basic (loss) earnings per share	$(1.35)	1.21	(4.85)	0.65
Diluted (loss) earnings per share from continuing operations	$(1.53)	0.22	(3.35)	(0.88)
Diluted earnings (loss) per share from discontinued operations	0.18	0.97	(1.50)	1.53
Diluted (loss) earnings per share	$(1.35)	1.19	(4.85)	0.65
Basic weighted average number of common shares outstanding	18,731	18,518	18,442	18,601
Diluted weighted average number of common and common equivalent shares outstanding	18,731	18,812	18,442	18,601
Cash dividends declared per Class A common share	$—	0.0625	—	0.1875
Cash dividends declared per Class B common share	$—	0.0625	—	0.1875

Net (loss) income	$(22,474)	26,500	(89,940)	23,514
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	15	(75)	19	151
Unrealized gain (loss) on securities available for sale	157	16	(198)	54
Other comprehensive income (loss), net	172	(59)	(179)	205
Comprehensive (loss) income, net of tax	(22,302)	26,441	(90,119)	23,719
Less: Comprehensive income (loss) attributable to noncontrolling interests	2,848	4,112	(508)	11,275
Comprehensive (loss) income attributable to shareholders	$(25,150)	22,329	(89,611)	12,444

See Notes to Condensed Consolidated Financial Statements - Unaudited

Bluegreen Vacations Holding Corporation
Condensed Consolidated Statements of Changes in Equity - Unaudited
For the Three Months Ended September 30, 2019 and 2020
(In thousands)

	Shares of						Accumulated
	Common Stock		Common				Other
	Outstanding		Stock		Additional		Comprehen-	Total	Non-
	Class		Class		Paid-in	Accumulated	sive	Shareholders'	controlling	Total
	A	B	A	B	Capital	Earnings	Income	Equity	Interests	Equity
Balance, June 30, 2019	15,596	2,968	$156	30	166,757	370,983	1,479	539,405	92,948	632,353
Net income excluding $82 of loss attributable to redeemable noncontrolling interest	—	—	—	—	—	22,388	—	22,388	4,030	26,418
Repurchase and retirement of common stock	(280)	—	(3)	—	(7,012)	—	—	(7,015)	—	(7,015)
Other comprehensive loss	—	—	—	—	—	—	(59)	(59)	—	(59)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(1,221)	(1,221)
Class A common stock cash dividends declared	—	—	—	—	—	(962)	—	(962)	—	(962)
Class B common stock cash dividends declared	—	—	—	—	—	(242)	—	(242)	—	(242)
Share-based compensation	—	—	—	—	3,169	—	—	3,169	—	3,169
Balance, September 30, 2019	15,316	2,968	$153	30	162,914	392,167	1,420	556,684	95,757	652,441

Balance, June 30, 2020	15,133	3,165	$151	32	158,015	329,194	1,203	488,595	79,011	567,606
Net loss excluding $484 of loss attributable to redeemable noncontrolling interest	—	—	—	—	—	(25,322)	—	(25,322)	3,332	(21,990)
Other comprehensive income	—	—	—	—	—	—	172	172	—	172
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(6,271)	(6,271)
Reversal of accretion of redeemable noncontrolling interest	—	—	—	—	—	3,150	—	3,150	—	3,150
Spin-off of BBX Capital, Inc.	—	—	—	—	(643)	(307,022)	(1,375)	(309,040)	(197)	(309,237)
Accelerated vesting of restricted stock awards	491	529	5	5	18,740	—	—	18,750	—	18,750
Share-based compensation	—	—	—	—	992	—	—	992	—	992
Balance, September 30, 2020	15,624	3,694	$156	37	177,104	—	—	177,297	75,875	253,172

See Notes to Condensed Consolidated Financial Statements - Unaudited

Bluegreen Vacations Holding Corporation
Condensed Consolidated Statements of Changes in Equity - Unaudited
For the Nine Months Ended September 30, 2019 and 2020
(In thousands)

	Shares of						Accumulated
	Common Stock		Common				Other
	Outstanding		Stock		Additional		Comprehen-	Total	Non-
	Class		Class		Paid-in	Accumulated	sive	Shareholders'	controlling	Total
	A	B	A	B	Capital	Earnings	Income	Equity	Interests	Equity
Balance, December 31, 2018	15,676	2,968	$157	30	162,429	385,789	1,215	549,620	87,988	637,608
Cumulative effect from the adoption of ASU 2016-02, net of income taxes and redeemable noncontrolling interest	—	—	—	—	—	(2,202)	—	(2,202)	—	(2,202)
Net income excluding $158 of loss attributable to redeemable noncontrolling interest	—	—	—	—	—	12,239	—	12,239	11,433	23,672
Repurchase and retirement of common stock	(360)	—	(4)	—	(8,894)	—	—	(8,898)	—	(8,898)
Other comprehensive income	—	—	—	—	—	—	205	205	—	205
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(3,664)	(3,664)
Class A Common Stock cash dividends declared	—	—	—	—	—	(2,933)	—	(2,933)	—	(2,933)
Class B Common Stock cash dividends declared	—	—	—	—	—	(726)	—	(726)	—	(726)
Share-based compensation	—	—	—	—	9,379	—	—	9,379	—	9,379
Balance, September 30, 2019	15,316	2,968	$153	30	162,914	392,167	1,420	556,684	95,757	652,441

Balance, December 31, 2019	15,106	3,192	$151	32	153,507	394,551	1,554	549,795	90,275	640,070
Net loss excluding $4,073 of loss attributable to redeemable noncontrolling interest	—	—	—	—	—	(89,432)	—	(89,432)	3,565	(85,867)
Other comprehensive loss	—	—	—	—	—	—	(179)	(179)	—	(179)
Bluegreen purchase and retirement of common stock	—	—	—	—	(1,167)	—	—	(1,167)	(10,574)	(11,741)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(7,194)	(7,194)
Accretion of redeemable noncontrolling interest	—	—	—	—	—	(1,247)	—	(1,247)	—	(1,247)
Reversal of accretion of redeemable noncontrolling interest	—	—	—	—	—	3,150	—	3,150	—	3,150
Conversion of common stock from Class B to Class A	27	(27)	—	—	—	—	—	—	—	—
Spin-off of BBX Capital, Inc.	—	—	—	—	(643)	(307,022)	(1,375)	(309,040)	(197)	(309,237)
Accelerated vesting of restricted stock awards	491	529	5	5	18,740	—	—	18,750	—	18,750
Share-based compensation	—	—	—	—	6,667	—	—	6,667	—	6,667
Balance, September 30, 2020	15,624	3,694	$156	37	177,104	—	—	177,297	75,875	253,172

See Notes to Condensed Consolidated Financial Statements - Unaudited

Bluegreen Vacations Holding Corporation
Condensed Consolidated Statements of Cash Flows - Unaudited
(In thousands)

	For the Nine Months Ended September 30,
	2020	2019
Operating activities:
Net (loss) income	$(89,940)	23,514
Adjustment to reconcile net (loss) income to net cash
(used in) provided by operating activities:
Recoveries from loan losses, net	(5,844)	(4,206)
Provision for notes receivable allowances	44,083	39,462
Depreciation, amortization and accretion, net	19,829	21,150
Share-based compensation expense	25,417	9,379
Net losses (gains) on sales of real estate and property and equipment	507	(11,395)
Equity earnings of unconsolidated real estate joint ventures	(49)	(37,276)
Return on investment in unconsolidated real estate joint ventures	3,933	38,020
Loss on the deconsolidation of IT'SUGAR, LLC	3,326	—
(Decrease) increase in deferred income tax liability	(12,016)	5,210
Impairment losses	31,588	6,786
Interest accretion on redeemable 5% cumulative preferred stock	—	633
(Increase) in notes receivable	(5,628)	(46,001)
Increase in VOI inventory	(3,408)	(12,672)
Decrease (increase) in trade inventory	279	(5,016)
Decrease (increase) in real estate inventory	925	(2,865)
Net change in operating lease asset and operating lease liability	(914)	1,134
Decrease (increase) in other assets	7,111	(3,852)
(Decrease) increase in other liabilities	(16,038)	38,389
Net cash provided by operating activities	3,161	60,394
Investing activities:
Return of investment in unconsolidated real estate joint ventures	4,631	30,331
Investments in unconsolidated real estate joint ventures	(14,009)	(20,076)
Proceeds from repayment of loans receivable	6,127	4,766
Proceeds from sales of real estate	2,151	20,374
Proceeds from sales of property and equipment	167	15,011
Additions to real estate	(70)	(438)
Purchases of property and equipment	(9,970)	(26,286)
Decrease in cash from other investing activities	(1,210)	(73)
Net cash (used in) provided by investing activities	(12,183)	23,609
		(Continued)

Bluegreen Vacations Holding Corporation
Condensed Consolidated Statements of Cash Flows - Unaudited
(In thousands)

	For the Nine Months Ended September 30,
	2020	2019
Financing activities:
Repayments of notes payable and other borrowings	(177,710)	(171,061)
Proceeds from notes payable and other borrowings	144,699	99,921
Payments for debt issuance costs	(1,134)	(351)
Payments of interest of redeemable 5% cumulative preferred stock	—	(375)
Purchase and retirement of Class A common stock	—	(8,898)
Cash transferred in spin-off of BBX Capital, Inc.	(96,842)	—
Purchase and retirement of subsidiary common stock	(11,741)	—
Dividends paid on common stock	(1,144)	(3,257)
Distributions to noncontrolling interests	(7,194)	(3,664)
Net cash used in financing activities	(151,066)	(87,685)
Decrease in cash, cash equivalents and restricted cash	(160,088)	(3,682)
Cash, cash equivalents and restricted cash at beginning of period	406,870	421,097
Cash, cash equivalents and restricted cash at end of period	$246,782	417,415

Supplemental cash flow information:
Interest paid on borrowings, net of amounts capitalized	$22,912	30,252
Income taxes paid	778	10,873
Supplementary disclosure of non-cash investing and financing activities:
Construction funds receivable transferred to real estate	—	15,890
Operating lease assets recognized upon adoption of ASC 842	—	113,183
Operating lease liabilities recognized upon adoption of ASC 842	—	123,240
Operating lease assets obtained in exchange for new operating lease liabilities	7,882	27,715
Increase in other assets upon issuance of Community Development District Bonds	827	8,110
Assumption of Community Development District Bonds by homebuilders	3,837	1,035
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	211,110	336,880
Restricted cash	35,672	48,597
Discontinued operations cash	—	31,938
Total cash, cash equivalents, and restricted cash	$246,782	417,415

See Notes to Condensed Consolidated Financial Statements - Unaudited

Bluegreen Vacations Holding Corporation

Notes to Condensed Consolidated Financial Statements - Unaudited

1. Organization and Basis of Financial Statement Presentation

Organization

Bluegreen Vacations Holding Corporation (formerly BBX Capital Corporation) and its subsidiaries (the “Company” or, unless otherwise indicated or the context otherwise requires, “we,” “us,” or “our”) is a Florida-based holding company. Bluegreen Vacations Holding Corporation as a standalone entity without its subsidiaries is referred to as “BVH.”

Spin-Off

On September 30, 2020, BVH completed the spin-off of its wholly-owned subsidiary, BBX Capital, Inc. (“BBX Capital”). The spinoff separated BVH’s businesses, activities, and investments into two separate, publicly-traded companies: (i) the Company, which will continue to hold its investment in Bluegreen Vacations Corporation (“Bluegreen”), and (ii) BBX Capital, which will hold all of the Company’s other previous businesses and investments, including BBX Capital Real Estate LLC (“BBX Capital Real Estate” or “BBXRE”), BBX Sweet Holdings, LLC (“BBX Sweet Holdings”), and Renin Holdings, LLC (“Renin”). BBX Capital and its subsidiaries are presented as discontinued operations in the Company’s financial statements.

The spin-off was effected through a distribution of shares of BBX Capital’s common stock to BVH’s shareholders on September 30, 2020. The BVH shareholders received one share of BBX Capital’s Class A Common Stock for each share of BVH’s Class A Common Stock and one share of BBX Capital’s Class B Common Stock for each share of BVH’s Class B Common Stock held on September 22, 2020, the record date. As a result, BVH ceased to have any ownership interest in BBX Capital following the Spin-Off.

In connection with the spin-off, BVH changed its name from BBX Capital Corporation to Bluegreen Vacations Holding Corporation, and BBX Capital was converted to a Florida corporation and changed its name from BBX Capital Florida LLC to BBX Capital, Inc. In addition, in connection with the spin-off BVH issued a $75.0 million note payable to BBX Capital that accrues interest at a rate of 6% per annum and requires payments of interest on a quarterly basis. Under the terms of the note, BVH has the option in its discretion to defer interest payments under the note, with interest on the entire outstanding balance thereafter to accrue at a cumulative, compounded rate of 8% per annum until such time as BVH is current on all accrued payments under the note, including deferred interest.. All outstanding amounts under the note will become due and payable in five years or earlier upon certain other events.

Other Organizational Matters

In June 2020, BVH adopted a shareholder rights plan in light of the ongoing novel coronavirus disease (“COVID-19”) pandemic, the significant market volatility and uncertainties associated with the pandemic, and the impact on the Company and the market price of BVH’s Class A Common Stock and Class B Common Stock. The shareholder rights plan is similar to plans recently adopted by other public companies in light of the current environment and generally provides a deterrent to any person or group from acquiring 5% or more of BVH’s Class A Common Stock, Class B Common Stock or total common stock without the prior approval of BVH’s Board of Directors.

In July 2020, BVH effected a one-for-five reverse split of its Class A Common Stock and Class B Common Stock. In connection with the reverse stock split, the number of authorized shares of the BVH’s Class A Common Stock was reduced from 150,000,000 shares to 30,000,000 shares, and the number of authorized shares of BVH’s Class B Common Stock was reduced from 20,000,000 shares to 4,000,000 shares. Further, the shares authorized for issuance under BVH’s Amended and Restated 2014 Incentive Plan, as amended (the “Plan”), and the underlying outstanding restricted stock awards previously granted under the Plan were ratably reduced in connection with the reverse stock split. The share and per share amounts included in this report, including the accompanying unaudited condensed consolidated financial statements, have been retroactively adjusted to reflect the one-for-five reverse stock split as if it had occurred as of the earliest period presented.

BVH has two classes of common stock. Holders of the Class A common stock are entitled to one vote per share, which in the aggregate represents 22% of the combined voting power of the Class A common stock and the Class B common stock. Class B common stock represents the remaining 78% of the combined vote. The percentage of total common equity represented by Class A and Class B common stock was 81% and 19%, respectively, at September 30, 2020.

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

Financial statements prepared in conformity with GAAP require the Company to make estimates based on assumptions about current and, for some estimates, future economic and market conditions which affect reported amounts and related disclosures in the Company’s financial statements. Due to the unprecedented impact and current and potential future impact of the ongoing COVID-19 pandemic, which is discussed in more detail throughout this report, actual conditions could differ from the Company’s expectations and estimates, which could materially affect the Company’s results of operations and financial condition. The severity, magnitude, and duration, as well as the economic consequences, of the COVID-19 pandemic, are uncertain, rapidly changing, and difficult to predict. As a result, the Company’s accounting estimates and assumptions may change over time in response to COVID-19. Such changes could result in, among other adjustments, future impairments of intangibles, and long-lived assets, inventory reserves, and incremental changes in the Company’s allowance for loan losses.

In management’s opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which include normal recurring adjustments, that are necessary for a fair statement of the condensed consolidated financial condition of the Company at September 30, 2020; the condensed consolidated results of operations and comprehensive income of the Company for the three and nine months ended September 30, 2020 and 2019; the condensed consolidated changes in equity of the Company for the three and nine months ended September 30, 2020 and 2019; and the condensed consolidated cash flows of the Company for the nine months ended September 30, 2020 and 2019. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or any other future period.

These unaudited condensed consolidated financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report”) filed with the SEC on March 13, 2020.

The condensed consolidated financial statements include the accounts of BVH’s wholly-owned subsidiaries, other entities in which BVH or its wholly-owned subsidiaries hold controlling financial interests, and any VIEs in which BVH or one of its consolidated subsidiaries is deemed the primary beneficiary of the VIE. All significant inter-company accounts and transactions have been eliminated in consolidation.

Certain amounts for prior periods have been reclassified to conform to the presentation for the current period. The reclassifications did not have a material impact on the Company’s condensed consolidated statements of operations and comprehensive income or condensed consolidated statements of cash flows.

Business

The Company is a Florida-based holding company whose principle asset is its 93% ownership interest in Bluegreen. Bluegreen is a leading vacation ownership company that markets and sells vacation ownership interests (“VOIs”) and manages resorts in popular leisure and urban destinations. Bluegreen’s resorts are primarily located in high-volume, “drive-to” vacation locations, including Orlando, Las Vegas, Myrtle Beach, Charleston and New Orleans, among others. The resorts in which Bluegreen markets, sells, and manages VOIs were either developed or acquired by Bluegreen or were developed and are owned by third parties. Bluegreen earns fees for providing sales and marketing services to third party developers. Bluegreen also earns fees for providing management services to the Vacation Club and homeowners’ associations (“HOAs”), mortgage servicing, VOI title services, reservation services, and construction design and development services. In addition, Bluegreen provides financing to qualified VOI purchasers, which has historically generated significant interest income.

During the nine months ended September 30, 2020, Bluegreen repurchased and retired 1,878,400 shares of its common stock for $11.7 million.

Impact of the COVID-19 Pandemic

The COVID-19 pandemic resulted in, an unprecedented disruption in the U.S. economy and the travel, hospitality and vacation ownership industries due to, among other things, resort closures, travel restrictions and restrictions on business operations, including government guidance and restrictions with respect to travel, public accommodations, social gatherings and related matters. On March 23, 2020, Bluegreen temporarily closed all of its VOI sales centers; its retail marketing operations at Bass Pro Shops and Cabela’s stores and outlet malls; and its Choice Hotels call transfer program. In connection with these actions Bluegreen also canceled existing owner reservations through May 15, 2020 and new prospect guest tours through June 30, 2020. Further, some of Bluegreen’s Club and Club Associate Resorts were closed in accordance with government mandates and advisories. Beginning in mid-May 2020, Bluegreen started the process of recommencing its sales and marketing operations and its closed resorts began to welcome guests as government mandates were lifted. By September 30, 2020, Bluegreen recommenced marketing operations at 87 Bass Pro Shops and Cabela’s stores and commenced marketing operations at 5 new Cabela’s stores, Bluegreen reactivated its Choice Hotels call transfer program, all of its resorts were open, and all but one of its VOI sales centers were open. Resort occupancy for the third quarter of 2020 was approximately 70%. Additionally, in October 2020, Bluegreen recommenced marketing activities at one additional Bass Bro Shop and commenced marketing operations at 4 new Cabela’s stores for a total of 97 Bass Pro Shops and Cabela’s stores. However, there is no assurance that Bluegreen’s marketing operations at Bass Pro or Cabela’s stores or its VOI sales centers will remain open, including in the event of an increase in COVID-19 cases.

As a result of the effect of the pandemic, Bluegreen implemented several cost mitigating activities beginning in March 2020, including reductions in workforce of over 1,600 positions and the placement of another approximate 3,200 of it associates on temporary furlough or reduced work hours. As of September 30, 2020, approximately 3,200 associates had returned to work on a full-time basis for a total of approximately 4,400 full-time associates compared to approximately 6,060 full-time associates as of September 30, 2019. As a result of the effect of the COVID-19 pandemic, during the three and nine months ended September 30, 2020, Bluegreen incurred $0.4 million and $5.1 million in severance, respectively, and $1.5 million and $13.1 million, respectively, of payroll and payroll benefit expense relating to employees on temporary furlough or reduced work hours. These payments and expenses are included in selling, general and administrative expenses in the Company’s condensed consolidated statement of operations comprehensive income for the three and nine months ended September 30, 2020.

The Coronavirus Aid, Relief, and Economic Securities Act (“CARES Act”) was signed into law on March 27, 2020 in response to the COVID-19 pandemic. As of September 30, 2020, we evaluated the income tax provisions of the CARES Act and determined they would have no significant effect on either our September 30, 2020 income tax rate or the computation of our estimated effective tax rate for the year ended December 31, 2020. However, we have taken advantage of the deferral of the employer portion of the tax withholding amounts and the employee retention tax credits provided for in the CARES Act. During the nine months ended September 30, 2020, we recorded a tax withholding deferral of $5.1 million, which is included in other liabilities in our unaudited condensed consolidated statement of financial condition as of September 30, 2020, and employee retention tax credits of $6.9 million, which are included in selling, general and administrative expenses in our unaudited condensed consolidated statements of operations and comprehensive income for the nine months ended September 30, 2020.

As a precautionary measure to provide additional liquidity if needed, in March 2020, Bluegreen drew down $60 million under its lines-of-credit and pledged or sold receivables under certain of its receivable backed facilities to increase its cash position. As of September 30, 2020, Bluegreen repaid the $60.0 million borrowed under its lines-of-credit. While Bluegreen paid a special cash dividend or $1.19 per share during August 2020, there is no assurance that Bluegreen will recommence paying regular dividends or pay any other special dividends in the future. During the second quarter of 2020, Bluegreen suspended its regular quarterly cash dividends on its common stock.

Bluegreen has historically financed a majority of its sales of VOIs, and accordingly, is subject to the risk of defaults by its customers. GAAP requires Bluegreen to reduce its sales of VOIs by its estimate of uncollectible VOI notes receivable. The COVID-19 pandemic has had a material adverse impact on unemployment in the United States and economic conditions in general and the impact may continue for some time. While Bluegreen believes that it is still too early to know the full impact of COVID- 19 on its default or delinquency rates, Bluegreen believes that the COVID-19 pandemic will have a significant impact on its VOI notes receivable. Accordingly, during March 2020, Bluegreen recorded an allowance for loan losses of $12.0 million, which includes its estimate of customer defaults as a result of the COVID–19 pandemic, based on Bluegreen’s historical experience, forbearance requests received from their customers, and other factors, including but not limited to, the seasoning of the notes receivable and FICO scores of the customers.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326)” (“ASU 2016-13”), which introduces an approach of estimating credit losses on certain types of financial instruments based on expected losses. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan losses. Further, the standard requires that public entities disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination (i.e. by vintage year). This standard became effective for us on January 1, 2020. We adopted this standard on January 1, 2020 using a modified retrospective method. The adoption did not have a material impact on our consolidated financial statements or related disclosures and no cumulative adjustment was recorded primarily due to the fact our VOI notes receivable are recorded net of an allowance that is calculated in accordance with ASC 606, Revenue from Contracts with Customers. We also elected the practical expedient to not measure an allowance for credit losses for accrued interest receivables, as our interest income is suspended, and previously accrued but unpaid interest income is reversed, on all delinquent notes receivable when principal or interest payments are more than 90 days contractually past due and not resumed until such loans are less than 90 days past due.

In August 2018, the FASB issued ASU 2018-15, “Intangibles – Goodwill and Other – Internal–Use Software (Subtopic 350-40)” (“ASU 2018-15”), which requires a customer in a cloud computing arrangement that is a service contract (“CCA”) to follow internal-use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets or expense as incurred. ASU 2018-15 also requires companies to present implementation costs related to a CCA in the same financial statement line items as the CCA service fees. We adopted this standard on January 1, 2020 and are applying the transition guidance as of the date of adoption prospectively, under the current period adjustment method. Upon adoption of the standard, we reclassified $1.9 million of capitalized implementation costs related to a CCA that was in the implementation phase as of January 1, 2020 from property and equipment to prepaid expenses.

Future Adoption of Recently Issued Accounting Pronouncements

The FASB has issued the following accounting pronouncement and guidance relevant to our operations which had not yet been adopted as of September 30, 2020:

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effect of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”), which provides relief for companies preparing for discontinuation of LIBOR in response to the Financial Conduct Authority (the regulatory authority over LIBOR) plan for a phase out of regulatory oversight of LIBOR interest rate indices after 2021 to allow for an orderly transition to an alternate reference rate. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to LIBOR for promissory notes or other contracts that are currently indexed to LIBOR. The ARRC has proposed a market transition plan to SOFR from LIBOR and organizations are currently working on transition plans as it relates to derivatives and cash markets indexed to LIBOR. Although our VOIs notes receivable from our borrowers are not indexed to LIBOR, we currently have $177.1 million of LIBOR indexed junior subordinated debentures, $88.2 million of LIBOR indexed receivable-backed notes payable and lines of credit and $162.0 million of LIBOR indexed lines of credit and notes payable (which are not receivable-backed) that mature after 2021. Companies can apply ASU 2020-04 immediately. However, the guidance will only be available for a limited time, generally through December 31, 2022. We are evaluating the potential impact that the eventual replacement of the LIBOR benchmark interest rate could have on our results of operations, liquidity and consolidated financial statements.

2. Variable Interest Entities

Bluegreen sells VOI notes receivable through special purpose finance entities. These transactions are generally structured as non-recourse to Bluegreen and are designed to provide liquidity for Bluegreen and to transfer the economic risks and benefits of the notes receivable to third parties. In a securitization, various classes of debt securities are issued by the special purpose finance entities that are generally collateralized by a single tranche of transferred assets, which consist of VOI notes receivable. Bluegreen services the securitized notes receivable for a fee pursuant to servicing agreements negotiated with third parties at the time of the securitization.

In these securitizations, Bluegreen generally retains a portion of the securities and continues to service the securitized notes receivable. Under these arrangements, the cash payments received from obligors on the receivables sold are generally applied monthly to pay fees to service providers, make interest and principal payments to investors, and fund required reserves, if any, with the remaining balance of such cash retained by Bluegreen; however, to the extent the portfolio of receivables fails to satisfy specified performance criteria (as may occur due to, among other things, an increase in default rates or credit loss severity) or other trigger events occur, the funds received from obligors are required to be distributed on an accelerated basis to investors. Depending on the circumstances and the transaction, the application of the accelerated payment formula may be permanent or temporary until the trigger event is cured. While there is no assurance that compliance will be maintained in the future, as of September 30, 2020, Bluegreen was in compliance with all material terms under its securitization transactions, and no trigger events had occurred.

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

Under the terms of certain VOI note sales, Bluegreen has the right to repurchase or substitute a limited amount of defaulted notes for new notes at the outstanding principal balance plus accrued interest. Bluegreen’s voluntary repurchases and substitutions of defaulted notes for the nine months ended September 30, 2020 and 2019 were $11.1 million and $8.4 million, respectively. Bluegreen’s maximum exposure to loss relating to its non-recourse securitization entities is the difference between the outstanding VOI notes receivable and the notes payable, plus cash reserves and any additional residual interest in future cash flows from collateral.

The table below sets forth information regarding the assets and liabilities of Bluegreen’s consolidated VIEs included in the Company’s condensed consolidated statements of financial condition (in thousands):

	September 30,	December 31,
	2020	2019
Restricted cash	$15,135	22,534
Securitized notes receivable, net	271,539	292,590
Receivable backed notes payable - non-recourse	303,301	334,246

The restricted cash and the securitized notes receivable balances set forth in the table above are restricted to satisfy obligations of the VIEs.

3. Notes Receivable

The table below sets forth information relating to Bluegreen’s notes receivable and related allowance for loan losses (dollars in thousands):

	September 30,	December 31,
	2020	2019
Notes receivable secured by VOIs:
VOI notes receivable - non-securitized	$197,845	203,872
VOI notes receivable - securitized	362,073	385,326
Gross VOI notes receivable	559,918	589,198
Allowance for loan losses - non-securitized	(59,271)	(47,894)
Allowance for loan losses - securitized	(90,534)	(92,736)
Allowance for loan losses	(149,805)	(140,630)
VOI notes receivable, net	$410,113	448,568
Allowance as a % of gross VOI notes receivable	27%	24%

The weighted-average interest rate charged on Bluegreen’s notes receivable secured by VOIs was 14.9% as of September 30, 2020 and December 31, 2019. Bluegreen’s VOI notes receivable bear interest at fixed rates and are generally secured by property located in Florida, Missouri, Nevada, South Carolina, Tennessee, and Wisconsin.

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

While Bluegreen does not believe the full impact of COVID-19 is reflected in its default or delinquency rates, Bluegreen believes that COVID-19 pandemic has had and is expected to continue to have a significant impact on its VOI notes receivable. Accordingly, in March 2020, Bluegreen recorded an additional allowance for loan losses of $12.0 million, which includes its estimate of customer defaults as a result of the COVID-19 pandemic based on Bluegreen’s historical experience, forbearance requests received from its customers, and other factors, including, but not limited to, the seasoning of the notes receivable and FICO scores of the customers.

The activity in Bluegreen’s allowance for loan losses on VOI notes receivable was as follows (in thousands):

	For the Nine Months Ended
	September 30,
	2020	2019
Balance, beginning of period	$140,630	134,133
Provision for loan losses	44,083	39,483
Write-offs of uncollectible receivables	(34,908)	(38,340)
Balance, end of period	$149,805	135,276

The table below sets forth information relating to Bluegreen’s VOI notes receivable by year of origination, including the FICO score of the borrower at the time of origination and delinquency status, as of September 30, 2020 (in thousands):

	Year of Origination
	2020 (3)	2019	2018	2017	2016	2015 and Prior	Total
By FICO score:
701+	$49,843	$92,561	$61,442	$39,863	$29,802	$39,607	$313,118
601-700	30,057	47,499	36,549	26,616	24,508	38,616	203,845
<601 (1)	2,492	4,815	3,266	2,239	2,429	4,445	19,686
Other (2)	225	3,009	4,848	4,484	3,551	7,152	23,269
Total	$82,617	$147,884	$106,105	$73,202	$60,290	$89,820	$559,918

Defaults	$610	$8,251	$9,484	$6,559	$4,901	$5,103	$34,908
Allowance for loan loss	$22,945	$43,188	$29,545	$18,070	$17,126	$18,931	$149,805

Delinquency status:
Current	$81,169	$141,008	$99,478	$68,010	$56,417	$81,387	$527,469
31-60 days	612	1,521	1,243	736	558	936	5,606
61-90 days	315	1,510	764	946	408	568	4,511
Over 91 days (2)	521	3,845	4,620	3,510	2,907	6,929	22,332
Total	$82,617	$147,884	$106,105	$73,202	$60,290	$89,820	$559,918

(1)Includes VOI notes receivable attributable to borrowers without a FICO score (primarily foreign borrowers).

(2)Includes $15.2 million related to VOI notes receivable that, as of September 30, 2020, had defaulted, but the related VOI note receivable balance had not yet been charged off in accordance with the provisions of certain of Bluegreen’s receivable-backed notes payable transactions. These VOI notes receivable have been reflected in the allowance for loan losses.

(3)VOI originations for the nine months ended September 30, 2020.

The table below sets forth information regarding the percentage of gross notes receivable outstanding by FICO score of the borrower at the time of origination:

	September 30,	December 31,
FICO Score	2020	2019
700+	59.00%	59.00%
600-699	37.00	37.00
<601(1)	4.00	4.00
Total	100.00%	100.00%

(1)Includes VOI notes receivable attributable to borrowers without a FICO score (primarily foreign borrowers).

Bluegreen’s notes receivable are carried at amortized cost less an allowance for loan losses. Generally, interest income is suspended, and previously accrued but unpaid interest income is reversed on delinquent notes receivable when principal or interest payments are more than 90 days contractually past due and not resumed until such loans are less than 90 days past due. As of September 30, 2020 and December 31, 2019, $22.3 million and $19.3 million, respectively, of Bluegreen’s VOI notes receivable were more than 90 days past due, and accordingly, consistent with Bluegreen’s policy, were not accruing interest income. After approximately 127 days, Bluegreen’s VOI notes receivable are generally written off against the allowance for loan loss. Accrued interest was $3.8 million and $5.3 million as of September 30, 2020 and December 31, 2019, respectively, and is included within other assets in the Company’s condensed consolidated statements of financial condition herein.

The table below sets forth information regarding the delinquency status of Bluegreen’s VOI notes receivable (in thousands):

	September 30,	December 31,
	2020	2019
Current	$527,469	557,849
31-60 days	5,606	6,794
61-90 days	4,511	5,288
> 91 days (1)	22,332	19,267
Total	$559,918	589,198

(1)Includes $15.2 million and $10.6 million of VOI notes receivable as of September 30, 2020 and December 31, 2019, respectively, that, as of such dates, had defaulted but the related VOI note receivable balance had not yet been charged off in accordance with the provisions of certain of Bluegreen’s receivable-backed notes payable transactions. These VOI notes receivable have been included in the allowance for loan losses.

4. VOI Inventory

Bluegreen’s VOI inventory consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Completed VOI units	$271,985	269,847
Construction-in-progress	—	3,946
Real estate held for future VOI development	78,360	73,144
Total VOI inventory	$350,345	346,937

5. Debt

Notes Payable and Other Borrowings

Bluegreen has outstanding borrowings with various financial institutions and other lenders. Financial data related to Bluegreen’s lines of credit and notes payable (other than receivable-backed notes payable, which are discussed below) as of September 30, 2020 and December 31, 2019, was as follows (dollars in thousands):

	September 30, 2020			December 31, 2019
			Carrying			Carrying
			Amount of			Amount of
	Debt	Interest	Pledged	Debt	Interest	Pledged
	Balance	Rate	Assets	Balance	Rate	Assets
Bluegreen:
NBA Éilan Loan	$16,973	3.50%	$28,235	$18,820	4.95%	$31,259
Fifth Third Syndicated Line of Credit	50,000	2.39%	74,028	30,000	3.85%	49,062
Fifth Third Syndicated Term Loan	95,000	2.56%	140,654	98,750	3.71%	161,497
Unamortized debt issuance costs	(1,302)			(1,410)
Total notes payable and other borrowings	$160,671			$146,160

Except as described below, there were no new debt issuances or significant changes related to the above listed notes payable and other borrowings during the nine months ended September 30, 2020.

Fifth Third Syndicated Line of Credit and Fifth Third Syndicated Term Loan. During March 2020, in an effort to assure adequate liquidity for a sustained period given the effect and uncertainties associated with of the COVID-19 pandemic, Bluegreen drew down $60.0 million under its line of credit. Bluegreen repaid the $60 million borrowed as of September 30, 2020. Further, in October 2020, Bluegreen repaid an additional $20.0 million on its line-of-credit. to modify the definition of certain customary covenants. As of September 30, 2020, outstanding borrowings under the facility totaled $145.0 million, including $95.0 million under the Fifth Third Syndicated Term Loan with an interest rate of 2.56%, and $50.0 million under the Fifth Third Syndicated Line of Credit with an interest rate of 2.39%.

Iberia Revolving Line of Credit. BVH previously had a $50.0 million revolving line of credit with IberiaBank. Effective September 30, 2020, the loan agreement was terminated at the request of BVH in connection with the completion of the spin-off of BBX Capital. In connection with termination, IberiaBank released the security interest over all collateral granted to the lenders under the facility. No amounts were outstanding under the loan agreement at September 30, 2020.

Receivable-Backed Notes Payable

The table below sets forth information regarding Bluegreen’s receivable-backed notes payable facilities (dollars in thousands):

	September 30, 2020			December 31, 2019
			Principal			Principal
			Balance of			Balance of
			Pledged/			Pledged/
	Debt	Interest	Secured	Debt	Interest	Secured
	Balance	Rate	Receivables	Balance	Rate	Receivables
Receivable-backed notes
payable - recourse:
Liberty Bank Facility (1)	$19,715	3.40%	$26,263	$25,860	4.75%	$31,681
NBA Receivables Facility(2)	33,389	3.35%	42,792	32,405	4.55%	39,787
Pacific Western Facility (1)	24,313	3.03%	31,241	30,304	4.68%	37,809
Total	$77,417		$100,296	$88,569		$109,277

Receivable-backed notes
payable - non-recourse:
KeyBank/DZ Purchase Facility	60,981	2.50%	77,140	31,708	3.99%	39,448
Quorum Purchase Facility	34,240	4.75-5.50%	39,876	44,525	4.75-5.50%	49,981
2012 Term Securitization	5,025	2.94%	6,162	8,638	2.94%	9,878
2013 Term Securitization	13,286	3.20%	15,139	18,219	3.20%	19,995
2015 Term Securitization	24,302	3.02%	26,998	31,188	3.02%	33,765
2016 Term Securitization	37,952	3.35%	43,794	48,529	3.35%	54,067
2017 Term Securitization	54,507	3.12%	62,877	65,333	3.12%	74,219
2018 Term Securitization	77,148	4.02%	90,088	91,231	4.02%	103,974
Unamortized debt issuance costs	(4,140)	—	—	(5,125)	—	—
Total	$303,301		$362,074	$334,246		$385,327
Total receivable-backed debt	$380,718		$462,370	$422,815		$494,604

(1)Recourse on these facilities is in each case limited to $10 million, subject to certain exceptions.

(2)Pursuant to the September 25, 2020 amendment described below, recourse to Bluegreen/Big Cedar Vacations under this amended facility was reduced to $23.8 million and will be reduced by $1.3 million per month starting October 31, 2020 until it reaches a floor of $10.0 million.

Liberty Bank Facility. Since 2008, Bluegreen has maintained a revolving VOI notes receivable hypothecation facility (the “Liberty Bank Facility”) with Liberty Bank which provides for advances on eligible receivables pledged under the Liberty Bank Facility, subject to specified terms and conditions, during the revolving credit period. On June 25, 2020, Bluegreen amended the Liberty Bank Facility to extend the revolving credit period from June 2020 to June 2021, and the maturity from March 2023 to June 2024. In addition, the amendment decreased the advance rate with respect to Qualified Timeshare Loans from 85% to 80% of the unpaid principal balance of the Qualified Timeshare Loans. The advance rate with respect to Nonconforming Qualified Timeshare Loans remained 60% of the unpaid principal balance of Non-Conforming Qualified Timeshare Loans. The amendment also reduced the maximum permitted outstanding borrowings from $50.0 million to $40.0 million, subject to the terms of the facility, and commencing on July 1, 2020, decreased the interest rate to the Wall Street Journal (“WSJ”) Prime Rate minus 0.10% with a floor of 3.40% from the Prime Rate with a floor of 4.00%. In addition, recourse to Bluegreen under the amended facility was reduced to $10.0 million, with certain exceptions set forth in the facility. Subject to the terms of the facility, principal and interest due under the Liberty Bank Facility are paid as cash is collected on the pledged receivables, with the remaining balance being due at maturity. See “2020 Term Securitization” below for information regarding repayments under this facility during October 2020.

NBA Receivables Facility. Bluegreen/Big Cedar Vacations has a revolving VOI hypothecation facility (the “NBA Receivables Facility”) with National Bank of Arizona (“NBA”) which was amended and restated on September 25, 2020. The Amended and Restated NBA Receivables Facility extended the revolving advance period from September 2020 to September 2023 and the maturity date from March 2025 to March 2028. In addition, the interest rate on all new advances made under the facility will be one month LIBOR plus 2.25% (with an interest rate floor of 3.00%). Further, if new advances of at least $25.0 million are made by June 30, 2021, the interest rate on borrowings under the facility at September 25, 2020, to the extent then remaining outstanding, will be reduced from the current rate of one month LIBOR plus 2.75% (with an interest rate floor of 3.50%) to one month LIBOR plus 2.25% (with an interest rate floor of 3.00%). The Amended and Restated NBA Receivables Facility provides for advances at a rate of 80% on eligible receivables pledged under the facility (decreased from the prior rate of 85%), subject to eligible collateral and specified terms and conditions, during the revolving credit period. The maximum borrowings allowed under the facility remains at $70.0 million. In addition, recourse to Bluegreen/Big Cedar under the amended facility was reduced to $23.8 million as of September 25, 2020 and will be reduced by $1.3 million per month starting October 31, 2020 until it reaches a floor of $10 million. Subject to the terms of the facility, principal and interest payments received on pledged receivables are applied to principal and interest due under the facility, with the remaining outstanding balance being due by maturity.

Quorum Purchase Facility. Bluegreen/Big Cedar Vacations has a VOI notes receivable purchase facility (the “Quorum Purchase Facility”) with Quorum Federal Credit Union (“Quorum”), pursuant to which Quorum has agreed to purchase eligible VOI notes receivable in an amount of up to an aggregate $50.0 million purchase price, subject to certain conditions precedent and other terms of the facility. On March 17, 2020, the Quorum Purchase Facility was amended to extend the advance period to December 2020 from June 2020. The interest rate on each advance is set at the time of funding based on rates mutually agreed upon by the parties. The maturity of the Quorum Purchase Facility is December 2032. The Quorum Purchase Facility provides for an 85% advance rate on eligible receivables sold under the facility; however, Quorum can modify this advance rate on future purchases subject to the terms and conditions of the Quorum Purchase Facility.

2012 Term Securitization. In October 2020, Bluegreen repaid in full the notes payable issued in connection with the 2012 Term Securitization. Accordingly, the related unamortized debt issuance costs of $0.1 million were written off during the fourth quarter of 2020.

Except as described above, there were no new debt issuances or significant changes related to the above listed facilities during the nine months ended September 30, 2020. See Note 13 to our Consolidated Financial Statements included in our 2019 Annual Report on Form 10-K for additional information regarding the receivable-backed notes payable facilities.

2020 Term Securitization. In October 2020, Bluegreen completed the 2020-A Term Securitization, a private offering and sale of approximately $131.0 million of investment-grade, VOI receivable backed notes (the “Notes”), including approximately $48.6 million of Class A Notes, approximately $47.9 million of Class B Notes and approximately $34.5 million of Class C Notes with interest rates of 1.55%, 2.49%, and 4.22%, respectively, which blends to an overall interest rate of approximately 2.60%. The gross advance rate for this transaction was 88.0%. The Notes mature in February 2036. KeyBanc Capital Markets Inc. (“KeyCM”) and Barclays Capital Inc. acted as co-lead managers and were the initial purchasers of the Notes. KeyCM also acted as structuring agent for the transaction.

The amount of the VOI receivables sold or to be sold to BXG Receivables Note Trust 2020-A (the “Trust”) in the transaction is approximately $148.9 million, approximately $138.9 million of which was sold to the Trust at closing and approximately $10.0 million of which (the “Prefunded Receivables”) is expected to be sold to the Trust by February 5, 2021. The gross proceeds of such sales to the Trust are anticipated to be approximately $131.0 million. A portion of the proceeds received to date were used to: repay KeyBank National Association (“KeyBank”) and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main (“DZ Bank”) approximately $61.1 million, representing all amounts outstanding (including accrued interest) under Bluegreen’s existing purchase facility with KeyBank and DZ Bank (the "KeyBank/DZ Purchase Facility"); repay Liberty Bank approximately $6.4 million the Liberty Bank Facility; repay Pacific Western Bank approximately $14.6 million under Bluegreen’s existing facility with Pacific Western Bank (the “Pacific Western Bank Facility”); capitalize a reserve fund; and pay fees and expenses associated with the transaction. Prior to the closing of the 2020-A Term Securitization, Bluegreen, as servicer, funded approximately $5.0 million in connection with the servicer redemption of the notes related to the BXG Receivables Note Trust 2012-A, and certain of the VOI notes in such trust were sold to the Trust in connection with the 2020-A Term Securitization. The remainder of the gross proceeds from the 2020-A Term Securitization are expected to be used by Bluegreen for general corporate purposes. As a result of the facility repayments described above, (i) there currently are no amounts outstanding under the KeyBank/DZ Purchase Facility, which allows for maximum outstanding receivable-backed borrowings of $80.0 million on a revolving basis through December 31, 2022, (ii) there is currently approximately $13.3 million outstanding under the Liberty Bank Facility, which permits maximum outstanding receivable-backed borrowings of $40.0 million on a revolving basis through June 30, 2021, and (iii) there is currently approximately $9.7 million outstanding under the Pacific Western Bank Facility, which permits maximum outstanding receivable-backed borrowings of $40.0 million on a revolving basis through September 20, 2021. Thus, additional availability of approximately $82.1 million in the aggregate was created under the KeyBank/DZ Purchase Facility, Liberty Bank Facility and Pacific Western Facility as a result of the repayments. With respect to each of the KeyBank/DZ Purchase Facility, the Liberty Bank Facility and the Pacific Western Bank Facility, the maximum outstanding receivable-backed borrowings permitted as set forth above is subject to eligible collateral and the other terms and conditions of the facility.

Subject to performance of the collateral, we will receive any excess cash flows generated by the receivables transferred under the 2020-A Term Securitization (excess meaning after payments of customary fees, interest, and principal under the 2020-A Term Securitization) on a pro-rata basis as borrowers make payments on their VOI loans.

While ownership of the VOI receivables included in the 2020-A Term Securitization is transferred and sold for legal purposes, the transfer of these receivables is accounted for as a secured borrowing for financial accounting purposes. Accordingly, no gain or loss was recognized as a result of this transaction.

Junior Subordinated Debentures

The table below sets forth information regarding the Company’s junior subordinated debentures (dollars in thousands):

	September 30, 2020		December 31, 2019
		Effective		Effective
	Carrying	Interest	Carrying	Interest
	Amounts	Rates (1)	Amounts	Rates (1)
Woodbridge - Levitt Capital Trusts I - IV	$66,302	4.11 - 4.16%	$66,302	5.74 - 5.95%
Bluegreen Statutory Trusts I - VI	110,827	5.07 - 5.21%	110,827	6.74 - 6.86%
Unamortized debt issuance costs	(1,075)		(1,129)
Unamortized purchase discount	(38,117)		(38,746)
Total junior subordinated debentures	$137,937		$137,254

(1)The Company’s junior subordinated debentures bear interest at 3-month LIBOR (subject to quarterly adjustment) plus a spread ranging from 3.80% to 4.90%.

All of the junior subordinated debentures were eligible for redemption by Woodbridge and Bluegreen, as applicable, as of September 30, 2020 and December 31, 2019.

See Note 13 to the Company’s consolidated financial statements included in the 2019 Annual Report for additional information regarding the Company’s junior subordinated debentures.

Debt Compliance and Amounts Available under Credit Facilities

As of September 30, 2020, BVH and its subsidiaries were in compliance with all material financial covenants under their debt instruments. As of September 30, 2020, Bluegreen had availability of approximately $182.4 million under its receivable-backed purchase and credit facilities and corporate credit line, subject to eligible collateral and the terms of the facilities, as applicable.

6. Revenue Recognition

The table below sets forth the Company’s revenue disaggregated by category (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Sales of VOIs	$59,265	66,318	$113,447	186,351
Fee-based sales commissions	22,119	60,478	64,619	161,033
Resort and club management revenue	24,454	27,165	73,707	78,169
Cost reimbursements	15,684	17,883	46,654	48,933
Resort title fees	1,281	4,289	5,353	10,092
Other customer revenue	2,096	2,290	4,498	5,754
Revenue from customers	124,899	178,423	308,278	490,332
Interest income	19,346	21,586	59,963	63,969
Other revenue	—	28	—	70
Total revenues	$144,245	200,037	$368,241	554,371

7. Income Taxes

BVH and its subsidiaries file a consolidated U.S. federal income tax return and income tax returns in various state and foreign jurisdictions.

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

The Company’s effective income tax rate for the three and nine months ended September 30, 2020 from continuing operations was (0.7)%. The effective income tax rate was different than the expected federal income tax rate of 21% due to the impact of the Company’s nondeductible executive compensation. In connection with the spin-off of BBX Capital, the Company accelerated the vesting of outstanding restricted stock awards and paid incentive bonuses which amounted to $32.6 million of nondeductible compensation.

The Company’s effective income tax rate for the three and nine months ended September 30, 2019 from continuing operations was 27%. The effective tax rate was different than the expected federal income tax rate of 21% due to the impact of nondeductible executive compensation and state income taxes. The effective tax rate for the three and nine months ended September 30, 2019 excludes the tax benefit associated with the $39.1 million Bass Pro litigation settlement, which the Company accounted for as a discrete item at the statutory income tax rate of 26%.

The Company’s effective income tax rate for the three and nine months ended September 30, 2020 from discontinued operations reflects a change in the Company’s forecasted operating results for the annual period, which resulted in the additional tax benefits recognized during the three months ended September 30, 2020.

The Company’s effective income tax rate for the three and nine months ended September 30, 2019 from discontinued operations was different than the expected federal income tax rate of 21% due to the impact of state income taxes.

8. Commitments and Contingencies

Litigation Matters

In the ordinary course of business, BVH and its subsidiaries are parties to lawsuits as plaintiff or defendant involving its operations and activities. Bluegreen is subject to claims or proceedings from time to time relating to the purchase, sale, marketing, or financing of VOIs and other business activities. Additionally, from time to time in the ordinary course of business, the Company is involved in disputes with existing and former employees, vendors, taxing jurisdictions, and other individuals and entities, and we also receive individual consumer complaints as well as complaints received through regulatory and consumer agencies, including Offices of State Attorneys General. The Company takes these matters seriously and attempts to resolve any such issues as they arise. We may also become subject to litigation related to the COVID-19 pandemic, including with respect to any actions we take as a result thereof.

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

The Coronavirus Aid, Relief, and Economic Securities Act (“CARES Act”) was signed into law on March 27, 2020 in response to the COVID-19 pandemic. As of September 30, 2020, we evaluated the income tax provisions of the CARES Act and determined they would have no significant effect on either our September 30, 2020 income tax rate or the computation of our estimated effective tax rate for the year ended December 31, 2020. However, we have taken advantage of the deferral of the employer portion of the tax withholding amounts and the employee retention tax credits provided for in the CARES Act. During the nine months ended September 30, 2020, we recorded a tax withholding deferral of $5.1 million and employee retention tax credits of $6.9 million, which is included in selling, general and administrative expenses in our unaudited consolidated statements of operations and comprehensive income for the nine months ended September 30, 2020.

The following is a description of certain litigation matters:

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

On February 28, 2018, Oscar Hernandez and Estella Michael filed purported class action litigation in San Bernardino Superior Court against Bluegreen Vacations Unlimited, Inc. (“BVU”). The central claims in the complaint, as amended during June 2018, include alleged failures to pay overtime and wages at termination and to provide meal and rest periods, as well as claims relating to non-compliant wage statements and unreimbursed business expenses; and a claim under the Private Attorney’s General Act. Plaintiffs seek to represent a class of approximately 660 hourly, non-exempt employees who worked in the state of California since March 1, 2014. In April 2019, the parties mediated and agreed to settle the matter for an immaterial amount. The parties have executed the settlement documents.  The court issued preliminary approval of the settlement agreement on September 8, 2020. The final approval hearing is set for January 2021.

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

On July 18, 2019, Eddie Boyd, et al. filed an action alleging that BVU and co-defendants violated the Missouri Merchandise Practices Act for allegedly making false statements and misrepresentations with respect to the sale of VOIs. Plaintiffs further have filed a purported class action allegation that BVU’s charging of an administrative processing fee constitutes the unauthorized practice of law and have also asserted that Bluegreen and their outside counsel engaged in abuse of process by filing a lawsuit against plaintiffs’ counsel (The Montgomery Law Firm). Plaintiffs seek monetary damages, attorneys’ fees, and injunctive relief. On August 31, 2020, the Judge certified a class regarding the unauthorized practice of law claim and dismissed the claims regarding abuse of process. Bluegreen believes the lawsuit is without merit.

On July 7, 2020, Robert Barban and approximately 172 other plaintiffs filed an action against Bluegreen subsidiaries, Bluegreen Resorts Management, Inc. (“BRM”) and Vacation Trust, Inc. (“VTI”), seeking a financial review. Plaintiffs further allege that the allocation system in place does not allow them to freely and easily use, occupy, and enjoy the accommodations and facilities. Finally, they allege that BRM has unreasonably escalated operating costs and that VTI failed to protect the plaintiffs from these costs. Bluegreen intends to vigorously defend the action and intend to move to dismiss the complaint on a number of grounds including the parties’ agreements to arbitrate these issues.

On July 14, 2020, Kenneth Johansen, individually and on behalf of all others similarly situated, filed a purported class action against BVU for alleged violations of the Telephone Consumer Protection Act (“TCPA”). Specifically, the named plaintiff alleges that he received at least nine telemarketing calls from BVU while he was on the National Do Not Call Registry. He seeks to certify a class of similarly situated plaintiffs. Bluegreen intends to vigorously defend the action. Bluegreen filed a motion to dismiss, and plaintiff in response filed an amended complaint on September 18, 2020. Bluegreen filed a motion to dismiss the amended complaint on October 2, 2020, which is fully briefed and pending before the Court. Discovery has begun and is ongoing.

On August 30, 2020, over 100 VOI owners at The Manhattan Club (“TMC”) sued BVU and certain unaffiliated entities (the “Non-Bluegreen Defendants”). The complaint includes claims arising out of alleged misrepresentations made during the sale of VOIs at TMC and certain post-sale operational practices, including allegedly charging owners excessive annual maintenance fees and implementing reservation policies that the restrict the ability of VOI owners to use their points to access the resort while allowing the general public to make reservations. The plaintiffs assert in the complaint that Bluegreen acquired operational control of TMC from the Non-Bluegreen Defendants in 2018 and assumed joint liability for any prior wrongdoing by them. Bluegreen believes this assertion to be erroneous and that the claims against BVU are without merit.

Commencing in 2015, it came to Bluegreen’s attention that its collection efforts with respect to its VOI notes receivable were being impacted by a then emerging, industry-wide trend involving the receipt of “cease and desist” letters from exit firms and attorneys purporting to represent certain VOI owners. Following receipt of these letters, Bluegreen is unable to contact the owners unless allowed by law. Bluegreen believes these exit firms have encouraged such owners to become delinquent and ultimately default on their obligations and that such actions and Bluegreen’s inability to contact the owners are a primary contributor to the increase in its annual default rates. Bluegreen’s average annual default rates have increased from 6.9% in 2015 to 9.7% in 2020. Bluegreen also estimated that approximately 13.7% of the total delinquencies on its VOI notes receivable as of June 30, 2020 related to VOI notes receivable subject to this issue. Bluegreen has in a number of cases pursued, and may in the future pursue, legal action against the VOI owners, and as described below, against the exit firms.

On December 21, 2018, Bluegreen filed a lawsuit against timeshare exit firm Totten Franqui and certain of its affiliates (“TPEs”). In the complaint, Bluegreen alleged that the TPEs, through various forms of deceptive advertising, as well as inappropriate direct contact with VOI owners, made false statements about Bluegreen and provided misleading information to the VOI owners. The TPEs have encouraged nonpayment by consumers and exacted fees for doing so. Bluegreen believes the consumers are paying fees to the TPEs in exchange for illusory services and has asserted claims against the TPEs under the Lanham Act, as well as tortious interference with contractual relations, civil conspiracy to commit tortious interference, and other claims. During the course of the litigation, the TPEs and Totten Franqui filed for bankruptcy, which resulted in the litigation being stayed. Bluegreen has reached favorable settlements with the

TPE principals and are awaiting formal court approval of a settlement with the bankruptcy trustee. The settlement with the principals includes findings of fact against the defendants regarding their business practices and a permanent injunction prohibiting the principals of the TPE from working again in the timeshare exit space.

On November 13, 2019, Bluegreen filed a lawsuit against timeshare exit firm The Montgomery Law Firm and certain of its affiliates (also included in “TPEs”). In the complaint, Bluegreen alleged, as discussed above, that the TPEs, through various forms of deceptive advertising, as well as inappropriate direct contact with VOI owners, made false statements about Bluegreen, provided misleading information to the VOI owners, and encouraged nonpayment by consumers. Bluegreen believes the consumers are paying fees to the TPEs in exchange for illusory services. Bluegreen has asserted claims against the TPEs under the Lanham Act, as well as tortious interference with contractual relations, civil conspiracy to commit tortious interference, and other claims. Defendants have moved to dismiss the complaint which is pending.

The following is a description of certain commitments, contingencies, and guarantees:

Bluegreen, indirectly through BVU, its wholly-owned subsidiary, has an exclusive marketing agreement with Bass Pro, a nationally-recognized retailer of fishing, marine, hunting, camping and sports gear, that provides Bluegreen with the right to market and sell vacation packages at kiosks in each certain Bass Pro and Cabela’s retail locations and through other means. Pursuant to a settlement agreement Bluegreen entered into with Bass Pro and its affiliates during June 2019, Bluegreen paid Bass Pro $20.0 million during June 2019 and agreed to, among other things, make five annual payments to Bass Pro of $4.0 million in January of each year commencing in 2020. In June 2019, Bluegreen accrued for the net present value of the settlement, plus attorney’s fees and costs, totaling approximately $39.1 million. The first $4.0 million annual payment was made during January 2020. As of September 30, 2020, $14.5 million was accrued for the remaining payments required by the settlement agreement, which are included in other liabilities in the Company’s condensed consolidated statement of financial condition as of September 30, 2020.

During the nine months ended September 30, 2020 and 2019, VOI sales to prospects and leads generated by the agreement with Bass Pro accounted for approximately 11% and 13%, respectively, of Bluegreen’s VOI sales volume. In March 2020, as a result of the COVID-19 pandemic, Bluegreen temporarily closed its retail marketing operations at Bass Pro Shops and Cabela’s stores. Subject to the terms and conditions of the settlement agreement, Bluegreen will generally be required to pay the fixed annual fee with respect to at least 59 Bass Pro retail stores and a minimum number of Cabela’s retail stores that increases over time to a total of at least 60 Cabela’s retail stores by the end of 2021. In January 2020, Bluegreen paid $5.2 million for this fixed fee, of which $1.3 million was prepaid and is included in the Company’s unaudited condensed consolidated statement of financial condition as of September 30, 2020. Bluegreen had marketing operations at 26 Cabela’s stores at September 30, 2020 and is required to begin marketing operations in at least 14 more stores by December 31, 2020. Notwithstanding the foregoing, the minimum number of Bass Pro and Cabela’s retail stores for purposes of the fixed annual fee may be reduced under certain circumstances set forth in the agreement, including as a result of a reduction of traffic in the stores in excess of 25% year-over-year.

Beginning in mid-May 2020, Bluegreen resumed its retail marketing operations at certain Bass Pro Shops and Cabela’s stores. By September 30, 2020, Bluegreen recommenced marketing operations at 87 Bass Pro Shops and Cabela’s stores and commenced marketing operations at 5 new Cabela’s stores. Additionally, in October 2020, Bluegreen recommenced marketing operations in 1 additional Bass Pro Shop and commenced marketing operations at 4 new Cabela’s stores for a total of 97 Bass Pro Shops and Cabela’s stores.

In lieu of paying maintenance fees for unsold VOI inventory, Bluegreen may enter into subsidy agreements with certain HOAs. During the nine months ended September 30, 2020 and 2019, Bluegreen paid $7.7 million and $10.5 million, respectively, in subsidy payments in connection with these arrangements. As of September 30, 2020, Bluegreen accrued $10.1 million for such subsidies, which is included in other liabilities in the Company’s condensed consolidated statement of financial condition. As of December 31, 2019, Bluegreen had no accrued liabilities for such subsidies.

In December 2019, Bluegreen’s then-serving President and Chief Executive Officer resigned. In connection with his resignation, Bluegreen agreed to make payments totaling $3.5 million over a period of 18 months, $1.8 million of which remained payable as of September 30, 2020. Additionally, during 2019, Bluegreen entered into certain agreements with other executives related to their separation from Bluegreen or change in position. Pursuant to the terms of these agreements, Bluegreen agreed to make payments totaling $2.5 million through September 30, 2020. All payments have been made under these agreements as of September 30, 2020.

9. Common Stock and Cash Incentive Bonuses

Stock Incentive Plans

On January 21, 2020, the compensation committee of BVH’s Board of Directors granted awards of 488,503 restricted shares of BBX Capital’s Class A Common Stock to its executive officers under the BBX Capital Corporation 2014 Incentive Plan. The aggregate grant date fair value of the awards was $10.2 million, and the shares were scheduled to vest ratably in annual installments of approximately 122,125 shares over four periods beginning on October 1, 2020.

In contemplation of the spin-off, the BVH’s Compensation Committee approved the acceleration of vesting of 488,503 and 528,484 of unvested restricted Class A and Class B Common Stock awards, respectively, that were previously granted by BVH, all of which were held by BVH’s executive officers. In connection with such vesting acceleration in August 2020, BVH recognized compensation expense during the three and nine months ended September 30, 2020 of approximately $19.8 million (which represented the unrecognized compensation expenses associated with the restricted stock awards as of June 30, 2020). The fair value of the restricted stock awards that vested were $16.7 million based on the fair value of BVH’s common stock on the vesting date. There were no restricted stock awards outstanding as of September 30, 2020.

Cash Incentive Bonuses

BVH’s Compensation Committee approved the payment, prior to the consummation of the spin-off, of a total of approximately $19.5 million in cash to BVH’s executives for 2020 services and the payout of cash to settle the BVH’s long-term incentive program for 2020 (which, in previous years, was generally paid primarily in stock awards).

Earnings per Share

During the three and nine months ended September 30, 2020, the weighted average shares of unvested restricted stock awards outstanding were not included in the computation of diluted earnings per share as the shares were antidilutive due to the Company’s recognition of a loss for such periods. During the three and nine months ended September 30, 2019, 3,039,265 shares of unvested restricted stock awards were not included in the computation of diluted earnings per share as the shares were antidilutive due to the Company’s recognition of a loss for such periods.

10. Noncontrolling Interests and Redeemable Noncontrolling Interest

Noncontrolling interests in the Company’s consolidated subsidiaries consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Bluegreen (1)	$22,320	39,740
Bluegreen / Big Cedar Vacations (2)	53,555	49,534
Other (3)	—	1,001
Total noncontrolling interests	$75,875	90,275

During the nine months ended September 30, 2020, Bluegreen repurchased and retired 1,878,400 shares of its common stock for $11.7 million.

Income attributable to noncontrolling interests from continuing operations, including redeemable noncontrolling interests, consisted of the following (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Bluegreen (1)	$713	1,962	293	2,346
Bluegreen / Big Cedar Vacations (2)	2,644	2,248	4,021	9,095
Net income (loss) attributable to noncontrolling interests - continuing operations	$3,357	4,210	4,314	11,441

(1)As a result of Bluegreen’s IPO during the fourth quarter of 2017 and subsequent share repurchases in 2018 and 2020, the Company owned approximately 93% of Bluegreen as of September 30, 2020. Bluegreen was a wholly-owned subsidiary of the Company immediately prior to the Bluegreen IPO.

(2)Bluegreen has a joint venture arrangement pursuant to which it owns 51% of Bluegreen/Big Cedar Vacations.

(3)Reflects the spin-off of BBX Capital on September 30, 2020.

11. Fair Value of Financial Instruments

ASC 820 Fair Value Measurements and Disclosures (Topic 820) defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The inputs used to measure fair value are classified into the following hierarchy:

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

The carrying amounts of financial instruments included in the consolidated financial statements and their estimated fair values are as follows (in thousands):

	As of September 30, 2020		As of December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Cash and cash equivalents	$211,110	211,110	335,846	335,846
Restricted cash	35,672	35,672	49,896	49,896
Notes receivable, net	410,113	542,309	448,568	587,000
Note payable to BBX Capital, Inc.	75,000	75,000	—	—
Lines-of-credit, notes payable, and receivable-backed notes payable	541,389	543,500	568,975	589,300
Junior subordinated debentures	137,937	108,200	137,254	146,000

Cash and cash equivalents. The amounts reported in the Company’s condensed statements of financial condition for cash and cash equivalents approximate fair value.

Restricted cash. The amounts reported in the unaudited consolidated balance sheets for restricted cash approximate fair value.

Notes receivable, net.  The fair value of our notes receivable is estimated using Level 3 inputs and is based on estimated future cash flows considering contractual payments and estimates of prepayments and defaults, discounted at a market rate.

Note Payable to BBX Capital, Inc. The fair value of the note payable to BBX Capital, Inc. approximates fair value as the note was issued on September 30, 2020.

Lines-of-credit, notes payable, and receivable-backed notes payable. The amounts reported in the Company’s condensed statements of financial condition for lines of credit, notes payable, and receivable-backed notes payable approximate fair value for indebtedness that provides for variable interest rates. The fair value of fixed-rate, receivable-backed notes payable was determined using Level 3 inputs by discounting the net cash outflows estimated to be used to repay the debt. These obligations are to be satisfied using the proceeds from the consumer loans that secure the obligations.

Junior subordinated debentures. The fair value of our junior subordinated debentures is estimated using Level 3 inputs based on the contractual cash flows discounted at a market rate or based on market price quotes from the over-the-counter bond market.

12. Certain Relationships and Related Party Transactions

The Company may be deemed to be controlled by Alan B. Levan, the Company’s Chairman, Chief Executive Officer and President, John E. Abdo, the Company’s Vice Chairman, Jarett S. Levan, a director of the Company and its former President and Seth M. Wise, former Executive Vice President. Together, they may be deemed to beneficially own shares of BVH’s Class A Common Stock and Class B Common Stock representing approximately 79% of BVH’s total voting power. Mr. Alan B. Levan and Mr. Abdo also serve as Chairman and Vice Chairman, respectively, of Bluegreen’s Board of Directors, and effective January 1, 2020, Mr. Alan B. Levan also became Bluegreen’s President and Chief Executive Officer. During 2019, Bluegreen accrued $2.0 million of compensation for Mr. Alan Levan for the performance of certain services provided to Bluegreen in a non-executive capacity, all of which was paid during March 2020. John E. Abdo is Bluegreen’s Vice Chairman, has been in an executive capacity at Bluegreen since October 1, 2020 and previously had been in a non-executive capacity. Further, Mr. Jarett Levan and Mr. Wise are members of Bluegreen’s Board. In addition, Raymond S. Lopez, the Company’s Executive Vice President and Chief Financial Officer, also serves as Bluegreen’s Chief Financial Officer and Chief Operating Officer. Mr. Alan Levan, Mr. Abdo and Mr. Lopez receive a significant portion of their compensation from Bluegreen and also receive compensation from BVH for their respective services to BVH. Further, following the spin-off, Mr. Jarett Levan became the Chief Executive Officer and President and a director of BBX Capital, Inc., Mr. Alan Levan became the Chairman of the Board of BBX Capital, Inc. Mr. John E. Abdo became Vice Chairman of BBX Capital, Inc. and Seth M. Wise became Vice President and director of BBX Capital, Inc.

Woodbridge, a wholly-owned subsidiary of BVH, owns approximately 93% of Bluegreen’s outstanding common stock as of September 30, 2020.

Bluegreen paid or reimbursed the Company for management advisory, risk management, administrative and other services in the amounts of $0.7 million and $1.3 million during the three and nine months ended September 30, 2020, and $0.4 million and $1.3 million during the three and nine months ended September 30, 2019, respectively.

In April 2015, pursuant to a Loan Agreement and Promissory Note, a wholly-owned subsidiary of Bluegreen provided an $80.0 million loan to BVH. During July 2020, Bluegreen declared a special cash dividend of $1.19 per share on its common stock, which was payable on August 21, 2020 to shareholders of record as of the close of business on August 6, 2020. The Company used its proceeds of the special cash dividend of approximately $80.0 million to repay the outstanding $80.0 million that BVH owed to Bluegreen. During the three months ended September 30, 2020 and 2019, BVH recognized $0.5 million and $1.2 million, respectively, of interest expense on the loan from Bluegreen. During the nine months ended September 30, 2020 and 2019, BVH recognized $2.5 million and $3.6 million, respectively, of interest expense on the loan. The loan balance and related interest expense were eliminated in consolidation in the Company’s condensed consolidated financial statements.

Excluding the special dividend described above, the Company received $0 and $8.7 million of dividends from Bluegreen during the three and nine months ended September 30, 2020, and $11.4 million and $34.3 million of dividends from Bluegreen during the three and nine months ended September 30, 2019. In April 2020, Bluegreen suspended the payment of its regular quarterly dividend for the foreseeable future due to the effects of the COVID-19 pandemic and economic uncertainty.

In May 2015, BVH, Woodbridge, Bluegreen, Renin, and their respective subsidiaries entered into an Agreement to Allocate Consolidated Income Tax Liability and Benefits pursuant to which, among other customary terms and conditions, the parties agreed to file consolidated federal tax returns. Pursuant to the Consolidated Tax Agreement, the parties calculate their respective income tax liabilities and attributes as if each of them were a separate filer. If any tax attributes are used by another party to the Consolidated Tax Agreement to offset its tax liability, the party providing the benefit will receive an amount for the tax benefits realized. Under this agreement, Bluegreen did not make or receive any payments to BVH or its affiliated entities during the three months ended September 30, 2019. Bluegreen paid BVH or its affiliated entities $13.0 million during the nine months ended September 30, 2019. Bluegreen did not make or receive any payments under the agreement during the three or nine months ended September 30, 2020. The Consolidated Tax Agreement was terminated with respect to BVH’s subsidiaries other than Woodbridge and Bluegreen in connection with BVH’s spin-off of BBX Capital on September 30, 2020.

In connection with the spin-off, BVH issued a $75.0 million note payable to BBX Capital, Inc. that accrues interest at a rate of 6% per annum and requires payments of interest on a quarterly basis. Under the terms of the note, BVH has the option in its discretion to defer interest payments under the note, with interest on the outstanding balance thereafter to accrue at a compounded rate of 8% per annum until such time as BVH is current on all accrued payments under the note, including deferred interest. All outstanding amounts will become due and payable in five years or earlier upon certain other events.

In connection with the spin-off the Company entered in the Transition Services Agreement, Tax Matters Agreement, and Employee Matters Agreement with BBX Capital, Inc.

The Transition Services Agreement generally sets out the respective rights, responsibilities and obligations of Parent and BBX Capital with respect to the support services to be provided to one another after the spin-off, as may be necessary to ensure an orderly transition. The Transition Services Agreement establishes a baseline charge for certain categories or components of services to be provided, which will be at cost unless the parties mutually agree to a different charge. The Transition Services Agreement was effective on September 30, 2020 and will continue for a minimum term of one year, provided that after that year, Parent or BBX Capital may terminate the Transition Services Agreement with respect to any or all services provided thereunder at any time upon thirty (30) days prior written notice to the other party. Either party may renew or extend the term of the Transition Services Agreement with respect to the provision of any service which has not been previously terminated.

The Tax Matters Agreement generally sets out the respective rights, responsibilities, and obligations of Parent and BBX Capital with respect to taxes (including taxes arising in the ordinary course of business and taxes incurred as a result of the spin-off), tax attributes, tax returns, tax contests, and certain other related tax matters. The Tax Matters Agreement allocates responsibility for the preparation and filing of certain tax returns (and the payment of taxes reflected thereon). Under the Tax Matters Agreement, Parent will generally be liable for its own taxes and taxes of all of its subsidiaries (other than the taxes of BBX Capital and its subsidiaries, for which BBX Capital shall be liable) for all tax periods (or portion thereof) ending on September 30, 2020, the effective date of the spin-off. BBX Capital will be responsible for its taxes, including for taxes of its subsidiaries, as well as for taxes of Parent arising as a result of the spin-off (including any taxes resulting from an election under Section 336(e) of the Internal Revenue Code of 1986, as amended (the “Code”) in connection with the spin-off). BBX Capital will bear liability for any transfer taxes incurred in the spin-off. Each of Parent and BBX Capital will indemnify each other against any taxes to the extent paid by one party but allocated to the other party under the Tax Matters Agreement, or arising from any breach of its covenants thereunder, and related out-of-pocket costs and expenses.

The Employee Matters Agreement sets out the respective rights, responsibilities, and obligations of Parent and BBX Capital with respect to the transfer of certain employees of the businesses of BBX Capital and related matters, including benefit plans, terms of employment, retirement plans and other employment-related matters. Under the Employee Matters Agreement, BBX Capital or its subsidiaries will generally assume or retain responsibility as employer of employees whose duties primarily relate to their respective businesses as well as all obligations and liabilities with respect thereto.

As further described in Note 1, in connection with the spin-off, the Company issued a $75.0 million note payable to BBX Capital, Inc. that accrues interest at a rate of 6% per annum and requires payments of interest on a quarterly basis.

During each of the three and nine months ended September 30, 2020 and 2019, the Company paid Abdo Companies, Inc. approximately $77,000 and $230,000, respectively, in exchange for certain management services. John E. Abdo, the Company’s Vice Chairman, is the principal shareholder and Chief Executive Officer of Abdo Companies, Inc.

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

Prior to BVH’s spin-off of BBX Capital on September 30, 2020, BVH’s reportable segments were its then principal holdings: Bluegreen, BBX Capital Real Estate, BBX Sweet Holdings, and Renin. However, as a result of the spin-off of BBX Capital, BVH is a holding company whose operations primarily reflect its 93% ownership interest in Bluegreen. As a result, BVH’s CODM, who is also Bluegreen’s CODM, has determined that he will manage BVH’s operations in a manner consistent with how he manages Bluegreen’s operations. As a result, the Company’s results of operations are reported through two reportable segments: (i) Sales of VOIs and financing; and (ii) Resort operations and club management.

The sales of VOIs and financing segment includes Bluegreen’s marketing and sales activities related to the VOIs that it owns, Bluegreen’s VOIs they acquire under just-in-time and secondary market inventory arrangements, Bluegreen’s sales of VOIs through fee-for-service arrangements with third-party developers, Bluegreen’s consumer financing activities in connection with sales of VOIs that Bluegreen owns, and Bluegreen’s title services operations through a wholly-owned subsidiary.

The Resort operations and club management segment includes Bluegreen’s provision of management services activities for Bluegreen’s Vacation Club and for a majority of the HOAs of the resorts within Bluegreen’s Vacation Club. In connection with those services, Bluegreen also provides club reservation services, services to owners and billing and collections services to the Bluegreen Vacation Club and certain HOAs. Additionally, this segment includes revenue from Bluegreen’s Traveler Plus program, food and beverage and other retail operations, its rental services activities, and management of construction activities for certain of their fee-based developer clients.

The information provided for segment reporting is obtained from internal reports utilized by the Company’s CODM, and the presentation and allocation results of operations may not reflect the actual economic costs of the segments as standalone businesses. Due to the nature of our business, assets are not allocated to a particular segment, and therefore management does not evaluate the balance sheet by segment. If a different basis of allocation were utilized, the relative contributions of the segments might differ but the relative trends in the segments’ operating results would, in management’s view, likely not be materially impacted.

The amount set forth in the column “Bluegreen Corporate and Other” and in the column entitled “BVH Corporate” are general and administrative expenses that consist primarily of costs associated with administering the various support functions at its corporate headquarters, including executive compensation, legal, accounting, human resources, investor relations, and executive offices including corporate overhead for discontinued operations. Included in BVH Corporate selling and general administrative expenses are spin-off related costs associated with the acceleration of the vesting of unvested restricted stock awards and payments to settle BVH’s long-term incentive program for 2020 which in the aggregate resulted in $31.3 million of compensation expense for the three and nine months ended September 30, 2020.

The Company evaluates segment performance based on Adjusted EBITDA. See Management’s Discussion and Analysis of Financial Condition and Results of Operations for information regarding Adjusted EBITDA, including how we define Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income.

The table below sets forth the Company’s segment information for the three months ended September 30, 2020 (in thousands):

Revenue:	Sales of VOIs and financing	Resort operations and club management	Bluegreen Corporate and other	BVH Corporate	Elimination	Total

Sales of VOIs	$59,265	$—	$—	—	$—	$59,265
Fee-based sales commission revenue	22,119	—	—	—	—	22,119
Other fee-based services revenue	1,281	26,550	—	—	—	27,831
Cost reimbursements	—	15,684	—	—	—	15,684
Mortgage servicing revenue	1,403	—	—	—	(1,403)	—
Interest income	19,049	—	623	127	(453)	19,346
Other revenue	—	—	—	—	—	—
Total revenue	103,117	42,234	623	127	(1,856)	144,245

Costs and expenses:

Cost of VOIs sold	3,597	—	—	—	—	3,597
Net carrying cost of VOI inventory	8,580	—	—	—	(8,580)	—
Cost of other fee-based services	800	11,481	—	—	8,580	20,861
Cost reimbursements	—	15,684	—	—	—	15,684
Selling, general and administrative expenses	59,502	—	20,254	41,583	(406)	120,933
Mortgage servicing expense	997	—	—	—	(997)	—
Interest expense	3,910	—	3,409	1,102	(453)	7,968
Total costs and expenses	77,386	27,165	23,663	42,685	(1,856)	169,043
Other (expense) income	—	—	(365)	26	—	(339)
Income (loss) before non-controlling interest and (benefit) provision for income taxes	$25,731	$15,069	$(23,405)	(42,532)	$—	$(25,137)

Add: Depreciation and amortization	1,405	208
Add: Severance	208	114
Segment Adjusted EBITDA	$27,344	$15,391

The table below sets forth the Company’s segment information as of and for the three months ended September 30, 2019 (in thousands):

Revenue:	Sales of VOIs and financing	Resort operations and club management	Bluegreen Corporate and other	BVH Corporate	Elimination	Total

Sales of VOIs	$66,318	$—	$—	$—	$—	$66,318
Fee-based sales commission revenue	60,478	—	—	—	—	60,478
Other fee-based services revenue	4,289	29,455	—	—	—	33,744
Cost reimbursements	—	17,883	—	—	—	17,883
Mortgage servicing revenue	1,588	—	—	—	(1,588)	—
Interest income	20,043	—	2,038	705	(1,200)	21,586
Other income, net	—	—	—	(45)	73	28
Total revenue	152,716	47,338	2,038	660	(2,715)	200,037

Costs and expenses:

Cost of VOIs sold	3,121	—	—	—	—	3,121
Net carrying cost of VOI inventory	5,878	—	—	—	(5,878)	—
Cost of other fee-based services	2,442	14,552	—	—	5,878	22,872
Cost reimbursements	—	17,883	—	—	—	17,883
Selling, general and administrative expenses	95,672	—	22,388	11,926	46	130,032
Mortgage servicing expense	1,561	—	—	—	(1,561)	—
Interest expense	5,062	—	5,326	2,566	(1,200)	11,754
Total costs and expenses	113,736	32,435	27,714	14,492	(2,715)	185,662
Other income	537	—	1,609	58	—	2,204
Income (loss) before non-controlling interest and (benefit) provision for income taxes	$39,517	$14,903	$(24,067)	$(13,774)	$—	$16,579

Add: Depreciation and amortization	1,507	321
Add: Bass Pro Settlement	594	238
Segment Adjusted EBITDA	$41,618	$15,462

The table below sets forth the Company’s segment information as of and for the nine months ended September 30, 2020 (in thousands):

Revenue:	Sales of VOIs and financing	Resort operations and club management	Bluegreen Corporate and other	BVH Corporate	Elimination	Total

Sales of VOIs	$113,447	$—	$—	$—	$—	$113,447
Fee-based sales commission revenue	64,619	—	—	—	—	64,619
Other fee-based services revenue	5,353	78,205	—	—	—	83,558
Cost reimbursements	—	46,654	—	—	—	46,654
Mortgage servicing revenue	4,508	—	—	—	(4,508)	—
Interest income	58,258	—	3,388	841	(2,524)	59,963
Other revenue	—	—	—	—	—	—
Total revenue	246,185	124,859	3,388	841	(7,032)	368,241

Costs and expenses:

Cost of VOIs sold	8,734	—	—	—	—	8,734
Net carrying cost of VOI inventory	27,407	—	—	—	(27,407)	—
Cost of other fee-based services	2,989	30,711	—	—	27,407	61,107
Cost reimbursements	—	46,654	—	—	—	46,654
Selling, general and administrative expenses	174,969	—	48,603	58,810	(1,145)	281,237
Mortgage servicing expense	3,363	—	—	—	(3,363)	—
Interest expense	12,745	—	11,932	5,515	(2,524)	27,668
Total costs and expenses	230,207	77,365	60,535	64,325	(7,032)	425,400
Other income, net	—	—	41	145	—	186
Income (loss) before non-controlling interest and (benefit) provision for income taxes	$15,978	$47,494	$(57,106)	$(63,339)	$—	$(56,973)

Add: Depreciation and amortization	4,447	588
Add: Severance	3,977	1,347
Segment Adjusted EBITDA	$24,402	$49,429

The table below sets forth the Company’s segment information as of and for the nine months ended September 30, 2019 (in thousands):

Revenue:	Sales of VOIs and financing	Resort operations and club management	Bluegreen Corporate and other	BVH Corporate	Elimination	Total

Sales of VOIs	$186,351	$—	$—	—	$—	$186,351
Fee-based sales commission revenue	161,033	—	—	—	—	161,033
Other fee-based services revenue	10,092	83,923	—	—	—	94,015
Cost reimbursements	—	48,933	—	—	—	48,933
Mortgage servicing revenue	4,621	—	—	—	(4,621)	—
Interest income	59,985	—	5,979	1,605	(3,600)	63,969
Other income, net	—	—	—	(127)	197	70
Total revenue	422,082	132,856	5,979	1,478	(8,024)	554,371

Costs and expenses:

Cost of VOIs sold	17,541	—	—	—	—	17,541
Net carrying cost of VOI inventory	18,853	—	—	—	(18,853)	—
Cost of other fee-based services	4,832	40,228	—	—	18,853	63,913
Cost reimbursements	—	48,933	—	—	—	48,933
Selling, general and administrative expenses	299,028	—	59,145	36,417	(310)	394,280
Mortgage servicing expense	4,114	—	—	—	(4,114)	—
Interest expense	15,391	—	14,564	7,915	(3,600)	34,270
Total costs and expenses	359,759	89,161	73,709	44,332	(8,024)	558,937
Other income	537	—	3,691	136	—	4,364
Income (loss) before non-controlling interest and provision (benefit) for income taxes	$62,860	$43,695	$(64,039)	$(42,718)	$—	$(202)

Add: Depreciation and amortization	4,577	1,050
Add: Severance	594	238
Add: Bass Pro Settlement	39,121	—
Segment Adjusted EBITDA (1)	$107,152	44,983

(1)See Management’s Discussion and Analysis of Financial Condition and Results of Operations for information regarding Adjusted EBITDA, including how we define Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income.

14. Discontinued Operations

As described in Note 1, on September 30, 2020, BVH (formerly BBX Capital Corporation) completed the spin off its subsidiary, BBX Capital, Inc. (formerly known as BBX Capital Florida LLC), and changed its name to Bluegreen Vacations Holding Corporation in order to separate its business, activities, and investments into two separate, publicly-traded companies. BVH continues to hold its investment in Bluegreen, and BBX Capital, Inc. holds all of the other businesses and investments previously owned by BVH, including BBX Capital Real Estate, BBX Sweet Holdings, and Renin.

BBX Capital, Inc. and its subsidiaries’ operations are presented as discontinued operations in the Company’s financial statements.

The carrying amount of major classes of assets and liabilities included as part of discontinued operations is as follows (in thousands):

	September 30,	December 31,
	2020	2019

Cash and cash equivalents	$—	20,758
Restricted cash	—	370
Trade inventory	—	22,843
Real estate	—	65,818
Investments in and advances to unconsolidated real estate joint ventures	—	57,330
Property and equipment, net	—	29,836
Goodwill	—	37,248
Intangible assets, net	—	6,671
Operating lease assets	—	87,854
Deferred income taxes	—	2,297
Other assets	—	29,656
Discontinued operations total assets	$—	360,681

Liabilities:
Accounts payable	$—	9,294
Other liabilities	—	21,043
Notes payable and other borrowings	—	42,571
Operating lease liability	—	100,473
Discontinued operations total liabilities	$—	173,381

The major components of loss from discontinued operations are as follows (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2020	2019	2020	2019
Revenues:
Trade sales	$35,692	47,660	$99,628	138,705
Sales of real estate inventory	4,970	371	14,248	5,030
Interest income	366	212	586	762
Net gains on sales of real estate assets	164	399	130	11,395
Other revenue	933	1,137	2,398	3,033
Total revenues	42,125	49,779	116,990	158,925
Costs and Expenses:
Cost of trade sales	27,981	31,860	80,154	94,978
Cost of real estate inventory sold	3,367	—	9,473	2,643
Interest expense	—	118	—	409
Recoveries from loan losses, net	(807)	(1,821)	(5,844)	(4,206)
Impairment losses	—	4,030	31,588	6,786
Selling, general and administrative expenses	13,394	19,590	40,342	57,492
Total costs and expenses	43,935	53,777	155,713	158,102
Equity in net (losses) earnings of unconsolidated real estate joint ventures	(646)	28,534	50	37,276
Foreign exchanges (loss) gain	(59)	(1)	214	(24)
Loss on the deconsolidation of IT'SUGAR, LLC	(3,326)	—	(3,326)	—
Other income	82	68	192	710
(Loss) income from discontinued operations before income taxes	$(5,759)	24,603	$(41,593)	38,785

The following are the major components of the statement of cash flows from discontinued operations (in thousands):

	For the Nine Months Ended
	September 30,
	2020	2019
Operating activities:
Net (loss) income	$(32,526)	28,374
Adjustment to reconcile net (loss) income to net cash
(used in) provided by operating activities:
Recoveries from loan losses, net	(5,844)	(4,206)
Depreciation, amortization and accretion, net	5,468	6,519
Net gains on sales of real estate and property and equipment	(130)	(11,105)
Equity earnings of unconsolidated real estate joint ventures	(49)	(37,276)
Return on investment in unconsolidated real estate joint ventures	3,933	38,020
Loss from the deconsolidation of IT'SUGAR, LLC	3,326	-
(Increase) decrease in deferred income tax asset	(9,066)	6,277
Impairment losses	31,588	6,786
Increase in trade inventory	(279)	(5,016)
(Increase) decrease in trade receivables	(2,336)	5,042
Decrease (increase) in real estate inventory	925	(2,865)
Net change in operating lease assets and liabilities	(964)	683
(Increase) decrease in other assets	(1,388)	3,744
(Decrease) increase in other liabilities	6,512	(483)
Net cash (used in) provided by operating activities	$(830)	34,494
Investing activities:
Return of investment in unconsolidated real estate joint ventures	4,631	30,331
Investments in unconsolidated real estate joint ventures	(14,009)	(20,076)
Proceeds from repayment of loans receivable	5,960	4,935
Proceeds from sales of real estate	2,151	32,136
Proceeds from sales of property and equipment	—	—
Additions to real estate	(70)	(438)
Purchases of property and equipment	(4,032)	(7,765)
Decrease in cash from other investing activities	(1,065)	(73)
Net cash (used in) provided by investing activities	$(6,434)	39,050

15. Subsequent Events

Subsequent events have been evaluated through the date the financial statements were available to be issued. As of such date, there were no subsequent events identified that required recognition or disclosure other than as disclosed in the footnotes herein.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except as otherwise noted or where the context otherwise requires, the terms “the Company,” “we,” “us,” or “our” refers to Bluegreen Vacations Holding Corporation and its consolidated subsidiaries, and the term “BVH” refers to Bluegreen Vacations Holding Corporation as a standalone entity.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include all statements that do not relate strictly to historical or current facts and can be identified by the use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans,” “believes,” “projects,” “predicts,” “seeks,” “will,” “should,” “would,” “may,” “could,” “outlook,” “potential,” and similar expressions or words and phrases of similar import. Forward-looking statements include, among others, statements relating to our future financial performance, our business prospects, strategy and relationships, our anticipated financial position, liquidity and capital needs, economic and industry conditions and their impact on our business and future financial performance, and other similar matters. These statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those expressed in, or implied by, the forward-looking statements as a result of various factors, including, among others:

•adverse trends or disruptions in economic conditions generally or in the vacation ownership, vacation rental and travel industries;

•risks relating to public health issues, including in particular the COVID-19 pandemic and the effects of the pandemic. These include resort closures, travel and business restrictions, volatility in the international and national economy and credit markets, worker absenteeism, quarantines and other health-related restrictions; the length and severity of the COVID-19 pandemic and our ability to successfully resume full business operations thereafter; governmental and agency orders, mandates and guidance in response to the COVID-19 pandemic and the duration thereof, which is uncertain and will impact our ability to fully utilize resorts, sales centers and other marketing activities; the pace of recovery following the COVID-19 pandemic; competitive conditions; our liquidity and the availability of capital; our ability to successfully implement our strategic plans and initiatives to navigate the COVID-19 pandemic; risks that our current or future marketing alliances may not be available to us in the future; risks that default rates may increase and exceed our expectations; risks related to our indebtedness, including the potential for accelerated maturities and debt covenant violations; the risk of heightened litigation as a result of actions taken in response to the COVID-19 pandemic; the impact of the COVID-19 pandemic on consumers, including their income, their level of discretionary spending both during and after the pandemic, and their views towards travel and the vacation ownership industries; and the risk that our resort management fees and finance operations may not continue to generate recurring sources of cash during or following the pandemic to the extent anticipated or at all;

•adverse changes to, expirations or terminations of, or interruptions in, and other risks relating to Bluegreen’s business and strategic relationships, management contracts, exchange networks or other strategic marketing alliances, and the risk that our business relationship with Bass Pro under the revised terms of our marketing agreement and our relationship with Choice Hotels may not be as profitable as anticipated, or at all, or otherwise result in the benefits anticipated;

•the risks of the real estate market and the risks associated with real estate development, including a decline in real estate values and a deterioration of other conditions relating to the real estate market and real estate development;

•adverse events or trends in vacation destinations and regions where the resorts in our network are located, including weather-related events and adverse conditions related to the COVID-19 pandemic;

•decreased demand from prospective purchasers of vacation ownership interests (“VOIs”);

•our ability to maintain inventory of VOIs for sale;

•the availability of financing, our ability to sell, securitize or borrow against our VOI notes receivable at acceptable terms; and our ability to successfully increase our credit facility capacity or enter into capital market transactions or other alternatives to provide for sufficient available cash for a sustained period of time;

•our indebtedness may impact our financial condition and results of operations, and the terms of our indebtedness may limit, among other things, our activities and ability to pay dividends, and we may not comply with the terms of our indebtedness;

•changes in senior management;

•our ability to comply with regulations applicable to the vacation ownership industry or our other activities, and the costs of compliance efforts or a failure to comply;

•our ability to successfully implement our marketing strategies and plans and the impact they may have on our results and financial condition, including that efforts to increase our VOI sales, to the extent pursued, may not be successful and may adversely impact our cash flow;

•our ability to compete effectively in the highly competitive vacation ownership industry and against hotel and providers of other hospitality and lodging alternatives;

•our ability to offer or further enhance the Vacation Club experience for our Vacation Club owners and risks related to our efforts and expenses in connection therewith, including that they may not result in the benefits anticipated and expenses may be greater than anticipated;

•our customers’ compliance with their payment obligations under financing provided by us, the increased presence and efforts of “timeshare-exit” firms and the success of actions which we may take in connection therewith, and the impact of defaults on our operating results and liquidity position;

•the ratings of third-party rating agencies, including the impact of any downgrade on our ability to obtain, renew or extend credit facilities, or otherwise raise funds;

•changes in our business model and marketing efforts, plans or strategies, which may cause marketing expenses to increase or adversely impact our revenue, operating results and financial condition, and such expenses as well as our investments, including investments in new and expanded sales centers, and other sales and marketing initiatives, including screening methods and data driven analysis, may not achieve the desired results;

•technology and other changes and factors which may impact our telemarketing efforts, including new cell phone technologies that identify or block marketing calls;

•the impact of the resale market for VOIs on our business, operating results and financial condition;

•risks associated with our relationships with third-party developers, including that third-party developers who provide VOIs to be sold by us pursuant to fee-based services or just-in-time arrangements may not provide VOIs when planned and that third-party developers may not fulfill their obligations to us or to the homeowners associations that maintain the resorts they developed;

•risks associated with legal proceedings and regulatory proceedings, examinations or audits of our operations, including claims of noncompliance with applicable regulations or for development related defects, and the impact they may have on our financial condition and operating results;

•audits of our or our subsidiaries’ tax returns, including that they may result in the imposition of additional taxes;

•environmental liabilities, including claims with respect to mold or hazardous or toxic substances, and their impact on our financial condition and operating results;

•risks that natural disasters, including hurricanes, earthquakes, fires, floods and windstorms may adversely impact our business and operating results, including due to any damage to physical assets or interruption of access to physical assets or operations resulting therefrom, and the frequency and severity of natural disasters may increase due to climate change or other factors;

•our ability to maintain the integrity of internal or customer data, the failure of which could result in damage to our reputation and/or subject us to costs, fines or lawsuits;

•risks related to potential business expansion or other opportunities that we may pursue, including that they may involve significant costs and the incurrence of significant indebtedness and may not be successful;

•the updating of, and developments with respect to, technology, including the cost involved in updating our technology and the impact that any failure to keep pace with developments in technology could have on our operations or competitive position, and the risk that our information technology expenditures may not result in the expected benefits;

•the impact on our consolidated financial statements and internal control over financial reporting of the adoption of new accounting standards; and

•other risks and uncertainties inherent to our business, the vacation ownership industry and ownership of our common stock, including those discussed in the “Risk Factors” section of, and elsewhere in, our Annual Report on Form 10-K for the year ended December 31, 2019 and the “Risk Factors” section of this Quarterly Report on Form 10-Q.

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

Overview

Bluegreen Vacations Holding Corporation is a Florida-based holding company which owns approximately 93% of Bluegreen Vacations Corporation (“Bluegreen Vacations” or “Bluegreen”).

The Company’s goal is to build long-term shareholder value. The Company’s objective is long-term growth as measured by increases in book value and intrinsic value over time. As described below, the Company consummated the spin-off of all of its assets and businesses other than the assets and activities related to Bluegreen Vacations. Further, the Company from time to time considers repurchases of its outstanding securities and the outstanding securities of its subsidiaries subject to market conditions and other factors.

As of September 30, 2020, the Company had total consolidated assets of approximately $1.2 billion and shareholders’ equity of approximately $177.3 million.

Spin-Off

On September 30, 2020, BVH completed the spinoff of its wholly-owned subsidiary, BBX Capital. The spinoff separated BVH’s businesses, activities, and investments into two separate, publicly-traded companies: (i) BVH, which continues to hold approximately 93% of Bluegreen’s outstanding common stock, and (ii) BBX Capital, which will hold all of BVH’s other businesses and investments, including BBX Capital Real Estate LLC (“BBX Capital Real Estate” or “BBXRE”), BBX Sweet Holdings, LLC (“BBX Sweet Holdings”), and Renin Holdings, LLC (“Renin”). BBX Capital and its subsidiaries are presented as discontinued operations in the Company’s financial statements.

In connection with the spin-off, BVH (formerly BBX Capital Corporation) changed its name to Bluegreen Vacations Holding Corporation, and BBX Capital changed its name from BBX Capital Florida LLC to BBX Capital, Inc. In addition, in connection with the spin-off BVH issued a $75.0 million note payable to BBX Capital that accrues interest at a rate of 6% per annum and requires payments of interest on a quarterly basis. Under the terms of the note, BVH has the option in its discretion to defer interest payments under the note, with interest on the entire outstanding balance thereafter to accrue at a cumulative, compounded rate of 8% per annum until such time as BVH is current on all accrued payments under the note, including deferred interest. All outstanding amounts under the note will become due and payable in five years or earlier upon certain other events.

Reverse Stock Split

In July 2020, BBX Capital effected a one-for-five reverse split of its Class A Common Stock and Class B Common Stock. The share and per share amounts described herein have been retroactively adjusted to reflect the one-for-five reverse stock split as if it had occurred as of the earliest period presented.

Shareholder Rights Plan

In June 2020, BVH adopted a shareholder rights plan in light of the ongoing novel coronavirus disease (“COVID-19”) pandemic, the significant market volatility and uncertainties associated with the pandemic, and the impact on the Company and the market price of BVH’s Class A Common Stock and Class B Common Stock. The shareholder rights plan is similar to plans recently adopted by other public companies in light of the current environment and generally provides a deterrent to any person or group from acquiring 5% or more of BVH’s Class A Common Stock and Class B Common Stock without the prior approval of BVH’s Board of Directors.

Summary of Consolidated Results of Operations

Consolidated Results

The following summarizes key financial highlights for the three months ended September 30, 2020 compared to the same 2019 period:

•Total consolidated revenues of $144.2 million, a 27.9% decrease compared to the same 2019 period.

•Loss before income taxes from continuing operations of $25.1 million compared to income of $16.6 million during the same 2019 period.

•Net loss attributable to common shareholders of $25.3 million compared to income of $22.4 million during the same 2019 period.

•Diluted loss per share from continuing operations of $1.53 compared to a diluted earnings per share of $0.23 for the same 2019 period.

The following summarizes key financial highlights for the nine months ended September 30, 2020 compared to the same 2019 period:

•Total consolidated revenues of $368.2 million, a 33.6% decrease compared to the same 2019 period.

•Loss before income taxes from continuing operations of $57.0 million compared to a loss of $0.2 million during the same 2019 period.

•Net loss attributable to common shareholders of $89.4 million compared to income of $12.2 million during the same 2019 period.

•Diluted loss per share from continuing operations of $3.35 compared to a diluted loss per share of $0.88 for the same 2019 period.

The Company’s consolidated results from continuing operations for the three months ended September 30, 2020 compared to the same 2019 period were significantly impacted by the following:

•A decrease in the Company’s revenues primarily attributable to the impact of the COVID-19 pandemic on its operations.

•A net decrease in selling, general and administrative expenses primarily attributable to cost mitigating activities implemented in the 2020 period in response to the COVID-19 pandemic, including permanent and temporary reductions in workforce.

In addition to the items discussed above for the three months ended September, 30, 2020, the Company’s consolidated results for the nine months ended September 30, 2020 compared to the same 2019 period were significantly impacted by the following:

•An increase in Bluegreen’s allowance for loan losses in the 2020 period as a result of the estimated impact of the COVID-19 pandemic on customer defaults.

•The recognition of a $39.1 million charge in the 2019 period associated with Bluegreen’s settlement agreement with Bass Pro in June 2019.

Segment Results

BVH currently reports the results of its business activities through the following reportable segments: Sales of VOIs and financing and Resort Operations and Club Management.

Information regarding income before income taxes by reportable segment is set forth in the table below (in thousands):

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2020	2019	Change	2020	2019	Change

Sales of VOIs and financing	$25,731	39,517	(13,786)	15,978	62,860	(46,882)
Resort operations and club management	15,069	14,903	166	47,494	43,695	3,799
Corporate and other	(23,405)	(24,067)	662	(57,106)	(64,039)	6,933
BVH corporate	(42,532)	(13,774)	(28,758)	(63,339)	(42,718)	(20,621)
(Loss) income before income taxes from continuing operations	(25,137)	16,579	(41,716)	(56,973)	(202)	(56,771)
Provision for income taxes	(201)	(8,152)	7,951	(441)	(4,658)	4,217
Net (loss) income from continuing operations	(25,338)	8,427	(33,765)	(57,414)	(4,860)	(52,554)
Discontinued operations	2,864	18,073	(15,209)	(32,526)	28,374	(60,900)
Net (loss) income	(22,474)	26,500	(48,974)	(89,940)	23,514	(113,454)
Less: Net income (loss) attributable to noncontrolling interests	2,848	4,112	(1,264)	(508)	11,275	(11,783)
Net (loss) income attributable to shareholders	$(25,322)	22,388	(47,710)	(89,432)	12,239	(101,671)

Executive Overview

The Company is a leading vacation ownership company that markets and sells VOIs and manages resorts in popular leisure and urban destinations. Our resort network includes 45 Club Resorts (resorts in which owners in our Vacation Club have the right to use most of the units in connection with their VOI ownership) and 23 Club Associate Resorts (resorts in which owners in our Vacation Club have the right to use a limited number of units in connection with their VOI ownership). Our Club Resorts and Club Associate Resorts are primarily located in popular, high-volume, “drive-to” vacation locations, including Orlando, Las Vegas, Myrtle Beach and Charleston, among others. Through our points-based system, the approximately 218,000 owners in our Vacation Club have the flexibility subject to availability to stay at our resorts and have access to nearly 11,300 other hotels and resorts through partnerships and exchange networks. We also have a sales and marketing platform supported by marketing relationships, such as with Bass Pro and Choice Hotels. These marketing relationships have historically generated sales within our core demographic.

Impact of the COVID-19 Pandemic

The COVID-19 pandemic has resulted in an unprecedented disruption in the U.S. economy and the travel, hospitality and vacation ownership industries due to, among other things, resort closures, travel restrictions and restrictions on business operations, including government guidance and restrictions with respect to travel, public accommodations, social gatherings and related matters. On March 23, 2020 we temporarily closed all of our VOI sales centers; our retail marketing operations at Bass Pro Shops and Cabela’s stores and outlet malls; and our Choice Hotels call transfer program. In connection with these actions we canceled existing owner reservations through May 15, 2020 and new prospect guest tours through June 30, 2020. Further, some of our Club and Club Associate Resorts were closed in accordance with government mandates and advisories. Beginning in mid-May 2020, we started the process of recommencing our sales and marketing operations and our closed resorts began to welcome guests as government mandates were lifted. By September 30, 2020, we recommenced marketing operations at 87 Bass Pro Shops and Cabela’s stores and commenced marketing operations at 5 new Cabela’s stores, we reactivated our Choice Hotels call transfer program, all of our resorts were open, and all but one of our VOI sales centers were open. Resort occupancy for the third quarter of 2020 was approximately 70%. Additionally, in October 2020, we recommenced marketing operations in one additional Bass Pro Shop and commenced marketing operations at 4 new Cabela’s stores for a total of 97 Bass Pro Shops and Cabela’s stores. However, there is no assurance that our marketing operations at Bass Pro or Cabela’s stores or our VOI sales centers will remain open, including in the event of an increase in COVID-19 cases.

As a result of the effect of the pandemic, we implemented several cost mitigating activities beginning in March 2020, including reductions in workforce of over 1,600 positions and the placement of another approximate 3,200 of our associates on temporary furlough or reduced work hours. As of September 30, 2020, approximately 3,200 associates had returned to work on a full-time basis for a total of approximately 4,400 full-time associates as of September 30, 2020 compared to approximately 6,060 full-time associates as of September 30, 2019. As a result of the effect of the COVID-19 pandemic, during the three and nine months ended September 30, 2020, we incurred $0.4 million and $5.1 million in severance, respectively, and $1.5 million and $13.1 million, respectively, of payroll and payroll benefit expense relating to employees on temporary furlough or reduced work hours. These payments and expenses are included in selling, general and administrative expenses in our unaudited consolidated statement of operations and comprehensive income for the three and nine months ended September 30, 2020.

As a precautionary measure to provide additional liquidity if needed, in March 2020, Bluegreen drew down $60 million under its lines-of-credit and pledged or sold receivables under certain of its receivable backed facilities to increase its cash position. As of September 30, 2020, Bluegreen repaid the $60.0 million borrowed under its lines-of-credit. While Bluegreen paid a special cash dividend of $1.19 per share during August 2020, there is no assurance that Bluegreen will recommence paying regular dividends or pay any other special dividends in the future. During the second quarter of 2020, Bluegreen suspended its regular quarterly cash dividends on its common stock.

We have historically financed a majority of our sales of VOIs, and accordingly, are subject to the risk of defaults by our customers. GAAP requires that we reduce sales of VOIs by our estimate of uncollectible VOI notes receivable. The COVID-19 pandemic has had a material adverse impact on unemployment in the United States and economic conditions in general and the impact may continue for some time. While we believe that it is still too early to know the full impact of COVID- 19 on our default or delinquency rates as of September 30, 2020, we believe that the COVID-19 pandemic will have a significant impact on our VOI notes receivable. Accordingly, during March 2020, we recorded an allowance for loan losses of $12.0 million, which includes our estimate of customer defaults as a result of the COVID–19 pandemic, based on our historical experience, forbearance requests received from our customers, and other factors, including but not limited to, the seasoning of the notes receivable and FICO scores of the customers.

The Coronavirus Aid, Relief, and Economic Securities Act (“CARES Act”) was signed into law on March 27, 2020 in response to the COVID-19 pandemic. As of September 30, 2020, we evaluated the income tax provisions of the CARES Act and determined they would have no significant effect on either our September 30, 2020 income tax rate or the computation of our estimated effective tax rate for the year ended December 31, 2020. However, we have taken advantage of the deferral of the employer portion of the tax withholding amounts and the employee retention tax credits provided for in the CARES Act. During the nine months ended September 30, 2020, we recorded a tax withholding deferral of $5.0 million and employee retention tax credits of $6.9 million, which is included in selling, general and administrative expenses in our unaudited consolidated statements of operations and comprehensive income for the nine months ended September 30, 2020.

VOI Sales and Financing

Our primary business is the marketing and selling of deeded VOIs, developed either by us or by third parties. Customers who purchase these VOIs receive an annual allotment of points, which can be redeemed for stays at one of our resorts or at nearly 11,300 other hotels and resorts available through partnerships and exchange networks. Historically, VOI companies have funded the majority of the capital investment in connection with resort development with internal resources and acquisition and development financing. In 2009, we began selling VOIs on behalf of third-party developers and have successfully diversified from a business focused on capital-intensive resort development to a more flexible model with a mix of developed and capital-light inventory as determined by management to be appropriate from time to time based on market and economic conditions, available cash, and other factors. Our relationships with third-party developers enable us to generate fees from the sales and marketing of their VOIs without incurring the significant upfront capital investment generally associated with resort acquisition or development. While sales of acquired or developed inventory typically result in a greater contribution to EBITDA and Adjusted EBITDA, fee-based VOI sales typically do not require an initial investment or involve development financing risk. Both acquired or developed VOI sales and fee-based VOI sales drive recurring, incremental and long-term fee streams by adding owners to our Vacation Club and new resort management contracts. Fee-based sales of VOIs comprised 32% and 38% of system-wide sales of VOIs during the three month and nine months ended September 30, 2020, respectively, and 51% for each of the three and nine months ended September 30, 2019. While we intend to remain flexible with respect to our sales of the different categories of our VOI inventory in the future based on economic conditions, business initiatives and other considerations, we currently expect that our percentage of fee-based sales will continue to decrease over time to reflecting our recent focus on developed VOI sales. In conjunction with our VOI sales, we also generate interest income by originating loans to qualified purchasers. Collateralized by the underlying VOIs, our loans are generally structured as 10-year, fully-amortizing loans with a fixed interest rate ranging from approximately 12% to 18% per annum. As of September 30, 2020, the weighted-average interest rate on our VOI notes receivable was 14.9%. In addition, we earn fees for various other services, including title and escrow services in connection with the closing of VOI sales, and we generate fees for mortgage servicing.

Resort Operations and Club Management

We enter into management agreements with the HOAs that maintain most of the resorts in our Vacation Club and earn fees for providing management services to those HOAs and our approximately 218,000 Vacation Club owners. These resort management services include oversight of housekeeping services, maintenance, and certain accounting and administration functions. Our management contracts generally yield recurring cash flows and do not have the traditional risks associated with hotel management contracts that are generally linked to daily rate or occupancy. Our management contracts are typically structured as “cost-plus,” with an initial term of three years and automatic one-year renewals. In connection with the management services provided to the Vacation Club, we manage the reservation system and provide owner, billing and collection services. In addition to resort and club management services, we earn fees for various other services that generally produce recurring, predictable and long term-revenue, including construction management services for third-party developers. As described above, while some of our Club and Club Associate Resorts were closed during March 2020 in response to the COVID-19 pandemic, all were subsequently reopened and remained open as of September 30, 2020.

Key Business and Financial Metrics Used by Management

In addition to the principal components of revenues and expenses affecting Bluegreen’ results of operations, which are further described in Item 7 to the Company’s 2019 Annual Report, we use certain key business and financial metrics and terms to discuss our results of operations, including certain terms which are not recognized by GAAP, which are described below.

Sales of VOIs. Represent sales of our owned VOIs, including developed VOIs and those acquired through JIT and secondary market arrangements, reduced by equity trade allowances and an estimate of uncollectible VOI notes receivable. In addition to the factors impacting system-wide sales of VOIs (as described below), sales of VOIs are impacted by the proportion of system-wide sales of VOIs sold on behalf of third-parties on a commission basis, which are not included in sales of VOIs.

System-wide Sales of VOIs. Represents all sales of VOIs, whether owned by us or a third party immediately prior to the sale. Sales of VOIs owned by third parties are transacted as sales of VOIs in our Vacation Club through the same selling and marketing process we use to sell our VOI inventory. We consider system-wide sales of VOIs to be an important operating measure because it reflects all sales of VOIs by our sales and marketing operations without regard to whether we or a third party owned such VOI inventory at the time of sale. System-wide sales of VOIs is not a recognized term under GAAP and should not be considered as an alternative to sales of VOIs or any other measure of financial performance derived in accordance with GAAP or to any other method of analyzing our results as reported under GAAP.

Guest Tours. Represents the number of sales presentations given at our sales centers during the period.

Sale to Tour Conversion Ratio. Represents the rate at which guest tours are converted to sales of VOIs and is calculated by dividing guest tours by the number of VOI sales transactions.

Average Sales Volume Per Guest (“VPG”). Represents the sales attributable to tours at our sales locations and is calculated by dividing VOI sales by guest tours. We consider VPG to be an important operating measure because it measures the effectiveness of our sales process, combining the average transaction price with the sale-to-tour conversion ratio.

EBIDTA and Adjusted EBITDA. We define EBITDA as earnings, or net income, before taking into account interest income (excluding interest earned on VOI notes receivable), interest expense (excluding interest expense incurred on debt secured by our VOI notes receivable), income and franchise taxes and depreciation and amortization. We define Adjusted EBITDA as our EBITDA, adjusted to exclude amounts attributable to the non-controlling interest in Bluegreen/Big Cedar Vacations (in which we own a 51% interest), loss (gain) on assets held for sale, and other items that we believe are not representative of ongoing operating results. Accordingly, we exclude severance charges net of employee retention tax credits, incremental costs associated with the COVID-19 pandemic, and amounts paid, accrued or incurred in connection with the Bass Pro settlement in June 2019 in the computation of Adjusted EBITDA. For purposes of the EBITDA and Adjusted EBITDA calculations for each period presented, no adjustments were made for interest income earned on our VOI notes receivable or the interest expense incurred on debt that is secured by such notes receivable because they are both considered to be part of the ordinary operations of our business.

We consider our Segment Adjusted EBITDA to be indicators of Bluegreen’s operating performance, and they are used by us to measure Bluegreen’s ability to service debt, fund capital expenditures and expand its business. EBITDA and Adjusted EBITDA are also used by companies, lenders, investors and others because they exclude certain items that can vary widely across different industries or among companies within the same industry. For example, interest expense can be dependent on a company’s capital structure, debt levels and credit ratings. Accordingly, the impact of interest expense on earnings can vary significantly among companies. The tax positions of companies can also vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the jurisdictions in which they operate. As a result, effective tax rates and provision for income taxes can vary considerably among companies. EBITDA and Adjusted EBITDA also exclude depreciation and amortization because companies utilize productive assets of different ages and use different methods of both acquiring and depreciating productive assets. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies.

EBITDA and Adjusted EBITDA are not recognized terms under GAAP and should not be considered as an alternative to net income (loss) or any other measure of financial performance or liquidity, including cash flow, derived in accordance with GAAP, or to any other method or analyzing our results as reported under GAAP. The limitations of using EBITDA or Adjusted EBITDA as an analytical tool include, without limitation, that EBITDA and Adjusted EBITDA do not reflect (i) changes in, or cash requirements for, our working capital needs; (ii) our interest expense, or the cash requirements necessary to service interest or principal payments on our indebtedness (other than as noted above); (iii) our tax expense or the cash requirements to pay our taxes; (iv) historical cash expenditures or future requirements for capital expenditures or contractual commitments; or (v) the effect on earnings or changes resulting from matters that we consider not to be indicative of our future operations or performance. Further, although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements. In addition, our definition of Adjusted EBITDA may not be comparable to definitions of Adjusted EBITDA or other similarly titled measures used by other companies.

Reportable Segments Results of Operations

Adjusted EBITDA for the three and nine months ended September 30, 2020 and 2019:

We consider Segment Adjusted EBITDA in connection with our evaluation of the operating performance of Bluegreen’s business segments as described in Note 13 to our condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q. See above for a discussion of our definition of Adjusted EBITDA, how management uses it to manage Bluegreen’s business, and material limitations on its usefulness. The following tables set forth our Segment Adjusted EBITDA, total Adjusted EBITDA and a reconciliation of Adjusted EBITDA to the most closely related comparable GAAP financial measure:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Adjusted EBITDA - sales of VOIs and financing	$27,344	$41,618	$24,402	$107,152
Adjusted EBITDA - resort operations and club management	15,391	15,462	49,429	44,983
Total Segment Adjusted EBITDA	42,735	57,080	73,831	152,135
Less: corporate and other	(20,373)	(20,109)	(44,575)	(60,308)
Total Adjusted EBITDA	$22,362	$36,971	$29,256	$91,827

The following table reconciles system-wide sales of VOIs to gross sales of VOIs, the most comparable GAAP financial measure.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Gross sales of VOIs	$71,149	$82,729	$157,530	$225,834
Add: Fee-Based sales	33,159	87,646	97,266	237,793
System-wide sales of VOIs	$104,308	$170,375	$254,796	$463,627

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
	2020	2019	2020	2019
Other Financial Data:
(in thousands)
System-wide sales of VOIs	$104,308	$170,375	$254,796	$463,627
Adjusted EBITDA - sales of VOIs and financing	$27,344	$41,618	$24,402	$107,152
Adjusted EBITDA - resort operations
and club management	$15,391	$15,462	$49,429	$44,983
Number of Bluegreen Vacation Club /
Vacation Club Associate resorts
at period end	68	69	68	69
Total number of sale transactions	6,130	11,613	15,657	30,530
Average sales volume per guest	$2,889	$2,609	$3,079	$2,605

For the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019

Sales of VOIs and Financing

	For the Three Months Ended September 30,
	2020		2019
	Amount	% of System- wide sales of VOIs (5)	Amount	% of System- wide sales of VOIs (5)
(in thousands)
Developed VOI sales (1)	$37,314	36%	$87,863	52%
Secondary Market sales	24,076	23	72,081	42
Fee-Based sales	33,159	32	87,646	51
JIT sales	14,845	14	4,505	3
Less: Equity trade allowances (6)	(5,086)	(5)	(81,720)	(48)
System-wide sales of VOIs	104,308	100%	170,375	100%
Less: Fee-Based sales	(33,159)	(32)	(87,646)	(51)
Gross sales of VOIs	71,149	68	82,729	49
Provision for loan losses (2)	(11,884)	(17)	(16,411)	(20)
Sales of VOIs	59,265	57	66,318	39
Cost of VOIs sold (3)	(3,597)	(6)	(3,121)	(5)
Gross profit (3)	55,668	94	63,197	95
Fee-Based sales commission revenue (4)	22,119	67	60,478	69
Financing revenue, net of financing expense	15,545	15	15,008	9
Other income, net	—	0	537	(1)
Other fee-based services, title operations and other, net	481	0	1,847	1
Net carrying cost of VOI inventory	(8,580)	(8)	(5,878)	(3)
Selling and marketing expenses	(53,613)	(51)	(88,232)	(52)
General and administrative expenses - sales and marketing	(5,889)	(6)	(7,440)	(4)
Operating profit - sales of VOIs and financing	25,731	25%	39,517	23%
Add: Depreciation and amortization	1,405		1,507
Add: Severance	208		594
Adjusted EBITDA - sales of VOI and financing	$27,344		$41,618

(1)Developed VOI sales represent sales of VOIs acquired or developed by us as part of our developed VOI business. Developed VOI sales do not include Secondary Market sales, Fee-Based sales or JIT sales.

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

(6)Equity trade allowances are amounts granted to customers upon trading in their existing VOIs in connection with the purchase of additional VOIs. Subject to certain exceptions, equity trade allowances were generally eliminated in June 2020.

	For the Nine Months Ended September 30,
	2020		2019
	Amount	% of System- wide sales of VOIs (5)	Amount	% of System- wide sales of VOIs (5)
(in thousands)
Developed VOI sales (1)	$128,396	50%	$255,288	55%
Secondary Market sales	98,576	39	184,571	40
Fee-Based sales	97,266	38	237,793	51
JIT sales	20,453	8	9,157	2
Less: Equity trade allowances (6)	(89,895)	(35)	(223,182)	(48)
System-wide sales of VOIs	254,796	100%	463,627	100%
Less: Fee-Based sales	(97,266)	(38)	(237,793)	(51)
Gross sales of VOIs	157,530	62	225,834	49
Provision for loan losses (2)	(44,083)	(28)	(39,483)	(17)
Sales of VOIs	113,447	45	186,351	40
Cost of VOIs sold (3)	(8,734)	(8)	(17,541)	(9)
Gross profit (3)	104,713	92	168,810	91
Fee-Based sales commission revenue (4)	64,619	66	161,033	68
Financing revenue, net of financing expense	46,658	18	45,101	10
Other income, net	—	0	537	0
Other fee-based services, title operations and other, net	2,364	1	5,260	1
Net carrying cost of VOI inventory	(27,407)	(11)	(18,853)	(4)
Selling and marketing expenses	(155,597)	(61)	(238,205)	(51)
General and administrative expenses - sales and marketing	(19,372)	(8)	(60,823)	(13)
Operating profit - sales of VOIs and financing	15,978	6%	62,860	14%
Add: Depreciation and amortization	4,447		4,577
Add: Severance	3,977		594
Add: Bass Pro Settlement	—		39,121
Adjusted EBITDA - sales of VOIs and financing	$24,402		$107,152

(1)Developed VOI sales represent sales of VOIs acquired or developed by us as part of our developed VOI business. Developed VOI sales do not include Secondary Market sales, Fee-Based sales or JIT sales.

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

(6)Equity trade allowances are amounts granted to customers upon trading in their existing VOIs in connection with the purchase of additional VOIs. Subject to certain exceptions equity trade allowances were generally eliminated in June 2020.

Sales of VOIs. Sales of VOIs were $59.3 million and $113.4 million during the three and nine months ended September 30, 2020, respectively, and $66.3 million and $186.4 million during the three and nine months ended September 30, 2019, respectively. Sales of VOIs were impacted by the factors described in the discussion of system-wide sales of VOIs, primarily the adverse impact of the COVID-19 pandemic. Gross sales of VOIs were reduced by $11.9 million and $44.1 million during the three and nine months ended September 30, 2020, respectively, and $16.4 million and $39.5 million during the three and nine months ended September 30, 2019, respectively, for the provision for loan losses. The provision for loan losses varies based on the amount of financed, non-fee based sales during the period and changes in our estimates of future notes receivable performance for existing and newly originated loans. Our provision for loan losses as a percentage of gross sales of VOIs was 17% and 28% during the three and nine months ended September 30, 2020, respectively, and 20% and 17% for the three and nine months ended September 30, 2019, respectively. The percentage of our sales which were realized in cash within 30 days from sale was approximately 41% and 40% during the three months ended September 30, 2020 and September 30, 2019, respectively, and 41% and 42% during the nine months ended September 30, 2020 and September 30, 2019, respectively.

We believe that the decrease in the provision for loan losses during the three months ended September 30, 2020 as compared to the same period in 2019 was primarily due to an increase in sales realized in cash and an increase in sales to existing owners during the 2020 period. Further, we believe that it is still too early to know the full impact of COVID-19 on our default or delinquency rates, however, we believe that the COVID-19 pandemic will have a significant impact on our VOI notes receivable. Accordingly, in March 2020, we recorded an allowance for loan losses of $12.0 million, which includes our estimate of customer defaults as a result of the COVID-19 pandemic, based on our historical experience, forbearance requests received from our customers, and other factors, including but not limited to, the seasoning of the notes receivable and FICO scores of the customers. In March 2020, we began receiving requests from borrowers requesting a modification of their VOI note receivable due to financial hardship resulting from the economic impacts of the COVID-19 pandemic. Hardship requests declined in June 2020 and the program was discontinued on June 30, 2020. As of September 30, 2020, 3.8% of our portfolio was granted up to a three-month deferral or extension of payments, of which 86% have subsequently resumed payments under the newly modified terms. In addition to the COVID-19 pandemic, the provision for loan losses continues to be impacted by defaults which we believe are attributable to the receipt of letters from third parties and attorneys who purport to represent certain VOI owners and who have encouraged such owners to become delinquent and ultimately default on their obligations. Defaults associated with such letters during the nine months ended September 30, 2020, decreased by 4% compared to the same period of 2019. See Note 8: Commitments and Contingencies to the Company’s condensed financial statements included in Item 1 of this report for additional information regarding such letters and actions we have taken in connection with such letters. The impact of the COVID-19 pandemic is highly uncertain and there is no assurance that our steps taken to mitigate the impact on the pandemic or actions taken by timeshare exit firms will be successful. As a result, actual defaults may differ from our estimates and the allowance for loan losses may not prove to be adequate.

In addition to the factors described which impact system-wide sales of VOIs, sales of VOIs are impacted by the proportion of system-wide sales of VOIs sold on behalf of third parties on a commission basis, which are not included in sales of VOIs.

The average annual default rates and delinquency rates (more than 30 days past due) on our VOI notes receivable were as follows:

	For the Twelve Months Ended September 30,
	2020	2019

Average annual default rates	9.71%	8.59%

	As of September 30,
	2020	2019

Delinquency rates	3.23%	3.31%

System-wide sales of VOIs. System-wide sales of VOIs were $104.3 million and $254.8 million during the three and nine months ended September 30, 2020, respectively, and $170.4 million and $463.6 million during the three and nine months ended September 30, 2019, respectively. System-wide sales of VOIs increased by 16.5% through February 29, 2020 compared to the same period in 2019. However, as previously described, on March 23, 2020, as a result of the COVID-19 pandemic, we temporarily closed all of our VOI sales centers; our retail marketing operations at Bass Pro Shops and Cabela’s stores and outlet malls; and our Choice Hotels call transfer program. Beginning in mid-May 2020, we started the process of recommencing our sales and marketing operations, except for marketing operations at outlet malls due to our determination that traffic to the malls did not justify reopening. By September 30, 2020, we recommenced our marketing operations at 87 Bass Pro Shops and Cabela’s stores and commenced marketing operations at 5 new Cabela’s stores, we reactivated our Choice Hotels call transfer program, all of our resorts were open, and all but one of our VOI sales centers were open. The temporary closure of all marketing operations and VOI sales centers as a result of the COVID-19 pandemic and other adverse impacts of the pandemic significantly impacted system-wide sales of VOIs during the three and nine months ended September 30, 2020 and is expected to continue to significantly impact system-wide sales of VOIs for the foreseeable future, including the remainder of 2020. However, the ultimate impact, including the extent and duration of the impact, cannot be predicted at this time.

Included in system-wide sales are Fee-Based Sales, JIT Sales, Secondary Market Sales and developed VOI sales. Sales by category are tracked based on which deeded VOI is conveyed in each transaction. We manage which VOIs are sold based on several factors, including the needs of fee-based clients, our debt service requirements and default resale requirements under term securitizations and similar transactions. These factors and business initiatives contribute to fluctuations in the amount of sales by category from period to period. Fee-Based Sales comprised 32% and 38% of system-wide sales of VOIs during the three and nine months ended September 30, 2020, respectively, and 51% during both of the three and nine months ended September 30, 2019, respectively. The decrease in system-wide sales was due in part to the temporary closure of our VOI sales centers in response to the COVID-19 pandemic and other adverse impacts of the pandemic, as described above. While we intend to remain flexible with respect to our sales of the different categories of our VOI inventory in the future based on economic conditions, business initiatives and other considerations, we currently expect that our percentage of fee-based sales will decrease over time as we have recently increased efforts with respect to our developed VOI sales. Actual trends may differ from current expectations.

The following table sets forth certain information for system-wide sales of VOIs for the three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2020	2019	Change		2020	2019	Change

Number of sales centers open at period-end	25	26	(4)%		25	26	(4)%
Number Bass Pro and Cabela's marketing locations at period-end	92	75	23%		92	75	23%
Number of active sales arrangements with third-party clients at period-end	15	15	—%		15	15	—%
Total number of VOI sales transactions	6,130	11,613	(47)%		15,657	30,530	(49)%
Average sales price per transaction	$17,094	$14,799	16%		$16,324	$15,290	7%
Number of total guest tours	36,268	65,875	(45)%		83,022	179,180	(54)%
Sale-to-tour conversion ratio– total marketing guests	16.9%	17.6%	(70)	bp	18.9%	17.0%	190	bp
Number of new guest tours	17,583	40,914	(57)%		40,762	109,451	(63)%
Sale-to-tour conversion ratio– new marketing guests	12.4%	14.4%	(200)	bp	15.1%	14.0%	110	bp
Percentage of sales to existing owners	66.8%	52.5%	1,430	bp	63.9%	53.9%	1,000	bp
Average sales volume per guest	$2,889	$2,609	11%		$3,079	$2,605	18%

Cost of VOIs Sold. During the three months ended September 30, 2020 and 2019, cost of VOIs sold was $3.6 million and $3.1 million, respectively, and represented 6% and 5%, respectively, of sales of VOIs. During the nine months ended September 30, 2020 and 2019, cost of VOIs sold was $8.7 million and $17.5 million, respectively, and represented 8% and 9%, respectively, of sales of VOIs. Cost of VOIs sold as a percentage of sales of VOIs varies between periods based on the relative costs of the specific VOIs sold in each period and the size of the point packages of the VOIs sold (due to offered volume discounts, including consideration of cumulative sales to existing owners). Additionally, the effect of changes in estimates under the relative sales value method, including estimates of sales, future defaults, upgrades and incremental revenue from the resale of repossessed VOI inventory, are reflected on a retrospective basis in the period the change occurs. Therefore, cost of sales will typically be favorably impacted in periods where a significant amount of Secondary Market VOI inventory is acquired or actual defaults and equity trades are higher than anticipated and the resulting change in estimate is recognized. Cost of VOIs sold as a percentage of sales of VOIs increased during the three months ended September 30, 2020, as compared to the prior year period, primarily due to sales of relatively higher cost VOIs and lower secondary market purchases during the current year period. Cost of VOIs sold as a percentage of sales of VOIs decreased during the nine months ended September 30, 2020, as compared to the prior year period, primarily due to the impact of anticipated higher future defaults partially offset by lower cost secondary market purchases.

Fee-Based Sales Commission Revenue. During the three months ended September 30, 2020 and 2019, we sold $33.2 million and $87.6 million, respectively, of third-party VOI inventory under commission arrangements and earned sales and marketing commissions of $22.1 million and $60.5 million, respectively, in connection with those sales. During the nine months ended September 30, 2020 and 2019, we sold $97.3 million and $237.8 million, respectively, of third-party VOI inventory under commission arrangements and earned sales and marketing commissions of $64.6 million and $161.0 million, respectively, in connection with those sales. The decreases in sales of third-party developer inventory on a commission basis during the 2020 periods was due primarily to the temporary closure of VOI sales centers as a result of the COVID-19 pandemic and other factors described above. We earned an average sales and marketing commission of 67% and 66% during the three and nine months ended September 30, 2020, respectively, and 69% and 68% during the three and nine months ended September 30, 2019, respectively, which is net of a reserve for commission refunds in connection with early defaults and cancellations, pursuant to the terms of certain of our fee-based service arrangements. The decrease in sales and marketing commissions as a percentage of fee-based sales for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 was primarily related to an increase in our reserve for cancellations coupled with a decrease in fee-based sales.

Financing Revenue, Net of Financing Expense — Sales of VOIs. Interest income on VOI notes receivable was $19.0 million and $20.0 million during the three months ended September 30, 2020 and 2019, respectively, which was partially offset by interest expense on receivable-backed debt of $3.9 million and $5.1 million, respectively. Interest income on VOI notes receivable was $58.3 million and $60.0 million during the nine months ended September 30, 2020 and 2019, respectively, which was partially offset by interest expense on receivable-backed debt of $12.7 million and $15.4 million, respectively. The increase in finance revenue net of finance expense during the 2020 periods as compared to the 2019 periods is primarily due to lower outstanding receivable-backed debt balances and lower weighted-average cost of borrowings due to lower interest rates partially offset by lower notes receivable balances primarily due to the temporary closure of VOI sales centers as a result of the COVID-19 pandemic and other factors described above. Revenues from mortgage servicing of $1.4 million and $4.5 million during the three and nine months ended September 30, 2020, respectively, and $1.6 million and $4.6 million during the three and nine months ended September 30, 2019, respectively, are included in financing revenue, net of mortgage servicing expenses of $1.0 million and $3.4 million during the three and nine months ended September 30, 2020, respectively, and $1.6 million and $4.1 million during the three and nine months ended September 30, 2019, respectively.

Other Fee-Based Services — Title Operations, net. During the three months ended September 30, 2020 and 2019, revenue from our title operations was $1.3 million and $4.3 million, respectively, which was partially offset by expenses directly related to our title operations of $0.8 million and $2.4 million, respectively. During the nine months ended September 30, 2020 and 2019, revenue from our title operations was $5.4 million and $10.1 million, respectively, which was partially offset by expenses directly related to our title operations of $3.0 million and $4.8 million, respectively. Resort title fee revenue varies based on sales volumes as well as the relative title costs in the jurisdictions where the inventory being sold is located. The decrease in the 2020 periods is due to the temporary closure of VOI sales centers as a result of the COVID-19 pandemic and other factors described above.

Net Carrying Cost of VOI Inventory. The carrying cost of our VOI inventory was $10.4 million and $9.2 million during the three months ended September 30, 2020 and 2019, respectively, which was partially offset by rental and sampler revenues of $1.8 million and $3.4 million, respectively. The carrying cost of our VOI inventory was $30.9 million and $26.6 million during the nine months ended September 30, 2020 and 2019, respectively, which was partially offset by rental and sampler revenues of $3.5 million and $7.8 million, respectively. The increase in net carrying costs of VOI inventory was primarily related to decreased rentals of developer inventory and decreased sampler stays due to, among other things, government ordered travel restrictions and temporary resort closures in accordance with government mandates and advisories associated with the COVID-19 pandemic as well as increased maintenance fees and developer subsidies associated with our increase in VOI inventory. In certain circumstances, we offset marketing costs by using inventory for marketing guest stays.

Selling and Marketing Expenses. Selling and marketing expenses were $53.6 million and $155.6 million during the three and nine months ended September 30, 2020, respectively, and $88.2 million and $238.2 million during the three and nine months ended September 30, 2019, respectively. As a percentage of system-wide sales of VOIs, selling and marketing expenses were 51% and 61% during the three and nine months ended September 30, 2020, respectively, compared to 52% and 51% during the three and nine months ended September 30, 2019, respectively. The decrease in selling and marketing expenses as a percentage of system-wide sales of VOIs during the three months ended September 30, 2020 compared to September 30, 2019, is primarily due to cost mitigation efforts as well as a higher proportion of sales to owners in the third quarter of 2020. The increase in selling and marketing expenses as a percentage of system-wide sales of VOIs during the nine months ended September 30, 2020 compared to September 30, 2019, is primarily attributable to certain fixed costs inherent in Bluegreen’s sales and marketing operations and the costs of maintaining certain sales and marketing associates on furlough despite the temporary closure of our VOI sales sites and marketing operations during April and May 2020 as discussed above. During the three and nine months ended September 30, 2020, we incurred $0.1 million and $4.0 million, respectively, in severance and $1.4 million and

$12.3 million, respectively, of payroll and benefits expenses relating to employees on temporary furlough or reduced work hours as a result of the impact of the COVID-19 pandemic. In addition, since reopening activities commenced, we incurred costs associated with the reopening of 87 Bass Pro and Cabela’s stores that were open prior to the COVID-19 pandemic and the commencement of marketing operations at 5 new Cabela’s stores. We utilize these stores to sell mini-vacation packages to customers for future travel which require the customers to attend a timeshare presentation.

Our agreement with Bass Pro previously provided for the payment of a variable commission upon the sale of a VOI to a marketing prospect obtained through the Bass Pro marketing channels.  As previously disclosed, pursuant to the settlement agreement and amended marketing arrangement with Bass Pro entered into during June 2019, the settlement payment and a portion of the ongoing annual marketing fees are fixed costs and/or are subject to annual minimums regardless of the volume of VOI sales produced from the resulting marketing prospects generated from the amended agreement, including reduced sales as a result of the temporary closure of our sales operations due to the COVID-19 pandemic. If our marketing operations pursuant to the amended agreement with Bass Pro do not generate a sufficient number of prospects and leads or is terminated or limited, we may not be able to successfully market and sell our products and services at anticipated levels or at levels required in order to offset the costs associated with our marketing efforts.   In addition, the amended arrangement with Bass Pro has resulted in an increase in our marketing costs as a percentage of sales from the program, based on increases in program fixed costs and anticipated VOI sales volumes from this marketing channel.  In light of the decrease in sales due to the COVID-19 pandemic, the increase in cost of this marketing program has adversely impacted our results of operations and cash flow and may continue to have an adverse impact if sales continue to be below expected levels.

General and Administrative Expenses — Sales and Marketing Operations. General and administrative expenses attributable to sales and marketing operations were $5.9 million and $19.4 million during the three and nine months ended September 30, 2020, respectively, and $7.4 million and $60.8 million during the three and nine months ended September 30, 2019, respectively. As a percentage of system-wide sales of VOIs, general and administrative expenses attributable to sales and marketing operations was 6% and 8% during the three and nine months ended September 30, 2020, respectively, and 4% and 13% during the three and nine months ended September 30, 2019, respectively, reflecting fixed costs including costs of maintaining certain sales associates on furlough. Included in general and administrative expenses attributable to sales and marketing operations for the nine months ended September 30, 2019 was approximately $39.1 million related to the settlement of the dispute with Bass Pro in June 2019. See Note 9: Commitments and Contingencies to our unaudited consolidated financial statements included in Item 1 of this report for additional information regarding the Bass Pro settlement.

Resort Operations and Club Management

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(in thousands)	2020		2019		2020		2019
Resort operations and club management revenue	$42,234		$47,338		$124,859		$132,856
Resort operations and club management expense	(27,165)		(32,435)		(77,365)		(89,161)
Operating profit - resort operations and club management	15,069	36%	14,903	31%	47,494	38%	43,695	33%
Add: Depreciation and amortization	208		321		588		1,050
Add: Severance	114		238		1,347		238
Adjusted EBITDA - resort operations and club management	$15,391		$15,462		$49,429		$44,983

Resort Operations and Club Management Revenue. Resort operations and club management revenue decreased 11% and 6% for the three and nine months ended September 30, 2020, compared to the three and nine months ended September 30, 2019, respectively. Cost reimbursement revenue, which primarily consists of payroll and payroll related expenses for management of the HOAs and other services we provide where we are the employer, decreased 12% and 5% during the three and nine months ended September 30, 2020, compared to the three and nine months ended September 30, 2019, respectively, reflecting the temporary closure of many resorts related to the COVID-19 pandemic, as described above. Net of cost reimbursement revenue, resort operations and club management revenues decreased 10% and 7% during the three and nine months ended September 30, 2020 as compared to three and nine months ended September 30, 2019, respectively, primarily as a result of decreases in revenues from our Traveler Plus program, other owner programs, resort retail operations and third-party rental commissions as a result of the COVID-19 pandemic. We managed 49 resort properties as of both September 30, 2020 and September 30, 2019.

Resort Operations and Club Management Expense. During the three and nine months ended September 30, 2020, resort operations and club management expense decreased 16% and 13%, compared to the three and nine months ended September 30, 2019, respectively. The decreases were primarily due to cost mitigation efforts implemented in the first quarter of 2020 in addition to lower costs related to the Traveler Plus program, other owner programs and resort retail operations in the 2020 periods as compared to the 2019 periods, in each case, as a result of the COVID-19 pandemic.

Corporate and Other

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in thousands)	2020	2019	2020	2019
General and administrative expenses - corporate and other	$(20,254)	$(22,149)	$(48,603)	$(58,603)
Adjusted EBITDA attributable to the non-controlling interest in Bluegreen/Big Cedar Vacations	(2,757)	(2,364)	(4,438)	(9,339)
Other (expense) income, net	(365)	1,609	41	3,691
Franchise taxes	101	112	118	171
Loss (gain) on assets held for sale	283	(166)	326	(2,146)
Add: Depreciation and amortization	2,278	1,757	6,645	4,826
Add: Severance	59	1,092	1,782	1,092
Less: Employee Retention credit related to severance	—	—	(2,202)	—
Add: COVID-19 incremental costs	282	—	1,756	—
Adjusted EBITDA - Corporate and other	$(20,373)	$(20,109)	$(44,575)	$(60,308)

General and Administrative Expenses — Corporate and Other. General and administrative expenses attributable to corporate overhead were $20.3 million and $48.6 million during the three and nine months ended September 30, 2020, respectively, and $22.1 million and $58.6 million during the three and nine months ended September 30, 2019, respectively. The decreases were primarily due to a $6.9 million employee retention credit earned in June 2020 under the CARES Act ($2.2 million of which was earned on severance). This credit was partially offset by $0.1 million and $1.8 million in severance cost for corporate employees during the three and nine months ended September 30, 2020, respectively, of which $0.1 million and $1.2 million, respectively, was due to severance related to cost mitigation efforts attributable to the COVID-19 pandemic.

Adjusted EBITDA Attributable to Non-Controlling Interest in Bluegreen/Big Cedar Vacations. We include in our consolidated financial statements the results of operations and financial condition of Bluegreen/Big Cedar Vacations, our 51% owned subsidiary. The non-controlling interest in Adjusted EBITDA of Bluegreen/Big Cedar Vacations is the portion of Bluegreen/Big Cedar Vacations’ Adjusted EBITDA that is attributable to Big Cedar LLC, which holds the remaining 49% interest in Bluegreen/Big Cedar Vacations. Adjusted EBITDA attributable to the non-controlling interest in Bluegreen/Big Cedar Vacations was $2.8 million and $4.4 million during the three and nine months ended September 30, 2020, respectively, and $2.4 million and $9.3 million during the three and nine months ended September 30, 2019, respectively. The decrease in Adjusted EBITDA attributable to the non-controlling interest in Bluegreen/Big Cedar Vacations for the nine months ended September 30, 2020 was primarily related to the impact of the COVID-19 pandemic, including the temporary closure of our VOI sales centers in connection with the COVID-19 pandemic as described above.

Interest Expense.  Interest expense not related to receivable-backed debt was $3.4 million and $11.9 million during the three and nine months ended September 30, 2020, respectively, and $5.3 million and $14.6 million during the three and nine months ended September 30, 2019, respectively.  The decrease in interest expense during the three and nine months ended September 30, 2020 was primarily due to a lower weighted-average cost of borrowing, partially offset by higher outstanding debt balances during the 2020 periods.

Other (Expense) Income, net. Other (expense) income, net was ($0.4) million and $0.1 million during the three and nine months ended September 30, 2020, respectively, and $2.1 million and $4.2 million during the three and nine months ended September 30, 2019, respectively. These decreases were primarily related to a land sale during June 2019 that resulted in a gain of $2.0 million and $1.7 million in Hurricane Irma business interruption insurance proceeds received in July 2019.

BVH Corporate

BVH Corporate in the Company’s segment information includes the following:

•BVH’s corporate general and administrative expenses;

•Interest expense associated with Woodbridge’s junior subordinated debentures; and

•Interest income on interest-bearing cash accounts; and

Corporate General and Administrative Expenses

BVH’s corporate general and administrative expenses consist primarily of costs associated with administering the various support functions at its corporate headquarters, including executive compensation, legal, accounting, human resources, investor relations, and executive offices. BVH’s corporate general and administrative expenses for the three and nine months ended September 30, 2020 were $41.2 million and $58.5 million, respectively, compared to $11.9 million and $36.4 million for the comparable 2019 periods. The increase in corporate general and administrative expenses for the 2020 periods as compared to the same 2019 periods primarily reflects the acceleration of the vesting of unvested restricted stock awards and payments to settle the BVH’s long-term incentive program for 2020 which in the aggregate resulted in $32.6 million of compensation expense for the three and nine months ended September 30, 2020. In addition, included in BVH corporate general and administrative expenses for three and nine months ended September 30, 2020 was $1.8 million of costs associated with the spin-off.

Interest Expense

BVH’s interest expense (excluding interest expense the $80.0 million note payable to Bluegreen) for the three and nine months ended September 30, 2020 was $0.6 million and $3.0 million, respectively, compared to $1.4 million and $4.3 million for the comparable 2019 periods. The decrease in interest expense during the three and nine months ended September 30, 2020 compared to the same 2019 periods primarily resulted from the repayment of BBX Capital’s mandatorily redeemable cumulative preferred stock in December 2019 and lower interest expense on Woodbridge’s junior subordinated debentures reflecting variable rates of interest on such debt during the 2020 periods.

BBX Capital’s interest expense on the $80.0 million note payable to Bluegreen was $0.5 million and $2.5 million for the three and nine months ended September 30, 2020 compared to $1.2 million and $3.6 million for the comparable 2019 periods. The decrease in interest expense reflects repayment of the note in August 2020 from proceeds received from a special cash dividend declared by Bluegreen. The interest expense on this note and the related interest income recognized by Bluegreen are eliminated in the Company’s consolidated statements of operations.

Interest Income

During the three and nine months ended September 30, 2020, the Company recognized $0.1 million and $0.8 million, respectively, of interest and investment income from BVH’s interest-bearing cash accounts and other investments compared to $0.7 million and $1.6 million during the comparable 2019 periods. The decline in interest income reflects lower interest rates on interest earning assets during the 2020 periods

Provision for Income Taxes

The Company estimates its effective annual income tax rate on a quarterly basis based on current and forecasted operating results for the annual period and applies the estimated effective income tax rate to its loss before income taxes reduced by net income attributable to noncontrolling interests in joint ventures taxed as partnerships.

The Company’s effective income tax rate for the three and nine months ended September 30, 2020 from continuing operations was different than the expected federal income tax rate of 21% due to the impact of the Company’s nondeductible executive compensation. In connection with the spin-off of BBX Capital, the Company accelerated the vesting of outstanding restricted stock awards and paid executive incentive bonuses which amounted to $32.6 million of nondeductible compensation expense.

The Company’s effective income tax rate was different than the expected federal income tax rate of 21% due to the impact of nondeductible executive compensation and state income taxes. The effective tax rate for the three and nine months ended September 30, 2019 excludes the tax benefit associated with the $39.1 million Bass Pro litigation settlement, which the Company accounted for as a discrete item at the statutory income tax rate of 26%.

Discontinued Operations

Discontinued operations represent the activities of the Company’s wholly-owned subsidiary, BBX Capital, which was disposed of in the spin-off transaction that was completed on September 30, 2020. BBX Capital’s businesses include all of BVHs previous businesses other than Bluegreen, including BBX Capital Real Estate, BBX Sweet Holdings, and Renin.

Loss from discontinued operations before income taxes for the three months ended September 30, 2020 was $5.8 million compared to income from discontinued operations for the three months ended September 30, 2019 of $24.6 million, which primarily reflects a reduction in equity in net earnings from unconsolidated real estate joint ventures of $28.6 million due to sales of real estate by BBX Capital Real Estate’s investments in unconsolidated joint ventures in the 2019 period.

Loss from discontinued operations before income taxes for the nine months ended September 30, 2020 was $41.6 million compared to income from discontinued operations for the nine months ended September 30, 2019 of $38.8 million, which reflects the impact of $30.7 million of impairment losses primarily resulting from the impact of the COVID-19 pandemic on BBX Capital’s businesses, including IT’SUGAR, and a reduction in equity in net earnings from unconsolidated real estate joint ventures of $37.2 million due to the above mentioned sales in the 2019 period of real estate by BBX Capital Real Estate’s investments in unconsolidated joint ventures.

Net Income or Loss from Continuing Operations Attributable to Noncontrolling Interests

BVH’s consolidated financial statements include the results of operations and financial position of various partially-owned subsidiaries in which it holds a controlling financial interest, including Bluegreen and Bluegreen/Big Cedar Vacations. As a result, the Company is required to attribute net income or loss to the noncontrolling interests in these subsidiaries.

Net income from continuing operations attributable to noncontrolling interests was $3.4 million and $4.3 million during the three and nine months ended September 30, 2020 compared to $4.2 million and $11.4 million for the comparable 2019 period. The decrease in net income from continuing operations attributable to noncontrolling interests for the three months ended September 30, 2020 compared to the same 2019 period was primarily due to lower earnings at the Bluegreen. The decrease in net income attributable to noncontrolling interests for the nine months ended September 30, 2020 compared to the same 2019 period was primarily due to a decrease in the net income of Bluegreen and the Bluegreen/Big Cedar Vacations joint venture.

Consolidated Cash Flows

A summary of our consolidated cash flows is set forth below (in thousands):

	For the Nine Months Ended September 30,
	2020	2019
Cash flows provided by operating activities	$3,161	60,394
Cash flows (used in) provided by investing activities	(12,183)	23,609
Cash flows used in financing activities	(151,066)	(87,685)
Net decrease in cash, cash equivalents and restricted cash	$(160,088)	(3,682)
Cash, cash equivalents and restricted cash at beginning of period	406,870	421,097
Cash, cash equivalents and restricted cash at end of period	$246,782	417,415

Cash Flows provided by Operating Activities

The Company’s cash provided by operating activities decreased by $57.2 million during the nine months ended September 30, 2020 compared to the same 2019 period primarily due to increased operating losses as a result of the impacts of the COVID-19 pandemic, including decreases in sales of VOIs including cash sales and down payments from customers associated with the temporary closure of VOI sales centers and a decrease in trade sales primarily reflecting the closure of BBX Sweet Holdings’ retail locations and a subsequent decrease in consumer demand, and lower distributions from unconsolidated real estate joint ventures, partially offset by a reduction in spending on the acquisition and development of VOI and real estate inventory during the 2020 period as compared to the 2019 period, an increase in other liabilities for unpaid rent on BBX Sweet Holdings retail locations and a $16.0 million reduction in settlement payments made by Bluegreen to Bass Pro pursuant to the settlement agreement entered into in June 2019.

Cash Flows used in Investing Activities

The Company’s cash used in investing activities increased by $35.8 million during the nine months ended September 30, 2020 compared to the same 2019 period primarily due to lower distributions from unconsolidated real estate joint ventures, decreased investments in unconsolidated real estate joint ventures and decreased proceeds from the sale of real estate, partially offset by decreased spending by Bluegreen for property and equipment and an increase in loan recoveries in the legacy asset portfolio.

Cash Flows used in Financing Activities

The Company’s cash used in financing activities increased by $63.4 million during the nine months ended September 30, 2020 compared to the same 2019 period, which was primarily due to $96.8 million of cash transferred in the spin-off and Bluegreen’s repurchase of $11.7 million of its common stock in a private transaction during the 2020 period partially offset by $8.9 million of purchases of the Company’s Class A common stock in 2019, and a $38.1 million increase in net borrowings on the Company’s notes payable and other borrowings, which included additional borrowings by Bluegreen on its credit facilities and various receivable-backed facilities in an effort to increase its cash position and ensure adequate liquidity for a prolonged period in response to the COVID-19 pandemic.

Seasonality

Bluegreen has historically experienced, and expects to continue to experience, seasonal fluctuations in its revenues and results of operations. This seasonality has resulted, and may continue to result, in fluctuations in Bluegreen’s quarterly operating results. Due to consumer travel patterns, Bluegreen typically experienced more tours and higher VOI sales during the second and third quarters. However, due to the impact of the COVID-19 pandemic, including the temporary closures of its marketing operations and VOI sales centers as described above, Bluegreen experienced significantly decreased sales of VOIs in the second quarter of 2020 as compared to prior years and currently expect such adverse impact to continue for the remainder of 2020 and into 2021.

Commitments

The Company’s material commitments as of September 30, 2020 included Bluegreen’s required payments due on receivable-backed debt, notes payable and other borrowings, junior subordinated debentures, commitments to complete certain projects based on its sales contracts with customers, subsidy advances to certain HOAs, and commitments under non-cancelable operating leases.

The following table summarizes the contractual minimum principal and interest payments required on the Company’s outstanding debt, outstanding payments required under the Bass Pro settlement agreement, and payments required on the Company’s non-cancelable operating leases by period due date as of September 30, 2020 (in thousands):

	Payments Due by Period
					Unamortized
					Debt
	Less than	1 — 3	4 — 5	After 5	Issuance
Contractual Obligations	1 year	Years	Years	Years	Costs	Total
Receivable-backed notes payable	$—	—	118,531	266,327	(4,140)	380,718
Notes payable and other borrowings	11,300	25,673	125,000	—	(1,302)	160,671
Note payable to BBX Capital, Inc.	—	—	75,000	—	—	75,000
Jr. subordinated debentures	—	—	—	177,129	(39,192)	137,937
Noncancelable operating leases	6,326	9,592	2,832	11,412	—	30,162
Bass Pro settlement agreement	4,000	8,000	4,000	—	—	16,000
Total contractual obligations	21,626	43,265	325,363	454,868	(44,634)	800,488
Interest Obligations (1)
Receivable-backed notes payable	13,145	26,291	23,137	64,177	—	126,750
Notes payable and other borrowings	4,047	6,991	3,162	—	—	14,200
Notes payable to BBX Capital, Inc.	4,500	9,000	9,000	—	—	22,500
Jr. subordinated debentures	8,424	16,850	16,850	87,657	—	129,781
Total contractual interest	30,116	59,132	52,149	151,834	—	293,231
Total contractual obligations	$51,742	102,397	377,512	606,702	(44,634)	1,093,719

(1)Assumes that the scheduled minimum principal payments are made in accordance with the table above and the interest rate on variable rate debt remains the same as the rate at September 30, 2020.

In lieu of paying maintenance fees for unsold VOI inventory, we may enter into subsidy agreements with certain HOAs. During the nine months ended September 30, 2020 and 2019, Bluegreen made payments related to such subsidies of $7.7 million and $10.5 million, respectively, which are included in cost of other fee-based services in the unaudited consolidated statements of operations and comprehensive income for such periods. As of September 30, 2020, we had $10.1 million accrued for such subsidies, which is included in accrued liabilities and other in the unaudited consolidated statements of financial condition as of such date.

In December 2019, Bluegreen’s then-serving President and Chief Executive Officer resigned. In connection with his resignation, Bluegreen agreed to make payments totaling $3.5 million over a period of 18 months, $1.8 million of which remained payable as of September 30, 2020.

We intend to use cash on hand and cash flow from operations, including cash received from the sale or pledge of VOI notes receivable, and cash received from new borrowings under existing or future credit facilities in order to satisfy the principal payments required on contractual obligations.

We believe that our existing cash, anticipated cash generated from operations, anticipated future permitted borrowings under existing or future credit facilities, and anticipated future sales of notes receivable under existing, future or replacement purchase facilities will be sufficient to meet our anticipated working capital, capital expenditure and debt service requirements, including the contractual payment of the obligations set forth above, for the foreseeable future, subject to the success of our ongoing business strategies, the ongoing availability of credit and the success of the actions we have taken in response to the COVID-19 pandemic to mitigate the impact of the pandemic. We will continue our efforts to renew, extend or replace any credit and receivables purchase facilities that have expired or that will expire in the near term. We may, in the future, also obtain additional credit facilities and may issue corporate debt or equity securities. Any debt incurred or issued may be secured or unsecured, bear interest at fixed or variable rates and may be subject to such terms as the lender may require and management believes acceptable. There can be no assurance that our efforts to renew or replace credit facilities or receivables purchase facilities which have expired or which are scheduled to expire in the near term will be successful or that sufficient funds will be available from operations or under existing, proposed or future revolving credit or other borrowing arrangements or receivables purchase facilities to meet our cash needs, including debt service obligations. To the extent we are unable to sell notes receivable or borrow under such facilities, our ability to satisfy our obligations would be materially adversely affected.

Bluegreen’s receivables purchase facilities, credit facilities, indentures, and other outstanding debt instruments include what Bluegreen believes to be customary conditions to funding, eligibility requirements for collateral, cross-default and other acceleration provisions, and certain financial and other affirmative and negative covenants, including, among others, limits on the incurrence of indebtedness, payment of dividends, investments in joint ventures and other restricted payments, the incurrence of liens and transactions with affiliates, as well as covenants concerning net worth, fixed charge coverage requirements, debt-to-equity ratios, portfolio performance requirements and cash balances, and events of default or termination. In the future, Bluegreen may be required to seek waivers of such covenants but may not be successful in obtaining waivers, and such covenants may limit its ability to raise funds, sell receivables, or satisfy or refinance its obligations, or otherwise adversely affect its financial condition and results of operations, as well as its ability to pay dividends. In April 2020, Bluegreen’s board of directors suspended regular quarterly cash dividends on its common stock due to the impact of the COVID-19 pandemic. While Bluegreen declared a special dividend during July 2020 which is payable on August 21, 2020 to shareholders of record as of the close of trading on August 6, 2020, no regular or any other special cash dividends are currently anticipated, and BVH used the proceeds of the special dividend to repay its outstanding $80.0 million debt owed to Bluegreen. Bluegreen’s future operating performance and ability to meet its financial obligations will be subject to future economic conditions and to financial, business and other factors, many of which may be beyond Bluegreen’s control.

Pursuant to a settlement agreement Bluegreen entered into with Bass Pro and its affiliates during June 2019, Bluegreen paid Bass Pro $20.0 million and agreed to make five annual payments to Bass Pro of $4.0 million, which commenced in January 2020. Additionally, in lieu of the previous commission arrangement, Bluegreen agreed to pay Bass Pro a fixed annual fee of $70,000 for each Bass Pro and Cabela’s retail store that Bluegreen is accessing (excluding sales at retail stores which are designated to provide tours to Bluegreen/Big Cedar Vacations, or “Bluegreen/Big Cedar feeder stores”), plus $32.00 per net vacation package sold (less cancellations or refunds within 45 days of sale). Bluegreen also agreed to contribute to the Wonders of Wildlife Foundation $5.00 per net package sold (less certain cancellations and refunds within 45 days of sale), subject to an annual minimum of $700,000. Subject to the terms and conditions of the settlement agreement, Bluegreen is generally required to pay the fixed annual fee with respect to at least 59 Bass Pro retail stores and a minimum number of Cabela’s retail stores that increases over time to a total of at least 60 Cabela’s retail stores by the end of 2021. In January 2020, Bluegreen paid $5.2 million for this fixed fee, of which $1.3 million was prepaid and is included in the Company’s condensed consolidated statement of financial condition as of September 30, 2020. Bluegreen had marketing operations at 26 Cabela’s stores at September 30, 2020 and is required to begin marketing operations in at least 14 more stores by December 31, 2020. Notwithstanding the foregoing, the minimum number of Bass Pro and Cabela’s retail stores for purposes of the fixed annual fee may be reduced under certain circumstances set forth in the agreement, including as a result of a reduction of traffic in the stores in excess of 25% year-over-year. In March 2020 as a result of the COVID-19 pandemic, Bluegreen temporarily closed its retail marketing operations at Bass Pro Shops and Cabela’s stores. Beginning in mid-May 2020, Bluegreen started the process of recommencing its sales and marketing operations and by September 30, 2020, Bluegreen recommenced its marketing operations at 87 Bass Pro Shops and Cabela’s stores and commenced marketing operations at 5 new Cabela’s stores. Additionally, in October 2020, Bluegreen recommenced marketing operations in one additional Bass Pro Shop and commenced marketing operations at 4 new Cabela’s stores for a total of 97 Bass Pro Shops and Cabela’s stores.

Off-balance-sheet Arrangements

As of September 30, 2020, we did not have any “off-balance sheet” arrangements.

Liquidity and Capital Resources

BVH and Subsidiaries, excluding Bluegreen

As of September 30, 2020, the Company, excluding Bluegreen, had cash, cash equivalents, and short-term investments of approximately $22.3 million. BVH believes that its primary source of liquidity for the foreseeable future will be its available cash, cash equivalents, and short-term investments and that it has sufficient liquidity to fund anticipated working capital and debt service requirements.

BVH’s principal sources of liquidity have historically been its available cash and short-term investments, dividends received from Bluegreen, and from borrowings. However, as described below, the COVID-19 pandemic has impacted or otherwise resulted in uncertainty regarding many of these sources of liquidity.

Bluegreen has announced that it has suspended its regular quarterly dividend, and notwithstanding Bluegreen’s recent declaration of a special cash dividend in the third quarter of 2020, as described below, BVH does not expect to receive regular quarterly dividends from Bluegreen for the foreseeable future. For the nine months ended September 30, 2020 and 2019, BBX Capital received regular dividends from Bluegreen of $8.7 million and $34.3 million, respectively. The resumption of dividends payments by Bluegreen, as well as the amount and timing of such dividends, will be based upon factors that Bluegreen’s board of directors deems to be appropriate, including Bluegreen’s operating results, financial condition, cash position, and operating and capital needs. Dividends from Bluegreen are also dependent on restrictions contained in Bluegreen’s debt facilities. Except as otherwise noted, the debts and obligations of Bluegreen are not direct obligations of BVH and generally are non-recourse to BVH. Similarly, the assets of Bluegreen are not available to BVH, absent a dividend or distribution. Furthermore, certain of Bluegreen’s credit facilities contain terms which could limit the payment of cash dividends without the lender’s consent or waiver, and Bluegreen may only pay dividends subject to such restrictions as well as the declaration of dividends by its board of directors. As a consequence, BVH Capital may not resume receiving dividends from Bluegreen consistent with prior periods, in the time frames or amounts anticipated, or at all.

On July 22, 2020, Bluegreen declared a special cash dividend of $1.19 per share on its common stock, or $86.3 million in the aggregate. The dividend was payable August 21, 2020 to shareholders of record as of the close of trading on August 6, 2020. BVH used the proceeds of the special cash dividend of approximately $80.0 million to repay BVH’s outstanding $80.0 million debt owed to Bluegreen.

BVH previously had a $50.0 million revolving line of credit with IberiaBank. Effective September 30, 2020, the loan agreement was terminated at the request of BVH in connection with the completion of the spin-off of BBX Capital. In connection with the termination of the facility, IberiaBank released the security interest over all collateral granted to the lenders under the facility. No amounts were outstanding under the facility when it was terminated on September 30, 2020.

BVH has also historically received funds from its subsidiaries, including Bluegreen, in connection with the parties’ tax sharing agreement to the extent that a subsidiary utilized BVH’s tax benefits in BVH’s consolidated tax return. However, BVH did not receive tax sharing payments from its subsidiaries during the nine months ended September 30, 2020 and does not expect to receive any significant payments for the remainder of 2020 primarily as a result of the impact of COVID-19 on the Company’s operations. BBX Capital and its subsidiaries are no longer parties to the tax sharing agreement.

BVH believes that its current financial condition will allow it to meet its anticipated near-term liquidity needs. BVH may also seek additional liquidity in the future from outside sources, including traditional bank financing, secured or unsecured indebtedness, or the issuance of equity and/or debt securities. However, these alternatives may not be available to BVH on attractive terms, or at all. The inability to raise funds through the sources discussed above would have a material adverse effect on the Company’s business, results of operations, and financial condition.

Anticipated and Potential Liquidity Requirements

BVH in the past declared regular quarterly dividends on its Class A and Class B Common Stock and declared cash dividends of $0.25 per share on its common stock, or $4.8 million in the aggregate, during the year ended December 31, 2019. However, in April 2020, BVH suspended its regular quarterly dividend due to the impacts of the COVID-19 pandemic. Future declaration and payment of cash dividends with respect to the Company’s common stock, if any, will be determined in light of the then-current financial condition of the Company, its operating and capital needs, its debt covenants, and other factors deemed relevant by the board of directors.

In June 2017, BVH’s board of directors approved a share repurchase program which authorizes the purchase of a total of up to 5,000,000 shares of the Company’s Class A Common Stock and Class B Common Stock at an aggregate cost of no more than $35.0 million. This program authorizes management, at its discretion, to purchase shares from time to time subject to market conditions and other factors. As of September 30, 2020, BVH had purchased 4,750,483 shares of its Class A Common Stock for approximately $25.4 million pursuant to the June 2017 share repurchase program.

In connection with the spin-off, BVH issued a $75.0 million note payable to BBX Capital that accrues interest at a rate of 6% per annum and requires payments of interest on a quarterly basis. Under the terms of the note, BVH has the option in its discretion to defer interest payments under the note, with interest on the entire outstanding balance thereafter to accrue at a cumulative, compounded rate of 8% per annum until such time as BVH is current on all accrued payments under the note, including deferred interest. All outstanding amounts under the note will become due and payable in five years or earlier upon certain other events.

BVH through its wholly-owned subsidiary, Woodbridge, had $66.3 million in junior subordinated debentures outstanding as of September 30, 2020. Woodbridge’s junior subordinated debentures accrue interest at a rate of 3-month LIBOR plus a spread ranging from 3.80% to 3.85%, mature between 2035 and 2036, and require interest payments on a quarterly basis.

BVH is a Bluegreen holding company with limited operations, and it is currently expected that it will incur approximately $700,000 in annual executive compensation expenses, approximately $1.5 - $2.0 million annually in other general and administrative expenses, including costs associated with being a public company, and annual interest expense of approximately $7.2 million associated with Woodbridge’s junior subordinated debentures and the note payable to BBX Capital. These amounts are based on current expectations and assumptions, currently available information and, with respect to interest expense on Woodbridge’s junior subordinated debentures, interest rates as of September 30, 2020. Such assumptions and expectations may not prove to be accurate, interest rates may increase and, accordingly or otherwise, actual expenses may exceed the amounts expected. BVH will rely primarily on cash on hand, cash equivalents, as well as dividends from Bluegreen, to fund its operations and satisfy its debt service requirements and other liabilities, including its note payable to BVH. As discussed above, the COVID-19 pandemic has resulted in Bluegreen suspending its regular quarterly dividend, and while BVH believes that it will have sufficient cash and cash equivalents to fund its operations for approximately two years following the spin-off, it will be dependent on the resumption of dividends from Bluegreen to fund its operations in future periods. There is no assurance that Bluegreen will resume the payment of dividends consistent with prior periods, in the time frames or amounts previously paid, or at all.

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

Bluegreen’s primary sources of funds from internal operations are: (i) cash sales, (ii) down payments on VOI sales which are financed; (iii) proceeds from the sale of, or borrowings collateralized by, VOI notes receivable, (iv) cash from finance operations, including mortgage servicing fees and principal and interest payments received on the purchase money mortgage loans arising from sales of VOIs, and (v) net cash generated from sales and marketing fee-based services and other fee-based services, including resort management operations.

While the vacation ownership business has historically been capital intensive and Bluegreen has pursued transactions or activities which require significant capital investment and adversely impact cash flows, including VOI development or acquisition, Bluegreen has also sought to focus on the generation of  “free cash flow” (defined as cash flow from operating activities, less capital expenditures) by: (i) incentivizing its sales associates and creating programs with third-party credit card companies to generate a higher percentage of sales in cash; (ii) maintaining sales volumes that focus on efficient marketing channels; (iii) limiting its capital and inventory expenditures; (iv) utilizing sales and marketing, mortgage servicing, resort management services, title and construction expertise to pursue fee-based-service business relationships that generally require less up-front capital investment and have the potential to produce incremental cash flows; and (v) more recently, by selling VOIs obtained through secondary market or JIT arrangements. Bluegreen considers free cash flow to be a measure of cash generated by operating activities that can be used for future investing and financing activities, however, there is no assurance that Bluegreen will generate free cash flow or that any cash flow generated will be used for such purposes. While Bluegreen intends to remain flexible with its sales of different categories of VOI inventory in the future, Bluegreen currently expects that its mix of fee-based inventory will decrease over time.

Bluegreen had $21.3 million of required contractual obligations coming due within one year, as well as one facility with an advance period that will expire at the end of 2020. While there is no assurance that Bluegreen will be successful, Bluegreen intends to seek to renew or extend its debt.

The ability to sell and/or borrow against notes receivable from VOI buyers has been critical to Bluegreen’s continued liquidity. A financed VOI buyer is generally only required to pay a minimum of 10% to 20% of the purchase price in cash at the time of sale; however, selling, marketing and administrative expenses attributable to the sale are primarily cash expenses that generally exceed a buyer’s minimum required down payment. Accordingly, having financing facilities available for the hypothecation, sale or transfer of Bluegreen’s VOI notes receivable has been critical to Bluegreen’s ability to meet its short and long-term cash needs. Bluegreen has attempted to maintain a number of diverse financing facilities. Historically, Bluegreen has relied on its ability to sell receivables in the term securitization market in order to generate liquidity and create capacity in Bluegreen’s receivable facilities. Bluegreen has historically financed a majority of its sales of VOIs, and accordingly, are subject to the risk of defaults by its customers. While it is still too early to know the full impact of COVID-19 on Bluegreen’s default or delinquency rates, Bluegreen believes that the COVID-19 pandemic will have a significant impact on the performance of its VOI notes receivable. Accordingly, in March 2020, Bluegreen recorded an allowance for loan losses of $12.0 million, which included its estimate of customer defaults as a result of the COVID-19 pandemic based on Bluegreen’s historical experience, forbearance requests received from Bluegreen’s customers, and other factors, including, but not limited to, the seasoning of the notes receivable and FICO scores of the customers. The impact of the COVID-19 pandemic is rapidly changing and highly uncertain. Accordingly, and due to other risks and uncertainties associated with assumptions and changing market conditions, Bluegreen’s allowance may not prove to be accurate and may be increased in future periods, which would adversely impact Bluegreen’s operating results for those periods.

Further, the COVID-19 pandemic has resulted in instability and volatility in the financial markets. As described above, Bluegreen’s ability to borrow against or sell its VOI notes receivable has historically been a critical factor in its liquidity. If Bluegreen is unable to renew credit facilities or obtain new credit facilities, its business, results of operations, liquidity, or financial condition may be materially, adversely impacted.

In connection with its capital-light business activities, Bluegreen has entered into agreements with third-party developers that allow Bluegreen to buy VOI inventory, typically on a non-committed basis, prior to when Bluegreen intends to sell such VOIs, although there is no assurance that these third party developers will be in a position to deliver that inventory in the future. Bluegreen’s capital-light business strategy also includes secondary market sales, pursuant to which Bluegreen enters into secondary market arrangements with certain HOAs and others on a non-committed basis, which allows Bluegreen to acquire VOIs generally at a significant discount, as such VOIs are typically obtained by the HOAs through foreclosure in connection with maintenance fee defaults. Acquisitions of JIT and secondary market inventory during the remainder of 2020 are expected to be between $1.0 million to $3.0 million.

In October 2020, Bluegreen completed the 2020-A Term Securitization, a private offering and sale of approximately $131.0 million of investment-grade, VOI receivable backed notes (the “Notes”), including approximately $48.6 million of Class A Notes, approximately $47.9 million of Class B Notes and approximately $34.5 million of Class C Notes with interest rates of 1.55%, 2.49%, and 4.22%, respectively, which blends to an overall interest rate of approximately 2.60%. The gross advance rate for this transaction was 88.0%. The Notes mature in February 2036. KeyBanc Capital Markets Inc. (“KeyCM”) and Barclays Capital Inc. acted as co-lead managers and were the initial purchasers of the Notes. KeyCM also acted as structuring agent for the transaction.

Subject to performance of the collateral, Bluegreen will receive any excess cash flows generated by the receivables transferred under the 2020-A Term Securitization (excess meaning after payments of customary fees, interest, and principal under the 2020-A Term Securitization) on a pro-rata basis as borrowers make payments on their VOI loans.

While ownership of the VOI receivables included in the 2020-A Term Securitization is transferred and sold for legal purposes, the transfer of these receivables is accounted for as a secured borrowing for financial accounting purposes. Accordingly, no gain or loss was recognized as a result of this transaction.

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

Credit Facilities for Bluegreen Receivables with Future Availability

Bluegreen maintains various credit facilities with financial institutions which allow Bluegreen to borrow against or sell its VOI notes receivable. As of September 30, 2020, Bluegreen had the following credit facilities with future availability, all of which are subject to revolving availability terms during the advance period and therefore provide for additional availability as the facility is paid down, subject in each case to compliance with covenants, eligible collateral and applicable terms and conditions during the advance period (dollars in thousands):

	Borrowing Limit as of September 30, 2020	Outstanding Balance as of September 30, 2020	Availability as of September 30, 2020	Advance Period Expiration; Borrowing Maturity as of September 30, 2020	Borrowing Rate; Rate as of September 30, 2020
Liberty Bank Facility (4)	$40,000	$19,715	$20,285	June 2021; June 2024	Prime Rate - 0.10%; floor of 3.40%; 3.40%
NBA Receivables Facility	70,000	33,389	36,611	September 2023; March 2028	30 day LIBOR+2.25% to 2.75%; floor of 3.00% to 3.50%; 3.35% (1)
Pacific Western Facility (4)	40,000	24,313	15,687	September 2021; September 2024	30 day LIBOR+2.75% to 3.00%; 3.03%
KeyBank/DZ Purchase Facility (4)	80,000	60,981	19,019	December 2022; December 2024	30 day LIBOR or CP +2.25%; 2.50% (2)
Quorum Purchase Facility	50,000	34,240	15,760	December 2020; December 2032	(3)
	$280,000	$172,638	$107,362

(1)As described in further detail below, borrowings prior to September 25, 2020 accrue interest at a rate equal to one month LIBOR plus 2.75% (with an interest rate floor of 3.50%), provided that the rate shall decrease to one-month LIBOR plus 2.25% (with an interest rate floor of 3.00%) on the then remaining balance of borrowing prior to September 25,2020 if new advances subsequent to September 25,2020 are at least $25.0 million by June 30, 2021. Borrowings after September 25, 2020 accrue interest at one-month LIBOR plus 2.25% (with an interest rate floor of 3.00%).

(2)Borrowings accrue interest at a rate equal to either LIBOR, a “Cost of Funds” rate or commercial paper (“CP”) rates plus 2.25%. As described in further detail below, the interest rate will increase to the applicable rate plus 3.25% upon the expiration of the advance period.

(3)Of the amounts outstanding under the Quorum Purchase Facility at September 30, 2020, $2.4 million accrues interest at a rate per annum of 4.75%, $16.4 million accrues interest at a fixed rate of 4.95%, $1.3 million accrues interest at a fixed rate of 5.00%, $13.2 million accrues interest at a fixed rate of 5.10%, and $0.8 million accrues interest at a fixed rate of 5.50%.

(4)Balance and availability indicated above is prior to giving effect to October repayments in connection with the 2020 Term Securitization.

See Note 5 under Item 1 included in this report and Note 13 to the Company’s consolidated financial statements included in the 2019 Annual Report for additional information with respect to Bluegreen’s receivable-backed notes payable facilities.

Other Credit Facilities and Outstanding Notes Payable

Fifth Third Syndicated Line-of-Credit and Fifth Third Syndicated Term Loan. In December 2016, Bluegreen entered into a $100.0 million syndicated credit facility with Fifth Third Bank, as administrative agent and lead arranger, and certain other bank participants as lenders. In October 2019, Bluegreen amended the facility and increased the facility to $225.0 million. The amended facility includes a $100.0 million term loan (the “Fifth Third Syndicated Term Loan”) with quarterly amortization requirements and a $125.0 million revolving line of credit (the “Fifth Third Syndicated Line-of-Credit”). Borrowings under the amended facility generally bear interest at LIBOR plus 2.00% - 2.50%, depending on Bluegreen’s leverage ratio, are collateralized by certain of Bluegreen’s VOI inventory, sales center buildings, management fees, short-term receivables and cash flows from residual interests relating to certain term securitizations, and will mature in October 2024. On June 29, 2020, the facility was amended to modify certain customary covenants. As of September 30, 2020, outstanding borrowings under the facility totaled $145.0 million, including $95.0 million under the Fifth Third Syndicated Term Loan with an interest rate of 2.56%, and $50.0 million under the Fifth Third Syndicated Line of Credit with an interest rate of 2.39%.

Bluegreen also has outstanding obligations under various credit facilities and securitizations that have no remaining future availability as the advance periods have expired.

See Note 5 under Item 1 included in this report and Note 13 to the Company’s consolidated financial statements included in the 2019 Annual Report for additional information with respect to Bluegreen’s other credit facilities and outstanding notes payable.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risk and risks relating to inflation and changing prices. In addition, instability or volatility in the financial markets which restricts the availability of credit, including in connection with the COVID-19 pandemic, may adversely impact our ability to borrow against or sell our VOI receivables, which has historically been a critical factor in our liquidity, or otherwise adversely impact our business, operating results, liquidity or financial condition. Our exposure to market risk for continuing operations has not materially changed from what we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2020 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Other than changes reflecting the disposal of BBX Capital, Inc. and its subsidiaries as a result of the spin-off transaction completed on September 30, 2020, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Eddie Boyd et al. v. Bluegreen Vacations Unlimited, Inc. et al., Case No. 19CT-CC00126, Circuit Court of Christian County, Missouri

On July 18, 2019, Eddie Boyd, et al. filed an action alleging that BVU and co-defendants violated the Missouri Merchandise Practices Act for allegedly making false statements and misrepresentations with respect to the sale of VOIs. Plaintiffs further have filed a purported class action allegation that BVU’s charging of an administrative processing fee constitutes the unauthorized practice of law, and have also asserted that we and our outside counsel engaged in abuse of process by filing a lawsuit against plaintiffs’ counsel (The Montgomery Law Firm). Plaintiffs seek monetary damages, attorneys’ fees and injunctive relief. On August 31, 2020, the Judge certified a class regarding the unauthorized practice of law claim and dismissed the claims regarding abuse of process. We believe the lawsuit is without merit.

Charles Acklin, et al. v. Bluegreen Vacations Unlimited, Inc. et al., Case No. 1:20-cv-07402, United States District Court, Southern District of New York

On August 30, 2020, over 100 VOI owners at The Manhattan Club (“TMC”) sued BVU and certain unaffiliated entities (the “Non-Bluegreen Defendants”). The complaint includes claims arising out of alleged misrepresentations made during the sale of VOIs at TMC and certain post-sale operational practices, including allegedly charging owners excessive annual maintenance fees and implementing reservation policies that the restrict the ability of VOI owners to use their points to access the resort while allowing the general public to make reservations. The plaintiffs assert in the complaint that Bluegreen acquired operational control of TMC from the Non-Bluegreen Defendants in 2018 and assumed joint liability for any prior wrongdoing by them. We believe this assertion to be erroneous and that the claims against BVU are without merit. Accordingly, we have moved to dismiss the claims against BVU.

There have been no material changes in our material legal proceedings from those disclosed in the “Legal Proceedings” section of our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 1A. Risk Factors

There have been no material changes in the risks and uncertainties that we face from those disclosed in the “Risk Factors” sections of our 2019 Annual Report and the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.

The information presented below updates the related risk factor set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Reports on Form 10-Q for the quarter ended June 30, 2020, and is in addition to other risk factors and other risks and uncertainties disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

The COVID-19 pandemic has had, and the current and uncertain future outlook of the pandemic may continue to have, a significant adverse effect on our business, financial condition, liquidity and results of operations.

The COVID-19 pandemic has resulted in, and continues to be, an unprecedented disruption in the U.S. economy and its rapid spread, as well as the escalating measures governments and private organizations have implemented in order to stem the spread of this pandemic, have had, and are expected to continue to have, a material adverse impact on our business, operating results and financial condition, including, without limitation, due to government ordered travel restrictions, restrictions on business operations, and stay at home orders and guidelines. Moreover, additional currently unknown restrictions or other events adversely impacting the vacation ownership industry may occur and the adverse effects of the COVID-19 pandemic on our business, operating results and financial condition may otherwise be lengthened or exacerbated.

The COVID-19 pandemic has resulted in, an unprecedented disruption in the U.S. economy and the travel, hospitality and vacation ownership industries due to, among other things, resort closures, travel restrictions and restrictions on business operations, including government guidance and restrictions with respect to travel, public accommodations, social gatherings and related matters. On March 23, 2020 we temporarily closed all of our VOI sales centers; our retail marketing operations at Bass Pro Shops and Cabela’s stores and outlet malls; and our Choice Hotels call transfer program. In connection with these actions we canceled existing owner reservations through May 15, 2020 and new prospect guest tours through June 30, 2020. Further, some of our Club and Club Associate Resorts were closed in accordance with government mandates and advisories. Beginning in mid-May 2020, we started the process of recommencing our sales and marketing operations and our closed resorts began to welcome guests as government mandates were lifted. By September 30, 2020, we recommenced marketing operations at 87 Bass Pro Shops and Cabela’s stores and commenced marketing operations at 5 new Cabela’s stores, we reactivated our Choice Hotels call transfer program, all of our resorts were open, and all but one of our VOI sales centers were open. Additionally, in October 2020, we recommenced marketing operations in one additional Bass Pro Shop and commenced marketing operations at 4 new Cabela’s stores for a total of 97 Bass Pro Shops and Cabela’s stores. However, there is no assurance that our marketing operations at Bass Pro or Cabela’s stores or that our VOI sales centers will remain open, including in the event of an increase in COVID-19 cases.

As a result of the effect of the pandemic, we implemented several cost mitigating activities, including reductions in workforce of over 1,600 positions and placed another approximate 3,200 of our associates on temporary furlough or reduced work hours. As of September 30, 2020, approximately 3,200 associates previously on temporary furlough or reduced work hours have returned to full time to support reopening activities. We also suspended the payment of regular quarterly cash dividends, reduced our new inventory acquisition and development expenditures and drew down $60 million under our lines-of-credit, all of which was repaid as of September 30, 2020.

While these steps were implemented to mitigate the effects of the pandemic on our business, the measures themselves had and may continue to have negative consequences with respect to our business and operations, including by reducing sales. In addition, cost savings from these measures were not recognized immediately and will not completely offset the decrease in revenues and other adverse impacts of the pandemic. Further, the increase in our debt position will, among other things, increase our vulnerability to adverse economic conditions and require us to meet increased debt service obligations.

In addition, we have historically financed a majority of our sales of VOIs, and accordingly, are subject to the risk of defaults by our customers. While the full impact of COVID- 19 pandemic through September 30, 2020 had not yet been reflected in our default or delinquency rates, we believe that the COVID-19 pandemic will have a significant impact on our VOI notes receivable. Accordingly, in March 2020, we recorded an additional allowance for loan losses of $12.0 million, which includes our estimate of customer defaults as a result of the COVID-19 pandemic based on our historical experience, forbearance requests received from our customers, and other factors, including but not limited to, the seasoning of the notes receivable and FICO scores of the customers. The impact of the COVID-19 pandemic is rapidly changing and highly uncertain. Accordingly, and due to other risks and uncertainties associated with assumptions and changing market conditions, our allowance may not prove to be accurate and may be increased in future periods, which will adversely impact our operating results for those periods.

Further, the COVID-19 pandemic has resulted in instability and volatility in the financial markets. Our ability to borrow against or sell our VOI notes receivable has historically been a critical factor in our liquidity. If we are unable to renew credit facilities or obtain new credit facilities, our business, results of operations, liquidity, or financial condition may be materially, adversely impacted.

Our operations could also be negatively affected further if our employees are quarantined or sickened as a result of exposure to COVID-19, or if they are subject to governmental COVID-19 curfews or “shelter in place” health orders. Measures restricting the ability of employees to come to work may impair our service or operations, all of which could negatively affect our business.

We are unable to predict how long these conditions will persist, what additional measures may be introduced by governments or private parties or what effect any such additional measures may have on our business. Furthermore, not only is the duration of the pandemic and combative measures unknown, the overall situation is extremely fluid, and it is impossible to predict the timing of future changes in the situation and what their impact may be on our business. At this time we are also not able to predict whether the COVID-19 pandemic will result in permanent changes to our customers' behavior, which may include, without limitation, continued or permanent decreases in discretionary spending and reductions in travel or vacation ownership stays or purchases, each of which would have a material adverse impact on our business, operating results and financial condition.

 .

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

Bluegreen Vacations Holding Corporation

November 9, 2020	By: /s/ Alan B. Levan
Alan B. Levan, Chairman of the Board
and Chief Executive Officer

November 9, 2020	By: /s/ Raymond S. Lopez
Raymond S. Lopez, Chief Financial Officer