Form 10-K
period 2020-12-31
Bluegreen Vacations Holding Corp
filed 2021-03-01
CIK 315858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 001-09071

BLUEGREEN VACATIONS HOLDING CORPORATION

(Exact name of registrant as specified in its charter)

Florida	59-2022148
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4960 Conference Way North, Suite 100, Boca Raton, FL 33341

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (954) 940-4900

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of Each class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value (including associated Preferred Share Purchase Rights)	BVH	New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐     No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2020, the last trading day of the registrant’s most recently completed second fiscal quarter, was $153.9 million (based on the closing sale price of the common stock on that date on the New York Stock Exchange).

The number of shares outstanding of each of the registrant’s classis of common stock as of February 26, 2021 is as follows:

Class A Common Stock of $.01 par value, 15,624,123 shares outstanding.

Class B Common Stock of $.01 par value, 3,693,596 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2021 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this Annual Report on Form 10-K.

BLUEGREEN VACATIONS HOLDING CORPORATION

FORM 10-K TABLE OF CONTENTS

YEAR ENDED DECEMBER 31, 2020

PART I

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Forward-looking statements include all statements that do not relate strictly to historical or current facts and can be identified by the use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans,” “believes,” “projects,” “predicts,” “seeks,” “will,” “should,” “would,” “may,” “could,” “outlook,” “potential,” and similar expressions or words and phrases of similar import. Forward-looking statements include, among others, statements relating to BVH and Bluegreen’s future financial performance, business prospects and strategy, anticipated financial position, liquidity and capital needs and other similar matters. These statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. Actual results may differ materially from those expressed in, or implied by, the forward-looking statements as a result of various factors, including, among others the following:

These risks and uncertainties include, but are not limited to:

•the Company has limited sources of cash and is dependent upon dividends from Bluegreen to fund its operations; Bluegreen has suspended regular payments of quarterly dividends and there is no assurance that Bluegreen will resume payments of dividends;

•risks associated with the Company’s indebtedness, including that the Company will be required to utilize cash flow to service its indebtedness, that indebtedness may make the Company more vulnerable to economic downturns, that indebtedness may subject the Company to covenants and restrictions on its operations and activities and the payment of dividends;

•the Company’s shareholders’ interests will be diluted to the extent additional shares of its common stock are issued;

•the Company has suspended regular payments of quarterly dividends in light of Coronavirus Disease 2019 (“COVID-19”) and there is no assurance that the Company will resume payments of dividends;

•the impact of economic conditions on the Company, including the impact of the COVID-19 pandemic, the price and liquidity of the Company’s Class A Common Stock and Class B Common Stock, and the Company’s ability to obtain additional capital, including the risk that if the Company’s needs or otherwise believes it is advisable to issue debt or equity securities or to incur indebtedness in order to fund the Company’s operations or investments, it may not be able to issue any such securities or obtain such indebtedness on favorable terms, or at all;

•if the Company does not maintain compliance with the listing requirements of the NYSE, which includes, among other things, a minimum average closing price, share volume, and market capitalization, BVH’s Class A common stock will not remain listed for trading on the NYSE;

•adverse conditions in the stock market, the public debt market, and other capital markets and the impact of such conditions on the Company;

•risks of cybersecurity threats, including the potential misappropriation of assets or confidential information, corruption of data or operational disruptions;

•risks related to potential business expansion or other opportunities that Bluegreen may pursue, including that they may involve significant costs and the incurrence of significant indebtedness and may not be successful;

•the impact on BVH’s consolidated financial statements and internal control over financial reporting of the adoption of new accounting standards;

•risks associated with legal proceedings and other regulatory proceedings, examinations or audits of the Company’s operations, including claims of noncompliance with applicable regulations or for development related defects, and the impact they may have on the Company’s financial condition and operating results, including the costs associated with regulatory compliance; and

•the preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) involves making estimates, judgments and assumptions, and any changes in estimates, judgments and assumptions used could have a material adverse impact on the financial condition and operating results of the Company or its subsidiaries.

With respect to Bluegreen, whose results are consolidated into the Company’s financial statements the risks and uncertainties include, but are not limited to:

•adverse trends or disruptions in economic conditions generally or in the vacation ownership, vacation rental and travel industries;

•risks relating to public health issues, including in particular the COVID-19 pandemic and the effects of the pandemic. These risks include resort closures, travel and business restrictions, volatility in the international and national economy and credit markets, worker absenteeism, quarantines and other health-related restrictions; the length and severity of the COVID-19 pandemic and Bluegreen’s ability to successfully resume full business operations thereafter, governmental and agency orders, mandates and guidance in response to the COVID-19 pandemic and the duration thereof, which is uncertain and will impact Bluegreen’s ability to fully utilize resorts, sales centers and other marketing activities, and the pace of recovery following the COVID-19 pandemic; other risks include competitive conditions; liquidity and the availability of capital; Bluegreen’s ability to successfully implement its strategic plans and initiatives to navigate the COVID-19 pandemic; risks that Bluegreen’s current or future marketing alliances may not be available to us in the future; risks that default rates may increase and exceed Bluegreen’s expectations; risks related to Bluegreen’s indebtedness, including the potential for accelerated maturities and debt covenant violations; the impact of the pandemic on Bluegreen’s dividend policy; the risk of heightened litigation as a result of actions taken in response to the COVID-19 pandemic; the impact of the COVID-19 pandemic on consumers, including their income, their level of discretionary spending both during and after the pandemic, and their views regarding travel and the vacation ownership industries; and the risk that Bluegreen’s resort management fees and finance operations may not continue to generate recurring sources of cash during or following the pandemic to the extent anticipated or at all;

•adverse changes to, expirations or terminations of, or interruptions in, and other risks relating to Bluegreen’s business and strategic relationships, management contracts, exchange networks or other strategic marketing alliances, and the risk that Bluegreen’s business relationship with Bass Pro under the revised terms of the parties’ marketing agreement and its relationship with Choice Hotels may not be as profitable as anticipated, or at all, or otherwise result in the benefits anticipated

•the risks of the real estate market and the risks associated with real estate development, including a decline in real estate values and a deterioration of other conditions relating to the real estate market and real estate development;

•adverse events or trends in vacation destinations and regions where the resorts in Bluegreen’s network are located, including weather-related events and adverse conditions related to the COVID-19 pandemic;

•decreased demand from prospective purchasers of vacation ownership interests (“VOIs”);

•Bluegreen’s ability to maintain adequate/sufficient/desired amounts of inventory of VOIs for sale;

•the availability of financing, Bluegreen’s ability to sell, securitize or borrow against its VOI notes receivable on acceptable terms; and Bluegreen’s ability to successfully increase its credit facility capacity or enter into capital market transactions or other alternatives to provide for sufficient available cash for a sustained period of time;

•Bluegreen’s indebtedness may impact Bluegreen and, in turn BVH’s, financial condition and results of operations, and the terms of Bluegreen’s indebtedness may limit, among other things, Bluegreen’s activities and ability to pay dividends, and Bluegreen may not comply with the terms of its indebtedness;

•changes in Bluegreen’s senior management;

•Bluegreen’s ability to comply with regulations applicable to the vacation ownership industry or Bluegreen’s other activities, and the costs of compliance efforts or a failure to comply;

•Bluegreen’s ability to successfully implement its growth strategy and plans and the impact they may have on its results and financial conditions, including that any increased developed VOI sales efforts may not be successful and may adversely impact Bluegreen’s cash flows;

•Bluegreen’s ability to compete effectively in the highly competitive vacation ownership industry and against hotel and other hospitality and lodging alternatives;

•Bluegreen’s ability to offer or further enhance the Vacation Club experience for Bluegreen’s Vacation Club owners and risks related to Bluegreen’s efforts and expenses in connection therewith, including that they may not result in the benefits anticipated and that expenses may be greater than anticipated;

•Bluegreen’s customers’ compliance with their payment obligations under financing provided by Bluegreen, the increased presence and efforts of “timeshare-exit” firms and the success of actions which Bluegreen may take in connection therewith, and the impact of defaults on the Bluegreen’s and, in turn BVH’s, operating results and liquidity position;

•the ratings of third-party rating agencies, including the impact of any downgrade on Bluegreen’s ability to obtain, renew or extend credit facilities, or otherwise raise funds;

•changes in Bluegreen’s business model and marketing efforts, plans or strategies, which may cause marketing expenses to increase or adversely impact Bluegreen’s, and in turn BVH’s, revenue, operating results and financial condition, and such expenses as well as Bluegreen’s investments, including investments in new and expanded sales offices, and other sales and marketing initiatives, including screening methods and data driven analysis, may not achieve the desired results;

•technology and other changes and factors which may impact Bluegreen’s telemarketing efforts, including new cell phone technologies that identify or block marketing vendor calls;

•the impact of the resale market for VOIs on Bluegreen’s business, operating results and financial condition;

•risks associated with Bluegreen’s relationships with third-party developers, including that third-party developers who provide VOIs to be sold by Bluegreen pursuant to fee-based services or just-in-time arrangements may not provide VOIs when planned and that may not fulfill their obligations to Bluegreen’s or to the homeowners associations that maintain the resorts they developed;

•risks associated with legal proceedings and regulatory proceedings, examinations or audits of Bluegreen’s operations, including claims of noncompliance with applicable regulations or for development related defects, and the impact they may have on Bluegreen’s, and in turn BVH’s, financial condition and operating results;

•audits of Bluegreen or its subsidiaries’ tax returns, including that they may result in the imposition of additional taxes;

•environmental liabilities, including claims with respect to mold or hazardous or toxic substances, and their impact on Bluegreen, and in turn BVH’s, financial condition and operating results;

•risks that natural disasters, including hurricanes, earthquakes, fires, floods and windstorms may adversely impact Bluegreen, and in turn BVH’s, financial condition and operating results, including due to any damage to physical assets or interruption of access to physical assets or operations resulting therefrom, and the frequency or severity of natural disasters may increase due to climate change or other factors;

•Bluegreen’s ability to maintain the integrity of internal or customer data, the failure of which could result in damage to its reputation and/or subject Bluegreen to costs, fines or lawsuits; and

•the updating of, and developments with respect to, technology, including the cost involved in updating technology and the impact that any failure to keep pace with developments in technology could have on Bluegreen’s operations or competitive position, and Bluegreen’s information technology expenditures may not result in the expected benefits.

In addition to the foregoing, references made to the other risks and uncertainties discussed in the “Risk Factors” section of, and elsewhere in, this Annual Report on Form 10-K including those inherent to Bluegreen’s business and the vacation ownership industry and risks related to ownership of BVH’s stock.

These and other risks and uncertainties disclosed in this Annual Report on Form 10-K are not necessarily all of the important factors that could cause the Company’s actual results to differ materially from those expressed in or implied by any of the forward-looking statements. Other unknown or unpredictable factors could cause actual results to differ materially from those expressed in any of the forward-looking statements. In addition, past performance may not be indicative of future results, and comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, and all such information should only be viewed as historical data.

Given these uncertainties, you are cautioned not to place undue reliance on forward-looking statements. You should read this Annual Report on Form 10-K with the understanding that actual future results, levels of activity, performance, trends, and events and circumstances may be materially different from what the Company expects. The Company qualifies all forward-looking statements by these cautionary statements.

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

Trademarks, Service Marks and Trade Names

Bluegreen owns or has rights to use a number of registered and common law trademarks, trade names and service marks in connection with its business, including, but not limited to, Bluegreen, Bluegreen Resorts, Bluegreen Vacations, Bluegreen Traveler Plus, Bluegreen Vacation Club, Bluegreen Wilderness Club at Big Cedar and the Bluegreen Logo. This Annual Report on Form 10-K also refers to trademarks, trade names and service marks of other organizations. Without limiting the generality of the preceding sentence, World Golf Village is registered by World Golf Foundation, Inc.; Big Cedar, Cabela’s and Bass Pro Shops are registered by Bass Pro Trademarks, LP; Ascend, Ascend Hotel Collection, Ascend Resort Collection, Choice Privileges, Comfort Inn, Comfort Suites, Quality, Sleep Inn, Clarion, Cambria, MainStay Suites, Econo Lodge and Rodeway Inn are registered by Choice Hotels International, Inc.; and Suburban Extended Stay Hotel is registered by Suburban Franchise Systems, Inc. All trademarks, service marks or trade names referred to in this Annual Report on Form 10-K are the property of their respective holders. Solely for convenience, the trademarks, trade names and service marks referred to in this Annual Report on Form 10-K appear without the ® and ™ symbols, but such references are not intended to indicate in any way that the owner will not assert, to the fullest extent under applicable law, all rights to such trademarks, trade names and service marks.

Summary of Risk Factors

The following is a summary of the material risks described in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K. While the Company believes that the risks described in the “Risk Factors” section are those that are material to investors, other factors not presently known to the Company or that it currently believes are immaterial may also adversely affect the Company, perhaps materially. The following summary should not be considered an exhaustive summary of the material risks facing the Company, and it should be read in conjunction with the “Risk Factors” section and the other information contained in this Annual Report on Form 10-K. The items discussed below and in the “Risk Factors” section of this Annual Report on Form 10-K involve or contain forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements described above.

Risks Related to BVH at its Holding Company Level and to Ownership of its Class A Common Stock and Class B Common Stock

•As a result of the spin-off of BBX Capital, BVH is a Bluegreen holding company and will rely primarily on dividends from Bluegreen to service its debt, including its $75 million note to BBX Capital, and fund its other cash requirements.

•The control position of Alan B. Levan, John E. Abdo, Jarett S. Levan and Seth M. Wise may adversely affect the market price of BVH’s Class A Common Stock and Class B Common Stock.

•The relative fixed voting percentages of BVH’s Class A Common Stock and Class B Common Stock may have an adverse impact on the market price of such securities.

•Provisions in BVH’s Amended and Restated Articles of Incorporation and Bylaws as well as BVH’s recently adopted shareholder rights plan may make it difficult for a third party to acquire BVH and could impact the price of BVH’s Class A Common Stock and Class B Common Stock.

•Acquisitions may reduce earnings, require additional financing and expose BVH to additional risks.

•Substantial sales of BVH’s Class A Common Stock or Class B Common Stock (or the perception of future sales) could adversely affect the market prices of such securities.

•BVH has suspended the payment of regular quarterly cash dividends and may not resume paying dividends in the future.

Risks Related to Bluegreen and its Business

•Bluegreen is subject to the business, financial and operating risks inherent to the vacation ownership industry.

•Bluegreen’s business and operations, including its ability to market VOIs, may be adversely affected by general economic conditions and conditions affecting the vacation ownership industry and the availability of financing.

•The COVID-19 pandemic has adversely impacted Bluegreen’s business and results, and the future effects of the pandemic are uncertain and will depend on future developments.

•Bluegreen may not be able to compete successfully in the highly competitive vacation ownership industry.

•Bluegreen generates significant sales from its strategic partnerships and relationships and is subject to risks related to those partnerships and arrangements, including if they are terminated or not renewed, or are not as successful as anticipated.

•Bluegreen is subject to risks related to its ability to comply with applicable laws, rules and regulations, the costs of compliance or any failure to comply, and changes in laws, rules and regulations.

•Bluegreen’s business and results may be impacted if financing is not available on favorable terms, or at all.

•Bluegreen’s results and liquidity would be adversely impacted if they experience increased defaults on its notes receivable portfolio.

•The ratings of third-party rating agencies could adversely impact Bluegreen’s ability to obtain, renew or extend credit facilities, or otherwise raise funds.

•Bluegreen may not market products and services successfully and efficiently.

•Bluegreen may be unable to develop or acquire VOI inventory or enter into and maintain fee-based relationships to source VOI inventory.

•Bluegreen’s capital-light business activities may not be successful.

•Bluegreen is subject to risks associated with its management of resort properties and, with respect to properties not managed by them, risks associated with its dependence on the managers of those resorts.

•Bluegreen may not continue to participate in, and Bluegreen’s customers may not be satisfied with its, exchange networks and other strategic alliances.

•Bluegreen’s business and results could be adversely impacted if maintenance fees increase.

•Strategic transactions which Bluegreen may pursue may not be successful and may have adverse impacts, including diversion of management attention and the incurrence of significant expenses.

•The resale market for VOIs could adversely affect Bluegreen’s business.

•Bluegreen’s insurance policies may not cover all potential losses.

•Bluegreen’s business may be adversely impacted by negative publicity, including information spread through social media.

Risks Related to the Real Estate Market and Real Estate Development

•Bluegreen is subject to the risks of the real estate market and real estate development, including a decline in real estate values, a deterioration of other conditions relating to the real estate market and real estate development, and potential environmental liabilities.

Risks Related to our Indebtedness

•The Company’s, including Bluegreen’s, indebtedness could limit its activities and adversely impact its results and financial condition.

•Changes to and replacement of the LIBOR benchmark interest rate could adversely affect the Company’s, including Bluegreen’s, results of operations and liquidity.

Risks Related to Technology, Privacy and Intellectual Property Rights

•Bluegreen would be adversely impacted if they fail to maintain the integrity of internal or customer data.

•Bluegreen may not be able to keep pace with technological developments, and the cost involved in updating technology may be significant.

•A failure to protect Bluegreen or its business partners’ intellectual property rights could adversely affect Bluegreen’s business.

General Risks

•Legal and regulatory proceedings could adversely affect the Company’s financial condition and operating results.

•The loss of key management or personnel could adversely affect the Company’s business.

•The preparation of the Company’s financial statements in accordance with GAAP involves estimates, judgments and assumptions, as to which there are inherent uncertainties, and changes thereto could adversely impact the Company’s operating results and financial condition.

•The Company’s stock price may be volatile or may decline regardless of the Company’s operating performance.

•A failure to maintain proper and effective internal controls could have adverse impacts.

•The Company’s shareholders’ interests may be diluted by future stock issuances.

•If securities or industry analysts do not publish research or publish unfavorable research about the Company’s business, the Company’s stock price and trading volume could decline.

Item 1. Business.

Overview

As a result of the spin-off of the Company’s other businesses and investments on September 30, 2020 discussed below (which are now reported as discontinued operations), the Company is a “pure” holding company whose primary asset is its ownership of approximately 93% of the outstanding common stock of Bluegreen Vacations Corporation, a leading vacation ownership company that markets and sells vacation ownership interests (“VOIs”) and manages resorts in popular leisure and urban destinations. Except as otherwise noted or where the context requires otherwise, references in this Annual Report on Form 10-K to “BVH,” “the Company,” “we,” “us” and “our” refers to Bluegreen Vacations Holding Corporation together with its consolidated subsidiaries.

Spin-Off

On September 30, 2020, BVH completed the spin-off of its wholly-owned subsidiary, BBX Capital, Inc. (“BBX Capital”). The spin-off separated BVH’s businesses, activities, and investments into two separate, publicly-traded companies: (i) BVH, which continues to hold approximately 93% of Bluegreen’s outstanding common stock, and (ii) BBX Capital, which now holds all of the businesses and investments previously held by BVH other than Bluegreen.

These include BBX Capital Real Estate LLC (“BBX Capital Real Estate” or “BBXRE”), BBX Sweet Holdings, LLC (“BBX Sweet Holdings”), and Renin Holdings, LLC (“Renin”). BBX Capital and its subsidiaries are presented as discontinued operations in the Company’s financial statements. Subsequent to the spin-off, BVH’s operating expenses, excluding the interest on the debt described below, are limited to executive compensation and public company costs, which in the aggregate are expected to be approximately $2.0 million annually.

In connection with the spin-off, the Company’s name was changed from BBX Capital Corporation to Bluegreen Vacations Holding Corporation. In connection with the spin-off the Company also issued a $75.0 million note payable to BBX Capital that accrues interest at a rate of 6% per annum and requires payments of interest on a quarterly basis. Under the terms of the note, the Company has the option in its discretion to defer interest payments under the note, with interest on the entire outstanding balance thereafter to accrue at a cumulative, compounded rate of 8% per annum until such time as the Company is current on all accrued payments under the note, including deferred interest. All outstanding amounts under the note will become due and payable in five years or earlier upon certain other events.

COVID-19 Pandemic

The COVID-19 pandemic has had, and is expected to continue to have, an adverse impact on Bluegreen’s business and, in turn, the Company’s results and financial condition due to its disruption of the U.S. economy and, in particular, the travel, hospitality and vacation ownership industries. See “Impact of the COVID-19 Pandemic” below for additional information regarding the impact of the pandemic on Bluegreen’s business and certain measures taken by Bluegreen in response thereto.

Reverse Stock Split

In July 2020, the Company effected a one-for-five reverse split of its Class A Common Stock and Class B Common Stock. The share and per share amounts have been retroactively adjusted to reflect the one-for-five reverse stock split as if it had occurred as of the earliest period presented.

Our Business

As a result of the previously disclosed spin-off of the Company’s other businesses and investments on September 30, 2020 (which are now reported as discontinued operations), the Company is a “pure” holding company whose primary asset is its ownership of approximately 93% of the outstanding common stock of Bluegreen, a leading vacation ownership company that markets and sells vacation ownership interests (“VOIs”) and manages resorts in popular leisure and urban destinations.

Bluegreen is a leading vacation ownership company that markets and sells VOIs and manages resorts in popular leisure and urban destinations. Bluegreen’s resort network includes 45 Club Resorts (resorts in which owners in the Bluegreen Vacation Club (“Vacation Club”) have the right to use most of the units in connection with their VOI ownership) and 23 Club Associate Resorts (resorts in which owners in its Vacation Club have the right to use only a limited number of units in connection with their VOI ownership). Bluegreen’s Club Resorts and Club Associate Resorts are primarily located in high-volume, “drive-to” vacation locations, including Orlando, Las Vegas, Myrtle Beach, Charleston and New Orleans, among others. Through Bluegreen’s points-based system, the approximately 218,000 owners in Bluegreen’s Vacation Club have the flexibility to stay at units available at any of Bluegreen’s resorts and have access to nearly 11,300 other hotels and resorts through partnerships and exchange networks. Bluegreen has a robust sales and marketing platform supported by marketing relationships with nationally-recognized consumer brands, such as Bass Pro and Choice Hotels. These marketing relationships are intended to drive sales within Bluegreen’s core demographic, which is described below.

Prior to 2009, Bluegreen’s vacation ownership business consisted solely of the sale of VOIs in resorts that Bluegreen had developed or acquired (“developed VOI sales”). While Bluegreen continues to conduct such sales and development activities, Bluegreen also derives a significant portion of its revenue from its capital-light business model, with the goal of utilizing its expertise and infrastructure to generate both VOI sales and recurring revenue from third parties without the significant capital investment generally associated with the development and acquisition of resorts. Bluegreen’s capital-light business activities include sales of VOIs owned by third-party developers pursuant to which Bluegreen is paid a commission (“fee-based sales”) and sales of VOIs that it purchases under just-in-time (“JIT”) arrangements with third-party developers or from secondary market sources. In addition, Bluegreen provides resorts and resort developers with other fee-based services, including resort management, mortgage servicing, title services and construction management. Bluegreen also offer financing to qualified VOI purchasers, which generates significant interest income.

(1)Excludes “Other Income, Net”.

Bluegreen’s Vacation Club has grown from approximately 170,000 owners as of December 31, 2012 to approximately 218,000 owners as of December 31, 2020. The typical Vacation Club owner is 48 years old and has an average annual household income of approximately $81,000. According to U.S. census data, households with an annual income of $50,000 to $100,000 represents approximately 29% of the total population. Bluegreen believes its ability to effectively scale the transaction size to suit its customer, as well as their high-quality, conveniently-located, “drive-to” resorts are key to attracting their core target demographic.

Products

Vacation Ownership Interests

Since entering the vacation ownership industry in 1994, Bluegreen has generated over 733,000 VOI sales transactions, including over 181,000 fee-based sales transactions. Bluegreen’s Vacation Club owners receive an annual or biennial allotment of “points” in perpetuity (supported by an underlying deeded VOI held in trust for the owner) that may be used to stay at any of Bluegreen’s 45 Club Resorts and 23 Club Associate Resorts. Vacation Club owners can use their points to stay in resorts for varying lengths of time, starting at a minimum of two nights. The number of points required for a stay at a resort depends on a variety of factors, including resort location, size of the unit, vacation season and the days of the week. Under this system, Vacation Club owners can select vacations according to their schedules, space needs and available points. Subject to certain restrictions and fees, Vacation Club owners are typically allowed to carry over any unused points for one year and to “borrow” points from the next year.

Each of Bluegreen’s Club Resorts and Club Associate Resorts is managed by an HOA, which is governed by a board of directors or trustees. The board hires a management company to which it delegates many of the rights and responsibilities of the HOA, including landscaping, security, housekeeping, garbage collection, utilities, insurance procurement, laundry and repairs and maintenance. Vacation Club owners pay annual maintenance fees which cover the costs of operating all of the resorts in the Vacation Club system, including fees for real estate taxes and reserves for capital improvements. If a Vacation Club owner does not pay such charges, his or her use rights may be suspended and ultimately terminated, subject to the applicable lender’s first mortgage lien, if any, on such owner’s VOI. Bluegreen provides management services to 49 resorts and the Vacation Club through contractual arrangements with HOAs. Bluegreen has a 100% renewal rate on management contracts from Bluegreen’s Club Resorts.

Bluegreen’s Vacation Club’s points-based platform offers owners significant flexibility. As reflected in the chart below, basic Vacation Club ownership entitles owners to use their points to stay at any of its 45 Club Resorts and 23 Club Associate Resorts, as well as to access more than 4,200 resorts available through the Resort Condominiums

International, LLC (“RCI”) exchange network. For a nominal annual fee and transaction fees, Vacation Club owners can join and utilize their Traveler Plus program, which enables them to use their points to access an additional 44 direct exchange resorts, and other vacation experiences. Vacation Club owners can convert their Vacation Club points into Choice Privileges points, which can be used for stays in Choice Hotels’ properties. In addition, Traveler Plus members can directly use their Vacation Club points for stays in Choice Hotels’ Ascend Hotel Collection properties, a network of historic and boutique hotels located in the United States, Canada, Europe, Australia and Latin America. Overall, there are more than 7,100 hotels in the Choice Hotels network, located in over 40 countries and territories, and Choice Hotels’ brands include the Ascend Hotel Collection, Comfort Inn, Comfort Suites, Quality, Sleep Inn, Clarion, Clarion Pointe, Cambria Hotels and Suites, MainStay Suites, Suburban Extended Stay Hotel, Econo Lodge, Rodeway Inn, WoodSpring Suites and Everhome Suites. Bluegreen continuously seek new ways to provide value to its Vacation Club owners, including enhanced product offerings, new resort locations, broader vacation experiences and further technological innovation, all of which are designed to increase guest satisfaction.

Approximately 64% of Vacation Club owners were enrolled in Traveler Plus as of December 31, 2020. During the year ended December 31, 2020, approximately 4% of Vacation Club owners utilized the RCI exchange network. Historically, the owner utilization of RCI has been between 4% and 7%.

Vacation Club Resort Locations

As shown in the map below, Bluegreen’s Vacation Club resorts are primarily located on the U.S. East Coast and Midwest. The 44 direct-exchange resorts available to Traveler Plus members are concentrated along the West Coast and Hawaii. Bluegreen believes that, together, this provides a broad geographic offering of resorts available to its Vacation Club owners.

WA
OR
CA
NV
ID
MT
WY
UT
AZ
CO
NM
ND
SD
NE
KS
OK
TX
MN
IA
MO
AR
LA
WI
IL
MS
MI
IN
KY
TN
AL
OH
GA
FL
SC
NC
VA
WV
PA
MD
DE
NJ
NY
VT
NH
ME
MA
CT
Percent of Owner Population by State
6–9%
4–5%
2–3%
< 2%
Bluegreen Club Resorts (42)
Bluegreen Club Resorts - Big Cedar JV (3)
Club Associate Resorts (23)
Kauai
Niihau
Oahu
Molokai
Lanai
Maui
Hawaii
ARUBA

Vacation Club resorts are primarily “drive-to” resort destinations as approximately 88% of Bluegreen’s Vacation Club owners live within a four-hour drive of at least one resort. Bluegreen resorts are generally located in popular vacation destinations, such as Florida, South Carolina, North Carolina, Tennessee, Virginia, Texas, Louisiana, and Nevada, and represent a diverse mix of resort and urban destinations, allowing Vacation Club owners the ability to customize their vacation experience. In addition, Bluegreen offers its Vacation Club owners access to Aruba.

Bluegreen’s resort network also offers a diverse mix of experiences and accommodations. Unlike some of Bluegreen’s competitors that maintain static brand design standards across resorts and geographies, Bluegreen seeks to design resorts that capture the uniqueness of a particular location. The goal of Bluegreen’s resorts is to offer an authentic experience and connection to the resorts’ unique and varied locations.

Bluegreen resorts typically feature condominium-style accommodations with amenities such as fully equipped kitchens, entertainment centers and in-room laundry appliances. Many resorts feature a clubhouse (including a pool, game room, lounge), hotel-type staff and concierge services.

Bluegreen also owns a 51% interest in Bluegreen/Big Cedar Vacations, which develops, markets and sells VOIs at three premier wilderness-themed resorts adjacent to Table Rock Lake near Branson, Missouri: The Bluegreen Wilderness Club at Big Cedar, The Cliffs at Long Creek and Paradise Point. The remaining 49% interest in Bluegreen/Big Cedar Vacations is held by Big Cedar, LLC (“BC LLC”), an affiliate of Bass Pro. As a result of Bluegreen’s controlling interest in Bluegreen/Big Cedar Vacations, the Company’s consolidated financial statements include the results of operations and financial condition of Bluegreen/Big Cedar Vacations.

Vacation Club Resorts

	Club Resorts	Location	Total units (1)	Managed by Bluegreen (2)	Fee-Based or JIT sales (3)	Sales center (6)
1	Cibola Vista Resort and Spa	Peoria, Arizona	343	✓	✓	✓
2	La Cabana Beach Resort & Casino(4)	Oranjestad, Aruba	449
3	The Club at Big Bear Village	Big Bear Lake, California	38	✓	✓
4	The Innsbruck Aspen	Aspen, Colorado	17	✓
5	Via Roma Beach Resort	Bradenton Beach, Florida	28	✓
6	Daytona SeaBreeze	Daytona Beach Shores, Florida	78	✓		✓
7	Resort Sixty-Six	Holmes Beach, Florida	28	✓
8	The Hammocks at Marathon	Marathon, Florida	58	✓
9	The Fountains, Lake Eve and Oasis Lakes	Orlando, Florida	842	✓	✓	✓
10	Orlando’s Sunshine Resort I & II	Orlando, Florida	84	✓
11	Casa del Mar Beach Resort	Ormond Beach, Florida	118	✓
12	Grande Villas at World Golf Village & The Resort at World Golf Village	St. Augustine, Florida	214	✓		✓
13	Bluegreen at Tradewinds	St. Pete Beach, Florida	160	✓	✓	✓
14	Solara Surfside	Surfside, Florida	60	✓
15	Studio Homes at Ellis Square	Savannah, Georgia	28	✓	✓	✓
16	The Hotel Blake	Chicago, Illinois	160	✓	✓	✓
17	Bluegreen Club La Pension	New Orleans, Louisiana	64	✓		(7)
18	Marquee	New Orleans, Louisiana	94	✓	✓	✓
19	The Soundings Seaside Resort	Dennis Port, Massachusetts	69	✓	✓
20	Mountain Run at Boyne & Hemlock	Boyne Falls, Michigan	205	✓		✓
21	The Falls Village	Branson, Missouri	293	✓		✓
22	Paradise Point Resort(5)	Hollister, Missouri	150	✓
23	Bluegreen Wilderness Club at Big Cedar(5)	Ridgedale, Missouri	433	✓		✓
24	The Cliffs at Long Creek(5)	Ridgedale, Missouri	106	✓
25	Bluegreen Club 36	Las Vegas, Nevada	476	✓		✓
26	South Mountain Resort	Lincoln, New Hampshire	116	✓	✓	✓
27	Blue Ridge Village I,II and III	Banner Elk, North Carolina	132	✓
28	Club Lodges at Trillium	Cashiers, North Carolina	54	✓	✓
29	The Suites at Hershey	Hershey, Pennsylvania	78	✓
30	The Lodge Alley Inn	Charleston, South Carolina	90	✓		✓
31	King 583	Charleston, South Carolina	50	✓	✓
32	Carolina Grande	Myrtle Beach, South Carolina	118	✓		✓
33	Harbour Lights	Myrtle Beach, South Carolina	324	✓		✓
34	Horizon at 77th	Myrtle Beach, South Carolina	88	✓	✓
35	SeaGlass Tower	Myrtle Beach, South Carolina	136	✓
36	Shore Crest Vacation Villas I & II	North Myrtle Beach, South Carolina	240	✓		✓
37	MountainLoft I & II	Gatlinburg, Tennessee	394	✓		✓
38	Laurel Crest	Pigeon Forge, Tennessee	298	✓		✓
39	Eilan Hotel and Spa	San Antonio, Texas	163	✓		✓
40	Shenandoah Crossing	Gordonsville, Virginia	136	✓		✓
41	Bluegreen Wilderness Traveler at Shenandoah	Gordonsville, Virginia	146	✓
42	BG Patrick Henry Square	Williamsburg, Virginia	130	✓	✓	✓
43	Parkside Williamsburg Resort	Williamsburg, Virginia	107	✓	✓
44	Bluegreen Odyssey Dells & Pirate's Lodge	Wisconsin Dells, Wisconsin	92	✓
45	Christmas Mountain Village	Wisconsin Dells, Wisconsin	381	✓		✓
		Total Units	7,868

	Club Associate Resorts	Location	Managed by Bluegreen (2)	Fee-Based or JIT sales (3)
1	Paradise Isle Resort	Gulf Shores, Alabama
2	Shoreline Towers Resort	Gulf Shores, Alabama
3	Dolphin Beach Club	Daytona Beach Shores, Florida	✓
4	Fantasy Island Resort II	Daytona Beach Shores, Florida	✓
5	Mariner’s Boathouse and Beach Resort	Fort Myers Beach, Florida
6	Tropical Sands Resort	Fort Myers Beach, Florida
7	Windward Passage Resort	Fort Myers Beach, Florida
8	Gulfstream Manor	Gulfstream, Florida	✓
9	Outrigger Beach Club	Ormond Beach, Florida
10	Landmark Holiday Beach Resort	Panama City Beach, Florida
11	Ocean Towers Beach Club	Panama City Beach, Florida
12	Panama City Resort & Club	Panama City Beach, Florida
13	Surfrider Beach Club	Sanibel Island, Florida
14	Petit Crest Villas and Golf Club Villas at Big Canoe	Marble Hill, Georgia
15	Pono Kai Resort	Kapaa (Kauai), Hawaii
16	The Breakers	Dennis Port, Massachussetts	✓	✓
17	Lake Condominiums at Big Sky	Big Sky, Montana
18	Foxrun Townhouses	Lake Lure, North Carolina
19	Sandcastle Village II	New Bern, North Carolina
20	Waterwood Townhouses	New Bern, North Carolina
21	Bluegreen at Atlantic Palace	Atlantic City, New Jersey
22	The Manhattan Club	New York, New York
23	Players Club	Hilton Head Island, South Carolina

(1)Represents the total number of units at the Club Resort. Owners in the Vacation Club have the right to use most of the units at each Club Resort in connection with Bluegreen’s VOI ownership.

(2)Resorts managed by Bluegreen Resorts Management, Inc., Bluegreen’s wholly-owned subsidiary (“Bluegreen Resorts Management”).

(3)These resorts, or a portion thereof, were developed by third-parties, and Bluegreen has arrangements to sell VOIs on behalf of the developer or acquire such VOIs as part of its capital-light business strategy.

(4)This resort is managed by Casa Grande Cooperative Association I, which has contracted with Bluegreen Resorts Management to provide management consulting services to the resort. The services provided by Bluegreen Resorts Management to this resort pursuant to such agreement are similar in nature to, but less extensive than, the services provided by Bluegreen or its subsidiaries to the other resorts listed in the table as “Managed by Bluegreen.”

(5)This resort is developed, marketed and sold by Bluegreen/Big Cedar Vacations.

(6)In addition to the sales centers identified in the table, Bluegreen also operates a sales center in Memphis, Tennessee.

(7)Due to local restrictions resulting from the COVID-19 pandemic, this sales center was consolidated with the Marquee sales center, which is close in proximity to Bluegreen Club La Pension sales center.

Marketing and Sale of Inventory

VOI sales are typically generated by attracting prospective customers to tour a resort and attend a sales presentation. Bluegreen’s sales and marketing platforms utilize a variety of methods to attract prospective customers, drive tour flow and sell VOIs in its Vacation Club. Bluegreen primarily utilizes marketing alliances with nationally-recognized brands, which provide access to venues which target consumers generally matching Bluegreen’s core demographic. In addition, sales prospects are sourced through programs which generate leads at high-traffic venues and in high-density tourist locations and events, as well as through telemarketing and referrals from existing owners and other guests at Bluegreen’s properties.

Many of Bluegreen’s marketing programs intended to attract new customers involve the sale of a discounted vacation package that typically includes a two to three night stay in close proximity to one of Bluegreen’s resort sales offices and requires participation in a sales presentation (a sales tour). Vacation packages are typically sold either in retail brick and mortar establishments, such as Bass Pro and Cabela’s stores and malls, through Bluegreen’s call transfer program with Choice, or via telemarketing. During the year ended December 31, 2020, Bluegreen sold approximately 132,000 vacation packages and 19% of its VOI sales were made to customers who had previously purchased a vacation package and attended a sales presentation. As of December 31, 2020, Bluegreen had a pipeline of over 121,000 vacation packages sold to prospective new customers. In addition, Bluegreen had pipeline of nearly 15,000 of vacation packages that were purchased by customers who already toured and indicated that they intend to tour again.

While in the past historical performance provided a basis for estimating VOI sales based on packages sold, as a result of the COVID-19 pandemic, this has not been the case as purchasers of packages have not traveled to the same extent as they did previously pre-pandemic.

Bluegreen Vacations Unlimited (“BVU”), Bluegreen’s wholly-owned subsidiary, has an exclusive marketing agreement with Bass Pro, a nationally-recognized retailer of fishing, marine, hunting, camping and sports gear, that provides them with the right to market and sell vacation packages at kiosks in Bass Pro’s and Cabela’s retail locations and through other means. Bluegreen believes that Bass Pro has a loyal customer base that strongly matches Bluegreen’s core demographic.

During the years ended December 31, 2020, 2019, and 2018, VOI sales to prospects and leads generated by the agreement with Bass Pro accounted for approximately 12%, 13% and 14%, respectively, of Bluegreen’s VOI sales volume. As of December 31, 2019, Bluegreen had sales and marketing operations at a total of 83 Bass Pro and Cabela’s Stores. In March 2020 as a result of the COVID-19 pandemic, Bluegreen temporarily closed its retail marketing operations at Bass Pro and Cabela’s stores. Beginning in mid-May 2020, Bluegreen started the process of recommencing its sales and marketing operations and by December 31, 2020, Bluegreen was operating marketing kiosks in a total of 98 Bass Pro and Cabela’s stores.

Bluegreen also has an exclusive strategic relationship with Choice Hotels that involves several areas of Bluegreen’s business, including a sales and marketing alliance that enables Bluegreen to leverage Choice Hotels’ brands, customer relationships and marketing channels to sell vacation packages. Vacation packages are sold through customer reservation calls transferred to Bluegreen from Choice Hotels and through outbound telemarketing methods utilizing Choice Hotels customer database. Bluegreen’s strategic relationship with Choice Hotels began in 2013 and was extended in August 2017 for a 15 year term, with an additional 15-year renewal term thereafter unless either party elects not to renew the arrangement.

Bluegreen believes that its diverse strategic marketing alliances (including those with Bass Pro, Choice Hotels and other retail operators and entertainment providers) provides a potential strategic advantage over certain of its competitors that rely primarily on relationships with their affiliated hotel brands to drive lead generation and new owner growth. Bluegreen’s goal is to identify marketing partners with brands that attract Bluegreen’s targeted owner demographic and to build successful marketing relationships with those partners. In addition to the programs described above, Bluegreen may also engage in other local and national marketing programs from time to time.

In addition to sales to new customers, Bluegreen also seeks to sell additional VOI points to its existing Vacation Club owners. These sales generally have lower marketing costs and result in higher operating margins than sales generated through other marketing channels. During the years ended December 31, 2020, 2019, and 2018, sales to existing Vacation Club owners accounted for 64%, 55% and 52%, respectively, of Bluegreen’s system-wide sales of VOIs. Bluegreen targets a balanced mix of new customer and existing Vacation Club owner sales to support its goal of sustainable long-term growth. Bluegreen believes that the variety of its marketing relationships has historically facilitated a healthy mix of new owner sales vs. existing owner sales that compare favorably to its competitors.

Bluegreen operates 24 sales offices, typically located adjacent to Bluegreen’s resorts and staffed with sales representatives and sales managers. As of December 31, 2020, Bluegreen had over 2,400 employees dedicated to VOI sales and marketing. Bluegreen typically utilizes a uniform sales process and offers ongoing training for its sales personnel with the goal of maintaining strict quality control policies. During the year ended December 31, 2020, 97% of Bluegreen sales were generated from 20 of Bluegreen’s sales offices which focus on both new customer and existing Vacation Club owner sales. Bluegreen’s remaining 4 sales offices are primarily focused on sales to existing Vacation Club owners staying at the respective resort. Bluegreen also utilize its telesales operations to sell additional VOIs to Vacation Club owners.

Flexible Business Model

Bluegreen’s business model is designed to give it potential flexibility to capitalize on opportunities and adapt to changing market environments. Bluegreen has the ability to adjust its targeted mix of capital-light vs. developed VOI sales, sales to new customers vs. existing Vacation Club owners, and cash vs. financed sales. While Bluegreen may pursue opportunities that impact its short-term results, the long-term goal is to achieve sustained growth while maximizing earnings and cash flow.

Note: Cash sales represent the portion of Bluegreen’s system-wide sales of VOIs that is received from the customer in cash within 30 days of purchase.

VOI Sales Mix

Bluegreen VOI sales include:

•Developed VOI sales, or sales of VOIs in resorts that it develops or acquires (excluding inventory acquired pursuant to JIT and secondary market arrangements);

•Fee-based sales of VOIs owned by third-party developers pursuant to which Bluegreen is paid a commission;

•JIT sales of VOIs Bluegreen acquires from third-party developers in close proximity to when it intends to sell such VOIs; and

•Secondary market sales of VOIs Bluegreen acquires from HOAs or other owners.

During 2020, sales of VOIs were comprised of the following:

Developed VOI Sales

Developed VOI sales are sales of VOIs in resorts that Bluegreen has developed or acquired (excluding inventory acquired pursuant to JIT and secondary market arrangements). During the year ended December 31, 2020, developed VOI sales accounted for 33% of Bluegreen’s system-wide sales of VOIs. Bluegreen holds the notes receivable originated in connection with developed VOI sales. Bluegreen also typically holds the HOA management contract associated with these resorts.

Fee-Based Sales

Bluegreen offers sales and marketing services to third-party developers for a commission. Under these fee-based sales arrangements, which are typically entered into on a non-committed basis, Bluegreen sells the third-party developers’ VOIs as Vacation Club interests through Bluegreen’s sales and marketing platform. Bluegreen also provides third-party developers with administrative services, periodic reporting and analytics through Bluegreen’s proprietary software platform. Bluegreen seeks to structure the fee for these services to cover selling and marketing costs, plus an operating profit. Historically Bluegreen has targeted a commission rate of 65% to 75% of the VOI sales price. Fee-Based Sales comprised 37% of system-wide sales of VOIs during the year ended December 31, 2020. Notes receivable originated in connection with fee-based sales are held by the third-party developer and, in certain cases, are serviced by Bluegreen for an additional fee. In connection with fee-based sales, Bluegreen is not at risk for development financing and has no capital requirements, thereby increasing return on invested capital, or ROIC. Bluegreen also typically holds the HOA management contract associated with these resorts.

Just-In-Time (JIT) VOI Sales

Bluegreen enters into JIT inventory acquisition agreements with third-party developers that allows Bluegreen to buy VOI inventory in close proximity to when it intends to sell such VOIs. While Bluegreen typically enters into such arrangements on a non-committed basis, Bluegreen may engage in committed arrangements under certain circumstances. Similar to fee-based sales, JIT sales does not expose Bluegreen to risk for development financing. However, unlike fee-based sales, Bluegreen holds the consumer finance receivables originated in connection with JIT sales. While JIT sales accounted for only 7% of system-wide sales of VOIs for the year ended December 31, 2020, JIT arrangements are often entered into in connection with fee-based sales arrangements. In general, acquisition of VOI inventory through JIT segments are at a higher cost compared to developed VOIs of secondary market sources. Bluegreen also typically hold the HOA management contract associated with these resorts.

Secondary Market VOI Sales

Bluegreen acquires VOI inventory from HOAs and other owners generally on a non-committed basis. These VOIs are typically obtained by the applicable HOA through foreclosure or termination in connection with HOA maintenance fee defaults or charities from which a consumer has donated their VOI. In these cases, Bluegreen generally purchases VOIs from secondary market sources at a significant discount to retail price. During the year ended December 31, 2020, secondary market sales accounted for 23% of Bluegreen’s system-wide sales of VOIs.

Future VOI Sales

The retail value of Bluegreen completed VOI inventory increases or decreases from period to period due to the acquisition of inventory through JIT and secondary market arrangements, development of new VOI units, reacquisition of VOIs through notes receivable defaults and changes to sales prices and completed sales. As of December 31, 2020 and 2019, Bluegreen owned completed VOI inventory (excluding units not currently being marketed as VOIs, such as model units) and had access to additional completed VOI inventory through fee-based and JIT arrangements having a retail sales value as follows (dollars are in thousands and represent the then-estimated retail sales value):

	As of December 31,
Inventory Source	2020	2019
Owned completed VOI inventory	$1,111,277	$1,115,822
Inventory accessible through fee-based
and JIT arrangements	293,056	312,816
Total	$1,404,333	$1,428,638

Based on current estimates and expectations, Bluegreen believes this inventory, combined with inventory being developed by Bluegreen or its third-party developer clients, and inventory that it may reacquire in connection with mortgage and maintenance fee defaults, can support its VOI sales at its current levels for approximately four years. Bluegreen maintains relationships with numerous third-party developers and expects additional fee-based and JIT relationships to continue to provide VOI inventory to support its sales efforts. In addition, Bluegreen is focused on strategically expanding its inventory through development at certain of its resorts over the next several years. Bluegreen intends to continue to strategically evaluate opportunities to develop or acquire VOI inventory in key strategic markets where it identifies growing demand and where Bluegreen currently has or expects to have a significant marketing and sales networks.

During the years ended December 31, 2020 and 2019, the estimated retail sales value and cash purchase price of the VOIs Bluegreen acquired through secondary market arrangements were as follows (dollars in thousands):

	Year Ended December 31,
	2020	2019
Estimated retail sales value	$103,134	$228,632
Cash purchase price	$4,558	$15,962

Active development activities consist primarily of additional VOI units being developed at The Cliffs at Long Creek and The Bluegreen Wilderness Club at Big Cedar in Ridgedale, Missouri.

Management and Other Fee-Based Services

Bluegreen earns recurring management fees for providing services to HOAs. These management services include oversight of housekeeping services, maintenance and certain accounting and administrative functions. Bluegreen believes its management contracts yield highly predictable cash flows that do not have the traditional risks associated with hotel management contracts that are linked to daily rate or occupancy. Bluegreen’s management contracts are typically structured as “cost-plus” management fees, pursuant to which it generally earns fees equal to 10% to 12% of the costs to operate the applicable resort. These agreements generally have an initial term of three years with automatic one year renewals. As of December 31, 2020, Bluegreen provided management services to 49 resorts. Bluegreen also earns recurring management fees for providing services to the Vacation Club. These services include managing the reservation system and providing owner billing and collection services. Bluegreen’s management contract with the Vacation Club currently provides for reimbursement of its costs plus a fee equal to $10 per VOI owner. Bluegreen may seek to expand its management services business, including to provide hospitality management services to hotels for third parties.

In addition to HOA and club management services, Bluegreen also provides other fee-based services that produce revenue without the significant capital investment generally associated with the development and acquisition of resorts. These services include title and escrow services for fees in connection with the closing of VOI sales, servicing notes receivable held by third parties (typically a fee equal to 1.5% of the principal balance of the serviced portfolio), and construction management services for third-party developers (typically fees equal to 4% of the cost of construction of the project). Bluegreen also receives revenue from retail and food and beverage operations at certain resorts.

Customer Financing

Bluegreen generally offers qualified purchasers financing for up to 90% of the purchase price of VOIs. The typical financing provides for a term of ten years and a fixed interest rate that is determined by the FICO score of the borrower and the amount of the down payment and existing ownership, is fully amortizing in equal installments, and may be prepaid without penalty. Purchasers may receive an additional 1% discount on the interest rate by participating in Bluegreen’s pre-authorized payment plan. As of December 31, 2020, approximately 92% of Bluegreen serviced VOI notes receivable participated in its pre-authorized payment plan. During the year ended December 31, 2020, the weighted-average interest rate on Bluegreen’s VOI notes receivable was 15.0%.

VOI purchasers are generally required to make a down payment of at least 10% of the sales price. As part of Bluegreen’s efforts to manage operating cash flows, it currently incentivizes its sales associates to encourage cash sales and higher down payments on financed sales, with a target of 40-45% of the VOI sales price collected in cash. Bluegreen also promotes a point-of-sale credit card program sponsored by a third-party financial institution. As a result of these efforts, Bluegreen has increased both the percentage of sales that are fully paid in cash and the average down payment on financed sales as compared to historical levels. Including down payments received on financed sales, approximately 42% of Bluegreen’s system-wide sales of VOIs during the year ended December 31, 2020 were paid in cash within approximately 30 days from the contract date.

See “Sales/Financing of Receivables” below for additional information regarding Bluegreen’s receivable financing activities.

Loan Underwriting

Bluegreen generally does not originate financing to customers with FICO scores below 575. However, Bluegreen may provide financing to customers with no FICO score if the customer makes a minimum down payment of 20%. For loans made during 2020, the borrowers’ weighted-average FICO score after a 30-day, “same as cash” period from the point of sale was 725. Further information is set forth in the following table:

FICO Score	Percentage of originated and serviced VOI receivables
No Score (1)	1.0%
<600	2.0%
600 - 699	32.0%
700+	65.0%

(1)Financing to customers for which the obligor did not have a FICO score.

Collection Policies

Financed VOI sales originated by Bluegreen typically utilize a note and mortgage. Collection efforts related to these VOI loans are managed by Bluegreen. Collectors are incentivized through a performance-based compensation program.

Bluegreen generally pursues collection efforts with respect to Vacation Club owners with outstanding loans secured by their VOI by mail, telephone and email (as early as 10 days past due). At 30 days past due, Bluegreen mails a collection letter to the owner if a U.S. resident advising that if the loan is not brought current, the delinquency will be reported to a credit reporting agency. At 60 days past due, Bluegreen mails a letter to the owner advising that he or she may be prohibited from making future reservations for lodging at a resort. At 90 days past due, Bluegreen stops the accrual of, and reverse previously accrued but unpaid, interest on the note receivable and typically mail a notice informing the owner that unless the delinquency is cured within 30 days, Bluegreen may terminate the underlying VOI ownership. If an owner fails to bring the account current within the given timeframe, the loan is typically defaulted and the owner’s VOI is terminated. In that case, Bluegreen mails a final letter, typically at approximately 127 days past due, notifying the owner of the loan default and the termination of his or her beneficial interest in the VOI property. Thereafter, Bluegreen may seek to resell the VOI to a new purchaser. In certain cases, at its discretion, Bluegreen may not default the loan and terminate the underlying VOI, in which case the loan would remain delinquent.

Allowance for Loan Losses

Bluegreen estimates uncollectible VOI notes receivable based on historical amounts for similar VOI notes receivable and does not consider the value of the underlying collateral. Bluegreen holds large pools of homogeneous VOI notes receivable and assesses uncollectibility based on pools of receivables as Bluegreen does not believe there are significant concentrations of credit risk with any individual counterparty or groups of counterparties. In estimating future loan losses, management does not use a single primary indicator of credit quality, but instead evaluates Bluegreen’s VOI notes receivable based upon a combination of factors, including a static pool analysis that incorporates the aging of the respective receivables, default trends, and prepayment rates by origination year, as well as the FICO scores of borrowers.

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

Sales/Financing of Receivables

Bluegreen’s ability to sell or borrow against its VOI notes receivable has historically been an important factor in meeting its liquidity requirements. The vacation ownership business generally involves sales where a buyer is only required to pay 10% of the purchase price up front, while at the same time selling and marketing expenses related to such sales are primarily cash expenses that exceed the down payment amount. For the year ended December 31, 2020, Bluegreen’s sales and marketing expenses totaled approximately 59% of system-wide sales of VOIs. Accordingly, having facilities for the sale or hypothecation of VOI notes receivable, along with periodic term securitization transactions, has been a critical factor in meeting Bluegreen’s short and long-term cash needs. There are no assurances that sales, hypothecation or securitization of VOIs will be available to Bluegreen in the future at acceptable terms or at all. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information about Bluegreen’s VOI notes receivable purchase facilities and term securitizations.

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

Bluegreen’s Core Operating and Growth Strategies

Grow VOI sales

Bluegreen’s goal is to utilize its sales and marketing platform to achieve VOI sales growth through the expansion of existing alliances, continued development of new marketing programs and additional VOI sales to Bluegreen’s existing Vacation Club owners. Bluegreen believes there are a number of opportunities within its existing marketing alliances to drive future growth, including the potential expansion of its marketing efforts with Bass Pro. In addition, through Bluegreen’s agreement with Choice Hotels, Bluegreen plans to enhance its marketing program through Choice Hotels’ call-transfer programs. In addition to existing programs, Bluegreen hopes to utilize its sales and marketing expertise to identify unique marketing relationships with nationally-recognized brands that resonate with its core demographic. Bluegreen will also continue to actively seek to sell additional VOI points to its existing Vacation Club owners, which typically involve significantly lower marketing costs and have higher conversion rates compared to sales to new customers. Bluegreen’s goal continues to be to expand and update its sales offices to more effectively convert tours generated by its marketing programs into sales. To this end Bluegreen has focused on identifying high traffic resorts where it believes increased investment in sales office infrastructure will yield strong sales results.

Continue to enhance Bluegreen’s Vacation Club experience

Bluegreen believes its Vacation Club offers owners exceptional value. Bluegreen’s Vacation Club offers owners access to its 45 Club Resorts and 23 Club Associate Resorts in popular vacation destinations, as well as access to nearly 11,300 other hotels and resorts and other vacation experiences, through partnerships and exchange networks. Bluegreen continues to seek to add value and flexibility to its Vacation Club membership and enhance the vacation experience of its Vacation Club owners, including through the addition of new destinations, the expansion of its exchange programs and the addition of new partnerships offering increased vacation options. Bluegreen also continuously seeks to improve its technology, including websites and applications, to enhance its Vacation Club owners’ experiences. Bluegreen believes its focus, combined with its high-quality customer service, will continue to enhance the Vacation Club experience, supporting Bluegreen’s objective to entice guests to vacation and drive sales to new owners and additional sales to existing Vacation Club owners.

Increase higher-margin, cash generating businesses

Bluegreen seeks to grow its ancillary businesses, including resort management, title services and loan servicing. Bluegreen believes these businesses can grow with little additional investment in infrastructure and potentially produce higher-margin revenue.

Increase sales and operating efficiencies across all customer touch-points

Bluegreen is actively seeking to improve its operational execution across all aspects of its business. Bluegreen’s sales and marketing platform utilizes a variety of screening methods and data-driven analyses intended to identify and attract high-quality prospects to its sales offices in an effort to increase volume per guest (“VPG”), an important measure of sales efficiency. Bluegreen intends to seek to leverage its size, infrastructure and expertise to increase its operating efficiency and profitability and hopes to gain further operational efficiencies by streamlining its support operations, such as call centers, customer service, administration and information technology.

Maintain operational flexibility while growing Bluegreen’s business

Bluegreen believes it has built a flexible business model that allows Bluegreen to capitalize on opportunities and adapt to changing market environments. Bluegreen intends to continue to pursue growth through what it believes to be an appropriate mix of capital-light sales vs. developed VOI sales, sales to new customers vs. sales to existing Vacation Club owners and cash sales vs. financed sales, all based on market factors, Bluegreen’s financial condition and operating needs, and other factors that Bluegreen’s management may deem relevant.

Pursue strategic transactions

As part of our growth strategy, the Company or Bluegreen may seek to acquire other VOI companies, resort assets, sales and marketing platforms, management companies and contracts, and other assets, properties and businesses, particularly where significant synergies and cost savings may be available. These acquisitions may be pursued directly or in partnership with third-party developers or others, including pursuant to arrangements where third-party developers purchase the resort assets and Bluegreen sells the VOIs in the acquired resort on a commission basis. The Company believes Bluegreen’s flexible sales and marketing platform may make these transactions possible in a variety of economic conditions.

Impact of the COVID-19 pandemic

Initial Impact and Response

The COVID-19 pandemic has resulted in an unprecedented disruption in the U.S. economy and the travel, hospitality and vacation ownership industries due to, among other things, resort closures, travel restrictions and restrictions on business operations, including government guidance and restrictions with respect to travel, public accommodations, social gatherings and related matters. The Company’s operations have been and continue to be adversely impacted by the pandemic. On March 23, 2020, Bluegreen temporarily closed all of its VOI sales centers, its retail marketing operations at Bass Pro Shops and Cabela’s stores and outlet malls, and its Choice Hotels call transfer program. In connection with these actions Bluegreen canceled existing owner reservations through May 15, 2020 and new prospect guest tours through June 30, 2020. Further, some of Bluegreen’s Club Resorts and Club Associate Resorts were closed in accordance with government mandates and advisories. Beginning in mid-May 2020, Bluegreen recommenced its sales and marketing operations and its closed resorts began to welcome guests as government mandates were lifted. By December 31, 2020, Bluegreen was operating marketing kiosks in a total of 98 Bass Pro and Cabela’s stores, Bluegreen had reactivated its Choice Hotels call transfer program, all of its resorts were open, and all but two of its VOI sales centers were open. However, there is no assurance that Bluegreen’s marketing operations at Bass Pro or Cabela’s stores, or its VOI sales centers will remain open, including in the event of an increase in COVID-19 cases. Additionally, reflecting the temporary cessation of marketing activities in the beginning months of COVID-19 pandemic in general, Bluegreen’s pipeline of vacation packages was 121,900 at December 31, 2020 compared to 169,300 at December 31, 2019. However, utilization of the packages has been significantly lower as purchasers have not traveled at the same pace as was traveled pre-pandemic. For more detailed information please see “Results of Operations” included in Part II – Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As a result of the effect of the pandemic, Bluegreen implemented steps to mitigate its costs beginning in March 2020, including reductions of over 1,700 positions and the placement of another approximate 3,200 of Bluegreen’s associates on temporary furlough or reduced work hours. As of December 31, 2020, approximately 3,200 associates had returned to work on a full-time basis for a total of approximately 4,600 full-time associates compared to approximately 5,900 full-time associates as of December 31, 2019. As a result of the effect of the COVID-19 pandemic, during the year ended December 31, 2020, Bluegreen incurred $5.0 million in severance and $14.3 million of payroll and payroll benefit expense relating to employees on temporary furlough or reduced work hours. These payments and expenses are included in selling, general and administrative expenses in the Company’s consolidated statements of operations and comprehensive income for the year ended December 31, 2020. While Bluegreen paid a special cash dividend of $1.19 per share during August 2020, it suspended the payment of regular quarterly cash dividends during the second quarter of 2020 and there is no assurance that Bluegreen will recommence paying regular dividends or pay additional special dividends in the future.

As a precautionary measure to provide additional liquidity if needed, in March 2020, Bluegreen drew down $60.0 million under its lines-of-credit and pledged or sold receivables under certain of its receivable backed facilities to increase its cash position. As of December 31, 2020, Bluegreen repaid the $60.0 million borrowed under Bluegreen’s lines-of-credit. Also, in June 2020, Bluegreen amended its Liberty Bank Facility to extend the advance period and maturity date, reduced the outstanding borrowings from $50.0 million to $40.0 million, decreased the advance rate from 85% for qualified conforming receivables to 80% effective September 2020 and, commencing July 1, 2020, changed the interest rate from the Prime Rate with a floor of 4.00% to the Prime Rate minus 0.10% with a floor of 3.40%. In September 2020, Bluegreen amended its NBA Receivables Facility to extend the advance period and maturity date, decreased the advance rate from 85% for qualified receivables to 80%, and changed the interest rate from one month LIBOR plus 2.75% (with an interest rate floor of 3.50%) to one month LIBOR plus 2.25% (with an interest rate floor of 3.00%). In October 2020, Bluegreen completed the 2020-A Term Securitization, a private offering and sale of approximately $131.0 million of investment-grade, VOI receivable backed notes (the “Notes”) at an overall blended interest rate of approximately 2.60%. The gross advance rate for this transaction was 88.0% and the Notes mature in February 2036. Proceeds from the 2020-A Term Securitization were used to paydown approximately $82.1 million owed on existing receivable-backed facilities, (thus creating additional availability on those facilities), to capitalize a reserve fund, to pay fees and expenses associated with the transaction, and for general corporate purposes. In December 2020, Bluegreen amended its Quorum Purchase Facility to extend the advance period from December 2020 to December 2022 and extend the maturity date from December 2032 to December 2034. Bluegreen continues to actively pursue additional credit facility capacity and capital market transactions. For more detailed information please see “Liquidity and Capital Resources” included in Part II – Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Bluegreen has historically provided financing to customers for a majority of its sales of VOIs, and accordingly, our results are subject to the risk of defaults by its customers. GAAP requires sales of VOIs are reduced by Bluegreen’s estimate of uncollectible VOI notes receivable. The COVID-19 pandemic has had a material adverse impact on unemployment in the United States and economic conditions in general and the impact may continue for some time. Bluegreen believes that the COVID-19 pandemic will continue to have an impact on the collectability of Bluegreen’s VOI notes receivable. Accordingly, the estimate of defaults for the 2021 year was increased by approximately $6.0 million, based on historical experience, forbearance requests received from customers, and other factors, including but not limited to, the seasoning of the notes receivable and FICO scores of the customers. The impact of the COVID-19 pandemic on Bluegreen’s default or delinquency rates as it is rapidly changing and highly uncertain.

The Coronavirus Aid, Relief, and Economic Securities Act (“CARES Act”) was signed into law on March 27, 2020 in response to the COVID-19 pandemic. As of December 31, 2020, the Company evaluated the income tax provisions of the CARES Act and determined they had no significant effect on the computation of the Company’s estimated effective tax rate for the year ended December 31, 2020. However, the Company has taken advantage of the deferral of the employer portion of the tax withholding amounts and the employee retention tax credits provided for in the CARES Act. During the year ended December 31, 2020, the Company recorded a tax withholding deferral of $8.7 million and employee retention tax credits of $7.1 million, which is included in selling, general and administrative expenses in its consolidated statements of operations and comprehensive income for the year ended December 31, 2020.

Continued Impact of COVID-19 on our Business

Bluegreen continues to experience lower travel rates especially to high traffic destinations such as Orlando and Las Vegas. The occupancy rates at resorts with sales centers during the fourth quarter of 2020 was approximately 71% as compared to 80% during the fourth quarter of 2019. This trend of reduced travel was also reflected in utilization of vacation packages especially for those vacation packages sold prior to the COVID-19 pandemic.

Industry Overview

The vacation ownership, or timeshare, industry is a growing segment of the global travel and tourism sector. By purchasing a VOI, the purchaser typically acquires either (i) a fee simple interest in a property (or collection of properties) providing annual usage rights at the owner’s home resort (where the owner’s VOI is deeded), or (ii) an annual or biennial allotment of points that can be redeemed for stays at properties included in the vacation ownership company’s resort network or for other vacation options available through exchange programs. Compared to hotel rooms, vacation ownership units typically offer more spacious floor plans and residential features, such as living rooms, fully equipped kitchens, laundry appliances and dining areas. Compared to owning a vacation home in its entirety, the key advantages of vacation ownership products typically include a lower up-front acquisition cost and annual expenses, resort-style features and services and, often, an established infrastructure to exchange usage rights for stays across multiple locations.

The vacation ownership industry was historically highly fragmented, with a large number of local and regional resort developers and operators having small resort portfolios of varying quality. Bluegreen believes that growth in the vacation ownership industry has been driven by increased interest from resort developers and globally-recognized lodging and entertainment brands, increased interest from consumers seeking flexible vacation options, continued product evolution and geographic expansion. Approximately 9.9 million families (approximately 7.7% of U.S. households) own at least one VOI.

The average VOI owner is 40 years old and married and 81% have either graduated from or attended college. VOI owners have an average household income of over $85,000.

Regulation

The vacation ownership and real estate industries are subject to extensive and complex governmental regulation and as a consequence, the Company and Bluegreen are subject to various federal, state, local, foreign, environmental, zoning, consumer protection and other laws, rules and regulations, including those regarding the acquisition, marketing and sale of VOIs, as well as various aspects of its financing operations. At the federal level, the Federal Trade Commission has taken an active regulatory role through the Federal Trade Commission Act, which prohibits unfair or deceptive acts or unfair competition in interstate commerce. In addition, many states have what are known as “Little FTC Acts” that apply to intrastate activity.

In addition to the laws applicable to Bluegreen customer financing and other operations discussed below, the Company and Bluegreen may be subject to the Fair Housing Act and various other federal laws, rules and regulations. Bluegreen is also subject to various foreign laws with respect to La Cabana Beach Resort and Casino in Oranjestad, Aruba and Blue Water Resort at Cable Beach in Nassau, Bahamas. The cost of complying with applicable laws and regulations may be significant and while efforts are in place to monitor compliance, those efforts may not at all times be successful. Any failure to comply with current or future applicable laws or regulations could have a material adverse effect on the Company and Bluegreen’s results and operations.

The vacation ownership product is subject to various regulatory requirements, including state and local approvals. In most states Bluegreen is required to file with the jurisdictions a detailed offering statement describing Bluegreen’s business and all material aspects of the project and sale of VOIs with the designated state authority. In addition, when required by state law, Bluegreen provides its VOI purchasers with a public offering disclosure statement that contains, among other items, detailed information about the VOI product and the purchaser’s rights and obligations as a VOI owner. Laws in each state where Bluegreen sells VOIs generally grant the purchaser of a VOI the right to cancel a purchase contract at any time within a specified rescission period following the earlier of the date the contract was signed or the date the purchaser received the last of the documents required to be provided by Bluegreen. Most states have other laws that regulate Bluegreen’s activities, which may include real estate licensure requirements, sellers of travel licensure requirements, anti-fraud laws, telemarketing laws, prize, gift and sweepstakes laws, and labor laws.

Under various federal, state and local laws, ordinances and regulations, the owner of real property is generally liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in, or emanating from, the property, as well as related costs of investigation and property damage. These laws often impose liability without regard to whether the property owner knew of the presence of such hazardous or toxic substances. The presence of these substances, or the failure to properly remediate these substances, may adversely affect a property owner’s ability to sell or lease a property or to borrow using the real property as collateral. Other federal and state laws require the removal or encapsulation of asbestos-containing material when such material is in poor condition or in the event of construction, demolition, remodeling or renovation. Other statutes may require the removal of underground storage tanks. Noncompliance with any of these and other environmental, health or safety requirements may result in the need to cease or alter operations or development at a property. In addition, certain state and local laws may impose liability on property developers including Bluegreen with respect to construction defects discovered on the property or repairs made by future owners of such property. The development, management and operation of Bluegreen’s resorts are also subject to the Americans with Disabilities Act.

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

the Patriot Act; the Right to Financial Privacy Act; the Gramm-Leach-Bliley Act; the Fair and Accurate Credit Transactions Act; and anti-money laundering laws. Pursuant to the Dodd Frank Act, the Consumer Financial Protection Bureau (the “CFPB”) was created. The CFPB’s mandate is to protect consumers by carrying out federal consumer financial laws and to publish rules and forms that facilitate understanding of the financial implications of the transactions consumers enter into. Consistent with this mission, the CFPB amended Regulations X and Z to establish new disclosure requirements and forms pursuant to Regulation Z for most closed-end consumer credit transactions secured by real property. The practical impact upon Bluegreen is the requirement to use a new Integrated Mortgage Disclosure Statement in lieu of the separate Good Faith Estimate and Closing Statement. In addition, Bluegreen’s term securitization transactions must comply with certain requirements of the Dodd-Frank Act, including risk retention rules.

Bluegreen’s management of, and dealings with, HOAs, including the purchase of defaulted inventory from HOAs in connection with secondary market arrangements, is subject to state laws and resort rules and regulations, including those with respect to the establishment of budgets and expenditures, rule-making and the imposition of maintenance assessments.

During the year ended December 31, 2020, approximately 4% of Bluegreen’s VOI sales were generated by marketing to prospective purchasers obtained through internal and third-party vendors’ outbound telemarketing efforts. Bluegreen attempts to monitor the actions and legal and regulatory compliance of these third parties, but there are risks associated with Bluegreen’s and such third parties’ telemarketing efforts. In recent years, state and federal regulators have increased regulations and enforcement actions related to telemarketing operations, including requiring the adherence to state “do not call” laws. In addition, the Federal Trade Commission and Federal Communications Commission have implemented national “do not call” legislation. Bluegreen has attempted to mitigate the risks associated with telemarketing through the use of  “permission based marketing,” whereby Bluegreen obtains the permission of prospective purchasers to contact them in the future, thereby exempting such calls from the various “do not call” laws. Bluegreen has also implemented policies and procedures that it believes reduce the possibility that individuals who have requested to be placed on a “do not call” list are not contacted, but such policies and procedures ensure strict regulatory compliance.

To date, no material fines or penalties have been imposed on Bluegreen as a result of its telemarketing operations. However, Bluegreen has been the subject of proceedings for violation of the telemarketing laws and other laws applicable to the marketing and sale of VOIs. See “Note 12 to the Audited Consolidated Financial Statements included in Part II Item 8 for additional information.”

Competition

Bluegreen competes with various high profile and well-established companies, many of which have greater liquidity and financial resources than Bluegreen. Many of the world’s most recognized lodging, hospitality and entertainment companies develop and sell VOIs in resort properties. Major companies that now operate vacation ownership resorts directly, through subsidiaries or through strategic relationships include Marriott Vacations Worldwide Corporation, the Walt Disney Company, Hilton Grand Vacations, Travel + Leisure Co. (formerly Wyndham Destinations), and Diamond Resorts International. Bluegreen also competes with numerous smaller owners and operators of vacation ownership resorts and from alternative lodging options available to consumers through both traditional methods of delivery as well as new web portals and applications, including private rentals of homes, apartments or condominium units, which have increased in popularity in recent years. Bluegreen’s ability to remain competitive and to attract and retain customers depends on its customers’ satisfaction with Bluegreen’s products and services as well as on distinguishing the quality, value, and efficiency of its products and services from those offered by its competitors. In Bluegreen’s fee-based services business, Bluegreen typically competes with Hilton Grand Vacations and Travel + Leisure Co. In addition to competing for sales leads, prospects and fee-based service clients, Bluegreen competes with other VOI developers for marketing, sales and resort management personnel.

Seasonality

Bluegreen has historically experienced, and expects to continue to experience, seasonal fluctuations in its revenue and results of operations. This seasonality has resulted, and may continue to result, in fluctuations in its quarterly operating results. Due to consumer travel patterns, Bluegreen typically sees more tours and experience higher VOI sales during the second and third quarters. However, due to the impact of the COVID-19 pandemic, including the temporary closures of Bluegreen marketing operations and VOI sales centers, Bluegreen experienced significantly decreased sales of VOIs in the second, third and fourth quarters of 2020 as compared to prior years and currently expect such adverse impact to continue into 2021.

Human Resources

As of December 31, 2020, the Company (including Bluegreen) had 4,637 employees, 458 of whom were located at Bluegreen’s headquarters in Boca Raton, Florida, compared to 5,873 and 520, respectively, as of December 31, 2019. As of December 31, 2020, a total of 27 of Bluegreen employees were covered by two collective bargaining agreements, which address the terms and conditions of their employment, including pay rates, working hours, certain employee benefits and procedures for settlement of labor disputes. We believe that our employee relations are good and that Bluegreen’s employees are important to achieving Bluegreen’s business objectives.

On March 23, 2020, Bluegreen temporarily closed all of its VOI sales centers and its marketing operations in connection with the COVID-19 pandemic. Further, some of its corporate offices, Club Resorts and Club Associate Resorts were closed in accordance with government mandates and advisories in connection with the COVID-19 pandemic. Bluegreen also commenced remote work protocols for those employees that, based on their position, were capable of working from home. Beginning in mid-May 2020, Bluegreen started the process of recommencing its sales and marketing operations and its closed resorts began to reopen as government mandates were lifted. Upon reopening, Bluegreen had COVID-19 prevention protocols in place designed to minimize the spread of COVID-19 at its resorts and workplaces. These protocols, which remain in place, meet or exceed the Centers for Disease Control guidelines and where applicable, state mandates. Bluegreen continues to encourage a remote work protocol for portions of its workforce due to the continuing pandemic. Further, Bluegreen continuously evaluates its operations in light of recent resurgences of COVID-19, federal, state and local guidance, evolving data concerning the pandemic and the best interests of its employees and customers.

Bluegreen seeks to offer market competitive compensation and benefit programs for our employees in an effort to attract and retain superior talent. In addition to competitive base wages, additional programs include: Incentive Compensation Plans, Long-Term Incentive Plans, a company matched 401(k) plan, healthcare and insurance benefits, a tuition assistance program, health savings and flexible spending accounts, paid time off, family leave, and employee assistance programs.

The Company is committed to fostering an inclusive work environment that supports its workforce and the communities it serves. It is the Company and Bluegreen’s policy to seek to hire the best qualified employees regardless of gender, ethnicity or other protected traits and to fully comply with all laws applicable to discrimination in the workplace.

Where You Can Find More Information

BVH’s website address is www.bvhcorp.com. Information on, or that may be accessed through, BVH’s website is not incorporated by reference herein. BVH files reports with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and, in certain cases, amendments to these reports. Copies of these reports are available free of charge on BVH’s website as soon as reasonably practicable after it files the reports with the SEC. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A. Risk Factors

The Company is subject to various risks and uncertainties relating to Bluegreen’s business, factors relating to BVH at its holding company level and to the ownership and value of its stock, and general business, economic, financing, legal, regulatory, and other factors and conditions. New risk factors emerge from time to time, and it is not possible for management to either predict all risk factors or assess all potential impacts of any factor, or combination of factors. The risks discussed below also include forward-looking statements, and actual results and events may differ substantially from those expressed in, or implied by, the forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements.”

BVH is a Bluegreen holding company and will rely primarily on dividends from Bluegreen to service its debt, including its $75 million note to BBX Capital, and fund its other cash requirements

On September 30, 2020, BVH completed the spin-off its wholly owned subsidiary at the time, BBX Capital. As a result of the spin-off, BBX Capital became a separate public company and holds all of the investments and businesses previously held by BVH other than BVH’s investment in Bluegreen, including BBX Capital Real Estate, BBX Sweet Holdings and Renin. BVH no longer holds any interest in BBX Capital and, accordingly, is not a diversified holding company with a portfolio of investments. Rather, BVH is a Bluegreen holding company. As such, BVH is more susceptible to the risks of Bluegreen’s business described below.

Further, in connection with the spin-off, BVH issued a $75.0 million promissory note in favor of BBX Capital. The note payable to BBX Capital accrues interest at a rate of 6% per annum and requires payments of interest on a quarterly basis; provided, however, that interest payments may be deferred at the option of BVH, with interest on the entire outstanding balance thereafter to accrue at a cumulative, compounded rate of 8% per annum until such time as BVH is current on all accrued payments under the note, including deferred interest. All outstanding amounts under the note will become due and payable in five years or earlier upon certain events. BVH’s indebtedness also includes $66.3 million of junior subordinated debentures issued by Woodbridge Holdings Corporation (“Woodbridge”), the wholly owned subsidiary of BVH through which BVH holds its investment in Bluegreen. Woodbridge’s junior subordinated debentures accrue interest at a rate of 3-month LIBOR plus a spread ranging from 3.80% to 3.85%, mature between 2035 and 2036, and require payments of interest on a quarterly basis. BVH may also incur additional indebtedness in the future. BVH’s indebtedness increases its vulnerability to adverse economic conditions, as well as conditions in the credit markets generally, and may limit funds available for other purposes, including for acquisitions or investments, to pay dividends, and for other general corporate purposes.

It is currently expected that BVH, at its parent company level, will incur approximately $2.0 million annually in executive compensation and public company costs and annual interest expense of approximately $7.2 million associated with Woodbridge’s junior subordinated debentures and the note payable to BBX Capital. These amounts are estimates only and are based on current expectations and assumptions, currently available information and, with respect to interest expense on Woodbridge’s junior subordinated debentures, interest rates as of December 31, 2020. Such assumptions and expectations may not prove to be accurate, interest rates may increase and, accordingly or otherwise, actual expenses may exceed the amounts expected. In addition, BVH may incur additional expenses, including costs associated with certain tax and compliance filings.

Prior to the spin-off, BVH’s principal sources of liquidity were historically its available cash, cash equivalents and short-term investments, distributions from real estate joint ventures and sales of real estate assets held by BBX Capital Real Estate (which are now unavailable to BVH as a result of the spin-off), and dividends from Bluegreen. While BVH believes that it will have sufficient cash and cash equivalents to satisfy its cash requirements for approximately two years, it will be dependent on the payment of dividends by Bluegreen to fund its operations and satisfy its debt service requirements and other liabilities, including its note payable to BBX Capital, in future periods. As previously described, the COVID-19 pandemic has adversely impacted Bluegreen’s operations and cash flow and, as a result, Bluegreen suspended its payment of regular quarterly dividends during the second quarter of 2020. There is no assurance that Bluegreen will resume the payment of regular dividends or otherwise pay any dividends in the future. BVH may also in the future seek additional funds from third party sources, including traditional bank financing, secured or unsecured indebtedness, or the issuance of equity and/or debt securities. However, these alternatives may not be available to BVH on attractive terms, in the amounts needed, or at all. The inability to receive dividends from

Bluegreen or to obtain funds from third party sources would have a material adverse effect on BVH’s financial condition.

Alan B. Levan, John E. Abdo, Jarett S. Levan and Seth M. Wise’s control position may adversely affect the market price of BVH’s Class A Common Stock and Class B Common Stock.

Alan B. Levan, the Chairman, President and Chief Executive Officer of BVH and Bluegreen, John E. Abdo, the Vice Chairman of BVH and Bluegreen, Jarett S. Levan, the son of Mr. Alan Levan and a director of BVH and Bluegreen and former President of BVH, and Seth M. Wise, a director of Bluegreen and former director and Executive Vice President of BVH, currently collectively beneficially own shares of BVH’s Class A Common Stock and Class B Common Stock representing approximately 79% of the total voting power of BVH’s Class A Common Stock and Class B Common Stock. Accordingly, and because holders of BVH’s Class A Common Stock and Class B Common Stock vote as a single class on most matters, including the election of directors, as described below, Mr. Alan Levan, Mr. Abdo, Mr. Jarett Levan and Mr. Wise, without the vote or consent of any other shareholder of BVH, have the voting power to elect BVH’s directors and to control the outcome of any other vote of BVH’s shareholders, except in limited circumstances where Florida law mandates that the holders of BVH’s Class A Common Stock vote as a separate class. This control position may have an adverse effect on the market price of BVH’s Class A Common Stock and Class B Common Stock. In addition, their interests may conflict with the interests of BVH’s other shareholders.

BVH’s Amended and Restated Articles of Incorporation provide for fixed relative voting percentages between BVH’s Class A Common Stock and Class B Common Stock.

In addition to its Shareholders Rights Plan, BVH’s Amended and Restated Articles of Incorporation provide for holders of BVH’s Class A Common Stock and Class B Common Stock to generally vote together as a single class, including with respect to the election of directors, with holders of BVH’s Class A Common Stock possessing in the aggregate 22% of the total voting power of all common stock and holders of BVH’s Class B Common Stock possessing in the aggregate the remaining 78% of the total voting power. These relative voting percentages will remain fixed unless the number of shares of BVH’s Class B Common Stock outstanding decreases to 360,000 shares, at which time the aggregate voting power of BVH’s Class A Common Stock will increase to 40% and the aggregate voting power of BVH’s Class B Common Stock will decrease to 60%. If the number of shares of BVH’s Class B Common Stock outstanding decreases to 280,000 shares, then the aggregate voting power of BVH’s Class A Common Stock will increase to 53% and the aggregate voting power of BVH’s Class B Common Stock will decrease to 47%. If the number of shares of BVH’s Class B Common Stock outstanding decreases to 100,000 shares, then the fixed voting percentages will be eliminated and each share of BVH’s Class A Common Stock and Class B Common Stock will be entitled to one vote per share. The share thresholds set forth above are subject to equitable adjustment to reflect any stock split, reverse stock split or similar transaction. The changes in the relative voting power represented by each class of BVH’s common stock are based only on the number of shares of Class B Common Stock outstanding, thus issuances of Class A Common Stock will have no effect on these provisions. If additional shares of BVH’s Class A Common Stock are issued without a comparative increase in the number of outstanding shares of BVH’s Class B Common Stock, the disparity between the equity interest represented by BVH’s Class B Common Stock and its voting power will widen. In addition, shareholders who hold shares of both BVH’s Class A Common Stock and Class B Common Stock, including Alan B. Levan, John E. Abdo, Jarett S. Levan and Seth M. Wise, are able to sell shares of BVH’s Class A Common Stock without affecting in any material respect their overall voting interest. The fixed voting percentages between BVH’s Class A Common Stock and Class B Common Stock may have an adverse impact on the market price of such securities.

Provisions in BVH’s Amended and Restated Articles of Incorporation and Bylaws, the shareholder rights plan adopted recently by BVH, and provisions of Florida law may make it difficult for a third party to acquire BVH and could impact the price of, or otherwise adversely impact, BVH’s Class A Common Stock and Class B Common Stock.

BVH’s Amended and Restated Articles of Incorporation and Bylaws contain provisions that could delay, defer or prevent a change of control of BVH or its management. These provisions could make it more difficult for shareholders to elect directors and take other corporate actions. As a result, these provisions could limit the price that investors are willing to pay in the future for shares of BVH’s Class A Common Stock or Class B Common Stock. These provisions include:

•the provisions in BVH’s Amended and Restated Articles of Incorporation regarding the special voting rights of BVH’s Class B Common Stock;

•subject to the special class voting rights of BVH’s Class B Common Stock under certain circumstances, the authority of BVH’s Board of Directors to issue additional shares of common or preferred stock and to fix the relative rights and preferences of the preferred stock without shareholder approval, as described in further detail below; and

•advance notice procedures to be complied with by shareholders in order to make shareholder proposals or nominate directors.

In addition, in light of the COVID-19 pandemic, BVH’s Board of Directors adopted a shareholder rights plan during June 2020 in an effort to protect against investors seeking short-term gains by taking advantage of current market conditions at the expense of BVH and its long-term investors. The rights plan is similar to plans adopted by other public companies in light of the pandemic and generally provides a deterrent to any person or group from acquiring 5% or more of BVH’s Class A Common Stock, Class B Common Stock, or total combined common stock without the prior approval of BVH’s Board of Directors. Accordingly, while the rights plan was not adopted in response to any effort to acquire control of BVH, the rights plan may have an anti-takeover effect and will be an impediment to a proposed takeover which is not approved by BVH’s Board of Directors.

Further, due to the control position of Mr. Alan Levan, Mr. Abdo, Mr. Jarett Levan and Mr. Wise with respect to BVH’s Class A Common Stock and Class B Common Stock, as described above, a change of control or sale of BVH, or any other action which requires the affirmative vote of holders of shares of BVH’s Class A Common Stock and Class B Common Stock representing a majority of the voting power of such stock, will be impossible without the consent of Mr. Alan Levan, Mr. Abdo, Mr. Jarett Levan and Mr. Wise, and Mr. Alan Levan, Mr. Abdo, Mr. Jarett Levan and Mr. Wise’s interests may conflict with the interests of BVH’s other shareholders. Further, subject to certain limited exceptions set forth therein, the rights plan prevents other shareholders from acquiring a greater than 5% ownership position in BVH’s Class A Common Stock, Class B Common Stock or total combined common stock and, accordingly, may prevent a meaningful challenge to the influence of Mr. Alan Levan, Mr. Abdo, Mr. Jarett Levan and Mr. Wise over BVH, including matters submitted for shareholder approval.

Additionally, pursuant to BVH’s Amended and Restated Articles of Incorporation and Florida law, except as may be required by applicable securities exchange rules and subject to the separate voting rights of BVH’s Class B Common Stock in certain circumstances, BVH’s Board of Directors may, without the consent of BVH’s shareholders, approve the issuance of authorized but unissued shares of BVH’s securities and fix the relative rights and preferences of preferred stock. If BVH issues additional shares of its Class A Common Stock, Class B Common Stock or other securities, its shareholders would experience dilution. In addition, any preferred stock declared and issued could include dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences, any or all of which may be greater than the rights of BVH’s Class A Common Stock or Class B Common Stock or otherwise adversely affect the holders of BVH’s Class A Common Stock or Class B Common Stock, including the likelihood that holders of BVH’s Class A Common Stock or Class B Common Stock would receive dividend payments and payments on liquidation, or the amounts thereof. The issuance of preferred stock, while providing flexibility in connection with possible acquisitions, financing transactions and other corporate purposes, could also, among other things, have the effect of delaying, deferring or preventing a change in control or other corporate actions, and might adversely affect the market price of BVH’s Class A Common Stock or Class B Common Stock.

In addition, as a Florida corporation, BVH is also subject to the provisions of the Florida Business Corporation Act (the “FBCA”), including those limiting the voting rights of “control shares.” Under the FBCA, subject to certain exceptions, including mergers and acquisitions effected in accordance with the FBCA, the holder of “control shares” of a Florida corporation that has (i) 100 or more shareholders, (ii) its principal place of business, its principal office or substantial assets in Florida and (iii) either more than 10% of its shareholders residing in Florida, more than 10% of its shares owned by Florida residents or 1,000 shareholders residing in Florida, will not have the right to vote those shares unless the acquisition of the shares was approved by a majority of each class of voting securities of the corporation, excluding those shares held by interested persons. “Control shares” are defined in the FBCA as shares acquired by a person, either directly or indirectly, that when added to all other shares of the issuing corporation owned by that person, would entitle that person to exercise, either directly or indirectly, voting power within any of the following ranges: (i) 20% or more but less than 33% of all voting power of the corporation’s voting securities; (ii) 33% or more but less than a majority of all voting power of the corporation’s voting securities; or (iii) a majority or more of all of the voting power of the corporation’s voting securities.

Acquisitions pursued by BVH may reduce earnings, require it to obtain additional financing and expose it to additional risks.

BVH may in the future pursue a transaction to increase its ownership in Bluegreen, including a transaction or transactions which would result in Bluegreen once again becoming an indirect wholly-owned subsidiary of BVH, or seek to make other acquisitions or other strategic investments. To the extent pursued and completed, acquisitions and investments may not result in the benefits anticipated or otherwise prove to be successful. Acquisitions or investments will also expose BVH to the risks of the businesses acquired or invested in and entail numerous other risks, including, but not limited to:

•risks associated with achieving profitability;

•diversion of management attention;

•integration difficulties;

•losses and unforeseen expenses or liabilities;

•risks associated with entering new markets, if applicable;

•the potential loss of key employees or management; and

•risks associated with transferred assets and liabilities.

In addition, there may be significant competition for investments and acquisitions, which could increase the costs associated with the investment or acquisition. Substantial costs would be incurred in connection with the evaluation of potential acquisition and investment opportunities whether or not the acquisition or investment is ultimately consummated. Further, the funding of such investments or acquisitions may require additional debt or equity financing. If BVH requires additional financing in the future, the financing may not be available when needed or on favorable terms, if at all. Additionally, BVH does not intend to seek shareholder approval of any investments or acquisitions unless required by law or regulation, including applicable securities exchange rules, or by BVH’s Amended and Restated Articles of Incorporation or Bylaws.

Future sales of BVH’s Class A Common Stock or Class B Common Stock, or the perception in the public markets that these sales may occur, may cause the market price of such securities to decline.

Substantial sales of BVH’s Class A Common Stock or Class B Common Stock, including sales of shares by controlling shareholders and management, or the perception that such sales may occur, could adversely affect the market prices of such securities. Management has in the past and may in the future enter into Rule 10b5-1 plans pursuant to which a significant number of shares are sold into the open market. In addition, as described above, due to the fixed voting percentages of BVH’s Class A Common Stock and Class B Common Stock of 22% and 78%, respectively, holders of BVH’s Class B Common Stock who also own shares of BVH’s Class A Common Stock, including Alan B. Levan, John E. Abdo, Jarett S. Levan and Seth M. Wise, may sell a significant number of shares of the Class A Common Stock that they own without significantly decreasing their voting power.

BVH’s Bylaws contain an exclusive forum provision, which could impair the ability of shareholders to obtain a favorable judicial forum for certain disputes with BVH or its directors, officers or other employees and be cost-prohibitive to shareholders.

BVH’s Bylaws contain an exclusive forum provision which provides that, unless its Board of Directors consents to the selection of an alternative forum, the Circuit Court located in Broward County, Florida (or, if such Circuit Court does not have jurisdiction, another Circuit Court located within Florida or, if no Circuit Court located within Florida has jurisdiction, the federal district court for the Southern District of Florida) will be the sole and exclusive forum for “Covered Proceedings,” which include: (i) any derivative action or proceeding brought on BVH’s behalf; (ii) any action asserting a claim of breach of a fiduciary duty owed by any of BVH’s directors, officers or other employees to BVH or its shareholders; (iii) any action asserting a claim against BVH or any of its directors, officers or other employees arising pursuant to any provision of the FBCA, or BVH’s Amended and Restated Articles of Incorporation or Bylaws (in each case, as may be amended or amended and restated from time to time); and (iv) any action asserting a claim against BVH or any of its directors, officers or other employees governed by the internal affairs doctrine of the State of Florida. To the extent within the categories set forth in the preceding sentence, Covered Proceedings include causes of action under the Exchange Act and the Securities Act. The exclusive forum provision will also provide that if any Covered Proceeding is filed in a court other than a court located within Florida in the name of any shareholder, then such shareholder shall be deemed to have consented to (a) the personal jurisdiction of the state and federal courts located within Florida in connection with any action brought in any such court to enforce the exclusive forum provision and (b) having service of process made upon such shareholder in any such enforcement action by service upon such shareholder’s counsel in the action as agent for such shareholder. Notwithstanding the foregoing, shareholders cannot waive compliance with the federal securities laws and the rules and regulations thereunder. The exclusive forum provision may limit a shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with BVH or its directors, officers or other employees or be cost-prohibitive to shareholders, which may discourage such lawsuits against BVH or its directors, officers and other employees. However, there is uncertainty regarding whether a court would enforce the exclusive forum provision. If a court were to find the exclusive forum provision to be inapplicable or unenforceable in an action, BVH may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect BVH’s financial condition and operating results.

BVH may not resume regular quarterly dividends or otherwise pay dividends on its Class A Common Stock and Class B Common Stock in the future.

BVH’s paid regular quarterly cash dividends from June 2016 through the first quarter of 2020. However, in April 2020, BVH suspended its regular quarterly dividend due to the impacts of the COVID-19 pandemic and Bluegreen’s suspension of regular quarterly dividends. BVH does not expect to pay dividends unless it receives dividends from Bluegreen, and there is no assurance that Bluegreen will resume paying regular quarterly dividends or otherwise make any dividend payments in the future. Further, even if BVH receives dividends from Bluegreen, the payments of dividends by BVH, if any, will depend on many factors considered by its Board of Directors, including, without limitation, its financial condition and results of operations, liquidity requirements, market opportunities, and contractual constraints. The terms of BVH’s indebtedness may also restrict it from paying cash dividends on its stock under certain circumstances.

Risks Related to Bluegreen’s Business and the Vacation Ownership Industry

Bluegreen is subject to a number of business, financial and operating risks inherent to the vacation ownership industry, including, without limitation:

•Business, financial and operating risks inherent to the vacation ownership industry.

•Bluegreen’s business and operations, including its ability to market VOIs, may be adversely affected by general economic conditions and conditions affecting the vacation ownership industry and the availability of financing.

•The COVID-19 pandemic has adversely impacted Bluegreen’s business and results, and the future effects of the pandemic are uncertain and will depend on future developments.

•Bluegreen may not be able to compete successfully in the highly competitive vacation ownership industry.

•Bluegreen generates significant sales from strategic partnerships and relationships and are subject to risks related to those partnerships and arrangements, including if they are terminated or not renewed, or are not as successful as anticipated.

•Bluegreen is subject to risks related to its ability to comply with applicable laws, rules and regulations, the costs of compliance or any failure to comply, and changes in laws, rules and regulations.

•Bluegreen’s business and results may be impacted if financing is not available on favorable terms, or at all.

•Bluegreen’s results and liquidity would be adversely impacted if it experiences increased defaults on its notes receivable portfolio.

•The ratings of third-party rating agencies could adversely impact Bluegreen’s ability to obtain, renew or extend credit facilities, or otherwise raise funds.

•Bluegreen may not market products and services successfully or efficiently.

•Bluegreen may be unable to develop or acquire VOI inventory or enter into and maintain fee-based relationships to source VOI inventory.

•Bluegreen’s capital-light business activities may not be successful.

•Risks associated with Bluegreen’s management of resort properties and, with respect to properties not managed by Bluegreen, risks associated with Bluegreen’s dependence on the managers of those resorts.

•Bluegreen may not continue to participate in, and its customers may not be satisfied with Bluegreen’s exchange networks and other strategic alliances.

•Bluegreen’s business and results could be adversely impacted if maintenance fees increase.

•Strategic transactions which Bluegreen may pursue may not be successful and may have adverse impacts, including diversion of management attention and the incurrence of significant expenses.

•The resale market for VOIs could adversely affect Bluegreen’s business.

•Bluegreen’s insurance policies may not cover all potential losses.

•Bluegreen’s business may be adversely impacted by negative publicity, including information spread through social media.

Bluegreen is subject to the business, financial and operating risks inherent to the vacation ownership industry, any of which could adversely impact the Company’s business, prospects and results.

Bluegreen is subject to a number of business, financial and operating risks inherent to the vacation ownership industry, including, without limitation:

•significant competition from other vacation ownership businesses and hospitality and alternative lodging providers;

•market and/or consumer perception of vacation ownership companies and the industry in general;

•increases in operating and other costs (as a result of inflation or otherwise), including marketing costs, employee compensation and benefits, interest expense and insurance, which may not be offset by price or fee increases in Bluegreen’s business;

•Bluegreen’s ability to maintain, enhance or expand, or achieve the benefits achieved from, its marketing arrangements and relationships;

•changes in taxes and governmental regulations, including those that influence or set wages, prices, interest rates or construction and maintenance procedures and costs;

•the costs and efforts associated with complying with applicable laws and regulations, and the costs and consequences of non-compliance;

•risks related to the development or acquisition of resorts and inventory, including delays in, or cancellations of, planned or future resort development or inventory acquisition activities;

•shortages of labor or labor disruptions;

•the availability and cost of capital necessary for Bluegreen and third-party developers with whom Bluegreen does business to fund investments and capital expenditures and to service debt obligations;

•Bluegreen’s ability to securitize the receivables that Bluegreen originates in connection with VOI sales;

•relationships with and the performance and the financial condition of third-party developers with whom Bluegreen does business;

•relationships with the Vacation Club owners and HOAs;

•changes in the supply and demand for Bluegreen’s products and services;

•lack of security over, or unauthorized access to, customer or Company records;

•private resales of VOIs and the sale of VOIs in the secondary market;

•the increased presence and effort of “timeshare-exit” firms and their impact on borrower default rates; and

•unlawful or deceptive third-party VOI resale, cease and desist, or vacation package sales schemes, and reputational risk associated therewith.

Any of these factors could increase Bluegreen’s costs, limit or reduce the prices Bluegreen is able to charge for its products and services, adversely affect Bluegreen’s ability to develop or acquire new resorts, or otherwise adversely impact Bluegreen’s business, prospects and results which would in turn adversely impact the Company’s business, prospects and results.

Bluegreen’s business and operations, including its ability to market VOIs, may be adversely affected by general economic conditions and conditions affecting the vacation ownership industry and the availability of financing.

Bluegreen’s business is subject to risks related to general economic and industry conditions and trends. Bluegreen’s results, operations and financial condition were and continue to be adversely impacted by the COVID-19 pandemic (as described below) and may be adversely affected by unfavorable general economic and industry conditions, such as high unemployment rates and job insecurity, declines in discretionary spending, declines in real estate values, the continuance of the COVID-19 pandemic and the occurrence of any other public health crisis in the future, adverse weather or geopolitical conflicts, including if these or other factors adversely impact the availability of financing for Bluegreen or its customers or the ability of its customers to otherwise pay amounts owed under notes receivable. Further, adverse changes affecting the vacation ownership industry, such as an oversupply of vacation ownership units, a reduction in demand for such units, changes in travel and other consumer preferences, demographic and vacation patterns, changes in governmental regulation of the industry, imposition of increased taxes by governmental authorities, the declaration of bankruptcy and/or credit defaults by other vacation ownership companies and negative publicity for the industry, could also have a material adverse effect on Bluegreen’s business. This includes risks relating to conditions that negatively shape public perception of Bluegreen’s resorts or of travel or the vacation ownership or hospitality industry generally, including travel-related accidents, disease outbreaks, whether in regions generally, at third party properties or at Bluegreen’s resorts (including reputational damage, remediation costs and other potential liability and adverse impact of any such outbreak at Bluegreen’s resorts).  Bluegreen’s operations and results may be negatively impacted if Bluegreen is unable to update its business strategy over time and from time to time in response to changing economic and industry conditions.

The COVID-19 pandemic has had, and the current and uncertain future outlook of the pandemic are expected to continue to have, a significant adverse effect on Bluegreen’s business, financial condition, liquidity and results of operations.

The COVID-19 pandemic has resulted in, and continues to be, an unprecedented disruption in the U.S. economy and its rapid spread, as well as the escalating measures governments and private organizations have implemented in order to stem the spread of this pandemic, have had, and are expected to continue to have, a material adverse impact on Bluegreen’s business, operating results and financial condition, including, without limitation, due to government guidance and restrictions with respect to travel, public accommodations, social gatherings and related matters. Moreover, additional currently unknown restrictions or other events adversely impacting the vacation ownership industry may occur and the adverse effects of the COVID-19 pandemic on Bluegreen’s business, operating results and financial condition may otherwise be lengthened or exacerbated.

In connection with the COVID-19 pandemic, on March 23, 2020, Bluegreen temporarily closed all of its VOI sales centers; its retail marketing operations at Bass Pro Shops and Cabela’s stores (a total of 89 stores at the time) and outlet malls; and its Choice Hotels call transfer program. In connection with these actions Bluegreen canceled existing owner reservations through May 15, 2020 and new prospect guest tours through June 30, 2020. Further, some of Bluegreen’s Club and Club Associate Resorts were closed in accordance with government mandates and advisories. Beginning in mid-May 2020, Bluegreen started the process of recommencing its sales and marketing operations and its closed resorts began to welcome guests as government mandates were lifted. By December 31, 2020, Bluegreen was operating marketing kiosks in a total of 98 Bass Pro and Cabela’s stores, Bluegreen reactivated its Choice Hotels call transfer program, all of its resorts were open, and all but two of its VOI sales centers were open. However, there is no assurance that Bluegreen’s marketing operations at Bass Pro or Cabela’s stores, or its VOI sales centers will remain open, including in the event of an increase in COVID-19 cases.

In light of the pandemic, Bluegreen also suspended the payment of regular quarterly cash dividends, reduced its new inventory acquisition and development expenditures and drew down $60 million under its lines-of-credit, all of which was repaid as of December 31, 2020.

While these steps were implemented to mitigate the effects of the pandemic on Bluegreen’s business, the measures themselves had and may continue to have negative consequences with respect to Bluegreen’s business and operations, including by reducing sales. In addition, cost savings from these measures were not recognized immediately and will not completely offset the decrease in revenues and other adverse impacts of the pandemic.

In addition, Bluegreen has historically financed a majority of its sales of VOIs, and accordingly, is subject to the risk of defaults by its customers. While Bluegreen does not believe that the full impact of COVID – 19 is reflected in its default or delinquency rates as of December 31, 2020, Bluegreen believes that the COVID-19 pandemic will continue to have an impact on the collectability of its VOI notes receivable. Accordingly, Bluegreen increased its estimate of customer defaults for 2021 as a result of the COVID–19 pandemic by approximately $6.0 million, based on its historical experience, forbearance requests received from its customers, and other factors, including but not limited to, the seasoning of the notes receivable and FICO scores of the customers. Bluegreen continues to evaluate the impact of the COVID-19 pandemic on its default or delinquency rates as it is rapidly changing and highly uncertain. Accordingly, and due to other risks and uncertainties associated with assumptions and changing market conditions, Bluegreen’s allowance may not prove to be accurate and may be increased in future periods, which will adversely impact its operating results for those periods.

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

Bluegreen’s operations could also be negatively affected further if its employees are quarantined or sickened as a result of exposure to COVID-19, or if they are subject to governmental COVID-19 curfews or “shelter in place” health orders. Measures restricting the ability of employees to come to work may impair Bluegreen’s service or operations, all of which could negatively affect its business.

Bluegreen is unable to predict how long these conditions will persist, what additional measures may be introduced by governments or private parties or what effect any such additional measures may have on its business. Furthermore, not only is the duration of the pandemic and combative measures unknown, the overall situation is extremely fluid, and it is impossible to predict the timing of future changes in the situation and what their impact may be on Bluegreen’s business and in turn the Company. Neither Bluegreen nor the Company can predict whether the COVID-19 pandemic will result in permanent changes to its customers' or general consumer behavior, which may include, without limitation, continued or permanent decreases in discretionary spending and reductions in travel or vacation ownership stays or purchases, each of which would have a material adverse impact on our business, operating results and financial condition.

Bluegreen’s business and properties are subject to extensive federal, state and local laws, regulations and policies. Changes in these laws, regulations and policies, as well as the cost of complying with new or existing laws, regulations and policies and the imposition of additional taxes on operations, as well as new cell phone technologies that automatically identify or block marketing vendor calls, could adversely affect Bluegreen’s business. Further, jurisdictions are increasingly seeking to identify additional sources of tax revenue and results of audits of Bluegreen’s tax returns or those of its subsidiaries may also have a material adverse impact on its financial condition.

The federal government and the state and local jurisdictions in which Bluegreen operates have enacted extensive regulations that affect the manner in which Bluegreen markets and sells VOIs and conducts its other business operations. In addition, federal, state and local regulators may enact new laws and regulations that may adversely affect Bluegreen’s results or require Bluegreen to modify its business practices substantially. Many states, including Florida and South Carolina, where certain of Bluegreen’s resorts are located, extensively regulate VOI and timeshare-related activities, including the sale of VOIs, the creation and management of resorts, the marketing and sale of properties, the escrow of purchaser funds prior to the completion of construction and closing, the content and use of advertising materials and promotional offers, the delivery of an offering memorandum and the creation and operation of exchange programs and multi-site timeshare plan reservation systems. Moreover, with regard to sales conducted in South Carolina, the closing of real estate and mortgage loan transactions must be conducted under the supervision of an attorney licensed in South Carolina and otherwise in accordance with South Carolina’s Timesharing Transaction Procedures Act.

Most states also have other laws that are applicable to Bluegreen’s activities, such as timeshare project registration laws, real estate licensure laws, mortgage licensure laws, sellers of travel licensure laws, anti-fraud laws, consumer protection laws, telemarketing laws, prize, gift and sweepstakes laws, and consumer credit laws. Bluegreen’s management of, and dealings with, HOAs, including its purchase of defaulted inventory from HOAs in connection with its secondary market sales, are also subject to state laws and resort rules and regulations, including those with respect to the establishment of budgets and expenditures, rule-making, and the imposition of maintenance assessments.

Bluegreen is authorized to market and sell VOIs in all locations at which its marketing and sales activities are conducted. If Bluegreen’s agents or employees violate applicable regulations or licensing requirements, their acts or omissions could cause the states where the violations occurred to revoke or refuse to renew Bluegreen’s licenses, render its sales contracts void or voidable, or impose fines on Bluegreen based on past activities.

In addition, the federal government and the state and local jurisdictions in which Bluegreen conducts business have generally enacted extensive regulations relating to direct marketing and telemarketing, including the federal government’s national “do not call” list, the making of marketing and related calls to cell phone users, a significant development in light of cell phone usage becoming the primary method of communication, the Telemarketing Sales Rule, the Telephone Consumer Protection Act and the CAN-SPAM Act of 2003. These regulations, as well as international data protection laws, have impacted Bluegreen’s marketing of VOIs. While Bluegreen has taken steps designed to achieve compliance with applicable regulations, these steps are expected to continue to increase Bluegreen’s marketing costs and may not prevent failures in compliance. Additionally, adoption of new state or federal laws regulating marketing and solicitation, new case law, and changes to existing laws, could adversely affect current or planned marketing activities and cause Bluegreen to change its marketing strategy. If this occurs, Bluegreen may not be able to develop adequate alternative marketing strategies, which could affect the amount and timing of its VOI sales. Bluegreen cannot predict the impact that these legislative initiatives or any other legislative measures that may be proposed or enacted in the future may have on its marketing strategies and results. Further, from time to time, complaints are filed against Bluegreen by individuals claiming that they received calls in violation of applicable regulations. See “Item 3. Legal Proceedings”. Technology advances, including new cellphone technologies that automatically identify or block marketing vendor calls, may also adversely impact Bluegreen’s telemarketing efforts or otherwise cause Bluegreen to change its marketing strategy.

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

From time to time in the ordinary course of Bluegreen’s business, consumers file complaints against Bluegreen. Bluegreen may be required to incur significant costs to resolve these complaints or enter into consents with regulators regarding its activities, including requiring the refund of all or a portion of the purchase price paid by the customer for the VOI. If Bluegreen is found to have not complied with applicable federal, state and local laws and regulations, such violations may have adverse implications on Bluegreen, including rendering its VOI sales contracts void or voidable, negative publicity, potential litigation and regulatory fines or other sanctions. The expense, negative publicity and potential sanctions associated with any failure to comply with applicable laws or regulations could have a material adverse effect on Bluegreen’s business, results of operations or financial position.

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

Bluegreen’s lending activities are also subject to a number of laws and regulations, including laws and regulations related to consumer loans, retail installment contracts, mortgage lending, fair debt collection and credit reporting practices, consumer collection practices, contacting debtors by telephone, mortgage disclosure, lender licenses and money laundering. The Consumer Finance Protection Bureau, created under the Dodd-Frank Act, has emphasized new regulatory focus on areas of Bluegreen’s business such as consumer mortgage servicing and debt collection, credit reporting and consumer financial disclosures, all of which affect the manner in which Bluegreen may provide financing to the purchasers of its VOIs and conduct its lending and loan servicing operations.

The vacation ownership and hospitality industries are highly competitive, and Bluegreen may not be able to compete successfully.

Bluegreen competes with various high profile and well-established operators, many of which have greater liquidity and financial resources than Bluegreen. Many of the world’s most recognized lodging, hospitality and entertainment companies develop and sell timeshare units or VOIs in resort properties. Bluegreen also competes with numerous smaller owners and operators of vacation ownership resorts and also face competition from alternative lodging options available to consumers through both traditional methods of delivery as well as new web portals and applications, including private rentals of homes, apartments or condominium units, which have increased in popularity in recent years. Bluegreen’s ability to remain competitive and to attract and retain customers depends on its customers’ satisfaction with Bluegreen’s products and services as well as on distinguishing the quality, value, and efficiency of Bluegreen’s products and services from those offered by its competitors. Customer dissatisfaction with experiences at Bluegreen’s resorts or otherwise as a Vacation Club owner, including due to an inability to use points for desired stays, could result in negative publicity and/or a decrease in sales, or otherwise adversely impact Bluegreen’s ability to successfully compete in the vacation ownership and hospitality industries. Bluegreen may not be able to timely and sufficiently identify and remediate the cause of customer dissatisfaction. Any of these events could materially and adversely impact Bluegreen’s operating results and financial condition.

There are risks associated with Bluegreen’s strategic partnerships and arrangements.

Bluegreen generates a significant portion of its new sales prospects and leads through its arrangements with various third parties, including Bass Pro and Choice Hotels, and are dependent upon these relationships in order to acquire new customers. VOI sales to prospects and leads generated by Bluegreen’s marketing arrangement with Bass Pro accounted for approximately 12% and 13% of Bluegreen’s VOI sales volume during the years ended December 31, 2020 and 2019, respectively. If Bluegreen’s agreement with Bass Pro, or any other significant marketing arrangement, does not generate a sufficient number of prospects and leads or is terminated or limited and not replaced by another comparable source of sales prospects and leads, Bluegreen may not be able to successfully market and sell its products and services at current sales levels, at anticipated levels or at levels required in order to offset the costs associated with its marketing efforts. In addition, Bluegreen’s business relationship with Bass Pro under the revised terms of its marketing agreement entered into in June 2019 may not be as profitable as under the prior terms, or at all, or otherwise result in the benefits anticipated.

Bluegreen’s business and results may be impacted if financing is not available on favorable terms, or at all.

In connection with VOI sales, Bluegreen generally offers financing to the purchaser of up to 90% of the purchase price of the VOI. However, Bluegreen incurs selling, marketing and administrative cash expenses prior to and concurrent with the sale. These costs, along with the cost of the underlying VOI, generally exceed the down payment received at the time of the sale. Accordingly, Bluegreen’s ability to borrow against or sell its notes receivable has historically been a critical factor in Bluegreen’s continued liquidity, and Bluegreen therefore has depended on funds from its credit facilities and securitization transactions to finance its operations. If Bluegreen’s pledged receivables facilities terminate or expire and Bluegreen is unable to extend them or replace them with comparable facilities, or if Bluegreen is unable to continue to participate in securitization-type transactions and “warehouse” facilities on acceptable terms, its liquidity, cash flow and profitability would be materially and adversely affected. Credit market disruptions have in the past, including in connection with the COVID-19 pandemic, adversely impacted the willingness of banks and other finance companies to provide “warehouse” lines of credit for VOI notes receivable and resulted from time to time in the term securitization market being unavailable. Future credit market disruptions may have similar effects or otherwise make obtaining additional and replacement external sources of liquidity more difficult and more costly, if available at all.

In addition, financing for real estate acquisition and development and the capital markets for corporate debt is cyclical. While Bluegreen has increased its focus on encouraging higher down payments in connection with sales, there is no assurance that this initiative will enhance its financial position or otherwise be successful in the long-term.

Bluegreen anticipates that it will continue to seek and use external sources of liquidity, including borrowings under its existing credit facilities, under credit facilities that Bluegreen may obtain in the future, under securitizations in which Bluegreen may participate in the future or pursuant to other borrowing arrangements, to:

•support Bluegreen’s operations and, subject to declaration by its board of directors and contractual limitations, including limitations contained in its credit facilities, pay dividends;

•finance the acquisition and development of VOI inventory or property and equipment;

•finance a substantial percentage of its sales; and

•satisfy its debt and other obligations.

Bluegreen’s ability to service or refinance its indebtedness or to obtain additional financing (including Bluegreen’s ability to consummate future term securitizations) depends on the credit markets and on Bluegreen’s future performance, which is subject to a number of factors, including the success of its business, its results of operations, leverage, financial condition and business prospects, prevailing interest rates, general economic conditions, the performance of its receivables portfolio, and perceptions about the vacation ownership and real estate industries.

As of December 31, 2020, Bluegreen had $12.2 million of indebtedness scheduled to become due during 2021. Historically, much of its debt has been renewed or refinanced in the ordinary course of business. However, there is no assurance that Bluegreen will be able to renew, extend or refinance all or any portion of its outstanding debt or otherwise obtain sufficient external sources of liquidity, in each case, on attractive terms, or at all. If Bluegreen is unable to do so, its liquidity and financial condition may be materially, adversely impacted.

In addition, Bluegreen has and intends to continue to enter into arrangements with third-party developers pursuant to which Bluegreen sells its VOI inventory for a fee. These arrangements enable Bluegreen to generate fees from the marketing and sales services Bluegreen provides, and in certain cases from its provision of management services, without requiring Bluegreen to fund development and acquisition costs. If these third-party developers are not able to obtain or maintain financing necessary for Bluegreen’s development activities or other operations, Bluegreen may not be able to enter into these fee-based arrangements or have access to Bluegreen’s VOI inventory when anticipated, which would adversely impact Bluegreen’s results.

Bluegreen would suffer substantial losses and its liquidity position could be adversely impacted if an increasing number of customers to whom Bluegreen provides financing default on its obligations.

Adverse conditions in the mortgage industry, including credit availability, borrowers’ financial profiles, prepayment rates and other factors, including those outside of Bluegreen’s control may increase the default rates Bluegreen experiences or otherwise negatively impact the performance of its notes receivable. In addition, in recent years, third parties have been discouraging certain borrowers from staying current on Bluegreen’s note payments. Although in many cases Bluegreen may have recourse against a buyer for the unpaid purchase price, certain states have laws that limit Bluegreen’s ability to recover personal judgments against customers who have defaulted on Bluegreen’s loans or Bluegreen may determine that the cost of doing so may not be justified. Historically, Bluegreen had generally not pursued such recourse against its customers. In the case of Bluegreen’s notes receivable secured by VOIs, if Bluegreen is unable to collect the defaulted amount due, Bluegreen traditionally terminated the customer’s interest in the Vacation Club and then remarketed the recovered VOI. Irrespective of its remedy in the event of a default, Bluegreen cannot recover the marketing, selling and administrative costs associated with the original sale and such costs generally exceed the cash received by Bluegreen from the buyer at the time of the sale. In addition, Bluegreen will need to incur such costs again in order to resell the VOI. Bluegreen updates its estimates of such future losses each quarter, and consequently, the charge against sales in a particular period may be impacted, favorably or unfavorably, by a change in expected losses related to notes originated in prior periods. In addition, defaults may cause buyers of, or lenders whose loans are secured by, Bluegreen’s VOI notes receivable to reduce the amount of availability or advance rates under receivables purchase and credit facilities, or result in an increase in the interest costs associated with such facilities. In such an event, the cost of financing may increase and Bluegreen may not be able to secure replacement or alternative financing on terms acceptable to Bluegreen, if at all, which would adversely affect Bluegreen’s earnings, financial position and liquidity.

Bluegreen’s VOI notes receivable financing facilities could be adversely affected if a particular VOI note receivable pool fails to meet certain performance ratios, which could occur if the default rate or other credit metrics of the underlying VOI notes receivable deteriorate. In addition, if Bluegreen offers financing to purchasers of VOIs with terms longer than those generally offered in the industry, Bluegreen may not be able to securitize those VOI financing receivables. Bluegreen’s ability to sell securities backed by its VOI notes receivable depends on the continued ability and willingness of capital market participants to invest in such securities. Asset-backed securities issued in its term securitization transactions could be downgraded by credit agencies in the future. If a downgrade occurs, Bluegreen’s ability to complete other securitization transactions on acceptable terms or at all could be jeopardized, and it could be forced to rely on other potentially more expensive and less attractive funding sources, to the extent available. Similarly, if other operators of vacation ownership products were to experience significant financial difficulties, or if the vacation ownership industry as a whole were to contract, Bluegreen could experience difficulty in securing funding on acceptable terms. The occurrence of any of the foregoing could adversely impact Bluegreen’s business and results, including, without limitation, by reducing the amount of financing Bluegreen is able to provide to VOI purchasers, which in turn may result in a reduction in VOI sales. As described above, the COVID-19 pandemic has had an adverse impact on its VOI notes receivable portfolio, which has resulted in an increase in Bluegreen’s allowance for loan losses and may result in additional increases or other adverse impacts in the future.

In addition, under the terms of Bluegreen’s pledged and receivable sale facilities, Bluegreen may be required, under certain circumstances, to replace receivables or to pay down the loan to within permitted loan-to-value ratios. Additionally, the terms of Bluegreen’s securitization transactions require it to repurchase or replace loans if it breaches any of the representations and warranties Bluegreen made at the time it sold the receivables. These agreements also often include terms providing for substantially all of its cash flow from Bluegreen’s retained interest in the receivable portfolios sold to be paid to the parties who purchased the receivables from Bluegreen in the event of defaults or delinquencies by customers in excess of stated thresholds, or if other performance thresholds are not met.

The ratings of third-party rating agencies could adversely impact Bluegreen’s ability to obtain, renew or extend credit facilities, or otherwise raise funds.

Rating agencies from time to time review prior specific transaction ratings in light of tightened ratings criteria. Further, specific securitization transactions are reviewed by third-party rating agencies. If rating agencies were to downgrade Bluegreen’s original ratings on certain bond classes in Bluegreen’s securitizations, holders of such bonds may be required to sell bonds in the marketplace, and such sales could occur at a discount, which could impact the perceived value of the bonds and Bluegreen’s ability to sell future bonds on favorable terms or at all. While Bluegreen is not aware of any reasonably likely downgrades to the ratings of bond classes in its securitizations, such ratings changes can occur without advance notice.

Bluegreen’s future success depends on its ability to market Bluegreen’s products and services successfully and efficiently, and Bluegreen’s marketing expenses have increased and may continue to increase in the future.

As previously described, Bluegreen competes for customers with hotel and resort properties, other vacation ownership resorts and alternative lodging options, including private rentals of homes, apartments or condominium units. The identification of sales prospects and leads, and the marketing of Bluegreen’s products and services to them are essential to Bluegreen’s success. Bluegreen incurs expenses associated with marketing programs in advance of the closing of sales. If Bluegreen’s lead identification and marketing efforts do not yield enough leads or Bluegreen is unable to successfully convert sales leads to sales, Bluegreen may be unable to recover the expense of its marketing programs and systems and its business, operating results and financial condition would be adversely affected. In addition, while sales to existing owners have increased recently, Bluegreen also continues to focus its marketing efforts on selling to new customers, which typically involves a relatively higher marketing cost compared to sales to existing owners. These efforts may result in increases in Bluegreen’s sales and marketing expenses. If Bluegreen is not successful in offsetting the cost increase with greater sales revenue, its operating results and financial condition would be adversely impacted. In addition, Bluegreen’s marketing efforts are subject to the risk of changing consumer behavior. Changes in consumer behavior may adversely impact the effectiveness of marketing efforts and strategies which Bluegreen has in place and it may not be able to timely and effectively respond to such changes. In addition, Bluegreen may not be able to continue to increase or maintain its level of sales to existing owners.

If Bluegreen is unable to develop or acquire VOI inventory or enter into and maintain fee-based service agreements or other arrangements to source VOI inventory, its business and results would be adversely impacted.

In addition to developed VOI sales, Bluegreen sources VOIs as part of its capital-light business strategy through fee-based service agreements with third-party developers and through JIT and secondary market arrangements. If Bluegreen is unable to develop or acquire resorts at the levels or in the time frames anticipated, or are unsuccessful in entering into agreements with third-party developers or others to source VOI inventory in connection with its capital-light business strategy, Bluegreen may experience a decline in VOI supply or an increase in VOI cost, which could have a negative impact on its results and operations and/or a decrease in sales. In addition, a decline in VOI supply and sales could result in a decrease in financing revenue that is generated by VOI sales and fee and rental revenue that is generated by Bluegreen’s management services.

Bluegreen’s capital-light activities, including fee-based sales and marketing arrangements, and JIT and secondary market sales activities, may not be successful or profitable, which would have an adverse impact on its results of operations and financial condition.

Bluegreen offers fee-based marketing, sales, resort management and other services to third-party developers, which Bluegreen believes enables it to leverage its expertise in sales and marketing, resort management, mortgage servicing, construction management and title services. Bluegreen intends to continue its capital-light business activities as such activities generally produce positive cash flow and typically require less capital investment than its traditional vacation ownership business. Bluegreen has attempted to structure these activities to cover its costs and generate a profit. Sales of third-party developers’ VOIs must generate sufficient cash to comply with the terms of Bluegreen’s financing obligations as well as to pay the fees or commissions due to Bluegreen. The third-party developers may not be able to obtain or maintain financing necessary to meet Bluegreen’s requirements, which could impact its ability to sell the developers’ inventory. While Bluegreen could attempt to utilize other arrangements, including JIT arrangements, where Bluegreen would utilize its receivable credit facilities in order to provide fee-based marketing and sales services, this would reduce the credit otherwise available to Bluegreen and impact profitability. Bluegreen commenced its capital-light activities largely during the “Great Recession” in response to poor economic conditions and its fee-based and other capital-light business activities in the future may be adversely impacted by changes in economic conditions such as the adverse impact of the COVID-19 pandemic. When Bluegreen performs fee-based sales and marketing services, it sells VOIs in resorts developed by third parties as an interest in the Vacation Club. This subjects Bluegreen to a number of risks typically associated with selling products developed by others under its own brand name, including litigation risks. Further, these arrangements may expose Bluegreen to additional risk as Bluegreen will not control development activities or timing of development completion. If third parties with whom it enters into agreements are not able to fulfill their obligations to Bluegreen, the inventory Bluegreen expects to acquire or market and sell on their behalf may not be available when expected or at all, or may not otherwise meet agreed-upon specifications. Further, if these third parties do not perform as expected and Bluegreen does not have access to the expected inventory or obtain access to inventory from alternative sources on a timely basis, its ability to maintain or increase sales levels would be adversely impacted.

Bluegreen also sells VOI inventory through secondary market arrangements which require low levels of capital deployment. In connection with secondary market sales, Bluegreen acquires VOI inventory from Bluegreen’s resorts’ HOAs, generally on a non-committed basis, in close proximity to the timing of when it intend to sell such VOIs. VOIs purchased from HOAs are typically obtained by the HOAs through foreclosure in connection with maintenance fee defaults and are generally acquired by Bluegreen at a discount. While Bluegreen intends to increase its secondary market sales efforts in the future, Bluegreen may not be successful in doing so, and these efforts may not result in Bluegreen achieving anticipated results. Further Bluegreen’s secondary market sales activities may subject it to negative publicity, which could adversely impact its reputation and business.

Bluegreen is subject to certain risks associated with its management of resort properties.

Through Bluegreen’s management of resorts and ownership of VOIs, Bluegreen is subject to certain risks related to the physical condition and operation of the managed resort properties in its network, including:

•the presence of construction or repair defects or other structural or building damage at any of these resorts, or resorts Bluegreen may develop in the future;

•any noncompliance with or liabilities under applicable environmental, health or safety regulations or requirements or building permit requirements relating to these resorts;

•any costs or damage to physical assets or interruption of access to physical assets or operations resulting from an outbreak of contagious diseases, such as the COVID-19 outbreak, or from natural disasters, such as hurricanes, earthquakes, fires, floods and windstorms, which may increase in frequency or severity due to climate change or other factors; and

•claims by employees, members and their guests for injuries sustained on these resort properties.

Some of these risks may be more significant in connection with the properties for which Bluegreen recently acquired management agreements, particularly any management agreements which were acquired from operators in financial distress. If an uninsured loss or a loss in excess of insured limits occurs as a result of any of the foregoing, Bluegreen may be forced to incur significant costs.

Additionally, a number of U.S. federal, state and local laws, including the Fair Housing Amendments Act of 1988 and the ADA, impose requirements related to access to and use by disabled persons of a variety of public accommodations and facilities. A determination that Bluegreen managed resorts are subject to, and that they are not in compliance with, these accessibility laws could result in a judicial order requiring compliance, imposition of fines or an award of damages to private litigants. If one of its managed resorts was required to make significant improvements as a result of non-compliance with these accessibility laws, assessments might be needed to fund such improvements, which additional costs may cause Bluegreen’s VOI owners to default on its consumer loans from Bluegreen or cease making required maintenance fee or assessment payments. Also, to the extent that Bluegreen holds interests in a particular resort, Bluegreen would be responsible for its pro rata share of the costs of such improvements. In addition, any new legislation may impose further burdens or restrictions on property owners with respect to access by disabled persons.

The resort properties that Bluegreen manages are subject to federal, state and local laws and regulations relating to the protection of the environment, natural resources and worker health and safety, including laws and regulations governing and creating liability relating to the management, storage and disposal of hazardous substances and other regulated materials and the cleanup of contaminated sites. The resorts are also subject to various environmental laws and regulations that govern certain aspects of Bluegreen’s ongoing operations. These laws and regulations control such things as the nature and volume of wastewater discharges, quality of water supply and waste management practices. To the extent that Bluegreen holds interests in a particular resort, Bluegreen would be responsible for its pro rata share of losses sustained by such resort as a result of a violation of any such laws and regulations.

In addition, Bluegreen may from time to time have disagreements with VOI owners and HOAs relating to the management services it provides. Failure to resolve such disagreements may result in litigation and additional costs. Further, disagreements with HOAs could also result in the loss of management contracts, which would negatively affect its revenue and results, and may also have an adverse impact on its ability to generate sales from existing VOI owners.

Bluegreen’s management contracts are typically structured as “cost-plus,” with an initial term of three years and automatic one year renewals. If a management contract is terminated or not renewed on favorable terms or is renegotiated in a manner adverse to Bluegreen, its revenue and cash flows would be adversely affected.

Bluegreen’s results of operations and financial condition may be materially and adversely impacted if Bluegreen does not continue to participate in exchange networks and other strategic alliances with third parties or if its customers are not satisfied with the networks in which Bluegreen participates or its strategic alliances.

Bluegreen believes that its participation in exchange networks and other strategic alliances and its Traveler Plus program make ownership of its VOIs more attractive by providing owners with the ability to take advantage of vacation experiences in addition to stays at its resorts. Bluegreen’s participation in the RCI exchange network allows Vacation Club owners to use their points to stay at over 4,200 participating resorts, based upon availability and the payment of a variable exchange fee. During the year ended December 31, 2020, approximately 4% of Vacation Club owners utilized the RCI exchange network for a stay of two or more nights. Bluegreen also has an exclusive strategic arrangement with Choice Hotels pursuant to which, subject to payments and conditions, certain of its resorts have been branded as part of Choice Hotels’ Ascend Hotel Collection. Vacation Club owners can convert their Vacation Club points into Choice Privileges points. Choice Privileges points can be used for stays at Choice Hotels’ properties. For a nominal annual fee and transactional fees, Vacation Club owners may also participate in Bluegreen’s Traveler Plus program, which enables them to use points to access an additional 44 direct exchange resorts and for other vacation experiences such as cruises. In addition, Traveler Plus members can directly use their Vacation Club points for stays at Choic e Hotels’ Ascend Hotel Collection properties, a network of historic and boutique hotels in the United States, Canada, Scandinavia and Latin America. Bluegreen may not be able to or desire to continue to participate in the RCI or direct exchange networks in the future or maintain or extend its other marketing and strategic networks, alliances and relationships. In addition, these networks, alliances and relationships, and Bluegreen’s Traveler Plus program, may not continue to operate effectively, and Bluegreen’s customers may not be satisfied with them. In addition, Bluegreen may not be successful in identifying or entering into new strategic relationships in the future. If any of these events should occur, Bluegreen’s results of operations and financial condition may be materially and adversely impacted.

If maintenance fees at Bluegreen’s resorts and/or Vacation Club dues are required to be increased, Bluegreen’s product could become less attractive, defaults could increase and its business could be harmed.

The maintenance fees, special assessments and Vacation Club dues that are levied by HOAs and the Vacation Club on VOI owners may increase as the costs to maintain and refurbish properties, and to keep properties in compliance with Bluegreen’s standards and applicable regulations, increase. Increases in such fees, assessments or dues could negatively affect customer satisfaction with its Vacation Club or otherwise adversely impact VOI sales to both new customers and existing VOI owners or could contribute to additional defaults.

Bluegreen’s strategic transactions and relationships may not be successful and may divert its management’s attention and consume significant resources.

Bluegreen intends to continue its strategy of selectively pursuing complementary strategic transactions and relationships. Bluegreen may also purchase management contracts, including from resort operators facing financial distress, and purchase VOI inventory at resorts that it does not manage, with the goal of acquiring sufficient VOI ownership at such a resort to become the manager of that resort. The successful execution of this strategy will depend on Bluegreen’s ability to identify and enter into the agreements necessary to take advantage of these potential opportunities, and to obtain any necessary financing. Bluegreen may not be able to do so successfully. In addition, Bluegreen’s management may be required to devote substantial time and resources to pursue these opportunities, which may divert their attention away from Bluegreen’s other operations.

Acquisitions and new strategic relationships involve numerous additional risks, including: (i) difficulty in integrating the operations and personnel of the acquired business or assets; (ii) potential disruption of Bluegreen’s ongoing business and the distraction of management from its day-to-day operations; (iii) difficulty entering markets and relationships in which Bluegreen has limited or no prior experience and in which competitors have a stronger market position; (iv) difficulty maintaining the quality of services that Bluegreen historically provided across new acquisitions; (v) potential legal and financial responsibility for liabilities of the acquired business or assets; (vi) potential overpayment in connection with transactions; (vii) increased expenses associated with transactions or an acquisition and amortizing any acquired intangible assets; (viii) risks associated with any debt incurred in connection with the financing of transaction; and (ix) challenges in implementing uniform standards, controls, procedures and policies throughout an acquired business.

Bluegreen is dependent on the managers of resorts not managed, owned or operated by Bluegreen to ensure that those properties meet its customers’ expectations.

In addition to stays at Bluegreen’s resorts, Vacation Club owners have access to other resorts and hotels as a result of Bluegreen’s participation in exchange programs and its other strategic alliances. Accordingly, Vacation Club owners have access to resorts that Bluegreen does not manage, own or operate. If those resorts are not maintained in a manner consistent with Bluegreen’s standards of quality or its Vacation Club owners are otherwise dissatisfied with those resorts, Bluegreen may be subject to customer complaints and its reputation and brand could be damaged. In addition, Bluegreen’s agreements with these resorts or their owners may expire, be terminated or not be renewed, or may be renegotiated in a manner adverse to Bluegreen, and Bluegreen may be unable to enter into new agreements that provide Vacation Club owners with equivalent access to additional resorts, any or all of which could materially adversely impact its business, operating results and financial condition.

The resale market for VOIs could adversely affect Bluegreen’s business.

Bluegreen believes that resales of VOIs in the secondary market generally are made at net sales prices below the original customer purchase prices. The relatively lower sales prices are partly attributable to the high marketing and sales costs associated with the initial sales of such VOIs. Accordingly, the initial purchase price of a VOI may be less attractive to prospective buyers and Bluegreen may compete with buyers who seek to resell their VOIs. While VOI resale clearing houses or brokers currently do not have a material impact on Bluegreen’s business, the availability of resale VOIs at lower prices, particularly if an organized and liquid secondary market develops, could adversely affect Bluegreen’s level of sales and sales prices, which in turn would adversely affect its business, financial condition and results of operations.

Bluegreen’s insurance policies may not cover all potential losses.

Bluegreen maintains insurance coverage for liability, property and other risks with respect to its operations and activities. While Bluegreen has comprehensive property and liability insurance policies with coverage features and insured limits that it believes are customary, market forces beyond Bluegreen’s control may limit the scope of the insurance coverage it can obtain or its ability to obtain coverage at reasonable rates. The cost of insurance may increase and Bluegreen’s coverage levels may decrease, which may affect its ability to maintain customary insurance coverage and deductibles at acceptable costs.

There is a limit as well as various sub-limits on the amount of insurance proceeds Bluegreen will receive in excess of applicable deductibles. If an insurable event occurs that affects more than one of its properties, the claims from each affected property may be considered together to determine whether the individual occurrence limit, annual aggregate limit or sub-limits, depending on the type of claim, have been reached. If the limits or sub-limits are exceeded, each affected property may only receive a proportional share of the amount of insurance proceeds provided for under the policy. Further, certain types of losses, generally of a catastrophic nature, such as earthquakes, hurricanes and floods, terrorist acts, and certain environmental matters, may be outside the general coverage limits of Bluegreen’s policies, subject to large deductibles, deemed uninsurable or too cost-prohibitive to justify insuring against. In addition, in the event of a substantial loss, the insurance coverage Bluegreen carries may not be sufficient to pay the full market value or replacement cost of the affected resort or in some cases may not provide a recovery for any part of a loss. As a result, Bluegreen could lose some or all of the capital it has invested in a property, as well as the anticipated future marketing, sales or revenue opportunities from the property. Further, Bluegreen could remain obligated under guarantees or other financial obligations related to the property despite the loss of product inventory, and its VOI owners could be required to contribute toward deductibles to help cover losses.

Bluegreen’s business may be adversely impacted by negative publicity, including information spread through social media.

The proliferation and global reach of social media continues to expand rapidly and could cause us to suffer reputational harm. The continuing evolution of social media presents new challenges and requires Bluegreen to keep pace with new developments, technology and trends. Negative posts or comments about Bluegreen, the properties it manages or its brands on any social networking or user-generated review website, including travel and vacation property websites, could affect consumer opinions of Bluegreen and its products, and Bluegreen cannot guarantee that it will timely or adequately redress such instances.

Risks Related to the Company’s Indebtedness

Changes to and replacement of the LIBOR benchmark interest rate could adversely affect the results of operations and liquidity.

In July 2017, the Financial Conduct Authority (the regulatory authority over LIBOR) stated they will plan for a phase out of regulatory oversight of LIBOR interest rate indices after 2021 to allow for an orderly transition to an alternate reference rate. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to LIBOR for promissory notes or other contracts that are currently indexed to LIBOR. The ARRC has proposed a market transition plan to SOFR from LIBOR and organizations are currently working on transition plans as it relates to derivatives and cash markets exposed to LIBOR. Although Bluegreen’s VOIs notes receivable are not indexed to LIBOR, as of December 31, 2020, the Company had $177.1 million of LIBOR indexed junior subordinated debentures, $40.5 million of LIBOR indexed receivable-backed notes payable and lines of credit and $127.5 million of LIBOR indexed lines of credit and notes payable (which are not receivable-backed) maturing in 2021 and after.  The Company is evaluating the potential impact that the eventual replacement of the LIBOR benchmark interest rate could have on its results of operations and liquidity.

The Company’s existing indebtedness, or indebtedness that it may incur in the future, could adversely impact its financial condition and results of operations, and the terms of its indebtedness may limit its activities.

The Company’s level of debt and debt service requirements have several important effects on its operations. Significant debt service cash requirements reduce the funds available for operations and future business opportunities and increase the vulnerability of the Company and Bluegreen to adverse economic and industry conditions, as well as conditions in the credit markets generally. In addition, Bluegreen’s leverage position increases its vulnerability to economic and competitive pressures and may limit funds available for acquisitions, working capital, capital expenditures, dividends, and other general corporate purposes. If new debt or other liabilities are added to Bluegreen’s current debt levels, the related risks that it faces could intensify. Further, the financial covenants and other restrictions contained in indentures, credit agreements and other agreements relating to Bluegreen’s indebtedness require Bluegreen to meet certain financial tests and may limit its ability to, among other things, pay dividends, borrow additional funds, dispose of assets or make investments. If Bluegreen fails to comply with the terms of its debt instruments, such debt may become due and payable immediately, which would have a material adverse impact on its cash position and financial condition. Significant resources may be required to monitor compliance with debt instruments (from a quantitative and qualitative perspective), and such monitoring efforts may not be effective in all cases. The Company may also incur substantial additional indebtedness in the future.

To the extent inflationary trends, tightened credit markets or other factors affect interest rates, the Company debt service costs may increase. If interest rates increased one percentage point, the effect on interest expense related to The Company’s variable-rate debt would be an annual increase of $3.0 million, based on balances as of December 31, 2020.

BVH or its subsidiaries may incur additional indebtedness.

BVH and its subsidiaries including Bluegreen have in the past and may in the future incur significant amounts of debt, including at Bluegreen. Further, additional indebtedness could have important effects on the Company, including that debt service requirements will reduce cash available for operations, future investment and acquisition opportunities and payments of dividends, and that increased leverage could impact the Company’s liquidity and increase its vulnerability to adverse economic or market conditions. Additionally, agreements relating to additional indebtedness could contain financial covenants and other restrictions limiting BVH’s operations and its ability to pay dividends, borrow additional funds or acquire or dispose of assets, and expose BVH to the risks of being in default of such covenants.

Risks Related to the Real Estate Industry and Real Estate Development

Bluegreen is subject to the risks of the real estate market and the risks associated with real estate development, including a decline in real estate values and a deterioration of other conditions relating to the real estate market and real estate development.

Real estate markets are cyclical in nature and highly sensitive to changes in national and regional economic conditions, including:

•levels of unemployment;

•levels of discretionary disposable income;

•levels of consumer confidence;

•the availability of financing;

•overbuilding or decreases in demand;

•interest rates; and

•federal, state and local taxation methods.

A deterioration in general economic conditions or in the real estate market would have a material adverse effect on Bluegreen’s business and in turn on the Company.

Bluegreen expects to seek to acquire more real estate inventory in the future. The availability of land for development of resort properties at favorable prices will be critical to Bluegreen’s profitability and the ability to cover its significant selling, general and administrative expenses, cost of capital and other expenses. If Bluegreen is unable to acquire such land or resort properties at a favorable cost, Bluegreen’s results of operations may be materially, adversely impacted. The profitability of Bluegreen’s real estate development activities is also impacted by the cost of construction, including the costs of materials and labor and other services. Should the cost of construction materials and services rise, the ultimate cost of Bluegreen’s future resorts inventory when developed could increase and have a material, adverse impact on its results of operations. Bluegreen is also exposed to other risks associated with development activities, including, without limitation:

•adverse conditions in the capital markets may limit its ability to raise capital for completion of projects or for development of future properties;

•construction delays, zoning and other local, state or federal governmental approvals, cost overruns, lender financial defaults, or natural disasters, such as earthquakes, hurricanes, floods, fires, volcanic eruptions and oil spills, increasing overall construction costs, affecting timing of project completion or resulting in project cancellations;

•any liability or alleged liability or resulting delays associated with latent defects in design or construction of projects Bluegreen developed or construct in the future adversely affecting its business, financial condition and reputation;

•failure by third-party contractors to perform for any reason, exposing Bluegreen to operational, reputational and financial harm; and

•the existence of any title defects in properties Bluegreen acquires.

In addition, the third-party developers from whom Bluegreen sources VOI inventory as part of its capital-light business strategy are exposed to such development-related risks and, therefore, the occurrence of such risks may adversely impact Bluegreen’s ability to acquire VOI inventory from them when expected or at all.

Environmental liabilities, including claims with respect to mold or hazardous or toxic substances, could have a material adverse impact on Bluegreen’s, and in turn the Company’s, financial condition and operating results.

Under various federal, state and local laws, ordinances and regulations, as well as common law, Bluegreen may be liable for the costs of removal or remediation of certain hazardous or toxic substances, including mold, located on, in or emanating from property that Bluegreen owns, lease or operate, as well as related costs of investigation and property damage at such property. These laws often impose liability without regard to whether Bluegreen knew of, or were responsible for, the presence of the hazardous or toxic substances. The presence of such substances, or the failure to properly remediate such substances, may adversely affect Bluegreen’s ability to sell or lease its property or to borrow money using such property or receivables generated from the sale of such property as collateral. Noncompliance with environmental, health or safety requirements may require Bluegreen to cease or alter operations at one or more of its properties. Further, Bluegreen may be subject to common law claims by third parties based on damages and costs resulting from violations of environmental regulations or from contamination associated with one or more of its properties.

Risks Related to Technology, Privacy and Intellectual Property Rights

Failure to maintain the integrity of internal or customer data could result in faulty business decisions or operational inefficiencies, damage the Company’s reputation and/or subject us to costs, fines or lawsuits.

Bluegreen collects and retains large volumes of internal and customer data, including social security numbers, credit card numbers and other personally identifiable information of Bluegreen’s customers in various internal information systems and information systems of its service providers. Bluegreen also maintains personally identifiable information about its employees. The integrity and protection of that customer, employee and company data is critical to Bluegreen. Bluegreen could make faulty decisions if that data is inaccurate or incomplete. Bluegreen’s customers and employees also have a high expectation that Bluegreen and its service providers will adequately protect their personal information. The regulatory environment as well as the requirements imposed on Bluegreen by the payment card industry surrounding information, security and privacy is also increasingly demanding, in both the United States and other jurisdictions in which Bluegreen operates. Bluegreen’s systems may be unable to satisfy changing regulatory and payment card industry requirements and employee and customer expectations, or may require significant additional investments or time in order to do so.

Bluegreen’s information systems and records, including those Bluegreen maintains with its service providers, may be subject to security breaches, cyber attacks, system failures, viruses, operator error or inadvertent releases of data. A significant theft, loss, or fraudulent use of customer, employee or company data maintained by Bluegreen or by a service provider could adversely impact its reputation and could result in remedial and other expenses, fines or litigation. A breach in the security of Bluegreen’s information systems or those of its service providers could lead to an interruption in the operation of its systems, resulting in operational inefficiencies and a loss of profits.

The cost involved in updating technology may be significant, and the failure to keep pace with developments in technology could impair Bluegreen’s operations or competitive position.

The vacation ownership and hospitality industries require the utilization of technology and systems, including technology utilized for sales and marketing, mortgage servicing, property management, brand assurance and compliance, and reservation systems. This technology requires continuous updating and refinements, including technology required to remain competitive and to comply with the legal requirements such as privacy regulations and requirements established by third parties. Bluegreen is taking steps to update its information technology platform, which has required, and is likely to continue to require, significant capital expenditures. Older systems which have not yet been updated may increase the risk of operational inefficiencies, financial loss and non-compliance with applicable legal and regulatory requirements and Bluegreen may not be successful in updating such systems in the time frame or at the cost anticipated. Further, as a result of the rapidly changing technological environment, systems which Bluegreen has put in place or expect to put in place in the near term may become outdated requiring new technology, and Bluegreen may not be able to replace those systems as quickly as its competition or within budgeted costs and time frames. Further, Bluegreen may not achieve the benefits that may have been anticipated from any new technology or system.

In addition, conversions to new information technology systems require effective change management processes and may result in cost overruns, delays or business interruptions. If Bluegreen’s information technology systems are disrupted, become obsolete or do not adequately support its strategic, operational or compliance needs, Bluegreen’s business, financial position, results of operations or cash flows may be adversely affected.

Bluegreen’s intellectual property rights, and the intellectual property rights of its business partners, are valuable, and the failure to protect those rights could have a significant adverse effect.

Bluegreen’s intellectual property rights, including existing and future trademarks, trade secrets and copyrights, are and will continue to be valuable and important assets of its business. Bluegreen believes that its proprietary technology, as well as Bluegreen’s other technologies and business practices, are competitive advantages and that any duplication by competitors would harm its business. Measures taken to protect Bluegreen’s intellectual property may not be sufficient or effective. Additionally, intellectual property laws and contractual restrictions may not prevent misappropriation of Bluegreen’s intellectual property. Finally, even if Bluegreen is able to successfully protect its intellectual property, others may develop technologies that are similar or superior to its technology. Bluegreen also generates a significant portion of its new sales prospects and leads through arrangements with third parties, including Bass Pro. The failure by Bluegreen or these third parties to protect their intellectual property rights could have a significant adverse effect.

General Risks

The market price of BVH’s Class A Common Stock and Class B Common Stock may be volatile or may decline regardless of BVH’s results.

The market price of BVH’s Class A Common Stock and Class B Common Stock may be volatile due to a number of factors, many of which are beyond BVH’s control, including those discussed in this “Risk Factors” section and under “Cautionary Note Regarding Forward-Looking Statements,” as well as the following:

•the failure of securities analysts to cover BVH’s Class A Common Stock or Class B Common Stock, or changes in financial estimates by analysts;

•the inability to meet the financial estimates of analysts who follow BVH’s Class A Common Stock or Class B Common Stock;

•strategic actions by BVH, Bluegreen or Bluegreen’s competitors;

•risks related to Bluegreen’s business and industry, including announcements by Bluegreen or its competitors of significant issues or significant acquisitions, joint marketing relationships, joint ventures or other transactions;

•introduction of new products or services by Bluegreen or its competitors;

•variations in BVH’s and Bluegreen’s quarterly operating results and those of Bluegreen’s competitors, including seasonal fluctuations;

•additions or departures of key personnel;

•general economic and stock market conditions;

•changes in conditions or trends in Bluegreen’s industry, markets or customers;

•regulatory and legal proceedings, investigations and developments;

•political developments;

•changes in accounting principles;

•changes in tax legislation and regulations;

•terrorist acts;

•accumulation of publicly held shares and the timing and amount of future purchase or sales of BVH’s Class A Common Stock, Class B Common Stock or other securities;

•defaults under agreements governing BVH’s or Bluegreen’s indebtedness; and

•investor perceptions with respect to BVH’s Class A Common Stock and Class B Common Stock relative to other investment alternatives.

Adverse outcomes in legal or other regulatory proceedings, including claims of non-compliance with applicable regulations or development-related defects, could adversely affect the Company’s financial condition and operating results.

In the ordinary course of business, the Company is subject to litigation and other legal and regulatory proceedings, which result in significant expenses and devotion of time and the Company may agree to indemnify third parties or Bluegreen’s strategic partners from damages or losses associated with such risks. In addition, litigation is inherently uncertain and adverse outcomes could adversely affect the Company’s financial condition and operating results.

Bluegreen engages third-party contractors to construct its resorts. However, customers may assert claims against Bluegreen for construction defects or other perceived development defects, including, without limitation, structural integrity, the presence of mold as a result of leaks or other defects, water intrusion, asbestos, electrical issues, plumbing issues, road construction, water and sewer defects and defects in the engineering of amenities. In addition, certain state and local laws may impose liability on property developers with respect to development defects discovered in the future. Bluegreen could have to accrue a significant portion of the cost to repair such defects in the quarter when such defects arise or when the repair costs are reasonably estimable.

Costs associated with litigation, including claims for development-related defects, and the outcomes thereof could adversely affect the Company’s liquidity, financial condition and operating results.

The loss of the services of key management and personnel could adversely affect the business.

The success of Bluegreen and in turn the Company will depend on its ability to attract and retain experienced and knowledgeable management and other professional staff, and it may not be successful in doing so. If its efforts to retain and attract key management and other personnel are unsuccessful, its business, prospects, and the Company’s results of operations and financial condition may be materially and adversely impacted.

There are inherent uncertainties involved in estimates, judgments and assumptions used in the preparation of financial statements in accordance with GAAP. Any changes in estimates, judgments and assumptions used could have a material adverse impact on the Company’s operating results and financial condition.

Consolidated financial statements prepared in accordance with GAAP involve making estimates, judgments and assumptions. These estimates, judgments and assumptions include, but are not limited to, those related to future cash flows, which in turn are based upon expectations of future performance given current and projected forecasts of the economy in general and the real estate markets. If any estimates, judgments or assumptions change in the future, including in the event that the Company’s performance does not otherwise meet its expectations, the Company may be required to record impairment charges against its earnings, which could have a material adverse impact on the Company’s operating results and financial condition. In addition, GAAP requirements as to how certain estimates are made may result, for example, in asset valuations which ultimately would not be realized if the Company were to attempt to sell the asset.

If the Company fails to maintain proper and effective internal controls, the Company’s ability to produce accurate and timely financial statements could be impaired, which could harm its operating results, the Company’s ability to operate its business and its reputation.

As a Securities and Exchange Commission (“SEC”) reporting company, the Company is required to, among other things, maintain a system of effective internal control over financial reporting and to provide annual management reports on the effectiveness of the Company’s internal control over financial reporting. Ensuring that the Company has adequate internal financial and accounting controls and procedures in place so that the Company can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Substantial work and expenses may continue to be required to implement, document, assess, test and, as necessary, remediate the Company’s system of internal controls.

If the Company’s internal controls over financial reporting are not effective, if the Company is not able to issue its financial statements in a timely manner or if the Company is not able to obtain the required audit or review of its financial statements by the Company’s independent registered public accounting firm in a timely manner, the Company will not be able to comply with the periodic reporting requirements of the SEC and the listing requirements of the NYSE. If these events occur, the listing of the Company’s common stock on the NYSE could be suspended or terminated and the Company’s stock price could materially suffer. In addition, the Company or members of its management could be subject to investigation and sanction by the SEC and other regulatory authorities and to shareholder lawsuits, which could impose significant additional costs on the Company and divert management attention.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

BVH’s principal executive office is currently located at 401 East Las Olas Boulevard, Suite 800, Fort Lauderdale, Florida, 33301, and is occupied under a lease with an expiration date of February 28, 2021. Starting March 1, 2021, it is anticipated that BVH’s principal executive office location will be the same as Bluegreen’s principal executive office location detailed below.

Bluegreen’s principal executive office is located at 4960 Conference Way North, Suite 100, Boca Raton, Florida 33431, and consists of approximately 120,838 square feet of leased space. At December 31, 2020, Bluegreen also maintained sales offices at or near 24 of its resorts as well as regional administrative offices in Orlando, Florida, Knoxville, Tennessee and Indianapolis, Indiana. For information regarding resort properties that are a part of Bluegreen’s Vacation Club, please see “Item 1. Business - Products - Vacation Club Resorts.”

Item 3. Legal Proceedings.

For a description of material pending legal proceedings, please see Note 12, Commitments and Contingencies, to the Company’s audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated by reference into this “Legal Proceedings” section.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

BVH’s Class A Common Stock and Class B Common Stock have substantially identical terms, except as follows:

•Under Florida law and BVH’s Articles of Incorporation and Bylaws, holders of BVH’s Class A Common Stock and Class B Common Stock vote together as a single class on most matters presented for a shareholder vote. On such matters, holders of BVH’s Class A Common Stock are entitled to one vote for each share held, with all holders of Class A Common Stock possessing in the aggregate 22% of the total voting power. Holders of Class B Common Stock have the remaining 78% of the total voting power. If the number of shares of Class B Common Stock outstanding decreases to 360,000 shares, the Class A Common Stock’s aggregate voting power will increase to 40%, and the Class B Common Stock will have the remaining 60%. If the number of shares of Class B Common Stock outstanding decreases to 280,000 shares, the Class A Common Stock’s aggregate voting power will increase to 53%, and the Class B Common Stock will have the remaining 47%. If the number of shares of Class B Common Stock outstanding decreases to 100,000 shares, the fixed voting percentages will be eliminated, and holders of BVH’s Class A Common Stock and holders of BVH’s Class B Common Stock will each be entitled to one vote per share.

•Each share of Class B Common Stock is convertible at the option of the holder thereof into one share of Class A Common Stock.

In addition to any other approval required by Florida law, the voting structure described in the first bullet point above may not be amended without the approval of holders of a majority of the outstanding shares of BVH’s Class B Common Stock, voting as a separate class. Holders of BVH’s Class B Common Stock also have certain other special voting rights with respect to matters affecting BVH’s capital structure and the Class B Common Stock.

Market Information

BVH’s Class A Common Stock trades on the New York Stock Exchange (“NYSE”) under the ticker symbol “BVH,” and BVH’s Class B Common Stock is quoted on the OTCQX Best Market under the ticker symbol “BVHBB.”

On February 26, 2021, there were approximately 171 record holders of BVH’s Class A Common Stock and approximately 69 record holders of BVH’s Class B Common Stock.

Issuer Purchases of Equity Securities

On June 13, 2017, BVH’s board of directors approved a share repurchase program which authorizes the repurchase of up to 1,000,000 shares of BVH’s Class A Common Stock and Class B Common Stock at an aggregate cost of up to $35 million. The June 2017 repurchase program authorizes management, at its discretion, to repurchase shares from time to time subject to market conditions and other factors.

As of December 31, 2020, 950,097 shares of BVH’s Class A Common Stock have been repurchased for approximately $25.4 million under the June 2017 share repurchase program, of which 64,319 shares were repurchased in 2017 for an aggregate purchase price of $2.4 million, 240,000 shares were repurchased in 2018 for an aggregate purchase price of $7.6 million, and 645,778 shares were repurchased in 2019 for an aggregate purchase price of $15.4 million.

In April 2018, BVH completed a cash tender offer pursuant to which it purchased and retired 1,297,297 shares of its Class A Common Stock at a purchase price of $46.25 per share for an aggregate purchase price of approximately $60.1 million, inclusive of acquisition costs.

Equity Compensation Plan Information

The following table lists awards previously granted and outstanding, and securities authorized for issuance, under BVH’s equity compensation plans at December 31, 2020:

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants or Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants or Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Outstanding Options, Warrants, or Rights)
Equity compensation plans
approved by
shareholders	—	—	75,054

Equity compensation plans
not approved by share
holders	—	—	—
Total	—	—	75,054

Prior to the spin-off of BBX Capital, BVH’s Compensation Committee approved the acceleration of vesting of all unvested restricted Class A and Class B Common Stock awards that were previously granted by BVH, all of which were held by BVH’s executive officers. While equity based compensation decisions are determined by BVH’s Compensation Committee, it is not currently anticipated that BVH will grant equity-based compensation in the future.

Item 6. Selected Financial Data.

Not applicable.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis together with the Company’s audited consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K. The following discussion contains forward-looking statements, including those that reflect or implied by plans, estimates and beliefs. Actual results could differ materially from those discussed in or implied by the forward-looking statements. Factors that could cause or contribute to these differences include, without limitation, those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.”

Company Overview

As a result of the spin-off of the Company’s other businesses and investments on September 30, 2020 discussed below (which are now reported as discontinued operations), the Company is a “pure” holding company whose primary asset is its ownership of approximately 93% of the outstanding common stock of Bluegreen Vacations Corporation, a leading vacation ownership company that markets and sells vacation ownership interests (“VOIs”) and manages resorts in popular leisure and urban destinations.

As of December 31, 2020, the Company had total consolidated assets of approximately $1.3 billion and shareholders’ equity of approximately $187.9 million.

Spin-Off

On September 30, 2020, the Company completed the spin-off of its wholly-owned subsidiary, BBX Capital, Inc. (“BBX Capital”). The spin-off separated BVH’s businesses, activities, and investments into two separate, publicly-traded companies: (i) the Company, which continues to hold BVH’s investment in Bluegreen, and (ii) BBX Capital, which holds all of BVH’s other previous businesses and investments, including BBX Capital Real Estate LLC (“BBX Capital Real Estate” or “BBXRE”), BBX Sweet Holdings, LLC (“BBX Sweet Holdings”), and Renin Holdings, LLC (“Renin”). BBX Capital and its subsidiaries are presented as discontinued operations in the Company’s financial statements. Subsequent to the spin-off, BVH’s operating expenses, excluding the interest on the debt described below, are limited to executive compensation and public company costs, which in the aggregate are expected to be approximately $2.0 million annually.

The spin-off was effected through a distribution of shares of BBX Capital’s common stock to the Company’s shareholders on September 30, 2020. The BVH shareholders received one share of BBX Capital’s Class A Common Stock for each share of BVH’s Class A Common Stock and one share of BBX Capital’s Class B Common Stock for each share of BVH’s Class B Common Stock held on September 22, 2020, the record date. As a result, BVH ceased to have any ownership interest in BBX Capital following the Spin-Off.

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

Reverse Stock Split

In July 2020, the Company effected a one-for-five reverse split of its Class A Common Stock and Class B Common Stock. The share and per share amounts described herein have been retroactively adjusted to reflect the one-for-five reverse stock split as if it had occurred as of the earliest period presented.

Summary of Consolidated Results of Operations

Consolidated Results

The following summarizes key financial highlights for the year ended December 31, 2020 compared to the year ended 2019:

•Total consolidated revenues of $519.5 million, a 29.6% decrease compared to 2019.

•Loss before income taxes from continuing operations of $46.8 million compared to income of $8.2 million during 2019.

•Net loss attributable to common shareholders of $80.5 million compared to income of $17.7 million during 2019.

•Diluted loss per share from continuing operations of $2.82 compared to a diluted earnings per share of $0.75 in 2019.

The Company’s consolidated results from continuing operations for the year ended December 31, 2020 compared to 2019 were significantly impacted by the following:

•A decrease in the Company’s revenues primarily attributable to the impact of the COVID-19 pandemic on its operations.

•A net decrease in selling, general and administrative expenses primarily attributable to steps taken to mitigate costs implemented by Bluegreen in the 2020 period in response to the COVID-19 pandemic, including permanent and temporary reductions in workforce.

•An increase in Bluegreen’s allowance for loan losses in 2020 based on the estimated impact of the COVID-19 pandemic.

•The recognition of a $39.1 million charge in 2019 associated with Bluegreen’s settlement agreement with Bass Pro in June 2019.

The following summarizes key financial highlights for the year ended December 31, 2019 compared to the year ended 2018:

•Total consolidated revenues of $737.8 million, a 0.5% increase compared to 2018.

•Income before income taxes from continuing operations of $8.2 million compared to income of $73.8 million in 2018.

•Net loss attributable to common shareholders of $17.7 million, a 49.6% decrease compared to 2018.

•Diluted loss per share from continuing operations of $0.75 pr diluted share compared to a diluted earnings per share from continuing operations of $1.39 in 2018.

The Company’s consolidated results from continuing operations for the year ended December 31, 2019 compared to the same 2018 period were significantly impacted by the following:

•The recognition of a $39.1 million charge in the 2019 period associated with Bluegreen’s settlement agreement with Bass Pro in June 2019.

•An increase in Bluegreen’s net carrying cost of VOI inventory primarily due to Bluegreen’s acquisition of the Éilan Hotel and Spa during April 2018 and higher net costs associated with Bluegreen’s owning a larger amount of inventory and increasing the allocation of available inventory to marketing guests.

•A net decrease in Bluegreen’s system-wide sales of VOIs and an increase in the provision for loan losses.

Segment Results

As a result of the previously described spin-off of its non-Bluegreen assets and businesses on September 30, 2020, BVH currently reports the results of its business activities through the following reportable segments: Sales of VOIs and financing and Resort Operations and Club Management.

Information regarding income before income taxes by reportable segment is set forth in the table below:

	For the Years Ended December 31,
	2020	2019	2018
(in thousands)
Sales of VOIs and financing	$35,670	$96,868	$164,237
Resort operations and club management	63,240	52,459	51,800
Corporate and other	(80,081)	(91,063)	(87,144)
BVH corporate	(65,603)	(50,085)	(55,107)
(Loss) income before income taxes from continuing operations	(46,774)	8,179	73,786
Benefit (provision) for income taxes	2,368	(7,525)	(26,393)
Net (loss) income from continuing operations	(44,406)	654	47,393
Discontinued operations	(32,759)	31,449	8,400
Net (loss) income	(77,165)	32,103	55,793
Less: Net income (loss) attributable to noncontrolling
interest - continued operations	8,186	14,636	20,956
Less: Net income (loss) attributable to noncontrolling
interest - discontinued operations	(4,822)	(224)	(265)
Net (loss) income attributable to shareholders	(80,529)	17,691	35,102

Executive Overview

The Company is a Florida holding Company which owns approximately 93% of Bluegreen. Substantially all of its operating and activities related to the operations and activities of Bluegreen. Bluegreen is a leading vacation ownership company that markets and sells VOIs and manages resorts in popular leisure and urban destinations. Bluegreen’s resort network includes 45 Club Resorts (resorts in which owners in its Vacation Club have the right to use most of the units in connection with their VOI ownership) and 23 Club Associate Resorts (resorts in which owners in its Vacation Club have the right to use a limited number of units in connection with their VOI ownership). These Club Resorts and Club Associate Resorts are primarily located in high-volume, “drive-to” vacation locations, including Orlando, Las Vegas, Myrtle Beach, Charleston and New Orleans, among others. Through Bluegreen’s points-based system, the approximately 218,000 owners in Bluegreen’s Vacation Club have the flexibility to stay at units available at any of Bluegreen’s resorts and have access to over 11,300 other hotels and resorts through partnerships and exchange networks. Bluegreen’s sales and marketing platform is supported by marketing relationships with nationally-recognized consumer brands, such as Bass Pro and Choice Hotels. These marketing relationships drive sales within the Company’s core demographic.

Impact of the COVID-19 Pandemic

Initial Impact and Response

The COVID-19 pandemic has resulted in an unprecedented disruption in the U.S. economy and the travel, hospitality and vacation ownership industries due to, among other things, resort closures, travel restrictions and restrictions on business operations, including government guidance and restrictions with respect to travel, public accommodations, social gatherings and related matters. The Company’s operations have been and continue to be adversely impacted by the pandemic. On March 23, 2020, Bluegreen temporarily closed all of its VOI sales centers, its retail marketing operations at Bass Pro Shops and Cabela’s stores and outlet malls, and its Choice Hotels call transfer program. In connection with these actions Bluegreen canceled existing owner reservations through May 15, 2020 and new prospect guest tours through June 30, 2020. Further, some of Bluegreen’s Club Resorts and Club Associate Resorts were closed in accordance with government mandates and advisories. Beginning in mid-May 2020, Bluegreen recommenced its sales and marketing operations and its closed resorts began to welcome guests as government mandates were lifted. By December 31, 2020, Bluegreen was operating marketing kiosks in a total of 98 Bass Pro and Cabela’s stores, Bluegreen had reactivated its Choice Hotels call transfer program, all of its resorts were open, and all but two of its VOI sales centers were open. However, there is no assurance that Bluegreen’s marketing operations at Bass Pro or Cabela’s stores, or its VOI sales centers will remain open, including in the event of an increase in COVID-19 cases. Additionally, reflecting the temporary cessation of marketing activities in the beginning months of COVID-19 pandemic in general, Bluegreen’s pipeline of vacation packages was 121,900 at December 31, 2020 compared to 169,300 at December 31, 2019. However, utilization of the packages has been significantly lower as purchasers have not traveled at the same pace as was traveled pre-pandemic. For more detailed information please see “Results of Operations” included in Part II – Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As a result of the effect of the pandemic, Bluegreen implemented steps to mitigate its costs beginning in March 2020, including reductions of over 1,700 positions and the placement of another approximate 3,200 of Bluegreen’s associates on temporary furlough or reduced work hours. As of December 31, 2020, approximately 3,200 associates had returned to work on a full-time basis for a total of approximately 4,600 full-time associates compared to approximately 5,900 full-time associates as of December 31, 2019. As a result of the effect of the COVID-19 pandemic, during the year ended December 31, 2020, Bluegreen incurred $5.0 million in severance and $14.3 million of payroll and payroll benefit expense relating to employees on temporary furlough or reduced work hours. These payments and expenses are included in selling, general and administrative expenses in the Company’s consolidated statements of operations and comprehensive income for the year ended December 31, 2020. While Bluegreen paid a special cash dividend of $1.19 per share during August 2020, it suspended the payment of regular quarterly cash dividends during the second quarter of 2020 and there is no assurance that Bluegreen will recommence paying regular dividends or pay additional special dividends in the future.

As a precautionary measure to provide additional liquidity if needed, in March 2020, Bluegreen drew down $60.0 million under its lines-of-credit and pledged or sold receivables under certain of its receivable backed facilities to increase its cash position. As of December 31, 2020, Bluegreen repaid the $60.0 million borrowed under Bluegreen’s lines-of-credit. Also, in June 2020, Bluegreen amended its Liberty Bank Facility to extend the advance period and maturity date, reduced the outstanding borrowings from $50.0 million to $40.0 million, decreased the advance rate from 85% for qualified conforming receivables to 80% effective September 2020 and, commencing July 1, 2020, changed the interest rate from the Prime Rate with a floor of 4.00% to the Prime Rate minus 0.10% with a floor of 3.40%. In September 2020, Bluegreen amended its NBA Receivables Facility to extend the advance period and maturity date, decreased the advance rate from 85% for qualified receivables to 80%, and changed the interest rate from one month LIBOR plus 2.75% (with an interest rate floor of 3.50%) to one month LIBOR plus 2.25% (with an interest rate floor of 3.00%). In October 2020, Bluegreen completed the 2020-A Term Securitization, a private offering and sale of approximately $131.0 million of investment-grade, VOI receivable backed notes (the “Notes”) at an overall blended interest rate of approximately 2.60%. The gross advance rate for this transaction was 88.0% and the Notes mature in February 2036. Proceeds from the 2020-A Term Securitization were used to paydown approximately $82.1 million owed on existing receivable-backed facilities, (thus creating additional availability on those facilities), to capitalize a reserve fund, to pay fees and expenses associated with the transaction, and for general corporate purposes. In December 2020, Bluegreen amended its Quorum Purchase Facility to extend the advance period from December 2020 to December 2022 and extend the maturity date from December 2032 to December 2034. Bluegreen continues to actively pursue additional credit facility capacity and capital market transactions. For more detailed information please see “Liquidity and Capital Resources” included in Part II – Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Bluegreen has historically provided financing to customers for a majority of its sales of VOIs, and accordingly, our results are subject to the risk of defaults by its customers. GAAP requires sales of VOIs are reduced by Bluegreen’s estimate of uncollectible VOI notes receivable. The COVID-19 pandemic has had a material adverse impact on unemployment in the United States and economic conditions in general and the impact may continue for some time. Bluegreen believes that the COVID-19 pandemic will continue to have an impact on the collectability of Bluegreen’s VOI notes receivable. Accordingly, the estimate of defaults for the 2021 year was increased by approximately $6.0 million, based on historical experience, forbearance requests received from customers, and other factors, including but not limited to, the seasoning of the notes receivable and FICO scores of the customers. The impact of the COVID-19 pandemic on Bluegreen’s default or delinquency rates as it is rapidly changing and highly uncertain.

The Coronavirus Aid, Relief, and Economic Securities Act (“CARES Act”) was signed into law on March 27, 2020 in response to the COVID-19 pandemic. As of December 31, 2020, the Company evaluated the income tax provisions of the CARES Act and determined they had no significant effect on the computation of the Company’s estimated effective tax rate for the year ended December 31, 2020. However, the Company has taken advantage of the deferral of the employer portion of the tax withholding amounts and the employee retention tax credits provided for in the

CARES Act. During the year ended December 31, 2020, Bluegreen recorded a tax withholding deferral of $8.6 million and employee retention tax credits of $7.1 million, which is included in selling, general and administrative expenses in its consolidated statements of operations and comprehensive income for the year ended December 31, 2020.

Continued Impact of COVID-19 on our Business

Bluegreen continues to experience lower travel rates especially to high traffic destinations such as Orlando and Las Vegas. The occupancy rates at resorts with sales centers during the fourth quarter of 2020 was approximately 71% as compared to 80% during the fourth quarter of 2019. This trend of reduced travel was also reflected in utilization of vacation packages especially for those vacation packages sold prior to the COVID-19 pandemic.

VOI Sales and Financing

Bluegreen’s primary business is the marketing and selling of deeded VOIs, developed either by Bluegreen or third parties. Customers who purchase these VOIs receive an annual allotment of points, which can be redeemed for stays at one of Bluegreen’s resorts or at 11,300 other hotels and resorts available through partnerships and exchange networks. Historically, VOI companies have funded the majority of the capital investment in connection with resort development with internal resources and acquisition and development financing. In 2009, Bluegreen began selling VOIs on behalf of third-party developers and successfully diversified from a business model focused on capital-intensive resort development to a flexible model with a balanced mix of developed and capital-light inventory as determined by management to be appropriate from time to time based on market and economic conditions, available cash, and other factors. Bluegreen’s relationships with third-party developers enable it to generate fees from the sales and marketing of their VOIs without incurring the significant upfront capital investment generally associated with resort acquisition or development. While sales of acquired or developed inventory typically result in a greater contribution to EBITDA and Adjusted EBITDA, fee-based sales typically do not require an initial investment or involve development financing risk. Both acquired or developed VOI sales and fee-based VOI sales drive recurring, incremental and long-term fee streams by adding owners to Bluegreen’s Vacation Club and new resort management contracts. Fee-based sales of VOIs comprised 37% and 50% of system-wide sales of VOIs during the year ended December 31, 2020 and 2019, respectively. While Bluegreen intends to remain flexible with respect to its sales of the different categories of its VOI inventory in the future based on economic conditions, business initiatives and other considerations, Bluegreen currently expects that its percentage of fee-based sales will continue to decrease over time. In conjunction with Bluegreen VOI sales, Bluegreen also generates interest income by providing financing to qualified purchasers. Collateralized by the underlying VOIs, Bluegreen’s loans are generally structured as 10-year, fully-amortizing loans with a fixed interest rate ranging from approximately 12% to approximately 18% per annum. As of December 31, 2020, the weighted-average interest rate on Bluegreen’s VOI notes receivable was 15%. In addition, Bluegreen earns fees for various other services, including title and escrow services in connection with the closing of VOI sales, and mortgage servicing.

Resort Operations and Club Management

Bluegreen enters into management agreements with the homeowner associations (“HOAs”) that maintain most of the resorts and earns fees for providing management services to those HOAs and Bluegreen’s approximately 218,000 Vacation Club owners. These resort management services include oversight of housekeeping services, maintenance, and certain accounting and administration functions. Bluegreen’s management contracts yield highly predictable, recurring cash flows and do not have the traditional risks associated with hotel management contracts that are linked to daily rate or occupancy. Bluegreen’s management contracts are typically structured as “cost-plus,” with an initial term of three years and automatic one year renewals. In connection with the management services provided to the Vacation Club, Bluegreen manages the reservation system and provides owner, billing and collection services. In addition to resort and club management services, Bluegreen earns fees for various other services that produce recurring, predictable and long term-revenue, including construction management services to third-party developers. As described above, while some of Bluegreen’s Club Resorts and Club Associate Resorts were closed during March 2020 in response to the COVID-19 pandemic, all were subsequently reopened as of December 31, 2020 and currently remain open.

Principal Components Affecting the Our Results of Operations

Principal Components of Revenue

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

Resort Operations and Club Management Revenue. Represents recurring fees from managing the Vacation Club and transaction fees for Traveler Plus and other member services. Bluegreen also earns recurring management fees under its management agreements with HOAs for day-to-day management services, including oversight of housekeeping services, maintenance, and certain accounting and administrative functions.

Other Fee-Based Services. Represents revenue earned from various other services that produce recurring, predictable and long-term revenue, such as title services.

Principal Components of Expenses

Cost of VOIs Sold. Represents the cost at which Bluegreen’s owned VOIs sold during the period were relieved from inventory. In addition to inventory from Bluegreen’s VOI business, Bluegreen’s owned VOIs also include those that were acquired by Bluegreen under JIT and secondary market arrangements. Compared to the cost of Bluegreen’s developed VOI inventory, VOIs acquired in connection with JIT arrangements typically have a relatively higher associated cost of sales as a percentage of sales while those acquired in connection with secondary market arrangements typically have a lower cost of sales as a percentage of sales as secondary market inventory is generally obtained from HOAs at a significant discount to retail price. Cost of VOIs sold as a percentage of sales of VOIs varies between periods based on the relative costs of the specific VOIs sold in each period and the size of the point packages of the VOIs sold (primarily due to offered volume discounts, and taking into account consideration of cumulative sales to existing owners). Additionally, the effect of changes in estimates under the relative sales value method, including estimates of projected sales, future defaults, upgrades and incremental revenue from the resale of repossessed VOI inventory, are reflected on a retrospective basis in the period the change occurs. Cost of sales is typically favorably impacted in periods where a significant amount of secondary market VOI inventory is acquired and actual defaults and equity trades are higher and the resulting change in estimate is recognized. While Bluegreen believes that there is additional inventory that can be obtained through the secondary market at favorable prices to Bluegreen in the future, there is no assurance that such inventory will be available.

Net Carrying Cost of VOI Inventory. Represents the maintenance fees and developer subsidies for unsold VOI inventory paid or accrued to the HOAs that maintain the resorts. Bluegreen attempts to offset this expense, to the extent possible, by generating revenue from renting its VOIs and through utilizing them in Bluegreen’s sampler programs. Bluegreen nets such revenue from this expense item.

Selling and Marketing Expense. Represents costs incurred to sell and market VOIs, including costs relating to marketing and incentive programs, tours, and related wages and sales commissions. Revenue from vacation package sales are netted against selling and marketing expenses.

Financing Expense. Represents financing interest expense related to Bluegreen’s receivable-backed debt, amortization of the related debt issuance costs and other expenses incurred in providing financing and servicing loans, including administrative costs associated with mortgage servicing activities for Bluegreen’s loans and the loans of certain third-party developers. Mortgage servicing activities include, among other things, payment processing, reporting and collection services.

Resort Operations and Club Management Expense. Represents costs incurred to manage resorts and the Vacation Club, including payroll and related costs and other administrative costs to the extent not reimbursed by the Vacation Club or HOAs.

General and Administrative Expense. Primarily represents compensation expense for personnel supporting Bluegreen’s business and operations, professional fees (including consulting, audit and legal fees), and administrative and related expenses.

Key Business and Financial Metrics Used by Management

Operating Metrics

Sales of VOIs. Represent sales of Bluegreen’s owned VOIs, including developed VOIs and those acquired through JIT and secondary market arrangements, reduced by equity trade allowances and an estimate of uncollectible VOI notes receivable. In addition to the factors impacting system-wide sales of VOIs (as described below), sales of VOIs are impacted by the proportion of system-wide sales of VOIs sold on behalf of third-parties on a commission basis, which are not included in sales of VOIs.

System-wide Sales of VOIs. Represents all sales of VOIs, whether owned by Bluegreen or a third party immediately prior to the sale. Sales of VOIs owned by third parties are transacted as sales of VOIs in Bluegreen’s Vacation Club through the same selling and marketing process Bluegreen uses to sell Bluegreen’s VOI inventory. Bluegreen considers system-wide sales of VOIs to be an important operating measure because it reflects all sales of VOIs by Bluegreen’s sales and marketing operations without regard to whether Bluegreen or a third party owned such VOI inventory at the time of sale. System-wide sales of VOIs is not a recognized term under GAAP and should not be considered as an alternative to sales of VOIs or any other measure of financial performance derived in accordance with GAAP or to any other method of analyzing Bluegreen’s results as reported under GAAP.

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

For further information see Item 8. Financial Statements and Supplementary Data – Note 2: Basis of Presentation and Recently Issued Accounting Pronouncements

EBITDA and Adjusted EBITDA

EBITDA, Adjusted EBITDA, and Adjusted EBITDA Attributable to Shareholders. Bluegreen’s EBITDA is defined as earnings, or net income, before taking into account interest income (excluding interest earned on VOI notes receivable), interest expense (excluding interest expense incurred on debt secured by Bluegreen’s VOI notes receivable), income and franchise taxes and depreciation and amortization. Bluegreen Adjusted EBITDA is defined as its EBITDA, adjusted to exclude amounts of loss (gain) on assets held for sale, and other items that Bluegreen believes are not representative of ongoing operating results. Accordingly, Bluegreen excludes certain items such as severance charges net of employee retention tax credits, incremental costs associated with the COVID-19 pandemic, and amounts accrued or incurred in connection with the Bass Pro settlement in June 2019. Bluegreen Adjusted

EBITDA Attributable to Shareholders is defined as its Adjusted EBITDA excluding amounts attributable to the non-controlling interest in Bluegreen/Big Cedar Vacations (in which Bluegreen owns a 51% interest). For purposes of Bluegreen’s calculation of EBITDA, Adjusted EBITDA and Adjusted EBITDA Attributable to Shareholders for each period presented, no adjustments were made for interest income earned on Bluegreen’s VOI notes receivable or the interest expense incurred on debt that is secured by such notes receivable because they are both considered to be part of the ordinary operations of Bluegreen’s business.

The Company considers Bluegreen’s EBITDA, Adjusted EBITDA, and Adjusted EBITDA Attributable to Shareholders and Segment Adjusted EBITDA to be indicators of operating performance, and they are used by the Company to measure its ability to service debt, fund capital expenditures and expand its business. EBITDA and Adjusted EBITDA are also used by companies, lenders, investors and others because they exclude certain items that can vary widely across different industries or among companies within the same industry. For example, interest expense can be dependent on a company’s capital structure, debt levels and credit ratings. Accordingly, the impact of Bluegreen’s interest expense on earnings can vary significantly among companies. The tax positions of companies can also vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the jurisdictions in which they operate. As a result, effective tax rates and provision for income taxes can vary considerably among companies. EBITDA, Adjusted EBITDA, and Adjusted EBITDA Attributable to Shareholders also exclude depreciation and amortization because companies utilize productive assets of different ages and use different methods of both acquiring and depreciating productive assets. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies.

EBITDA, Adjusted EBITDA and Adjusted EBITDA Attributable to Shareholders are not recognized terms under GAAP and should not be considered as an alternative to net income (loss) or any other measure of financial performance or liquidity, including cash flow, derived in accordance with GAAP, or to any other method or analyzing results as reported under GAAP. The limitations of using Bluegreen’s EBITDA , Adjusted EBITDA or Adjusted EBITDA Attributable to Shareholders as an analytical tool include, without limitation, that they do not reflect (i) changes in, or cash requirements for, working capital needs; (ii) Bluegreen’s interest expense, or the cash requirements necessary to service interest or principal payments on its indebtedness (other than as noted above); (iii) Bluegreen’s tax expense or the cash requirements to pay taxes; (iv) historical cash expenditures or future requirements for capital expenditures or contractual commitments; or (v) the effect on earnings or changes resulting from matters that does not believe to be indicative of Bluegreen’s future operations or performance. Further, although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Bluegreen’s EBITDA, Adjusted EBITDA, and Adjusted EBITDA Attributable to Shareholders do not reflect any cash that may be required for such replacements. In addition, the definition of Bluegreen’s Adjusted EBITDA, or Adjusted EBITDA Attributable to Shareholders may not be comparable to definitions of Adjusted EBITDA, Adjusted EBITDA Attributable to Shareholders or other similarly titled measures used by other companies.

Reportable Segments Results of Operations

Adjusted EBITDA Attributable to Shareholders for the years ended December 31, 2020, 2019 and 2018

The Company considers Segment Adjusted EBITDA in connection with its evaluation of Bluegreen’s business segments as described in Note 17: Segment Reporting to the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. See above for a discussion of definition of Bluegreen’s Adjusted EBITDA Attributable to Shareholders, how management uses it to manage Bluegreen’s business, and material limitations on its usefulness. The following tables set forth the Bluegreen’s Segment Adjusted EBITDA, Adjusted EBITDA, Adjusted EBITDA Attributable to Shareholders, EBITDA and a reconciliation of Bluegreen’s EBITDA, Adjusted EBITDA, and Adjusted EBITDA Attributable to Shareholders to Bluegreen’s net income, the most comparable GAAP financial measure:

	2020	2019	2018
(in thousands)
Adjusted EBITDA - sales of VOIs and financing	$46,909	$143,581	$170,668
Adjusted EBITDA - resort operations
and club management	65,435	59,878	53,561
Total Segment Adjusted EBITDA	112,344	203,459	224,229
Less: Corporate and other	(55,331)	(70,000)	(69,941)
Less: Adjusted EBITDA attributable to non-controlling interest in Bluegreen/Big Cedar Vacations	(7,596)	(11,670)	(12,468)
Total Bluegreen Adjusted EBITDA attributable to shareholders	$49,417	$121,789	$141,820

	For the Years Ended December 31,
	2020	2019	2018
(in thousands)
Bluegreen Net income attributable to its shareholders	$8,225	$34,851	$87,962
Net income attributable to the non-controlling interest
in Bluegreen/Big Cedar Vacations	7,392	11,273	12,390
Bluegreen Net Income	15,617	46,124	100,352
Add: Depreciation and amortization	15,563	14,114	12,392
Less: Interest income (other than interest earned on
VOI notes receivable)	(3,484)	(7,191)	(6,044)
Add: Interest expense - corporate and other	15,030	19,035	15,195
Add: Franchise taxes	169	193	199
Add: Provision for income taxes	3,212	12,140	28,541
EBITDA	46,107	84,415	150,635
Loss on assets held for sale	1,247	3,656	3
Add: Severance and other (1)	9,659	6,267	3,650
Add: Bass Pro settlement	—	39,121	—
Adjusted EBITDA	57,013	133,459	154,288
Adjusted EBITDA attributable to the non-controlling
interest in Bluegreen/Big Cedar Vacations	(7,596)	(11,670)	(12,468)
Bluegreen Adjusted EBITDA attributable to shareholders	$49,417	$121,789	$141,820

(1)Severance and other for the year ended December 31, 2020 consisted of severance, net of employee retention credits, of $5.5 million, a special bonus paid to all non-executive employees of $3.3 million and COVID-19 incremental costs of $0.9 million. Amounts for the years ended December 31, 2019 and December 31, 2018 consisted of severance costs.

The following tables reconcile system-wide sales of VOIs to gross sales of VOIs, the most comparable GAAP financial measure.

	For the Years Ended December 31,
	2020	2019	2018
(in thousands)
Gross sales of VOIs	$230,938	$311,076	$305,530
Add: Fee-based sales	136,060	308,032	318,540
System-wide sales of VOIs	$366,998	$619,108	$624,070

For the year ended December 31, 2020 compared to the year ended December 31, 2019

Sales of VOIs and Financing

		For the Years Ended December 31,
	2020		2019
	Amount	% of System- wide sales of VOIs(5)	Amount	% of System- wide sales of VOIs(5)
(dollars in thousands)
Developed VOI sales (1)	$177,508	48%	$355,353	57%
Secondary Market sales	117,023	32	234,883	38
Fee-Based sales	136,060	37	308,032	50
JIT sales	25,911	7	11,641	2
Less: Equity trade allowances (6)	(89,504)	(24)	(290,801)	(47)
System-wide sales of VOIs	366,998	100%	619,108	100%
Less: Fee-Based sales	(136,060)	(37)	(308,032)	(50)
Gross sales of VOIs	230,938	63	311,076	50
Provision for loan losses (2)	(56,941)	(25)	(55,701)	(18)
Sales of VOIs	173,997	47	255,375	41
Cost of VOIs sold (3)	(13,597)	(8)	(21,845)	(9)
Gross profit (3)	160,400	92	233,530	91
Fee-Based sales commission revenue (4)	89,965	66	207,832	67
Financing revenue, net of financing expense	61,883	17	60,454	10
Other (expense) income, net	(942)	—	3,068	—
Other fee-based services, title operations and other, net	3,745	1	7,274	1
Net carrying cost of VOI inventory	(34,626)	(9)	(23,816)	(4)
Selling and marketing expenses	(217,408)	(59)	(321,216)	(52)
General and administrative expenses - sales and marketing	(27,347)	(7)	(70,258)	(11)
Operating profit - sales of VOIs and financing	35,670	10%	96,868	16%
Add: Depreciation and amortization	5,852		6,118
Add: Severance and other	4,445		1,416
Add: Bass Pro Settlement	—		39,121
Add: Loss on assets held for sale	942		58
Adjusted EBITDA - sales of VOIs and financing	$46,909		$143,581

(1)Developed VOI sales represent sales of VOIs acquired or developed by Bluegreen. Developed VOI sales do not include Secondary Market sales, Fee-Based sales or JIT sales.

(2)Percentages for provision for loan losses are calculated as a percentage of gross sales of VOIs, which excludes Fee-Based sales (and not of system-wide sales of VOIs).

(3)Percentages for costs of VOIs sold and gross profit are calculated as a percentage of sales of VOIs (and not based on system-wide sales of VOIs).

(4)Percentages for Fee-Based sales commission revenue are calculated as a percentage of Fee-Based sales (and not based on system-wide sales of VOIs).

(5)Represents the applicable line item, calculated as a percentage of system-wide sales of VOIs, unless otherwise indicated in the above footnotes.

(6)Equity trade allowances are amounts granted to customers upon trading in their existing VOIs in connection with the purchase of additional VOIs. Subject to certain exceptions, equity trade allowances were generally eliminated in June 2020.

Sales of VOIs. Sales of VOIs were $174.0 million and $255.4 million during the years ended December 31, 2020 and 2019, respectively. Sales of VOIs were impacted by the factors described in the discussion of system-wide sales of VOIs below, primarily the adverse impact of the COVID-19 pandemic. Gross sales of VOIs were reduced by $56.9 million and $55.7 million during the years ended December 31, 2020 and 2019, respectively, for the provision for loan losses. The provision for loan losses varies based on the amount of financed, non-fee based sales during the period and changes in Bluegreen’s estimates of future notes receivable performance for existing loans. Bluegreen’s provision for loan losses as a percentage of gross sales of VOIs was 25% and 18% during the years ended December 31, 2020 and 2019, respectively. The percentage of Bluegreen’s sales which were realized in cash within 30 days from sale was 42% during the years ended December 31, 2020 and 2019.

The increase in the provision for loan losses during the year ended December 31, 2020 as compared to 2019 was primarily due to an increase in defaults experienced during the 2020 year and the increased defaults expected to result based on the COVID-19 pandemic. Bluegreen believes that the COVID-19 pandemic will continue to have an impact on Bluegreen’s VOI notes receivable. Accordingly, Bluegreen increased its estimate of defaults for the 2021 year by approximately $6.0 million, based on Bluegreen’s historical experience, forbearance requests received from its customers, and other factors, including, but not limited to, the seasoning of the notes receivable and FICO scores of the customers. The impact of the COVID-19 pandemic on default and delinquency rates is rapidly changing and highly uncertain. In March 2020, Bluegreen began receiving requests from borrowers requesting modifications of their VOI notes receivable due to financial hardship resulting from the economic impact of the COVID-19 pandemic. Hardship requests declined in June 2020 and the program was discontinued on June 30, 2020. Prior to discontinuing the program approximately 4.1% of Bluegreen’s portfolio was granted up to a three-month deferral or extension of payments, approximately 86% of which as of December 31, 2020 had subsequently resumed payments under the newly modified terms. In addition to the COVID-19 pandemic, the provision for loan losses continues to be impacted by defaults which Bluegreen believes are attributable to the receipt of letters from third parties and attorneys who purport to represent certain VOI owners and who have encouraged such owners to become delinquent and ultimately default on their obligations. Defaults associated with such letters during the year ended December 31, 2020 remained consistent compared with 2019. See Note 12: Commitments and Contingencies to the Company’s consolidated financial statements included in Item 8 of this report for additional information regarding such letters and actions Bluegreen has taken in connection with such letters. The impact of the COVID-19 pandemic and the continued impact of actions taken by timeshare exit firms are highly uncertain and there is no assurance that Bluegreen’s steps taken to mitigate the impact of the pandemic or actions taken by timeshare exit firms will be successful. As a result, actual defaults may differ from Bluegreen’s estimates and the allowance for loan losses may not prove to be adequate.

In addition to the factors described below impacting system-wide sales of VOIs, sales of VOIs are also impacted by the number of system-wide sales of VOIs sold on behalf of third parties on a commission basis, which are not included in sales of VOIs.

The average annual default rates and delinquency rates (more than 30 days past due) on Bluegreen’s VOI notes receivable were as follows:

	Year Ended December 31,
	2020	2019
Average annual default rates (1)	9.79%	8.73%

	As of December 31,
	2020	2019
Delinquency rates (1)	3.26%	3.62%

(1)The Average Default Rates in the table above includes VOIs which have been defaulted but had not yet charged off due to the provisions of certain of our receivable-backed notes payable transactions, as well as certain third-party and attorney represented cease and desist loans over 127 days delinquent.  Accordingly, these have been removed from the Delinquency Rates above.

System-wide sales of VOIs. System-wide sales of VOIs were $367.0 million and $619.1 million during the years ended December 31, 2020 and 2019, respectively. System-wide sales of VOIs depend on the number of guests who attend a timeshare sale presentation, with each guest counted as a “tour”, that Bluegreen can potentially convert to a sale of VOI. The number of guest tours is driven by the number of existing owner guests Bluegreen has staying at a resort with a sales center and the number of new guest arrivals that agree to attend a sales presentation. As a result of COVID-19 pandemic, the number of owners and guests willing to travel was decreased significantly, which lowered the number of tours Bluegreen completed. Further, the temporary closure of all marketing operations and VOI sales centers as a result of the COVID-19 pandemic and other adverse impacts of the pandemic is expected to continue to significantly impact system-wide sales of VOIs in the near-term and possibly longer. The ultimate impact, including the extent and duration of the impact, cannot be predicted at this time.

Included in system-wide sales are Fee-Based Sales, JIT Sales, Secondary Market Sales and developed VOI sales. Sales by category are tracked based on which deeded VOI is conveyed in each transaction. The individual VOIs sold is based on several factors, including the needs of fee-based clients, Bluegreen’s debt service requirements and default resale requirements under term securitizations and similar transactions. These factors and business initiatives contribute to fluctuations in the amount of sales by category from period to period. Fee-Based Sales comprised 37% and 50% of system-wide sales of VOIs during the year ended December 31, 2020 and 2019, respectively. While Bluegreen intends to remain flexible with respect to the sales of the different categories of Bluegreen’s VOI inventory in the future based on economic conditions, business initiatives and other considerations, Bluegreen currently expects that the percentage of fee-based sales will continue to decrease over time as Bluegreen increases its efforts to generate Bluegreen’s developed VOI sales and secondary market VOI sales. Actual trends may differ from current expectations.

The following table sets forth certain information for system-wide sales of VOIs for 2020 and 2019:

	For the Year Ended December 31,
	2020	2019	% Change
Number of sales centers open at period-end (1)	24	26	(8)
Number of active sales arrangements with third-party clients at period-end	15	15	—
Total number of VOI sales transactions	22,188	40,703	(45)
Average sales price per transaction	$16,586	$15,307	8
Number of total guest tours	120,801	235,842	(49)
Sale-to-tour conversion ratio– total marketing guests	18.4%	17.3%	6
Number of new guest tours	59,469	142,130	(58)
Sale-to-tour conversion ratio– new marketing guests	14.6%	14.1%	4
Percentage of sales to existing owners	63.6%	54.5%	17
Average sales volume per guest	$3,046	$2,642	15

(1)Due to the COVID-19 pandemic in 2020, two sales centers were consolidated and one has not reopened.

Cost of VOIs Sold. During the years ended December 31, 2020 and 2019, cost of VOIs sold was $13.6 million and $21.8 million, respectively, and represented 8% and 9%, respectively, of sales of VOIs. Cost of VOIs sold as a percentage of sales of VOIs varies between periods based on the relative costs of the specific VOIs sold in each period and the size of the point packages of the VOIs sold (due to offered volume discounts, including consideration of cumulative sales to existing owners). Additionally, the effect of changes in estimates under the relative sales value method, including estimates of sales, future defaults, upgrades and incremental revenue from the resale of repossessed VOI inventory, are reflected on a retrospective basis in the period the change occurs. Therefore, cost of sales is typically favorably impacted in periods where a significant amount of Secondary Market VOI inventory is acquired or actual defaults and equity trades are higher than anticipated and the resulting change in estimate is recognized. Cost of VOIs sold as a percentage of sales of VOIs decreased during the year ended December 31, 2020, as compared to 2019, primarily due to the impact of anticipated higher future defaults partially offset by lower cost secondary market purchases.

Fee-Based Sales Commission Revenue. During the years ended December 31, 2020 and 2019, Bluegreen sold $136.1 million and $308.0 million, respectively, of third-party VOI inventory under commission arrangements and earned sales and marketing commissions of $90.0 million and $207.8 million, respectively, in connection with those sales. The decreases in sales of third-party developer inventory on a commission basis during 2020 was due primarily to the temporary closure of VOI sales centers as a result of the COVID-19 pandemic and other factors described above. Bluegreen earned an average sales and marketing commission of 66% and 67% during the years ended December 31, 2020 and 2019, respectively, which is net of a reserve for commission refunds in connection with early defaults and cancellations pursuant to the terms of certain of Bluegreen’s fee-based service arrangements. The decrease in sales and marketing commissions as a percentage of fee-based sales for the year ended December 31, 2020 as compared to 2019 was primarily related to an increase in Bluegreen’s reserve for cancellations coupled with the decrease in fee-based sales described above.

Financing Revenue, Net of Financing Expense — Sales of VOIs. Interest income on VOIs notes receivable was $77.5 million and $80.0 million during the years ended December 31, 2020 and 2019, respectively, which was partially offset by interest expense on receivable backed debt of $17.0 million and $20.5 million, respectively. The increase in finance revenue, net of finance expense during 2020 as compared to 2019 is primarily due to lower outstanding receivable-backed debt balances and a lower weighted-average cost of borrowings attributable to the lower interest rates in 2020 partially offset by lower notes receivable balances as a result of lower VOI sales due to the COVID-19 pandemic and other factors described above. Revenue from mortgage servicing during the years ended December 31, 2020 and 2019 of $5.9 million and $6.2 million, respectively, are included in financing revenue, net of mortgage servicing expenses of $4.6 million and $5.3 million, respectively.

Other Fee-Based Services — Title Operations, net. During the years ended December 31, 2020 and 2019, revenue from Bluegreen’s title operations was $7.6 million and $14.2 million, respectively, which was partially offset by expenses directly related to Bluegreen’s title operations of $3.8 million and $7.0 million, respectively. Resort title fee revenue varies based on VOI sales volumes as well as the relative title costs in the jurisdictions where the inventory being sold is located. The decrease in 2020 is due to lower VOI sales as a result of the COVID-19 pandemic and other factors described above.

Net Carrying Cost of VOI Inventory. The carrying cost of Bluegreen’s inventory was $40.8 million and $35.6 million during the years ended December 31, 2020 and 2019, respectively, which was partially offset by rental and sampler revenue of $6.2 million and $11.8 million, respectively. The increase in net carrying costs of VOI inventory was primarily related to decreased rentals of developer inventory and decreased sampler stays due to, among other things, reduced travel associated with the COVID-19 pandemic as well as increased maintenance fees and developer subsidies associated with the increase in VOI inventory. In certain circumstances, Bluegreen offsets marketing costs by using inventory for marketing guest stays.

Selling and Marketing Expenses. Selling and marketing expenses were $217.4 million and $321.2 million during the years ended December 31, 2020 and 2019, respectively. As a percentage of system-wide sales of VOIs, selling and marketing expenses were 59% and 52% during the years ended December 31, 2020 and 2019. The increase in selling and marketing expenses as a percentage of system-wide sales of VOIs during the year ended December 31, 2020 compared to the year ended December 31, 2019, is primarily attributable to certain fixed costs inherent in Bluegreen’s sales and marketing operations and the costs of maintaining certain sales and marketing associates on furlough despite the temporary closure of Bluegreen’s VOI sales sites and marketing operations in connection with the COVID-19 pandemic as discussed above. During the year ended December 31, 2020, Bluegreen incurred $3.2 million in severance and $13.6 million of payroll and benefits expenses relating to employees on temporary furlough or reduced work hours as a result of the impact of the COVID-19 pandemic. In addition, since reopening activities commenced, Bluegreen incurred costs associated with the reopening of 88 Bass Pro and Cabela’s stores that were open prior to the COVID-19 pandemic and the commencement of marketing operations at 10 additional Cabela’s stores. Bluegreen utilizes these stores to sell mini-vacation packages to customers for future travel which require the customers to attend a timeshare presentation. During 2020 Bluegreen incurred costs associated with redesigning its sales and marketing platform including updating its sales offices, refreshing its marketing collateral and adding new sales and marketing senior leadership positions. Further, Bluegreen has invested in various local and national marketing programs to attract new customers. These programs may not be successful or generate a sufficient number of prospects to offset the program costs incurred.

The following table sets forth certain new customer marketing information, excluding sampler and other returning owner vacation packages, for 2020 and 2019:

	For the Year Ended December 31,
	2020	2019	% Change
Number of Bass Pro and Cabela's marketing locations at period-end	98	83	18
Number of vacation packages outstanding, beginning of the period (1)	169,009	163,100	4
Number of vacation packages sold	131,970	205,161	(36)
Number of vacation packages outstanding, end of the period (1)	121,915	169,294	(28)
% of Bass Pro vacation packages at period end	53%	43%	23
% of Cabela's vacation packages at period end	15%	3%	400
% of Choice Hotel vacation packages at period end	20%	29%	(31)
% of Other vacation packages at period end	12%	25%	(52)

(1)Excludes vacation packages sold to customers more than one year prior to the period presented and vacation packages sold to customers who had already toured but purchased an additional vacation package.

During 2020, Bluegreen eliminated certain of its lower performing mini-vacation programs, including a lead generation operation at various malls. While the elimination of this program did result in lower sales of mini-vacation packages in 2020 and in the short-term, Bluegreen believes its expansion into Cabela’s and other programs will make up for the lost mini-vacation packages in the future. Additionally, package sales generated through Bluegreen’s Choice call transfer program declined 50% compared to 2019, reflecting lower occupancy throughout Choice’s system.

Bluegreen’s agreement with Bass Pro previously provided for the payment of a variable commission upon the sale of a VOI to a marketing prospect obtained through the Bass Pro marketing channels.  As previously disclosed, during June 2019, Bluegreen entered into a settlement agreement and amended marketing agreement with Bass Pro. Pursuant to the settlement agreement and amended marketing arrangement with Bass Pro the settlement payment and a portion of the ongoing annual marketing fees are fixed costs and/or are subject to annual minimums regardless of the volume of VOI sales produced from the resulting marketing prospects generated from the amended agreement.  If Bluegreen’s marketing operations pursuant to the amended agreement with Bass Pro does not generate a sufficient number of prospects and leads or is terminated or limited, Bluegreen may not be able to successfully market and sell its products and services at anticipated levels or at levels required in order to offset the costs associated with Bluegreen’s marketing efforts.   In addition, the amended arrangement with Bass Pro has resulted in an increase in Bluegreen’s marketing costs as a percentage of sales from the program, based on increases in program fixed costs and anticipated VOI sales volumes from this marketing channel.  In light of the decrease in sales due to the COVID-19 pandemic, the increase in cost of this marketing program has adversely impacted Bluegreen’s results of operations and cash flow and may continue to have an adverse impact if sales continue to be below expected levels. See Note 12: Commitments and Contingencies to the Company’s consolidated financial statements included in Item 8 of this report for additional information regarding the terms of the Bass Pro settlement and amended marketing agreement.

In addition to vacation packaged sold to new prospects, we also sell vacation packages to customers who indicated they would tour again. As of December 31, 2020, the pipeline of such packages was approximately 15,000.

General and Administrative Expenses — Sales and Marketing Operations. General and administrative expenses, representing expenses directly attributable to sales and marketing operations, were $27.3 million and $70.3 million during the years ended December 31, 2020 and 2019, respectively. As a percentage of system-wide sales of VOIs, general and administrative expenses directly attributable to sales and marketing operations were 7% and 11% during the years ended December 31, 2020 and 2019, respectively. Included in general and administrative expenses attributable to sales and marketing operations for the year ended December 31, 2019 was approximately $39.1 million related to the settlement of the dispute with Bass Pro in June 2019. Net of the June 2019 Bass Pro settlement, general and administrative expenses attributable to sales and marketing operations decreased during the year ended

December 31, 2020 compared to the year ended December 31, 2019 primarily as a result of lower branding, licensing, and marketing fees for Bluegreen/Big Cedar Vacations as a result of decreased sales of VOIs described above.

Resort Operations and Club Management

	For the Years Ended December 31,
	2020		2019
(dollars in thousands)
Resort operations and club management revenue	$168,560		$174,887
Resort operations and club management expense	(105,320)		(122,428)
Operating profit - resort operations and club management	63,240	38%	52,459	30%
Add: Depreciation and amortization	796		1,294
Add: Severance	1,369		238
Add: Loss on assets held for sale	30		5,887
Adjusted EBITDA - resort operations and club management	$65,435		$59,878

Resort Operations and Club Management Revenue. Resort operations and club management revenue decreased 4% during the year ended December 31, 2020 as compared to the year ended December 31, 2019. Cost reimbursement revenue, which consists of payroll and other expenses which Bluegreen incurs and passes to the HOAs to operate, was flat during the year ended December 31, 2020 as compared to the year ended December 31, 2019 reflecting the temporary closure of many resorts related to the COVID-19 pandemic, as described above. Net of cost reimbursement revenue, resort operations and club management revenues decreased 6% during the year ended December 31, 2020 as compared to the year ended December 31, 2019 primarily as a result of decreases in revenues from Bluegreen’s Traveler Plus program, other owner programs, resort retail operations and third-party rental commissions as a result of lower activity due to the COVID-19 pandemic. Bluegreen’s resort network includes 68 Club and Club Associate Resorts as of December 31, 2020 compared to a total of 69 resorts at December 31, 2019. Bluegreen managed 49 resort properties as of both December 31, 2020 and December 31, 2019.

Resort Operations and Club Management Expense. During 2020, resort operations and club management expense decreased 14% compared to 2019. The decrease was primarily due to steps taken to reduce costs in the first quarter of 2020 in addition to lower costs related to the Traveler Plus program, other owner programs and resort retail operations in 2020 as compared to 2019, in each case, as a result of or in response to the COVID-19 pandemic. Additionally, in December 2019 Bluegreen conveyed the ski and golf operations and related property at one of its resorts to the HOA, which resulted in a non-cash loss on the disposal of approximately $5.6 million.

Bluegreen Corporate and Other

	For the Years Ended December 31,
	2020	2019
(in thousands)
General and administrative expenses - corporate and other	$(68,165)	$(81,128)
Other (expense) income, net	(370)	1,909
Franchise taxes	169	193
Loss (gain) on assets held for sale	275	(2,289)
Add: Depreciation and amortization	8,915	6,702
Add: Severance and other	3,845	4,613
Adjusted EBITDA - Corporate and other	$(55,331)	$(70,000)

General and Administrative Expenses — Corporate and Other. General and administrative expenses directly attributable to corporate overhead were $68.2 million and $81.1 million during the years ended December 31, 2020 and 2019, respectively. The decrease was primarily due to a $7.1 million employee retention credit earned in 2020 under the CARES Act ($2.2 million of which was earned on severance) and an overall $7.7 million reduction in payroll expense due to lower headcount as a result of steps taken to reduce costs in the first quarter. These decreases were partially offset by $1.9 million in severance cost for corporate employees during the year ended December 31, 2020 ($1.2 million was due to severance related to steps taken to reduce costs in the first quarter attributable to the COVID-19 pandemic) and a $3.3 million special bonus paid to all non-executive employees during 2020.

Other (Expense) Income, net. Other (expense) income, net was ($0.4) million and $1.9 million during the years ended December 31, 2020 and 2019, respectively. This decrease was primarily related to a land sale during June 2019 resulting in a gain of $2.0 million, with no such transaction in 2020.

Interest Expense Interest expense not related to Bluegreen’s receivable-backed debt was $15.0 million and $19.0 million during the years ended December 31, 2020 and 2019, respectively. The decrease in interest expense during the year ended December 31, 2020 was primarily due to a lower weighted-average cost of borrowing, partially offset by higher outstanding debt balances as compared to the year ended December 31, 2019.

Adjusted EBITDA Attributable to Non-Controlling Interest in Bluegreen/Big Cedar Vacations. The Company includes in its consolidated financial statements the results of operations and financial condition of Bluegreen/Big Cedar Vacations, Bluegreen’s 51%-owned subsidiary. The non-controlling interest in Adjusted EBITDA of Bluegreen/Big Cedar Vacations is the portion of Bluegreen/Big Cedar Vacations’ Adjusted EBITDA that is attributable to Big Cedar LLC, which holds the remaining 49% interest in Bluegreen/Big Cedar Vacations. Adjusted EBITDA attributable to the non-controlling interest in Bluegreen/Big Cedar Vacations was $7.6 million and $11.7 million during the years ended December 31, 2020 and 2019, respectively. The decrease in Adjusted EBITDA attributable to the non-controlling interest in Bluegreen/Big Cedar Vacations for the year ended December 31, 2020 was primarily related to the impact of the COVID-19 pandemic, including the temporary closure of Bluegreen’s VOI sales centers in connection with the COVID-19 pandemic as described above.

BVH Corporate

BVH Corporate in the Company’s segment information primarily includes the following:

•BVH’s corporate general and administrative expenses;

•Interest expense associated with Woodbridge’s junior subordinated debentures and the note payable to BBX Capital; and

•Interest income on interest-bearing cash accounts.

Corporate General and Administrative Expenses

BVH’s corporate general and administrative expenses consist primarily of costs associated with administering the various support functions at its corporate headquarters, including executive compensation, legal, accounting, human resources, investor relations, and executive offices lease payments. BVH’s corporate general and administrative expenses for the years ended December 31, 2020 and 2019 were $59.3 million and $42.2 million, respectively.  The increase in corporate general and administrative expenses for 2020 as compared to 2019 primarily reflects the acceleration of the vesting of unvested restricted stock awards and payments relating to BVH’s long-term incentive program for 2020, in each case, in connection with the spin-off of BBX Capital during the third quarter of 2020, which in the aggregate resulted in $32.6 million of compensation expense for the year ended December 31, 2020.  In addition, included in BVH corporate general and administrative expenses for year ended December 31, 2020 was $1.8 million of other costs associated with the spin-off.  The increase in corporate general and administrative expenses for the year ended December 31, 2020 compared to 2019 was partially offset by lower 2020 fourth quarter expenses as the support functions at BVH corporate headquarters, including legal, accounting, and human resources, remained with BBX Capital subsequent to the spin-off.

Interest Expense

BVH’s interest expense (excluding interest expense related to the $80.0 million note payable to Bluegreen which was repaid in full during August 2020) for the years ended December 31, 2020 and 2019 was $4.8 million and $5.8 million, respectively. The decrease in interest expense during the year ended December 31, 2020 compared to 2019 primarily resulted from the repayment of BVH’s mandatorily redeemable cumulative preferred stock in December 2019 and lower interest expense on Woodbridge’s junior subordinated debentures reflecting variable rates of interest on such debt during 2020 partially offset by $1.1 million of interest expense on the $75.0 million promissory note that was issued to BBX Capital in connection with the spin-off.

BVH’s interest expense on the $80.0 million note payable to Bluegreen for the years ended December 31, 2020 and 2019 was $2.5 million and $4.8 million, respectively. The decrease in interest expense reflects the repayment of the note in August 2020 from proceeds received from a special cash dividend paid by Bluegreen. The interest expense on this note and the related interest income recognized by Bluegreen are eliminated in the Company’s consolidated statements of operations.

Interest Income

During the year ended December 31, 2020, the Company recognized $0.9 million of interest and investment income from its interest-bearing cash accounts and other investments compared to $2.3 million recognized during 2019. The decline in interest income reflects lower interest rates on interest earning assets during 2020.

Benefit/Provision for Income Taxes from continuing operations

The benefit for income taxes was $2.4 million for the year ended December 31, 2020 compared to a provision for income taxes of $7.5 million during the year ended December 31, 2019. The Company’s effective income tax rate was approximately 5% and 92% for the years ended December 31, 2020 and 2019, respectively. The effective income tax rate differed than the expected federal income tax rate of 21% due to the impact of the Company’s nondeductible executive compensation and state income taxes.

Discontinued Operations

Discontinued operations represent the activities of BBX Capital, the former wholly owned subsidiary of the Company which was spun off on September 30, 2020. BBX Capital’s businesses include all of BVHs previous businesses other than Bluegreen, including BBX Capital Real Estate, BBX Sweet Holdings, and Renin.

Loss from discontinued operations before income taxes for the year ended December 31, 2020 was $41.6 million compared to income from discontinued operations for the year ended December 31, 2019 of $40.6 million, which reflects $30.7 million of impairment losses primarily resulting from the impact of the COVID-19 pandemic on BBX Capital’s businesses, including IT’SUGAR, and a reduction in equity in net earnings from unconsolidated real estate joint ventures of $37.2 million due to sales of real estate in 2019 by unconsolidated joint ventures in which BBX Capital Real Estate had investments.

Net Income or Loss from Continuing Operations Attributable to Noncontrolling Interests

The Company’s consolidated financial statements include the results of operations and financial position of partially-owned subsidiaries in which it holds a controlling financial interest, including Bluegreen and Bluegreen/Big Cedar Vacations. As a result, the Company is required to attribute net income or loss to the noncontrolling interests in these subsidiaries.

Net income from continuing operations attributable to noncontrolling interests during the years ended December 31, 2020 and 2019 was $8.2 million and $14.6 million, respectively. The decrease in net income attributable to noncontrolling interests for the year ended December 31, 2020 compared to 2019 was primarily due to a decrease in the net income of Bluegreen and Bluegreen/Big Cedar Vacations.

For the year ended December 31, 2019 compared to the year ended December 31, 2018

Sales of VOIs and Financing

	For the Years Ended December 31,
	2019		2018
	Amount	% of System- wide sales of VOIs(5)	Amount	% of System- wide sales of VOIs(5)
(dollars in thousands)
Developed VOI sales (1)	$355,353	57%	$287,292	46%
Secondary Market sales	234,883	38	230,960	37
Fee-Based sales	308,032	50	318,540	51
JIT sales	11,641	2	55,993	9
Less: Equity trade allowances (6)	(290,801)	(47)	(268,715)	(43)
System-wide sales of VOIs	619,108	100%	624,070	100%
Less: Fee-Based sales	(308,032)	(50)	(318,540)	(51)
Gross sales of VOIs	311,076	50	305,530	49
Provision for loan losses (2)	(55,701)	(18)	(51,305)	(17)
Sales of VOIs	255,375	41	254,225	41
Cost of VOIs sold (3)	(21,845)	(9)	(23,813)	(9)
Gross profit (3)	233,530	91	230,412	91
Fee-Based sales commission revenue (4)	207,832	67	216,422	68
Financing revenue, net of financing expense	60,454	10	59,609	10
Other income, net	3,068	(1)	—	—
Other fee-based services - title operations and other, net	7,274	1	7,614	1
Net carrying cost of VOI inventory	(23,816)	(4)	(11,358)	(2)
Selling and marketing expenses	(321,216)	(52)	(310,614)	(50)
General and administrative expenses - sales and marketing	(70,258)	(11)	(27,848)	(4)
Operating profit - sales of VOIs and financing	96,868	16%	164,237	26%
Add: Depreciation and amortization	6,118		6,335
Add: Severance	1,416		96
Add: Bass Pro Settlement	39,121		—
Add: Loss on assets held for sale	58		—
Adjusted EBITDA - sales of VOIs and financing	$143,581		$170,668

(1)Developed VOI sales represent sales of VOIs acquired or developed by Bluegreen. Developed VOI sales do not include Secondary Market sales, Fee-Based sales or JIT sales.

(2)Percentages for provision for loan losses are calculated as a percentage of gross sales of VOIs, which excludes Fee-Based sales (and not of system-wide sales of VOIs).

(3)Percentages for costs of VOIs sold and gross profit are calculated as a percentage of sales of VOIs (and not based on system-wide sales of VOIs).

(4)Percentages for Fee-Based sales commission revenue are calculated as a percentage of Fee-Based sales (and not based on system-wide sales of VOIs).

(5)Represents the applicable line item, calculated as a percentage of system-wide sales of VOIs, unless otherwise indicated in the above footnotes.

(6)Equity trade allowances are amounts granted to customers upon trading in their existing VOIs in connection with the purchase of additional VOIs. Subject to certain exceptions, equity trade allowances were generally eliminated in June 2020.

Sales of VOIs. Sales of VOIs were $255.4 million and $254.2 million during the years ended December 31, 2019 and 2018, respectively. Sales of VOIs are impacted by the factors described below in system-wide sales of VOIs. Gross sales of VOIs were reduced by $55.7 million and $51.3 million during the years ended December 31, 2019 and 2018, respectively, for the provision for loan losses. The provision for loan losses varies based on the amount of financed, non-fee based sales during the period and changes in Bluegreen’s estimates of future notes receivable performance for existing loans. Bluegreen’s provision for loan losses as a percentage of gross sales of VOIs was 18% and 17% during the years ended December 31, 2019 and 2018, respectively. The percentage of Bluegreen’s sales which were realized in cash within 30 days from sale was 42% during both the years ended December 31, 2019 and 2018. The increase in the provision for loan losses was primarily due to an increase in the average annual default rates, which Bluegreen believes is due in large part to the receipt of letters from attorneys who purport to represent certain VOI owners and who have encouraged such owners to become delinquent and ultimately default on their obligations. Defaults associated with such letters in 2019 increased 26% compared to 2018, with a significant portion of such increase attributable to default activity for Bluegreen’s resorts and owners located in Missouri, where Bluegreen believes certain attorneys are currently targeting Bluegreen’s customers. See “Item 3. Legal Proceedings” for additional information regarding such letters and actions taken by Bluegreen in connection therewith. While Bluegreen believes its notes receivable are adequately reserved at this time, actual defaults may differ from the estimates and the reserve may not be adequate, whether due to actions by Bluegreen’s attorneys or otherwise. In addition to the factors described below impacting system-wide sales of VOIs, sales of VOIs are impacted by the proportion of system-wide sales of VOIs sold on behalf of third parties on a commission basis, which are not included in sales of VOIs.

The average annual default rates and delinquency rates (more than 30 days past due) on Bluegreen’s VOI notes receivable were as follows:

	Year Ended December 31,
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

The following table sets forth certain information for system-wide sales of VOIs for 2019 and 2018:

	For the Year Ended December 31,
(dollars in thousands, except average sales volume per guest)	2019	2018	% Change
Number of sales offices at period-end	26	26	—
Number of Bass Pro and Cabela's marketing locations at period-end	83	69	20
Number of active sales arrangements with third-party clients at period-end	15	15	—
Total number of VOI sales transactions	40,703	40,087	2
Average sales price per transaction	$15,307	$15,692	(2)
Number of total guest tours	235,842	238,141	(1)
Sale-to-tour conversion ratio– total marketing guests	17.3%	16.8%	3
Number of new guest tours	142,130	146,623	(3)
Sale-to-tour conversion ratio– new marketing guests	14.1%	14.3%	(1)
Percentage of sales to existing owners	54.5%	51.6%	6
Average sales volume per guest	$2,642	$2,642	—

Cost of VOIs Sold. During the years ended December 31, 2019 and 2018, cost of VOIs sold was $21.8 million and $23.8 million, respectively, and represented 9% of sales of VOIs during each year. Cost of VOIs sold as a percentage of sales of VOIs varies between periods based on the relative costs of the specific VOIs sold in each period and the size of the point packages of the VOIs sold (due to offered volume discounts, including consideration of cumulative sales to existing owners). Additionally, the effect of changes in estimates under the relative sales value method, including estimates of project sales, future defaults, upgrades and incremental revenue from the resale of repossessed VOI inventory, are reflected on a retrospective basis in the period the change occurs. Therefore, cost of sales will typically be favorably impacted in periods where a significant amount of Secondary Market VOI inventory is acquired or actual defaults and equity trades are higher than anticipated and the resulting change in estimate is recognized. During 2019, Bluegreen acquired more Secondary Market VOI inventory compared to 2018 due to a temporary suspension of Secondary Market VOI inventory purchases in September 2018 in connection with a system conversion involving Bluegreen’s sales and inventory process. In addition, during 2019 Bluegreen’s cost of sales benefited from sales of relatively lower cost VOIs as compared to 2018.   Further, in 2018 Bluegreen increased the average selling price of VOIs by approximately 3%. As a result of this pricing change in 2018, Bluegreen also increased its estimate of total gross margin on the sale of its VOI inventory under the relative sales value method. Under the relative sales value method prescribed for timeshare developers to relieve the cost of VOI inventory, changes to the estimate of gross margin expected to be generated on the sale of VOI inventory are recognized on a retrospective basis in earnings. Accordingly, during 2018, Bluegreen recognized a benefit to cost of VOIs sold of $3.6 million ($2.7 million net of tax, $0.04 EPS).

Fee-Based Sales Commission Revenue. During the years ended December 31, 2019 and 2018, Bluegreen sold $308.0 million and $318.5 million, respectively, of third-party VOI inventory under commission arrangements and earned sales and marketing commissions of $207.8 million and $216.4 million, respectively, in connection with those sales. Bluegreen earned an average sales and marketing commission of 67% and 68% during the years ended December 31, 2019 and 2018, respectively, which is net of a reserve for commission refunds in connection with early defaults and cancellations pursuant to the terms of certain of Bluegreen’s fee-based service arrangements. The decrease in sales and marketing commission as a percentage of fee-based sales for 2019 as compared to 2018 is primarily related to the mix of developer sales at higher commission rates in 2018 as well as higher reserves for early defaults in 2019, which Bluegreen refunds to the third-party developers in certain circumstances.

Financing Revenue, Net of Financing Expense — Sales of VOIs. Interest income on VOIs notes receivable was $80.0 million and $79.4 million during the years ended December 31, 2019 and 2018, respectively, which was partially offset by interest expense on receivable backed debt of $20.5 million and $19.5 million, respectively. The increase in finance revenue net of finance expense in 2019 as compared to 2018 is a result of an increase in Bluegreen’s notes receivable portfolio partially offset by Bluegreen’s higher debt outstanding balances. Revenue from mortgage servicing during the years ended December 31, 2019 and 2018 of $6.2 million and $6.0 million, respectively, are included in financing revenue, net of mortgage servicing expenses of $5.3 million and $6.2 million, respectively.

Other Fee-Based Services — Title Operations, net. During the years ended December 31, 2019 and 2018, revenue from Bluegreen’s title operations was $14.2 million and $12.2 million, respectively, which was partially offset by expenses directly related to Bluegreen’s title operations of $7.0 million and $4.6 million, respectively. Resort title fee revenue varies based on sales volumes as well as the relative title costs in the jurisdictions where the inventory being sold is located.

Net Carrying Cost of VOI Inventory. The carrying cost of Bluegreen’s inventory was $35.6 million and $27.4 million during the years ended December 31, 2019 and 2018, respectively, which was partially offset by rental and sampler revenue of $11.8 million and $16.1 million, respectively. The increase in net carrying costs of VOI inventory was primarily related to Bluegreen’s acquisition of the Éilan Hotel and Spa during April 2018, increased maintenance fees and developer subsidies associated with Bluegreen’s increase in VOI inventory and decreased rentals of developer inventory. In certain circumstances, Bluegreen offsets the marketing costs by using its inventory for marketing guest stays.

Selling and Marketing Expenses. Selling and marketing expenses were $321.2 million and $310.6 million during the years ended December 31, 2019 and 2018, respectively. As a percentage of system-wide sales of VOIs, selling and marketing expenses were 52% and 50% during the years ended December 31, 2019 and 2018, respectively. The increase in selling and marketing expenses as a percentage of system-wide sales of VOIs is primarily attributable to higher costs per guest tour, higher fees to Bass Pro as well as a change in the timing of expense recognition under the settlement agreement with Bass Pro discussed below, additional costs related to Bluegreen’s marketing operations in 15 new Cabela’s stores in 2019 and additional costs associated with testing new traditional and digital marketing programs. In addition, 2019 includes severance of $0.6 million pursuant to an agreement entered into with an executive during 2019 and is included in severance within the Sales of VOI and Financing segment.

Bluegreen’s agreement with Bass Pro previously provided for the payment of a variable commission upon the sale of a VOI to a marketing prospect obtained through the Bass Pro marketing channels.  As discussed herein, pursuant to the settlement agreement and amended marketing arrangement with Bass Pro, the settlement payment and a portion of the ongoing annual marketing fees are fixed costs and/or are subject to annual minimums regardless of the volume of VOI sales produced from the resulting marketing prospects generated from the amended agreement.  In addition, the amended arrangement with Bass Pro is expected to result in an annual 9% increase in Bluegreen’s marketing costs as a percentage of sales from the program, based on increases in program fixed costs and anticipated VOI sales volumes from this marketing channel.  Should Bluegreen’s VOI sales volumes be below expectations, the increase in cost of this marketing program would be higher than expected and Bluegreen’s results of operations and cash flows would be adversely impacted.

General and Administrative Expenses — Sales and Marketing Operations. General and administrative expenses, representing expenses directly attributable to sales and marketing operations, were $70.3 million and $27.8 million during the years ended December 31, 2019 and 2018, respectively. As a percentage of system-wide sales of VOIs, general and administrative expenses directly attributable to sales and marketing operations were 11% and 4% during the years ended December 31, 2019 and 2018, respectively. Included in general and administrative expenses attributable to sales and marketing operations for the year ended December 31, 2019 was approximately $39.1 million related to the settlement of the dispute with Bass Pro in June 2019. In addition, 2019 includes severance of $0.8 million pursuant to an agreement entered into with an executive during 2019 and is included in severance within the Sales of VOIs and Financing segment.

Resort Operations and Club Management

	For the Years Ended December 31,
	2019		2018
(dollars in thousands)
Resort operations and club management revenue	$174,887		$168,353
Resort operations and club management expense	(122,428)		(116,553)
Operating profit - resort operations and club management	52,459	30%	51,800	31%
Add: Depreciation and amortization	1,294		1,719
Add: Severance	238		42
Add: Loss on assets held for sale	5,887		—
Adjusted EBITDA - resort operations and club management	$59,878		$53,561

Resort Operations and Club Management Revenue. Resort operations and club management revenue increased 4% during the year ended December 31, 2019 as compared to the year ended December 31, 2018. Cost reimbursement revenue, which primarily consists of payroll and payroll related expenses for management of the HOAs and other services Bluegreen provides where Bluegreen is the employer, increased 2% during the year ended December 31, 2019 as compared to the year ended December 31, 2018. Net of cost reimbursement revenue, resort operations and club management revenues increased 5% during the year ended December 31, 2019 as compared to the year ended December 31, 2018. Resort operations and club management revenues, net of cost reimbursement revenues, increased during 2019 compared to 2018 primarily as a result of the receipt of management fees for the full year in 2019 related to two managed resorts added during 2018 and higher third-party rental commissions. Bluegreen managed 49 resort properties as of both December 31, 2019 and December 31, 2018.

Resort Operations and Club Management Expense. During 2019, resort operations and club management expense increased 5% compared to 2018. This increase was primarily due to increased cost reimbursement expense and the addition of new managed resorts during 2018 described above. Additionally, in December 2019 Bluegreen conveyed the ski and golf operations and related property at one of its resorts to the HOA, which resulted in a non-cash loss on the disposal of approximately $5.6 million.

Corporate and Other

	For the Years Ended December 31,
	2019	2018
(in thousands)
General and administrative expenses - corporate and other	$(81,128)	$(79,194)
Other income, net	1,909	1,201
Franchise taxes	193	199
(Gain) loss on assets held for sale	(2,289)	3
Depreciation and amortization	6,702	4,338
Severance	4,613	3,512
Corporate and other	$(70,000)	$(69,941)

General and Administrative Expenses — Corporate and Other. General and administrative expenses directly attributable to corporate overhead were $81.1 million and $79.2 million during the years ended December 31, 2019 and 2018, respectively. The increase in 2019 was primarily attributable to increased severance costs pursuant to agreements entered into with certain executives during 2019 compared to 2018, partially offset by lower self-insured health care costs, lower legal expense and lower information technology costs.

Other Income, net. Other income, net was $1.9 million and $1.2 million during the years ended December 31, 2019 and 2018, respectively. This increase was primarily related to a land sale during June 2019 resulting in a gain of $2.0 million.

Interest Expense. Interest expense not related to receivable-backed debt was $19.0 million and $15.2 million during the years ended December 31, 2019 and 2018, respectively. The increase in interest expense is primarily due to a higher outstanding debt balances during the 2019 periods as compared to the 2018 periods. Additionally, in September 2019, Bluegreen paid off its 2013 Notes Payable and in connection with this repayment, Bluegreen wrote off unamortized debt issuance costs of $0.4 million.

Adjusted EBITDA Attributable to Non-Controlling Interest in Bluegreen/Big Cedar Vacations. Bluegreen includes in its consolidated financial statements the results of operations and financial condition of Bluegreen/Big Cedar Vacations, its 51%-owned subsidiary. The non-controlling interest in Adjusted EBITDA of Bluegreen/Big Cedar Vacations is the portion of Bluegreen/Big Cedar Vacations’ Adjusted EBITDA that is attributable to Big Cedar LLC, which holds the remaining 49% interest in Bluegreen/Big Cedar Vacations. Adjusted EBITDA attributable to the non-controlling interest in Bluegreen/Big Cedar Vacations was $11.7 million and $12.5 million during the years ended December 31, 2019 and 2018, respectively.

BVH Corporate

BVH Corporate in the Company’s segment information includes the following:

•BVH’s corporate general and administrative expenses;

•Interest expense associated with Woodbridge’s junior subordinated debentures; and

•Interest income on interest-bearing cash accounts.

Corporate General and Administrative Expenses

BVH’s corporate general and administrative expenses consist primarily of costs associated with administering the various support functions at its corporate headquarters, including executive compensation, legal, accounting, human resources, investor relations, and executive offices. BVH’s corporate general and administrative expenses for the years ended December 31, 2019 and 2018 were $42.2 million and $45.9 million, respectively.  Corporate general and administrative expenses for the year ended December 31, 2019 compared to 2018 decreased by $3.7 million, which primarily reflects lower costs related to executive incentive bonuses and share-based compensation expense and lower professional fees, partially offset by higher severance costs.

Interest Expense

BVH’s interest expense (excluding interest expense related to the $80.0 million note payable to Bluegreen) for the year ended December 31, 2019 was $5.8 million compared to $6.6 million for 2018 which was repaid in full in August 2020.  The decrease in interest expense during the year ended December 31, 2019 compared 2018 primarily resulted from BVH’s repayment of the outstanding balance of $30.0 million on its $50.0 million revolving line of credit in January 2019.

Interest Income

During the year ended December 31, 2019, the Company recognized $2.3 million of interest and investment income from its interest-bearing cash accounts and other investments compared to $2.0 million during 2018.

Provision for Income Taxes from continuing operations

The provision for income taxes was $7.5 million for the year ended December 31, 2019 compared to $26.4 million during the year ended December 31, 2018. The Company’s effective income tax rate was approximately 92% and 36% for the years ended December 31, 2019 and 2018, respectively. The effective income tax rate differed from the expected federal income tax rate of 21% due to the impact of the Company’s nondeductible executive compensation and state income taxes.

Discontinued Operations

Discontinued operations represent the activities of BBX Capital, the former wholly owned subsidiary of the Company which was spun off on September 30, 2020. BBX Capital’s businesses include all of BVHs previous businesses other than Bluegreen, including BBX Capital Real Estate, BBX Sweet Holdings, and Renin.

Income from discontinued operations before income taxes for the year ended December 31, 2019 was $40.6 million compared to $13.6 million for the year ended December 31, 2018, which reflects an increase in equity in net earnings from unconsolidated real estate joint ventures of $23.7 million due to the sales of real estate by joint ventures mentioned above.

Net Income or Loss from Continuing Operations Attributable to Noncontrolling Interests

BVH’s consolidated financial statements include the results of operations and financial position of partially-owned subsidiaries in which it holds a controlling financial interest, including Bluegreen and Bluegreen/Big Cedar Vacations. As a result, the Company is required to attribute net income or loss to the noncontrolling interests in these subsidiaries.

Net income from continuing operations attributable to noncontrolling interests during the years ended December 31, 2019 and 2018 was $14.6 million and $21.0 million, respectively. The decrease in net income attributable to noncontrolling interests for the year ended December 31, 2019 compared to 2018 was primarily due to a decrease in the net income of Bluegreen and Bluegreen/Big Cedar Vacations.

Changes in Financial Condition

The following table summarizes the Company’s cash flows for the years ended December 31, 2020, 2019, and 2018 (in thousands):

	For the Years Ended December 31,
	2020	2019	2018
Cash flows provided by operating activities	$29,079	78,242	86,639
Cash flows (used in) provided by investing activities	(13,969)	16,319	(31,063)
Cash flows used in financing activities	(164,876)	(108,788)	(43,726)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(149,766)	(14,227)	11,850
Cash, cash equivalents and restricted cash at beginning of period	406,870	421,097	409,247
Cash, cash equivalents and restricted cash at end of period	$257,104	406,870	421,097

Cash Flows from Operating Activities

The Company’s operating cash flow decreased $49.2 million during the year ended December 31, 2020 compared to 2019 due primarily to increased operating losses as a result of the impact of the COVID-19 pandemic, including decreases in cash proceeds from sales and marketing activities due to the initial and continuing impact of the COVID-19 pandemic, and lower distributions from unconsolidated real estate joint ventures, partially offset by a reduction in spending on the acquisition and development of VOI and real estate inventory during 2020 as compared to 2019, lower payments of interest on debt of $5.3 million, and a $16.0 million reduction in settlement payments made by Bluegreen to Bass Pro pursuant to the settlement agreement entered into in June 2019.

Cash Flows from Investing Activities

The Company’s cash used in investing activities increased $30.3 million during the year ended December 31, 2020 compared to 2019, primarily due to decreased distributions from unconsolidated real estate joint ventures and decreased proceeds from the sale of real estate and property and equipment, partially offset by decreased investments in unconsolidated real estate joint ventures and decreased spending by Bluegreen for property and equipment.

Cash Flows from Financing Activities

The Company’s cash used in financing activities increased $56.1 million during the year ended December 31, 2020 compared to 2019, primarily associated with assets spun off in August 2020, primarily due to $96.8 million of cash transferred in the spin-off and Bluegreen’s repurchase of $11.7 million of its common stock in a private transaction during 2020 partially offset by a $17.6 million increase in net borrowings on the Company’s notes payable and other borrowings, and $20.0 million of purchases of the Company’s Class A Common Stock and a $10.0 million payment to redeem the Company’s redeemable 5% cumulative preferred stock in 2019.

For additional information on the availability of cash from existing credit facilities, as well as repayment obligations, see “Liquidity and Capital Resources” below.

Seasonality

Bluegreen has historically experienced, and expects to continue to experience, seasonal fluctuations in its revenues and results of operations. This seasonality has resulted, and may continue to result, in fluctuations in Bluegreen’s quarterly operating results. Due to consumer travel patterns, Bluegreen typically experienced more tours and higher VOI sales during the second and third quarters. However, due to the impact of the COVID-19 pandemic, including the temporary closures of its marketing operations and VOI sales centers as described above, Bluegreen experienced significantly decreased sales of VOIs in the second quarter, third, and fourth quarters of 2020 as compared to prior years and currently expect such adverse impact to continue in the near term and possibly longer.

Liquidity and Capital Resources

The Company, excluding Bluegreen

As of December 31, 2020, the Company, excluding Bluegreen, had cash, cash equivalents, and short-term investments of approximately $22.2 million. BVH believes that its primary source of liquidity for the foreseeable future will be its available cash, cash equivalents, and short-term investments and that it has sufficient liquidity to fund anticipated working capital and debt service requirements for at least two years based on current interest rates (assuming that BVH does not exercise its right to defer interest under the terms of the BBX Capital promissory note).

BVH’s principal sources of liquidity have historically been its available cash and short-term investments, dividends received from Bluegreen, and borrowings. However, as described below, the COVID-19 pandemic has impacted or otherwise resulted in uncertainty regarding many of these sources of liquidity. Prior to the spin-off of BBX Capital, BVH also from time to time received funds from distributions by BBX Capital Real Estate; however this source of funds is no longer available due to the spin-off of BBX Capital.

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

The Company’s wholly owned subsidiary, Woodbridge, had $66.3 million in junior subordinated debentures outstanding as of December 31, 2020. Woodbridge’s junior subordinated debentures accrue interest at a rate of 3-month LIBOR plus a spread ranging from 3.80% to 3.85%, mature between 2035 and 2036, and require interest payments on a quarterly basis.

BVH is a Bluegreen holding company with limited operations, and it is currently expected that it will incur approximately $2.0 million annually in executive compensation expenses and public company costs and annual interest expense of approximately $7.2 million associated with Woodbridge’s junior subordinated debentures and the note payable to BBX Capital. These amounts are based on current expectations and assumptions, currently available information and, with respect to interest expense on Woodbridge’s junior subordinated debentures, interest rates as of December 31, 2020. Such assumptions and expectations may not prove to be accurate, interest rates may increase and, accordingly or otherwise, actual expenses may exceed the amounts expected. BVH will rely primarily on cash on hand and cash equivalents, as well as dividends that may be provided by Bluegreen in the future, to fund its operations and satisfy its debt service requirements and other liabilities, including its note payable to BBX Capital. As discussed above, the COVID-19 pandemic has resulted in Bluegreen’s suspension of its regular quarterly dividend, and while BVH believes that it will have sufficient cash and cash equivalents to fund its operations for approximately two years following the spin-off, it will be dependent on the resumption of dividends from Bluegreen to fund its operations in future periods. There is no assurance that Bluegreen will resume the payment of dividends.

For the years ended December 31, 2020 and 2019, BVH received dividends from Bluegreen of $8.7 million and $42.9 million, respectively. The resumption of dividends payments by Bluegreen, the recovery for the COVID-19 pandemic following its cessation (the timing of which is highly uncertain), as well as the amount and timing of such dividends, if any, will be based upon factors that Bluegreen’s board of directors deems to be appropriate, including Bluegreen’s operating results, financial condition, cash position, and operating and capital needs. Except as otherwise noted, the debts and obligations of Bluegreen are not direct obligations of BVH and generally are non-recourse to BVH. Similarly, the assets of Bluegreen are not available to BVH absent a dividend or distribution. Furthermore, certain of Bluegreen’s credit facilities contain terms which could limit the payment of cash dividends without the lender’s consent or waiver, and Bluegreen may only pay dividends subject to such restrictions as well as the declaration of dividends by its board of directors. BVH may also seek additional liquidity in the future from outside sources, including traditional bank financing, secured or unsecured indebtedness, or the issuance of equity and/or debt securities. However, these alternatives may not be available to BVH on attractive terms, or at all. The inability to raise funds through such sources when such are needed would have a material adverse effect on the Company’s business, results of operations, and financial condition.

On July 22, 2020, Bluegreen declared a special cash dividend of $1.19 per share on its common stock, or $86.3 million in the aggregate. BVH used its proceeds from the special cash dividend of approximately $80.0 million to repay BVH’s $80.0 million note owed to Bluegreen.

BVH has also historically received funds from its subsidiaries, including Bluegreen, in connection with the parties’ tax sharing agreement to the extent that a subsidiary utilized BVH’s tax benefits in BVH’s consolidated tax return. However, BVH did not receive any tax sharing payments during the year ended December 31, 2020 primarily as a result of the impact of COVID-19 on the Company’s operations. As of December 31, 2020 and 2019, $1.0 million and $9.0 million, respectively, was due to Bluegreen from BVH pursuant to the Agreement. BBX Capital and its subsidiaries are no longer parties to the tax sharing agreement as a result of the spin-off.

BVH paid regular quarterly dividends on its Class A and Class B Common Stock totaling $0.25 per share, or $4.8 million in the aggregate, during the year ended December 31, 2019. However, following the first quarter dividend, in April 2020, the Company suspended its regular quarterly dividend due to the impact of the COVID-19 pandemic and the suspension of dividend payments by Bluegreen as discussed above. BVH does not expect to resume payments in the near term and any future declaration and payment of cash dividends with respect to the Company’s common stock, if any, will be determined in light of the then-current financial condition of the Company, its operating and capital needs, its debt covenants, and other factors deemed relevant by the board of directors.

In June 2017, the Company’s board of directors approved a share repurchase program which replaced the September 2009 share repurchase program and authorizes the repurchase of up to 1,000,000 shares of the Company’s Class A Common Stock and Class B Common Stock at an aggregate cost of up to $35.0 million. During the years ended December 31, 2019, and 2018, the Company repurchased 645,778 and 240,000 shares, respectively, of its Class A Common Stock for approximately $15.4 million and $7.6 million, respectively. There were no share repurchases during the year ended December 31, 2020. As of December 31, 2020, subject to the dollar cap on repurchases, 49,903 shares of the Company’s Class A or Class B Common Stock remained available for repurchase under the June 2017 share repurchase program.

Bluegreen

Bluegreen believes that it has sufficient liquidity from the sources described below to fund its operations, including its anticipated working capital, capital expenditure, debt service requirements and impacts associated with the COVID-19 pandemic challenges for the foreseeable future, subject to the success of its ongoing mitigating measures to manage through current challenges caused by the COVID-19 pandemic, as discussed in this report, including cost and capital expenditure reductions and the ongoing availability of credit.

Bluegreen’s primary sources of funds from internal operations are: (i) cash sales; (ii) down payments on VOI sales which are financed; (iii) proceeds from the sale of, or borrowings collateralized by, notes receivable; (iv) cash from finance operations, including mortgage servicing fees and principal and interest payments received on the purchase money mortgage loans arising from sales of VOIs; and (v) net cash generated from sales and marketing fee-based services and other fee-based services, including resort management operations.

While the vacation ownership business has historically been capital intensive and Bluegreen has in the past and may in the future pursue transactions or activities which may require significant capital investment, Bluegreen has sought to focus on the generation of  “free cash flow” (defined as cash flow from operating activities, less capital expenditures) by: (i) incentivizing Bluegreen’s sales associates and creating programs with third-party credit card companies to generate a higher percentage of sales in cash; (ii) maintaining sales volumes that focus on efficient marketing channels; (iii) limiting Bluegreen’s capital and inventory expenditures; (iv) utilizing sales and marketing, mortgage servicing, resort management services, title and construction expertise to pursue fee-based-service business relationships that generally require minimal up-front capital investment and have the potential to produce incremental cash flows; and (v) by selling VOIs obtained through secondary market or JIT arrangements. Bluegreen considers free cash flow to be a measure of cash generated by operating activities that can be used for future investing and financing activities, however, it is not a guarantee that Bluegreen will use excess cash flows for such purposes. While Bluegreen intends to remain flexible with its sales of different categories of VOI inventory in the future, Bluegreen currently expects that its mix of fee-based inventory will decrease over time.

Bluegreen has $20.1 million of required contractual obligations coming due to be paid within one year, as well as two financing facilities with advance periods that will expire in 2021. While there is no assurance that Bluegreen will be successful, Bluegreen intends to seek to renew or extend its debt and extend the advance periods on certain facilities.

The ability to sell and/or borrow against notes receivable from VOI buyers has been critical to Bluegreen’s continued liquidity. A financed VOI buyer is generally only required to pay a minimum of 10% to 20% of the purchase price in cash at the time of sale; however, selling, marketing and administrative expenses attributable to the sale are primarily cash expenses that generally exceed a buyer’s minimum required down payment. Accordingly, having financing facilities available for the hypothecation, sale or transfer of Bluegreen’s VOI notes receivable has been critical to its ability to meet its short and long-term cash needs. Bluegreen has attempted to maintain a number of diverse financing facilities. Historically, Bluegreen has relied on its ability to sell receivables in the term securitization market in order to generate liquidity and create capacity in its receivable facilities. Bluegreen has historically financed a majority of its sales of VOIs, and accordingly, are subject to the risk of defaults by its customers. While Bluegreen does not believe that the full impact of COVID – 19 is reflected in its default or delinquency rates as of December 31, 2020, and believes that the COVID-19 pandemic will continue to have an impact on the collectability of its VOI notes receivable.

Further, the COVID-19 pandemic has resulted in instability and volatility in the financial markets. As described above, Bluegreen’s ability to borrow against or sell its VOI notes receivable has historically been a critical factor in Bluegreen’s liquidity. If Bluegreen is unable to renew credit facilities or obtain new credit facilities, Bluegreen’s business, results of operations, liquidity, or financial condition would be materially, adversely impacted.

In connection with Bluegreen’s capital-light business activities, Bluegreen has entered into agreements with third-party developers that allow Bluegreen to buy VOI inventory, typically on a non-committed basis, prior to when it intends to sell such VOIs. Bluegreen’s capital-light business strategy also includes secondary market sales, pursuant to which Bluegreen enters into secondary market arrangements with certain HOAs and others generally on a non-committed basis, which allows Bluegreen to acquire VOIs generally at a significant discount, as such VOIs are typically obtained by the HOAs through foreclosure in connection with maintenance fee defaults. Acquisition of JIT and secondary market inventory in 2021 is expected to range between $10.0 million to $15.0 million.

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

Bluegreen’s level of debt and debt service requirements have several important effects on its operations and in turn on the Company, including that: (i) significant debt service cash requirements reduce the funds available for operations and future business opportunities and increase Bluegreen’s vulnerability to adverse economic and industry conditions, as well as conditions in the credit markets, generally; (ii) Bluegreen’s leverage position increases its vulnerability to economic and competitive pressures; (iii) the financial covenants and other restrictions contained in indentures, credit agreements and other agreements relating to its indebtedness require Bluegreen to meet certain financial tests and may restrict Bluegreen’s ability to, among other things, pay dividends, borrow additional funds, dispose of assets or make investments; and (iv) Bluegreen’s leverage position may limit funds available for acquisitions, working capital, capital expenditures, dividends and other general corporate purposes. Certain of Bluegreen’s competitors operate on a less leveraged basis and have greater operating and financial flexibility than Bluegreen does.

Credit Facilities for Receivables with Future Availability

Bluegreen maintains various credit facilities with financial institutions which allow Bluegreen to borrow against or sell its VOI notes receivable. As of December 31, 2020, Bluegreen had the following credit facilities with future availability, all of which are subject to revolving availability terms during the advance period and therefore provide for additional availability as the facility is paid down, subject in each case to compliance with covenants, eligible collateral and applicable terms and conditions during the advance period (dollars in thousands):

	Borrowing Limit as of December 31, 2020	Outstanding Balance as of December 31, 2020	Availability as of December 31, 2020	Advance Period Expiration; Borrowing Maturity as of December 31, 2020	Borrowing Rate; Rate as of December 31, 2020
Liberty Bank Facility	$40,000	$12,316	$27,684	June 2021; June 2024	Prime Rate - 0.10%; floor of 3.40%; 3.40%
NBA Receivables Facility	70,000	31,862	38,138	September 2023; March 2028	30 day LIBOR+2.25% to 2.75%; floor of 3.00% to 3.50%; 3.32% (1)
Pacific Western Facility	40,000	8,623	31,377	September 2021; September 2024	30 day LIBOR+2.75% to 3.00%; 3.15%
KeyBank/DZ Purchase Facility	80,000	—	80,000	December 2022; December 2024	30 day LIBOR or CP +2.25% (2)
Quorum Purchase Facility	50,000	29,788	20,212	December 2022; December 2034	(3)
	$280,000	$82,589	$197,411

(1)As described in further detail below, borrowings prior to September 25, 2020 accrue interest at a rate equal to one month LIBOR plus 2.75% (with an interest rate floor of 3.50%), provided that the rate shall decrease to one-month LIBOR plus 2.25% (with an interest rate floor of 3.00%) on the then remaining balance of borrowing prior to September 25, 2020 if new advances subsequent to September 25, 2020 are at least $25.0 million by June 30, 2021. Borrowings after September 25, 2020 accrue interest at one-month LIBOR plus 2.25% (with an interest rate floor of 3.00%).

(2)Borrowings accrue interest at a rate equal to either LIBOR, a “Cost of Funds” rate or commercial paper (“CP”) rates plus 2.25% (with an interest rate floor of 0.25%). As described in further detail below, the interest rate will increase to the applicable rate plus 3.25% upon the expiration of the advance period (with an interest rate floor of 0.25%).

(3)Of the amounts outstanding under the Quorum Purchase Facility at December 31, 2020, $2.2 million accrues interest at a rate per annum of 4.75%, $15.3 million accrues interest at a fixed rate of 4.95%, and $12.3 million accrues interest at a fixed rate of 5.10%.

Liberty Bank Facility. Since 2008, Bluegreen has maintained a revolving VOI notes receivable hypothecation facility (the “Liberty Bank Facility”) with Liberty Bank which provides for advances on eligible receivables pledged under the Liberty Bank Facility, subject to specified terms and conditions, during the revolving credit period. On June 25, 2020, Bluegreen amended the Liberty Bank Facility to extend the revolving credit period from June 2020 to June

2021, and the maturity from March 2023 to June 2024. In addition, the amendment decreased the advance rate with respect to Qualified Timeshare Loans from 85% to 80% of the unpaid principal balance of the Qualified Timeshare Loans. The advance rate is 60% of the unpaid principal balance of Non-Conforming Qualified Timeshare Loans. The amendment also reduced the maximum permitted outstanding borrowings from $50.0 million to $40.0 million, subject to the terms of the facility, and effective July 1, 2020, decreased the interest rate to the Prime Rate minus 0.10% with a floor of 3.40% from the Prime Rate with a floor of 4.00%. In addition, recourse to Bluegreen under the amended facility was reduced to $10.0 million, with certain exceptions set forth in the facility. Subject to the terms of the facility, principal and interest due under the Liberty Bank Facility are paid as cash is collected on the pledged receivables, with the remaining balance being due by maturity.

NBA Receivables Facility. Bluegreen/Big Cedar Vacations has a revolving VOI hypothecation facility (the “NBA Receivables Facility”) with National Bank of Arizona (“NBA”) which was amended and restated on September 25, 2020. The Amended and Restated NBA Receivables Facility extended the revolving advance period from September 2020 to September 2023 and the maturity date from March 2025 to March 2028. In addition, the interest rate on all new advances made under the facility will be one month LIBOR plus 2.25% (with an interest rate floor of 3.00%). Further, if new advances of at least $25.0 million are made by June 30, 2021, the interest rate on borrowings under the facility at September 25, 2020, to the extent then remaining outstanding, will be reduced from the current rate of one month LIBOR plus 2.75% (with an interest rate floor of 3.50%) to one month LIBOR plus 2.25% (with an interest rate floor of 3.00%). The Amended and Restated NBA Receivables Facility provides for advances at a rate of 80% on eligible receivables pledged under the facility (decreased from the prior rate of 85%), subject to eligible collateral and specified terms and conditions, during the revolving credit period. The maximum borrowings allowed under the facility remains at $70.0 million. In addition, recourse to Bluegreen/Big Cedar under the amended facility was reduced to $19.9 million as of December 31, 2020 and will be reduced by $1.3 million per month until it reaches a floor of $10.0 million. Subject to the terms of the facility, principal and interest payments received on pledged receivables are applied to principal and interest due under the facility, with the remaining outstanding balance being due by maturity.

Pacific Western Facility. Bluegreen has a revolving VOI notes receivable hypothecation facility (the “Pacific Western Facility”) with Pacific Western Bank, which provides for advances on eligible VOI notes receivable pledged under the facility, subject to specified terms and conditions, during a revolving credit period. Maximum outstanding borrowings under the Pacific Western Facility are $40.0 million, subject to eligible collateral and customary terms and conditions. The revolving advance period expires in September 2021 and the Pacific Western Facility matures in September 2024 (in each case, subject to an additional 12-month extension at the option of Pacific Western Bank). Eligible “A” VOI notes receivable that meet certain eligibility and FICO score requirements, which Bluegreen believes are typically consistent with loans originated under its current credit underwriting standards, are subject to an 85% advance rate. The Pacific Western Facility also allows for certain eligible “B” VOI notes receivable (which have less stringent FICO score requirements) to be funded at a 53% advance rate. All borrowings outstanding under the Pacific Western Facility accrue interest at an annual rate equal to 30-day LIBOR plus 3.00%; provided, however, that a portion of the borrowings, to the extent such borrowings are in excess of established debt minimums, will accrue interest at 30-day LIBOR plus 2.75%. Subject to the terms of the facility, principal repayments and interest on borrowings under the Pacific Western Facility are paid as cash is collected on the pledged VOI notes receivable, subject to future required decreases in the advance rates after the end of the revolving advance period, with the remaining outstanding balance being due by maturity. The facility has limited recourse not to exceed $10.0 million.

KeyBank/DZ Purchase Facility. Bluegreen has a VOI notes receivable purchase facility (the “KeyBank/DZ Purchase Facility”) with DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main (“DZ”), and KeyBank National Association (“KeyBank”) which permits maximum outstanding financings of up to $80.0 million and provides for an advance rate of 80% with respect to VOI receivables securing amounts financed. On December 27, 2019, the KeyBank/DZ Purchase Facility was amended to extend the advance period to December 2022 from December 2019. The KeyBank/DZ Purchase Facility will mature and all outstanding amounts will become due 24 months after the revolving advance period has expired, or earlier under certain circumstances set forth in the facility. Interest on amounts outstanding under the facility is tied to an applicable index rate of the LIBOR rate, in the case of amounts funded by KeyBank, and a cost of funds rate or commercial paper rates, in the case of amounts funded by or through DZ. Pursuant to the amendment, the interest rate payable under the facility decreased from 2.75% to the applicable index rate plus 2.25% (with an interest rate index floor of 0.25%) until the expiration of the revolving advance period, and thereafter decreased from 4.75% to equal the applicable index rate plus 3.25% (with an interest rate index floor of 0.25%). Subject to the terms of the facility, Bluegreen will receive the excess cash flows generated by the VOI notes receivable sold (excess meaning after payments of customary fees, interest and principal under the facility) until the expiration of the VOI notes receivable advance period, at which point all of the excess cash flow will be paid to the note holders until the outstanding balance is reduced to zero. While ownership of the VOI notes receivable included in the facility is transferred and sold for legal purposes, the transfer of these VOI notes receivable is accounted for as a secured borrowing for financial reporting purposes. The facility is nonrecourse.

Quorum Purchase Facility. Bluegreen/Big Cedar Vacations has a VOI notes receivable purchase facility (the “Quorum Purchase Facility”) with Quorum Federal Credit Union (“Quorum”), pursuant to which Quorum has agreed to purchase eligible VOI notes receivable in an amount of up to an aggregate $50.0 million purchase price, subject to certain conditions precedent and other terms of the facility. On December 18, 2020, the Quorum Purchase Facility was amended to extend the advance period to December 2022 from December 2020 and the maturity date to December 2034 from December 2032. The interest rate on each advance is set at the time of funding based on rates mutually agreed upon by the parties. Of the amounts outstanding under the Quorum Purchase Facility at December 31, 2020, $2.2 million accrues interest at a rate per annum of 4.75%, $15.3 million accrues interest at a fixed rate of 4.95%, and $12.3 million accrues interest at a fixed rate of 5.10%. The Quorum Purchase Facility provides for an 85% advance rate on eligible receivables sold under the facility, however Quorum can modify this advance rate on future purchases subject to the terms and conditions of the Quorum Purchase Facility. Eligibility requirements for VOI notes receivable sold include, among others, that the obligors under the VOI notes receivable sold be members of Quorum at the time of the note sale. Subject to performance of the collateral, Bluegreen or Bluegreen/Big Cedar Vacations, as applicable, will receive any excess cash flows generated by the VOI notes receivable transferred to Quorum under the facility (excess meaning after payment of customary fees, interest and principal under the facility) on a pro-rata basis as borrowers make payments on their VOI notes receivable. While ownership of the VOI notes receivable included in the Quorum Purchase Facility is transferred and sold for legal purposes, the transfer of these VOI notes receivable is accounted for as a secured borrowing for financial reporting purposes. The facility is nonrecourse.

Other Credit Facilities

Fifth Third Syndicated Line-of-Credit and Fifth Third Syndicated Term Loan. In December 2016, Bluegreen entered into a $100.0 million syndicated credit facility with Fifth Third Bank, as administrative agent and lead arranger, and certain other bank participants as lenders. In October 2019, Bluegreen amended the facility and increased the facility to $225.0 million. The amended facility includes a $100.0 million term loan (the “Fifth Third Syndicated Term Loan”) with quarterly amortization requirements and a $125.0 million revolving line of credit (the “Fifth Third Syndicated Line-of-Credit”). Borrowings under the amended facility generally bear interest at LIBOR plus 2.00% - 2.50% (with a LIBOR floor of 0.25%), depending on Bluegreen’s leverage ratio, are collateralized by certain of Bluegreen’s VOI inventory, sales center buildings, management fees, short-term receivables and cash flows from residual interests relating to certain term securitizations, and will mature in October 2024. During March 2020, in an effort to assure adequate liquidity for a sustained period given the effect and uncertainties associated with the COVID-19 pandemic, Bluegreen drew down $60.0 million under its line-of credit which it has repaid as of December 31, 2020. As of December 31, 2020, outstanding borrowings under the facility totaled $123.8 million, including $93.8 million under the Fifth Third Syndicated Term Loan with an interest rate of 2.25%, and $30.0 million under the Fifth Third Syndicated Line of Credit with an interest rate of 2.25%.

Bluegreen also has outstanding obligations under various credit facilities and securitizations that have no remaining future availability as the advance periods have expired.

Commitments

The Company’s material commitments as of December 31, 2020 included the required payments due on receivable-backed debt, notes payable and other borrowings, junior subordinated debentures, commitments to complete certain projects based on its sales contracts with customers, subsidy advances to certain HOAs, and commitments under non-cancelable operating leases.

The following table summarizes the contractual minimum principal and interest payments required on all of the Company’s outstanding debt, non-cancelable operating leases and inventory purchase commitments by period due date, as of December 31, 2020 (in thousands):

	Payments Due by Period
Contractual Obligations	Less than 1 year	1 – 3 Years	4 – 5 Years	After 5 Years	Unamortized Debt Issuance Costs	Total
Receivable-backed notes payable	$—	$—	$33,843	$366,484	$(5,994)	$394,333
Notes payable and other borrowings	12,200	24,953	102,500	—	(1,267)	138,386
Note payable to BBX Capital, Inc.	—	—	75,000	—	—	75,000
Jr. subordinated debentures (1)	—	—	—	177,129	(1,057)	176,072
Noncancelable operating leases (2)	4,025	12,561	5,770	25,435	—	47,791
Bass Pro Settlement (3)	4,000	8,000	4,000	—	—	16,000
Total contractual obligations	20,225	45,514	221,113	569,048	(8,318)	847,582

Interest Obligations (4)
Receivable-backed notes payable	13,229	26,458	25,108	92,245	—	157,040
Notes payable and other borrowings	3,320	5,276	1,871	—	—	10,467
Note payable to BBX Capital, Inc.	4,500	9,000	7,875	—	—	21,375
Jr. subordinated debentures	8,294	16,586	16,586	84,203	—	125,669
Total contractual interest	29,343	57,320	51,440	176,448	—	314,551
Total contractual obligations	$49,568	$102,834	$272,553	$745,496	$(8,318)	$1,162,133

(1)Amounts do not include purchase accounting adjustments for junior subordinated debentures of $37.9 million.

(2)Amounts represent the cash payment for leases and includes interest of $11.9 million. The increase in noncancelable operating leases is primarily the result of 2 new leases executed in December 2020.

(3)Amounts represent the $4.0 million annual cash payment to Bass Pro during each of 2021, 2022, 2023, and 2024 pursuant to the June 2019 settlement agreement and include imputed interest of $2.7 million.

(4)Assumes that the scheduled minimum principal payments are made in accordance with the table above and the interest rate on variable rate debt remains the same as the rate at December 31, 2020.

The future commitments of the Company, excluding Bluegreen, relate to the Woodbridge’s junior subordinated debentures and the note payable to BBX Capital, including interest thereon. The Company will rely primarily on cash on hand and cash equivalents, as well as dividends that may be provided by Bluegreen in the future, in order to satisfy the principal payments required on its contractual obligations. As discussed above, the COVID-19 pandemic has resulted in Bluegreen’s suspension of its regular quarterly dividend, and while the Company believes that it will have sufficient cash and cash equivalents to fund its operations for approximately two years following the spin-off, it will be dependent on the resumption of dividends from Bluegreen to fund its operations in future periods. There is no assurance that Bluegreen will resume the payment of dividends.

In December 2019, Bluegreen’s then-serving President and Chief Executive Officer resigned. In connection with his resignation, Bluegreen agreed to make payments totaling $3.5 million over a period of 18 months, $1.2 million of which remained payable as of December 31, 2020.

In lieu of paying maintenance fees for unsold VOI inventory, Bluegreen may enter into subsidy agreements with certain HOAs. During the years ended December 31, 2020, 2019 and 2018, Bluegreen made payments related to such subsidies of $24.0 million, $24.9 million, and $12.6 million, respectively, which are included within cost of other fee-based services in the Company’s consolidated statements of operations and comprehensive income. As of December 31, 2020 and December 31, 2019, Bluegreen had no accrued liabilities for such subsidies.

Bluegreen intends to use cash on hand and cash flow from operations, including cash received from the sale or pledge of VOI notes receivable, and cash received from new borrowings under existing or future credit facilities in order to satisfy the principal payments and interest required on its contractual obligations.

Bluegreen believes that its existing cash, anticipated cash generated from operations, anticipated future permitted borrowings under existing or future credit facilities, and anticipated future sales of notes receivable under existing, future or replacement purchase facilities will be sufficient to meet its anticipated working capital, capital expenditure and debt service requirements, including the contractual payment of the Bluegreen obligations set forth above, for the foreseeable future, subject to the success of its ongoing business strategies, the ongoing availability of credit and the impact of the COVID-19 pandemic and success of the actions Bluegreen has taken in response thereto. Bluegreen will continue its efforts to renew, extend or replace any credit and receivables purchase facilities that have expired or that will expire in the near term. Bluegreen may, in the future, also obtain additional credit facilities and may issue corporate debt or equity securities. Any debt incurred or issued may be secured or unsecured, bear interest at fixed or variable rates and may be subject to such terms as the lender may require and management believes acceptable. There can be no assurance that Bluegreen’s efforts to renew or replace credit facilities or receivables purchase facilities which have expired or which are scheduled to expire in the near term will be successful or that sufficient funds will be available from operations or under existing, proposed or future revolving credit or other borrowing arrangements or receivables purchase facilities to meet Bluegreen’s cash needs, including debt service obligations. To the extent Bluegreen is unable to sell notes receivable or borrow under such facilities, its ability to satisfy its obligations would be materially adversely affected.

Bluegreen’s receivables purchase facilities, credit facilities, indentures and other outstanding debt instruments include what Bluegreen believes to be customary conditions to funding, eligibility requirements for collateral, cross-default and other acceleration provisions and certain financial and other affirmative and negative covenants, including, among others, limits on the incurrence of indebtedness, payment of dividends, investments in joint ventures and other restricted payments, the incurrence of liens and transactions with affiliates, as well as covenants concerning net worth, fixed charge coverage requirements, debt-to-equity ratios, portfolio performance requirements and cash balances, and events of default or termination. In the future, Bluegreen may be required to seek waivers of such covenants, but may not be successful in obtaining waivers, and such covenants may limit its ability to raise funds, sell receivables or satisfy or refinance its obligations, or otherwise adversely affect Bluegreen’s financial condition and results of operations, as well as its ability to pay dividends. During April 2020, Bluegreen’s board of directors suspended regular quarterly cash dividends on Bluegreen’s common stock due to the impact of the COVID-19 pandemic. While Bluegreen paid a special dividend during August 2020, no regular or any other special cash dividends are currently anticipated. Bluegreen’s future operating performance and ability to meet its financial obligations will be subject to future economic conditions and to financial, business and other factors, many of which may be beyond its control.

Pursuant to a settlement agreement Bluegreen entered into with Bass Pro and its affiliates during June 2019, Bluegreen paid Bass Pro $20.0 million and agreed to make five annual payments to Bass Pro of $4.0 million, which commenced in January 2020. Additionally, in lieu of the previous commission arrangement, Bluegreen agreed to pay Bass Pro a fixed annual fee of $70,000 for each Bass Pro and Cabela’s retail store that it is accessing (excluding sales at retail stores which are designated to provide tours to Bluegreen/Big Cedar Vacations, or “Bluegreen/Big Cedar feeder stores”), plus $32.00 per net vacation package sold (less cancellations or refunds within 45 days of sale). Bluegreen also agreed to contribute to the Wonders of Wildlife Foundation $5.00 per net package sold (less certain cancellations and refunds within 45 days of sale), subject to an annual minimum of $700,000. Subject to the terms and conditions of the settlement agreement, Bluegreen is generally required to pay the fixed annual fee with respect to at least 59 Bass Pro retail stores and a minimum number of Cabela’s retail stores that increases over time to a total of at least 60 Cabela’s retail stores by the end of 2021. During 2020, Bluegreen paid $5.7 million for this fixed fee, which is included in selling, general and administrative expenses within the Company’s consolidated statement of operations and comprehensive income. Notwithstanding the foregoing, the minimum number of Bass Pro and Cabela’s retail stores for purposes of the fixed annual fee may be reduced under certain circumstances set forth in the agreement, including as a result of a reduction of traffic in the stores in excess of 25% year-over-year. In March 2020 as a result of the COVID-19 pandemic, Bluegreen temporarily closed its retail marketing operations at Bass Pro Shops and Cabela’s stores. Beginning in mid-May 2020, Bluegreen started the process of recommencing its sales and marketing operations and by December 31, 2020, Bluegreen had recommenced operating marketing kiosks at 88 Bass Pro Shops and Cabela’s stores and commenced operating marketing kiosks at 10 new Cabela’s stores, for a total of 98 Bass Pro Shops and Cabela’s stores.

Off-balance-sheet Arrangements

As of December 31, 2020 and December 31, 2019, the Company did not have any “off-balance sheet” arrangements.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of results of operations and financial condition are based upon its consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires it to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of commitments and contingencies. On an ongoing basis, the Company evaluates its estimates, including those that relate to the estimated future sales value of inventory, the recognition of revenue and its allowance for loan losses. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates if different assumptions and conditions were utilized. If actual results differ significantly from its estimates, its results of operations and financial condition could be materially, adversely impacted.

Revenue Recognition for Sales of VOIs

Bluegreen generally offers qualified purchasers financing for up to 90% of the purchase price of VOIs. The typical financing provides for a term of ten years and a fixed interest rate, is fully amortizing in equal installments and may be prepaid without penalty. For sales of VOIs for which Bluegreen provides financing, it has reduced the transaction price for expected loan losses, which Bluegreen considers to be variable consideration. To the extent Bluegreen determines that it is probable that a significant reversal of cumulative revenue recognized may occur, it records an estimate of variable consideration as a reduction to the transaction price of the sales of VOIs until the uncertainty associated with the variable consideration is resolved. Bluegreen’s estimate of variable consideration is based on the results of its static pool analysis, which relies on historical payment data for similar VOI notes receivable and tracks uncollectibles for each period’s sales over the entire life of the VOI notes receivable. Bluegreen also considers whether historical economic conditions are comparable to then current economic conditions, as well as variations in underwriting standards. Bluegreen’s policies regarding the estimation of variable consideration on its notes receivable are discussed in further detail under “Allowance for Loan Losses on VOI Notes Receivable” below.

Allowance for Loan Losses on VOI Notes Receivable

The allowance for loan losses is related to the notes receivable generated in connection with financing Bluegreen’s VOI sales. Bluegreen holds large amounts of homogeneous VOI notes receivable and assess uncollectibility based on pools of receivables as there are no significant concentrations of credit risk with any individual counterparty or groups of counterparties. In estimating future loan losses, Bluegreen does not use a single primary indicator of credit quality but instead evaluates its VOI notes receivable based upon a static pool analysis that incorporates the age of the respective receivables, default trends and prepayment rates by origination year, as well as the FICO scores of the borrowers.

 Inventory and Cost of Sales

Bluegreen carries its completed inventory at the lower of:  (i) cost, including costs of improvements and amenities incurred subsequent to acquisition, capitalized interest, real estate taxes and other costs incurred during construction, or (ii) estimated fair market value, less costs to sell. Bluegreen uses the relative sales value method for establishing the cost of its VOI sales and relieving inventory, which requires it to make estimates subject to significant uncertainty.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks in the ordinary course of its business. These risks primarily include interest rate risk and risks relating to inflation and changing prices.

The market price of the Company’s Class A Common Stock and Class B Common Stock and Bluegreen’s common stock are important to the Company’s valuation and financing capability.

Interest Rate Risk

The Company is subject to interest rate risk on Woodbridge’s junior subordinated debentures. The interest rates for Woodbridge’s $66.3 million of junior subordinated debentures are variable rates based upon the prevailing 3-month LIBOR rates. For variable rate financial instruments, interest rate changes do not generally affect the market value of the debt, but they do impact future earnings and cash flows, assuming other factors are held constant. If interest rates were to increase one percentage point, the effect on interest expense related to Woodbridge’s variable-rate debt would be an annual increase of approximately $0.7 million, based on December 31, 2020 balances.

As of December 31, 2020, Bluegreen had fixed interest rate debt of approximately $341.5 million and floating interest rate debt of approximately $300.2 million, excluding purchase accounting adjustments for junior subordinated debentures of $37.9 million. The floating interest rates are subject to floors and are generally based either upon the prevailing prime or LIBOR rates. For floating rate financial instruments, interest rate changes generally do not affect the market value of the debt, but do impact earnings and cash flows relating to the debt, assuming other factors are held constant. Conversely, for fixed rate financial instruments, interest rate changes affect the market value of the debt but do not impact earnings or cash flows relating to the debt, assuming other factors are held constant.

To the extent inflationary trends, tightened credit markets or other factors affect interest rates, the Company’s debt service costs may increase. If interest rates increased one percentage point, the effect on interest expense related to Bluegreen’s floating rate debt would be an annual increase of approximately $3.0 million based on December 31, 2020 balances and interest rates. Due to the interest rate floors on Bluegreen’s floating rate debt, if interest rates decreased one percentage point, the effect on interest expense related to Bluegreen’s floating rate debt would be an annual decrease of approximately $1.3 million based on December 31, 2020 balances and interest rates. In addition, a one percentage point increase or decrease in interest rates would affect the total fair value of Bluegreen’s fixed rate debt by an immaterial amount. This analysis does not consider the effects of changes in the level of overall economic activity that could result due to interest rate changes. Further, in the event of a significant change in interest rates, Bluegreen may pursue actions in order to mitigate any exposure to the change. However, due to the uncertainty of the specific actions that may be taken and their possible effects, the foregoing sensitivity analysis assumes no changes in Bluegreen’s financial structure. Further, in the event of tightened credit markets, there may a significant tightening of availability under Bluegreen’s existing lines, Bluegreen may be unable to renew its lines of credit or obtain new facilities. In addition, Bluegreen’s ability to borrow against or sell its VOI notes receivable has historically been a critical factor in its liquidity. As a result, instability or volatility in the financial markets restricting the availability of credit, including any tightening of the credit markets in connection with the continuation or worsening of the COVID-19 pandemic, may adversely impact its, business, results of operations, liquidity, or financial condition.

Risks Relating to Inflation and Changing Prices

The Company is subject to significant interest rate risk on outstanding debt. As a result, interest rates have a more significant impact on the Company’s performance than the effects of general price levels, although interest rates generally move in the same direction as inflation, the magnitude of such changes varies.

Inflation and changing prices have had and may in the future have a material impact on the Company’s revenue and results of operations. Bluegreen has increased the sales prices of its VOIs periodically and has experienced increases in construction and development costs. Bluegreen may not be able to increase or maintain the current level of its sales prices, and increased construction and development costs may have a material adverse impact on gross margin. In addition, to the extent that inflation or increased prices for VOIs adversely impacts consumer demand, Bluegreen’s results of operations could be adversely impacted.

Changes to and replacement of the LIBOR benchmark interest rate could adversely affect the Company’s results of operations and liquidity.

In July 2017, the Financial Conduct Authority (the regulatory authority over LIBOR) stated it plans for a phase out of regulatory oversight of LIBOR interest rate indices after 2021 to allow for an orderly transition to an alternate reference rate. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to LIBOR for promissory notes or other contracts that are currently indexed to LIBOR. The ARRC has proposed a market transition plan to SOFR from LIBOR and organizations are currently working on transition plans as it relates to derivatives and cash markets exposed to LIBOR. In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effect of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”), which provides relief for companies preparing for discontinuation of LIBOR in response to the Financial Conduct Authority (the regulatory authority over LIBOR) plan for a phase out of regulatory oversight of LIBOR interest rate indices after 2021 to allow for an orderly transition to an alternate reference rate. Although Bluegreen’s VOIs notes receivable from its borrowers are not indexed to LIBOR, the Company (including Bluegreen) currently has $177.1 million of LIBOR indexed junior subordinated debentures, $40.5 million of LIBOR indexed receivable-backed notes payable and lines of credit and $127.5 million of LIBOR indexed lines of credit and notes payable (which are not receivable-backed) maturing in 2021 and after. The Company is evaluating the potential impact that the eventual replacement of the LIBOR benchmark interest rate could have on the Company’s results of operations and liquidity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BLUEGREEN VACATIONS HOLDING CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Bluegreen Vacations Holding Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Bluegreen Vacations Holding Corporation (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020 based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 1, 2021 expressed an unqualified opinion.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for loan losses

As described in Note 2 to the consolidated financial statements, for sales of vacation ownership interests (“VOIs”) for which the Company provides financing, the Company records an estimate of variable consideration for expected loan losses as a reduction of the transaction price. The Company’s estimates of variable consideration are based on projected default rates that are the result of a static pool analysis, which relies on historical payment data for similar VOI notes receivable, and tracks uncollectible loans for each period’s sales over the entire life of the VOI notes receivable. A further qualitative analysis is performed by the Company which considers whether any economic, market or portfolio specific conditions exist that may indicate an adjustment is necessary to properly reflect the impact on the allowance for loan losses. We identified the determination of the allowance for loan losses as a critical audit matter.

Auditing the allowance for loan losses was challenging given the significant and complex judgement required to accurately predict future losses over the life of the VOI notes receivable, including the determination of whether any qualitative adjustments are necessary.

Our audit procedures related to the allowance for loan losses included the following, among others.

•We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s allowance for loan losses on VOI notes receivable process, including controls over management’s review of the static pool analysis, as well as the data and assumptions utilized in applying the static pool analysis.

•We tested management’s process for determining the allowance as follows:

oWe tested the completeness and accuracy of the underlying historical loss data used by the Company in the static pool analysis.

oWe compared the projected default rates from the static pool analysis to historical and current default rates.

oWe evaluated qualitative adjustments made to the allowance, which included assessing the basis for those adjustments and the reasonableness of the significant assumptions used.

oWe performed a retrospective review of the prior year allowance to evaluate the reliability of the Company’s estimates of future defaults.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2015.

Fort Lauderdale, Florida

March 1, 2021

BLUEGREEN VACATIONS HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of December 31,
	2020	2019
ASSETS
Cash and cash equivalents	$221,118	$335,846
Restricted cash ($20,469 and $22,534 in VIEs at December 31, 2020
and December 31, 2019, respectively)	35,986	49,896
Notes receivable	551,393	589,198
Less: Allowance for loan loss	(142,044)	(140,630)
Notes receivable, net ($292,021 and $292,590 in VIEs
at December 31, 2020 and December 31, 2019, respectively)	409,349	448,568
Vacation ownership interest ("VOI") inventory	347,122	346,937
Property and equipment, net	90,049	99,670
Intangible assets, net	61,431	61,515
Operating lease assets	34,415	21,498
Other assets	50,649	68,477
Discontinued operations total assets	—	360,861
Total assets	$1,250,119	$1,793,268
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable	$10,559	$16,662
Deferred income	15,745	18,074
Escrow deposits	13,435	22,711
Other liabilities	80,536	99,320
Receivable-backed notes payable - recourse	38,500	78,569
Receivable-backed notes payable - non-recourse (in VIEs)	355,833	344,246
Note payable to BBX Capital, Inc.	75,000	—
Notes payable and other borrowings	138,386	146,160
Junior subordinated debentures	138,177	137,254
Operating lease liabilities	35,904	22,957
Deferred income taxes	85,314	89,855
Discontinued operations total liabilities	—	173,381
Total liabilities	987,389	1,149,189
Commitments and contingencies (See Note 12)
Redeemable noncontrolling interest	—	4,009
Shareholders' Equity
Preferred stock of $0.01 par value; authorized 10,000,000 shares	—	—
Class A Common Stock of $0.01 par value; authorized 30,000,000 shares;
issued and outstanding 15,624,091 in 2020 and 15,106,067 in 2019	156	151
Class B Common Stock of $0.01 par value; authorized 4,000,000 shares;
issued and outstanding 3,693,596 in 2020 and 3,191,571 in 2019	37	32
Additional paid-in capital	177,104	153,507
Accumulated earnings	10,586	394,551
Accumulated other comprehensive income	—	1,554
Total Bluegreen Vacations Holding shareholders' equity	187,883	549,795
Non-controlling interest	74,847	90,275
Total shareholders' equity	262,730	640,070
Total liabilities and shareholders' equity	$1,250,119	$1,793,268

See accompanying notes to consolidated financial statements.

BLUEGREEN VACATIONS HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(In thousands, except per share data)

	For the Years Ended December 31,
	2020	2019	2018
Revenues:
Sales of VOIs	$173,997	$255,375	$254,225
Fee-based sales commission revenue	89,965	207,832	216,422
Other fee-based services revenue	111,823	125,244	118,024
Cost reimbursements	64,305	63,889	62,534
Interest income	79,381	85,431	83,081
Other revenue	—	67	16
Total revenues	519,471	737,838	734,302
Costs and Expenses:
Cost of VOIs sold	13,597	21,845	23,813
Cost of other fee-based services	79,434	83,440	69,968
Cost reimbursements	64,305	63,889	62,534
Interest expense	36,795	45,365	41,277
Selling, general and administrative expenses	370,935	514,528	464,338
Total costs and expenses	565,066	729,067	661,930
Other (expense) income	(1,179)	(592)	1,414
(Loss) income before income taxes	(46,774)	8,179	73,786
Benefit (provision) for income taxes	2,368	(7,525)	(26,393)
Net (loss) income from continuing operations	(44,406)	654	47,393
Discontinued operations
(Loss) income from operations	(41,593)	40,582	13,646
Benefit (provision) for income taxes	8,834	(9,133)	(5,246)
Net (loss) income from discontinued operations	(32,759)	31,449	8,400
Net (loss) income	(77,165)	32,103	55,793
Less: Income attributable to noncontrolling interests - continuing operations	8,186	14,636	20,956
Less: (Loss) attributable to noncontrolling interests - discontinued operations	(4,822)	(224)	(265)
Net (loss) income attributable to shareholders	$(80,529)	$17,691	$35,102

Basic (loss) earnings per share from continuing operations	$(2.82)	$(0.75)	$1.39
Basic (loss) earnings per share from discontinued operations	(1.50)	1.71	0.45
Basic (loss) earnings per share	$(4.32)	$0.96	$1.84
Diluted (loss) earnings per share from continuing operations	$(2.82)	$(0.75)	$1.35
Diluted (loss) earnings per share from discontinued operations	(1.50)	1.71	0.44
Diluted (loss) earnings per share	$(4.32)	$0.96	$1.79
Basic weighted average number of common shares outstanding	18,661	18,526	19,060
Diluted weighted average number of common and common equivalent shares outstanding	18,661	18,526	19,572
Cash dividends declared per Class A common share	$—	$0.25	$0.20
Cash dividends declared per Class B common share	$—	$0.25	$0.20

BLUEGREEN VACATIONS HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME—(Continued)

(In thousands, except per share data)

	For the Years Ended December 31,
	2020	2019	2018

Net (loss) income	$(77,165)	$32,103	$55,793
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	19	287	(194)
Unrealized (loss) gain on securities available for sale	(198)	52	(47)
Other comprehensive (loss) income, net	(179)	339	(241)
Comprehensive (loss) income, net of tax	(77,344)	32,442	55,552
Less: Comprehensive income attributable to noncontrolling interests	3,364	14,412	20,691
Comprehensive (loss) income attributable to shareholders	$(80,708)	$18,030	$34,861

See accompanying notes to consolidated financial statements.

BLUEGREEN VACATIONS HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Shares of
	Common Stock		Common				Accumulated
	Outstanding		Stock		Additional		Other	Total	Non-
	Class		Class		Paid-in	Accumulated	Comprehensive	Shareholders'	controlling	Total
	A	B	A	B	Capital	Earnings	Income	Equity	Interests	Equity
Balance, December 31, 2017	17,138	2,793	$171	$28	$229,129	$354,432	$1,708	$585,468	$82,054	$667,522
Cumulative effect from the adoption of ASU 2016-01	—	—	—	—	—	252	(252)	—	—	—
Net income excluding $370 of loss attributable to redeemable noncontrolling interest	—	—	—	—	—	35,102	—	35,102	21,061	56,163
Other comprehensive income	—	—	—	—	—	—	(241)	(241)	—	(241)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(14,284)	(14,284)
Bluegreen purchase and retirement of its common stock	—	—	—	—	(2,124)	—	—	(2,124)	(1,876)	(4,000)
Increase in noncontrolling interest from loan foreclosure	—	—	—	—	—	—	—	—	704	704
Purchase of noncontrolling interests	—	—	—	—	(587)	—	—	(587)	329	(258)
Class A common stock cash dividends declared	—	—	—	—	—	(3,281)	—	(3,281)	—	(3,281)
Class B common stock cash dividends declared	—	—	—	—	—	(716)	—	(716)	—	(716)
Purchase and retirement of common stock from tender offer	(1,297)	—	(13)	—	(60,128)	—	—	(60,141)	—	(60,141)
Purchase and retirement of common stock	(398)	(101)	(4)	(1)	(17,001)	—	—	(17,006)	—	(17,006)
Conversion of common stock from Class B to Class A	8	(8)	—	—	—	—	—	—	—	—
Issuance of common stock from vesting of restricted stock awards	220	284	3	3	(6)	—	—	—	—	—
Issuance of common stock from exercise of options	5	—	—	—	245	—	—	245	—	245
Share-based compensation	—	—	—	—	12,901	—	—	12,901	—	12,901
Balance, December 31, 2018	15,676	2,968	$157	$30	$162,429	$385,789	$1,215	$549,620	$87,988	$637,608
Cumulative effect from the adoption of ASU 2016-02, net of income taxes and redeemable noncontrolling interest	—	—	—	—	—	(2,202)	—	(2,202)	—	(2,202)
Net income excluding $326 of loss attributable to redeemable noncontrolling interest	—	—	—	—	—	17,691	—	17,691	14,738	32,429
Accretion of redeemable noncontrolling interest	—	—	—	—	—	(1,902)	—	(1,902)	—	(1,902)
Purchase and retirement of common stock	(690)	(150)	(7)	(2)	(20,030)	—	—	(20,039)	—	(20,039)
Other comprehensive income	—	—	—	—	—	—	339	339	—	339
Bluegreen purchase and retirement of its common stock	—	—	—	—	(332)	—	—	(332)	(503)	(835)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(11,948)	(11,948)
Class A common stock cash dividends declared	—	—	—	—	—	(3,878)	—	(3,878)	—	(3,878)
Class B common stock cash dividends declared	—	—	—	—	—	(947)	—	(947)	—	(947)
Conversion of common stock from Class B to Class A	7	(7)	—	—	—	—	—	—	—	—
Issuance of common stock from vesting of restricted stock awards	113	381	1	4	(5)	—	—	—	—	—
Share-based compensation	—	—	—	—	11,445	—	—	11,445	—	11,445
Balance, December 31, 2019	15,106	3,192	$151	$32	$153,507	$394,551	$1,554	$549,795	$90,275	$640,070

BLUEGREEN VACATIONS HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Shares of
	Common Stock		Common				Accumulated
	Outstanding		Stock		Additional		Other	Total	Non-
	Class		Class		Paid-in	Accumulated	Comprehensive	Shareholders'	controlling	Total
	A	B	A	B	Capital	Earnings	Income	Equity	Interests	Equity
Balance, December 31, 2019	15,106	3,192	$151	$32	$153,507	$394,551	$1,554	$549,795	$90,275	$640,070
Net loss excluding $4,073 of loss attributable to redeemable noncontrolling interest	—	—	—	—	—	(80,529)	—	(80,529)	7,437	(73,092)
Accretion of redeemable noncontrolling interest	—	—	—	—	—	(1,247)	—	(1,247)	—	(1,247)
Reversal of accretion of redeemable noncontrolling interest	—	—	—	—	—	3,150	—	3,150	—	3,150
Other comprehensive loss	—	—	—	—	—	—	(179)	(179)	—	(179)
Bluegreen purchase and retirement of common stock	—	—	—	—	(1,167)	—	—	(1,167)	(10,574)	(11,741)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(12,094)	(12,094)
Conversion of common stock from Class B to Class A	27	(27)	—	—	—	—	—	—	—	—
Spin-off of BBX Capital, Inc.	—	—	—	—	(643)	(305,339)	(1,375)	(307,357)	(197)	(307,554)
Accelerated vesting of restricted stock awards	491	529	5	5	18,740	—	—	18,750	—	18,750
Share-based compensation	—	—	—	—	6,667	—	—	6,667	—	6,667
Balance, December 31, 2020	15,624	3,694	$156	$37	$177,104	$10,586	$—	$187,883	$74,847	$262,730

See accompanying notes to consolidated financial statements.

BLUEGREEN VACATIONS HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2020	2019	2018
Operating activities:
Net (loss) income	$(77,165)	$32,103	$55,793
Adjustment to reconcile net (loss) income to net cash
provided by operating activities:
Recoveries from loan losses, net	(5,844)	(5,428)	(8,653)
Provision for notes receivable allowances	56,941	55,677	51,236
Depreciation, amortization and accretion, net	24,771	27,720	25,739
Share-based compensation expense	25,417	11,445	12,901
Net losses (gains) on sales of real estate and property and equipment	1,428	(9,396)	(4,563)
Equity earnings of unconsolidated real estate joint ventures	(49)	(37,898)	(14,194)
Return on investment in unconsolidated real estate joint ventures	3,933	39,043	17,679
Loss on the deconsolidation of IT'SUGAR, LLC	3,326	—	—
(Decrease) increase in deferred income tax liability	(9,243)	2,072	27,444
Impairment losses	31,588	6,938	4,718
Interest accretion on redeemable 5% cumulative preferred stock	—	1,028	1,061
(Increase) in notes receivable	(17,722)	(65,672)	(63,545)
Increase in VOI inventory	(185)	(12,788)	(32,022)
Decrease (increase) in trade inventory	279	(2,733)	3,882
Decrease (increase) in real estate inventory	925	(7,445)	12,001
Net change in operating lease asset and operating lease liability	(935)	1,444	—
Decrease (increase) in other assets	14,051	19,315	(1,607)
(Decrease) increase in other liabilities	(22,437)	22,817	(1,231)
Net cash provided by operating activities	$29,079	$78,242	$86,639

Investing activities:
Return of investment in unconsolidated real estate joint ventures	4,631	31,442	12,080
Investments in unconsolidated real estate joint ventures	(14,009)	(25,179)	(29,070)
Proceeds from repayment of loans receivable	6,127	6,171	19,394
Proceeds from sales of real estate	2,151	23,512	17,431
Proceeds from sales of property and equipment	190	16,642	569
Additions to real estate	(70)	(600)	(1,221)
Purchases of property and equipment	(11,779)	(35,588)	(45,550)
Decrease in cash from other investing activities	(1,210)	(81)	(4,696)
Net cash (used in) provided by investing activities	$(13,969)	$16,319	$(31,063)
		(Continued)

BLUEGREEN VACATIONS HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(In thousands)

	For the Years Ended December 31,
	2020	2019	2018
Financing activities:
Repayments of notes payable and other borrowings	$(317,952)	$(258,198)	$(279,737)
Proceeds from notes payable and other borrowings	278,091	200,781	336,951
Payments for debt issuance costs	(3,194)	(3,428)	(1,121)
Payments of interest of redeemable 5% cumulative preferred stock	—	(500)	(563)
Payments to redeem redeemable 5% cumulative preferred stock	—	(10,000)	—
Purchase and retirement of Class A common stock	—	(20,039)	(77,147)
Purchase of noncontrolling interest	—	—	(258)
Cash transferred in spin-off of BBX Capital, Inc.	(96,842)	—	—
Proceeds from the exercise of stock options	—	—	245
Purchase and retirement of subsidiary common stock	(11,741)	(835)	(4,000)
Dividends paid on common stock	(1,144)	(4,621)	(3,812)
Distributions to noncontrolling interests	(12,094)	(11,948)	(14,284)
Net cash used in financing activities	$(164,876)	$(108,788)	$(43,726)
Net (decrease) increase in cash and cash equivalents
and restricted cash	(149,766)	(14,227)	11,850
Cash, cash equivalents and restricted cash at beginning of period	406,870	421,097	409,247
Cash, cash equivalents and restricted cash at end of period	$257,104	$406,870	$421,097

Supplemental cash flow information:
Interest paid on borrowings, net of amounts capitalized	$33,083	$40,306	$37,424
Income taxes refunded	8,018	—	—
Income taxes paid	913	11,381	3,801
Supplementary disclosure of non-cash investing and financing activities:
Construction funds receivable transferred to real estate	—	18,318	14,548
Acquisition of VOI inventory, property and equipment for notes payable	—	—	24,258
Loans receivable transferred to real estate	—	333	1,673
Reduction in note receivable for holder of redeemable 5% cumulative preferred stock	—	—	(5,000)
Reduction in redeemable 5% cumulative preferred stock	—	—	4,862
Operating lease assets recognized upon adoption of ASC 842	—	113,183	—
Operating lease liabilities recognized upon adoption of ASC 842	—	123,240	—
Operating lease assets obtained in exchange for new operating lease liabilities	24,402	27,715	—
Increase in other assets upon issuance of Community Development District Bonds	827	8,110	15,996
Assumption of Community Development District Bonds by homebuilders	3,837	1,035	5,572
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	221,118	335,846	337,189
Restricted cash	35,986	49,896	53,826
Discontinued operations cash	—	21,128	30,082
Total cash, cash equivalents, and restricted cash	$257,104	$406,870	$421,097

See accompanying notes to consolidated financial statements.

BLUEGREEN VACATIONS HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Our Business

Bluegreen Vacations Holding Corporation (formerly BBX Capital Corporation) and its subsidiaries (the “Company” or, unless otherwise indicated or the context otherwise requires, “we,” “us,” or “our”) is a Florida-based holding company. Bluegreen Vacations Holding Corporation as a standalone entity without its subsidiaries is referred to as “BVH”.

The Company whose primary asset is its approximately 93% ownership interest in Bluegreen Vacations Corporation (“Bluegreen”). Bluegreen is a leading vacation ownership company that markets and sells vacation ownership interests (“VOIs”) and manages resorts in popular leisure and urban destinations. Bluegreen’s resorts are primarily located in high-volume, “drive-to” vacation locations, including Orlando, Las Vegas, Myrtle Beach, Charleston and New Orleans, among others. The resorts in which Bluegreen markets, sells, and manages VOIs were either developed or acquired by Bluegreen, or were developed and are owned by third parties. Bluegreen earns fees for providing sales and marketing services to third party developers. Bluegreen also earns fees for providing management services to the Vacation Club and homeowners’ associations (“HOAs”), mortgage servicing, VOI title services, reservation services, and construction design and development services. In addition, Bluegreen provides financing to qualified VOI purchasers, which generates significant interest income.

The Company’s operations and activities have been materially adversely impacted by the COVID-19 pandemic as discussed further below under Note 2 and elsewhere herein.

Spin-Off

On September 30, 2020, BVH completed the spin-off of its wholly-owned subsidiary at the time, BBX Capital, Inc. (“BBX Capital”). The spin-off separated BVH’s businesses, activities, and investments into two separate, publicly-traded companies: (i) BVH, which continues to hold its investment in Bluegreen, and (ii) BBX Capital, which holds all of BVH’s other previous businesses and investments, including BBX Capital Real Estate LLC (“BBX Capital Real Estate” or “BBXRE”), BBX Sweet Holdings, LLC (“BBX Sweet Holdings”), and Renin Holdings, LLC (“Renin”). BBX Capital and its subsidiaries are presented as discontinued operations in the Company’s financial statements.

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

In connection with the spin-off, BVH changed its name from BBX Capital Corporation to Bluegreen Vacations Holding Corporation. In addition, in connection with the spin-off BVH issued a $75.0 million note payable to BBX Capital that accrues interest at a rate of 6% per annum and requires payments of interest on a quarterly basis. Under the terms of the note, BVH has the option in its discretion to defer interest payments under the note, with interest on the entire outstanding balance thereafter to accrue at a cumulative, compounded rate of 8% per annum until such time as BVH is current on all accrued payments under the note, including deferred interest. All outstanding amounts under the note will become due and payable in five years or earlier upon certain other events.

Stock Split

In July 2020, BVH effected a one-for-five reverse split of its Class A Common Stock and Class B Common Stock. In connection with the reverse stock split, the number of authorized shares of the Company’s Class A Common Stock was reduced from 150,000,000 shares to 30,000,000 shares, and the number of authorized shares of the Company’s Class B Common Stock was reduced from 20,000,000 shares to 4,000,000 shares. The share and per share amounts included in this report, including the accompanying consolidated financial statements, have been retroactively adjusted to reflect the one-for-five reverse stock split as if it had occurred as of the earliest period presented.

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

2. Basis of Presentation and Recently Issued Accounting Pronouncements

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of all of BVH’s wholly-owned subsidiaries, other entities in which BVH or its wholly-owned subsidiaries hold controlling financial interests, and any variable interest entities (“VIEs) in which BVH or one of its consolidated subsidiaries deemed the primary beneficiary of the VIE. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about current and, for some estimates, future economic and market conditions which affect reported amounts and related disclosures in our financial statements. Although our current estimates contemplate current and expected future conditions, as applicable, actual conditions could differ from our expectations, which could materially affect our results of operations and financial position. In particular, a number of estimates have been and will continue to be affected by the ongoing COVID-19 pandemic. The severity, magnitude and duration, as well as the economic consequences of, the COVID-19 pandemic are uncertain, rapidly changing and difficult to predict. As a result, the Company’s accounting estimates and assumptions may change over time in response to the impact of COVID-19. Such changes could result in, among other adjustments, future impairments of intangibles and long-lived assets, incremental credit losses on VOI notes receivable, a decrease in the carrying amount of the Company’s tax assets, or an increase in other obligations as of the time of a relevant measurement event.

On an ongoing basis, management evaluates its estimates, including those that relate to the estimated future sales value of inventory; the recognition of revenue; the allowance for loan losses; the recovery of the carrying value of real estate inventories; the fair value of assets measured at, or compared to, fair value on a non-recurring basis such as intangible assets and other long-lived assets; the estimate of contingent liabilities related to litigation and other claims and assessments; and deferred income taxes. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions and conditions.

Certain amounts for prior periods have been reclassified to conform to the presentation in the current period. The reclassifications had no impact on our statements of operations and comprehensive income or statements of cash flows.

Initial Impact and Response

The COVID-19 pandemic has resulted in an unprecedented disruption in the U.S. economy and the travel, hospitality and vacation ownership industries due to, among other things, resort closures, travel restrictions and restrictions on business operations, including government guidance and restrictions with respect to travel, public accommodations, social gatherings and related matters. The Company’s operations have been and continue to be adversely impacted by the pandemic. On March 23, 2020, Bluegreen temporarily closed all of its VOI sales centers, its retail marketing operations at Bass Pro Shops and Cabela’s stores and outlet malls, and its Choice Hotels call transfer program. In connection with these actions Bluegreen canceled existing owner reservations through May 15, 2020 and new prospect guest tours through June 30, 2020. Further, some of Bluegreen’s Club Resorts and Club Associate Resorts were closed in accordance with government mandates and advisories. Beginning in mid-May 2020, Bluegreen recommenced its sales and marketing operations and its closed resorts began to welcome guests as government mandates were lifted. By December 31, 2020, Bluegreen was operating marketing kiosks in a total of 98 Bass Pro and Cabela’s stores, Bluegreen had reactivated its Choice Hotels call transfer program, all of its resorts were open, and all but two of its VOI sales centers were open. However, there is no assurance that Bluegreen’s marketing operations at Bass Pro or Cabela’s stores, or its VOI sales centers will remain open, including in the event of an increase in COVID-19 cases. Additionally, reflecting the temporary cessation of marketing activities in the beginning months of COVID-19 pandemic in general, Bluegreen’s pipeline of vacation packages was 121,900 at December 31, 2020 compared to 169,300 at December 31, 2019. However, utilization of the packages has been significantly lower as purchasers have not traveled at the same pace as was traveled pre-pandemic. For more detailed information please see “Results of Operations” included in Part II – Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As a result of the effect of the pandemic, Bluegreen implemented steps to mitigate its costs beginning in March 2020, including reductions of over 1,700 positions and the placement of another approximate 3,200 of Bluegreen’s associates on temporary furlough or reduced work hours. As of December 31, 2020, approximately 3,200 associates had returned to work on a full-time basis for a total of approximately 4,600 full-time associates compared to approximately 5,900 full-time associates as of December 31, 2019. As a result of the effect of the COVID-19 pandemic, during the year ended December 31, 2020, Bluegreen incurred $5.0 million in severance and $14.3 million of payroll and payroll benefit expense relating to employees on temporary furlough or reduced work hours. These payments and expenses are included in selling, general and administrative expenses in the Company’s consolidated statements of operations and comprehensive income for the year ended December 31, 2020. While Bluegreen paid a special cash dividend of $1.19 per share during August 2020, it suspended the payment of regular quarterly cash dividends during the second quarter of 2020 and there is no assurance that Bluegreen will recommence paying regular dividends or pay additional special dividends in the future.

As a precautionary measure to provide additional liquidity if needed, in March 2020, Bluegreen drew down $60.0 million under its lines-of-credit and pledged or sold receivables under certain of its receivable backed facilities to increase its cash position. As of December 31, 2020, Bluegreen repaid the $60.0 million borrowed under Bluegreen’s lines-of-credit. Also, in June 2020, Bluegreen amended its Liberty Bank Facility to extend the advance period and maturity date, reduced the outstanding borrowings from $50.0 million to $40.0 million, decreased the advance rate from 85% for qualified conforming receivables to 80% effective September 2020 and, commencing July 1, 2020, changed the interest rate from the Prime Rate with a floor of 4.00% to the Prime Rate minus 0.10% with a floor of 3.40%. In September 2020, Bluegreen amended its NBA Receivables Facility to extend the advance period and maturity date, decreased the advance rate from 85% for qualified receivables to 80%, and changed the interest rate from one month LIBOR plus 2.75% (with an interest rate floor of 3.50%) to one month LIBOR plus 2.25% (with an interest rate floor of 3.00%). In October 2020, Bluegreen completed the 2020-A Term Securitization, a private offering and sale of approximately $131.0 million of investment-grade, VOI receivable backed notes (the “Notes”) at an overall blended interest rate of approximately 2.60%. The gross advance rate for this transaction was 88.0% and the Notes mature in February 2036. Proceeds from the 2020-A Term Securitization were used to paydown approximately $82.1 million owed on existing receivable-backed facilities, (thus creating additional availability on those facilities), to capitalize a reserve fund, to pay fees and expenses associated with the transaction, and for general corporate purposes. In December 2020, Bluegreen amended its Quorum Purchase Facility to extend the advance period from December 2020 to December 2022 and extend the maturity date from December 2032 to December 2034. Bluegreen continues to actively pursue additional credit facility capacity and capital market transactions. For more detailed information please see “Liquidity and Capital Resources” included in Part II – Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Bluegreen has historically provided financing to customers for a majority of its sales of VOIs, and accordingly, our results are subject to the risk of defaults by its customers. GAAP requires sales of VOIs are reduced by Bluegreen’s estimate of uncollectible VOI notes receivable. The COVID-19 pandemic has had a material adverse impact on unemployment in the United States and economic conditions in general and the impact may continue for some time. Bluegreen believes that the COVID-19 pandemic will continue to have an impact on the collectability of Bluegreen’s VOI notes receivable. Accordingly, the estimate of defaults for the 2021 year was increased by approximately $6.0 million, based on historical experience, forbearance requests received from customers, and other factors, including but not limited to, the seasoning of the notes receivable and FICO scores of the customers. The impact of the COVID-19 pandemic on Bluegreen’s default or delinquency rates as it is rapidly changing and highly uncertain.

The Coronavirus Aid, Relief, and Economic Securities Act (“CARES Act”) was signed into law on March 27, 2020 in response to the COVID-19 pandemic. As of December 31, 2020, the Company evaluated the income tax provisions of the CARES Act and determined they had no significant effect on the computation of the Company’s estimated effective tax rate for the year ended December 31, 2020. However, the Company has taken advantage of the deferral of the employer portion of the tax withholding amounts and the employee retention tax credits provided for in the CARES Act. During the year ended December 31, 2020, the Company recorded a tax withholding deferral of $8.7 million and employee retention tax credits of $7.1 million, which is included in selling, general and administrative expenses in its consolidated statements of operations and comprehensive income for the year ended December 31, 2020.

Continued Impact of COVID-19 on our Business

Bluegreen continues to experience lower travel rates especially to high traffic destinations such as Orlando and Las Vegas. The occupancy rates at resorts with sales centers during the fourth quarter of 2020 was approximately 71% as compared to 80% during the fourth quarter of 2019. This trend of reduced travel was also reflected in utilization of vacation packages especially for those vacation packages sold prior to the COVID-19 pandemic.

Significant Accounting Policies

Cash and Cash Equivalents

Cash in excess of the Company’s immediate operating requirements are generally invested in short-term time deposits and money market instruments, typically with original maturities at the date of purchase of three months or less. Cash and cash equivalents are maintained at various financial institutions. These financial institutions are located throughout the United States and in Aruba. However, a significant portion of the Company’s unrestricted cash is maintained with a single bank and, accordingly, the Company is subject to credit risk. Periodic evaluations of the relative credit standing of financial institutions maintaining the Company’s deposits are performed to evaluate and, if necessary, take actions in an attempt to mitigate credit risk.

Restricted Cash

Restricted cash consists primarily of customer deposits held in escrow accounts and cash collected on pledged/secured notes receivable not yet remitted to lenders.

Revenue Recognition

Sales of VOIs. Revenue is recognized for sales of VOIs after control of the VOI is deemed transferred to the customer, which is when the legal rescission period has expired on a binding executed VOI sales agreement and the collectability of the note receivable from the buyer, if any, is reasonably assured. Transfer of control of the VOI to the buyer is deemed to occur when the legal rescission period expires as the risk and rewards associated with VOI ownership are transferred to the buyer at that time. The Company records Bluegreen’s customer deposits from contracts within the legal rescission period in restricted cash and escrow deposits in its consolidated balance sheets as such amounts are refundable until the legal rescission period has expired. In cases where construction and development of Bluegreen’s developed resorts has not been completed, Bluegreen defers all of the revenue and associated expenses for the sales of VOIs until construction is complete and the resort may be occupied.

Bluegreen generally offers qualified purchasers financing for up to 90% of the purchase price of VOIs. The typical financing provides for a term of ten years and a fixed interest rate, is fully amortizing in equal installments and may be prepaid without penalty. For sales of VOIs for which Bluegreen provides financing, Bluegreen reduces the transaction price for expected loan losses, which it considers to be variable consideration. Bluegreen’s estimates of the variable consideration are based on the results of its static pool analysis, which relies on historical payment data for similar VOI notes receivable. Policies regarding the estimation of variable consideration on notes receivable are discussed in further detail under “Notes Receivable” below. VOI Sales where no financing was provided do not have any significant payment terms.

Fee-based sales commission revenue. Bluegreen enters into fee-based sales arrangements with third-party developers to sell VOIs through its sales and marketing platform for which Bluegreen earn a commission. Commission revenue is recognized to the extent that, it is probable that a significant reversal of such revenue will not occur and the related consumer rescission period has expired. Commission revenue is recognized over time as the third-party developer receives and consumes the benefits of the services.

Other fee-based services revenue and cost reimbursements. Revenue in connection with Bluegreen’s other fee-based services (which are described below) is recognized as follows:

•Resort and club management revenue is recognized as services are rendered. These services provided to the resort HOAs are comprised of day-to-day services to operate the resort, including management services and certain accounting and administrative functions. Management services provided to the Vacation Club include managing the reservation system and providing owner, billing and collection services. Bluegreen’s management contracts are typically structured as cost-plus with an initial term of three years and automatic one year renewals. Bluegreen believes these services to be a series of distinct goods and services to be accounted for as a single performance obligation over time and recognize revenue as the customer receives the benefits of its services. Bluegreen allocates variable consideration to the distinct good or service within the series, such that revenue from management fees and cost reimbursements is recognized in each period as the uncertainty with respect to such variable consideration is resolved.

•Cost reimbursements are received for performing day to day management services, based on agreements with the HOAs. These costs primarily consist of payroll and payroll related costs for management of the HOAs and other services provided where Bluegreen is the employer. Cost reimbursements are based upon actual expenses and are billed to the HOA on a monthly basis. Bluegreen recognizes cost reimbursements when they incur the related reimbursable costs as the HOA receives and consumes the benefits of the management services.

•Resort title fee revenue is recognized when escrow amounts are released and title documents are completed.

•Rental revenue is recognized on a daily basis which is consistent with the period for which the customer benefits from such service.

•Mortgage servicing revenue is recognized as services are rendered.

Fees received in advance are generally included in deferred income in the Company’s consolidated balance sheets until such time as the related service is rendered and revenue is recognized as stated above.

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

Interest Income. Bluegreen provides financing for a significant portion of sales of its owned VOIs. Bluegreen recognizes interest income from financing VOI sales on the accrual method as earned based on the outstanding principal balance, interest rate and terms stated in each individual financing agreement. See “Notes Receivable” below for further discussion of the policies applicable to VOI notes receivable.

Notes Receivable

Bluegreen’s notes receivable are carried at amortized cost less an allowance for loan losses. Interest income is suspended, and previously accrued but unpaid interest income is reversed, on all delinquent notes receivable when principal or interest payments are more than 90 days contractually past due and not resumed until such loans are less than 90 days past due. As of December 31, 2020 and December 31, 2019, $24.0 million and $25.5 million, respectively, of Bluegreen’s VOI notes receivable were more than 90 days past due, and accordingly, consistent with Bluegreen’s policy, were not accruing interest income. After approximately 127 days, Bluegreen’s VOI notes receivable are generally written off against the allowance for loan loss.

To the extent Bluegreen determines that it is probable that a significant reversal of cumulative revenue recognized may occur, Bluegreen records an estimate of variable consideration as a reduction to the transaction price of the sales of VOIs until the uncertainty associated with the variable consideration is resolved. Bluegreen’s estimates of the variable consideration are based on the results of its static pool analysis, which relies on historical payment data for similar VOI notes receivable and tracks uncollectibles for each period’s sales over the entire life of the notes. Bluegreen also considers whether historical economic conditions are comparable to then current economic conditions, as well as variations in underwriting standards. Bluegreen reviews its estimate of variable consideration on at least a quarterly basis. Loan origination costs are deferred and recognized over the life of the related notes receivable. See above for further discussion of the impact of the COVID-19 pandemic on Bluegreen’s allowance for loan losses.

VOI Inventory

Bluegreen’s VOI inventory consists of completed VOIs, VOIs under construction and land held for future VOI development. Completed VOI inventory is carried at the lower of  (i) cost, including costs of improvements and amenities incurred subsequent to acquisition, capitalized interest, real estate taxes and other costs incurred during construction, or (ii) estimated fair market value, less costs to sell. VOI inventory and cost of sales are accounted for under timeshare accounting rules, which require the use of a specific method of the relative sales value method for relieving VOI inventory and recording cost of sales. Under the relative sales value method required by timeshare accounting rules, cost of sales is calculated as a percentage of net sales using a cost-of-sales percentage - the ratio of total estimated development costs to total estimated VOI revenue, including the estimated incremental revenue from the resale of VOI inventory repossessed, generally as a result of the default of the related receivable. Also, pursuant to timeshare accounting rules, Bluegreen does not relieve inventory for VOI cost of sales related to anticipated loan losses. Accordingly, no adjustment is made when inventory is reacquired upon default of the related receivable.

Property and Equipment

Property and equipment is recorded at acquisition cost. The Company records depreciation and amortization in a manner that recognizes the cost of its depreciable assets over their estimated useful lives using the straight-line method. Leasehold improvements are amortized over the shorter of the terms of the underlying leases or the estimated useful lives of the improvements.

The Company capitalizes the costs of software developed for internal use in accordance with the guidance for accounting for costs of computer software developed or obtained for internal use. Capitalization of software developed for internal use commences during the development phase of the project and ends when the asset is ready for its intended use. Software developed or obtained for internal use is generally amortized on a straight-line basis over 3 to 5 years and included within property and equipment on the Company’s consolidated balance sheet. Capitalized costs of software for internal use for the years ended December 31, 2020 and 2019 were $3.5 million and $9.6 million, respectively. Costs of internal development time and the costs of software under cloud computing arrangements that are service contracts are capitalized and included in prepaids on the Company’s consolidated balance sheet. Costs of these service contracts are amortized over the life of the contract and included in selling, general and administrative expenses in the Company’s consolidated statement of operations. Unamortized capital costs of software service contracts was $1.8 million as of December 31, 2020.

Intangible Assets

Intangible assets consist primarily of indefinite-lived management contracts recognized upon the consolidation of Bluegreen in November 2009. Bluegreen’s management contracts are reviewed for impairment on at least an annual basis, or more frequently if events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Bluegreen did not record any impairment charges during the years ended December 31, 2020, 2019 or 2018.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of the carrying amounts of its long-lived assets under the guidelines of ASC 360, Property, Plant and Equipment (“ASC 360”), which provides guidance relating to the accounting for the impairment or disposal of long-lived assets. The Company reviews the carrying amounts of the Company’s long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company assesses impairment by comparing the undiscounted cash flows of the assets to their carrying amounts. If estimated cash flows are insufficient to recover the investment, an impairment loss is recognized to write-down the carrying value of the asset to the estimated fair value less any costs of disposition. No impairment charges were recorded during any of the years presented.

Deferred Financing Costs

Deferred financing costs are comprised of costs incurred in connection with obtaining financing from third-party lenders and are presented in the consolidated balance sheets as other assets or as a direct deduction from the carrying value of the associated debt liability. These costs are capitalized and amortized to interest expense over the terms of the related financing arrangements. As of December 31, 2020, and 2019, unamortized deferred financing costs totaled $13.7 million and $13.4 million, respectively. Interest expense from the amortization of deferred financing costs for the years ended December 31, 2020, 2019, and 2018 was $3.5 million, $4.8 million and $4.2 million, respectively.

Advertising Expense

The Company expense advertising costs, which are primarily marketing costs, as incurred. Advertising expense was $97.0 million, $146.0 million, and $138.9 million for the years ended December 31, 2020, 2019 and 2018, respectively, and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income.

Bluegreen has entered into marketing arrangements with various third parties. For the years ended December 31, 2020 2019, and 2018, sales of VOIs to prospects and leads generated by Bluegreen’s marketing agreement with Bass Pro accounted for approximately 12%, 13% and 14%, respectively, of Bluegreen’s total VOI sales volume. There can be no guarantee that Bluegreen will be able to maintain this agreement in accordance with its terms or extend or renew this agreement on similar terms, or at all, nor is there any assurance that Bluegreen’s business relationship with Bass Pro under the revised terms of Bluegreen’s marketing agreement entered into in June 2019 will be as profitable as under the prior terms, or at all. See Note 12: Commitments and Contingencies for a description of the revised terms of Bluegreen’s marketing agreement with Bass Pro.

Income Taxes

BVH and our subsidiaries in which the Company owns 80% or more of the voting power and value of the subsidiary’s stock file a consolidated U.S. Federal and Florida income tax return. Other than Florida, our subsidiaries and us file separate or unitary state income tax returns for each jurisdiction. Subsidiaries in which the Company owns less than 80% of the outstanding equity are not included in our consolidated U.S. Federal or Florida state income tax return.

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

Noncontrolling Interests

Noncontrolling interests reflect third parties’ ownership interests in entities that are consolidated in the Company’s financial statements but are less than 100% owned by the Company. Noncontrolling interests are recognized as equity in the Company’s consolidated balance sheet and presented separately from the equity attributable to BVH’s shareholders, while noncontrolling interests that are redeemable for cash at the holder’s option or upon a contingent event outside of the Company’s control are classified as redeemable noncontrolling interests and presented in the mezzanine section between total liabilities and equity in the consolidated balance sheet. The Company measures redeemable noncontrolling interests on an ongoing basis by accreting changes in the estimated redemption value of such interests from the date of issuance to the earliest redemption date and adjust the carrying amount of such interests to the calculated value in the event that it is in excess of the carrying amount of such interests at such time. Upon the deconsolidation of an entity with redeemable noncontrolling interest, the accretion to the estimated redemption value recognized in prior periods is reversed into accumulated earnings prior to the deconsolidation.

The amounts of consolidated net income and comprehensive income attributable to BVH’s shareholders and noncontrolling interests are separately presented in the Company’s consolidated statements of operations and comprehensive income.

Accounting for Loss Contingencies

Loss contingencies, including those arising from legal actions, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.

Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing the earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed in the same manner as basic earnings per share but also reflects potential dilution that could occur if options to acquire BVH’s common shares were exercised or if restricted stock awards issued by BVH were vested. Common stock options and restricted stock awards, if dilutive, are considered in the weighted average number of dilutive common shares outstanding based on the treasury stock method. As a result of the vesting of all share based compensation awards in August 2020 in contemplation of the spin-off, there were no potentially diluted securities outstanding subsequent to such date.

Stock-Based Compensation

Compensation cost for unvested restricted stock awards is based on the fair value of the award on the measurement date, which is generally the grant date, and is recognized on a straight-line basis over the requisite service period of the award, which is generally four years for unvested restricted stock awards. The fair value of unvested restricted stock awards is generally determined based on the market price of the Company’s common stock on the grant date. In contemplation of the spin-off, in August 2020 the Company’s Compensation Committee approved the acceleration of vesting of all of the Company’s restricted stock awards as further discussed in Note 14.

Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326)” (“ASU 2016-13”), which introduces an approach of estimating credit losses on certain types of financial instruments based on expected losses. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan losses. Further, the standard requires that public entities disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination (i.e. by vintage year). The Company adopted this standard on January 1, 2020 using a modified retrospective method. The adoption did not have a material impact on the Company’s consolidated financial statements or related disclosures and no cumulative adjustment was recorded primarily due to the fact Bluegreen’s VOI notes receivable are recorded net of an allowance that is calculated in accordance with ASC 606, Revenue from Contracts with Customers. The Company also elected the practical expedient to not measure an allowance for credit losses for accrued interest receivables, as its interest income is suspended and previously accrued but unpaid interest income is reversed on all delinquent notes receivable when principal or interest payments are more than 90 days contractually past due and not resumed until such loans are less than 90 days past due.

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

Accounting Standards Not Yet Adopted

The FASB has issued the following accounting pronouncement and guidance relevant to the Company’s operations which had not yet been adopted as of December 31, 2020:

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effect of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”), which provides relief for companies preparing for discontinuation of LIBOR in response to the Financial Conduct Authority (the regulatory authority over LIBOR) plan for a phase out of regulatory oversight of LIBOR interest rate indices after 2021 to allow for an orderly transition to an alternate reference rate. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to LIBOR for promissory notes or other contracts that are currently indexed to LIBOR. The ARRC has proposed a market transition plan to SOFR from LIBOR and organizations are currently working on transition plans as it relates to derivatives and cash markets indexed to LIBOR. Although Bluegreen’s VOIs notes receivable from its borrowers are not indexed to LIBOR, as of December 31, 2020 the Company had $177.1 million of LIBOR indexed junior subordinated debentures, $40.5 million of LIBOR indexed receivable-backed notes payable and lines of credit and $127.5 million of LIBOR indexed lines of credit and notes payable (which are not receivable-backed) maturing in 2021 and after. Companies can apply ASU 2020-04 immediately. However, the guidance will only be available for a limited time, generally through December 31, 2022. The Company has not yet adopted this standard and is evaluating the potential impact that the eventual replacement of the LIBOR benchmark interest rate could have on its results of operations, liquidity and consolidated financial statements.

3. Revenue From Contracts with Customers

The table below sets forth the Company’s disaggregated revenue by category from contracts with customers (in thousands).

	For the Years Ended
	December 31,
	2020	2019	2018

Sales of VOIs (1)	$173,997	$255,375	$254,225
Fee-based sales commission revenue (1)	89,965	207,832	216,422
Resort and club management revenue (2)	98,233	103,470	99,535
Cost reimbursements (2)	64,305	63,889	62,534
Title fees and other (1)	7,568	14,246	12,205
Other revenue (2)	6,022	7,528	6,284
Revenue from customers	440,090	652,340	651,205
Interest income (3)	79,381	85,431	83,081
Other income, net	—	67	16
Total revenue	$519,471	$737,838	$734,302

(1) Included in the Company’s Sales of VOIs and financing segment described in Note 17.

(2) Included in the Company’s resort operations and club management segment described in Note 17.

(3) Interest income of $77.5 million, $80.0 million, and $79.4 million is included in the Company’s 2020, 2019, and 2018 sales of VOIs and financing segment described in Note 17.

4. Notes Receivable

The table below provides information relating to Bluegreen’s notes receivable and its allowance for loan losses (dollars in thousands):

	As of December 31,
	2020	2019
Notes receivable secured by VOIs:
VOI notes receivable - non-securitized	$156,078	$203,872
VOI notes receivable - securitized	395,315	385,326
	551,393	589,198
Allowance for loan losses - non-securitized	(38,750)	(47,894)
Allowance for loan losses - securitized	(103,294)	(92,736)
Allowance for loan losses	(142,044)	(140,630)
VOI notes receivable, net	$409,349	$448,568
Allowance as a % of VOI notes receivable	26%	24%

The weighted-average interest rate charged on Bluegreen’s notes receivable secured by VOIs was 15.0% and 14.9% at December 31, 2020 and 2019, respectively. All of Bluegreen’s VOI loans bear interest at fixed rates. Bluegreen’s VOI notes receivable are generally secured by property located in Florida, Missouri, Nevada, South Carolina, Tennessee, and Wisconsin.

Future principal payments due on Bluegreen’s notes receivable as of December 31, 2020 are as follows (in thousands):

2021	$62,985
2022	62,858
2023	66,429
2024	68,655
2025	69,333
Thereafter	221,133
Total	$551,393

Allowance for Loan Losses

The activity in Bluegreen’s allowance for loan losses was as follows (in thousands):

	For the Year Ended December 31,
	2020	2019
Balance, beginning of year	$140,630	$134,133
Provision for loan losses	56,941	55,701
Less: defaults	(55,527)	(49,204)
Balance, end of year	$142,044	$140,630

Bluegreen monitors the credit quality of its receivables on an ongoing basis. Bluegreen holds large amounts of homogeneous VOI notes receivable and assess uncollectibility based on pools of receivables as it does not believe that there are significant concentrations of credit risk with any individual counterparty or groups of counterparties. In estimating loan losses, Bluegreen does not use a single primary indicator of credit quality but instead evaluates its VOI notes receivable based upon a static pool analysis that incorporates the aging of the respective receivables, default trends and prepayment rates by origination year, as well as the FICO scores of the borrowers.

The COVID – 19 pandemic has had a material adverse impact on unemployment in the United States and economic conditions in general and the impact may continue for some time. Bluegreen believes that the COVID-19 pandemic will continue to have an impact on its VOI notes receivable. Accordingly, the estimate of defaults for the 2021 year was increased by $6.0 million, based on historical experience, forbearance requests received from customers, and other factors, including, but not limited to, the seasoning of the notes receivable and FICO scores of the customers. Bluegreen continues to evaluate the impact of the COVID-19 pandemic on its default or delinquency rates as it is rapidly changing and highly uncertain. Bluegreen’s estimates may not prove to be correct and its allowance for loan losses may need to be further increased in future periods.

Additional information about Bluegreen’s VOI notes receivable by year of origination is as follows as of December 31, 2020 (in thousands):

	Year of Origination
	2020	2019	2018	2017	2016	2015 and Prior	Total
By FICO Score:
701+	$70,874	$85,294	$56,490	$37,371	$27,638	$35,693	$313,360
601-700	42,660	45,533	34,896	25,259	23,300	35,976	207,624
<601 (1)	3,172	3,630	2,288	1,554	1,544	2,757	14,945
Other (2)	29	567	3,805	3,476	2,336	5,251	15,464
Total	$116,735	$135,024	$97,479	$67,660	$54,818	$79,677	$551,393

Defaults	$1,678	$13,678	14,297	$9,331	$7,299	$9,244	$55,527
Allowance for loan loss	$33,441	$37,845	$27,552	$16,794	$12,097	$14,315	$142,044

Delinquency status:
Current	$113,954	$129,817	$89,744	$61,279	$50,671	$71,646	$517,111
31-60 days	1,040	1,531	1,093	925	547	642	5,778
61-90 days	807	1,137	931	777	365	524	4,541
Over 91 days (2)	934	2,539	5,711	4,679	3,235	6,865	23,963
Total	$116,735	$135,024	$97,479	$67,660	$54,818	$79,677	$551,393

(1)Includes VOI notes receivable attributable to borrowers without a FICO score (who are primarily foreign borrowers).

(2)Includes $11.4 million related to VOI notes receivable that, as of December 31, 2020, had defaulted, but the related VOI note receivable balance had not yet been charged off in accordance with the provisions of certain of Bluegreen’s receivable-backed notes payable transactions. These VOI notes receivable have been reflected in the allowance for loan losses.

Additional information about Bluegreen’s VOI notes receivable by year of origination is as follows as of December 31, 2019 (in thousands):

	Year of Origination
	2019	2018	2017	2016	2015	2014 and Prior	Total

701+	$115,753	$77,992	$50,443	$37,807	$23,670	$29,069	$334,734
601-700	57,447	46,157	33,540	30,656	22,724	27,854	218,378
<601 (1)	5,315	4,153	2,719	3,132	2,279	3,632	21,230
Other (2)	269	2,762	2,806	2,423	2,772	3,824	14,856
Total by FICO score	$178,784	$131,064	$89,508	$74,018	$51,445	$64,379	$589,198

Defaults	$1,487	$13,858	11,820	$9,348	$6,911	$5,780	$49,204
Allowance for loan loss	$44,961	$34,477	$20,908	$16,370	$13,695	$10,219	$140,630

Delinquency status:
Current	$174,530	$122,283	$82,464	$68,007	$46,395	$58,021	$551,700
31-60 days	1,790	1,672	1,337	763	551	630	6,743
61-90 days	875	1,362	960	1,050	472	494	5,213
Over 91 days (2)	1,589	5,747	4,747	4,198	4,027	5,234	25,542
Total	$178,784	$131,064	$89,508	$74,018	$51,445	$64,379	$589,198

(1)Includes VOI notes receivable attributable to borrowers without a FICO score (who are primarily foreign borrowers).

(2)Includes $10.6 million related to VOI notes receivable that, as of December 31, 2019, had defaulted, but the related VOI note receivable balance had not yet been charged off in accordance with the provisions of certain of Bluegreen’s receivable-backed notes payable transactions. These VOI notes receivable have been reflected in the allowance for loan losses.

The percentage of gross notes receivable outstanding by FICO score at origination for both December 31, 2020 and 2019 were as follows:

As of
December 31,
FICO Score
No Score (1)	1%
<600	3
600-699	37
700+	59
Total	100%

(2)VOI notes receivable without a FICO score are primarily related to foreign borrowers.

Bluegreen’s notes receivable are carried at amortized cost less allowance for loan losses. Interest income is suspended, and previously accrued but unpaid interest income is reversed, on all delinquent notes receivable when principal or interest payments are more than 90 days contractually past due and not resumed until such loans are less than 90 days past due. As of December 31, 2020 and 2019, $24.0 million and $25.5 million, respectively, of Bluegreen’s VOI notes receivable were more than 90 days past due, and accordingly, consistent with its policy, were not accruing interest income. After approximately 127 days, Bluegreen’s VOI notes receivable are generally written off against the allowance for loan loss. Accrued interest was $3.9 million and $5.3 million as of December 31, 2020 and 2019, respectively, and is included within other assets in the Company’s consolidated balance sheets herein.

5. Variable Interest Entities

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

In these securitizations, Bluegreen generally retains a portion of the securities and continue to service the securitized notes receivable. Under these arrangements, the cash payments received from obligors on the receivables sold are generally applied monthly to pay fees to service providers, make interest and principal payments to investors, and fund required reserves, if any, with the remaining balance of such cash retained by us; however, to the extent the portfolio of receivables fails to satisfy specified performance criteria (as may occur due to, among other things, an increase in default rates or credit loss severity) or other trigger events occur, the funds received from obligors are required to be distributed on an accelerated basis to investors. Depending on the circumstances and the transaction, the application of the accelerated payment formula may be permanent or temporary until the trigger event is cured. As of December 31, 2020, Bluegreen was in compliance with all material terms under Bluegreen’s securitization transactions, and no trigger events had occurred.

In accordance with applicable accounting guidance for the consolidation of VIEs, Bluegreen analyzes its variable interests, which may consist of loans, servicing rights, guarantees, and equity investments, to determine if an entity in which Bluegreen has a variable interest is a VIE. The analysis includes a review of both quantitative and qualitative factors. Bluegreen bases its quantitative analysis on the forecasted cash flows of the entity, and it bases its qualitative analysis on the structure of the entity, including its decision-making ability and authority with respect to the entity, and relevant financial agreements. Bluegreen also uses its qualitative analysis to determine if it must consolidate a VIE as the primary beneficiary. In accordance with applicable accounting guidance, Bluegreen has determined these securitization entities to be VIEs of which it is the primary beneficiary and, therefore, Bluegreen consolidates the entities into its financial statements.

Under the terms of certain of Bluegreen’s VOI notes receivable sales, Bluegreen has the right to repurchase or substitute a limited amount of defaulted notes for new notes receivable at the outstanding principal balance plus accrued interest. Voluntary repurchases and substitutions by Bluegreen of defaulted notes receivable during 2020, 2019 and 2018 were $14.5 million, $11.5 million and $13.7 million, respectively. Bluegreen’s maximum exposure to loss relating to its non-recourse securitization entities is the difference between the outstanding VOI notes receivable and the notes payable, plus cash reserves and any additional residual interest in future cash flows from collateral.

The assets and liabilities of Bluegreen’s consolidated VIEs are as follows (in thousands):

	As of December 31,
	2020	2019
Restricted cash	$20,469	$22,534
Securitized notes receivable, net	$292,021	$292,590
Receivable backed notes payable - non-recourse	$355,833	$344,246

The restricted cash and the securitized notes receivable balances disclosed in the table above are restricted to satisfy obligations of the VIEs.

6. VOI Inventory

Bluegreen’s VOI inventory consists of the following (in thousands):

	As of December 31,
	2020	2019
Completed VOI units	$268,686	$269,847
Construction-in-progress	—	3,946
Real estate held for future development	78,436	73,144
	$347,122	$346,937

The interest expense reflected in the Company’s consolidated statements of operations and comprehensive income is net of capitalized interest. Interest capitalized to VOI inventory was $0.1 million, $0.5 million and $1.3 million at December 31, 2020, 2019, and 2018, respectively.

7. Leases

BVH and Bluegreen are the lessees under various operating leases for certain sales offices, call centers, office space, equipment and vehicles. Some leases include one or more options to renew, at the Company’s discretion, for renewal terms of one year or more. Certain of the Company’s lease agreements include rental payments based on a percentage of sales generated at the location, and others include rental payments adjusted periodically for inflation. The Company’s lease agreements do not contain residual value guarantees or restrictive covenants which the Company believes to be material.

The Company recognizes operating lease assets and operating lease liabilities associated with lease agreements with an initial term of 12 months or greater, while lease agreements with an initial term of 12 months or less are not recorded in the Company’s consolidated balance sheets. The Company generally does not include lease payments associated with renewal options, including those that are exercisable at its discretion, in the measurement of its operating lease assets and liabilities as it is not reasonably certain that such options will be exercised. The table below sets forth information regarding the Company’s lease agreements with an initial term of greater than 12 months (dollars in thousands):

	As of December 31,
	2020	2019
Operating Lease Asset	$34,415	$21,498
Operating Lease Liability	35,904	22,957
Weighted Average Lease Term (in years) (1)	3.4	3.7
Weighted Average Discount Rate (2)	4.77%	5.30%

(1)The Company’s weighted average lease term excludes two real estate leases that expire in December 2034 and May 2056.

(2)As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future lease payments. To estimate incremental borrowing rates, the Company considers various factors, including the rates applicable to the Company’s recently issued debt and credit facilities and prevailing financial market conditions. The Company used the incremental borrowing rate as of January 1, 2019 for operating leases that commenced prior to that date.

The Company generally recognizes lease costs associated with its operating leases on a straight-line basis over the lease term, while variable lease payments that do not depend on an index or rate are recognized as variable lease costs in the period in which the obligation for those payments is incurred. The table below sets forth information regarding the Company’s lease costs which are included as selling, general and administrative expenses in the Company’s consolidated statement of operations and comprehensive income for the year ended December 31, 2020 (in thousands):

	For the years ended December 31,
	2020	2019
Fixed rental costs	$7,516	$8,147
Short-term lease cost	1,831	5,144
Variable lease cost	2,448	3,079
Total operating lease costs	$11,795	$16,370

The table below sets forth information regarding the maturity of the Company’s operating lease liabilities (in thousands):

As of December 31,	Operating Lease Liabilities
2021	$4,025
2022	6,703
2023	5,858
2024	3,618
2025	2,152
After 2025	25,435
Total lease payments	$47,791
Less: Interest	11,887
Present value of operating lease liabilities	$35,904

The above operating lease payments exclude $0.9 million of required minimum lease payments for lease agreements executed but not yet commenced, as the Company has not received possession of the leased property as of December 31, 2020. Included in the Company’s statement of cash flows under operating activities for the years ended December 31, 2020 and 2019 was $6.6 million and $7.6 million, respectively, of cash paid for amounts included in the measurement of lease liabilities. During the year ended December 31, 2020 and 2019, the Company obtained $19.4 million and $1.6 million, respectively, of right-of-use assets in exchange for new operating lease liabilities. The increase in the right-of-use assets and operating lease liabilities in 2020 as compared to 2019 was primarily due to 2 leases executed in December 2020.

8. Property and Equipment

The Company’s property and equipment consists of the following (dollars in thousands):

		As of December 31,
	Useful Lives	2020	2019

Land, buildings and building improvements	3-31 years	72,041	71,575
Computer hardware and software	1-5 years	67,639	70,377
Furniture, fixtures and equipment	3-14 years	21,218	24,430
Leasehold improvements	3-14 years	9,326	11,215
Transportation and equipment	5 years	680	837
		170,904	178,434
Accumulated depreciation and amortization		(80,855)	(78,764)
Total		$90,049	$99,670

Depreciation and amortization expense related to the Company’s property and equipment was $15.5 million, $14.0 million and $12.3 million for the years ended December 31, 2020, 2019 and 2018, respectively. In December 2019, Bluegreen conveyed the ski and golf operations and related property at one of its resorts to the HOA, which resulted in a loss on the disposal of approximately $5.6 million.

9. Intangible Assets

Intangible assets and related amortization expense were as follows (in thousands):

	As of December 31,
Class	2020	2019
Intangible assets:
Management agreements	$61,708	$61,708
Accumulated amortization	(277)	(193)
Total intangible assets	$61,431	$61,515

Year	Future Amortization Expense
2021	$83
2022	56
$139

10. Debt

Contractual minimum principal payments required on the Company’s debt, net of unamortized discount, by type, for each of the five years subsequent to December 31, 2020 and thereafter are shown below (in thousands):

	Notes payable and other borrowings	Note payable to BBX Capital, Inc.	Recourse receivable- backed notes payable	Non-recourse receivable- backed notes payable	Junior subordinated debentures	Total
2021	$12,200	$—	$—	$—	$—	$12,200
2022	14,625	—	—	—	—	14,625
2023	10,328	—	—	—	—	10,328
2024	102,500	—	25,718	—	—	128,218
2025	—	75,000	8,125	—	—	83,125
Thereafter	—	—	18,958	347,526	177,129	543,613
Unamortized debt issuance costs	(1,267)	—	—	(5,994)	(1,057)	(8,318)
Adjustment (1)	—	—	(14,301)	14,301	—	—
Purchase accounting adjustment	—	—	—	—	(37,895)	(37,895)
Total	$138,386	$75,000	$38,500	$355,833	$138,177	$745,896

(1) Represents the non-recourse balances of the Liberty Bank Facility, NBA Receivables Facility, and the Pacific Western Facility as described below.

The minimum contractual payments set forth in the table above may differ from actual payments due to the timing of principal payments required upon (1) the sale of real estate assets that serve as collateral on certain debt (release payments) and (2) cash collections of pledged or transferred notes receivable.

Lines-of-Credit and Notes Payable

Bluegreen has outstanding borrowings with various financial institutions and other lenders. Financial data related to Bluegreen’s lines of credit and notes payable (other than receivable-backed notes payable) as of December 31, 2020 and 2019 was as follows (dollars in thousands):

		As of December 31,
		2020		2019
	Balance	Interest Rate	Carrying Amount of Pledged Assets	Balance	Interest Rate	Carrying Amount of Pledged Assets
NBA Éilan Loan	$15,903	4.75%	$28,491	$18,820	4.95%	$31,259
Fifth Third Syndicated LOC	30,000	2.25%	50,822	30,000	3.85%	49,062
Fifth Third Syndicated Term	93,750	2.25%	158,817	98,750	3.71%	161,497
Unamortized debt issuance costs	(1,267)		—	(1,410)	—	—
Total	$138,386		$238,130	$146,160		$241,818

NBA Éilan Loan. In April 2018, Bluegreen purchased the Éilan Hotel & Spa in San Antonio, Texas for $34.3 million. In connection with the acquisition, Bluegreen entered into a non-revolving acquisition loan (the “NBA Éilan Loan”) with NBA, which provided for advances of up to $27.5 million, $24.3 million of which was used to fund the acquisition of the resort and $2.1 million of which was used to fund certain improvement costs. Principal payments are effected through release payments from sales of VOIs at the Éilan Hotel & Spa that serve as collateral for the NBA Éilan Loan, subject to a minimum amortization schedule, with the remaining balance due at maturity in April 2023. Borrowings under the NBA Éilan Loan bear interest at an annual rate equal to one-month LIBOR plus 3.25%, subject to a floor of 4.75%. As of December 31, 2020, there was $15.9 million outstanding on the NBA Éilan Loan.

Fifth Third Syndicated Line-of-Credit and Fifth Third Syndicated Term Loan. In December 2016, Bluegreen entered into a $100.0 million syndicated credit facility with Fifth Third Bank, as administrative agent and lead arranger, and certain other bank participants as lenders. In October 2019, Bluegreen amended and increased the facility to $225.0 million. The amended facility includes a $100.0 million term loan (the “Fifth Third Syndicated Term Loan”) with quarterly amortization requirements and a $125.0 million revolving line of credit (the “Fifth Third Syndicated Line-of-Credit”). Borrowings under the amended facility generally bear interest at LIBOR plus 2.00% - 2.50% (with a LIBOR floor of 0.25%), depending on Bluegreen’s leverage ratio, are collateralized by certain of Bluegreen’s VOI inventory, sales center buildings, management fees, short-term receivables and cash flows from residual interests relating to certain term securitizations, and will mature in October 2024. During March 2020, in an effort to assure adequate liquidity for a sustained period given the effect and uncertainties associated with the COVID-19 pandemic, Bluegreen drew down $60.0 million under its line-of credit which Bluegreen has repaid as of December 31, 2020. As of December 31, 2020, outstanding borrowings under the facility totaled $123.8 million, including $93.8 million under the Fifth Third Syndicated Term Loan with an interest rate of 2.25%, and $30.0 million under the Fifth Third Syndicated Line of Credit with an interest rate of 2.25%.

Iberia Revolving Line of Credit. BVH previously had a $50.0 million revolving line of credit with IberiaBank. Effective September 30, 2020, the loan agreement was terminated at the request of BVH in connection with the completion of the spin-off of BBX Capital. In connection with the termination, IberiaBank released the security interest over all collateral granted to lenders of the facility.

Receivable-Backed Notes Payable

Financial data related to Bluegreen’s receivable-backed notes payable facilities was as follows (dollars in thousands):

	As of December 31,
	2020			2019
	Debt Balance	Interest Rate	Principal Balance of Pledged/ Secured Receivables	Debt Balance	Interest Rate	Principal Balance of Pledged/ Secured Receivables
Receivable-backed notes payable - recourse:
Liberty Bank Facility (1)	$10,000	3.40%	$13,970	$25,860	4.75%	$31,681
NBA Receivables Facility (2)	19,877	3.32%	26,220	32,405	4.55%	39,787
Pacific Western Facility (3)	8,623	3.15%	13,131	20,304	4.68%	25,332
Total	38,500		53,321	78,569		96,800

Receivable-backed notes payable - non-recourse:
Liberty Bank Facility (1)	$2,316	3.40%	$3,235	$—	—	$—
NBA Receivables Facility (2)	11,985	3.32%	15,809	—	—	—
Pacific Western Facility (3)	—	—	—	10,000	4.68%	12,477
KeyBank/DZ Purchase Facility	—	—	—	31,708	3.99%	39,448
Quorum Purchase Facility	29,788	4.75-5.10%	34,651	44,525	4.75-5.50%	49,981
2012 Term Securitization	—	0.00%	—	8,638	2.94%	9,878
2013 Term Securitization	11,922	3.20%	13,483	18,219	3.20%	19,995
2015 Term Securitization	22,560	3.02%	24,475	31,188	3.02%	33,765
2016 Term Securitization	35,700	3.35%	40,221	48,529	3.35%	54,067
2017 Term Securitization	51,470	3.12%	58,907	65,333	3.12%	74,219
2018 Term Securitization	72,486	4.02%	84,454	91,231	4.02%	103,974
2020 Term Securitization	123,600	2.60%	139,052	—	—	—
Unamortized debt issuance costs	(5,994)	—	—	(5,125)	—	—
Total	355,833		414,287	344,246		397,804
Total receivable-backed debt	$394,333		$467,608	$422,815		$494,604

(1)Pursuant to the February 11, 2020 amendment described below, recourse on the Liberty Bank Facility is limited to $10.0 million, subject to certain exceptions.

(2)Pursuant to the September 25, 2020 amendment described below, recourse to Bluegreen/Big Cedar Vacations was reduced to $19.9 million as of December 31, 2020 and will be reduced by $1.3 million per month until it reaches a floor of $10.0 million.

(3)Recourse on the Pacific Western Facility is limited to $10.0 million, subject to certain exceptions.

Liberty Bank Facility. Since 2008, Bluegreen has maintained a revolving VOI notes receivable hypothecation facility (the “Liberty Bank Facility”) with Liberty Bank which provides for advances on eligible receivables pledged under the Liberty Bank Facility, subject to specified terms and conditions, during the revolving credit period. On June 25, 2020, Bluegreen amended the Liberty Bank Facility to extend the revolving credit period from June 2020 to June 2021, and the maturity from March 2023 to June 2024. In addition, the amendment decreased the advance rate with respect to Qualified Timeshare Loans from 85% to 80% of the unpaid principal balance of the Qualified Timeshare Loans. The advance rate is 60% of the unpaid principal balance of Non-Conforming Qualified Timeshare Loans. The amendment also reduced the maximum permitted outstanding borrowings from $50.0 million to $40.0 million, subject to the terms of the facility, and effective July 1, 2020, decreased the interest rate to the Prime Rate minus 0.10% with a floor of 3.40% from the Prime Rate with a floor of 4.00%. In addition, recourse to Bluegreen under the amended facility was reduced to $10.0 million, subject to certain exceptions set forth in the facility. Subject to the terms of the facility, principal and interest due under the Liberty Bank Facility are paid as cash is collected on the pledged receivables, with the remaining balance being due by maturity.

NBA Receivables Facility. Bluegreen/Big Cedar Vacations has a revolving VOI hypothecation facility (the “NBA Receivables Facility”) with National Bank of Arizona (“NBA”) which was amended and restated on September 25, 2020. The Amended and Restated NBA Receivables Facility extended the revolving advance period from September 2020 to September 2023 and the maturity date from March 2025 to March 2028. In addition, the interest rate on all new advances made under the facility will be one month LIBOR plus 2.25% (with an interest rate floor of 3.00%). Further, if new advances of at least $25.0 million are made by June 30, 2021, the interest rate on borrowings under the facility at September 25, 2020, to the extent then remaining outstanding, will be reduced from the currently effective rate of one month LIBOR plus 2.75% (with an interest rate floor of 3.50%) to one month LIBOR plus 2.25% (with an interest rate floor of 3.00%). The Amended and Restated NBA Receivables Facility provides for advances at a rate of 80% on eligible receivables pledged under the facility (decreased from the prior rate of 85%), subject to eligible collateral and specified terms and conditions, during the revolving credit period. The maximum borrowings allowed under the facility remains at $70.0 million. In addition, recourse to Bluegreen/Big Cedar under the amended facility was reduced to $19.9 million as of December 31, 2020 and will be reduced by $1.3 million per month until it reaches a floor of $10.0 million. Subject to the terms of the facility, principal and interest payments received on pledged receivables are applied to principal and interest due under the facility, with the remaining outstanding balance being due by maturity.

Pacific Western Facility. Bluegreen has a revolving VOI notes receivable hypothecation facility (the “Pacific Western Facility”) with Pacific Western Bank, which provides for advances on eligible VOI notes receivable pledged under the facility, subject to specified terms and conditions, during a revolving credit period. Maximum outstanding borrowings under the Pacific Western Facility are $40.0 million, subject to eligible collateral and customary terms and conditions. The revolving advance period expires in September 2021 and the Pacific Western Facility matures in September 2024 (in each case, subject to an additional 12-month extension at the option of Pacific Western Bank). Eligible “A” VOI notes receivable that meet certain eligibility and FICO score requirements, which Bluegreen believes are typically consistent with loans originated under its current credit underwriting standards, are subject to an 85% advance rate. The Pacific Western Facility also allows for certain eligible “B” VOI notes receivable (which have less stringent FICO score requirements) to be funded at a 53% advance rate. Borrowings outstanding under the Pacific Western Facility accrue interest at an annual rate equal to 30-day LIBOR plus 3.00%; provided, however, that a portion of the borrowings, to the extent such borrowings are in excess of established debt minimums, will accrue interest at 30-day LIBOR plus 2.75%. Subject to the terms of the facility, principal repayments and interest on borrowings under the Pacific Western Facility are paid as cash is collected on the pledged VOI notes receivable, subject to future required decreases in the advance rates after the end of the revolving advance period, with the remaining outstanding balance being due by maturity. The facility has limited recourse not to exceed $10.0 million.

KeyBank/DZ Purchase Facility. Bluegreen has a VOI notes receivable purchase facility (the “KeyBank/DZ Purchase Facility”) with DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main (“DZ”), and KeyBank National Association (“KeyBank”) which permits maximum outstanding financings of up to $80.0 million and provides for an advance rate of 80% with respect to VOI receivables securing amounts financed. The KeyBank/DZ Purchase Facility’s advance period will expire in December 2022 and will mature and all outstanding amounts will become due 24 months after the revolving advance period has expired, or earlier under certain circumstances set forth in the facility. Interest on amounts outstanding under the facility is tied to an applicable index rate of the LIBOR rate, in the case of amounts funded by KeyBank, and a cost of funds rate or commercial paper rates, in the case of amounts funded by or through DZ. The interest rate under the facility is the applicable index rate plus 2.25% (with an interest rate floor of 0.25%) until the expiration of the revolving advance period and thereafter will equal the applicable index rate plus 3.25% (with an interest rate floor of 0.25%). Subject to the terms of the facility, Bluegreen will receive the excess cash flows generated by the VOI notes receivable sold (excess meaning after payments of customary fees, interest and principal under the facility) until the expiration of the VOI notes receivable advance period, at which point all of the excess cash flow will be paid to the note holders until the outstanding balance is reduced to zero. While ownership of the VOI notes receivable included in the facility is transferred and sold for legal purposes, the transfer of these VOI notes receivable is accounted for as a secured borrowing for financial reporting purposes. The facility is nonrecourse.

Quorum Purchase Facility. Bluegreen/Big Cedar Vacations has a VOI notes receivable purchase facility (the “Quorum Purchase Facility”) with Quorum Federal Credit Union (“Quorum”), pursuant to which Quorum has agreed to purchase eligible VOI notes receivable in an amount of up to an aggregate $50.0 million purchase price, subject to certain conditions precedent and other terms of the facility. On December 18, 2020, the Quorum Purchase Facility was amended to extend the advance period to December 2022 from December 2020 and the maturity date to December 2034 from December 2032. The interest rate on each advance is set at the time of funding based on rates mutually agreed upon by the parties. Of the amounts outstanding under the Quorum Purchase Facility at December 31, 2020, $2.2 million accrues interest at a rate per annum of 4.75%, $15.3 million accrues interest at a fixed rate of 4.95%, and $12.3 million accrues interest at a fixed rate of 5.10%. The Quorum Purchase Facility provides for an 85% advance rate on eligible receivables sold under the facility, however Quorum can modify this advance rate on future purchases subject to the terms and conditions of the Quorum Purchase Facility. Eligibility requirements for VOI notes receivable sold include, among others, that the obligors under the VOI notes receivable sold be members of Quorum at the time of the note sale. Subject to performance of the collateral, Bluegreen or Bluegreen/Big Cedar Vacations, as applicable, will receive any excess cash flows generated by the VOI notes receivable transferred to Quorum under the facility (excess meaning after payment of customary fees, interest and principal under the facility) on a pro-rata basis as borrowers make payments on their VOI notes receivable. While ownership of the VOI notes receivable included in the Quorum Purchase Facility is transferred and sold for legal purposes, the transfer of these VOI notes receivable is accounted for as a secured borrowing for financial reporting purposes. The facility is nonrecourse.

2012 Term Securitization. In October 2020, Bluegreen repaid in full the notes payable issued in connection with the 2012 Term Securitization.  Accordingly, the related unamortized debt issuance costs of $0.1 million were written off in 2020.

2020 Term Securitization. In October 2020, Bluegreen completed the 2020-A Term Securitization, a private offering and sale of $131.0 million of investment-grade, VOI receivable backed notes (the “Notes”), including $48.6 million of Class A Notes, $47.9 million of Class B Notes and $34.5 million of Class C Notes with interest rates of 1.55%, 2.49%, and 4.22%, respectively, which blends to an overall interest rate of approximately 2.60%. The gross advance rate for this transaction was 88.0%. The Notes mature in February 2036. KeyBanc Capital Markets Inc. (“KeyCM”) and Barclays Capital Inc. acted as co-lead managers and were the initial purchasers of the Notes. KeyCM also acted as structuring agent for the transaction.

The amount of the VOI receivables sold to BXG Receivables Note Trust 2020-A (the “Trust”) in the transaction was $148.9 million, $138.9 million of which was sold to the Trust at closing and the remaining $10.0 million of which (the “Prefunded Receivables”) was sold to the Trust by December 31, 2020. The gross proceeds of such sales to the Trust were $131.0 million. A portion of the proceeds received at closing were used to: repay KeyBank National Association (“KeyBank”) and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt am Main (“DZ Bank”) $61.1 million, representing all amounts outstanding (including accrued interest) the KeyBank/DZ Purchase Facility; repay Liberty Bank $6.4 million under the Liberty Bank Facility; repay Pacific Western Bank $14.6 million under the Pacific Western Bank Facility; capitalize a reserve fund; and pay fees and expenses associated with the transaction. The remainder of the gross proceeds from the 2020-A Term Securitization were used for general corporate purposes.

While ownership of the VOI receivables included in the 2020-A Term Securitization is transferred and sold for legal purposes, the transfer of these receivables is accounted for as a secured borrowing for financial accounting purposes. Accordingly, no gain or loss was recognized as a result of this transaction.

Other Non-Recourse Receivable-Backed Notes Payable. In addition to the above described facilities, Bluegreen has a number of other nonrecourse receivable-backed notes payable facilities, as set forth in the table above. During 2020 and 2019, Bluegreen repaid $67.8 million and $62.6 million, respectively, under these additional receivable-backed notes payable facilities.

Junior Subordinated Debentures

Woodbridge and Bluegreen have each formed statutory business trusts (collectively, the "Trusts"), each of which issued trust preferred securities as part of a larger pooled trust securities offering which was not registered under the Securities Act of 1933 and invested the proceeds thereof in its junior subordinated debentures. The Trusts are variable interest entities in which Woodbridge and Bluegreen are not the primary beneficiaries. Accordingly, the Company and its subsidiaries do not consolidate the operations of the Trusts; instead, the beneficial interests in the Trusts are accounted for under the equity method of accounting. The maximum exposure to loss as a result of Bluegreen and Woodbridge’s involvement with the Trusts is limited to the carrying amount of the equity method investment. Included in other assets as of December 31, 2020 and 2019 was $2.1 million of equity in the Trusts. Interest on the junior subordinated debentures and distributions on the trust preferred securities are payable quarterly in arrears at the same interest rate.

The table below sets forth information regarding the Company’s junior subordinated debentures (dollars in thousands):

	December 31, 2020		December 31, 2019
		Effective		Effective
	Carrying	Interest	Carrying	Interest	Maturity
	Amounts	Rates (1)	Amounts	Rates (1)	Years (2)
Woodbridge - Levitt Capital Trusts I - IV	$66,302	4.01 - 4.04%	$66,302	5.74 - 5.95%	2035 - 2036
Bluegreen Statutory Trusts I - VI	110,827	5.01 - 5.12%	110,827	6.74 - 6.86%	2035 - 2037
Unamortized debt issuance costs	(1,057)		(1,129)
Unamortized purchase discount	(37,895)		(38,746)
Total junior subordinated debentures	$138,177		$137,254

(1)The Company’s junior subordinated debentures bear interest at three-month LIBOR (subject to quarterly adjustment) plus a spread ranging from 3.80% to 4.90%.

(2)All of the junior subordinated debentures were eligible for redemption by Woodbridge and Bluegreen, as applicable, as of December 31, 2020 and 2019.

As of December 31, 2020, BVH and its subsidiaries were in compliance with all financial debt covenants under its debt instruments. Bluegreen had availability of approximately $292.4 million under its receivable-backed purchase and credit facilities, inventory lines of credit and corporate credit line, subject to eligible collateral and the terms of the facilities, as applicable, as of December 31, 2020.

Note payable to BBX Capital, Inc.

In connection with its spin-off, BVH issued a $75.0 million note payable to BBX Capital that accrues interest at a rate of 6% per annum and requires payments of interest on a quarterly basis. Under the terms of the note, BVH has the option in its discretion to defer interest payments under the note, with interest on the outstanding balance thereafter to accrue at a compounded rate of 8% per annum until such time as BVH is current on all accrued payments under the note, including deferred interest. All outstanding amounts will become due and payable in five years or earlier upon certain other events. Included in other liabilities as accrued interest payable in BVH’s consolidated statement of financial condition was $1.1 million of accrued interest payable in connection with this note payable.

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

The carrying amounts of financial instruments included in the consolidated financial statements and their estimated fair values are as follows (in thousands):

	As of December 31, 2020		As of December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash and cash equivalents	$221,118	$221,118	$335,846	$335,846
Restricted cash	35,986	35,986	49,896	49,896
Notes receivable, net	409,349	549,819	448,568	587,000
Note payable to BBX Capital, Inc.	75,000	78,218	—	—
Lines-of-credit, notes payable, and
receivable-backed notes payable	532,719	547,400	568,975	589,300
Junior subordinated debentures	138,177	133,500	137,254	146,000

Cash and cash equivalents. The amounts reported in the consolidated balance sheets for cash and cash equivalents approximate fair value.

Restricted cash. The amounts reported in the consolidated balance sheets for restricted cash approximate fair value.

Notes receivable, net.  The fair value of Bluegreen’s notes receivable is estimated using Level 3 inputs and is based on estimated future cash flows considering contractual payments and estimates of prepayments and defaults, discounted at a market rate.

Note Payable to BBX Capital, Inc. The fair value of the note payable to BBX Capital, Inc was determined using Level 3 inputs by discounting the net cash outflows estimated to be used to repay the debt.

Lines-of-credit, notes payable, and receivable-backed notes payable. The amounts reported in the Company’s consolidated balance sheets for lines of credit, notes payable, and receivable-backed notes payable, approximate fair value for indebtedness that provides for variable interest rates. The fair value of the Company’s fixed-rate, receivable-backed notes payable was determined using Level 3 inputs by discounting the net cash outflows estimated to be used to repay the debt. These obligations are to be satisfied using the proceeds from the consumer loans that secure the obligations.

Junior subordinated debentures. The fair value of the Company’s junior subordinated debentures is estimated using Level 3 inputs based on the contractual cash flows discounted at a market rate or based on market price quotes from the over-the-counter bond market.

12. Commitments and Contingencies

Litigation Matters

In the ordinary course of business, BVH and its subsidiaries are parties to lawsuits as plaintiff or defendant involving its operations and activities. Bluegreen is subject to claims or proceedings from time to time relating to the purchase, sale, marketing, or financing of VOIs and other business activities. Additionally, from time to time in the ordinary course of business, the Company is involved in disputes with existing and former employees, vendors, taxing jurisdictions, and other individuals and entities, and it also receives individual consumer complaints as well as complaints received through regulatory and consumer agencies, including Offices of State Attorneys General. The Company takes these matters seriously and attempts to resolve any such issues as they arise. The Company may also become subject to litigation related to the COVID-19 pandemic, including with respect to any actions the Company takes as a result thereof.

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

BVH Litigation

There were no material pending legal proceedings against BVH or its subsidiaries other than proceedings against Bluegreen as of December 31, 2020.

Bluegreen Litigation

The following is a description of certain material pending legal proceedings involving Bluegreen:

On September 22, 2017, Stephen Potje, Tamela Potje, Sharon Davis, Beafus Davis, Matthew Baldwin, Tammy Baldwin, Arnor Lee, Angela Lee, Gretchen Brown, Paul Brown, Jeremy Estrada, Emily Estrada, Michael Oliver, Carrie Oliver, Russell Walters, Elaine Walters, and Mike Ericson, individually and on behalf of all other similarly situated, filed a purported class action lawsuit against Bluegreen which asserts claims for alleged violations of the Florida Deceptive and Unfair Trade Practices Act and the Florida False Advertising Law. In the complaint, the plaintiffs alleged the making of false representations in connection with Bluegreen’s sales of VOIs. The purported class action lawsuit was dismissed without prejudice after mediation. However, on or about April 24, 2018, plaintiffs re-filed their individual claims in Palm Beach County Circuit Court. Subsequently, on October 15, 2019, the Court entered an order granting summary judgment in Bluegreen’s favor and dismissed all claims. Bluegreen has moved for reimbursement of its attorneys’ fees. Plaintiffs have appealed the summary judgement order.

On February 28, 2018, Oscar Hernandez and Estella Michael filed a purported class action lawsuit in San Bernardino Superior Court against BVU. Plaintiffs sought to represent a class of approximately 660 hourly, non-exempt employees who worked in the state of California since March 1, 2014. The central claims in the complaint, as amended during June 2018, include alleged failures to pay overtime and wages at termination and to provide meal and rest periods, claims relating to non-compliant wage statements and unreimbursed business expenses, and a claim under the Private Attorney’s General Act. In April 2019, the parties mediated and agreed to settle the matter for an immaterial amount. Final approval of the settlement was granted by the court on January 21, 2021.

On June 28, 2018, Melissa S. Landon, Edward P. Landon, Shane Auxier and Mu Hpare, individually and on behalf of all others similarly situated, filed a purported class action lawsuit against Bluegreen and Bluegreen Vacations Unlimited, Inc. (“BVU”) asserting claims for alleged violations of the Wisconsin Timeshare Act, Wisconsin law prohibiting illegal referral selling, and Wisconsin law prohibiting illegal attorney’s fee provisions. Plaintiffs allegations include that Bluegreen failed to disclose the identity of the seller of real property at the beginning of Bluegreen’s initial contact with the purchaser; that Bluegreen misrepresented who the seller of the real property was; that Bluegreen misrepresented the buyer’s right to cancel; that Bluegreen included an illegal attorney’s fee provision in the sales document(s); that Bluegreen offered an illegal “today only” incentive to purchase; and that Bluegreen utilized an illegal referral selling program to induce the sale of VOIs. Plaintiffs seek certification of a class consisting of all persons who, in Wisconsin, purchased from Bluegreen one or more VOIs within six years prior to the filing of this lawsuit. Plaintiffs seek statutory damages, attorneys’ fees and injunctive relief. Bluegreen moved to dismiss the case, and on November 27, 2019, the Court issued a ruling granting the motion in part. Bluegreen has answered the remaining claims. Bluegreen believes the lawsuit is without merit and intend to vigorously defend the action.

On January 7, 2019, Shehan Wijesinha filed a purported class action lawsuit alleging violations of the Telephone Consumer Protection Act (the “TCPA”), specifically that BVU called plaintiff’s cell phone for telemarketing purposes using an automated dialing system, and that plaintiff did not give BVU his express written consent to do so. Plaintiffs seek certification of a class comprised of other persons in the United States who received similar calls from or on behalf of BVU without the person’s consent. Plaintiff seeks monetary damages, attorneys’ fees and injunctive relief. Bluegreen believes the lawsuit is without merit and intend to vigorously defend the action. On July 15, 2019, the court entered an order staying this case pending a ruling from the Federal Communications Commission (“FCC”) clarifying the definition of an automatic telephone dialing system under the TCPA and the decision of the Eleventh Circuit in a separate action brought against a VOI company by a plaintiff alleging violations of the TCPA. On January 7, 2020, the Eleventh Circuit issued a ruling consistent with BVU’s position, and on June 26, 2020, the FCC also issued a favorable ruling. The case currently remains stayed.

On July 18, 2019, Eddie Boyd, et al. filed an action alleging that BVU and co-defendants violated the Missouri Merchandise Practices Act for allegedly making false statements and misrepresentations with respect to the sale of VOIs. Plaintiffs further have filed a purported class action allegation that BVU’s charging of an administrative processing fee constitutes the unauthorized practice of law, and have also asserted that Bluegreen and its outside counsel engaged in abuse of process by filing a lawsuit against plaintiffs’ counsel (The Montgomery Law Firm). Plaintiffs seek monetary damages, attorneys’ fees and injunctive relief. On August 31, 2020, the court certified a class regarding the unauthorized practice of law claim and dismissed the claims regarding abuse of process. On January 11, 2021, the Court issued an order that the class members are not entitled to rescission of their contracts because they have failed to plead fraud in the inducement. Bluegreen believes the lawsuit is without merit and intend to move to decertify the class.

On July 7, 2020, Robert Barban and approximately 172 other plaintiffs filed an action against Bluegreen’s subsidiaries, Bluegreen Resorts Management, Inc. (“BRM”) and Vacation Trust, Inc. (“VTI”), seeking a financial review. Plaintiffs allege that the allocation system in place does not allow them to freely and easily use, occupy, and enjoy the accommodations and facilities. They also allege that BRM has unreasonably escalated operating costs and that VTI failed to protect the plaintiffs from these costs. While Bluegreen believes the case is without merit, Bluegreen is in discussion with plaintiffs’ counsel to voluntarily move this case to individual arbitration claims in Broward County, Florida. If the discussions are not successful, Bluegreen intends to file a motion to dismiss.

On July 14, 2020, Kenneth Johansen, individually and on behalf of all others similarly situated, filed a purported class action against BVU for alleged violations of the TCPA. Specifically, the named plaintiff alleges that he received numerous telemarketing calls from BVU while he was on the National Do Not Call Registry. Bluegreen filed a motion to dismiss, and plaintiff in response filed an amended complaint on September 18, 2020. On February 18, 2021 plaintiff filed a motion for class certification seeking to certify a class of thousands of individuals proposed class members. Bluegreen intends to oppose the class certification and vigorously defend the action.

On August 30, 2020, over 100 VOI owners at The Manhattan Club (“TMC”) sued BVU and certain unaffiliated entities (the “Non-Bluegreen Defendants”). The complaint includes claims arising out of alleged misrepresentations made during the sale of VOIs at TMC and certain post-sale operational practices, including allegedly charging owners excessive annual maintenance fees and implementing reservation policies that the restrict the ability of VOI owners to use their points to access the resort while allowing the general public to make reservations. The plaintiffs assert in the complaint that Bluegreen acquired operational control of TMC from the Non-Bluegreen Defendants in 2018 and assumed joint liability for any prior wrongdoing by them. Bluegreen believes this assertion to be erroneous and that the claims against BVU are without merit. Accordingly, Bluegreen has moved to dismiss the claims against BVU.

Commencing in 2015, it came to Bluegreen’s attention that its collection efforts with respect to its VOI notes receivable were being impacted by a then emerging, industry-wide trend involving the receipt of  “cease and desist” letters from exit firms and their attorneys purporting to represent certain VOI owners. Following receipt of these letters, Bluegreen is unable to contact the owners unless allowed by law. Bluegreen believes these exit firms have encouraged such owners to become delinquent and ultimately default on their obligations and that such actions and Bluegreen’s inability to contact the owners are a primary contributor to the increase in its annual default rates. Bluegreen’s average annual default rates have increased from 6.9% in 2015 to 9.8% in 2020. Bluegreen also estimates that approximately 9.2% of the total delinquencies on its VOI notes receivable as of December 31, 2020 related to VOI notes receivable are subject to this issue. Bluegreen has, in a number of cases pursued, and Bluegreen may in the future pursue, legal action against the VOI owners, and as described below, against the exit firms.

On December 21, 2018, Bluegreen filed a lawsuit against timeshare exit firm Totten Franqui and certain of its affiliates (“TPEs”). In the complaint, Bluegreen alleged that the TPEs, through various forms of deceptive advertising, as well as inappropriate direct contact with VOI owners, made false statements about Bluegreen and provided misleading information to the VOI owners. The TPEs have encouraged nonpayment by consumers and exacted fees for doing so. Bluegreen believes the consumers are paying fees to the TPEs in exchange for illusory services. Bluegreen has asserted claims against the TPEs under the Lanham Act, as well as tortious interference with contractual relations, civil conspiracy to commit tortious interference and other claims. During the course of the litigation, the TPEs and Totten Franqui filed for bankruptcy, which resulted in the litigation being stayed. Bluegreen has reached favorable settlements with the TPE principals and the court has approved the settlement with the bankruptcy trustee, which allowed 100% of Bluegreen’s claims against the TPEs and Totten Franqui (which are in excess of $1.0 million). Bluegreen agreed to subordinate its claims to the claims of its timeshare owners. The settlement with the principals includes findings of fact against the defendants regarding their business practices and a permanent injunction prohibiting the principals of the Totten Franqui from working again in the timeshare exit space.

On November 13, 2019, Bluegreen filed a lawsuit against timeshare exit firm The Montgomery Law Firm and certain of its affiliates. In the complaint, Bluegreen alleged that through various forms of deceptive advertising, as well as inappropriate direct contact with VOI owners, such firm and its affiliates made false statements about Bluegreen and provided misleading information to the VOI owners and encouraged nonpayment by consumers. Bluegreen believes the consumers are paying fees to the firm and its affiliates in exchange for illusory services. Bluegreen has asserted claims under the Lanham Act, as well as tortious interference with contractual relations, civil conspiracy to commit tortious interference and other claims. Defendants’ motion to dismiss was denied. Discovery is ongoing.

On November 13, 2020, Bluegreen filed a lawsuit against timeshare exit firm, Carlsbad Law Group, LLP, and certain of its associated law firms and affiliates. On December 30, 2020, Bluegreen filed a lawsuit against timeshare exit firm, The Molfetta Law Firm, and certain of its associated law firms and affiliates. In both of these actions, Bluegreen makes substantially the same claims against the timeshare exit firms and its associated law firms and affiliates as those made in Bluegreen’s action against The Montgomery Law Firm described above.

Other Commitments, Contingencies and Guarantees

Bluegreen, indirectly through BVU, its wholly-owned subsidiary, has an exclusive marketing agreement with Bass Pro, a nationally-recognized retailer of fishing, marine, hunting, camping and sports gear, that provides us with the right to market and sell vacation packages at kiosks in each of Bass Pro’s retail locations and through other means. Pursuant to a settlement agreement Bluegreen entered into with Bass Pro and its affiliates during June 2019, Bluegreen paid Bass Pro $20.0 million and agreed to, among other things, make five annual payments to Bass Pro of $4.0 million each commencing in 2020. In June 2019, Bluegreen accrued for the net present value of the settlement, plus attorney’s fees and costs, totaling approximately $39.1 million. The first $4.0 million annual payment was made during January 2020. As of December 31, 2020, $14.7 million was accrued for the remaining payments required by the settlement agreement (including the second annual payment of $4.0 million on January 2021), which are included in accrued liabilities and other in the consolidated balance sheets as of December 31, 2020.

During the year ended December 31, 2020 and 2019, VOI sales to prospects and leads generated by the agreement with Bass Pro accounted for approximately 12% and 13%, respectively, of Bluegreen’s VOI sales volume. Subject to the terms and conditions of the settlement agreement, Bluegreen will generally be required to pay the fixed annual fee with respect to at least 59 Bass Pro retail stores and a minimum number of Cabela’s retail stores that increases over time to a total of at least 60 Cabela’s retail stores by the end of 2021. During 2020, Bluegreen paid $5.7 million for this fixed fee, which is included in selling, general and administrative expenses within its consolidated statements of operations and comprehensive income. Notwithstanding the foregoing, the minimum number of Bass Pro and Cabela’s retail stores for purposes of the fixed annual fee may be reduced under certain circumstances set forth in the agreement, including as a result of a reduction of traffic in the stores in excess of 25% year-over-year. In March 2020 as a result of the COVID-19 pandemic, Bluegreen temporarily closed its retail marketing operations at Bass Pro Shops and Cabela’s stores. Beginning in mid-May 2020, Bluegreen started the process of recommencing its sales and marketing operations and by December 31, 2020, Bluegreen recommenced operating marketing kiosks at 88 Bass Pro Shops and Cabela’s stores and commenced operating marketing kiosks at 10 new Cabela’s stores, for a total of 98 Bass Pro Shops and Cabela’s stores.

In December 2019, Bluegreen’s then-serving President and Chief Executive Officer resigned. In connection with his resignation, Bluegreen agreed to make payments totaling $3.5 million over a period of 18 months, $1.2 million of which remained payable as of December 31, 2020.

In lieu of paying maintenance fees for unsold VOI inventory, Bluegreen may enter into subsidy agreements with certain HOAs. During the years ended December 31, 2020, 2019 and 2018, Bluegreen made subsidy payments related to such subsidies of $24.0 million, $24.9 million, and $12.6 million, respectively, which are included within cost of other fee-based services in the Company’s consolidated statements of operations and comprehensive income. As of December 31, 2020 and December 31, 2019, Bluegreen had no accrued liabilities for such subsidies.

13. Income Taxes

The Company’s (benefit) provision for income taxes from continuing operations consists of the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
Federal:
Current	$2,775	$3,934	$(3,082)
Deferred	(3,048)	752	21,839
	$(273)	$4,686	$18,757

State and Other:
Current	$567	$1,175	$3,335
Deferred	(2,662)	1,664	4,301
	(2,095)	2,839	7,636
Total	$(2,368)	$7,525	$26,393

The difference between the Company’s (benefit) provision for income taxes from continuing operations and the results of applying the federal statutory tax rate to income before (benefit) provision for income taxes relates to (in thousands):

	For the Year Ended December 31,
	2020	2019	2018
Income tax (benefit) provision at expected federal income tax rate (1)	$(9,823)	$1,718	$15,494
Increase (decrease) resulting from:
(Benefit) provision for state taxes, net of federal effect	(1,655)	2,244	6,125
Taxes related to noncontrolling interests in subsidiaries not consolidated for income tax purposes	(1,552)	(2,367)	(2,602)
Non-deductible executive compensation	10,205	5,572	8,421
Other - net	457	358	(1,045)
(Benefit) provision for income taxes	$(2,368)	$7,525	$26,393

(1)Expected tax is computed based upon income before taxes from continuing operations.

The Company’s deferred income taxes from continuing and discontinuing operations consist of the following components (in thousands):

	As of December 31,
	2020		2019
Deferred tax assets:
Allowance for loan losses, tax certificate losses and	$
write-downs for financial statement purposes		30,155	30,644
Federal and State NOL and tax credit carryforward		89,039	95,970
Real estate valuation		5,472	6,575
Expenses recognized for books and deferred for tax		7,063	7,827
Other		2,961	6,261
Total gross deferred tax assets		134,690	147,277
Valuation allowance		(80,218)	(86,435)
Total deferred tax assets		54,472	60,842
Deferred tax liabilities:
Installment sales treatment of notes		100,479	107,551
Intangible assets		14,197	14,760
Junior subordinated debentures		8,886	9,124
Deferral of VOI sales and costs under timeshare accounting		9,857	10,511
Property and equipment		5,465	4,985
Other		902	1,469
Total gross deferred tax liabilities		139,786	148,400
Net deferred tax liability		$85,314	87,558

Valuation Allowance on Deferred Tax Assets

The Company evaluates its deferred tax assets to determine if valuation allowances are required. In the evaluation, management considers net operating loss (“NOL”) carryback availability, expectations of sufficient future taxable income, trends in earnings, existence of taxable income in recent years, the future reversal of temporary differences, and available tax planning strategies that could be implemented, if required. Valuation allowances are established based on the consideration of all available evidence using a more likely than not standard. As of December 31, 2020, the Company has established a valuation allowance of $80.2 million relating to the deferred tax asset of $89.0 million for federal and state NOL and tax credit carryforwards, as the Company’s ability to utilize a portion of these carryforwards to reduce future tax liability income is subject to significant limitations. The spin-off of BBX Capital and subsidiaries reduced the Company’s federal and state NOL carryforward and valuation allowance by approximately $6.5 million. The table below sets forth information regarding the federal and state NOL and tax credit carryforwards and the applicable valuation allowance as of December 31, 2020 (in thousands):

	Federal and State NOL and Credit Carryforward	Gross Deferred Tax Asset	Valuation Allowance	Net Deferred Tax Asset	Year Expires
Non-Florida State NOLs	$226,858	$10,299	$3,156	$7,143	2021-2040
Federal NOL SRLY Limitation	210,330	44,170	44,170	—	2026-2034
Florida NOL SRLY Limitation	702,433	30,521	30,521	—	2026-2034
Other Federal tax credits-SRLY Limitation	2,371	2,371	2,371	—	2025-2031
Federal NOL Section 382 Limitation	7,097	1,490	—	1,490	2023-2029
Florida NOL Section 382 Limitation	4,614	188	—	188	2024-2029
Total		$89,039	$80,218	$8,821

The Company evaluated all positive and negative evidence available as of the reporting date, including tax planning strategies, the ability to file a consolidated return with its subsidiaries, the expected future reversal of existing taxable temporary differences, and expected future taxable income (primarily from Bluegreen) exclusive of reversing temporary differences and carry forwards. Based on this evaluation, the Company has determined that it is more likely than not that it will be able to realize $8.8 million of the deferred tax asset that is attributed to the Company’s federal and state NOL and credit carryforwards.

As of December 31, 2020, Bluegreen had non-Florida state NOL carryforwards of $226.9 million which expire from 2021 through 2040. These NOLs can only be utilized against Bluegreen’s (or a subsidiary of Bluegreen) income allocable to the state in which the NOL was generated. A valuation allowance is maintained for those state NOLs where the NOL is not more likely than not realizable.

As of December 31, 2020, the Company had federal and Florida NOL carryforwards and federal tax credit carryforwards that can only be utilized if the separate entity that generated them has separate company taxable income (the “SRLY Limitation”). These carryforwards cannot be utilized against most of the Company’s subsidiaries’ taxable income, including Bluegreen. As such, a full valuation allowance has been established for these carryforwards.

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

The Tax Reform Act also repealed the alternative minimum tax effective in 2018 and allows credits associated with the alternative minimum tax to be applied to fully offset regular income taxes. Any credits that are not used to reduce regular income taxes are 50% refundable for the years 2019 through 2020 and 100% refundable in 2021. The Company had alternative minimum tax credit carryforwards of $11.2 million as of December 31, 2018 that were fully utilized during the year ended December 31, 2019.

Other

The Coronavirus Aid, Relief, and Economic Securities Act (“CARES Act”) was signed into law on March 27, 2020 in response to the COVID-19 pandemic. As of December 31, 2020, the Company evaluated the income tax provisions of the CARES Act and determined it had no significant effect on the computation of the Company’s estimated effective tax rate for the year ended December 31, 2020. However, the Company has taken advantage of the deferral of the employer portion of the tax withholding amounts and the employee retention tax credits provided for in the CARES Act. During the year ended December 31, 2020, the Company recorded a tax withholding deferral of $8.7 million and employee retention tax credits of $7.1 million, which is included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive income for the year ended December 31, 2020.

The Company evaluates its tax positions based upon guidelines of ASC 740, which clarifies the accounting for uncertainty in tax positions. Based on an evaluation of uncertain tax provisions, the Company is required to measure tax benefits based on the largest amount of benefit that is greater than 50% likely of being realized upon settlement. There were no unrecognized tax benefits at December 31, 2020, 2019, or 2018 and as of December 31, 2020, the Company did not recognize any interest or penalties related to ASC 740-10.

The Company is no longer subject to federal or Florida income tax examinations by tax authorities for tax years before 2017. Several of the Company’s subsidiaries are no longer subject to income tax examinations in certain state, local, and non-U.S. jurisdictions for tax years before 2016.

Certain of the Company’s state income tax filings are under routine examination. While there is no assurance as to the results of these audits, the Company does not currently anticipate any material adjustments in connection with these examinations.

14. Common and Preferred Stock

Common Stock

The Company’s Articles of Incorporation authorize the Company to issue both Class A Common Stock, par value $0.01 per share, and Class B Common Stock, par value $0.01 per share. Under Florida law and the Company’s Articles of Incorporation, holders of Class A Common Stock and Class B Common Stock vote together as a single class on most matters presented to a vote of the Company’s shareholders. On such matters, holders of Class A Common Stock are entitled to one vote for each share held, with all holders of Class A Common Stock possessing in the aggregate 22% of the total voting power, while holders of Class B Common Stock possess the remaining 78% of the total voting power. If the number of shares of Class B Common Stock outstanding decreases to 360,000 shares, the Class A Common Stock’s aggregate voting power will increase to 40%, and the Class B Common Stock will have the remaining 60%. If the number of shares of Class B Common Stock outstanding decreases to 280,000 shares, the Class A Common Stock’s aggregate voting power will increase to 53%, and the Class B Common Stock will have the remaining 47%. These relative voting percentages will remain fixed unless the number of shares of Class B Common Stock outstanding decreases to 100,000 shares or less, at which time the fixed voting percentages will be eliminated, and holders of Class A Common Stock and holders of Class B Common Stock would then each be entitled to one vote per share held. Each share of Class B Common Stock is convertible into one share of Class A Common Stock at any time at the option of the holder. The percentage of total common equity represented by the Company’s Class A and Class B common stock was 81% and 19%, respectively, at December 31, 2020.

Share Repurchase Program

In June 2017, the Company’s board of directors approved a share repurchase program which authorizes the repurchase of up to 1,000,000 shares of the Company’s Class A Common Stock and Class B Common Stock at an aggregate cost of up to $35.0 million. During the years ended December 31, 2019 and 2018, the Company repurchased 645,778 and 240,000 shares, respectively, of its Class A Common Stock for approximately $15.4 million and $7.6 million, respectively. There were no share repurchases during the year ended December 31, 2020 subject to the dollar cap on repurchases. As of December 31, 2020, subject to the dollar cap on repurchases, 49,903 shares of the Company’s Class A or Class B Common Stock remained available to be repurchased under the Company’s share repurchase program.

Cash Tender Offer

In April 2018, the Company completed a cash tender offer pursuant to which the Company purchased and retired 1,297,297 shares of its Class A Common Stock at a purchase price of $46.25 per share for an aggregate purchase price of approximately $60.1 million, inclusive of acquisition costs. As of April 19, 2018, the shares purchased in the tender offer represented approximately 7.6% of the total number of outstanding shares of the Company’s Class A Common Stock and 6.3% of the Company total issued and outstanding equity (which includes the issued and outstanding shares of the Company’s Class B Common Stock).

Restricted Stock and Stock Option Plans

The Company’s Amended and Restated 2014 Incentive Plan, as amended (the “2014 Plan”), allows for the issuance of restricted stock awards of the Company Class A Common Stock and Class B Common Stock, the grant of options to purchase shares of the Company’s Class A Common Stock and Class B Common Stock, and the grant of performance-based cash awards.

The 2014 Plan permits the issuance of awards for up to 660,000 shares of the Company’s Class A Common Stock and up to 2,140,000 shares of the Company’s Class B Common Stock. Awards for up to 75,054 shares of Class A Common Stock remained available for grant under the 2014 Plan as of December 31, 2020.

Vesting terms of awards granted under the 2014 Plan is established by the Compensation Committee of BVH’s board of directors in connection with each grant of restricted stock awards or stock options. The maximum term of incentive and non-qualifying stock options issuable under the 2014 Plan is ten years.

In contemplation of the spin-off of BBX Capital, BVH’s Compensation Committee approved the acceleration of vesting of 488,503 and 528,484 of unvested restricted Class A and Class B Common Stock awards, respectively, that were previously granted by BVH, all of which were held by BVH’s executive officers. In connection with such vesting acceleration in August 2020, BVH recognized compensation expense during 2020 of approximately $19.8 million (which represented the unrecognized compensation expenses associated with the restricted stock awards as of June 30, 2020). The fair value of the restricted stock awards that vested were $16.7 million based on the fair value of BVH’s common stock on the vesting date. There were no restricted stock awards or stock options outstanding as of December 31, 2020, and while future grants are at the discretion of BVH’s compensation committee, it is not currently contemplated that BVH will grant equity-based compensation in the near future.

The Company also previously maintained a 2005 Restricted Stock and Option Plan and 2014 Stock Incentive Plan. The 2005 Restricted Stock and Option Plan was terminated during 2018 when the last option previously granted under the plan was exercised, and the 2014 Stock Incentive Plan was terminated during 2019 when the final stock-based award previously granted under the plan vested.

Restricted Stock Activity

The table below sets forth information regarding the Company’s unvested restricted stock award activity for the year ended December 31, 2020:

		Weighted
	Unvested	Average
	Restricted	Grant Date
	Stock	Fair Value
Unvested balance outstanding, beginning of period	528,484	$32.65
Granted	488,503	20.95
Vested	(1,016,987)	27.04
Forfeited	-	-
Unvested balance outstanding, end of period	-	$-
Available for grant at December 31, 2020	75,054

The table below sets forth information regarding the restricted stock awards granted during the years ended December 31, 2020, 2019 and 2018:

			Per Share
			Weighted Average
		Number of	Grant Date	Requisite	Vesting
Plan Name	Grant Date	Awards Granted	Fair Value	Service Period (2)	Date (1)
BBX Capital Corporation 2014 Incentive Plan	1/9/2018	297,410	43.50	4 years	Annually each October
BBX Capital Corporation 2014 Incentive Plan	1/8/2019	384,795	30.60	4 years	Annually each October
BBX Capital Corporation 2014 Incentive Plan	1/21/2020	488,503	20.95	4 years	Annually each October

(1)Vesting of outstanding awards granted during the years ended December 31, 2020, 2019 and 2018 was accelerated in contemplation of the spin-off.

(2)Prior to acceleration in connection with the September 30, 2020 spin-off, the awards vest ratably in annual installments over the requisite service period.

In October 2019, award recipients surrendered a total of 44,570 shares of Class A Common Stock and 149,671 shares of Class B Common Stock to the Company to satisfy the $4.5 million tax withholding obligation associated with the vesting of 493,623 restricted shares. The Company retired the surrendered shares.

The fair value of the Company’s restricted stock awards that vested during the years ended December 31, 2020, 2019, and 2018, was $16.7 million, $11.5 million, and $24.0 million, respectively, based on the fair value of its common stock on the applicable vesting dates.

The Company recognized restricted stock compensation expense included in selling general and administrative expenses in the Company’s statements of operations and comprehensive income related to its restricted stock awards of approximately $25.4 million, $11.4 million, and $12.9 million during the years ended December 31, 2020, 2019, and 2018, respectively. There were no tax benefits recognized on restricted stock compensation expense for these awards.

Stock Option Activity

There were no options granted to employees or non-employee directors during each of the years in the three-year period ended December 31, 2020.

During the year ended December 31, 2018, the Company received net proceeds of approximately $245,000, upon the exercise of stock options, and the total intrinsic value of exercised options during 2018 was $6,000. There were no stock options issued or outstanding during the year ended December 31, 2020.

Redeemable 5% Cumulative Preferred Stock

The Company’s shares of mandatorily redeemable 5% Cumulative Preferred Stock were redeemable at the Company’s option at a redemption price of $1,000 per share and were classified as a liability in the Company’s consolidated balance sheets while such shares were outstanding due to the mandatory redemption feature.

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

For the years ended December 31, 2019 and 2018, the Company recorded interest expense related to the 5% Cumulative Preferred Stock of $1.0 million and $1.1 million, respectively, in the Company consolidated statements of operations and comprehensive income.

15. Employee Benefit Plans and Incentive Compensation Programs

The Company’s Employee Retirement Plans are Internal Revenue Code Section 401(k) Retirement Savings Plans. Generally, all U.S.-based employees at least 21 years of age with at least three months of employment are eligible to participate in the Company’s 401(k) plans. The Company’s 401(k) plan provides for an annual employer matching contribution equal to 100% of each participant’s contributions not exceeding 3% of each participant’s compensation, plus 50% of the participant’s contributions in excess of 3% but not in excess of 5% of the participant’s compensation. Further, Bluegreen may make additional discretionary matching contributions to its plan not to exceed 4% of each participant’s compensation. For the years ended December 31, 2020, 2019 and 2018, the Company recorded expense for contributions to the 401(k) plans totaling $5.7 million, $5.9 million and $5.3 million, respectively.

16. Related Party Transactions

BVH may be deemed to be controlled by Alan B. Levan, Chairman, Chief Executive Officer and President of BVH and Bluegreen, John E. Abdo, Vice Chairman of BVH and Bluegreen, Jarett S. Levan, a director of BVH and Bluegreen and former President of BVH, and Seth M. Wise, a director of Bluegreen and former director and Executive Vice President of BVH. Together, they may be deemed to beneficially own shares of BVH’s Class A Common Stock and Class B Common Stock representing approximately 79% of BVH’s total voting power. In addition, Raymond S. Lopez, BVH’s Executive Vice President and Chief Financial Officer, also serves as Bluegreen’s Chief Financial Officer and Chief Operating Officer. Mr. Alan Levan, Mr. Abdo and Mr. Lopez receive a significant portion of their compensation from Bluegreen. Further, following the spin-off, Mr. Jarett Levan became the Chief Executive Officer and President and a director of BBX Capital, Mr. Alan Levan became the Chairman of the Board of BBX Capital, Mr. John E. Abdo became Vice Chairman of BBX Capital and Seth M. Wise became Vice President and director of BBX Capital.

BVH indirectly through Woodbridge, a wholly-owned subsidiary of BVH, owns approximately 93% of Bluegreen’s outstanding common stock.

Bluegreen paid or reimbursed BVH $1.5 million, $1.7 million and $1.6 million during 2020, 2019, and 2018, respectively, for management advisory, risk management, administrative and other services. BVH paid or reimbursed

Bluegreen $0.2 million, $0.2 million and $0.4 million for other shared services during 2020, 2019, and 2018, respectively. As of December 31, 2019, $0.1 million was due to Bluegreen from BVH for these services. No amounts were due to Bluegreen from BVH for these services as of December 31, 2020.

In April 2015, pursuant to a Loan Agreement and Promissory Note, a wholly-owned subsidiary of Bluegreen provided an $80.0 million loan to BVH. Amounts outstanding bore interest at a rate of 6% per annum until April 17, 2020, at which time the interest rate was decreased to 4% per annum. Interest only payments were required on a quarterly basis, with all outstanding months becoming due and payable at maturity. In March 2020, the Loan Agreement and Promissory Note was amended to extend the maturity date from April 17, 2020 to April 17, 2021. During the years ended December 31, 2020, 2019 and 2018, BVH recognized $2.5 million, $4.8 million, and $4.8 million, respectively, of interest expense on the loan from Bluegreen. The loan balance and related interest expense were eliminated in consolidation in the Company’s consolidated financial statements. During August 2020, Bluegreen paid a special cash dividend of $1.19 per share on its common stock. BVH utilized its proceeds from the special cash dividend to repay the loan in full.

During 2015, BVH, Woodbridge, Bluegreen, BBX Capital, and their respective subsidiaries entered into an Agreement to Allocate Consolidated Income Tax Liability and Benefits pursuant to which, among other customary terms and conditions, the parties agreed to file consolidated federal tax returns. Pursuant to the Agreement, the parties calculate their respective income tax liabilities and attributes as if each of them were a separate filer. If any tax attributes are used by another party to the Agreement to offset its tax liability, the party providing the benefit will receive an amount for the tax benefits realized. During the years ended December 31, 2020, 2019, and 2018, Bluegreen paid BVH $0, $13.0 million, and $23.1 million, respectively, and in 2020 BVH provided a $8.0 million refund to Bluegreen, pursuant to this agreement. These amounts are eliminated in consolidation in the Company’s consolidated financial statements. The Agreement was terminated with respect to the subsidiaries of BVH other than Woodbridge and Bluegreen in connection with BVH’s spin-off of BBX Capital on September 30, 2020.

In connection with its spin-off, BVH issued a $75.0 million note payable to BBX Capital. See Note 10 for a description of the of terms of BVH’s note payable to BBX Capital.

In connection with the spin-off, BVH also entered into a Transition Services Agreement, Tax Matters Agreement and Employee Matters Agreement with BBX Capital.

The Transition Services Agreement generally sets out the respective rights, responsibilities and obligations of BVH and BBX Capital with respect to the support services to be provided to one another after the spin-off, as may be necessary to ensure an orderly transition. The Transition Services Agreement establishes a baseline charge for certain categories or components of services to be provided, which will be at cost unless the parties mutually agree to a different charge. The Transition Services Agreement was effective on September 30, 2020 and will continue for a minimum term of one year, provided that after that year, BVH or BBX Capital may terminate the Transition Services Agreement with respect to any or all services provided thereunder at any time upon thirty days prior written notice to the other party. Either party may renew or extend the term of the Transition Services Agreement with respect to the provision of any service which has not been previously terminated. During the year ended December 31, 2020, BBX Capital reimbursed BVH $0.3 million under this agreement.

The Tax Matters Agreement generally sets out the respective rights, responsibilities, and obligations of BVH and BBX Capital with respect to taxes (including taxes arising in the ordinary course of business and taxes incurred as a result of the spin-off), tax attributes, tax returns, tax contests, and certain other related tax matters. The Tax Matters Agreement allocates responsibility for the preparation and filing of certain tax returns (and the payment of taxes reflected thereon). Under the Tax Matters Agreement, BVH will generally be liable for its own taxes and taxes of all of its subsidiaries (other than the taxes of BBX Capital and its subsidiaries, for which BBX Capital shall be liable) for all tax periods (or portion thereof) ending on September 30, 2020, the effective date of the spin-off. BBX Capital will be responsible for its taxes, including for taxes of its subsidiaries, as well as for taxes of BVH arising as a result of the spin-off (including any taxes resulting from an election under Section 336(e) of the Internal Revenue Code of 1986, as amended (the “Code”) in connection with the spin-off). BBX Capital, Inc. will bear liability for any transfer taxes incurred in the spin-off. Each of BVH and BBX Capital will indemnify each other against any taxes to the extent paid by one party but allocated to the other party under the Tax Matters Agreement, or arising from any breach of its covenants thereunder, and related out-of-pocket costs and expenses.

The Employee Matters Agreement sets out the respective rights, responsibilities, and obligations of BVH and BBX Capital with respect to the transfer of certain employees of the businesses of BBX Capital and related matters, including benefit plans, terms of employment, retirement plans and other employment-related matters. Under the Employee Matters Agreement, BBX Capital or its subsidiaries will generally assume or retain responsibility as employer of employees whose duties primarily relate to their respective businesses as well as all obligations and liabilities with respect thereto. During the year ended December 31, 2020, BVH paid BBX Capital $0.1 million under this agreement.

During each of the years ended December 31, 2020, 2019 and 2018, BVH paid Abdo Companies, Inc. approximately $230,000, $306,000, and $306,000, respectively, in exchange for certain management services. John E. Abdo, the Company’s Vice Chairman, is the principal shareholder and Chief Executive Officer of Abdo Companies, Inc.

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

Prior to BVH’s spin-off of BBX Capital on September 30, 2020, BVH’s reportable segments were: Bluegreen, BBX Capital Real Estate, BBX Sweet Holdings, and Renin. However, as a result of the spin-off of BBX Capital, BVH is a Bluegreen holding company and BVH’s CODM, who is also Bluegreen’s CODM, has determined that he will manage BVH’s operations in a manner consistent with how he manages Bluegreen’s operations. As a result, the Company’s results of operations are reported through two reportable segments: (i) Sales of VOIs and financing; and (ii) Resort operations and club management.

The sales of VOIs and financing segment includes Bluegreen’s marketing and sales activities related to the VOIs that Bluegreen owns, Bluegreen’s VOIs they acquire under just-in-time and secondary market inventory arrangements, Bluegreen’s sales of VOIs through fee-for-service arrangements with third-party developers, Bluegreen’s consumer financing activities in connection with sales of VOIs that Bluegreen owns, and Bluegreen’s title services operations through a wholly-owned subsidiary.

The Resort operations and club management segment includes Bluegreen’s provision of management services activities for Bluegreen’s Vacation Club and for a majority of the HOAs of the resorts within Bluegreen’s Vacation Club. In connection with those services, Bluegreen also provides club reservation services, services to owners and billing and collections services to the Bluegreen Vacation Club and certain HOAs. Additionally, this segment includes revenue from Bluegreen’s Traveler Plus program, food and beverage and other retail operations, Bluegreen’s rental services activities, and management of construction activities for certain of Bluegreen’s fee-based developer clients.

The amount set forth in the column “Bluegreen Corporate and Other” and in the column entitled “BVH Corporate” are general and administrative expenses that consist primarily of costs associated with administering the various support functions at its corporate headquarters, including executive compensation, legal, accounting, human resources, investor relations, and executive offices including corporate overhead for discontinued operations. Included in BVH Corporate selling and general administrative expenses are spin-off related costs associated with the acceleration of the vesting of unvested restricted stock awards and payments to settle BVH’s long-term incentive program for 2020 which in the aggregate resulted in $31.3 million of compensation expense for the year ended December 31, 2020.

The information provided for segment reporting is obtained from internal reports utilized by management. The presentation and allocation of results of operations may not reflect the actual economic costs of the segments as standalone businesses. Due to the nature of the Company’s business, assets are not allocated to a particular segment, and therefore management does not evaluate the balance sheet by segment. If a different basis of allocation were utilized, the relative contributions of the segments might differ but the relative trends in the segments’ operating results would, in management’s view, likely not be impacted.

The table below sets forth the Company’s segment information for the year ended December 31, 2020 (in thousands):

	Sales of VOIs and financing	Resort operations and club management	Bluegreen Corporate and other	BVH Corporate	Elimination	Total
Revenue:
Sales of VOIs	$173,997	$—	$—	$—	$—	$173,997
Fee-based sales commission revenue	89,965	—	—	—	—	89,965
Other fee-based services revenue	7,568	104,255	—	—	—	111,823
Cost reimbursements	—	64,305	—	—	—	64,305
Mortgage servicing revenue	5,873	—	—	—	(5,873)	—
Interest income	77,538	—	3,484	883	(2,524)	79,381
Other income, net	—	—	—	—	—	—
Total revenue	354,941	168,560	3,484	883	(8,397)	519,471

Costs and expenses:
Cost of VOIs sold	13,597	—	—	—	—	13,597
Net carrying cost of VOI inventory	34,626	—	—	—	(34,626)	—
Cost of other fee-based services	3,823	40,985	—	—	34,626	79,434
Cost reimbursements	—	64,305	—	—	—	64,305
Selling, general and administrative expenses	244,755	—	68,165	59,310	(1,295)	370,935
Mortgage servicing expense	4,578	—	—	—	(4,578)	—
Interest expense	16,950	—	15,030	7,339	(2,524)	36,795
Total costs and expenses	318,329	105,290	83,195	66,649	(8,397)	565,066
Other expense, net	942	30	370	(163)	—	1,179
Income (loss) before non-controlling interest
and provision for income taxes	$35,670	$63,240	$(80,081)	$(65,603)	$—	$(46,774)

Add: Depreciation and amortization	5,852	796
Add: Severance	4,445	1,369
Add: Loss on assets held for sale	942	30
Segment Adjusted EBITDA (1)	$46,909	$65,435

(1)See Management’s Discussion and Analysis of Financial Condition and Results of Operations for information regarding Adjusted EBITDA, including the definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income.

The table below sets forth the Company’s segment information for the year ended December 31, 2019 (in thousands):

	Sales of VOIs and financing	Resort operations and club management	Bluegreen Corporate and other	BVH Corporate		Elimination	Total
Revenue:
Sales of VOIs	$255,375	$—	$—	$—		$—	$255,375
Fee-based sales commission revenue	207,832	—	—	—		—	207,832
Other fee-based services revenue	14,246	110,998	—	—		—	125,244
Cost reimbursements	—	63,889	—	—		—	63,889
Mortgage servicing revenue	6,223	—	—	—		(6,223)	—
Interest income	80,010	—	7,892	2,329		(4,800)	85,431
Other income, net	3,068	—	1,909	67		(4,977)	67
Total revenue	566,754	174,887	9,801	2,396		(16,000)	737,838

Costs and expenses:
Cost of VOIs sold	21,845	—	—	—		—	21,845
Net carrying cost of VOI inventory	23,816	—	—	—		(23,816)	—
Cost of other fee-based services	6,972	52,652	—	—		23,816	83,440
Cost reimbursements	—	63,889	—	—		—	63,889
Selling, general and administrative expenses	391,474	—	81,829	42,172		(947)	514,528
Mortgage servicing expense	5,276	—	—	—		(5,276)	—
Interest expense	20,503	—	19,035	10,627		(4,800)	45,365
Total costs and expenses	469,886	116,541	100,864	52,799	—	(11,023)	729,067
Other expense, net	—	5,887	—	(318)		(4,977)	592
Income (loss) before non-controlling interest
and provision for income taxes	$96,868	$52,459	$(91,063)	$(50,085)		$—	$8,179

Add: Depreciation and amortization	6,118	1,294
Add: Severance	1,416	238
Add: Bass Pro Settlement	39,121	—
Add: Loss on assets held for sale	58	5,887
Segment Adjusted EBITDA (1)	$143,581	$59,878

(1)See Management’s Discussion and Analysis of Financial Condition and Results of Operations for information regarding Adjusted EBITDA, including the definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income.

The table below sets forth the Company’s segment information for the year ended December 31, 2018 (in thousands):

	Sales of VOIs and financing	Resort operations and club management	Bluegreen Corporate and other	BVH Corporate	Elimination	Total
Revenue:
Sales of VOIs	$254,225	$—	$—	$—	$—	$254,225
Fee-based sales commission revenue	216,422	—	—	—	—	216,422
Other fee-based services revenue	12,205	105,819	—	—	—	118,024
Cost reimbursements	—	62,534	—	—	—	62,534
Mortgage servicing revenue	5,951	—	—	—	(5,951)	—
Interest income	79,377	—	6,537	1,967	(4,800)	83,081
Other income, net	—	—	—	16	—	16
Total revenue	568,180	168,353	6,537	1,983	(10,751)	734,302

Costs and expenses:
Cost of VOIs sold	23,813	—	—	—	—	23,813
Net carrying cost of VOI inventory	11,358	—	—	—	(11,358)	—
Cost of other fee-based services	4,591	54,019	—	—	11,358	69,968
Cost reimbursements	—	62,534	—	—	—	62,534
Selling, general and administrative expenses	338,462	—	79,687	45,935	254	464,338
Mortgage servicing expense	6,205	—	—	—	(6,205)	—
Interest expense	19,514	—	15,195	11,368	(4,800)	41,277
Total costs and expenses	403,943	116,553	94,882	57,303	(10,751)	661,930
Other income, net	—	—	1,201	213	—	1,414
Income (loss) before non-controlling interest
and provision for income taxes	$164,237	$51,800	$(87,144)	(55,107)	$—	$73,786

Add: Depreciation and amortization	6,335	1,719
Add: Severance	96	42
Segment Adjusted EBITDA (1)	$170,668	$53,561

(1) See Management’s Discussion and Analysis of Financial Condition and Results of Operations for information regarding Adjusted EBITDA, including the definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income.

18. (Loss) Earnings Per Share

The following table presents the calculation of the Company’s basic and diluted EPS:

	For The Years Ended December 31,
(in thousands, except per share data)	2020	2019	2018
Basic earnings per common share
Numerator:
Net (loss) income from continuing operations	$(44,406)	$654	$47,393
Less: income attributable to noncontrolling interests - continuing operations	8,186	14,636	20,956
Net income from continuing operations available to shareholders	$(52,592)	$(13,982)	$26,437
Discontinued operations
Net (loss) income from discontinued operations	(32,759)	31,449	8,400
Less: loss attributable to noncontrolling interests - discontinued operations	(4,822)	(224)	(265)
Net income from discontinued operations available to shareholders	(27,937)	31,673	8,665
Net (loss) income	$(80,529)	$17,691	$35,102

Denominator:
Basic - weighted average number of common share outstanding	18,661	18,526	19,060

Basic - weighted average number of common share outstanding	18,661	18,526	19,060
Dilutive effect of restricted stock awards	—	—	512
Diluted weighted average number of common shares outstanding	18,661	18,526	19,572

Basic (loss) earnings per share:
Continuing operations	$(2.82)	$(0.75)	$1.39
Discontinued operations	(1.50)	1.71	0.45
Basic (loss) earnings per share	$(4.32)	$0.96	$1.84

Diluted (loss) earnings per share:
Continuing operations	$(2.82)	$(0.75)	$1.35
Discontinued operations	(1.50)	1.71	0.44
Diluted (loss) earnings per share	$(4.32)	$0.96	$1.79

19. Selected Quarterly Financial Information (unaudited)

The following table sets forth the historical unaudited quarterly financial data for the periods indicated. The information for each of these periods has been prepared on the same basis as the audited consolidated financial statements and, in the Company’s opinion, reflects all adjustments necessary to present fairly the Company’s financial results. Operating results for previous periods do not necessarily indicate results that may be achieved in any future period.

	2020
	First	Second	Third	Fourth
(in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter	Year
Total revenue	$156,103	$67,893	$144,245	$151,230	$519,471
Total operating expenses	165,313	91,044	169,043	139,666	565,066
(Loss) income from continuing operations
before non-controlling interest and
provision for income taxes	(9,016)	(22,820)	(25,137)	10,199	(46,774)
(Loss) income from continuing operations	(7,563)	(24,513)	(25,338)	13,008	(44,406)
Discontinued operations	(23,252)	(12,138)	2,864	(233)	(32,759)
Net (loss) income	(30,815)	(36,651)	(22,474)	12,775	(77,165)
Basic and diluted (loss) earnings per share
from continuing operations	$(0.47)	$(1.34)	$(1.53)	$0.46	(2.82)
Basic and diluted (loss) earnings per share
from discontinued operations	$(1.08)	$(0.62)	$0.18	$(0.01)	(1.50)
Basic and diluted (loss) earnings per share	$(1.55)	$(1.96)	$(1.35)	$0.45	(4.32)
Basic Shares	18,298	18,298	18,731	19,318	18,661
Diluted Shares	18,298	18,298	18,731	19,318	18,661

	2019
	First	Second	Third	Fourth
(in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter	Year
Total revenue	$164,748	$189,589	$200,037	$183,464	$737,838
Total operating expenses	157,376	215,835	185,662	170,194	729,067
Income (loss) from continuing operations
before non-controlling interest and
provision for income taxes	7,508	(24,136)	16,579	8,228	8,179
Income (loss) from continuing operations	5,181	(18,538)	8,427	5,584	654
Discontinued operations	(543)	10,913	18,073	3,006	31,449
Net income (loss)	4,638	(7,625)	26,500	8,590	32,103
Basic earnings (loss) per share from
continuing operations	$0.11	$(1.21)	$0.23	$0.13	(0.75)
Diluted earnings (loss) per share from
continuing operations	$0.11	$(1.21)	$0.22	$0.13	(0.75)
Basic (loss) earnings per share from
discontinued operations	$(0.03)	$0.59	$0.98	$0.17	1.71
Diluted (loss) earnings per share from
discontinued operations	$(0.03)	$0.59	$0.97	$0.17	1.71
Basic earnings per share	$0.08	$(0.62)	$1.21	$0.30	0.96
Diluted earnings per share	$0.08	$(0.62)	$1.19	$0.30	0.96

20. Discontinued Operations

As previously described in Note 1, on September 30, 2020, BVH completed the spin-off its formerly wholly owned subsidiary, BBX Capital. BVH continues to hold its investment in Bluegreen, and BBX Capital became a separate public company as a result of the spin-off and holds all of the other businesses and investments previously owned by BVH, including BBX Capital Real Estate, BBX Sweet Holdings, and Renin. BVH no longer holds any interest in BBX Capital.

BBX Capital and its subsidiaries’ operations are presented as discontinued operations in the Company’s financial statements.

The carrying amount of major classes of assets and liabilities included as part of discontinued operations is as follows (in thousands):

	December 31,
	2020	2019
Assets
Cash and cash equivalents	$—	$20,758
Restricted cash	—	370
Trade inventory	—	22,843
Real estate	—	65,818
Investments in and advances to unconsolidated real estate joint ventures	—	57,330
Property and equipment, net	—	29,836
Goodwill	—	37,248
Intangible assets, net	—	6,671
Operating lease assets	—	87,854
Deferred income taxes	—	2,297
Other assets	—	29,836
Discontinued operations total assets	$—	$360,861

Liabilities
Accounts payable	$—	$9,294
Other liabilities	—	21,043
Notes payable and other borrowings	—	42,571
Operating lease liabilities	—	100,473
Discontinued operations total liabilities	—	173,381

The major components of loss from discontinued operations are as follows (in thousands):

	For the Year Ended December 31,
	2020	2019	2018
Revenues:
Trade sales	$99,628	$186,337	$179,486
Sales of real estate inventory	14,248	5,049	21,771
Interest income	586	894	2,420
Net gains on sales of real estate assets	130	13,616	4,578
Other revenue	2,398	3,136	3,356
Total revenues	116,990	209,032	211,611
Costs and Expenses:
Cost of trade sales	80,154	127,720	125,640
Cost of real estate inventory sold	9,473	2,643	14,116
Interest expense	—	417	798
Recoveries from loan losses, net	(5,844)	(5,428)	(8,653)
Impairment losses	31,588	6,937	4,718
Selling, general and administrative expenses	40,342	74,658	75,887
Total costs and expenses	155,713	206,947	212,506
Equity in net earnings (losses) of unconsolidated real estate joint ventures	50	37,898	14,193
Foreign exchanges gain (loss)	214	(75)	68
Loss on the deconsolidation of IT'SUGAR, LLC	(3,326)	—	—
Other income	192	674	280
(Loss) income from discontinued operations before income taxes	$(41,593)	$40,582	$13,646

The major components of the statement of cash flows from discontinued operations are as follows (in thousands):

	For the Year Ended December 31,
	2020	2019	2018
Operating activities:
Net (loss) income	$(32,759)	$31,449	$8,400
Adjustment to reconcile net (loss) income to net cash
(used in) provided by operating activities:
Recoveries from loan losses, net	(5,844)	(5,428)	(8,653)
Depreciation, amortization and accretion, net	5,468	8,008	8,322
Net gains on sales of real estate and property and equipment	(130)	(13,305)	(4,563)
Equity earnings of unconsolidated real estate joint ventures	(49)	(37,898)	(14,194)
Return on investment in unconsolidated real estate joint ventures	3,933	39,043	17,679
Loss from the deconsolidation of IT'SUGAR, LLC	3,326	—	—
(Increase) decrease in deferred income tax asset	(8,834)	(9,133)	(5,246)
Impairment losses	31,588	6,938	4,718
Increase in trade inventory	(279)	(2,733)	3,882
(Increase) decrease in trade receivables	(2,336)	5,190	(2,323)
Decrease (increase) in real estate inventory	925	(7,445)	12,001
Net change in operating lease assets and liabilities	(964)	—	—
(Increase) decrease in other assets	(1,388)	6,817	2,197
(Decrease) increase in other liabilities	6,512	3,826	(436)
Net cash (used in) provided by operating activities	$(831)	$25,329	$21,784
Investing activities:
Return of investment in unconsolidated real estate joint ventures	4,631	31,442	12,080
Investments in unconsolidated real estate joint ventures	(14,009)	(25,179)	(29,187)
Proceeds from repayment of loans receivable	5,960	6,339	19,394
Proceeds from sales of real estate	2,151	23,512	17,431
Proceeds from sales of property and equipment	—	11,762	569
Additions to real estate	(70)	(600)	(1,221)
Purchases of property and equipment	(4,032)	(11,091)	(12,796)
Decrease in cash from other investing activities	(1,065)	(222)	(4,696)
Net cash (used in) provided by investing activities	$(6,434)	$35,963	$1,574

21. Subsequent Events

Subsequent events have been evaluated through the date the financial statements were available to be issued. As of such date, other than described herein, there were no subsequent events identified that required recognition or disclosure.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) to make known material information concerning the Company, including its subsidiaries, to those officers who certify our financial reports and to other members of our senior management. As of December 31, 2020, our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a- 15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of December 31, 2020, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework – 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Grant Thornton LLP, our independent registered public accounting firm, has audited our internal control over financial reporting as of December 31, 2020 and has issued an attestation report on our internal control over financial reporting, which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Bluegreen Vacations Holding Corporation

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Bluegreen Vacations Holding Corporation (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2020, and our report dated March 1, 2021 expressed an unqualified opinion on those financial statements.

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

March 1, 2021

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be provided by incorporating such information by reference to our definitive proxy statement for our 2021 Annual Meeting of Shareholders if filed with the SEC within 120 days after December 31, 2020.

Item 11. Executive Compensation

The information required by this item will be provided by incorporating such information by reference to our definitive proxy statement for our 2021 Annual Meeting of Shareholders if filed with the SEC within 120 days after December 31, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See Part II Item 5 for information regarding compensation plans under which our equity securities are authorized for issuance. The other information required by this item will be provided by incorporating such information by reference to our definitive proxy statement for our 2021 Annual Meeting of Shareholders if filed with the SEC within 120 days after December 31, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be provided by incorporating such information by reference to our definitive proxy statement for our 2021 Annual Meeting of Shareholders if filed with the SEC within 120 days after December 31, 2020.

Item 14. Principal Accountant Fees and Services

The information required by this item will be provided by incorporating such information by reference to our definitive proxy statement for our 2021 Annual Meeting of Shareholders if filed with the SEC within 120 days after December 31, 2020.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

1.	All financial statements. See Index to Consolidated Financial Statements on page 89 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules. None required.

3.

Exhibits. The following exhibits are either filed as part of or furnished with this Annual Report on Form 10-K or are incorporated herein by reference to documents previously filed, as indicated below.

Exhibit
Number	Description	Reference
3.1	Amended and Restated Articles of Incorporation, effective October 8, 1997	Exhibit 3.1 of Registrant’s Registration Statement on Form 8-A filed October 16, 1997
3.2	Amendment to the Amended and Restated Articles of Incorporation, effective June 18, 2002	Exhibit 4 of Registrant’s Current Report on Form 8-K filed June 27, 2002
3.3	Amendment to the Amended and Restated Articles of Incorporation, effective April 15, 2003	Appendix B of Registrant’s Definitive Proxy Statement on Schedule 14A filed April 18, 2003
3.4	Amendment to the Amended and Restated Articles of Incorporation, effective February 7, 2005	Appendix A of Registrant’s Definitive Information Statement on Schedule 14C filed January 18, 2005
3.5	Amendment to the Amended and Restated Articles of Incorporation, effective June 22, 2004, as amended on December 17, 2008	Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed December 18, 2008
3.6	Amendment to the Amended and Restated Articles of Incorporation, effective May 19, 2009	Appendix A of Registrant’s Definitive Proxy Statement on Schedule 14A filed April 29, 2009
3.7	Amendment to the Amended and Restated Articles of Incorporation, effective September 21, 2009	Annex D of the Joint Proxy Statement/Prospectus that forms a part of Amendment No. 1 to Registrant’s Registration Statement on Form S-4 filed August 14, 2009
3.8	Amendment to the Amended and Restated Articles of Incorporation, effective September 21, 2009	Exhibit 3.8 of Registrant’s Current Report on Form 8-K filed September 25, 2009
3.9	Amendment to the Amended and Restated Articles of Incorporation, effective December 19, 2013	Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed December 23, 2013
3.10	Amendment to the Amended and Restated Articles of Incorporation, effective January 30, 2017	Exhibit A of the Registrant’s Definitive Information Statement on Schedule 14C filed January 9, 2017
3.11	Articles of Amendment of the Company’s Amended and Restated Articles of Incorporation, as amended, effective July 22, 2020	Exhibit 3.1 of Registrant’s Current Report of Form 8-K filed on July 22, 2020
3.12	Articles of Amendment to the Amended and Restated Articles of Incorporation of BBX Capital Corporation	Exhibit 3.1 of Registrant’s Current Report of Form 8-K filed on October 2, 2020
3.13	Bylaws, as amended	Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed February 12, 2015
4.1	Specimen Class A Common Stock Certificate	Exhibit 4.1 of Registrant's Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 15, 2017
4.2	Specimen Class B Common Stock Certificate	Exhibit 4.2 of Registrant's Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 15, 2017
4.3	Rights Agreement, dated as of June 17, 2020, between the Bluegreen Vacations Holding Corporation and American Stock Transfer & Trust Company, LLC, as Rights Agent	Exhibit 4.1 of Registrant’s Current Report of Form 8-K filed on June 18, 2020
4.4	Description of Registrant’s Securities	Filed with this report
10.1	Amended and Restated BBX Capital 2014 Incentive Plan, as amended	Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 15, 2019
10.7	Employment agreement of Alan B. Levan	Exhibit 10.1 of Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed on November 14, 2012
10.8	Employment agreement of John E. Abdo	Exhibit 10.2 of Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed on November 14, 2012
10.11	Employment agreement of Ray S. Lopez	Exhibit 10.1 of Registrants Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed on May 8, 2015
10.17	Tax Sharing Agreement dated as of May 8, 2015, by and among BFC Financial Corporation, BBX Capital and Bluegreen	Exhibit 10.2 of Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed on May 8, 2015
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
10.48

Fourth Amended and Restated Revolving Promissory Note (Hypothecation Facility) dated September 28, 2017, by and among Bluegreen / Big Cedar Vacations, LLC, as Borrower, and ZB, N.A. dba National Bank of Arizona, as Lender

Exhibit 10.1 of Registrant's Current Report on Form 8-K filed on October 4, 2017
10.481

Fifth Amended and Restated Revolving Promissory Note (Hypothecation Facility) dated September 28, 2017, by and among Bluegreen / Big Cedar Vacations, LLC, as Borrower, and ZB, N.A. dba National Bank of Arizona, as Lender

Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on October 1, 2020
10.49

Second Amended and Restated Loan and Security Agreement (Hypothecation Facility) dated September 28, 2017, by and among Bluegreen / Big Cedar Vacations, LLC, as Borrower, and ZB, N.A. dba National Bank of Arizona, as Lender

Exhibit 10.2 of Registrant's Current Report on Form 8-K filed on October 4, 2017
10.491

Third Amended and Restated Loan and Security Agreement (Hypothecation Facility) dated September 25, 2020, by and among Bluegreen / Big Cedar Vacations, LLC, as Borrower, and ZB, N.A. dba National Bank of Arizona, as Lender

Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on October 1, 2020
10.50

Second Amended and Restated Promissory Note (Inventory Loan) dated September 28, 2017, by and among Bluegreen / Big Cedar Vacations, LLC, as Borrower, and ZB, N.A. dba National Bank of Arizona, as Lender

Exhibit 10.3 of Registrant's Current Report on Form 8-K filed on October 4, 2017
10.51

Second Amended and Restated Loan Agreement (Inventory Loan) dated September 28, 2017, by and among Bluegreen / Big Cedar Vacations, LLC, as Borrower, and ZB, N.A. dba National Bank of Arizona, as Lender

Exhibit 10.4 of Registrant's Current Report on Form 8-K filed on October 4, 2017
10.52

Full Guaranty (Hypothecation Facility) dated September 30, 2010, by Bluegreen Corporation, as Guarantor, in favor of National Bank of Arizona, as Lender (incorporated by reference to Exhibit 10.102 to Bluegreen’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the SEC on November 10, 2010)

Exhibit 10.6 of Registrant's Current Report on Form 8-K filed on October 4, 2017
10.53

Guarantor Consent and Ratification and Confirmation of and Amendment to Full Guaranty (Hypothecation Facility) dated September 28, 2017, by Bluegreen Vacations Corporation, as Guarantor, in favor of Z.B., National Bank of Arizona, as Lender

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

Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on March 16, 2018
10.70	Second Amended and Restated Receivables Loan Note, dated as of March 12, 2018, by Bluegreen Vacations Corporation in favor of Liberty Bank	Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on March 16, 2018

10.701	The First Amendment to Second Amended and Restated Receivables Loan Agreement effective June 30, 2020 by Bluegreen Vacations Corporation in favor of Liberty Bank	Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on July 2, 2020
10.702	Third Amended and Restated Receivables Loan Note effective June 30, 2020 by Bluegreen Vacations Corporation in favor of Liberty Bank	Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on July 2, 2020
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
10.871

Lenders’ letter confirming the termination of the Loan and Security Agreement dated March 6, 2018, with Iberiabank, as administrative agent and a lender, as amended by the Loan Extension and Modification Agreement, dated July 17, 2019

Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 2, 2020
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

Exhibit 10.7 of Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 filed on August 7, 2019
10.95	Separation and Distribution Agreement, dated September 25, 2020, between BBX Capital Corporation and BBX Capital Florida LLC	Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on September 29, 2020
10.96	Tax Matters Agreement, dated September 25, 2020, between BBX Capital Corporation and BBX Capital Florida LLC	Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on September 29, 2020
10.97	Employee Matters Agreement, dated September 25, 2020, between BBX Capital Corporation and BBX Capital Florida LLC	Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed on September 29, 2020
10.98	Transition Services Agreement dated September 25, 2020, between BBX Capital Corporation and BBX Capital Florida LLC	Exhibit 10.4 of Registrant’s Current Report on Form 8-K filed on September 29, 2020
10.99	$75.0 million promissory note dated September 30, 2020 issued by Bluegreen Vacations Holding Corporation in favor of BBX Capital, Inc.	Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on October 1, 2020
10.100

Indenture, dated as of October 8, 2020, among BXG Receivables Note Trust 2020-A, as Issuer, Bluegreen Vacations Corporation, as Servicer, Vacation Trust, Inc., as Club Trustee, Concord Servicing Corporation, as Backup Servicer, and U.S. Bank National Association, as Indenture Trustee, Paying Agent and Custodian.

Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on October 14, 2020
10.101	Sale Agreement, dated as of October 8, 2020, by and between BRFC 2020-A LLC, as Depositor, and BXG Receivables Note Trust 2020-A, as Issuer.	Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on October 14, 2020
10.102	Transfer Agreement, dated as of October 8, 2020, by and among Bluegreen Vacations Corporation, BXG Timeshare Trust I, as Seller, and BRFC 2020-A LLC, as Depositor.	Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed on October 14, 2020
10.103	Purchase and Contribution Agreement, dated as of October 8, 2020, by and between Bluegreen Vacations Corporation, as Seller, and BRFC 2020-A LLC, as Depositor.	Exhibit 10.4 of Registrant’s Current Report on Form 8-K filed on October 14, 2020
10.104	BXG Receivables Note Trust 2020-A, Standard Definitions.	Exhibit 10.5 of Registrant’s Current Report on Form 8-K filed on October 14, 2020
10.105

Ninth Commitment Amendment to Loan Sale and Servicing Agreement, effective as of March 16, 2020, by and among BRFC-Q 2010 LLC, as seller, Quorum Federal Credit Union, as buyer, Vacation Trust, Inc., as Club Trustee, U.S. Bank National Association, as custodian and paying agent, Bluegreen Corporation, as servicer, and Concord Servicing Corporation, as backup servicer referenced therein, dated as of March 16, 2020

Filed with this report
10.106

Ninth Commitment Amendment to Loan Sale and Servicing Agreement, effective as of March 17, 2020, by and among BBCV Receivables-Q 2010 LLC, as seller, Quorum Federal Credit Union, as buyer, Vacation Trust, Inc., as Club Trustee, U.S. Bank National Association, as custodian and paying agent, Bluegreen Corporation, as servicer, and Concord Servicing Corporation, as backup servicer referenced therein, dated March 17, 2020

Filed with this report

10.107

Tenth Commitment Amendment to Loan Sale and Servicing Agreement, effective as of December 18, 2020, by and among BBCV Receivables-Q 2010 LLC, as seller, Quorum Federal Credit Union, as buyer, Vacation Trust, Inc., as Club Trustee, U.S. Bank National Association, as custodian and paying agent, Bluegreen Corporation, as servicer, and Concord Servicing Corporation, as backup servicer referenced therein, December 18, 2020

Filed with this report
10.108	Transfer Agreement by and among Bluegreen Corporation, BXG Timeshare Trust I, as Seller, and BRFC 2013-A LLC, as Depositor, dated as of September 15, 2013	Filed with this report
10.109

Fourth Amendment to Amended and Restated Loan and Security Agreement dated October 19, 2017, by and among Bluegreen Vacations Corporation fka Bluegreen Corporation, as Borrower, and Pacific Western Bank, as successor-by-merger to CapitalSource Bank, as lender referenced therein, dated October 19, 2017

Filed with this report
10.110

Fifth Amendment to Amended and Restated Loan and Security Agreement dated August 15, 2018, by and among Bluegreen Vacations Corporation fka Bluegreen Corporation, as Borrower, and Pacific Western Bank, as successor-by-merger to CapitalSource Bank, as lender referenced therein, dated August 15, 2018

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

BLUEGREEN VACATIONS HOLDING CORPORATION

March 1, 2021	By: /s/ Alan B. Levan
Alan B. Levan
Chairman of the Board of Directors, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alan B. Levan		March 1, 2021
Alan B. Levan	Chairman of the Board of Directors, Chief Executive Officer and President

/s/ Raymond S. Lopez		March 1, 2021
Raymond S. Lopez	Chief Financial Officer

/s/ John E. Abdo		March 1, 2021
John E. Abdo	Vice Chairman of the Board of Directors

/s/ Jarrett S. Levan		March 1, 2021
Jarett S. Levan	Director

/s/ Lawrence A. Cirillo		March 1, 2021
Lawrence A. Cirillo	Director

/s/ Darwin Dornbush		March 1, 2021
Darwin Dornbush	Director

/s/Joel Levy		March 1, 2021
Joel Levy	Director

/s/ William Nicholson		March 1, 2021
William Nicholson	Director