Form 10-K/A
period 2020-12-31
Bluegreen Vacations Holding Corp
filed 2021-04-30
CIK 315858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 0-09071

BLUEGREEN VACATIONS HOLDING CORPORATION

(Exact name of registrant as specified in its charter)

Florida	59-2022148
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4960 Conference Way North, Suite 100, Boca Raton, Florida 33431

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (561) 912-8000

Securities Registered Pursuant to Section 12(b) of the Act of 1934:

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2020, the last day of trading of the registrant’s most recently completed second fiscal quarter, was $153.9 million (based on the closing sale price of the common stock on that date on the New York Stock Exchange).

The number of shares outstanding of each of the registrant’s classis of common stock as of April 28, 2021 is as follows:

Class A Common Stock of $.01 par value, 15,624,123 shares outstanding

Class B Common Stock of $.01 par value, 3,693,564 shares outstanding

DOCUMENTS INCORPORATED BY REFERENCE

None.

BLUEGREEN VACATIONS HOLDING CORPORATION

FORM 10-K/A TABLE OF CONTENTS

YEAR ENDED DECEMBER 31, 2020

EXPLANATORY NOTE

Bluegreen Vacations Holding Corporation (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “2020 Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2021, to provide the remaining information required by Items 10-14 of Part III of Form 10-K. In addition, Item 9B of Part II of this Amendment contains information relating to the postponement of the Company’s 2021 Annual Meeting of Shareholders, which was previously scheduled to be held on May 17, 2021. Except as it relates to the provision of such information, this Amendment does not reflect subsequent events occurring after the original filing date of the 2020 Form 10-K or modify or update in any way disclosures made in the 2020 Form 10-K.

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

PART II

Item 9B. Other Information.

The Company’s 2021 Annual Meeting of Shareholders (the “Annual Meeting”) previously scheduled to be held on May 17, 2021 has been postponed. The new date of the Annual Meeting has not yet been set. To the extent applicable, the new deadline for any shareholder proposal, including director nomination, intended to be considered at the Annual Meeting will be set forth in a subsequent Company filing with the SEC.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table lists the names and ages of the Company’s executive officers and directors, and their respective positions with the Company.

Name	Age	Position
Alan B. Levan	76	Chairman, Chief Executive Officer and President
John E. Abdo	77	Vice Chairman
Raymond S. Lopez	46	Executive Vice President, Chief Financial Officer and Chief Risk Officer
Jarett S. Levan	47	Director
Lawrence A. Cirillo	82	Director
Darwin Dornbush	91	Director
Joel Levy	81	Director
William Nicholson	75	Director

Set forth below is certain additional information for each executive officer and director of the Company, including his principal occupation or employment for at least the previous five years and, with respect to each director, his specific experience, qualifications, attributes and/or skills which, in the opinion of the Company’s Board of Directors, qualifies him to serve as a director and are likely to enhance the Board’s ability to manage and direct the Company’s business and affairs.

Alan B. Levan formed the I.R.E. Group (predecessor to the Company) in 1972. From 1978 until December 2015, he served as Chairman, Chief Executive Officer and President of the Company or its predecessors. During February 2017, Mr. Alan Levan was reappointed as the Company’s Chairman and Chief Executive Officer, and he continues to serve in such capacities. He has also served as President of the Company since the completion of the Company’s spin-off (“the Spin-Off”) of BBX Capital, Inc. (“BBX Capital”), a former wholly owned subsidiary of the Company, on September 30, 2020. From December 2015 until his reappointment as the Company’s Chairman and Chief Executive Officer during February 2017, Mr. Alan Levan served as Founder and strategic advisor to the Company’s Board of Directors. Mr. Alan Levan has also served as Chairman of the Board of Bluegreen Vacations Corporation (“Bluegreen”) since May 2017 and from May 2002 to December 2015. In addition, effective January 1, 2020, Mr. Alan Levan was appointed Chief Executive Officer and President of Bluegreen. From May 2015 until February 2017, he served Bluegreen in a non-executive capacity. Bluegreen is a leading vacation ownership company that markets and sells vacation ownership interests (“VOIs”) and manages resorts in popular leisure and urban destinations. The Company currently beneficially owns approximately 93% of Bluegreen’s outstanding common stock, which is listed on the New York Stock Exchange (the “NYSE”) (NYSE: BXG). Mr. Alan Levan is also the Chairman of BBX Capital. From 1994 until December 2015, Mr. Alan Levan was the Chairman and Chief Executive Officer of BBX Capital Corporation (formerly BankAtlantic Bancorp, Inc.), which merged with and into a wholly owned subsidiary of the Company during December 2016 (the “BBX Merger”). In addition, Mr. Alan Levan served as Chairman of BankAtlantic from 1987 until July 2012 when BankAtlantic was sold to BB&T Corporation (“BB&T”). Mr. Alan Levan also served as a director of Benihana Inc. (“Benihana”) until August 2012. The Company had a significant investment in Benihana until August 2012 when Benihana was acquired by Safflower Holdings Corp. The Company’s Board of Directors believes that Mr. Alan Levan is a strong operating executive and that his proven leadership skills enhance the Company and its Board of Directors. The Board also believes that Mr. Alan Levan’s positions at the Company and Bluegreen provide the Board with critical insight regarding the business and prospects of the organization. Mr. Alan Levan is the father of Jarett S. Levan, a director of the Company.

John E. Abdo has served as Vice Chairman of the Company since 1993 and was Vice Chairman of BBX Capital Corporation (formerly BankAtlantic Bancorp, Inc.) until the completion of the BBX Merger in December 2016. He has also served as Vice Chairman of the Board of Bluegreen since 2002. Effective October 1, 2020, he became executive Vice Chairman of Bluegreen after previously serving in a non-executive capacity. In addition, from December 2015 until August 2017, he served as Acting Chairman of the Board of Bluegreen. Mr. Abdo is also the Vice Chairman of BBX Capital. Mr. Abdo served as Vice Chairman of BankAtlantic from 1987 until the completion of the sale of BankAtlantic to BB&T during July 2012. Mr. Abdo is also President of Abdo Companies, Inc. (“Abdo Companies”), a member of the Board of Directors of the Performing Arts Center Authority (“PACA”) and the former 20-year President, and current member of the Investment Committee and the Finance Committee of the Broward Performing Arts Foundation. Mr. Abdo also served as a director of Benihana until August 2012, including serving as Vice Chairman of the Board of Benihana from 2009 through August 2012. The Company’s Board of Directors believes that it benefits from Mr. Abdo’s contributions to the Board, many of which are the result of his extensive experience as part of the Florida business community and his knowledge of the business and affairs of the Company and Bluegreen based on his long history of service. The Board also believes that Mr. Abdo’s real estate background provides additional knowledge and perspective to the Board.

Raymond S. Lopez has served as Executive Vice President, Chief Financial Officer and Chief Risk Officer of the Company since March 2015. In addition, Mr. Lopez has served as Executive Vice President, Chief Financial Officer and Treasurer of Bluegreen since September 2019 and as Chief Operating Officer of Bluegreen since November 2019. Prior to joining the Company in March 2015, Mr. Lopez served as an officer of Bluegreen. He joined Bluegreen as its Controller in 2004 and was promoted to Chief Accounting Officer and Vice President of Bluegreen in 2005 and to Senior Vice President of Bluegreen in 2007. Prior to joining Bluegreen, Mr. Lopez worked in various capacities at Office Depot, Inc. and Arthur Andersen LLP. Mr. Lopez is a Certified Public Accountant. Mr. Lopez also served as Chief Financial Officer of BBX Capital Corporation (formerly BankAtlantic Bancorp, Inc.) from March 2015 until the completion of the BBX Merger in December 2016.

Jarett S. Levan has served as a director of the Company since 2009. He served as President of the Company until the completion of the Spin-Off of BBX Capital on September 30, 2020. In connection with the Spin-Off of BBX Capital, Mr. Jarett Levan became Chief Executive Officer and President of BBX Capital. He is also a director of BBX Capital, and he has served as a director of Bluegreen since August 2017. From December 2015 to February 2017, Mr. Jarett Levan served as Acting Chairman and Chief Executive Officer of the Company. Commencing in 1999, he was a director of, and in 2015 he became the Acting Chairman and Chief Executive Officer of, BBX Capital Corporation (formerly BankAtlantic Bancorp, Inc.) until the completion of the BBX Merger in December 2016. Further, Mr. Jarett Levan was the President of BankAtlantic from 2005 to 2007 and was the Chief Executive Officer of BankAtlantic from January 2007 until July 2012 when BankAtlantic was sold to BB&T. Mr. Jarett Levan also serves as a director of Business for the Arts of Broward, the Broward Center for the Performing Arts, the Community Foundation of Broward, the Greater Fort Lauderdale Alliance, the Broward Workshop, the Broward College Foundation and the Ambassadors Board of Nova Southeastern University. The Company’s Board of Directors believes that Mr. Jarett Levan’s operating and management experience, including his positions with the Company and its affiliates, have allowed him to provide valuable insight to the Board. Mr. Jarett Levan is the son of Alan B. Levan, the Company’s Chairman, Chief Executive Officer and President.

Lawrence A. Cirillo was appointed to the Company’s Board of Directors in connection with the Spin-Off of BBX Capital on September 30, 2020. Mr. Cirillo has also been a director of Bluegreen since 2003. Mr. Cirillo was Principal Partner and President of Atlantic Chartering, an oil tanker brokerage company, from 1979 until Atlantic Chartering merged with Seabrokers, Inc., a subsidiary of Clarkson, Ltd. Mr. Cirillo served as a Vice President of Seabrokers, Inc. until 2000. Since 2000, Mr. Cirillo has served as an oil tanker broker with Southport Maritime, Inc. The Company’s Board of Directors believes that it benefits from Mr. Cirillo’s business experience generally and within the sales industry in particular, as well as his knowledge of Bluegreen’s business and affairs as a result of his service as a director of Bluegreen since 2003.

Darwin Dornbush has served as a director of the Company since 2009. Mr. Dornbush is an attorney in private practice. He served as a partner in the law firm of Dornbush Schaeffer Strongin & Venaglia, LLP from 1964 until January 2015. He also served as Secretary of Cantel Medical Corp., a healthcare company, until 2010 and as a director of that company until 2009. Mr. Dornbush was appointed to the Board of Directors of Bluegreen during October 2020 following the Company’s Spin-Off of BBX Capital. In addition, Mr. Dornbush served as a member of the Board of Directors of Benihana from 1995 through 2005 and again from 2009 through January 2012. From 1983 until 2008, he served as Secretary of Benihana and its predecessor. The Company’s Board of Directors believes that it benefits from Mr. Dornbush’s experience in legal and business matters gained from his career as a practicing attorney and his experience on public company boards.

Joel Levy has served as a director of the Company since 2009. Mr. Levy is the Vice Chairman of Adler Group, Inc., a commercial real estate company. He served as President and Chief Operating Officer of Adler Group from 1984 through 2007. Mr. Levy also serves as President and Chief Executive Officer of JLRE Consulting, Inc. and is a Certified Public Accountant. He was appointed to the Board of Directors of Bluegreen during October 2020 following the Company’s Spin-Off of BBX Capital. The Company’s Board of Directors believes that Mr. Levy’s experience, including relating to the real estate industry gained from his executive positions at Adler Group and JLRE Consulting, allow him to provide meaningful insight to the Board and that, based on his finance and accounting background, Mr. Levy makes important contributions to the Company’s Audit Committee.

William Nicholson has served as a director of the Company since 2009. Mr. Nicholson has served as a principal of Heritage Capital Group, an investment banking firm, since 2010. He is currently Chief Compliance Officer of Heritage Capital Group. Mr. Nicholson also served as a principal of Heritage Capital Group from December 2003 through March 2009. In addition, since 2004, Mr. Nicholson has served as President of WRN Financial Corporation. He was also the Managing Director of BSE Management, LLC from March 2009 through April 2010. In addition, Mr. Nicholson was appointed to the Board of Directors of Bluegreen during October 2020 following the Company’s Spin-Off of BBX Capital. The Company’s Board of Directors believes that, because of Mr. Nicholson’s extensive knowledge of the capital and financial markets and broad experience working with the investment community, Mr. Nicholson provides important insight to the Board on financial issues, and that the Board benefits from the expertise that Mr. Nicholson has as the Chief Compliance Officer for Heritage Capital Group, a FINRA-registered broker-dealer.

Additional Information Regarding Directors and Executive Officers

Under the Company’s Bylaws, each director serves for a term expiring at the Company’s next annual meeting of shareholders. Executive officers serve until they resign or are replaced or removed by the Board of Directors.

Except as described above with respect to Mr. Alan Levan and Mr. Jarett Levan, there is no family relationship between any of the Company’s directors and executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and 10% shareholders to file initial reports of ownership and reports of changes in ownership of the Company’s common stock and other equity securities, if any, with the SEC and the NYSE. The Company’s directors, executive officers and 10% shareholders are required to furnish the Company with copies of all Section 16(a) reports they file. Based on a review of the copies of such reports furnished to the Company and written representations from the Company’s directors and executive officers that no other reports were required, the Company believes that its directors, executive officers and 10% shareholders complied with all Section 16(a) filing requirements applicable to them for the year ended December 31, 2020.

Code of Business Conduct and Ethics

The Company has a Code of Business Conduct and Ethics that applies to all of its directors, officers and employees, including the Company’s principal executive officer, principal financial officer and principal accounting officer. The Code of Business Conduct and Ethics is posted in the “Investor Relations” section of the Company’s website at www.BVHCorp.com. The Company will post amendments to or waivers from the Code of Business Conduct and

Ethics (to the extent applicable to the Company’s principal executive officer, principal financial officer or principal accounting officer) on its website.

Audit Committee

The Company’s Board of Directors has a standing Audit Committee. Prior to the Spin-Off of BBX Capital which was consummated on September 30, 2020, the Audit Committee was comprised of Joel Levy, Chairman, Norman H. Becker, Steven M. Coldren and William Nicholson. In connection with the Spin-Off of BBX Capital, the Audit Committee was reconstituted to consist of Joel Levy, Chairman, Lawrence A. Cirillo, Darwin Dornbush and William Nicholson. The Board has determined that each member of the Audit Committee is “financially literate” and “independent” within the meaning of applicable SEC rules and regulations and the listing standards of the NYSE, including the additional independence requirements applicable to audit committee members under the listing standards of the NYSE. The Board also determined that Mr. Levy qualifies as an “audit committee financial expert,” as defined under Item 407 of Regulation S-K promulgated by the SEC.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth, for the years ended December 31, 2020 and 2019, certain summary information concerning compensation paid to, or accrued by the Company and its subsidiaries, including Bluegreen, on behalf of, the following persons (collectively, the “Named Executive Officers”): Alan B. Levan, the Company’s Chairman, Chief Executive Officer and President; John E. Abdo, the Company’s Vice Chairman; Raymond S. Lopez, Executive Vice President, Chief Financial Officer and Chief Risk Officer of the Company; Jarett S. Levan, former President of the Company; and Seth M. Wise, former Executive Vice President of the Company. Mr. Jarett Levan and Mr. Wise ceased serving as executives of the Company and became executives of BBX Capital in connection with the Company’s Spin-Off of BBX Capital on September 30, 2020. Mr. Jarett Levan remains a director of the Company.

Name and Principal Position	Year	Salary ($)		Bonus ($)(3)	Stock Awards ($)(4)	Non- Equity Incentive Plan Compensation ($)		All Other Compensation ($)	Total ($)
Alan B. Levan	2020	1,602,308	(1)	7,604,048	-	-		179,425	9,385,781
Chairman, Chief Executive and President	2019	1,500,000		3,000,000	4,044,226	-		197,930	8,742,156

John E. Abdo	2020	1,412,308	(1)	7,604,048	-	-		241,080	9,257,436
Vice Chairman	2019	1,500,000		3,000,000	4,044,226	-		317,440	8,861,666

Jarett S. Levan	2020	692,308		3,022,024	-	-		29,235	3,743,567
Former President	2019	900,000		1,871,011	1,011,055	-		49,468	3,831,534

Seth M. Wise	2020	692,308		3,022,024	-			23,300	3,737,632
Former Executive Vice President	2019	900,000		1,871,011	1,011,055	-		37,850	3,819,916

Raymond S. Lopez	2020	832,692	(1)	1,375,000	-	-		11,575	2,219,267
Chief Financial Officer	2019	738,750	(2)	795,624	123,525	100,000	(5)	11,200	1,769,099

(1)Includes (a) for Mr. Alan Levan, $652,308 paid by the Company and $950,000 paid by Bluegreen, (b) for Mr. Abdo, $1,193,077 paid by the Company and $219,231 paid by Bluegreen, and (c) for Mr. Lopez, $157,692 paid by the Company and $675,000 paid by Bluegreen.

(2)Includes $142,000 paid by Bluegreen.

(3)For 2020, $1,900,000 of Mr. Alan Levan’s bonus and $1,200,000 of Mr. Lopez’s bonus was paid by Bluegreen. For 2019, $2,000,000 of Mr. Alan Levan’s bonus and $253,750 of Mr. Lopez’s bonus was paid by Bluegreen. All other bonuses were paid by the Company. All of the bonuses were discretionary cash bonuses, including, in the case of the bonuses paid by the Company, bonuses paid to the Named Executive Officers upon the approval of the Company’s Compensation Committee based on a subjective evaluation of the performance of the Company and the applicable Named Executive Officer and factors deemed appropriate by the Compensation Committee, including, without limitation, the Company’s book value (excluding the impact of any restructuring or other charges in connection with the disposition or exiting of a business), and the oversight of Bluegreen, including its implementation of strategic initiatives. The bonuses paid by the Company for 2020 also include payments totaling $5,691,500 to Mr. Alan Levan, $7,591,500 to Mr. Abdo, $3,022,000 to Mr. Jarett Levan, $3,022,000 to Mr. Wise, and $175,000 to Mr. Lopez, in each case, paid prior to the consummation of the Company’s Spin-Off of BBX Capital on September 30, 2020 in consideration for 2020 services and to settle the Company’s long-term incentive program for 2020 (which, in previous years, was generally paid primarily in stock awards). The bonuses paid by the Company to Mr. Jarett Levan, Mr. Wise and Mr. Lopez for 2019 also include the cash portion of the bonus awarded to them in lieu of restricted stock awards as part of the Company’s long term equity compensation plan in place for 2019.

(4)The 2019 amounts represent the grant date fair value of restricted stock awards of 965,209 shares, 965,209 shares, 241,302 shares, 241,302 shares and 29,481 shares of the Company's Class A Common Stock granted to Mr. Alan Levan, Mr. Abdo, Mr. Jarett Levan, Mr. Wise and Mr. Lopez, respectively, under the Company’s Amended and Restated 2014 Incentive Plan, as amended.  These restricted stock awards were scheduled to vest in four equal annual installments beginning on October 1, 2020. The restricted stock awards were granted on January 21, 2020 for services performed during 2019.   Assumptions used in the calculation of the grant date fair value of the awards described in this footnote are included in Note 17 to the Company’s audited financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 13, 2020. As described in further detail below, all unvested restricted stock awards, including those granted during January 2020, vested during August 2020 in contemplation of the Spin-Off of BBX Capital.

(5)Represents the cash bonus paid to Mr. Lopez by Bluegreen for 2019 pursuant to a Bluegreen plan under which cash bonuses were payable based on Bluegreen’s EBITDA.

Acceleration of Vesting of Restricted Stock Awards and Payments in Connection with Spin-Off

In contemplation of the Spin-Off of BBX Capital which was completed on September 30, 2020, the Company’s Compensation Committee approved the acceleration of vesting of all unvested restricted stock awards that were previously granted by the Company, all of which were held by the Company’s executive officers as follows. Mr. Alan. Levan held, and had vested, restricted stock awards of 193,042 shares of the Company’s Class A Common Stock and 183,125 shares of the Company’s Class B Common Stock (for an aggregate value realized on vesting of $6,176,663); Mr. Abdo held, and had vested, restricted stock awards of 193,042 shares of the Company’s Class A Common Stock and 212,892 shares of the Company’s Class B Common Stock (for an aggregate value realized on vesting of $6,665,437); Mr. Jarett Levan held, and had vested, restricted stock awards of 48,261 shares of the Company’s Class A Common Stock and 60,698 shares of the Company’s Class B Common Stock (for an aggregate value realized on vesting of $1,789,107); Mr. Wise held, and had vested, restricted stock awards of 48,261 shares of the Company’s Class A Common Stock and 60,698 shares of the Company’s Class B Common Stock (for an aggregate value realized on vesting of $1,789,107); and Mr. Lopez held, and had vested, restricted stock awards of 5,897 shares of the Company’s Class A Common Stock and 11,071 shares of the Company’s Class B Common Stock (for an aggregate value realized on vesting of $278,615). In connection with such vesting acceleration, the Company recognized compensation expense during the quarter ending September 30, 2020 of approximately $19.8 million, which represents the unrecognized compensation expenses associated with the restricted stock awards as of June 30, 2020.

In addition, the Company’s Compensation Committee approved the payment, prior to the consummation of the Spin-Off, of a total of approximately $19.5 million in cash to the Named Executive Officers for 2020 services and the payout to settle the Company’s long-term incentive program for 2020 (which, in previous years, was generally paid primarily in stock awards). The amounts paid to the Named Executive Officers are set forth in footnote 3 to the Summary Compensation Table above.

Compensation of the Company’s Executive Officers Following the Spin-Off of BBX Capital

As a result of the completion of the Spin-Off of BBX Capital on September 30, 2020, the Company is a Bluegreen holding company and no longer holds any interest in its other historical businesses or investments, including BBX Capital Real Estate LLC (“BBX Capital Real Estate”), BBX Sweet Holdings, LLC (“BBX Sweet Holdings”) and Renin Holdings, LLC (“Renin”), which are held by BBX Capital. Subject to the discretion of the Compensation

Committee of Bluegreen’s Board of Directors, it is expected that the Company’s executive officers, each of whom is also an executive of Bluegreen, will receive a significant portion of their compensation for their services on behalf of the Company and Bluegreen from Bluegreen. In connection therewith, effective September 30, 2020, Mr. Alan Levan, Mr. Abdo and Mr. Lopez agreed to reduced annual base salaries under their respective employment agreements with the Company, with the Company going forward to pay annual base salaries of $200,000 to each of Mr. Alan Levan and Mr. Abdo, and $100,000 to Mr. Lopez. Mr. Alan Levan and Mr. Abdo each currently receives an annual base salary of $950,000 from Bluegreen. Mr. Lopez currently receives an annual base salary of $675,000 from Bluegreen. Each of Mr. Alan Levan, Mr. Abdo and Mr. Lopez may also receive annual bonuses and long term incentive compensation from Bluegreen as well as discretionary bonuses from time to time upon the approval of Bluegreen’s Compensation Committee.

Outstanding Equity Awards at Fiscal-Year End 2020

None of the Named Executive Officers held any equity or equity-based awards with respect to the Company as of December 31, 2020.

Employment Agreements

The Company has employment agreements with each of Alan B. Levan, John E. Abdo and Raymond S. Lopez. Each employment agreement may be terminated by the Company for “Cause” or “Without Cause” or by the executive for “Good Reason” (as such terms are defined in the employment agreement). If an employment agreement is terminated for “Cause,” the applicable executive officer will be entitled to receive his base salary through the date of termination. If an employment agreement is terminated “Without Cause” or by the executive officer for “Good Reason,” the applicable executive officer will be entitled to receive his base salary through the date of termination and the prorated portion of his annual bonus based on the average annual bonus paid to him during the prior two fiscal years, subject to a maximum annual bonus for purposes of this calculation in an amount equal to 200% of his then-current annual base salary, in the case of Mr. Alan Levan and Mr. Abdo, and, in the case of Mr. Lopez, 70% of the sum of (A) his annual base salary under his employment agreement plus (B) his annual base salary from Bluegreen. In addition, if an employment agreement is terminated “Without Cause” or by the executive officer for “Good Reason,” the executive officer will be entitled to receive a severance payment as follows. Each of Mr. Alan Levan and Mr. Abdo will be entitled to receive a severance payment in an amount equal to 2 times the sum of his annual base salary and annual bonus opportunity at the date of termination (or 2.99 times the sum of his annual base salary and annual bonus opportunity at the date of termination if such termination occurs within two years after a “Change in Control” (as defined in the employment agreements)). Mr. Lopez will be entitled to receive a severance payment in an amount equal to the sum of (i) his annual base salary, (ii) his annual base salary from Bluegreen, and (iii) his annual bonus opportunity at the date of termination (or 1.5 times such amount if termination occurs within two years after a “Change in Control”). For purposes of calculating the severance payment, each executive officer’s “annual bonus opportunity” will be subject to the same maximum as described above with respect to the calculation of the prorated bonus to which he would be entitled in the event of a “Without Cause” or “Good Reason” termination. In addition, with respect to each employment agreement, if the employment agreement is terminated “Without Cause” or is terminated by the executive officer for “Good Reason” or as a result of the executive officer’s death, any unvested incentive stock options and restricted stock awards would immediately accelerate and fully vest as of the termination date. Further, in the event of a termination “Without Cause” or a termination by the executive officer for “Good Reason,” the executive officer will be entitled to continued benefits, including, without limitation, health and life insurance, for the following periods: (i) two years following the year in which the termination occurs (or three years following the year in which the termination occurs, if such termination occurred within two years after a “Change in Control”), in the case of Mr. Alan Levan and Mr. Abdo, and (ii) one year from the date of termination, in the case of Mr. Lopez. Each employment agreement will also be terminated upon the executive officer’s death, in which case the estate of the applicable executive officer will be entitled to receive his base salary through the date of his death and the prorated portion of his annual bonus, calculated as described above.

Prior to the Spin-Off of BBX Capital, the Company also had employment agreements with Jarett S. Levan and Seth M. Wise. In connection with the resignations of Mr. Jarett Levan and Mr. Wise as executive officers of the Company upon completion of the Spin-Off on September 30, 2020, the Company’s employment agreements with Mr. Jarett Levan and Mr. Wise were terminated. Other than any accrued and unpaid compensation through September 30, 2020, no additional payments or other compensation was or is to be paid to Mr. Jarett Levan or Mr. Wise under their respective employment agreements, and neither Mr. Jarett Levan nor Mr. Wise is entitled to any payment or other compensation in connection with the termination of their employment agreements. Subject to the approval of BBX Capital’s compensation committee, it is expected that Mr. Jarett Levan and Mr. Wise will enter into new employment agreements with BBX Capital in place of their employment agreements with the Company.

Director Compensation

The compensation policy for the Company’s non-employee directors (which are directors who are not employees of the Company or Bluegreen) is designed to compensate directors for their services on the Company’s Board of Directors and its committees in an amount which the Board believes to be fair based on the work and time commitment required as well as the size and scope of the Company, and in a manner which is simple, transparent and easy for shareholders to understand. All of the Company’s directors are also directors of Bluegreen and, following the Company’s Spin-Off of BBX Capital on September 30, 2020, the Company’s non-employee directors receive most of their compensation for service on the Boards and committees of the Company and Bluegreen from Bluegreen, as described in further detail below.

The Company’s non-employee directors are currently compensated for their service on the Company’s Board of Directors and its committees through cash fees. Prior to the Spin-Off of BBX Capital on September 30, 2020, each non-employee director received an annual cash retainer of $100,000 for his service on the Company’s Board of Directors. In addition, the Chairman of the Audit Committee received an annual cash retainer of $20,000; all other members of the Audit Committee received annual cash retainers of $16,000; and the Chairman of the Compensation Committee and the Chairman of the Nominating and Corporate Governance Committee each received an annual cash retainer of $3,500. Effective October 1, 2020, the cash fees payable to the Company’s non-employee directors were reduced as follows. Each non- employee director now receives $10,000 in cash fees for his service on the Board. In addition, members of the Audit Committee, other than its Chairman, receive $1,500 in cash annually. The Chairman of the Audit Committee receives $5,000 in cash annually. The Chairman of the Nominating and Corporate Governance Committee and the Chairman of the Compensation Committee each receive $2,000 in cash annually. These fees are in addition to the fees payable by Bluegreen to its non-employee directors for their service on Bluegreen’s Board of Directors and its committees, which are as follows. Bluegreen currently pays each of its non-employee directors a $100,000 cash fee for his service on Bluegreen’s Board. In addition, members of Bluegreen’s Audit Committee, other than its Chairman, receive $16,000 in cash annually. The Chairman of Bluegreen’s Audit Committee receives $20,000 in cash annually. The Chairman of Bluegreen’s Nominating and Corporate Governance Committee and the Chairman of Bluegreen’s Compensation Committee each receive $3,500 in cash annually.

Director Compensation Table-2020

The following table sets forth certain information regarding the compensation paid or accrued by the Company to or on behalf of each individual who served as a non-employee director of the Company during the year ended December 31, 2020 for his service on the Company’s Board of Directors and its committees during the year. The director compensation paid by Bluegreen is not included in the amounts set forth in the table below, but is disclosed in footnote 4 to the table.

Name	Notes	Fees Earned or Paid in Cash ($)
Norman H. Becker	(1)(4)	87,000
Andrew R. Cagnetta	(1)	75,000
Lawrence A. Cirillo	(2)(4)	2,875
Steven M. Coldren	(1)	89,625
Darwin Dornbush	(4)	78,375
Willis N. Holcombe	(1)	75,000
Gregory A. Haile	(1)	75,000
Jarrett S. Levan	(4)	2,500
Joel Levy	(4)	93,750
William Nicholson	(4)	90,375
Anthony P. Segreto	(1)	75,000
Neil Sterling	(1)	77,625

`

(1)These directors resigned from the Company’s Board of Directors and became directors of BBX Capital in connection with the Company’s Spin-Off of BBX Capital.

(2)Mr. Cirillo was appointed to the Company’s Board of Directors during September 2020 in connection with the Company’s Spin-Off of BBX Capital.

(3)Mr. Jarett Levan has served as a director of the Company since 2009 but became a non-employee director on September 30, 2020 in connection with the Spin-Off of BBX Capital, at which time he ceased serving as an executive of the Company and became the Chief Executive Officer and President of BBX Capital.

(4)Messrs. Becker, Cirillo, Dornbush, Jarett Levan, Levy and Nicholson are also non-employee directors of Bluegreen and received $92,750, $89,000, $29,000, $25,000, $30,000, and $29,000, respectively, for their services on Bluegreen’s Board of Directors and its committees (if applicable) during 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of April 28, 2021, certain information as to persons known by the Company to own in excess of 5% of the outstanding shares of the Company’s Class A Common Stock and/or Class B Common Stock. In addition, the table includes information regarding the shares of the Company’s Class A Common Stock and Class B Common Stock beneficially owned by (i) each Named Executive Officer, (ii) each of the Company’s directors and (iii) the Company’s directors and executive officers as a group. Management knows of no person, except as listed below, who beneficially owned more than 5% of the outstanding shares of the Company’s Class A Common Stock or Class B Common Stock as of April 28, 2021. Except as otherwise indicated, the information provided in the following table was obtained from filings with the SEC and the Company pursuant to the Exchange Act. For purposes of the following table, in accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner of any shares which such person has or shares, directly or indirectly, voting or investment power, or which such person has the right to acquire beneficial ownership of at any time within 60 days after April 28, 2021. As used herein, “voting power” is the power to vote, or direct the voting of, shares, and “investment power” includes the power to dispose of, or direct the disposition of, such shares. Unless otherwise noted, each person listed in the table below has sole voting and investment power over the shares beneficially owned by such person and the address of each person listed in the table below is c/o Bluegreen Vacations Holding Corporation, 4960 Conference Way North, Suite 100, Boca Raton, Florida 33431.

Name of Beneficial Owner	Notes	Class A Common Stock Ownership	Class B Common Stock Ownership	Percent of Class A Common Stock	Percent of Class B Common Stock
Levan BFC Stock Partners LP	1,2,3,6	-	336,915	2.1%	9.1%
Levan Partners LLC	1,2,3,6	986,197	141,577	7.2%	3.8%
Alan B. Levan	1,2,3,4,5,6	1,759,519	3,516,232	27.6%	95.2%
John E. Abdo	1,2,3,4	1,065,286	1,495,311	15.0%	40.5%
Jarett S. Levan	1,2,3,4,5,6	191,395	342,606	5.3%	18.3%
Seth M. Wise	1,2,3,6,7	197,445	335,158	3.3%	9.1%
Raymond S. Lopez	1	9,726	23,432	*	*
Darwin Dornbush		10,083	-	*	0.0%
Joel Levy		12,312	-	*	0.0%
William R. Nicholson		12,000	-	*	0.0%
Lawrence A. Cirillo		-	-	0.0%	0.0%
Angelo, Gordon & Co L.P.	8	1,152,122	-	7.4%	0.0%
Dr. Herbert A Wertheim	1,9	793,632	83,290	5.6%	2.3%
All directors and executive officers of the Company
as a group (8 persons)	1	3,257,706	3,539,664	35.5%	95.8%

* Less than 1 percent.

(1)Shares of the Company’s Class B Common Stock are convertible on a share-for-share basis into shares of the Company’s Class A Common Stock at any time at the beneficial owner’s discretion. The number of shares of Class B Common Stock held by each beneficial owner and convertible within 60 days after April 30, 2021 into shares of Class A Common Stock is not separately included in the “Class A Common Stock Ownership” column, but is included for the purpose of calculating the percent of Class A Common Stock held by each beneficial owner.

(2)The Company may be deemed to be controlled by Messrs. Alan Levan, Abdo, Jarett Levan and Wise, who collectively may be deemed to have an aggregate beneficial ownership of shares of the Company’s Class A Common Stock and Class B Common Stock representing approximately 79% of the total voting power of the Company’s common stock.

(3)Mr. Alan Levan’s beneficial holdings include the 986,197 shares of Class A Common Stock and 141,577 shares of Class B Common Stock owned by Levan Partners LLC and the 336,915 shares of Class B Common Stock owned by Levan BFC Stock Partners LP. Mr. Alan Levan’s beneficial holdings also include 2,341 shares of Class A Common Stock and 240 shares of Class B Common Stock held of record by his wife, 7,344 shares of Class A Common Stock held through trusts for the benefit of his children and 78,700 of Class A Common Stock held by the Susie and Alan B. Levan Family Foundation. In addition, Mr. Alan Levan’s beneficial holdings of Class B Common Stock include the shares of Class B Common Stock held by Mr. Abdo, Mr. Jarett Levan and Mr. Wise, as described below.

(4)Mr. Alan Levan and Mr. Abdo are parties to an agreement pursuant to which Mr. Abdo has granted to Mr. Alan Levan a proxy to vote the shares of Class B Common Stock that Mr. Abdo beneficially owns. As a result, the shares of Class B Common Stock beneficially owned by Mr. Abdo are included in Mr. Alan Levan’s beneficial holdings in the table. Mr. Abdo has also agreed not to sell any of his shares of Class B Common Stock without first converting those shares into shares of Class A Common Stock. Pursuant to the agreement, Mr. Alan Levan and Mr. Abdo have also agreed to vote their shares of Class B Common Stock in favor of the election of the other to the Company’s Board of Directors for so long as they are willing and able to serve as directors of the Company. The agreement also provides for Mr. Jarett Levan to succeed to Mr. Alan Levan’s rights under the agreement in the event of Mr. Alan Levan’s death or disability.

(5)Mr. Alan Levan and Mr. Jarett Levan are parties to an agreement pursuant to which Mr. Jarett Levan has agreed to vote the shares of Class B Common Stock that he owns or otherwise has the right to vote in the same manner as Mr. Alan Levan votes his shares of Class B Common Stock. As a result, the shares of Class B Common Stock beneficially owned by Mr. Jarett Levan are included in Mr. Alan Levan’s beneficial holdings in the table. Mr. Jarett Levan has also agreed, subject to certain exceptions, not to transfer certain of his shares of Class B Common Stock and to obtain the consent of Mr. Alan Levan prior to the conversion of certain of his shares of Class B Common Stock into shares of Class A Common Stock. Pursuant to the agreement, Mr. Alan Levan and Mr. Jarett Levan have also agreed to vote their shares of Class B Common Stock in favor of the election of the other to the Company’s Board of Directors for so long as they are willing and able to serve as directors of the Company.

(6)Mr. Jarett Levan and Mr. Wise are parties to an agreement pursuant to which Mr. Wise has agreed to vote the shares of Class B Common Stock that he owns or otherwise has the right to vote in the same manner as Mr. Jarett Levan’s shares of Class B Common Stock are voted. As a result of this agreement and the above-described agreement between Mr. Alan Levan and Mr. Jarett Levan, the shares of Class B Common Stock beneficially owned by Mr. Wise are included in Mr. Alan Levan’s beneficial holdings in the table. Mr. Wise has also agreed, subject to certain exceptions, not to transfer certain of his shares of Class B Common Stock or convert such shares of Class B Common Stock into shares of Class A

Common Stock, in each case, without first offering Mr. Jarett Levan the right to purchase such shares. Pursuant to the agreement, Mr. Wise has also agreed to vote, or cause to be voted, his shares of Class B Common Stock in favor of the election of Mr. Jarett Levan to the Company’s Board of Directors for so long as he is willing and able to serve as a director of the Company.

(7)Mr. Wise’s holdings of Class A Common Stock include 50 shares held in his spouse’s IRA which he may be deemed to beneficially own.

(8)Based on the Schedule 13D/A (Amendment No. 2) filed jointly with the SEC on April 20, 2021 by Angelo, Gordon & Co., L.P. (“Angelo, Gordon & Co.”), AG Partners, LLC (“AG Partners”), JAMG LLC (“JAMG”), Josh Baumgarten and Adam Schwartz. The Schedule 13D/A reports that Angelo, Gordon & Co., AG Partners and JAMG have sole voting and dispositive power over all the shares and that Messrs. Baumgarten and Schwartz have shared voting and dispositive power over the shares. The address of the filers, as reported in the Schedule 13D/A, is 245 Park Avenue, 26th Floor, New York, New York 10167.

(9)Dr. Wertheim’s ownership was reported in a Rebuttal of Control Agreement filed on December 20, 1996 with the Office of Thrift Supervision (as adjusted for stock splits since the date of filing). The Rebuttal of Control Agreement indicated that Dr. Wertheim had no intention to directly or indirectly manage or control the Company. Dr. Wertheim’s mailing address, as reported by him, is 191 Leucadendra Drive, Coral Gables, Florida 33156.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company may be deemed to be controlled by Alan B. Levan, the Company’s Chairman, Chief Executive Officer and President, John E. Abdo, the Company’s Vice Chairman, Jarett S. Levan, the son of Mr. Alan Levan and a director of the Company, and Seth M. Wise, former director and Executive Vice President of the Company. Together, they may be deemed to beneficially own shares of the Company’s Class A Common Stock and Class B Common Stock representing approximately 79% of the Company’s total voting power. See “Item 12. Security Ownership of Certain Beneficial Owners and Management” above for further information. Alan B. Levan, John E. Abdo, Jarett S. Levan and Seth M. Wise may also be deemed to control BBX Capital through their ownership of shares of BBX Capital’s Class A Common Stock and Class B Common Stock representing a majority of BBX Capital’s total voting power.

All of the Company’s directors are also directors of Bluegreen. Further, in addition to their positions with the Company, the Company’s executive officers (Alan B. Levan, John E. Abdo and Raymond S. Lopez) are also executive officers of Bluegreen. Alan B. Levan is the Chairman, Chief Executive Officer and President of the Company and Bluegreen; John E. Abdo is the Vice Chairman of the Company and Bluegreen; and Raymond S. Lopez is Executive Vice President, Chief Financial Officer and Chief Risk Officer of the Company and Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer of Bluegreen. In addition, Alan B. Levan is the Chairman of BBX Capital, John E. Abdo is the Vice Chairman of BBX Capital, and Jarett S. Levan is the Chief Executive Officer and President of BBX Capital. Further, Seth M. Wise is a director of Bluegreen and a director and Executive Vice President of BBX Capital.

The Company currently beneficially owns approximately 93% of Bluegreen’s outstanding common stock, which is listed on the NYSE under the ticker symbol “BXG.” On April 5, 2021, the Company announced its intention to acquire all of the approximately 7% of the outstanding shares of Bluegreen’s common stock not beneficially owned by the Company through a statutory short-form merger under Florida law pursuant to which Bluegreen would become a wholly-owned subsidiary of the Company. If the merger is completed, Bluegreen’s shareholders will be entitled to receive 0.51 shares of the Company’s Class A Common Stock for each share of Bluegreen’s common stock that they hold at the effective time of the merger. The contemplated short-form merger is described in detail in the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on April 19, 2021, as it may be amended from time to time. The Company, in the sole discretion of its Board of Directors, may terminate and abandon the merger at any time before it becomes effective, including, without limitation, in the event of pending or threatened litigation relating to the merger. There is no assurance that the short-form merger will be consummated on the contemplated terms or at all.

In April 2015, pursuant to a Loan Agreement and Promissory Note, a wholly owned subsidiary of Bluegreen provided an $80.0 million loan to the Company. Amounts outstanding bore interest at a rate of 6% per annum until April 17, 2020, at which time the interest rate was decreased to 4% per annum. Interest only payments were required on a quarterly basis, with all outstanding months becoming due and payable at maturity. In March 2020, the Loan Agreement and Promissory Note was amended to extend the maturity date from April 17, 2020 to April 17, 2021. During the years ended December 31, 2020 and 2019, the Company recognized $2.5 million and $4.8 million, respectively, of interest expense on the loan from Bluegreen. During August 2020, the Company repaid the loan in full.

As previously described, on September 30, 2020, the Company completed the Spin-Off of BBX Capital. As a result of the Spin-Off, BBX Capital, which previously was a wholly owned subsidiary of the Company, became a separate public company. The Spin-Off separated the Company’s investment in Bluegreen, which continues to be held by the Company, from the Company’s other businesses and investments, including BBX Capital Real Estate, BBX Sweet Holdings, and Renin, which are held by BBX Capital. The Company no longer holds any ownership interest in BBX Capital. Rather, the shareholders of the Company as of the close of business on the record date for the distribution of shares of BBX Capital’s stock in connection with the Spin-Off became the shareholders of BBX Capital upon consummation of the Spin-Off.

In connection with the Spin-Off, on September 25, 2020, the Company entered into a Separation and Distribution Agreement, an Employee Matters Agreement, a Transition Services Agreement, and a Tax Matters Agreement with BBX Capital. The Separation and Distribution Agreement governed the separation of businesses, including the assignment of assets and assumption of liabilities, between the Company and BBX Capital in connection with the Spin-Off. The Employee Matters Agreement, Transition Services Agreement, and Tax Matters Agreement relate to the operations of the Company and BBX Capital as separate companies, and the relationship between them, after the Spin-Off. The Employee Matters Agreement sets out the respective rights, responsibilities and obligations of the Company and BBX Capital with respect to the transfer of certain employees of the businesses of BBX Capital and related matters, including benefit plans, terms of employment, retirement plans and other employment-related matters. Under the Employee Matters Agreement, BBX Capital or its subsidiaries generally assumed or agreed to retain responsibility as employer of employees whose duties primarily relate to their respective businesses as well as all obligations and liabilities with respect thereto. The Tax Matters Agreement generally sets out the respective rights, responsibilities and obligations of the Company and BBX Capital with respect to taxes (including taxes arising in the ordinary course of business and taxes incurred as a result of the Spin-Off), tax attributes, tax returns, tax contests and certain other related tax matters. The Transition Services Agreement generally sets out the respective rights, responsibilities and obligations of the Company and BBX Capital with respect to the support services provided to one another after the Spin-Off, as may be necessary to ensure the orderly transition under the Separation and Distribution Agreement. The Transition Services Agreement establishes a baseline charge for certain categories or components of services to be provided, which is at cost unless the parties mutually agree to a different charge. The Transition Services Agreement will continue for a minimum term of one year from the date of the Spin-Off, provided that after that year, either party may terminate the Transition Services Agreement with respect to any or all services provided thereunder at any time upon 30 days prior written notice to the other party. In addition, either party may renew or extend the term of the Transition Services Agreement with respect to the provision of any service which has not been previously terminated. During the year ended December 31, 2020, BBX Capital reimbursed the Company $0.3 million under the Transition Services Agreement.

In connection with the completion of the Spin-Off on September 30, 2020, the Company issued a $75 million promissory note in favor of BBX Capital. Amounts outstanding under the note accrue interest at a rate of 6% per annum. The note requires payments of interest only on a quarterly basis; provided, however, that interest payments may be deferred at the option of the Company, with interest on the entire outstanding balance thereafter to accrue at a cumulative, compounded rate of 8% per annum until such time as the Company is current on all accrued payments under the note, including deferred interest. All outstanding amounts under the note will become due and payable on September 30, 2025, or earlier upon certain events. During the quarter ended December 31, 2020, the Company recognized $1.1 million of interest expense under the note.

The Company and BBX Capital currently share office space at offices located in Fort Lauderdale, Florida. The space is leased by the Company, and BBX Capital reimburses the Company for payments under the lease, other than 20% of the rental payments under the lease (approximately $200,000 per year) which is borne by the Company.

During 2015, the Company, Bluegreen, BBX Capital, and their respective subsidiaries entered into an Agreement to Allocate Consolidated Income Tax Liability and Benefits (the “Consolidated Tax Agreement”) pursuant to which, among other customary terms and conditions, the parties agreed to file consolidated federal tax returns. Pursuant to the Agreement, the parties calculate their respective income tax liabilities and attributes as if each of them were a separate filer. If any tax attributes are used by another party to the Consolidated Tax Agreement to offset its tax liability, the party providing the benefit will receive an amount for the tax benefits realized. During 2019, Bluegreen paid the Company $13.0 million under the Consolidated Tax Agreement. In 2020, the Company provided a $8.0 million refund to Bluegreen pursuant to the Consolidated Tax Agreement. The Consolidated Tax Agreement was

terminated with respect BBX Capital and its subsidiaries in connection with the Company’s Spin-Off of BBX Capital on September 30, 2020.

During the year ended December 31, 2020, Bluegreen paid the Company approximately $1.5 million for risk management, administrative, and other services, and paid subsidiaries of BBX Capital (which at the time were indirect subsidiaries of the Company) approximately $0.1 million for management advisory services. Following the completion of the Spin-Off of BBX Capital, Bluegreen no longer pays the Company for management advisory services but continues to pay BBX Capital for risk management, administrative, and other services provided by BBX Capital.

Prior to the Spin-Off of BBX Capital, the Company paid Abdo Companies approximately $25,520 per month in exchange for Abdo Companies, Inc.’s provision of certain management services. Following the completion of the Spin-Off of BBX Capital, Abdo Companies now provides these services to both BBX Capital and Bluegreen, and the monthly payment totaling approximately $25,520 to Abdo Companies is paid 50% by each of BBX Capital and Bluegreen. John E. Abdo, Vice Chairman of each of the Company, Bluegreen and BBX Capital, is the principal shareholder and Chief Executive Officer of Abdo Companies.

Director Independence

The Company’s Board of Directors has determined that Lawrence A. Cirillo, Darwin Dornbush, Joel Levy and William Nicholson, who together comprise a majority of the Board, are independent under applicable rules and regulations of the SEC and the listing standards of the NYSE. The Board made such independence determinations based on a review of transactions and relationships between each director or any member of his or her immediate family, on the one hand, and the Company and its subsidiaries and affiliates, on the other hand, as well as transactions and relationships between each director or his affiliates, on the one hand, and members of the Company’s senior management or their affiliates, on the other hand. To assist the Board in making its independence determinations, the Board adopted the following categorical standards of relationships that, in the Board’s opinion, do not constitute material relationships that impair a director’s independence: (i) serving on third party boards of directors with other members of the Board; (ii) payments or charitable gifts by the Company to entities with which a director is an executive officer or employee where such payments do not exceed the greater of $1 million annually or 2% of such entity’s consolidated gross revenues for the applicable year; and (iii) investments by directors in common with each other or the Company. As described above, all of the Company’s directors, including the Company’s independent directors, are also directors of Bluegreen.

Item 14. Principal Accounting Fees and Services

Grant Thornton LLP (“Grant Thornton”) served as the independent registered public accounting firm for the Company and Bluegreen for 2020 and 2019. The following table presents fees for professional services rendered by Grant Thornton for the audit of each company’s annual financial statements for 2020 and 2019. The table also presents, if applicable, fees billed for audit-related services, tax services and all other services rendered by Grant Thornton to the Company and Bluegreen for 2020 and 2019.

	2020	2019
(in thousands)
BVH
Audit Fees (1)	$234	$1,203
Audit-Related Fees (2)	356	-
Tax Fees	-	-
All Other Fees	-	-

Bluegreen
Audit Fees (1)	864	935
Audit-Related Fees (3)	197	197
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$1,651	$2,335

(1)Includes fees for services related to the company's annual financial statement audit and review of quarterly financial statements.

(2)Includes fees for services in connection with the Company’s Spin-off of BBX Capital.

(3)Includes fees for services related to the financial statement audit of one of Bluegreen’s subsidiaries and agreed upon procedures related to loan securitizations.

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

Exhibit No.                                      Description

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

BLUEGREEN VACATIONS CORPORATION

Dated: April 30, 2021	By:	/s/ Alan B. Levan
Alan B. Levan
Chairman of the Board of Directors, Chief Executive Officer and President