Form 10-Q
period 2021-03-31
Bluegreen Vacations Holding Corp
filed 2021-05-10
CIK 315858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2021

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

Securities registered pursuant to Section 12(b) of the Act:

Ding
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

The number of shares outstanding of each of the registrant’s classes of common stock as of May 6, 2021 is as follow:

Class A Common Stock of $.01 par value, 18,287,998 shares outstanding

Class B Common Stock of $.01 par value, 3,693,564 shares outstanding

BLUEGREEN VACATIONS HOLDING CORPORATION AND SUBSIDIARIES

FORM 10-Q TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

BLUEGREEN VACATIONS HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

	March 31,	December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$199,150	$221,118
Restricted cash ($18,297 and $20,469 in VIEs at March 31, 2021
and December 31, 2020, respectively)	40,736	35,986
Notes receivable	544,806	551,393
Less: Allowance for loan losses	(143,242)	(142,044)
Notes receivable, net ($269,082 and $292,021 in VIEs
at March 31, 2021 and December 31, 2020, respectively)	401,564	409,349
Vacation ownership interest ("VOI") inventory	345,090	347,122
Property and equipment, net	90,257	90,049
Intangible assets, net	61,411	61,431
Operating lease assets	33,927	34,415
Prepaid expenses	25,990	9,367
Other assets	39,503	41,282
Total assets	$1,237,628	$1,250,119

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable	$13,708	$10,559
Deferred income	15,257	15,745
Accrued liabilities and other	101,930	93,971
Receivable-backed notes payable - recourse	35,975	38,500
Receivable-backed notes payable - non-recourse ($325,317 and
$341,532 in VIEs at March 31, 2021 and December 31, 2020)	364,933	355,833
Note payable to BBX Capital, Inc.	75,000	75,000
Note payable and other borrowing	111,450	138,386
Junior subordinated debentures	134,391	138,177
Operating lease liabilities	35,876	35,904
Deferred income taxes	80,874	85,314
Total liabilities	969,394	987,389
Commitments and Contingencies - See Note 9
Shareholders' Equity
Preferred stock of $0.01 par value; authorized 10,000,000 shares	—	—
Class A Common Stock of $0.01 par value; authorized 30,000,000 shares;
issued and outstanding 15,624,123 in 2021 and 15,624,091 in 2020	156	156
Class B Common Stock of $0.01 par value; authorized 4,000,000 shares;
issued and outstanding 3,693,564 in 2021 and 3,693,596 in 2020	37	37
Additional paid-in capital	177,104	177,104
Accumulated earnings	13,560	10,586
Total Bluegreen Vacations Holding shareholders' equity	190,857	187,883
Non-controlling interest	77,377	74,847
Total shareholders' equity	268,234	262,730
Total liabilities and shareholders' equity	$1,237,628	$1,250,119

See accompanying Notes to Consolidated Financial Statements - Unaudited

BLUEGREEN VACATIONS HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2021	2020
Revenue:
Gross sales of VOIs	$68,250	$75,481
Provision for loan losses	(12,319)	(30,353)
Sales of VOIs	55,931	45,128
Fee-based sales commission revenue	25,718	41,365
Other fee-based services revenue	28,897	29,314
Cost reimbursements	16,608	19,120
Interest income	19,261	21,200
Other income, net	—	170
Total revenues	146,415	156,297
Costs and Expenses:
Cost of VOIs sold	5,169	4,099
Cost of other fee-based services	17,085	21,711
Cost reimbursements	16,608	19,120
Interest expense	9,735	9,898
Selling, general and administrative expenses	90,964	110,485
Other expense, net	161	—
Total costs and expenses	139,722	165,313
Income (loss) before income taxes	6,693	(9,016)
(Provision) benefit for income taxes	(1,189)	1,453
Net income (loss) from continuing operations	5,504	(7,563)
Discontinued operations
Loss from operations	—	(27,629)
Benefit for income taxes	—	4,377
Net loss from discontinued operations	—	(23,252)
Net income (loss)	5,504	(30,815)
Less: Income attributable to noncontrolling interests - continuing operations	2,530	951
Less: Loss attributable to noncontrolling interests - discontinued operations	—	(3,456)
Net income (loss) attributable to shareholders	$2,974	$(28,310)

Basic earnings (loss) per share from continuing operations	$0.15	$(0.47)
Basic loss per share from discontinued operations	—	(1.08)
Basic earnings (loss) per share	$0.15	$(1.55)
Diluted earnings (loss) per share from continuing operations	$0.15	$(0.47)
Diluted loss per share from discontinued operations	—	(1.08)
Diluted earnings (loss) per share	$0.15	$(1.55)
Basic weighted average number of common shares outstanding	19,318	18,298
Diluted weighted average number of common and common equivalent shares outstanding (1)	19,318	18,298
Cash dividends declared per Class A common share	$—	$—
Cash dividends declared per Class B common share	$—	$—

(1)Approximately 1,016,981 shares of unvested restricted stock awards were not included in the computation of diluted earnings per share for the three months ended March 31, 2020 as the shares were antidilutive due to a loss for the period.

BLUEGREEN VACATIONS HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2021	2020

Net income (loss)	$5,504	$(30,815)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	—	(550)
Unrealized loss on securities available for sale	—	(37)
Other comprehensive loss, net	—	(587)
Comprehensive income (loss) , net of tax	5,504	(31,402)
Less: Comprehensive income (loss) attributable to noncontrolling interests	2,530	(2,505)
Comprehensive income (loss) attributable to shareholders	$2,974	$(28,897)

See accompanying Notes to Consolidated Financial Statements - Unaudited.

BLUEGREEN VACATIONS HOLDING CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(In thousands, except share data)

	Shares of
	Common Stock		Common				Accumulated
	Outstanding		Stock		Additional		Other	Total	Non-
	Class		Class		Paid-in	Accumulated	Comprehensive	Shareholders'	controlling	Total
	A	B	A	B	Capital	Earnings	Income	Equity	Interests	Equity
Balance, December 31, 2020	15,624	3,694	$156	$37	$177,104	$10,586	$—	$187,883	$74,847	$262,730
Net income	—	—	—	—	—	2,974	—	2,974	2,530	5,504
Balance, March 31, 2021	15,624	3,694	$156	$37	$177,104	$13,560	$—	$190,857	$77,377	$268,234

	Shares of
	Common Stock		Common				Accumulated
	Outstanding		Stock		Additional		Other	Total	Non-
	Class		Class		Paid-in	Accumulated	Comprehensive	Shareholders'	controlling	Total
	A	B	A	B	Capital	Earnings	Income	Equity	Interests	Equity
Balance, December 31, 2019	15,106	3,192	$151	$32	$153,507	$394,551	$1,554	$549,795	$90,275	$640,070
Net loss excluding $2,743 of loss attributable to redeemable noncontrolling interest	—	—	—	—	—	(28,310)	—	(28,310)	238	(28,072)
Other comprehensive loss	—	—	—	—	—	—	(587)	(587)	—	(587)
Bluegreen purchase and retirement of common stock	—	—	—	—	(1,167)	—	—	(1,167)	(10,574)	(11,741)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(923)	(923)
Accretion of redeemable noncontrolling interest	—	—	—	—	—	(551)	—	(551)	—	(551)
Conversion of common stock from Class B to Class A	27	(27)	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	2,731	—	—	2,731	—	2,731
Balance, March 31, 2020	15,133	3,165	$151	$32	$155,071	$365,690	$967	$521,911	$79,016	$600,927

See accompanying Notes to Consolidated Financial Statements - Unaudited.

BLUEGREEN VACATIONS HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	For the Three Months Ended
	March 31,
	2021	2020
Operating activities:
Net income (loss)	$5,504	$(30,815)
Adjustment to reconcile net income (loss) to net cash
provided by operating activities:
Recoveries from loan losses, net	—	(3,512)
Provision for loan losses	12,319	30,353
Depreciation, amortization and accretion, net	5,189	6,902
Share-based compensation expense	—	2,731
Net losses on sales of real estate and property and equipment	11	3
Equity earnings of unconsolidated real estate joint ventures	—	(551)
Return on investment in unconsolidated real estate joint ventures	—	1,430
(Decrease) in deferred income tax liability	(4,440)	(6,052)
Impairment losses	—	28,283
Changes in operating assets and liabilities:
Notes receivable	(4,534)	(11,184)
VOI inventory	2,032	(356)
Trade inventory	—	312
Real estate inventory	—	1,241
Prepaids expense and other assets	(15,192)	(10,582)
Accounts payable, accrued liabilities and other, and
deferred income	11,080	(38,197)
Net cash provided by (used in) operating activities	$11,969	$(29,994)

Investing activities:
Investments in unconsolidated real estate joint ventures	—	(2,922)
Proceeds from repayment of loans receivable	—	3,909
Proceeds from sales of real estate	—	100
Additions to real estate	—	(51)
Purchases of property and equipment	(4,049)	(6,549)
Net cash used in investing activities	$(4,049)	$(5,513)

Financing activities:
Repayments of notes payable and other borrowings	$(63,484)	$(44,076)
Proceeds from notes payable and other borrowings	42,350	118,943
Redemption of junior subordinated debentures	(4,004)	—
Payments for debt issuance costs	—	(185)
Purchase and retirement of subsidiary common stock	—	(11,741)
Dividends paid on common stock	—	(1,144)
Distributions to noncontrolling interests	—	(923)
Net cash (used in) provided by financing activities	$(25,138)	$60,874
Net (decrease) increase in cash and cash equivalents
and restricted cash	(17,218)	25,367
Cash, cash equivalents and restricted cash at beginning of period	257,104	406,870
Cash, cash equivalents and restricted cash at end of period	$239,886	$432,237

BLUEGREEN VACATIONS HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

Supplemental cash flow information:
Interest paid on borrowings, net of amounts capitalized	$1,818	$9,095
Income taxes paid	228	217
Supplementary disclosure of non-cash investing and financing activities:
Increase in other assets upon issuance of Community Development District Bonds	—	185
Assumption of Community Development District Bonds by homebuilders	—	1,532
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	199,150	379,844
Restricted cash	40,736	34,190
Discontinued operations cash	—	18,203
Total cash, cash equivalents, and restricted cash	$239,886	$432,237

See accompanying Notes to Consolidated Financial Statements - Unaudited.

BLUEGREEN VACATIONS HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1. Organization and Basis of Financial Statement Presentation

Bluegreen Vacations Holding Corporation (formerly BBX Capital Corporation) and its subsidiaries (the “Company” “we,” “us,” or “our”) is a Florida-based holding company. Bluegreen Vacations Holding Corporation as a standalone entity without its subsidiaries is sometimes referred to herein as “BVH”. BVH has prepared the accompanying unaudited consolidated financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

In the Company’s opinion, the financial information furnished herein reflects all adjustments consisting of normal recurring items necessary for a fair presentation of its financial position, results of operations, and cash flows for the interim periods reported in this Quarterly Report on Form 10-Q. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and, accordingly, actual results could differ from those estimates. Due to the unprecedented impact and uncertainties related to the Coronavirus Disease 2019 (“COVID-19”) pandemic, including its potential future impact and other factors, the results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or any other future interim or annual periods. The accompanying financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2020, included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2021 (the “2020 Annual Report on Form 10-K”).

Our Business

On September 30, 2020, BVH completed its spin-off of BBX Capital, Inc. (“BBX Capital”), the former wholly owned subsidiary of BVH which became a separate public company as a result of the spin-off and holds all of BVH’s historical business and investments other than BVH’s investment in Bluegreen Vacations Corporation (“Bluegreen”), a leading vacation ownership company that markets and sells vacation ownership interests (“VOIs”) and manages resorts in popular leisure and urban destinations. As a result of the spin-off the Company is a “pure play” holding company whose sole investment is its ownership of Bluegreen.

Prior to May 5, 2021, BVH beneficially owned approximately 93% of Bluegreen’s outstanding common stock. On May 5, 2021, BVH acquired all of the approximately 7% of the outstanding shares of Bluegreen’s common stock not previously beneficially owned by BVH through a statutory short-form merger under Florida law. In connection with the merger, Bluegreen’s shareholders (other than BVH) are entitled to receive 0.51 shares of BVH’s Class A Common Stock for each share of Bluegreen’s common stock that they held at the effective time of the merger. Based on the number of shares of Bluegreen’s common stock outstanding prior to the effective time of the merger, it is estimated that BVH will issue approximately 2,664,000 shares of its Class A Common Stock in connection with the merger. As a result of the completion of the merger, Bluegreen has become a wholly owned subsidiary of BVH and Bluegreen’s common stock is no longer publicly traded.

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

Basis of Financial Statement Presentation

The unaudited consolidated financial statements include the accounts of BVH’s wholly owned subsidiaries, other entities in which BVH or its consolidated subsidiaries hold controlling financial interests, and any VIEs in which BVH or one of its consolidated subsidiaries is deemed the primary beneficiary of the VIE. All significant inter-company accounts and transactions have been eliminated in consolidation.

Continued Impact of COVID-19 on our Business

The Company continues to be adversely affected by the economic impact of the COVID-19 pandemic. In response to the pandemic, Bluegreen temporarily closed all of its VOI sales centers and marketing operations in the last week of March 2020 and took other measures with a goal of mitigating the impact of the pandemic and positioning Bluegreen to navigate the pandemic successfully. By March 31, 2021, Bluegreen was operating marketing kiosks at 105 Bass Pro Shops and Cabela’s stores, including 7 new Cabela’s locations opened during the three months ended March 31, 2021; had reactivated the Choice Hotels call transfer program; had reopened all of its resorts; and reopened all but two of its VOI sales centers. Further, resort occupancy rates were approximately 70% at resorts with sales centers for the first quarter of 2021 compared to 66% in the first quarter of 2020 and vacation packages sold were 15% higher in the first quarter of 2021 compared to the first quarter of 2020. Although this trend of reduced travel for vacation packages sold prior to the COVID-19 pandemic still exists, Bluegreen is encouraged by the eagerness of its owners to travel to its resorts and for the first quarter of 2021 Bluegreen sold 49,000 vacation packages compared to 43,000 in the first quarter of 2020.

Use of Estimates

The Company’s financial statements are prepared in conformity with GAAP, which requires it to make estimates based on assumptions about current and, for some estimates, future economic and market conditions which affect reported amounts and related disclosures in its financial statements. Although the Company’s current estimates contemplate current and expected future conditions, as applicable, actual conditions could differ from its expectations, which could materially affect its results of operations and financial position. In particular, a number of estimates have been and will continue to be affected by the ongoing COVID-19 pandemic. The severity, magnitude and duration, as well as the economic consequences of the COVID-19 pandemic, are uncertain, rapidly changing and difficult to predict. As a result, accounting estimates and assumptions may change over time in response to COVID-19. Such changes could result in, among other adjustments, future impairments of intangibles and long-lived assets, incremental credit losses on Bluegreen’s VOI notes receivable, a decrease in the carrying amount of tax assets, or an increase in other obligations as of the time of a relevant measurement event.

Reclassification of Prior Period Presentation

Certain prior period balances were reclassified to conform to the current period presentation. The reclassification had no impact on the Company’s unaudited statements of operations and comprehensive income or its unaudited statements of cash flows.

2. Recently Issued Accounting Pronouncements

Future Adoption of Recently Issued Accounting Pronouncements

The FASB has issued the following accounting pronouncement and guidance relevant to the Company’s operations which had not yet been adopted as of March 31, 2021:

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effect of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”), which provides relief for companies preparing for the discontinuation of LIBOR in response to the Financial Conduct Authority (the regulatory authority over LIBOR) plan for a phase out of regulatory oversight of LIBOR interest rate indices after 2021 to allow for an orderly transition to an alternate reference rate. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to LIBOR for promissory notes or other contracts that are currently indexed to LIBOR. The ARRC has proposed a market transition plan to SOFR from LIBOR and organizations are currently working on transition plans as it relates to derivatives and cash markets exposed to LIBOR. Although Bluegreen’s VOIs notes receivable from its borrowers are not indexed to LIBOR, as of March 31, 2021 the Company had $171.1 million of LIBOR indexed junior subordinated debentures, $66.7 million of LIBOR indexed receivable-backed notes payable and lines of credit, and $108.1 million of LIBOR indexed lines of credit and notes payable (which are not receivable-backed) that mature after 2021. Companies can apply ASU 2020-04 immediately. However, the guidance will only be available for a limited time, generally through December 31, 2022. The Company has not yet adopted this standard and is evaluating the potential impact that the eventual replacement of the LIBOR benchmark interest rate could have on its results of operations, liquidity and consolidated financial statements.

3. Revenue From Contracts with Customers

The table below sets forth the Company’s disaggregated revenue by category from contracts with customers (in thousands).

	For the Three Months Ended
	March 31,
	2021	2020

Sales of VOIs (1)	$55,931	$45,128
Fee-based sales commission revenue (1)	25,718	41,365
Resort and club management revenue (2)	24,928	25,029
Cost reimbursements (2)	16,608	19,120
Title fees and other (1)	2,274	2,723
Other revenue (2)	1,695	1,562
Revenue from customers	127,154	134,927
Interest income (3)	19,261	21,200
Other income, net	—	170
Total revenue	$146,415	$156,297

(1) Included in the Company’s sales of VOIs and financing segment described in Note 12.

(2) Included in the Company’s resort operations and club management segment described in Note 12.

(3) Interest income of $19.1 million and $20.1 million for the three months ended March 31, 2021 and 2020, respectively, is included in the Company’s sales of VOIs and financing segment described in Note 12.

Please refer to Note 12: Segment Reporting below for more details related to the Company’s segments.

4. Notes Receivable

The table below provides information relating to Bluegreen’s notes receivable and its allowance for loan losses (dollars in thousands):

	As of
	March 31,	December 31,
	2021	2020
Notes receivable secured by VOIs:
VOI notes receivable - non-securitized	$179,389	$156,078
VOI notes receivable - securitized	365,417	395,315
Gross VOI notes receivable	544,806	551,393
Allowance for loan losses - non-securitized	(46,907)	(38,750)
Allowance for loan losses - securitized	(96,335)	(103,294)
Allowance for loan losses	(143,242)	(142,044)
VOI notes receivable, net	$401,564	$409,349
Allowance as a % of Gross VOI notes receivable	26%	26%

The weighted-average interest rate charged on Bluegreen’s notes receivable secured by VOIs was 15.1% and 15.0% at March 31, 2021 and December 31, 2020, respectively. All of Bluegreen’s VOI loans bear interest at fixed rates. Bluegreen’s VOI notes receivable are generally secured by property located in Florida, Missouri, Nevada, South Carolina, Tennessee, and Wisconsin.

Allowance for Loan Losses

The activity in Bluegreen’s allowance for loan losses was as follows (in thousands):

	For the Three Months Ended
	March 31,
	2021	2020
Balance, beginning of period	$142,044	$140,630
Provision for loan losses	12,319	30,353
Less: Write-offs of uncollectible receivables	(11,121)	(15,817)
Balance, end of period	$143,242	$155,166

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

The COVID-19 pandemic has had a material adverse impact on unemployment in the United States and economic conditions in general and the impact may continue for some time. In March 2020, Bluegreen recorded an additional allowance of $12.0 million which included its estimate at that time of customer defaults as a result of changing economic factors related to the COVID-19 pandemic. Bluegreen believes that the COVID-19 pandemic will continue to have an impact on the collectability of its VOI notes receivable. Bluegreen continues to evaluate the impact of the COVID-19 pandemic on its default or delinquency rates as it is rapidly changing and highly uncertain. Bluegreen’s estimates may not prove to be correct and its allowance for loan losses may not prove to be adequate.

Additional information about Bluegreen’s VOI notes receivable by year of origination is as follows as of March 31, 2021 (in thousands):

	Year of Origination
	2021	2020	2019	2018	2017	2016 and Prior	Total

701+	$20,054	$64,272	$77,853	$51,834	$34,447	$56,733	$305,193
601-700	13,783	41,385	42,192	31,643	22,725	51,915	203,643
<601 (1)	718	3,744	4,272	2,821	1,996	5,602	19,153
Other (2)	—	605	1,179	3,678	3,620	7,735	16,817
Total by FICO score	$34,555	$110,006	$125,496	$89,976	$62,788	$121,985	$544,806

Defaults	$—	$2,054	3,272	$2,780	$1,909	$1,106	$11,121
Allowance for loan loss	$9,036	$33,497	$36,001	$25,168	$15,308	$24,232	$143,242

Delinquency status:
Current	$34,485	$105,915	$119,847	$83,452	$57,110	$110,863	$511,672
31-60 days	70	1,118	1,245	890	402	865	4,590
61-90 days	—	1,015	1,302	667	738	912	4,634
Over 91 days (2)	—	1,958	3,102	4,967	4,538	9,345	23,910
Total	$34,555	$110,006	$125,496	$89,976	$62,788	$121,985	$544,806

(1)Includes VOI notes receivable attributable to borrowers without a FICO score (who are primarily foreign borrowers).

(2)Includes $13.1 million related to VOI notes receivable that, as of March 31, 2021, had defaulted, but the related VOI note receivable balance had not yet been charged off in accordance with the provisions of certain of Bluegreen’s receivable-backed notes payable transactions. These VOI notes receivable have been reflected in the allowance for loan losses.

Additional information about Bluegreen’s VOI notes receivable by year of origination is as follows as of December 31, 2020 (in thousands):

	Year of Origination
	2020	2019	2018	2017	2016	2015 and Prior	Total

701+	$70,874	$85,294	$56,490	$37,371	$27,638	$35,693	$313,360
601-700	42,095	44,672	34,181	24,700	22,656	34,779	203,083
<601 (1)	3,737	4,491	3,003	2,113	2,188	3,954	19,486
Other (2)	29	567	3,805	3,476	2,336	5,251	15,464
Total by FICO score	$116,735	$135,024	$97,479	$67,660	$54,818	$79,677	$551,393

Defaults	$1,678	$13,678	14,297	$9,331	$7,299	$9,244	$55,527
Allowance for loan loss	$33,441	$37,845	$27,552	$16,794	$12,097	$14,315	$142,044

Delinquency status:
Current	$113,954	$129,817	$89,744	$61,279	$50,671	$71,646	$517,111
31-60 days	1,040	1,531	1,093	925	547	642	5,778
61-90 days	807	1,137	931	777	365	524	4,541
Over 91 days (2)	934	2,539	5,711	4,679	3,235	6,865	23,963
Total	$116,735	$135,024	$97,479	$67,660	$54,818	$79,677	$551,393

(1)Includes VOI notes receivable attributable to borrowers without a FICO score (who are primarily foreign borrowers).

(2)Includes $11.4 million related to VOI notes receivable that, as of December 31,2020, had defaulted, but the related VOI note receivable balance had not yet been charged off in accordance with the provisions of certain of Bluegreen’s receivable-backed notes payable transactions. These VOI notes receivable have been reflected in the allowance for loan losses.

The percentage of gross notes receivable outstanding by FICO score of the borrower at the time of origination were as follows:

	As of
	March 31,	December 31,
	2021	2020
FICO Score
No Score (1)	1%	1%
<600	3	3
601-699	38	37
700+	58	59
	100%	100%

(1)VOI notes receivable attributable to borrowers without a FICO score (who are primarily foreign borrowers).

Bluegreen’s notes receivable are carried at amortized cost less an allowance for loan losses. Interest income is suspended, and previously accrued but unpaid interest income is reversed, on all delinquent notes receivable when principal or interest payments are more than 90 days contractually past due and not resumed until such loans are less than 90 days past due. As of March 31, 2021 and December 31, 2020, $23.9 million and $24.0 million, respectively, of Bluegreen’s VOI notes receivable were more than 90 days past due, and accordingly, consistent with its policy, were not accruing interest income. After approximately 127 days, Bluegreen’s VOI notes receivable are generally written off against the allowance for loan loss. Accrued interest was $3.8 million and $3.9 million as of March 31, 2021 and December 31, 2020, respectively, and is included within other assets in the Company’s unaudited consolidated balance sheets herein.

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

In these securitizations, Bluegreen generally retains a portion of the securities and continues to service the securitized notes receivable. Under these arrangements, the cash payments received from obligors on the receivables sold are generally applied monthly to pay fees to service providers, make interest and principal payments to investors, and fund required reserves, if any, with the remaining balance of such cash retained by Bluegreen; however, to the extent the portfolio of receivables fails to satisfy specified performance criteria (as may occur due to, among other things, an increase in default rates or credit loss severity) or other trigger events occur, the funds received from obligors are required to be distributed on an accelerated basis to investors. Depending on the circumstances and the transaction, the application of the accelerated payment formula may be permanent or temporary until the trigger event is cured. As of March 31, 2021, Bluegreen was in compliance with all terms under its securitization transactions, and no trigger events had occurred but there is no assurance that compliance will be maintained in the future.

In accordance with applicable accounting guidance for the consolidation of VIEs, Bluegreen analyzes its variable interests, which may consist of loans, servicing rights, guarantees, and equity investments, to determine if an entity in which Bluegreen has a variable interest is a VIE. The analysis includes a review of both quantitative and qualitative factors. Bluegreen bases its quantitative analysis on the forecasted cash flows of the entity and it bases its qualitative analysis on the structure of the entity, including its decision-making ability and authority with respect to the entity, and relevant financial agreements. Bluegreen also uses its qualitative analysis to determine if it must consolidate a VIE as the primary beneficiary. In accordance with applicable accounting guidance, Bluegreen has determined these securitization entities to be VIEs of which it is the primary beneficiary and, therefore, Bluegreen consolidates the entities into its financial statements.

Under the terms of certain of Bluegreen’s VOI note sales, Bluegreen has the right to repurchase or substitute a limited amount of defaulted notes for new notes at the outstanding principal balance plus accrued interest. Voluntary repurchases and substitutions by Bluegreen of defaulted notes for the three months ended March 31, 2021 and 2020 were $3.8 million and $4.3 million, respectively. Bluegreen’s maximum exposure to loss relating to its non-recourse securitization entities is the difference between the outstanding VOI notes receivable and the notes payable, plus cash reserves and any additional residual interest in future cash flows from collateral.

The assets and liabilities of Bluegreen’s consolidated VIEs are as follows (in thousands):

	As of
	March 31,	December 31,
	2021	2020

Restricted cash	$18,297	$20,469
Securitized notes receivable, net	269,082	292,021
Receivable backed notes payable - non-recourse	325,317	341,532

The restricted cash and the securitized notes receivable balances disclosed in the table above are restricted to satisfy obligations of the VIEs.

6. Inventory

Bluegreen’s VOI inventory consists of the following (in thousands):

	As of
	March 31,	December 31,
	2021	2020

Completed VOI units	$264,774	$268,686
Construction-in-progress	8,175	—
Real estate held for future development	72,141	78,436
Total	$345,090	$347,122

7. Debt

Lines-of-Credit and Notes Payable

Bluegreen has outstanding borrowings with various financial institutions and other lenders. Financial data related to Bluegreen’s lines of credit and notes payable (other than receivable-backed notes payable, which are discussed below) as of March 31, 2021 and December 31, 2020, were as follows (dollars in thousands):

	As of
	March 31, 2021			December 31, 2020
	Balance	Interest Rate	Carrying Amount of Pledged Assets	Balance	Interest Rate	Carrying Amount of Pledged Assets

NBA Éilan Loan	—	—	—	15,903	4.75%	28,491
Fifth Third Syndicated LOC	20,000	2.50%	37,488	30,000	2.25%	50,822
Fifth Third Syndicated Term	92,500	2.51%	173,383	93,750	2.25%	158,817
Unamortized debt issuance costs	(1,050)	—	—	(1,267)	—	—
Total	$111,450		$210,871	$138,386		$238,130

NBA Éilan Loan. In March 2021, Bluegreen repaid in full the outstanding balance at that time of $15.6 million on the NBA Éilan Loan. Accordingly, the related unamortized debt issuance costs of $0.2 million were written off during the first quarter of 2021.

Except as described above, there were no new debt issuances or significant changes related to the above listed lines-of-credit or notes payable during the three ended months March 31, 2021. See Note 10 to the Company’s Consolidated Financial Statements included in its 2020 Annual Report on Form 10-K for additional information regarding these lines-of-credit and notes payable.

Receivable-Backed Notes Payable

Financial data related to Bluegreen’s receivable-backed notes payable facilities as of March 31, 2021 and December 31, 2020 was as follows (dollars in thousands):

	As of
	March 31, 2021			December 31, 2020
	Debt Balance	Interest Rate	Principal Balance of Pledged/ Secured Receivables	Debt Balance	Interest Rate	Principal Balance of Pledged/ Secured Receivables

Receivable-backed notes payable - recourse:
Liberty Bank Facility	$10,000	3.40%	$13,799	$10,000	3.40%	$13,970
NBA Receivables Facility	15,975	3.00%	21,616	19,877	3.32%	26,220
Pacific Western Facility	10,000	3.04%	13,661	8,623	3.15%	13,131
Total	35,975		49,076	38,500		53,321

Receivable-backed notes payable - non-recourse:
Liberty Bank Facility (1)	$4,341	3.40%	$5,990	$2,316	3.40%	$3,235
NBA Receivables Facility (2)	24,752	3.00%	33,492	11,985	3.32%	15,809
Pacific Western Facility (3)	10,523	3.04%	14,375	—	—	—
KeyBank/DZ Purchase Facility	10,867	2.50%	13,101	—	—	—
Quorum Purchase Facility	27,130	4.75-5.10%	31,567	29,788	4.75-5.10%	34,651
2013 Term Securitization	10,294	3.20%	11,855	11,922	3.20%	13,483
2015 Term Securitization	20,340	3.02%	22,181	22,560	3.02%	24,475
2016 Term Securitization	32,684	3.35%	36,973	35,700	3.35%	40,221
2017 Term Securitization	47,750	3.12%	54,725	51,470	3.12%	58,907
2018 Term Securitization	66,947	4.02%	78,320	72,486	4.02%	84,454
2020 Term Securitization	114,744	2.60%	129,713	123,600	2.60%	139,052
Unamortized debt issuance costs	(5,439)	---	—	(5,994)	---	—
Total	364,933		432,292	355,833		414,287
Total receivable-backed debt	$400,908		$481,368	$394,333		$467,608

(1)Recourse on the Liberty Bank Facility is limited to $10.0 million, subject to certain exceptions.

(2)Recourse to Bluegreen/Big Cedar Vacations was reduced to $16.0 million as of March 31, 2021 and will be reduced by $1.3 million per month until it reaches a floor of $10.0 million.

(3)Recourse on the Pacific Western Facility is limited to $10.0 million, subject to certain exceptions.

There were no new debt issuances or significant changes related to the above listed facilities during the three months ended March 31, 2021. See Note 10 to the Company’s Consolidated Financial Statements included in its 2020 Annual Report on Form 10-K for additional information regarding the receivable-backed notes payable facilities.

Junior Subordinated Debentures

Financial data relating to the Company’s junior subordinated debentures as of March 31, 2021 and December 31, 2020 was as follows (dollars in thousands):

	March 31, 2021		December 31, 2020
		Effective		Effective
	Carrying	Interest	Carrying	Interest	Maturity
	Amounts	Rates (1)	Amounts	Rates (1)	Years (2)
Woodbridge - Levitt Capital Trusts I - IV	$66,302	4.01 - 4.05%	$66,302	4.01 - 4.04%	2035 - 2036
Bluegreen Statutory Trusts I - VI	104,777	5.01 - 5.10%	110,827	5.01 - 5.12%	2035 - 2037
Unamortized debt issuance costs	(1,039)		(1,057)
Unamortized purchase discount	(35,649)		(37,895)
Total junior subordinated debentures	$134,391		$138,177

(1)The Company’s junior subordinated debentures bear interest at three-month LIBOR (subject to quarterly adjustment) plus a spread ranging from 3.80% to 4.90%.

(2)All of the junior subordinated debentures were eligible for redemption by Woodbridge Holding Corporation (“Woodbridge”) and Bluegreen, as applicable, as of March 31, 2021 and December 31, 2020. Woodbridge is a wholly owned subsidiary of BVH through which it holds its investments in Bluegreen.

During February 2021, Bluegreen purchased approximately $4.0 million of BST II trust preferred securities (par value of $6.1 million) for approximately $4.0 million and delivered such securities to the trust in exchange for the cancellation of par value of $6.1 million of Bluegreen’s junior subordinated debentures held by BST II.

Availability

As of March 31, 2021, BVH and its subsidiaries were in compliance with all financial debt covenants under its debt instruments. As of March 31, 2021, Bluegreen had availability of approximately $271.4 million under its receivable-backed purchase and credit facilities, inventory lines of credit and corporate credit line, subject to eligible collateral and the terms of the facilities, as applicable.

Note Payable to BBX Capital

In connection with its spin-off of BBX Capital in September 2020, BVH issued a $75.0 million note payable to BBX Capital that accrues interest at a rate of 6% per annum and requires payments of interest on a quarterly basis. Under the terms of the note, BVH has the option in its discretion to defer interest payments under the note, with interest on the outstanding balance thereafter to accrue at a compounded rate of 8% per annum until such time as BVH is current on all accrued payments under the note, including deferred interest. All outstanding amounts will become due and payable in five years or earlier upon certain other events. As of March 31, 2021, and December 31, 2020, $1.1 million was included in other liabilities as accrued interest payable in the Company’s unaudited consolidated balance sheet in connection with this note payable.

8. Fair Value of Financial Instruments

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

The carrying amounts of financial instruments included in the consolidated financial statements and their estimated fair values as of March 31, 2021 and December 31, 2020 were as follows (in thousands):

	As of March 31, 2021		As of December 31, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash and cash equivalents	$199,150	$199,150	$221,118	$221,118
Restricted cash	40,736	40,736	35,986	35,986
Notes receivable, net	401,564	545,870	409,349	549,819
Note payable to BBX Capital, Inc.	75,000	77,720	75,000	78,218
Lines-of-credit, notes payable, and
receivable-backed notes payable	512,358	518,300	532,719	547,400
Junior subordinated debentures	134,391	120,000	138,177	133,500

Cash and cash equivalents. The amounts reported in the unaudited consolidated balance sheets for cash and cash equivalents approximate fair value.

Restricted cash. The amounts reported in the unaudited consolidated balance sheets for restricted cash approximate fair value.

Notes receivable, net.  The fair value of Bluegreen’s notes receivable is estimated using Level 3 inputs and is based on estimated future cash flows considering contractual payments and estimates of prepayments and defaults, discounted at a market rate.

Note Payable to BBX Capital. The fair value of the note payable to BBX Capital was determined using Level 3 inputs by discounting the net cash outflows estimated to be used to repay the debt.

Lines-of-credit, notes payable, and receivable-backed notes payable. The amounts reported in the Company’s unaudited consolidated balance sheets for lines of credit, notes payable, and receivable-backed notes payable, approximate fair value for indebtedness that provides for variable interest rates. The fair value of the Company’s fixed-rate, receivable-backed notes payable was determined using Level 3 inputs by discounting the net cash outflows estimated to be used to repay the debt. These obligations are to be satisfied using the proceeds from the consumer loans that secure the obligations.

Junior subordinated debentures. The fair value of the Company’s junior subordinated debentures is estimated using Level 3 inputs based on the contractual cash flows discounted at a market rate or based on market price quotes from the over-the-counter bond market.

9. Commitments and Contingencies

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

BVH Litigation

As of March 31, 2021, there were no material pending legal proceedings against BVH or its subsidiaries other than those involving Bluegreen as described below.

Bluegreen Litigation

The following is a description of certain material pending legal proceedings involving Bluegreen:

On September 22, 2017, Stephen Potje, Tamela Potje, Sharon Davis, Beafus Davis, Matthew Baldwin, Tammy Baldwin, Arnor Lee, Angela Lee, Gretchen Brown, Paul Brown, Jeremy Estrada, Emily Estrada, Michael Oliver, Carrie Oliver, Russell Walters, Elaine Walters, and Mike Ericson, individually and on behalf of all other similarly situated, filed a purported class action lawsuit against Bluegreen which asserts claims for alleged violations of the Florida Deceptive and Unfair Trade Practices Act and the Florida False Advertising Law. In the complaint, the plaintiffs alleged the making of false representations in connection with Bluegreen’s sales of VOIs. The purported class action lawsuit was dismissed without prejudice after mediation. However, during April 2018, plaintiffs re-filed their individual claims in Palm Beach County Circuit Court. Subsequently on October 15, 2019, the Court entered an order granting summary judgment in favor of Bluegreen and dismissed all claims. Bluegreen has moved for reimbursement of its attorneys’ fees. Plaintiffs have appealed the summary judgment order.

On February 28, 2018, Oscar Hernandez and Estella Michael filed purported class action litigation in San Bernardino Superior Court against Bluegreen Vacations Unlimited (“BVU”), Bluegreen’s wholly owned subsidiary.  The central claims in the complaint, as amended during June 2018, included alleged failures to pay overtime and wages at termination and to provide meal and rest periods, as well as claims relating to non-compliant wage statements and unreimbursed business expenses; and a claim under the Private Attorney’s General Act. Plaintiffs seek to represent a class of approximately 660 hourly, non-exempt employees who worked in the state of California since March 1, 2014.  In April 2019, the parties mediated and agreed to settle the matter for an immaterial amount. Final approval of the settlement was entered by the court on January 21, 2021. Full payment was made in February 2021 and all obligations have been satisfied.

On June 28, 2018, Melissa S. Landon, Edward P. Landon, Shane Auxier and Mu Hpare, individually and on behalf of all others similarly situated, filed a purported class action lawsuit against Bluegreen and BVU asserting claims for alleged violations of the Wisconsin Timeshare Act, Wisconsin law prohibiting illegal referral selling, and Wisconsin law prohibiting illegal attorney’s fee provisions. Plaintiffs allegations include that Bluegreen failed to disclose the identity of the seller of real property at the beginning of Bluegreen’s initial contact with the purchaser; that Bluegreen misrepresented who the seller of the real property was; that Bluegreen misrepresented the buyer’s right to cancel; that Bluegreen included an illegal attorney’s fee provision in the sales document(s); that Bluegreen offered an illegal “today only” incentive to purchase; and that Bluegreen utilized an illegal referral selling program to induce the sale of VOIs. Plaintiffs seek certification of a class consisting of all persons who, in Wisconsin, purchased from Bluegreen one or more VOIs within six years prior to the filing of this lawsuit. Plaintiffs seek statutory damages, attorneys’ fees and injunctive relief. Bluegreen moved to dismiss the case, and on November 27, 2019, the Court issued a ruling granting the motion in part. Bluegreen has answered the remaining claims and discovery is ongoing. Bluegreen believes the lawsuit is without merit and intends to vigorously defend the action.

On January 7, 2019, Shehan Wijesinha filed a purported class action lawsuit alleging violations of the Telephone Consumer Protection Act (the “TCPA”). It is alleged that BVU called plaintiff’s cell phone for telemarketing purposes using an automated dialing system, and that plaintiff did not give BVU his express written consent to do so. Plaintiff seeks certification of a class comprised of other persons in the United States who received similar calls from or on behalf of BVU without the person’s consent. Plaintiff seeks monetary damages, attorneys’ fees and injunctive relief. Bluegreen believes the lawsuit is without merit and intends to vigorously defend the action. On July 15, 2019, the court entered an order staying this case pending a ruling from the Federal Communications Commission clarifying the definition of an automatic telephone dialing system under the TCPA and the decision of the Eleventh Circuit in a separate action brought against a VOI company by a plaintiff alleging violations of the TCPA. On January 7, 2020, the Eleventh Circuit issued a ruling consistent with BVU’s position, and on June 26, 2020, the FCC also issued a favorable ruling. The case was stayed pending the United States Supreme Court’s decision in Facebook, Inc. v. Duguid, which issued a ruling favorable to Bluegreen’s position on April 1, 2021. Bluegreen believes the Facebook ruling disposes of the plaintiff’s claim and filings have been made with the court seeking dismal of the case.

On July 18, 2019, Eddie Boyd, et al. filed an action alleging that BVU and co-defendants violated the Missouri Merchandise Practices Act for allegedly making false statements and misrepresentations with respect to the sale of VOIs. Plaintiffs further have filed a purported class action allegation that BVU’s charging of an administrative processing fee constitutes the unauthorized practice of law, and have also asserted that Bluegreen and its outside counsel engaged in abuse of process by filing a lawsuit against plaintiffs’ counsel (The Montgomery Law Firm). Plaintiffs seek monetary damages, attorneys’ fees and injunctive relief. On August 31, 2020, the court certified a class regarding the unauthorized practice of law claim and dismissed the claims regarding abuse of process. On January 11, 2021, the Court issued an order that the class members are not entitled to rescission of their contracts because they failed to plead fraud in the inducement. Discovery is ongoing. Bluegreen believes the lawsuit is without merit and intends to move to decertify the class.

On July 7, 2020, Robert Barban and approximately 172 other plaintiffs filed an action against Bluegreen’s subsidiaries, Bluegreen Resorts Management, Inc. (“BRM”) and Vacation Trust, Inc. (“VTI”), seeking a financial review. Plaintiffs allege that the allocation system in place does not allow them to freely and easily use, occupy, and enjoy the accommodations and facilities. They also allege that BRM has unreasonably escalated operating costs and that VTI failed to protect the plaintiffs from these costs. On April 14, 2021, the court entered an order dismissing the case without prejudice.

On July 14, 2020, Kenneth Johansen, individually and on behalf of all others similarly situated, filed a purported class action against BVU for alleged violations of the TCPA. Specifically, the named plaintiff alleges that he received numerous telemarketing calls from BVU while he was on the National Do Not Call Registry. Bluegreen filed a motion to dismiss, and plaintiff in response filed an amended complaint on September 18, 2020. On February 18, 2021, plaintiff filed a motion for class certification seeking to certify a class of thousands of individual proposed class members. On April 15, 2021 a court ordered mediation was conducted at which time the parties were not able to resolve the lawsuit. Discovery is ongoing. Bluegreen intends to oppose the class certification and vigorously defend the action.

On August 30, 2020, over 100 VOI owners at The Manhattan Club (“TMC”) sued BVU and certain unaffiliated entities (the “Non-Bluegreen Defendants”). The complaint included claims arising out of alleged misrepresentations made during the sale of VOIs at TMC and certain post-sale operational practices, including allegedly charging owners excessive annual maintenance fees and implementing reservation policies that restrict the ability of VOI owners to use their points to access the resort while allowing the general public to make reservations. The plaintiffs assert in the complaint that Bluegreen acquired operational control of TMC from the Non-Bluegreen Defendants in 2018 and assumed joint liability for any prior wrongdoing by them. Bluegreen believes this assertion to be erroneous and that the claims against BVU are without merit.

On March 15, 2018, BVU entered into an Agreement for Purchase and Sale of Assets with T. Park Central, LLC, O. Park Central, LLC, and New York Urban Ownership Management, LLC, (collectively “New York Urban”) (“Purchase and Sale Agreement”), which provided for the purchase of The Manhattan Club inventory over a number of years and the management contract for The Manhattan Club Association, Inc. On October 7, 2019, New York Urban initiated arbitration proceedings against BVU alleging that The Manhattan Club Association, Inc. (of which BVU was a member) was obligated to pay an increased management fee to a New York Urban affiliate and that this higher amount would be the benchmark for BVU’s purchase of the management contract under the parties’ Purchase and Sale Agreement. New York Urban also sought damages in the arbitration proceedings in excess of $10 million for promissory estoppel and tortious interference.  On November 19, 2019, the parties participated in mediation but did not resolve the matter. On November 20, 2019, New York Urban sent a letter to BVU advising that it was: (1) withdrawing its arbitration demand; (2) notifying the Board that it was not seeking to execute the proposed amendment to the Management Agreement that was originally sent to Bluegreen on April 24, 2019; and (3) was not going to pay itself a management fee for the 2020 operating year in an amount exceeding the 2019 operating year (i.e., $6.5 million). On November 21, 2019, BVU sent New York Urban a Notice of Termination of the Purchase and Sale Agreement. On November 25, 2019, New York Urban sent its own Notice of Termination and a separate letter containing an offer to compromise if BVU resigned its position on the Board and permitted New York Urban to enforce its rights to the collateral. On November 29, 2019, BVU accepted the offer and on December 18, 2019, BVU provided New York Urban with resignations of its members on the Board of Directors.

On April 2, 2021, New York Urban initiated new arbitration proceedings against BVU, alleging it is owed over $70 million for periodic inventory closings that have not occurred since the Purchase and Sale Agreement was terminated or that will not occur because of the termination. New York Urban also seeks over $50 million because, due to the Purchase and Sale Agreement’s termination, the closing on the management contract will not occur. Bluegreen believes this new claim is without merits.

Commencing in 2015, it came to Bluegreen’s attention that its collection efforts with respect to its VOI notes receivable were being impacted by a then emerging, industry-wide trend involving the receipt of  “cease and desist” letters from exit firms and attorneys purporting to represent certain VOI owners. Following receipt of these letters, Bluegreen is unable to contact the owners unless allowed by law. Bluegreen believes these exit firms have encouraged such owners to become delinquent and ultimately default on their obligations and that such actions and its inability to contact the owners have been a material factor in the increase in its annual default rates. Bluegreen’s average annual default rates have increased from 6.9% in 2015 to 9.6% to date in 2021. Bluegreen also estimates that approximately 11.9% of the total delinquencies on its VOI notes receivable as of March 31, 2021 related to VOI notes receivable subject to this issue. Bluegreen has in a number of cases pursued, and may in the future pursue, legal action against the VOI owners, and as described below, against the exit firms.

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

On November 13, 2020, Bluegreen filed a lawsuit against timeshare exit firm, Carlsbad Law Group, LLP, and certain of its associated law firms and affiliates. On December 30, 2020, Bluegreen filed a lawsuit against timeshare exit firm, The Molfetta Law Firm, and certain of its associated law firms and affiliates. In both of these actions, Bluegreen makes substantially the same claims against the timeshare exit firms and its associated law firms and affiliates as those made in its action against The Montgomery Law Firm described above. Discovery is ongoing in both actions.

Other Commitments, Contingencies and Guarantees

Bluegreen, indirectly through BVU has an exclusive marketing agreement with Bass Pro, a nationally-recognized retailer of fishing, marine, hunting, camping and sports gear, that provides it with the right to market and sell vacation packages at kiosks in each of Bass Pro’s retail locations and through other means. Pursuant to a settlement agreement Bluegreen entered into with Bass Pro and its affiliates during June 2019, Bluegreen paid Bass Pro $20.0 million and agreed to, among other things, make five annual payments to Bass Pro of $4.0 million in January of each year, commencing in 2020. Bluegreen made two annual payments of $4.0 million to Bass Pro during both January 2020 and 2021. As of March 31, 2021 and December 31, 2020, $10.9 and $14.7 million was accrued in accrued liabilities and other in the unaudited consolidated balance sheet, for the remaining payments required by the settlement agreement.

During the three months ended March 31, 2021 and 2020, VOI sales to prospects and leads generated by the agreement with Bass Pro accounted for approximately 13% and 10%, respectively, of Bluegreen’s VOI sales volume. Subject to the terms and conditions of the settlement agreement, Bluegreen will generally be required to pay the fixed annual fee with respect to at least 59 Bass Pro retail stores and a minimum number of Cabela’s retail stores that increases over time to a total of at least 60 Cabela’s retail stores by the end of 2021. In January 2021, Bluegreen paid $6.9 million for this fixed fee, of which $5.2 million was prepaid and is included in the Company’s unaudited consolidated balance sheet as of March 31, 2021. During the three months ended March 31, 2021 and 2020, Bluegreen expensed $1.7 million and $1.4 million, respectively, for this fixed fee, which is included in selling, general and administrative expenses in the Company’s unaudited consolidated statements of operations and comprehensive income. Notwithstanding the foregoing, the minimum number of Bass Pro and Cabela’s retail stores for purposes of the fixed annual fee may be reduced under certain circumstances set forth in the agreement, including as a result of a reduction of traffic in the stores in excess of 25% year-over-year. As of March 31, 2021, Bluegreen had sales and marketing operations at a total of 105 Bass Pro Shops and Cabela’s Stores.

In December 2019, Bluegreen’s then-serving President and Chief Executive Officer resigned. In connection with his resignation, Bluegreen agreed to make payments totaling $3.5 million over a period of 18 months, $0.6 million of which remained payable as of March 31, 2021.

In lieu of paying maintenance fees for unsold VOI inventory, Bluegreen may enter into subsidy agreements with certain HOAs.  During the three months ended March 31, 2021 and 2020, Bluegreen made subsidy payments related to such subsidies of $1.6 million and $1.9 million, respectively, which are included in cost of other fee-based services in the Company’s unaudited consolidated statements of operations and comprehensive income. As of March 31, 2021, Bluegreen had $4.7 million accrued for such subsidies, which is included in accrued liabilities and other in the unaudited consolidated balance sheet as of such date. As of December 31, 2020, Bluegreen had no accrued liabilities for such subsidies.

10. Income Taxes

BVH and its subsidiaries file a consolidated U.S. federal income tax return and income tax returns in various state and foreign jurisdictions. With certain exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2017 for federal returns and 2016 for state returns.

The Company’s effective income tax rate was approximately 29% and 15% during the three months ended March 31, 2021 and 2020, respectively. Effective income tax rates for interim periods are based upon the Company’s then current estimated annual rate. The effective income tax rate varies based upon the estimate of taxable earnings as well as on the mix of taxable earnings in the various states in which the Company and its subsidiaries operate. As such, the Company’s effective tax rates for the 2021 and 2020 periods reflect an estimate of the effect of the COVID-19 pandemic on its annual taxable earnings, state taxes, non-deductible items and changes in valuation allowance on deferred tax assets for each respective year.

Certain of the Company’s state filings are under routine examination. While there is no assurance as to the results of these audits, the Company does not currently anticipate any material adjustments in connection with these examinations.

In May 2015, BVH entered into Agreement to Allocate Consolidated Income Tax Liability and Benefits with Bluegreen, and its other subsidiaries at the time pursuant to which, among other customary terms and conditions, the parties agreed to file consolidated federal tax returns. Under the agreement, the parties calculate their respective income tax liabilities and attributes as if each of them was a separate filer. If any tax attributes are used by another party to the agreement to offset its tax liability, the party providing the benefit will receive an amount for the tax benefits realized. BVH received $11.2 million during the three months ended March 31, 2021 pursuant to the Agreement. BVH did not make or receive any payments under the Agreement during the three months ended March

31, 2020. In connection with BVH’s spin-off of BBX Capital on September 30, 2020, the Agreement was terminated with respect to the subsidiaries of BVH other than Woodbridge and Bluegreen.

As of March 31, 2021, the Company did not have any significant amounts accrued for interest and penalties or recorded for uncertain tax positions.

11. Related Party Transactions

BVH may be deemed to be controlled by Alan B. Levan, Chairman, Chief Executive Officer and President of BVH and Bluegreen, John E. Abdo, Vice Chairman of BVH and Bluegreen, Jarett S. Levan, a director of BVH and Bluegreen and former President of BVH, and Seth M. Wise, a director of Bluegreen and former Executive Vice President and director of BVH. Together, they may be deemed to beneficially own shares of BVH’s Class A Common Stock and Class B Common Stock representing approximately 79% of BVH’s total voting power. In addition, Raymond S. Lopez, BVH’s Executive Vice President and Chief Financial Officer, also serves as Bluegreen’s Chief Financial Officer and Chief Operating Officer. Mr. Alan Levan, Mr. Abdo and Mr. Lopez receive a significant portion of their compensation from Bluegreen on behalf of BVH and Bluegreen. Further, in connection with the spin-off of BBX Capital during September 2020, Mr. Jarett Levan became the Chief Executive Officer and President and a director of BBX Capital, Mr. Alan Levan became the Chairman of BBX Capital, Mr. Abdo became Vice Chairman of BBX Capital and Seth M. Wise became Executive Vice President and a director of BBX Capital. Mr. Alan Levan, Mr. Abdo, Mr. Jarett Levan and Mr. Wise may also be deemed to control BBX Capital Inc. through their ownership of BBX Capital’s Class A Common Stock and Class B Common Stock.

See also “Our Business” under Note 1 above for information regarding the statutory short-form merger effected on May 5, 2021, pursuant to which BVH acquired all of the approximately 7% of the outstanding shares of Bluegreen’s common stock that BVH did not previously beneficially own and Bluegreen became a wholly owned subsidiary of BVH.

Bluegreen paid or reimbursed BVH $0.1 million and $0.4 million during the three months ended March 31, 2021 and 2020, respectively for management advisory, risk management, administrative and other services. BVH had $0.3 million in accrued expenses for the services described above as of March 31, 2021. There were no amounts accrued for such services as of December 31, 2020.

During the three months ended March 31, 2021 and 2020, the Company paid Abdo Companies, Inc. $38,000 and $77,000, respectively, in exchange for certain management services. John E. Abdo, the Company’s Vice Chairman, is the principal shareholder and Chief Executive Officer of Abdo Companies, Inc.

In connection with its spin-off of BBX Capital, BVH issued a $75.0 million note payable to BBX Capital. See Note 7 for a description of the terms of BVH’s note payable to BBX Capital.

In connection with the spin-off, BVH also entered into a Transition Services Agreement, Tax Matters Agreement and Employee Matters Agreement with BBX Capital.

The Transition Services Agreement generally sets out the respective rights, responsibilities and obligations of BVH and BBX Capital with respect to the support services to be provided to one another after the spin-off, as may be necessary to ensure an orderly transition. The Transition Services Agreement establishes a baseline charge for certain categories or components of services to be provided, which will be at cost unless the parties mutually agree to a different charge. The Transition Services Agreement was effective on September 30, 2020 and will continue for a minimum term of one year, provided that after that year, BVH or BBX Capital may terminate the Transition Services Agreement with respect to any or all services provided thereunder at any time upon thirty days prior written notice to the other party. Either party may renew or extend the term of the Transition Services Agreement with respect to the provision of any service which has not been previously terminated. During the three months ended March 31, 2021, BBX Capital reimbursed BVH $0.2 million under this agreement.

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

See also the description of the Agreement to Allocate Consolidated Income Tax Liability and Benefits under Note 10: Income Taxes above.

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

As a result of the spin-off of BBX Capital on September 30, 2020, BVH is a Bluegreen holding company and BVH’s CODM, who is also Bluegreen’s CODM, has determined that he will manage BVH’s operations in a manner consistent with how he manages Bluegreen’s operations. As a result, the Company’s results of operations are reported through two reportable segments: (i) Sales of VOIs and financing; and (ii) Resort operations and club management.

The sales of VOIs and financing segment includes Bluegreen’s marketing and sales activities related to the VOIs that Bluegreen owns, Bluegreen’s VOIs they acquire under just-in-time and secondary market inventory arrangements, Bluegreen’s sales of VOIs through fee-for-service arrangements with third-party developers, Bluegreen’s consumer financing activities in connection with sales of VOIs that Bluegreen owns, and Bluegreen’s title services operations through a wholly owned subsidiary.

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

The amount set forth in the column “Bluegreen Corporate and Other” and in the column entitled “BVH Corporate” are general and administrative expenses that consist primarily of costs associated with administering the various support functions at its corporate headquarters, including executive compensation, legal, accounting, human resources, investor relations, and executive offices, including corporate overhead for discontinued operations.

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

The table below sets forth the Company’s segment information for the three months ended March 31, 2021 (in thousands):

	Sales of VOIs and financing	Resort operations and club management	Bluegreen Corporate and other	BVH Corporate	Elimination	Total
Revenue:
Sales of VOIs	$55,931	$—	$—	$—	$—	$55,931
Fee-based sales commission revenue	25,718	—	—	—	—	25,718
Other fee-based services revenue	2,274	26,623	—	—	—	28,897
Cost reimbursements	—	16,608	—	—	—	16,608
Mortgage servicing revenue	1,311	—	—	—	(1,311)	—
Interest income	19,128	—	77	56	—	19,261
Other income, net	—	—	—	—	—	—
Total revenue	104,362	43,231	77	56	(1,311)	146,415

Costs and expenses:
Cost of VOIs sold	5,169	—	—	—	—	5,169
Net carrying cost of VOI inventory	7,780	—	—	—	(7,780)	—
Cost of other fee-based services	719	8,586	—	—	7,780	17,085
Cost reimbursements	—	16,608	—	—	—	16,608
Selling, general and administrative expenses	65,654	—	24,655	812	(157)	90,964
Mortgage servicing expense	1,154	—	—	—	(1,154)	—
Interest expense	4,163	—	3,753	1,819	—	9,735
Other expense, net	—	—	214	(53)		161
Total costs and expenses	84,639	25,194	28,622	2,578	(1,311)	139,722
Income (loss) before non-controlling interest
and provision for income taxes	$19,723	$18,037	$(28,545)	$(2,522)	$—	$6,693

Add: Depreciation and amortization	1,405	196
Segment Adjusted EBITDA (1)	$21,128	$18,233

(1)See Management’s Discussion and Analysis of Financial Condition and Results of Operations for information regarding Adjusted EBITDA, including the definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income.

The table below sets forth the Company’s segment information for the three months ended March 31, 2020 (in thousands):

	Sales of VOIs and financing	Resort operations and club management	Bluegreen Corporate and other	BVH Corporate	Elimination	Total
Revenue:
Sales of VOIs	$45,128	$—	$—	$—	$—	$45,128
Fee-based sales commission revenue	41,365	—	—	—	—	41,365
Other fee-based services revenue	2,723	26,591	—	—	—	29,314
Cost reimbursements	—	19,120	—	—	—	19,120
Mortgage servicing revenue	1,595	—	—	—	(1,595)	—
Interest income	20,148	—	1,718	534	(1,200)	21,200
Other income, net	—	—	133	37	—	170
Total revenue	110,959	45,711	1,851	571	(2,795)	156,297

Costs and expenses:
Cost of VOIs sold	4,099	—	—	—	—	4,099
Net carrying cost of VOI inventory	7,914	—	—	—	(7,914)	—
Cost of other fee-based services	1,470	12,327	—	—	7,914	21,711
Cost reimbursements	—	19,120	—	—	—	19,120
Selling, general and administrative expenses	83,138	—	19,234	8,288	(175)	110,485
Mortgage servicing expense	1,420	—	—	—	(1,420)	—
Interest expense	4,664	—	4,154	2,280	(1,200)	9,898
Total costs and expenses	102,705	31,447	23,388	10,568	(2,795)	165,313
Income (loss) before non-controlling interest
and provision for income taxes	$8,254	$14,264	$(21,537)	$(9,997)	$—	$(9,016)

Add: Depreciation and amortization	1,559	190
Add: Severance	2,563	1,134
Segment Adjusted EBITDA (1)	$12,376	$15,588

(1)See Management’s Discussion and Analysis of Financial Condition and Results of Operations for information regarding Adjusted EBITDA including, the definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income.

13. Noncontrolling Interests

Noncontrolling interests in the Company’s consolidated subsidiaries consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020

Bluegreen (1)	$23,185	$22,821
Bluegreen/Big Cedar Vacations (2)	54,192	52,026
Total noncontrolling interests	$77,377	$74,847

(1)The Company owns approximately 93% of Bluegreen as of March 31, 2021.

(2)Bluegreen owns 51% of Bluegreen/Big Cedar Vacations.

During the three months ended March 31, 2021, Bluegreen did not repurchase or retire any shares of its common stock. During the three months ended March 31, 2020, Bluegreen repurchased 1,878,400 shares of its common stock for $11.7 million, in a private transaction and retired those shares.

Income attributable to noncontrolling interests from continuing operations consisted of the following (in thousands):

	For the Three Months Ended
	March 31,
	2021	2020

Bluegreen	$364	$215
Bluegreen/Big Cedar Vacations	2,166	736
Net income attributable to noncontrolling interest - continuing operations	$2,530	$951

14. Discontinued Operations

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

As of March 31, 2021 and December 31, 2020, there were no carrying amounts of major classes of assets and liabilities included as part of discontinued operations.

The major components of loss from discontinued operations are as follows (in thousands):

	For the Three Months Ended March 31,
	2021	2020
Revenues:
Trade sales	$—	$40,877
Sales of real estate inventory	—	6,439
Interest income	—	116
Net gains on sales of real estate assets	—	(46)
Other revenue	—	598
Total revenues	—	47,984
Costs and Expenses:
Cost of trade sales	—	29,772
Cost of real estate inventory sold	—	4,632
Interest expense	—	(65)
Recoveries from loan losses, net	—	(3,512)
Impairment losses	—	28,283
Selling, general and administrative expenses	—	17,368
Total costs and expenses	—	76,478
Equity in net earnings (losses) of unconsolidated real estate joint ventures	—	551
Foreign exchanges gain	—	278
Other income	—	36
(Loss) income from discontinued operations before income taxes	$—	$(27,629)

The major components of the statement of cash flows from discontinued operations are as follows (in thousands):

	For the Three Months Ended March 31,
	2021	2020
Operating activities:
Net (loss)	$—	$(23,252)
Adjustment to reconcile net loss to net cash used in operating activities:
Recoveries from loan losses, net	—	(3,512)
Depreciation, amortization and accretion, net	—	1,951
Net losses on sales of real estate and property and equipment	—	47
Equity earnings of unconsolidated real estate joint ventures	—	(551)
Return on investment in unconsolidated real estate joint ventures	—	1,430
Increase in deferred income tax asset	—	(4,377)
Impairment losses	—	28,283
Decrease in trade inventory	—	312
Increase in trade receivables	—	(1,734)
Decrease in real estate inventory	—	1,241
Net change in operating lease assets and liabilities	—	321
Increase in other assets	—	(325)
Decrease in other liabilities	—	(1,047)
Net cash used in operating activities	$—	$(1,213)
Investing activities:
Investments in unconsolidated real estate joint ventures	—	(2,922)
Proceeds from repayment of loans receivable	—	3,909
Additions to real estate	—	(51)
Purchases of property and equipment	—	(3,548)
Decrease in cash from other investing activities	—	(47)
Net cash used in investing activities	$—	$(2,659)

15. Subsequent Events

Subsequent events have been evaluated through the date the financial statements were available to be issued. As of such date, there were no subsequent events identified that required recognition or disclosure other than as disclosed in the footnotes herein.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 including the Company’s audited consolidated financial statements and related notes contained therein.

Except as otherwise noted or where the context requires otherwise, references in this Quarterly Report on Form 10-Q to, “the Company,” “we,” “us” and “our” refers to Bluegreen Vacations Holding Corporation, together with its consolidated subsidiaries including Bluegreen and its consolidated subsidiaries, and references to “Bluegreen Vacations,” or “Bluegreen” refer to Bluegreen Vacations Corporation together with its consolidated subsidiaries.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include all statements that do not relate strictly to historical or current facts and can be identified by the use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans,” “believes,” “projects,” “predicts,” “seeks,” “will,” “should,” “would,” “may,” “could,” “outlook,” “potential,” and similar expressions or words and phrases of similar import. Forward-looking statements include, among others, statements relating to the BVH and Bluegreen’s future financial performance, business prospects and strategy, anticipated financial position, liquidity and capital needs, including conditions surrounding the COVID-19 pandemic, and their impact on the Company’s business and future financial performance, and other similar matters. These statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. Actual results may differ materially from those expressed in, or implied by, the forward-looking statements as a result of various factors, including, among others, the following:

•the Company has limited sources of cash and is dependent upon dividends from Bluegreen to fund its operations; Bluegreen has suspended regular payments of quarterly dividends and there is no assurance that Bluegreen will resume the payment of dividends;

•risks associated with the Company’s indebtedness, including that the Company will be required to utilize cash flow to service its indebtedness, that indebtedness may make the Company more vulnerable to economic downturns, and that indebtedness may subject the Company to covenants and restrictions on its operations and activities and the payment of dividends;

•risks related to the statutory short-form merger pursuant to which BVH acquired all of the approximately 7% of Bluegreen’s outstanding common stock that BVH did not already beneficially own, including that to the expected benefits of the merger may not be realized to the extent anticipated or at all;

•the Company’s shareholders’ interests will be diluted to the extent additional shares of the Company’s common stock are issued, including shares of the Company’s Class A Common Stock issuable to Bluegreen’s shareholders in connection with the statutory short-form merger described above;

•the Company has suspended regular payments of quarterly dividends in light of the Coronavirus Disease 2019 (“COVID-19”) pandemic and there is no assurance that the Company will resume payments of dividends;

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

•risks related to potential business expansion or other opportunities, including that they may involve significant costs and the incurrence of significant indebtedness and may not be successful;

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

•risks relating to public health issues, including in particular the COVID-19 pandemic and the effects of the pandemic. These risks include resort closures, travel and business restrictions, volatility in the international and national economy and credit markets, worker absenteeism, quarantines and other health-related restrictions; the length and severity of the COVID-19 pandemic and Bluegreen’s ability to operate successfully during and after the pandemic, governmental and agency orders, mandates and guidance in response to the COVID-19 pandemic and the duration thereof, which is uncertain and may impact Bluegreen’s ability to fully utilize resorts, sales centers and other marketing activities, and the pace of recovery following the COVID-19 pandemic; other risks including competitive conditions; liquidity and the availability of capital; Bluegreen’s ability to successfully implement its strategic plans and initiatives to navigate the COVID-19 pandemic; risks that Bluegreen’s current or future marketing alliances may not be available to it in the future; risks that default rates may increase and exceed Bluegreen’s expectations; risks related to Bluegreen’s indebtedness, including the potential for accelerated maturities and debt covenant violations; the impact of the pandemic on Bluegreen’s dividend policy; the risk of heightened litigation as a result of actions taken in response to the COVID-19 pandemic; the impact of the COVID-19 pandemic on consumers, including their income, their level of discretionary spending both during and after the pandemic, and their views regarding travel and the vacation ownership industries; and the risk that Bluegreen’s resort management fees and finance operations may not continue to generate recurring sources of cash during or following the pandemic to the extent anticipated or at all;

•adverse changes to, expirations or terminations of, or interruptions in, and other risks relating to Bluegreen’s business and strategic relationships, management contracts, exchange networks or other strategic marketing alliances, and the risk that Bluegreen’s business relationship with Bass Pro under the revised terms of the parties’ marketing agreement and its relationship with Choice Hotels may not be as profitable as anticipated, or at all, or otherwise not result in the benefits anticipated

•the risks of the real estate market and the risks associated with real estate development, including a decline in real estate values and a deterioration of other conditions relating to the real estate market and real estate development;

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

•Bluegreen’s ability to offer or further enhance the Vacation Club experience for Bluegreen’s Vacation Club owners and risks related to Bluegreen’s efforts and expenses in connection therewith, including that the efforts may not result in the benefits anticipated and that expenses may be greater than anticipated;

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

•risks that natural disasters, including hurricanes, earthquakes, fires, floods and windstorms, may adversely impact Bluegreen, and in turn BVH’s, financial condition and operating results, including due to any damage to physical assets or interruption of access to physical assets or operations resulting therefrom, and the frequency or severity of natural disasters may increase due to climate change or other factors;

•Bluegreen’s ability to maintain the integrity of internal or customer data, the failure of which could result in damage to its reputation and/or subject Bluegreen to costs, fines or lawsuits; and

•the risk that Bluegreen’s marketing operations at Cabela’s stores and other initiatives may not offset the reduction in mini-vacation package sales due to the elimination of certain programs;

•the updating of, and developments with respect to, technology, including the cost involved in updating technology and the impact that any failure to keep pace with developments in technology could have on Bluegreen’s operations or competitive position, and Bluegreen’s information technology expenditures may not result in the expected benefits.

Reference is also made to the other risks and uncertainties described in the reports filed with the SEC by BVH and Bluegreen, including, without limitation, those discussed in the “Risk Factors” section of each company’s Annual Report on Form 10-K for the year ended December 31, 2020. The foregoing factors are not exclusive.

Non-GAAP Financial Measures

This Quarterly Report on Form 10-Q includes discussions of terms that are not recognized terms under GAAP, and financial measures that are not calculated in accordance with GAAP, including Bluegreen’s system-wide sales of VOIs, guest tours, sale to tour conversion ratio, average sales volume per guest, Bluegreen’s EBITDA, Bluegreen’s Segment Adjusted EBITDA, Bluegreen’s Adjusted EBITDA, and Bluegreen’s Adjusted EBITDA Attributable to Shareholders. The Company defines “Bluegreen’s EBITDA” as earnings, or net income, before taking into account interest income (excluding interest earned on VOI notes receivable), interest expense (excluding interest expense incurred on debt secured by Bluegreen’s VOI notes receivable), income and franchise taxes and depreciation and amortization. Bluegreen’s Adjusted EBITDA is defined as its EBITDA, adjusted to exclude loss (gain) on assets held for sale, and other items that Bluegreen believes are not representative of ongoing operating results. Accordingly, certain items such as severance charges net of employee retention tax credits and incremental costs associated with the COVID-19 pandemic are excluded in the computation of Adjusted EBITDA. For purposes of the Bluegreen EBITDA and Bluegreen’s Adjusted EBITDA calculations for each period presented, no adjustments were made for interest income earned on Bluegreen’s VOI notes receivable or the interest expense incurred on debt that is secured by such notes receivable because they are both considered to be part of the ordinary operations of Bluegreen’s business. References to “Bluegreen’s Adjusted EBITDA Attributable to Shareholders” means Bluegreen’s Adjusted EBITDA excluding amounts attributable to the non-controlling interest in Bluegreen/Big Cedar Vacations, LLC (“Bluegreen/Big Cedar”) (in which Bluegreen owns a 51% interest). For a discussion of such metrics, see “Key Business and Financial Metrics Used by Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. In addition, see “Results of Operations” below for a reconciliation of Bluegreen’s Adjusted EBITDA to net income and system-wide sales of VOIs to gross sales of VOIs.

Critical Accounting Policies and Estimates

For a discussion of critical accounting policies, see “Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

New Accounting Pronouncements

See Note 2 to the Company’s unaudited consolidated financial statements included in Item 1 of this report for a discussion of new accounting pronouncements applicable to the Company.

Company Overview

On September 30, 2020, BVH completed its spin-off of BBX Capital, Inc. (“BBX Capital”), the former wholly owned subsidiary of BVH which became a separate public company as a result of the spin-off and holds all of BVH’s historical business and investments other than BVH’s investment in Bluegreen Vacations Corporation (“Bluegreen”), a leading vacation ownership company that markets and sells vacation ownership interests (“VOIs”) and manages resorts in popular leisure and urban destinations. As a result of the spin-off, the Company is a “pure play” holding company whose sole investment is its ownership of Bluegreen.

Prior to May 5, 2021, BVH beneficially owned approximately 93% of Bluegreen’s outstanding common stock. On May 5, 2021, BVH acquired all of the approximately 7% of the outstanding shares of Bluegreen’s common stock not previously beneficially owned by BVH through a statutory short-form merger under Florida law. In connection with the merger, Bluegreen’s shareholders (other than BVH) are entitled to receive 0.51 shares of BVH’s Class A Common Stock for each share of Bluegreen’s common stock that they held at the effective time of the merger. Based on the number of shares of Bluegreen’s common stock outstanding prior to the effective time of the merger, it is estimated that BVH will issue approximately 2,664,000 shares of its Class A Common Stock in connection with the merger. As a result of the completion of the merger, Bluegreen has become a wholly owned subsidiary of BVH and Bluegreen’s common stock is no longer publicly traded.

As of March 31, 2021, the Company had total consolidated assets of approximately $1.2 billion and shareholders’ equity of approximately $268.2 million.

Summary of Consolidated Results of Operations

Consolidated Results

The following summarizes key financial highlights for the three months ended March 31, 2021 compared to the three months ended March 31, 2020:

•Total consolidated revenues of $146.4 million, a 6% decrease compared to the three months ended March 31, 2020.

•Income before income taxes from continuing operations of $6.7 million compared to a loss of $9.0 million during the three months ended March 31, 2020.

•Net income attributable to shareholders of $3.0 million compared to net loss of $28.3 million during the three months ended March 31, 2020.

•Diluted earnings per share from continuing operations of $0.15 compared to a diluted loss per share of $0.47 during the three months ended March 31, 2020.

The Company’s consolidated results from continuing operations for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 included the following:

•A decrease in the Company’s revenues primarily attributable to a decrease in Bluegreen’s system-wide sales of VOIs due to the impact of the COVID-19 pandemic.

•A decrease in Bluegreen’s provision for loan losses primarily attributable to a $12.0 million additional allowance recorded in March 2020 as a result of the estimated impact of the COVID-19 pandemic on customer defaults.

•A decrease in Bluegreen’s selling, general and administrative expenses primarily attributable to steps taken to mitigate costs implemented by Bluegreen in the 2020 period in response to the COVID-19 pandemic.

Segment Results

As a result of the spin-off of its non-Bluegreen assets and businesses on September 30, 2020, BVH currently reports the results of its business activities through the following reportable segments: Sales of VOIs and financing and Resort Operations and Club Management.

Information regarding income before income taxes by reportable segment is set forth in the table below:

	For the Three Months Ended March 31,
	2021	2020
(in thousands)
Sales of VOIs and financing	$19,723	$8,254
Resort operations and club management	18,037	14,264
Corporate and other	(28,545)	(21,537)
BVH corporate	(2,522)	(9,997)
Income (loss) before income taxes from continuing operations	6,693	(9,016)
(Provision) benefit for income taxes	(1,189)	1,453
Net income (loss) from continuing operations	5,504	(7,563)
Discontinued operations	—	(23,252)
Net income (loss)	5,504	(30,815)
Less: Net income attributable to noncontrolling
interest - continued operations	2,530	951
Less: Net (loss) attributable to noncontrolling
interest - discontinued operations	—	(3,456)
Net income (loss) attributable to shareholders	$2,974	$(28,310)

Executive Overview

The Company is a Florida-based holding company which currently owns approximately 93% of Bluegreen. Substantially all of the Company’s operations and activities relate to the operations and activities of Bluegreen. Bluegreen is a leading vacation ownership company that markets and sells VOIs and manages resorts in popular leisure and urban destinations. Bluegreen’s resort network includes 45 Club Resorts (resorts in which owners in its Vacation Club have the right to use most of the units in connection with their VOI ownership) and 23 Club Associate Resorts (resorts in which owners in its Vacation Club have the right to use a limited number of units in connection with their VOI ownership). These Club Resorts and Club Associate Resorts are primarily located in high-volume, “drive-to” vacation locations, including Orlando, Las Vegas, Myrtle Beach, Charleston and New Orleans, among others. Through Bluegreen’s points-based system, the approximately 214,000 owners in Bluegreen’s Vacation Club have the flexibility to stay at units available at any of Bluegreen’s resorts and have access to over 11,300 other hotels and resorts through partnerships and exchange networks. Bluegreen’s sales and marketing platform is supported by marketing relationships with nationally-recognized consumer brands, such as Bass Pro and Choice Hotels. The Company believes these marketing relationships drive sales within the its core demographic.

Continued Impact of COVID-19 on our Business

The Company including Bluegreen, continues to be adversely affected by the economic impact of the COVID-19 pandemic. In response to the pandemic, Bluegreen temporarily closed all of its VOI sales centers and marketing operations in the last week of March 2020, and took other measures with a goal of mitigating the impact of the pandemic and positioning Bluegreen to navigate the pandemic successfully. By March 31, 2021, Bluegreen was operating marketing kiosks at 105 Bass Pro Shops and Cabela’s stores, including 7 new Cabela’s locations opened during the three months ended March 31, 2021; had reactivated the Choice Hotels call transfer program; had reopened all of its resorts; and reopened all but two of its VOI sales centers. Further, resort occupancy rates were approximately 70% at resorts with sales centers in the first quarter of 2021 compared to 66% in the first quarter of 2020 and vacation packages sold were 15% higher in the first quarter of 2021 compared to the first quarter of 2020. Although this trend of reduced travel for vacation packages sold prior to the COVID-19 pandemic still exists, Bluegreen is encouraged by the eagerness of its owners to travel to its resorts and for the first quarter of 2021 Bluegreen sold 49,000 vacation packages compared to 43,000 in the first quarter of 2020.

VOI Sales and Financing

Bluegreen’s primary business is the marketing and selling of deeded VOIs, developed either by Bluegreen or third parties. Customers who purchase these VOIs receive an annual allotment of points, which can be redeemed for stays at one of Bluegreen’s resorts or at 11,300 other hotels and resorts available through partnerships and exchange networks. Historically, VOI companies have funded the majority of the capital investment in connection with resort development with internal resources and acquisition and development financing. In 2009, Bluegreen began selling VOIs on behalf of third-party developers and successfully diversified from a business model focused on capital-intensive resort development to a flexible model with a mix of developed and capital-light inventory as determined by management to be appropriate from time to time based on market and economic conditions, available cash, and other factors. Bluegreen’s relationships with third-party developers enables it to generate fees from the sales and marketing of their VOIs without incurring the significant upfront capital investment generally associated with resort acquisition or development. While sales of acquired or developed inventory typically result in a greater contribution to EBITDA and Adjusted EBITDA, fee-based sales typically do not require an initial investment or involve development financing risk. Both acquired or developed VOI sales and fee-based VOI sales result in recurring, incremental and long-term fee streams by adding owners to Bluegreen’s Vacation Club and new resort management contracts. Fee-based sales of VOIs comprised 36% and 45% of Bluegreen’s system-wide sales of VOIs during the three months ended March 31, 2021 and 2020, respectively. While Bluegreen intends to remain flexible with respect to its sales of the different categories of its VOI inventory in the future based on economic conditions, business initiatives and other considerations, Bluegreen currently expects that its percentage of fee-based sales will continue to decrease over time as Bluegreen continues to increase its focus on developed VOI sales and secondary market sales. In conjunction with Bluegreen VOI sales, Bluegreen also generates interest income by providing financing to qualified purchasers. Collateralized by the underlying VOIs, Bluegreen’s loans are generally structured as 10-year, fully-amortizing loans with a fixed interest rate ranging from approximately 12% to approximately 18% per annum. As of March 31, 2021, the weighted-average interest rate on Bluegreen’s VOI notes receivable was 15.1%. In addition, Bluegreen earns fees for various other services, including title and escrow services in connection with the closing of VOI sales, and mortgage servicing.

Resort Operations and Club Management

Bluegreen enters into management agreements with the HOAs that maintain most of the resorts in Bluegreen’s Vacation Club and earn fees for providing management services to those HOAs and Bluegreen’s approximately 214,000 Vacation Club owners. These resort management services include oversight of housekeeping services, maintenance, and certain accounting and administration functions. Bluegreen’s management contracts generally yield recurring cash flows and do not have the traditional risks associated with hotel management contracts that are generally linked to daily rate or occupancy. Bluegreen’s management contracts are typically structured as “cost-plus,” with an initial term of three years and automatic one-year renewals. In connection with the management services provided to the Vacation Club, Bluegreen manages the reservation system and provide owner, billing and collection services. In addition to resort and club management services, Bluegreen earns fees for various other services that generally produce recurring, predictable and long term-revenue, including construction management services for third-party developers. As described above, while some of Bluegreen’s Club Resorts and Club Associate Resorts were closed during March 2020 in response to the COVID-19 pandemic, all were subsequently reopened by December 31, 2020 and currently remain open.

Key Business and Financial Metrics Used by Management

Management uses several key business and financial metrics that are specific to the vacation ownership industry. For a discussion of such metrics, see “Key Business and Financial Metrics Used by Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

EBITDA and Adjusted EBITDA

EBITDA, Adjusted EBITDA and Adjusted EBITDA Attributable to Shareholders. Bluegreen defines EBITDA as earnings, or net income, before taking into account interest income (excluding interest earned on VOI notes receivable), interest expense (excluding interest expense incurred on debt secured by Bluegreen’s VOI notes receivable), income and franchise taxes and depreciation and amortization. Adjusted EBITDA is defined as Bluegreen’s EBITDA, adjusted to exclude amounts of loss (gain) on assets held for sale, and other items that Bluegreen believes are not representative of ongoing operating results. Accordingly, Bluegreen excludes certain items such as severance charges net of employee retention tax credits and incremental costs associated with the COVID-19 pandemic. Bluegreen defines Adjusted EBITDA Attributable to Shareholders as Bluegreen’s Adjusted EBITDA excluding amounts attributable to the non-controlling interest in Bluegreen/Big Cedar Vacations (in which Bluegreen owns a 51% interest). For purposes of Bluegreen’s calculation of EBITDA, Adjusted EBITDA and Adjusted EBITDA Attributable to Shareholders for each period presented, no adjustments were made for interest income earned on Bluegreen’s VOI notes receivable or the interest expense incurred on debt that is secured by such notes receivable because they are both considered to be part of the ordinary operations of Bluegreen’s business.

The Company considers Bluegreen’s EBITDA, Adjusted EBITDA, Adjusted EBITDA Attributable to Shareholders and Segment Adjusted EBITDA to be indicators of operating performance, and they are used by the Company to measure its ability to service debt, fund capital expenditures and expand its business. EBITDA and Adjusted EBITDA are also used by companies, lenders, investors and others because they exclude certain items that can vary widely across different industries or among companies within the same industry. For example, interest expense can be dependent on a company’s capital structure, debt levels and credit ratings. Accordingly, the impact of interest expense on earnings can vary significantly among companies. The tax positions of companies can also vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the jurisdictions in which they operate. As a result, effective tax rates and provision for income taxes can vary considerably among companies. EBITDA, Adjusted EBITDA and Adjusted EBITDA Attributable to Shareholders also exclude depreciation and amortization because companies utilize productive assets of different ages and use different methods of both acquiring and depreciating productive assets. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies.

EBITDA, Adjusted EBITDA and Adjusted EBITDA Attributable to Shareholders are not recognized terms under GAAP and should not be considered as an alternative to net income or any other measure of financial performance or liquidity, including cash flow, derived in accordance with GAAP, or to any other method or analyzing results as reported under GAAP. The limitations of using Bluegreen’s EBITDA, Adjusted EBITDA or Adjusted EBITDA Attributable to Shareholders as an analytical tool include, without limitation, that EBITDA, Adjusted EBITDA and Adjusted EBITDA Attributable to Shareholders do not reflect (i) changes in, or cash requirements for, working capital needs; (ii) Bluegreen’s interest expense, or the cash requirements necessary to service interest or principal payments on its indebtedness (other than as noted above); (iii) Bluegreen’s tax expense or the cash requirements to pay taxes; (iv) historical cash expenditures or future requirements for capital expenditures or contractual commitments; or (v) the effect on earnings or changes resulting from matters that Bluegreen does not believe to be indicative of Bluegreen’s future operations or performance. Further, although depreciation and amortization are non-cash charges, the assets being depreciated and amortized often have to be replaced in the future, and EBITDA and Adjusted EBITDA, Adjusted EBITDA and Adjusted EBITDA Attributable to Shareholders do not reflect any cash that may be required for such replacements. In addition, the definition of Bluegreen’s Adjusted EBITDA or Adjusted EBITDA Attributable to Shareholders may not be comparable to definitions of Adjusted EBITDA, Adjusted EBITDA Attributable to Shareholders or other similarly titled measures used by other companies.

Reportable Segments Results of Operations

Adjusted EBITDA Attributable to Shareholders for the three months ended March 31, 2021 and 2020:

The Company considers Segment Adjusted EBITDA in connection with its evaluation of its business segments as described in Note 12: Segment Reporting to the Company’s unaudited consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q. See above for a discussion of the definition of Adjusted EBITDA and related measures, how management uses it to manage its business and material limitations on its usefulness. The following tables set forth Bluegreen’s Segment Adjusted EBITDA, Adjusted EBITDA, Adjusted EBITDA Attributable to Shareholders, EBITDA and a reconciliation of Bluegreen’s EBITDA, Adjusted EBITDA, and Adjusted EBITDA Attributable to Shareholders to Bluegreen’s net income, the most comparable GAAP financial measure:

	For the Three Months Ended March 31,
	2021	2020
(in thousands)
Adjusted EBITDA - sales of VOIs and financing	$21,128	$12,376
Adjusted EBITDA - resort operations
and club management	18,233	15,588
Total Segment Adjusted EBITDA	39,361	27,964
Less: Corporate and other	(22,557)	(16,073)
Less: Adjusted EBITDA attributable to non-controlling interest in Bluegreen/Big Cedar Vacations	(2,218)	(809)
Total Bluegreen Adjusted EBITDA attributable to shareholders	$14,586	$11,082

	For the Three Months Ended March 31,
	2021	2020
(in thousands)
Bluegreen's Net income attributable to its shareholders	$5,057	$201
Net income attributable to the non-controlling interest
in Bluegreen/Big Cedar Vacations	2,166	736
Bluegreen Net Income	7,223	937
Add: Depreciation and amortization	3,851	3,899
Less: Interest income (other than interest earned on
VOI notes receivable)	(77)	(1,718)
Add: Interest expense - corporate and other	3,753	4,154
Add: Franchise taxes	86	17
Add: Provision for income taxes	1,992	44
EBITDA	16,828	7,333
Gain on assets held for sale	(24)	(44)
Add: Severance and other (1)	—	4,602
Adjusted EBITDA	16,804	11,891
Adjusted EBITDA attributable to the non-controlling
interest in Bluegreen/Big Cedar Vacations	(2,218)	(809)
Bluegreen Adjusted EBITDA attributable to shareholders	$14,586	$11,082

(1)Severance and other for the three months ended March 31, 2020 consisted of severance of $4.5 million and COVID-19 incremental costs of $0.1 million.

The following table reconciles Bluegreen’s system-wide sales of VOIs to gross sales of VOIs, the most comparable GAAP financial measure.

	For the Three Months Ended March 31,
(in thousands)	2021	2020
Gross sales of VOIs	$68,250	$75,481
Add: Fee-Based sales	38,797	61,908
System-wide sales of VOIs	$107,047	$137,389

For the three months ended March 31, 2021 compared to the three months ended March 31, 2020

Sales of VOIs and Financing

	For the Three Months Ended March 31,
	2021		2020
	Amount	% of System- wide sales of VOIs (5)	Amount	% of System- wide sales of VOIs (5)
(in thousands)
Developed VOI sales (1)	$41,382	39%	$87,577	64%
Secondary Market sales	28,025	26	63,771	46
Fee-Based sales	38,797	36	61,908	45
JIT sales	3,873	4	2,942	2
Less: Equity trade allowances (6)	(5,030)	(5)	(78,809)	(57)
System-wide sales of VOIs	107,047	100%	137,389	100%
Less: Fee-Based sales	(38,797)	(36)	(61,908)	(45)
Gross sales of VOIs	68,250	64	75,481	55
Provision for loan losses (2)	(12,319)	(18)	(30,353)	(40)
Sales of VOIs	55,931	52	45,128	33
Cost of VOIs sold (3)	(5,169)	(9)	(4,099)	(9)
Gross profit (3)	50,762	91	41,029	91
Fee-Based sales commission revenue (4)	25,718	66	41,365	67
Financing revenue, net of financing expense	15,122	14	15,659	11
Other fee-based services, title operations and other, net	1,555	1	1,253	1
Net carrying cost of VOI inventory	(7,780)	(7)	(7,914)	(6)
Selling and marketing expenses	(58,001)	(54)	(75,140)	(55)
General and administrative expenses - sales and marketing	(7,653)	(7)	(7,998)	(6)
Operating profit - sales of VOIs and financing	19,723	18%	8,254	6%
Add: Depreciation and amortization	1,405		1,559
Add: Severance and other	—		2,563
Adjusted EBITDA - sales of VOIs and financing	$21,128		$12,376

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

(5)Represents the applicable line item, calculated as a percentage of system-wide sales of VOIs unless otherwise indicated in the above footnotes.

(6)Equity trade allowances are amounts granted to customers upon trading in their existing VOIs in connection with the purchase of additional VOIs. Subject to certain exceptions, equity trade allowances were generally eliminated in June 2020.

Sales of VOIs. Sales of VOIs were $55.9 million and $45.1 million during the three months ended March 31, 2021 and 2020, respectively. Sales of VOIs were impacted by the factors described below in system-wide sales of VOIs, primarily the adverse impact of the COVID-19 pandemic. Gross sales of VOIs were reduced by $12.3 million and $30.4 million during the three months ended March 31, 2021 and 2020, respectively, for the provision for loan losses. The provision for loan losses varies based on the amount of financed, non-fee based sales during the period and changes in Bluegreen’s estimates of future notes receivable performance for existing and newly originated loans. Bluegreen’s provision for loan losses as a percentage of gross sales of VOIs was 18% and 40% during the three months ended March 31, 2021 and 2020, respectively. The percentage of Bluegreen’s sales which were realized in cash within 30 days from sale was 45% during the three months ended March 31, 2021 and 43% during the three months ended March 31, 2020.

In March 2020, Bluegreen recorded an additional allowance of $12.0 million which included Bluegreen’s estimate at that time of customer defaults as a result of changing economic factors related to the COVID-19 pandemic. Bluegreen believes that the COVID-19 pandemic may continue to have an impact on the collectibility of its VOI notes receivable. In addition to the COVID-19 pandemic, the provision for loan losses continues to be impacted by defaults which Bluegreen believes are attributable to the receipt of letters from third parties and attorneys who purport to represent certain VOI owners and who have encouraged such owners to become delinquent and ultimately default on their obligations. Bluegreen’s defaults associated with such letters during the three months ended March 31, 2021 were approximately the same as during the three months ended March 31, 2020. See Note 9: Commitments and Contingencies to the Company’s unaudited consolidated financial statements included in Item 1 of this report for additional information regarding such letters and actions Bluegreen has taken in connection with such letters. The impact of the COVID-19 pandemic and the continued impact of actions taken by timeshare exit firms are highly uncertain and there is no assurance that Bluegreen’s steps taken to mitigate the impact of the pandemic or actions taken by timeshare exit firms will be successful. As a result, actual defaults may differ from Bluegreen’s estimates and the allowance for loan losses may not prove to be adequate.

The average annual default rates and delinquency rates (more than 30 days past due) on Bluegreen’s VOI notes receivable were as follows:

	For the Twelve Months Ended March 31,
	2021	2020

Average annual default rates (1)	9.64%	9.31%

	As of March 31,
	2021	2020

Delinquency rates (1)	3.09%	3.19%

(1)The Average annual default rates in the table above include VOIs which have been defaulted but had not yet been charged off due to the provisions of certain of Bluegreen’s receivable-backed notes payable transactions, as well as certain third-party and attorney represented cease and desist loans over 127 days delinquent.  Accordingly, these have been removed from the Delinquency Rates above.

In addition to the factors described below impacting system-wide sales of VOIs, sales of VOIs are impacted by the proportion of system-wide sales of VOIs sold on behalf of third parties on a commission basis, which are not included in sales of VOIs.

System-wide sales of VOIs. System-wide sales of VOIs were $107.0 million and $137.4 million during the three months ended March 31, 2021 and 2020, respectively. System-wide sales of VOIs depend on the number of guests who attend a timeshare sale presentation (a “guest tour”). The number of guest tours reflects the number of existing owner guests Bluegreen has staying at a resort with a sales center and the number of new guest arrivals who each agree to attend a sales presentation. Due to the COVID-19 pandemic and Bluegreen’s decision to temporarily cease marketing activities beginning in March 2020 and the resulting decrease in the vacation package pipeline, the number of guests and owners who traveled in the first quarter of 2021 was significantly lower than its experience prior to the pandemic.  Further, the COVID-19 pandemic significantly impacted, and is expected to continue to significantly impact, system-wide sales of VOIs. The ultimate impact, including the extent and duration of the impact, cannot be predicted at this time.

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

The following table sets forth certain information for system-wide sales of VOIs for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,
	2021	2020	Change
(dollars in thousands)
Number of sales centers open at period-end (1)	24	26	(8)%
Number of active sales arrangements with third-party clients at period-end	15	15	—%
Total number of VOI sales transactions	6,197	8,686	(29)%
Average sales price per transaction	$17,303	$15,873	9%
Number of total guest tours	34,821	40,665	(14)%
Sale-to-tour conversion ratio– total marketing guests	17.8%	21.4%	(360)	bp
Number of existing owner guest tours	18,332	18,529	(1)%
Sale-to-tour conversion ratio– existing owners	20.6%	26.2%	(560)	bp
Number of new guest tours	16,489	22,136	(26)%
Sale-to-tour conversion ratio– new marketing guests	14.7%	17.3%	(260)	bp
Percentage of sales to existing owners	63.5%	59.7%	380	bp
Average sales volume per guest	$3,079	$3,390	(9)%

(1)During the last week of March 2020 Bluegreen temporarily closed all of its VOI sales centers in response to the COVID- 19 pandemic. All were reopened in 2020 with the exception of two sales centers that were consolidated and one sales centers that has not reopened since its closure in March 2020.

Cost of VOIs Sold. During the three months ended March 31, 2021 and 2020, cost of VOIs sold was $5.2 million and $4.1 million, respectively, and represented 9% of sales of VOIs during both periods. Cost of VOIs sold as a percentage of sales of VOIs varies between periods based on the relative costs of the specific VOIs sold in each period and the size of the point packages of the VOIs sold (due to offered volume discounts) and discounts to existing owners. Additionally, the effect of changes in estimates under the relative sales value method, including estimates of sales, future defaults, upgrades and incremental revenue from the resale of repossessed VOI inventory, are reflected on a retrospective basis in the period the change occurs. Therefore, cost of sales will typically be favorably impacted in periods where a significant amount of Secondary Market VOI inventory is acquired or actual defaults and equity trades are higher than anticipated and the resulting change in estimate is recognized. Cost of VOIs sold as a percentage of sales of VOIs remained consistent during the three months ended March 31, 2021 and March 31, 2020.

Fee-Based Sales Commission Revenue. During the three months ended March 31, 2021 and 2020, Bluegreen sold $38.8 million and $61.9 million, respectively, of third-party VOI inventory under commission arrangements and earned sales and marketing commissions of $25.7 million and $41.4 million, respectively, in connection with those sales. The decreases in sales of third-party developer inventory on a commission basis during the 2021 period was due primarily a decrease in new guest tours as a result of the COVID-19 pandemic and other factors described above, coupled with Bluegreen’s strategy to increase its focus on developed VOI sales and secondary market sales. Bluegreen earned an average sales and marketing commission of 66% and 67% during the three months ended March 31, 2021, and 2020, respectively, which is net of a reserve for commission refunds in connection with early defaults and cancellations pursuant to the terms of certain of Bluegreen’s fee-based service arrangements.

Financing Revenue, Net of Financing Expense — Sales of VOIs. Interest income on VOIs notes receivable was $19.1 million and $20.1 million during the three months ended March 31, 2021 and 2020, respectively, which was partially offset by interest expense on receivable-backed debt of $4.1 million and $4.7 million, respectively. The decrease in finance revenue net of finance expense in the 2021 period as compared to the 2020 period is primarily due to lower notes receivable balances as a result of lower system-wide sales of VOIs due to the COVID-19 pandemic and other factors described above, partially offset by lower outstanding receivable-backed debt balances and a lower weighted-average cost of borrowing attributable to the lower interest rate in the 2021 period. Revenues from mortgage servicing during the three months ended March 31, 2021 and 2020 of $1.3 million and $1.6 million, respectively, are included in financing revenue, net of mortgage servicing expenses of $1.2 and $1.4 million during the three months ended March 31, 2021 and 2020, respectively.

Other Fee-Based Services — Title Operations, net. During the three months ended March 31, 2021 and 2020, revenue from Bluegreen’s title operations was $2.3 million and $2.7 million, respectively, which was partially offset by expenses directly related to Bluegreen’s title operations of $0.7 million and $1.5 million, respectively. Resort title fee revenue varies based on VOI sales volumes as well as the title costs in the jurisdictions where the inventory being sold is located. The decrease in the 2021 period is due to lower system-wide sales of VOIs as a result of the COVID-19 pandemic and other factors described above.

Net Carrying Cost of VOI Inventory. The carrying cost of Bluegreen’s inventory was $10.9 million and $9.8 million during the three months ended March 31, 2021 and 2020, respectively, which was partially offset by rental and sampler revenues of $3.1 million and $1.9 million, respectively. The decrease in net carrying costs of VOI inventory was primarily related to increased rentals of developer inventory and increased sampler stays, partially offset by increased maintenance fees and developer subsidies associated with the increase in Bluegreen’s VOI inventory. In certain circumstances, Bluegreen offsets marketing costs by using inventory for marketing guest stays.

Selling and Marketing Expenses. Selling and marketing expenses were $58.0 million and $75.1 million during the three months ended March 31, 2021 and 2020, respectively. As a percentage of system-wide sales of VOIs, selling and marketing expenses were 54% and 55% during the three months ended March 31, 2021 and 2020, respectively. The decrease in selling and marketing expenses as a percentage of system-wide sales of VOIs during the three months ended March 31, 2021 compared to the three months ended March 31, 2020, is primarily attributable the costs of maintaining certain sales and marketing associates on furlough in 2020 despite the temporary closure of Bluegreen’s VOI sales sites and marketing operations in connection with the COVID-19 pandemic as discussed above. During the three months ended March 31, 2020, Bluegreen incurred $1.9 million in severance and $0.7 million of payroll and benefits expenses relating to employees on temporary furlough or reduced work hours as a result of the impact of the COVID-19 pandemic. There were no such severance or furlough expenses during the three months ended March 31, 2021. All but two of the sales offices which were closed during March 2020 in connection with the COVID-19 pandemic have subsequently reopened. This decrease was partially offset by costs incurred associated with the commencement of marketing operations at 7 additional Cabela’s stores during the three months ended March 31, 2021. Bluegreen utilizes these stores to sell mini-vacation packages to customers for future travel which require the customers to attend a timeshare presentation. Additionally, during the 2021 period, Bluegreen incurred costs associated with redesigning its sales and marketing platform including updating its sales offices, refreshing its marketing material and adding new sales and marketing senior leadership positions. Further, Bluegreen has invested in various local and national marketing programs to attract new customers. These programs may not be successful or generate a sufficient number of prospects to offset the program costs incurred.

The following table sets forth certain new customer marketing information, excluding sampler and other returning owner vacation packages, for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,
	2021	2020	% Change
Number of Bass Pro and Cabela's marketing locations at period-end (1)	105	89	18
Number of vacation packages outstanding, beginning of the period (2)	121,915	169,294	(28)
Number of vacation packages sold	49,374	42,917	15
Number of vacation packages outstanding, end of the period (1)	132,142	172,828	(24)
% of Bass Pro vacation packages at period end	54%	44%	23
% of Cabela's vacation packages at period end	18%	5%	260
% of Choice Hotel vacation packages at period end	20%	28%	(29)
% of Other vacation packages at period end	9%	24%	(63)

(1)During the last week of March 2020, Bluegreen temporarily closed all of its Bass Pro and Cabela’s marketing locations in response to the COVID-19 pandemic

(2)Excludes vacation packages sold to customers more than one year prior to the period presented and vacation packages sold to customers who had already toured but purchased an additional vacation package.

During 2020, Bluegreen eliminated certain of its lower performing mini-vacation programs, including a lead generation operation at various malls. While the elimination of this program has resulted in lower sales of mini-vacation packages, Bluegreen believes its expansion into Cabela’s and other programs will make up for the lost mini-vacation packages in the future. Additionally, package sales generated through Bluegreen’s Choice call transfer program declined 46% compared to the 2020 period, reflecting lower call activity at Choice.

In addition to vacation packages sold to new prospects, Bluegreen also sells vacation packages to customers who have already toured and have indicated they would tour again. As of March 31, 2021, the pipeline of such packages was approximately 15,200.

General and Administrative Expenses — Sales and Marketing Operations. General and administrative expenses, representing expenses directly attributable to sales and marketing operations, were $7.7 million and $8.0 million during the three months ended March 31, 2021 and 2020, respectively. As a percentage of system-wide sales of VOIs, general and administrative expenses directly attributable to sales and marketing operations were 7% and 6% during the three months ended March 31, 2021 and 2020, respectively.

Resort Operations and Club Management

	For the Three Months Ended March 31,
(dollars in thousands)	2021		2020
Resort operations and club management revenue	$43,231		$45,711
Resort operations and club management expense	(25,194)		(31,447)
Operating profit - resort operations and club management	18,037	42%	14,264	31%
Add: Depreciation and amortization	196		190
Add: Severance	—		1,134
Adjusted EBITDA - resort operations and club management	$18,233		$15,588

Resort Operations and Club Management Revenue. Resort operations and club management revenue decreased 5% during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. Cost reimbursement revenue, which consists of payroll and other operating expenses which Bluegreen incurs and passes through to the HOAs, decreased 13% during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The decrease in cost reimbursement revenue was primarily attributable to the reduction in headcount due to the COVID-19 pandemic. Net of cost reimbursement revenue, resort operations and club management revenues remained consistent during the three months ended March 31, 2021 and 2020. Bluegreen’s resort network includes 68 Club and Club Associate Resorts as of both March 31, 2021 and 2020. Bluegreen managed 49 resort properties as of both March 31, 2021 and 2020.

Resort Operations and Club Management Expense. During the three months ended March 31, 2021, resort operations and club management expense decreased 20% compared to three months ended March 31, 2020. The decrease was primarily due to lower costs incurred during the first quarter of 2020 as a result of or in response to the COVID-19 pandemic.

Bluegreen Corporate and Other

	For the Three Months Ended March 31,
(dollars in thousands)	2021	2020
General and administrative expenses - corporate and other	$(24,655)	$(19,234)
Other (expense) income, net	(214)	133
Franchise taxes	86	17
Gain on assets held for sale	(24)	(44)
Add: Depreciation and amortization	2,250	2,150
Add: Severance and other	—	905
Adjusted EBITDA - Corporate and other	$(22,557)	$(16,073)

General and Administrative Expenses — Corporate and Other. General and administrative expenses directly attributable to corporate overhead were $24.7 million and $19.2 million during the three months ended March 31, 2021 and 2020, respectively. The increase was primarily due to increased employee benefits and higher executive and management incentive compensation during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.

Other (Expense) Income, net. Other (expense) income, net was ($0.2) million and $0.1 million during the three months ended March 31, 2021 and 2020, respectively.

Interest Expense.  Interest expense not related to Bluegreen’s receivable-backed debt was $3.8 million and $4.2 million during the three months ended March 31, 2021 and 2020, respectively. The decrease in interest expense during the three months ended March 31, 2021 was primarily due to lower outstanding debt balances and lower weighted-average cost of borrowing, as compared to the three months ended March 31, 2020.

Adjusted EBITDA Attributable to Non-Controlling Interest in Bluegreen/Big Cedar Vacations. The Company includes in its consolidated financial statements the results of operations and financial condition of Bluegreen/Big Cedar Vacations, Bluegreen’s 51%-owned subsidiary. The non-controlling interest in Adjusted EBITDA of Bluegreen/Big Cedar Vacations is the portion of Bluegreen/Big Cedar Vacations’ Adjusted EBITDA that is attributable to Big Cedar LLC, which holds the remaining 49% interest in Bluegreen/Big Cedar Vacations. Adjusted EBITDA attributable to the non-controlling interest in Bluegreen/Big Cedar Vacations was $2.2 million and $0.8 million during the three months ended March 31, 2021 and 2020, respectively. The increase in Adjusted EBITDA attributable to the non-controlling interest in Bluegreen/Big Cedar Vacations for the three months ended March 31, 2021 was primarily related to the decreased impact of the COVID-19 pandemic and a decrease in the provision for loan losses in the 2021 period as compared to the 2020 period as described above.

BVH Corporate

BVH Corporate in the Company’s segment information primarily includes the following:

•BVH’s corporate general and administrative expenses;

•Interest expense associated with Woodbridge’s junior subordinated debentures and the $75.0 million note payable to BBX Capital; and

•Interest income on interest-bearing cash accounts.

Corporate General and Administrative Expenses

BVH’s corporate general and administrative expenses consist primarily of costs associated with administering the various support functions at its corporate headquarters, including executive compensation, legal, accounting, human resources, investor relations, and executive offices lease payments. BVH’s corporate general and administrative expenses for the three months ended March 31, 2021 and 2020 were $0.8 million and $8.3 million, respectively.  The decrease in corporate general and administrative expenses for the 2021 period as compared to the 2020 period primarily reflects the allocation of most of the compensation of BVH’s Chief Executive Officer and Chief Financial Officer (who are also the Chief Executive Officer and Chief Financial Officer, respectively, of Bluegreen) to Bluegreen as a result of their expanded roles at Bluegreen in the 2021 period and BVH becoming a holding company for Bluegreen following its spin-off of BBX Capital during September 2020. Further, support functions at BVH’s corporate headquarters, including legal, accounting, and human resources remained with BBX Capital subsequent to the spin-off resulting in less corporate general and administrative expenses during the three months ended March 31, 2021.

Interest Expense

BVH’s interest expense for the three months ended March 31, 2021 and 2020 was $1.8 million and $1.1 million, respectively. The increase in interest expense during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily resulted from the $1.1 million of interest expense on the $75.0 million promissory note that was issued to BBX Capital in connection with the spin-off on September 30, 2020, partially offset by lower interest expense on Woodbridge’s junior subordinated debentures reflecting variable rates of interest on such debt during the 2021 period and BVH’s repayment in full during August 2020 of its $80.0 million note payable to Bluegreen. The interest expense on the $80.0 million note to Bluegreen and the related interest income recognized by Bluegreen are eliminated in the Company’s consolidated statements of operations for the 2020 period.

Interest Income

During the three months ended March 31, 2021, the Company recognized $0.1 million of interest and investment income from its interest-bearing cash accounts and other investments compared to $0.5 million recognized during the three months ended March 31, 2020. The decline in interest income reflects lower interest rates on interest earning assets during the 2021 period.

Benefit/Provision for Income Taxes from continuing operations

The provision for income taxes was $1.2 million for the three months ended March 31, 2021 compared to a benefit for income taxes of $1.5 million during the three months ended March 31, 2020. The Company’s effective income tax rate was approximately 29% and 15% for the three months ended March 31, 2021 and 2020, respectively. Effective income tax rates for interim periods are based upon the Company’s then current estimated annual rate. The effective income tax rate varies based upon the estimate of taxable earnings as well as on the mix of taxable earnings in the various states in which the Company and its subsidiaries operate. As such, the Company’s effective tax rates for the 2021 and 2020 periods reflect an estimate of the effect of the COVID-19 pandemic on its annual taxable earnings, state taxes, non-deductible items and changes in valuation allowance on deferred tax assets for each respective year.

Discontinued Operations

Discontinued operations represent the activities of BBX Capital, the former wholly owned subsidiary of the Company which was spun off on September 30, 2020. BBX Capital’s businesses include all of BVHs previous businesses other than Bluegreen, including BBX Capital Real Estate, BBX Sweet Holdings, and Renin.

The loss from discontinued operations before income taxes for the three months ended March 31, 2020 was $27.6 million. This loss reflects $24.7 million of impairment losses primarily resulting from the impact of the COVID-19 pandemic on BBX Capital’s businesses, including IT’SUGAR. There is no such loss from discontinued operation in the 2021 period.

Net Income or Loss from Continuing Operations Attributable to Noncontrolling Interests

BVH’s consolidated financial statements include the results of operations and financial position of partially owned subsidiaries in which it holds a controlling financial interest, including Bluegreen (in which the Company currently holds an approximate 93% interest) and Bluegreen/Big Cedar Vacations (which is owned 51% by Bluegreen). As a result, the Company is required to attribute net income or loss to the noncontrolling interests in these subsidiaries.

Net income from continuing operations attributable to noncontrolling interests during the three months ended March 31, 2021 and 2020 was $2.5 million and $1.0 million, respectively. The increase in net income attributable to noncontrolling interests for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily due to an increase in the net income of Bluegreen and Bluegreen/Big Cedar Vacations.

Changes in Financial Condition

The following table summarizes the Company’s cash flows for the periods indicated (in thousands):

	For the Three Months Ended March 31,
	2021	2020

Net cash provided by (used in) operating activities	$11,969	$(29,994)
Net cash used in investing activities	(4,049)	(5,513)
Net cash (used in) provided by financing activities	(25,138)	60,874
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(17,218)	$25,367

Cash Flows from Operating Activities

The Company’s operating cash flow increased $42.0 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 due primarily to a higher portion of Bluegreen’s sales being in cash (including down payments from customers), lower compensation and bonus payments to certain associates, decreased spending on the acquisition and development of inventory and lower payments of interest on debt.

Cash Flows from Investing Activities

Cash used in investing activities increased $1.5 million during the three months ended March 31, 2021 compared to the same period in 2020, primarily due to increased expenditures by Bluegreen for property and equipment in the 2021 period and certain activities related to BBX Capital, the former wholly owned subsidiary of the Company which was spun off on September 30, 2020.

Cash Flows from Financing Activities

Cash provided by financing activities decreased $86.0 million during the three months ended March 31, 2021 compared to the same period of 2020, primarily due to an $80.0 million decrease in net borrowings on Bluegreen’s lines-of-credit and notes payable, including, $60 million in borrowings on its lines-of-credit and various receivable backed facilities during the three months ended March 31, 2020 in connection with the initial impact of the COVID-19 pandemic and certain activities related to BBX Capital, the former wholly owned subsidiary of the Company which was spun off on September 30, 2020. This decrease in cash provided by financing activities was partially offset by decreased dividend payments of $1.1 million during the 2021 period as compared to the 2020 period and repurchases of Bluegreen’s common stock of $11.7 million in a private transaction during the 2020 period.

For additional information on the availability of cash from existing credit facilities, as well as repayment obligations, see “Liquidity and Capital Resources” below.

Seasonality

Bluegreen has historically, and expect to continue to experience, seasonal fluctuations in its revenues and results of operations. This seasonality has resulted, and may continue to result, in fluctuations in its quarterly operating results. Due to consumer travel patterns, Bluegreen typically experienced more tours and higher VOI sales during the second and third quarters. However, due to the impact of the COVID-19 pandemic, Bluegreen anticipates significantly decreased sales of VOIs in the second and third quarters of 2021 as compared to prior years and currently expects such adverse impact to continue in the near-term and possibly longer.

Liquidity and Capital Resources

The Company, excluding Bluegreen

As of March 31, 2021, the Company, excluding Bluegreen, had cash, cash equivalents, and short-term investments of approximately $26.9 million. BVH believes that its primary source of liquidity for the future will be its available cash, cash equivalents, short-term investments and distributions from Bluegreen and that it has sufficient liquidity to fund anticipated working capital and debt service requirements for at least two years based on current interest rates (assuming that BVH does not exercise its right to defer interest under the terms of the BBX Capital promissory note).

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

The Company’s wholly owned subsidiary, Woodbridge, had $65.3 million in junior subordinated debentures outstanding as of March 31, 2021. Woodbridge’s junior subordinated debentures accrue interest at a rate of 3-month LIBOR plus a spread ranging from 4.00% to 4.05%, mature between 2035 and 2036, and require interest payments on a quarterly basis.

BVH is a Bluegreen holding company with limited operations, and it is currently expected that it will incur approximately $2.0 million annually in executive compensation expenses and public company costs and annual interest expense of approximately $7.2 million associated with Woodbridge’s junior subordinated debentures and the note payable to BBX Capital. These amounts are based on current expectations and assumptions, currently available information and, with respect to interest expense on Woodbridge’s junior subordinated debentures, interest rates as of December 31, 2020. Such assumptions and expectations may not prove to be accurate, interest rates may increase and, accordingly or otherwise, actual expenses may exceed the amounts expected. BVH will rely primarily on cash on hand and cash equivalents, as well as dividends, if any, that may be paid by Bluegreen in the future, to fund its operations and satisfy its debt service requirements and other liabilities, including its note payable to BBX Capital. As discussed above, the COVID-19 pandemic has resulted in Bluegreen’s suspension of its regular quarterly dividend, and while BVH believes that it will have sufficient cash and cash equivalents to fund its operations for at least two years, it will be dependent on the resumption of dividends from Bluegreen to fund its operations in future periods. There is no assurance that Bluegreen will resume the payment of dividends.

For the three months ended March 31, 2021, BVH did not receive dividends from Bluegreen. BVH received $8.7 million of dividends from Bluegreen for the three months ended March 31, 2020. The resumption of dividends payments by Bluegreen, which is not assured and will depend on, among other factors, the recovery from the COVID-19 pandemic following its cessation (the timing of which is highly uncertain), as well as the amount and timing of such dividends, if any, will be based upon factors that Bluegreen’s board of directors deems to be appropriate, including Bluegreen’s operating results, financial condition, cash position, and operating and capital needs. Except as otherwise noted, the debts and obligations of Bluegreen are not direct obligations of BVH and generally are non-recourse to BVH. Similarly, the assets of Bluegreen are not available to BVH absent a dividend or distribution. Furthermore, certain of Bluegreen’s credit facilities contain terms which could limit the payment of cash dividends without the lender’s consent or waiver, and Bluegreen may only pay dividends subject to such restrictions as well as the declaration of dividends by its board of directors. BVH may also seek additional liquidity in the future from outside sources, including traditional bank financing, secured or unsecured indebtedness, or the issuance of equity and/or debt securities. However, these alternatives may not be available to BVH on attractive terms, or at all. The inability to raise funds through such sources when or to the extent needed would have a material adverse effect on the Company’s business, results of operations, and financial condition.

BVH has also historically received funds from its subsidiaries, including Bluegreen, in connection with the parties’ tax sharing agreement to the extent that a subsidiary utilized BVH’s tax benefits in BVH’s consolidated tax return. BVH received $11.2 million in tax sharing payments during the three months ended March 31, 2021, with no such tax sharing payments during the three months ended March 31, 2020 due to the impact of COVID-19 on the Company’s operations. BBX Capital and its subsidiaries are no longer parties to the tax sharing agreement as a result of the spin-off of BBX Captial on September 30, 2020.

In June 2017, the Company’s board of directors approved a share repurchase program which authorizes the repurchase of up to 1,000,000 shares of the Company’s Class A Common Stock and Class B Common Stock at an aggregate cost of up to $35.0 million. There were no share repurchases during the three months ended March 31, 2021 or 2020. As of March 31, 2021, subject to the dollar cap on repurchases, 49,903 shares of the Company’s Class A or Class B Common Stock remained available for repurchase under the share repurchase program.

Bluegreen

Bluegreen believes that it has sufficient liquidity from the sources described below to fund its operations, including its anticipated working capital, capital expenditure, debt service requirements and impacts associated with the COVID-19 pandemic challenges for the foreseeable future, subject to the success of its operations and ongoing mitigating measures to manage challenges associated with the COVID-19 pandemic, as discussed in this report, including cost and capital expenditure reductions and the ongoing availability of credit.

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

While the vacation ownership business has historically been capital intensive and Bluegreen has in the past and may in the future pursue transactions or activities which may require significant capital investment, Bluegreen has focused on the generation of  “free cash flow” (defined as cash flow from operating activities, less capital expenditures) by: (i) incentivizing Bluegreen’s sales associates and creating programs with third-party credit card companies to generate a higher percentage of sales in cash; (ii) maintaining sales volumes that focus on efficient marketing channels; (iii) limiting Bluegreen’s capital and inventory expenditures; (iv) utilizing sales and marketing, mortgage servicing, resort management services, title and construction expertise to pursue fee-based-service business relationships that generally require minimal up-front capital investment and have the potential to produce incremental cash flows; and (v) by selling VOIs obtained through secondary market or JIT arrangements. Bluegreen considers free cash flow to be a measure of cash generated by operating activities that can be used for future investing and financing activities, however, Bluegreen may use excess cash flows for other purposes. While Bluegreen intends to remain flexible with its sales of different categories of VOI inventory in the future, Bluegreen currently expects that its sale of fee-based inventory will decrease over time.

Bluegreen has $14.5 million of required contractual obligations due to be paid within one year, as well as two financing facilities with advance periods that will expire in 2021. While there is no assurance that Bluegreen will be successful, Bluegreen intends to seek to renew or extend its debt and extend its advance periods on certain facilities.

The ability to sell and/or borrow against notes receivable from VOI buyers has been critical to Bluegreen’s continued liquidity. A financed VOI buyer is generally only required to pay a minimum of 10% to 20% of the purchase price in cash at the time of sale; however, selling, marketing and administrative expenses attributable to the sale are primarily cash expenses that generally exceed a buyer’s minimum required down payment. Accordingly, having financing facilities available for the hypothecation, sale or transfer of Bluegreen’s VOI notes receivable has been critical to its ability to meet its short and long-term cash needs. Bluegreen has attempted to maintain a number of diverse financing facilities. Historically, Bluegreen has relied on its ability to sell receivables in the term securitization market in order to generate liquidity and create capacity in its receivable facilities. In addition, maintaining adequate VOI inventory to sell and pursue growth into new markets has historically required Bluegreen to incur debt for the acquisition, construction and development of new resorts. Development expenditures during the remainder of 2021 are expected range between $25.0 million to $30.0 million, which primarily relate to development at one of the Bluegreen/Big Cedar Vacations resorts. Bluegreen has historically financed a majority of its sales of VOIs, and accordingly, are subject to the risk of defaults by its customers. The full impact of COVID – 19 continues to be uncertain, but Bluegreen currently expect that the COVID-19 pandemic will continue to have an impact on the collectibility of its VOI notes receivable.

As described above, Bluegreen’s ability to borrow against or sell its VOI notes receivable has historically been a critical factor in Bluegreen’s liquidity. If Bluegreen is unable to renew credit facilities or obtain new credit facilities, Bluegreen’s business, results of operations, liquidity, or financial condition would be materially, adversely impacted.

In connection with Bluegreen’s capital-light business activities, Bluegreen has entered into agreements with third-party developers that allow Bluegreen to buy VOI inventory, typically on a non-committed basis, prior to when it intends to sell such VOIs. Bluegreen’s capital-light business strategy also includes secondary market sales, pursuant to which Bluegreen enters into secondary market arrangements with certain HOAs and others generally on a non-committed basis, which allows Bluegreen to acquire VOIs generally at a significant discount, as such VOIs are typically obtained by the HOAs through foreclosure in connection with maintenance fee defaults. Bluegreen currently expects to acquire between $5.0 million to $10.0 million of JIT and secondary market inventory during the remainder of 2021.

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

Credit Facilities for Receivables with Future Availability

Bluegreen maintains various credit facilities with financial institutions which allow Bluegreen to borrow against or sell its VOI notes receivable. As of March 31, 2021, Bluegreen had the following credit facilities with future availability, all of which are subject to revolving availability terms during the advance period and therefore provide for additional availability as the facility is paid down, subject in each case to compliance with covenants, eligible collateral and applicable terms and conditions during the advance period (dollars in thousands):

	Borrowing Limit as of March 31, 2021	Outstanding Balance as of March 31, 2021	Availability as of March 31, 2021	Advance Period Expiration; Borrowing Maturity as of March 31, 2020	Borrowing Rate; Rate as of March 31, 2021
Liberty Bank Facility	$40,000	$14,341	$25,659	June 2021; June 2024	Prime Rate - 0.10%; floor of 3.40%; 3.40%
NBA Receivables Facility	70,000	40,727	29,273	September 2023; March 2028	30 day LIBOR+2.25% to 2.75%; floor of 3.00% to 3.50%; 3.00% (1)
Pacific Western Facility	40,000	20,523	19,477	September 2021; September 2024	30 day LIBOR+2.75% to 3.00%; 3.04%
KeyBank/DZ Purchase Facility	80,000	10,867	69,133	December 2022; December 2024	30 day LIBOR or CP +2.25%; 2.50% (2)
Quorum Purchase Facility	50,000	27,130	22,870	December 2022; December 2034	(3)
	$280,000	$113,588	$166,412

(1)Pursuant to the amendment, borrowings after September 25, 2020 accrue interest at one-month LIBOR plus 2.25% (with an interest rate floor of 3.00%).

(2)Borrowings accrue interest at a rate equal to either LIBOR, a “Cost of Funds” rate or commercial paper (“CP”) rates plus 2.25%. As described in further detail below, the interest rate will increase to the applicable rate plus 3.25% upon the expiration of the advance period.

(3)Of the amounts outstanding under the Quorum Purchase Facility at March 31, 2021, $2.0 million accrues interest at a rate per annum of 4.75%, $13.7 million accrues interest at a fixed rate of 4.95%, and $11.4 million accrues interest at a fixed rate of 5.10%.

See Note 10 to the Company’s Consolidated Financial Statements included in its annual Report on Form 10-K for the year ended December 31, 2020 for additional information with respect to Bluegreen’s receivable-backed notes payable facilities.

Other Credit Facilities

Fifth Third Syndicated Line-of-Credit and Fifth Third Syndicated Term Loan. In December 2016, Bluegreen entered into a $100.0 million syndicated credit facility with Fifth Third Bank, as administrative agent and lead arranger, and certain other bank participants as lenders. In October 2019, Bluegreen amended the facility and increased the facility to $225.0 million. The amended facility includes a $100.0 million term loan (the “Fifth Third Syndicated Term Loan”) with quarterly amortization requirements and a $125.0 million revolving line of credit (the “Fifth Third Syndicated Line-of-Credit”). Borrowings under the amended facility generally bear interest at LIBOR plus 2.00% - 2.50% (with a LIBOR floor of 0.25%), depending on our leverage ratio, are collateralized by certain of Bluegreen’s VOI inventory, sales center buildings, management fees, short-term receivables and cash flows from residual interests relating to certain term securitizations, and will mature in October 2024. As of March 31, 2021, outstanding borrowings under the facility totaled $112.5 million, including $92.5 million under the Fifth Third Syndicated Term Loan with an interest rate of 2.51%, and $20.0 million under the Fifth Third Syndicated Line of Credit with an interest rate of 2.50%.

Bluegreen also has outstanding obligations under various credit facilities and securitizations that have no remaining future availability as the advance periods have expired.

Commitments

The Company’s material commitments as of March 31, 2021 included the required payments due on receivable-backed debt, Bluegreen’s lines-of-credit and other notes payable, BVH’s note payable to BBX Capital, junior subordinated debentures, commitments to complete certain projects based on its sales contracts with customers, subsidy advances to certain HOAs, and commitments under non-cancelable operating leases.

The following table summarizes the contractual minimum principal and interest payments required on all of the Company’s outstanding debt, non-cancelable operating leases and inventory purchase commitments by period due date, as of March 31, 2021 (in thousands):

	Payments Due by Period
Contractual Obligations	Less than 1 year	1 – 3 Years	4 – 5 Years	After 5 Years	Unamortized Debt Issuance Costs	Total
Receivable-backed notes payable	$—	$—	$62,225	$344,122	$(5,439)	$400,908
Bluegreen's notes payable and other borrowings	6,250	16,250	90,000	—	(1,050)	111,450
BVH's note payable to BBX Capital, Inc.	—	—	75,000	—	—	75,000
Jr. subordinated debentures (1)	—	—	—	171,064	(1,039)	170,025
Noncancelable operating leases (2)	4,250	12,493	5,825	24,933	—	47,501
Bass Pro Settlement (3)	4,000	8,000	—	—	—	12,000
Total contractual obligations	14,500	36,743	233,050	540,119	(7,528)	816,884

Interest Obligations (4)
Receivable-backed notes payable	13,166	26,332	23,746	82,545	—	145,789
Bluegreen's notes payable and other borrowings	2,743	4,938	1,231	—	—	8,912
BVH's note payable to BBX Capital, Inc.	4,500	9,000	8,975	—	—	22,475
Jr. subordinated debentures	9,387	18,773	18,773	92,897	—	139,830
Total contractual interest	29,796	59,043	52,725	175,442	—	317,006
Total contractual obligations	$44,296	$95,786	$285,775	$715,561	$(7,528)	$1,133,890

(1)Amounts do not include purchase accounting adjustments for junior subordinated debentures of $35.6 million.

(2)Amounts represent the cash payment for leases and includes interest of $11.6 million

(3)Amounts represent the three remaining $4.0 million annual cash payments to Bass Pro to be made during 2022, 2023, and 2024 pursuant to the June 2019 settlement agreement and includes imputed interest of $2.7 million.

(4)Assumes that the scheduled minimum principal payments are made in accordance with the table above and the interest rate on variable rate debt remains the same as the rate at March 31, 2021.

The future commitments of the Company, excluding Bluegreen, relate to Woodbridge’s junior subordinated debentures and the note payable to BBX Capital, including interest thereon. The Company will rely primarily on cash on hand and cash equivalents, as well as dividends, if any, that may be paid by Bluegreen in the future, in order to satisfy the principal payments required on its contractual obligations. As discussed above, the COVID-19 pandemic has resulted in Bluegreen’s suspension of its regular quarterly dividend, and while the Company believes that it will have sufficient cash and cash equivalents to fund its operations for at least two years, it will be dependent on the resumption of dividends from Bluegreen to fund its operations in future periods. There is no assurance that Bluegreen will resume the payment of dividends.

In December 2019, Bluegreen’s then-serving President and Chief Executive Officer resigned. In connection with his resignation, Bluegreen agreed to make payments totaling $3.5 million over a period of 18 months, $0.6 million of which remained payable as of March 31, 2021.

In lieu of paying maintenance fees for unsold VOI inventory, Bluegreen may enter into subsidy agreements with certain HOAs. During the three months ended March 31, 2021 and 2020, Bluegreen made payments related to such subsidies of $1.6 million and $1.9 million, respectively, which are included within cost of other fee-based services in the Company’s unaudited consolidated statements of operations and comprehensive income. As of March 31, 2021,

Bluegreen had $4.7 million accrued for such subsidies, which is included in accrued liabilities and other in the unaudited consolidated balance sheet as of such date. As of December 31, 2020, Bluegreen had no accrued liabilities for such subsidies.

Bluegreen intends to use cash on hand and cash flow from operations, including cash received from the sale or pledge of VOI notes receivable, and cash received from new borrowings under existing or future credit facilities in order to satisfy the principal and interest payments required on contractual obligations.

Bluegreen believes that its existing cash, anticipated cash generated from operations, anticipated future permitted borrowings under existing or future credit facilities, and anticipated future sales of notes receivable under existing, future or replacement purchase facilities will be sufficient to meet its anticipated working capital, capital expenditure and debt service requirements, including the contractual payment of the Bluegreen obligations set forth above, for the foreseeable future subject to the success of its ongoing business strategies, the ongoing availability of credit and the impact of the COVID-19 pandemic and success of the actions Bluegreen has taken in response thereto. Bluegreen will continue its efforts to renew, extend or replace any credit and receivables purchase facilities that have expired or that will expire in the near term. Bluegreen may, in the future, also obtain additional credit facilities and may issue corporate debt or equity securities. Any debt incurred or issued may be secured or unsecured, bear interest at fixed or variable rates and may be subject to such terms as the lender may require and management believes acceptable. There can be no assurance that Bluegreen’s efforts to renew or replace credit facilities or receivables purchase facilities which have expired or which are scheduled to expire in the near term will be successful or that sufficient funds will be available from operations or under existing, proposed or future revolving credit or other borrowing arrangements or receivables purchase facilities to meet Bluegreen’s cash needs, including debt service obligations. To the extent Bluegreen is unable to sell notes receivable or borrow under such facilities, its ability to satisfy its obligations would be materially adversely affected.

Bluegreen’s receivables purchase facilities, credit facilities, indentures and other outstanding debt instruments include what Bluegreen believes to be customary conditions to funding, eligibility requirements for collateral, cross-default and other acceleration provisions and certain financial and other affirmative and negative covenants, including, among others, limits on the incurrence of indebtedness, payment of dividends, investments in joint ventures and other restricted payments, the incurrence of liens and transactions with affiliates, as well as covenants concerning net worth, fixed charge coverage requirements, debt-to-equity ratios, portfolio performance requirements and cash balances, and events of default or termination. In the future, Bluegreen may be required to seek waivers of such covenants, but may not be successful in obtaining waivers, and such covenants may limit its ability to raise funds, sell receivables or satisfy or refinance its obligations, or otherwise adversely affect its financial condition and results of operations, as well as its ability to pay dividends. During April 2020, Bluegreen’s board of directors suspended regular quarterly cash dividends on its common stock due to the impact of the COVID-19 pandemic. As such, no regular or any other special cash dividends are currently anticipated. Bluegreen’s future operating performance and ability to meet its financial obligations will be subject to future economic conditions and to financial, business and other factors, many of which may be beyond its control.

Pursuant to a settlement agreement Bluegreen entered into with Bass Pro and its affiliates during June 2019, Bluegreen paid Bass Pro $20.0 million and agreed to make five annual payments to Bass Pro of $4.0 million, which commenced in January 2020. Additionally, in lieu of the previous commission arrangement, Bluegreen agreed to pay Bass Pro a fixed annual fee of $70,000 for each Bass Pro and Cabela’s retail store that Bluegreen is accessing (excluding sales at retail stores which are designated to provide tours to Bluegreen/Big Cedar Vacations, or “Bluegreen/Big Cedar feeder stores”), plus $32.00 per net vacation package sold (less cancellations or refunds within 45 days of sale). Bluegreen also agreed to contribute to the Wonders of Wildlife Foundation $5.00 per net package sold (less certain cancellations and refunds within 45 days of sale), subject to an annual minimum of $700,000. Subject to the terms and conditions of the settlement agreement, Bluegreen is generally required to pay the fixed annual fee with respect to at least 59 Bass Pro retail stores and a minimum number of Cabela’s retail stores that increases over time to a total of at least 60 Cabela’s retail stores by the end of 2021. In January 2021, Bluegreen paid $6.9 million for this fixed fee, of which $5.2 million was prepaid and is included in the Company’s unaudited consolidated balance sheet as of March 31, 2021. Notwithstanding the foregoing, the minimum number of Bass Pro and Cabela’s retail stores for purposes of the fixed annual fee may be reduced under certain circumstances set forth in the agreement, including as a result of a reduction of traffic in the stores in excess of 25% year-over-year. As of March 31, 2021, Bluegreen had sales and marketing operations at a total of 105 Bass Pro Shops and Cabela’s Stores.

Off-balance-sheet Arrangements

As of March 31, 2021, the Company did not have any “off-balance sheet” arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to market risks in the ordinary course of its business. These risks primarily include interest rate risk and risks relating to inflation and changing prices. In addition, instability or volatility in the financial markets which restricts the availability of credit, including in connection with the COVID-19 pandemic, may adversely impact the ability to borrow against or sell Bluegreen’s VOI receivables, which has historically been a critical factor in Bluegreen’s liquidity as well as adversely impact its business, operating results, liquidity or financial condition. The Company’s exposure to market risk has not materially changed from what was previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2020. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and its Chief Financial Officer, conducted an evaluation of the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2021. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act has been recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and has been accumulated and communicated to its management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2021, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no material changes in the Company’s material legal proceedings from those disclosed in the “Legal Proceedings” section of its Annual Report on Form 10-K for the year ended December 31, 2020, other than the matter involving the Purchase and Sale Agreement between BVU and New York Urban described in Note 9 to the unaudited consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q, which description is incorporated into this Item by reference.

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in the “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels LinkBase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

† Exhibit is furnished, not filed, with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUEGREEN VACATIONS HOLDING CORPORATION

May 10, 2021	By:/s/ Alan B. Levan
Alan B. Levan, Chairman of the Board,
Chief Executive Officer and President

May 10, 2021	By: /s/ Raymond S. Lopez
Raymond S. Lopez
Chief Financial Officer