Form 10-Q
period 2021-06-30
Bluegreen Vacations Holding Corp
filed 2021-08-04
CIK 315858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021

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

Registrant’s telephone number, including area code: (561) 912-8000

Securities registered pursuant to Section 12(b) of the Act:

Ding
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $.01 par value	BVH	New York Stock Exchange

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

The number of shares outstanding of each of the registrant’s classes of common stock as of August 2, 2021 is as follow:

Class A Common Stock of $.01 par value, 18,293,575 shares outstanding

Class B Common Stock of $.01 par value, 3,690,564 shares outstanding

BLUEGREEN VACATIONS HOLDING CORPORATION

FORM 10-Q TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

BLUEGREEN VACATIONS HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

	June 30,	December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$216,112	$221,118
Restricted cash ($17,960 and $20,469 in VIEs at June 30, 2021
and December 31, 2020, respectively)	46,651	35,986
Notes receivable	560,320	551,393
Less: Allowance for loan losses	(145,718)	(142,044)
Notes receivable, net ($278,285 and $292,021 in VIEs
at June 30, 2021 and December 31, 2020, respectively)	414,602	409,349
Vacation ownership interest ("VOI") inventory	343,362	347,122
Property and equipment, net	90,562	90,049
Intangible assets, net	61,390	61,431
Operating lease assets	37,648	34,415
Prepaid expenses	21,525	9,367
Other assets	42,401	41,282
Total assets	$1,274,253	$1,250,119

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable	$17,578	$10,559
Deferred income	15,124	15,745
Accrued liabilities and other	119,697	93,971
Receivable-backed notes payable - recourse	32,076	38,500
Receivable-backed notes payable - non-recourse ($322,565 and $341,532
in VIEs at June 30, 2021 and December 31, 2020)	357,162	355,833
Note payable to BBX Capital, Inc.	75,000	75,000
Other notes payable and borrowings	110,214	138,386
Junior subordinated debentures	134,448	138,177
Operating lease liabilities	39,389	35,904
Deferred income taxes	81,913	85,314
Total liabilities	982,601	987,389
Commitments and Contingencies - See Note 9
Shareholders' Equity
Preferred stock of $0.01 par value; authorized 10,000,000 shares	—	—
Class A Common Stock of $0.01 par value; authorized 30,000,000 shares;
issued and outstanding 18,293,576 in 2021 and 15,624,091 in 2020	183	156
Class B Common Stock of $0.01 par value; authorized 4,000,000 shares;
issued and outstanding 3,690,564 in 2021 and 3,693,596 in 2020	37	37
Additional paid-in capital	200,298	177,104
Accumulated earnings	33,061	10,586
Total Bluegreen Vacations Holding Corporation shareholders' equity	233,579	187,883
Non-controlling interest	58,073	74,847
Total shareholders' equity	291,652	262,730
Total liabilities and shareholders' equity	$1,274,253	$1,250,119

See accompanying Notes to Consolidated Financial Statements - Unaudited

BLUEGREEN VACATIONS HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue:
Gross sales of VOIs	$110,300	$10,900	$178,550	$86,381
Provision for loan losses	(18,488)	(1,846)	(30,807)	(32,199)
Sales of VOIs	91,812	9,054	147,743	54,182
Fee-based sales commission revenue	35,618	1,135	61,336	42,500
Other fee-based services revenue	30,442	26,413	59,339	55,727
Cost reimbursements	15,552	11,850	32,160	30,970
Interest income	19,595	19,418	38,856	40,618
Other income, net	439	355	278	525
Total revenues	193,458	68,225	339,712	224,522
Costs and Expenses:
Cost of VOIs sold	7,024	1,038	12,193	5,137
Cost of other fee-based services	15,647	18,535	32,732	40,246
Cost reimbursements	15,552	11,850	32,160	30,970
Interest expense	8,876	9,558	18,611	19,456
Selling, general and administrative expenses	114,786	49,820	205,750	160,305
Total costs and expenses	161,885	90,801	301,446	256,114
Income (loss) before income taxes	31,573	(22,576)	38,266	(31,592)
Provision for income taxes	(7,694)	(2,391)	(8,883)	(938)
Income (loss) from continuing operations	23,879	(24,967)	29,383	(32,530)
Discontinued operations
Loss from operations	—	(8,448)	—	(36,077)
(Provision) benefit for income taxes	—	(3,236)	—	1,141
Net loss from discontinued operations	—	(11,684)	—	(34,936)
Net income (loss)	23,879	(36,651)	29,383	(67,466)
Less: Income attributable to noncontrolling interests - continuing operations	4,378	5	6,908	956
Less: Loss attributable to noncontrolling interests - discontinued operations	—	(856)	—	(4,312)
Net income (loss) attributable to shareholders	$19,501	$(35,800)	$22,475	$(64,110)

Basic earnings (loss) per share from continuing operations	$0.93	$(1.36)	$1.12	$(1.83)
Basic loss per share from discontinued operations	—	(0.59)	—	(1.67)
Basic earnings (loss) per share	$0.93	$(1.95)	$1.12	$(3.50)
Diluted earnings (loss) per share from continuing operations	$0.93	$(1.36)	$1.12	$(1.83)
Diluted loss per share from discontinued operations	—	(0.59)	—	(1.67)
Diluted earnings (loss) per share	$0.93	$(1.95)	$1.12	$(3.50)
Basic weighted average number of common shares outstanding	20,912	18,298	20,128	18,298
Diluted weighted average number of common and common equivalent shares outstanding	20,912	18,298	20,128	18,298
Cash dividends declared per Class A and B common shares	$—	$—	$—	$—

BLUEGREEN VACATIONS HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED) – (Continued)

(In thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Net income (loss)	$23,879	$(36,651)	$29,383	$(67,466)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	—	195	—	(355)
Unrealized loss on securities available for sale	—	41	—	4
Other comprehensive loss, net	—	236	—	(351)
Comprehensive income (loss), net of tax	23,879	(36,415)	29,383	(67,817)
Less: Comprehensive income (loss) attributable to noncontrolling interests	4,378	(851)	6,908	(3,356)
Comprehensive income (loss) attributable to shareholders	$19,501	$(35,564)	$22,475	$(64,461)

See accompanying Notes to Consolidated Financial Statements - Unaudited

BLUEGREEN VACATIONS HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(In thousands, except share data)

	Shares of
	Common Stock		Common				Accumulated
	Outstanding		Stock		Additional		Other	Total	Non-
	Class		Class		Paid-in	Accumulated	Comprehensive	Shareholders'	Controlling	Total
	A	B	A	B	Capital	Earnings	Income	Equity	Interests	Equity (Loss)
Balance, December 31, 2020	15,624	3,694	$156	37	177,104	10,586	—	187,883	74,847	262,730
Net income	—	—	—	—	—	2,974	—	2,974	2,530	5,504
Balance, March 31, 2021	15,624	3,694	$156	37	177,104	13,560	—	190,857	77,377	268,234
Bluegreen Vacations Corporation short-form merger	2,666	—	27	—	23,042	—	—	23,069	(23,682)	(613)
Conversion of common stock from Class B to Class A	3	(3)	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	152	—	—	152	—	152
Net income	—	—	—	—	—	19,501	—	19,501	4,378	23,879
Balance, June 30, 2021	18,293	3,691	$183	37	200,298	33,061	—	233,579	58,073	291,652

	Shares of
	Common Stock		Common				Accumulated
	Outstanding		Stock		Additional		Other	Total	Non-
	Class		Class		Paid-in	Accumulated	Comprehensive	Shareholders'	Controlling	Total
	A	B	A	B	Capital	Earnings	Income	Equity	Interests	Equity (Loss)
Balance, December 31, 2019	15,106	3,192	$151	32	153,507	394,551	1,554	549,795	90,275	640,070
Net loss excluding $2,743 of loss attributable to redeemable noncontrolling interest	—	—	—	—	—	(28,310)	—	(28,310)	238	(28,072)
Other comprehensive loss	—	—	—	—	—	—	(587)	(587)	—	(587)
Bluegreen purchase and retirement of common stock	—	—	—	—	(1,167)	—	—	(1,167)	(10,574)	(11,741)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(923)	(923)
Accretion of redeemable noncontrolling interest	—	—	—	—	—	(551)	—	(551)	—	(551)
Conversion of common stock from Class B to Class A	27	(27)	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	2,731	—	—	2,731	—	2,731
Balance, March 31, 2020	15,133	3,165	$151	32	155,071	365,690	967	521,911	79,016	600,927
Net loss excluding $846 of loss attributable to redeemable noncontrolling interest	—	—	—	—	—	(35,800)	—	(35,800)	(5)	(35,805)
Other comprehensive income	—	—	—	—	—	—	236	236	—	236
Accretion of redeemable noncontrolling interest	—	—	—	—	—	(696)	—	(696)	—	(696)
Share-based compensation	—	—	—	—	2,944	—	—	2,944	—	2,944
Balance, June 30, 2020	15,133	3,165	$151	32	158,015	329,194	1,203	488,595	79,011	567,606

See accompanying Notes to Consolidated Financial Statements - Unaudited

BLUEGREEN VACATIONS HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	For the Six Months Ended
	June 30,
	2021	2020
Operating activities:
Net income (loss)	$29,383	$(67,466)
Adjustment to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Recoveries from loan losses, net, from discontinued operations	—	(5,037)
Provision for loan losses	30,807	32,199
Depreciation, amortization and accretion, net	10,116	13,632
Share-based compensation expense	152	5,675
Net losses on sales of real estate and property and equipment	24	77
Equity earnings of unconsolidated real estate joint ventures	—	(696)
Return on investment in unconsolidated real estate joint ventures	—	3,991
Decrease in deferred income tax liability	(3,401)	(2,070)
Impairment losses	—	31,588
Changes in operating assets and liabilities:
Notes receivable	(36,060)	12,137
VOI inventory	3,760	(3,333)
Trade inventory	—	2,342
Real estate inventory	—	(316)
Prepaids expense and other assets	(13,888)	11,390
Accounts payable, accrued liabilities and other, and
deferred income	32,376	(50,127)
Net cash provided by (used in) operating activities	$53,269	$(16,014)

Investing activities:
Return of investment in unconsolidated real estate joint ventures	—	748
Investments in unconsolidated real estate joint ventures	—	(12,664)
Proceeds from repayment of loans receivable	—	5,260
Proceeds from sales of property and equipment	—	131
Additions to real estate	—	(59)
Purchases of property and equipment	(8,229)	(8,157)
Decrease in cash from other investing activities	—	(145)
Net cash used in investing activities	$(8,229)	$(14,886)

Financing activities:
Repayments of notes payable and other borrowings	$(100,858)	$(123,547)
Proceeds from notes payable and other borrowings	66,363	135,480
Redemption of junior subordinated debentures	(4,186)	—
Payments for debt issuance costs	(87)	(591)
Purchase and retirement of subsidiary common stock	—	(11,741)
Payments of merger transaction costs	(613)	—
Dividends paid on common stock	—	(1,144)
Distributions to noncontrolling interests	—	(923)
Net cash used in financing activities	$(39,381)	$(2,466)
Net increase (decrease) in cash and cash equivalents
and restricted cash	5,659	(33,366)
Cash, cash equivalents and restricted cash at beginning of period	257,104	406,870
Cash, cash equivalents and restricted cash at end of period	$262,763	$373,504

BLUEGREEN VACATIONS HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

Supplemental cash flow information:
Interest paid on borrowings, net of amounts capitalized	$16,138	$18,394
Income taxes paid	8,830	259
Supplementary disclosure of non-cash investing and financing activities:
Increase in other assets upon issuance of Community Development District Bonds	—	827
Assumption of Community Development District Bonds by homebuilders	—	1,987
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	216,112	323,724
Restricted cash	46,651	25,189
Discontinued operations cash	—	24,591
Total cash, cash equivalents and restricted cash	$262,763	$373,504

See accompanying Notes to Consolidated Financial Statements - Unaudited

BLUEGREEN VACATIONS HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1. Organization and Basis of Financial Statement Presentation

Bluegreen Vacations Holding Corporation, together with its subsidiaries, including Bluegreen Vacations Corporation, are referred herein as “the Company” or “we” or “us” or “our” (unless stated to the contrary or the context otherwise requires). The Company has prepared the accompanying unaudited consolidated financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, it does not include all of the information and footnotes required by GAAP for complete financial statements.

In the Company’s opinion, the financial information furnished herein reflects all adjustments consisting of normal recurring items necessary for a fair presentation of its financial position, results of operations, and cash flows for the interim periods reported in this Quarterly Report on Form 10-Q. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and, accordingly, actual results could differ from those estimates. Due to the unprecedented impact and uncertainties related to the Coronavirus Disease 2019 (“COVID-19”) pandemic, including its potential future impact and other factors, the results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or any other future interim or annual periods. The accompanying interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2020, included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2021 (the “2020 Annual Report on Form 10-K”).

Our Business

On September 30, 2020, the Company completed its spin-off of BBX Capital, Inc. (“BBX Capital”). The former wholly owned subsidiary became a separate public company as a result of the spin-off and holds all of the historical business and investments other than the Company’s investment in Bluegreen Vacations Corporation (“Bluegreen”). As a result of the spin-off the Company is a “pure play” holding company whose sole asset is its wholly owned subsidiary Bluegreen.

Prior to May 5, 2021, the Company beneficially owned approximately 93% of Bluegreen’s outstanding common stock. On May 5, 2021, the Company acquired all of the approximately 7% of the outstanding shares of Bluegreen’s common stock not previously beneficially owned by the Company through a statutory short-form merger under Florida law. In connection with the merger, Bluegreen’s shareholders (other than the Company) received 0.51 shares of the Company’s Class A Common Stock for each share of Bluegreen’s common stock that they held at the effective time of the merger (subject to rounding up of fractional shares). The Company issued approximately 2.66 million shares of its Class A Common Stock in connection with the merger. As a result of the completion of the merger, Bluegreen became a wholly owned subsidiary of the Company.

The Company is a leading vacation ownership company that markets and sells vacation ownership interests (“VOIs”) and manages resorts in popular leisure and urban destinations. Our resorts are primarily located in high-volume, “drive-to” vacation locations, including Orlando, Las Vegas, Myrtle Beach, Charleston and New Orleans, among others. The resorts in which we market, sell, and manage VOIs were either developed or acquired by the Company, or were developed and are owned by third parties. The Company earns fees for providing sales and marketing services to third party developers and also earns fees for providing management services to the Bluegreen Vacation Club and homeowners’ associations (“HOAs”), mortgage servicing, VOI title services, reservation services, and construction design and development services. In addition, the Company provides financing to qualified VOI purchasers, which generates significant interest income.

Basis of Financial Statement Presentation

The Company’s unaudited consolidated financial statements include the accounts of its wholly owned subsidiaries, other entities in which the Company or its consolidated subsidiaries hold controlling financial interests, and any Variable Interest Entities (“VIEs”) in which the Company or one of its consolidated subsidiaries is deemed the primary beneficiary of the VIE. All significant inter-company accounts and transactions have been eliminated in consolidation.

Impact of the COVID-19 pandemic

Initial response and impact to 2020

The COVID-19 pandemic has caused, and continues to cause, an unprecedented disruption in the U.S. and global economies and the industries in which the Company operates due to, among other things, government ordered “shelter in place” and “stay at home” orders and advisories, travel restrictions, and restrictions on business operations, including government guidance with respect to travel, public accommodations, social gatherings, and related matters. These disruptions arising from the pandemic and the reaction of the general public to the pandemic had a significant adverse impact on the Company's financial condition and operations during the three and six months ended June 30, 2020 and through 2020. In response to the pandemic, during the last week of March 2020, the Company temporarily closed all of its VOI sales centers and marketing operations and took other measures with a goal of mitigating the impact of the pandemic and positioning Bluegreen to navigate the pandemic successfully. During the second quarter of 2020, we began a phased reopening of resorts and resumption of our business activities under new operating guidelines and with enhanced safety measures and occupancy restrictions. By June 30, 2020, 64 Bass Pro Shops and Cabela’s stores (out of the 89 that were open in March 2020) were open, we had reactivated our Choice Hotels call transfer program, virtually all of our resorts were open, and 21 of our 26 VOI sales centers were open for sales to existing owners and one sales center was selling to new prospects.

In response to the pandemic, we implemented several cost mitigating activities beginning in March 2020, including reductions in our workforce of over 1,600 positions and the placement of another approximately 3,200 of our associates on temporary furlough or reduced work hours. As of June 30, 2020, approximately 2,300 associates had returned to work on a full-time basis. During the three and six months ended June 30, 2020, we incurred $2.2 million and $6.7 million in severance, respectively, and $10.7 million and $11.6 million, respectively, of payroll and payroll benefit expense relating to employees on temporary furlough or reduced work hours. These payments and expenses are included in selling, general and administrative expenses in the unaudited consolidated statement of operations for the three and six months ended June 30, 2020. Also, in March 2020, Bluegreen drew down $60 million under its lines-of-credit and pledged or sold receivables under its various receivable backed facilities to increase its cash position. In June 2020, Bluegreen repaid $40 million under its syndicated line-of-credit and amended the agreements to modify the definition of certain customary covenants.  During the six months ended June 30, 2020, we recorded an additional allowance for loan losses of $12.0 million, which included our customary estimate of customer defaults as a result of the COVID-19 pandemic based on our historical experience, forbearance requests received from our customers, and other factors, including, but not limited to, the seasoning of the notes receivable and FICO scores of the customers.

Impact to 2021 and outlook

The Company continues to be adversely affected by the economic impact of the COVID-19 pandemic during 2021. The number of reported COVID -19 cases went down during the second quarter and as of June 30, 2021, we were operating marketing kiosks at 112 Bass Pro Shops and Cabela’s stores, including 13 new Cabela’s locations and one Bass Pro location opened during the six months ended June 30, 2021; the Choice Hotels call transfer program was close to pre-pandemic volume; all but two sales centers were operating and all of our resorts, except for one unrelated to COVID-19 in Surfside, FL, were open.  Further, resort occupancy rates were approximately 86% at resorts with sales centers in the second quarter of 2021 facilitated by our ‘drive-to’ network of resorts and we sold 56,000 vacation packages in the second quarter of 2021 compared to 8,000 in the second quarter of 2020. Further, during the second quarter of 2021, the Company experienced an increase in sales of VOIs, which we believe was a sign of improvement in general economic conditions. However, current levels of illness are rising and indicate that the pandemic and its impact on the Company are not over. The CDC recently issued new guidance regarding the use of masks and vaccinations are increasingly being required by government agencies and employers. Various state and local government officials may in the future issue new or revised orders that are different than the ones under which we are currently operating. Accordingly, there remains significant uncertainty as to the probable duration and severity of the pandemic and the likely impact of the pandemic on the Company’s future revenues, net income and other operating results.

Use of Estimates

The Company’s financial statements are prepared in conformity with GAAP, which requires it to make estimates based on assumptions about current and, for some estimates, future economic and market conditions which affect reported amounts and related disclosures in its financial statements. Although the Company’s current estimates contemplate current and expected future conditions, as applicable, actual conditions could differ from its expectations, which could materially affect its results of operations and financial position. In particular, a number of estimates have been and will continue to be affected by the ongoing COVID-19 pandemic. The severity, magnitude and duration, as well as the economic consequences of the COVID-19 pandemic, are uncertain, rapidly changing and difficult to predict. As a result, accounting estimates and assumptions may change over time in response to COVID-19. Such changes could result in, among other adjustments, future impairments of intangibles and long-lived assets, incremental credit losses on VOI notes receivable, an increase in valuation allowances on deferred tax assets, or an increase in other obligations as of the time of a relevant measurement event.

2. Recently Issued Accounting Pronouncements

Future Adoption of Recently Issued Accounting Pronouncements

The FASB has issued the following accounting pronouncement and guidance relevant to the Company’s operations which had not yet been adopted as of June 30, 2021:

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effect of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”), which provides relief for companies preparing for the discontinuation of LIBOR in response to the Financial Conduct Authority (the regulatory authority over LIBOR) plan for a phase out of regulatory oversight of LIBOR interest rate indices after 2021 to allow for an orderly transition to an alternate reference rate. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to LIBOR for promissory notes or other contracts that are currently indexed to LIBOR. The ARRC has proposed a market transition plan to SOFR from LIBOR and organizations are currently working on transition plans as it relates to derivatives and cash markets exposed to LIBOR. Although the Company’s VOIs notes receivable from its borrowers are not indexed to LIBOR, as of June 30, 2021, the Company had $170.9 million of LIBOR indexed junior subordinated debentures, $70.9 million of LIBOR indexed receivable-backed notes payable and lines of credit, and $108.1 million of LIBOR indexed lines of credit and notes payable (which are not receivable-backed) that mature after 2021. Companies can apply ASU 2020-04 immediately. However, the guidance will only be available for a limited time, generally through December 31, 2022. The Company has not yet adopted this standard and is evaluating the potential impact that the eventual replacement of the LIBOR benchmark interest rate could have on its results of operations, liquidity and consolidated financial statements.

3. Revenue From Contracts with Customers

The table below sets forth the Company’s disaggregated revenue by category from contracts with customers (in thousands).

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Sales of VOIs (1)	$91,812	$9,054	$147,743	$54,182
Fee-based sales commission revenue (1)	35,618	1,135	61,336	42,500
Resort and club management revenue (2)	25,443	24,224	50,371	49,253
Cost reimbursements (2)	15,552	11,850	32,160	30,970
Administrative fees and other (1)	2,863	1,349	5,137	4,072
Other revenue (2)	2,136	840	3,831	2,402
Revenue from customers	173,424	48,452	300,578	183,379
Interest income (3)	19,595	19,418	38,856	40,618
Other income, net	439	355	278	525
Total revenue	$193,458	$68,225	$339,712	$224,522

(1) Included in the Company’s sales of VOIs and financing segment described in Note 14.

(2) Included in the Company’s resort operations and club management segment described in Note 14.

(3) Interest income of $19.5 million and $19.1 million for the three months ended June 30, 2021 and 2020, respectively, and $38.7 million and $39.2 million for the six months ended June 30, 2021 and 2020, respectively, are included in the Company’s sales of VOIs and financing segment described in Note 14.

Please refer to Note 14: Segment Reporting below for more details related to the Company’s segments.

4. Notes Receivable

The table below provides information relating to the Company’s notes receivable and its allowance for loan losses (dollars in thousands):

	As of
	June 30,	December 31,
	2021	2020
Notes receivable secured by VOIs:
VOI notes receivable - non-securitized	$185,215	$156,078
VOI notes receivable - securitized	375,105	395,315
Gross VOI notes receivable	560,320	551,393
Allowance for loan losses - non-securitized	(48,898)	(38,750)
Allowance for loan losses - securitized	(96,820)	(103,294)
Allowance for loan losses	(145,718)	(142,044)
VOI notes receivable, net	$414,602	$409,349
Allowance as a % of Gross VOI notes receivable	26%	26%

The weighted-average interest rate charged on the Company’s notes receivable secured by VOIs was 15.1% and 15.0% at June 30, 2021 and December 31, 2020, respectively. All of the Company’s VOI loans bear interest at fixed rates. the Company’s VOI notes receivable are substantially secured by property located in Florida, Missouri, Nevada, South Carolina, Tennessee, and Wisconsin.

Allowance for Loan Losses

The activity in the Company’s allowance for loan losses was as follows (in thousands):

	For the Six Months Ended
	June 30,
	2021	2020
Balance, beginning of period	$142,044	$140,630
Provision for loan losses	30,807	32,199
Less: Write-offs of uncollectible receivables	(27,133)	(25,200)
Balance, end of period	$145,718	$147,629

The Company monitors the credit quality of its receivables on an ongoing basis. The Company holds large amounts of homogeneous VOI notes receivable and assess uncollectibility based on pools of receivables as we do not believe that there are significant concentrations of credit risk with any individual counterparty or groups of counterparties. In estimating loan losses, we do not use a single primary indicator of credit quality but instead evaluate our VOI notes receivable based upon a static pool analysis that incorporates the aging of the respective receivables, default trends and prepayment rates by origination year, as well as the FICO scores of the borrowers.

During 2020, and to a lesser extent in 2021, the COVID-19 pandemic had a material adverse impact on unemployment in the United States and economic conditions in general and the impact may continue for some time. During the six months ended June 30, 2020, the Company recorded an additional allowance of $12.0 million which included our estimate at that time of customer defaults as a result of changing economic factors related to the COVID-19 pandemic. We believe that the COVID-19 pandemic may continue to have an impact on the collectability of its VOI notes receivable. We continue to evaluate the impact of the COVID-19 pandemic on our default or delinquency rates as the current situation is rapidly changing and highly uncertain. Our estimate may not prove to be correct and our allowance for loan losses may not prove to be adequate.

Additional information about our VOI notes receivable by year of origination as of June 30, 2021 is as follows (in thousands):

	Year of Origination
	2021	2020	2019	2018	2017	2016 and Prior	Total

701+	$55,296	$58,631	$71,201	$47,010	$31,431	$51,113	$314,682
601-700	37,648	38,738	39,152	29,624	20,964	47,002	213,128
<601 (1)	1,803	3,542	4,079	2,705	1,767	5,018	18,914
Other (2)	—	1,109	1,393	3,183	2,561	5,350	13,596
Total by FICO score	$94,747	$102,020	$115,825	$82,522	$56,723	$108,483	$560,320

(1)Includes VOI notes receivable attributable to borrowers without a FICO score (who are primarily foreign borrowers).

(2)Includes $9.6 million related to VOI notes receivable that, as of June 30, 2021, had defaulted, but the related VOI note receivable balance had not yet been charged off in accordance with the provisions of certain receivable-backed notes payable transactions. These VOI notes receivable have been reflected in the allowance for loan losses.

Additional information about our VOI notes receivable by year of origination as of December 31, 2020 is as follows (in thousands):

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

(2)Includes $11.4 million related to VOI notes receivable that, as of December 31, 2020, had defaulted, but the related VOI note receivable balance had not yet been charged off in accordance with the provisions of certain receivable-backed notes payable transactions. These VOI notes receivable have been reflected in the allowance for loan losses.

The percentage of gross notes receivable outstanding by FICO score of the borrower at the time of origination were as follows:

	June 30,	December 31,
	2021	2020
FICO Score
700+	58%	59%
601-699	38	37
<600	3	3
No Score (1)	1	1
Total	100%	100%

(1)VOI notes receivable attributable to borrowers without a FICO score (who are primarily foreign borrowers).

The Company’s notes receivable are carried at amortized cost less an allowance for loan losses. Interest income is suspended, and previously accrued but unpaid interest income is reversed, on all delinquent notes receivable when principal or interest payments are more than 90 days contractually past due and not resumed until such loans are less than 90 days past due. As of June 30, 2021 and December 31, 2020, $19.7 million and $24.0 million, respectively, of our VOI notes receivable were more than 90 days past due, and accordingly, consistent with our policy, were not accruing interest income. After approximately 127 days past due, VOI notes receivable are generally written off against the allowance for loan loss. Accrued interest was $3.8 million and $3.9 million as of June 30, 2021 and December 31, 2020, respectively, and is included within other assets in the Company’s unaudited consolidated balance sheets herein.

The following table shows the delinquency status of our VOI notes receivable as of June 30, 2021 and December 31, 2020 (in thousands):

	As of
	June 30,	December 31,
	2021	2020
Current	$532,881	$517,111
31-60 days	4,327	5,778
61-90 days	3,451	4,541
Over 91 days (1)	19,661	23,963
Total	$560,320	$551,393

(1)Includes $9.6 million and $11.4 million related to VOI notes receivable that, as of June 31, 2021 and December 31, 2020, respectively, had defaulted, but the related VOI note receivable balance had not yet been charged off in accordance with the provisions of certain receivable-backed notes payable transactions. These VOI notes receivable have been reflected in the allowance for loan losses.

5. Variable Interest Entities

We sell VOI notes receivable through special purpose finance entities. These transactions are generally structured as non-recourse to us and are designed to provide liquidity and to transfer the economic risks and benefits of the notes receivable to third parties. In a securitization, various classes of debt securities are issued by the special purpose finance entities that are generally collateralized by a single tranche of transferred assets, which consist of VOI notes receivable. We service the securitized notes receivable for a fee pursuant to servicing agreements negotiated with third parties based on market conditions at the time of the securitization.

In these securitizations, the Company generally retains a portion of the securities and continues to service the securitized notes receivable. Under these arrangements, the cash payments received from obligors on the receivables sold are generally applied monthly to pay fees to service providers, make interest and principal payments to investors, and fund required reserves, if any, with the remaining balance of such cash retained by the Company; however, to the extent the portfolio of receivables fails to satisfy specified performance criteria (as may occur due to, among other things, an increase in default rates or credit loss severity) or other trigger events occur, the funds received from obligors are required to be distributed on an accelerated basis to investors. Depending on the circumstances and the transaction, the application of the accelerated payment formula may be permanent or temporary until the trigger event is cured. As of June 30, 2021, we were in compliance with all terms under its securitization transactions, and no trigger events had occurred.

In accordance with applicable accounting guidance for the consolidation of VIEs, we analyze our variable interests, which may consist of loans, servicing rights, guarantees, and equity investments, to determine if an entity in which we have a variable interest is a VIE. The analysis includes a review of both quantitative and qualitative factors. The Company bases its quantitative analysis on the forecasted cash flows of the entity and it bases its qualitative analysis on the structure of the entity, including its decision-making ability and authority with respect to the entity, and relevant financial agreements. We also uses its qualitative analysis to determine if it must consolidate a VIE as the primary beneficiary. In accordance with applicable accounting guidance, the Company has determined these securitization entities to be VIEs of which it is the primary beneficiary and, therefore, the entities are consolidated into the Company’s financial statements.

Under the terms of certain of VOI note sales, we have the right to repurchase or substitute a limited amount of defaulted notes for new notes at the outstanding principal balance plus accrued interest. Voluntary repurchases and substitutions of defaulted notes for the six months ended June 30, 2021 and 2020 were $8.1 million and $7.6 million, respectively. The Company’s maximum exposure to loss relating to non-recourse securitization entities is the difference between the outstanding VOI notes receivable and the notes payable, plus cash reserves and any additional residual interest in future cash flows from collateral.

The assets and liabilities of the Company’s consolidated VIEs are as follows (in thousands):

	June 30,	December 31,
	2021	2020

Restricted cash	$17,960	$20,469
Securitized notes receivable, net	278,285	292,021
Receivable backed notes payable - non-recourse	322,565	341,532

The restricted cash and the securitized notes receivable balances disclosed in the table above are restricted to satisfy obligations of the VIEs.

6. Inventory

Our VOI inventory consists of the following (in thousands):

	As of
	June 30,	December 31,
	2021	2020

Completed VOI units	$259,951	$268,686
Construction-in-progress	14,342	—
Real estate held for future development	69,069	78,436
Total	$343,362	$347,122

Construction-in-progress consists primarily of additional VOI units being developed at The Cliffs at Long Creek and The Bluegreen Wilderness Club at Big Cedar in Ridgedale, Missouri.

7. Debt

Lines-of-Credit and Notes Payable

The Company has outstanding borrowings with various financial institutions and other lenders. Financial data related to our lines of credit and notes payable (other than receivable-backed notes payable, which are discussed below) as of June 30, 2021 and December 31, 2020, were as follows (dollars in thousands):

	As of
	June 30, 2021			December 31, 2020
	Balance	Interest Rate	Carrying Amount of Pledged Assets	Balance	Interest Rate	Carrying Amount of Pledged Assets

NBA Éilan Loan	$—	—	$—	$15,903	4.75%	$28,491
Fifth Third Syndicated LOC	20,000	2.25%	38,616	30,000	2.25%	50,822
Fifth Third Syndicated Term	91,250	2.25%	176,184	93,750	2.25%	158,817
Unamortized debt issuance costs	(1,036)	—	—	(1,267)	—	—
Total	$110,214		$214,800	$138,386		$238,130

NBA Éilan Loan. The then-outstanding balance of $15.6 million on the NBA Éilan Loan was repaid in full in March 2021. Accordingly, the related unamortized debt issuance costs of $0.2 million were written off during the six months ended June 30, 2021.

Except as described above, there were no new debt issuances or significant changes related to the above listed lines-of-credit or notes payable during the six months ended June 30, 2021. See Note 10 to the Company’s Consolidated Financial Statements included in its 2020 Annual Report on Form 10-K for additional information regarding these lines-of-credit and notes payable.

Receivable-Backed Notes Payable

Financial data related to our receivable-backed notes payable facilities as of June 30, 2021 and December 31, 2020 was as follows (dollars in thousands):

	As of
	June 30, 2021			December 31, 2020
	Debt Balance	Interest Rate	Principal Balance of Pledged/ Secured Receivables	Debt Balance	Interest Rate	Principal Balance of Pledged/ Secured Receivables

Receivable-backed notes payable - recourse:
Liberty Bank Facility	$10,000	3.40%	$14,237	$10,000	3.40%	$13,970
NBA Receivables Facility	12,076	3.00%	16,978	19,877	3.32%	26,220
Pacific Western Facility	10,000	3.06%	14,354	8,623	3.15%	13,131
Total	32,076		45,569	38,500		53,321

Receivable-backed notes payable - non-recourse:
Liberty Bank Facility (1)	$2,591	3.40%	$3,689	$2,316	3.40%	$3,235
NBA Receivables Facility (2)	23,738	3.00%	33,375	11,985	3.32%	15,809
Pacific Western Facility (3)	8,268	3.06%	11,868	—	—	—
KeyBank/DZ Purchase Facility	33,555	2.50%	40,760	—	—	—
Quorum Purchase Facility	24,791	4.75-5.10%	28,796	29,788	4.75-5.10%	34,651
2013 Term Securitization	8,729	3.20%	9,848	11,922	3.20%	13,483
2015 Term Securitization	18,281	3.02%	19,341	22,560	3.02%	24,475
2016 Term Securitization	29,749	3.35%	33,163	35,700	3.35%	40,221
2017 Term Securitization	43,792	3.12%	50,094	51,470	3.12%	58,907
2018 Term Securitization	62,433	4.02%	71,443	72,486	4.02%	84,454
2020 Term Securitization	106,233	2.60%	121,583	123,600	2.60%	139,052
Unamortized debt issuance costs	(4,998)	---	—	(5,994)	---	—
Total	357,162		423,960	355,833		414,287
Total receivable-backed debt	$389,238		$469,529	$394,333		$467,608

(1)Recourse on the Liberty Bank Facility is limited to $10.0 million, subject to certain exceptions.

(2)Recourse on the NBA Receivables Facility was reduced to $12.1 million as of June 30, 2021 and will be reduced by $1.3 million per month until it reaches a floor of $10.0 million.

(3)Recourse on the Pacific Western Facility was limited to $10.0 million as of June 30, 2021, subject to certain exceptions. This amount was subsequently decreased to $7.5 million, subject to certain exceptions, as discussed below.

Liberty Bank Facility. Since 2008, Bluegreen has maintained a revolving VOI notes receivable hypothecation facility (the “Liberty Bank Facility”) with Liberty Bank which provides for advances on eligible receivables pledged under the Liberty Bank Facility, subject to specified terms and conditions, during the revolving credit period. In June 2021, Bluegreen amended the Liberty Bank Facility to extend the revolving credit period from June 2021 to September 2021. On August 3, 2021, the facility was amended to further extend the revolving credit period to June 2024 and extend the maturity date from June 2024 to June 2026. As described in further detail below, the amendment, among other things, also increased the advance rates and decreased the interest rate on future borrowings. The advance rate with respect to Qualified Timeshare Loans is 85% (an increase from the 80% advance rate in place prior to the August amendment) of the unpaid principal balance of the Qualified Timeshare Loans. The advance rate is 70% (an increase from the 60% advance rate in place prior to the August amendment) of the unpaid principal balance of Non-Conforming Qualified Timeshare Loans. Maximum permitted outstanding borrowings are $40.0 million, subject to the terms of the facility. The interest rate on outstanding borrowings prior to the August amendment is the Prime Rate minus 0.10% with a floor of 3.40%; provided, however, that pursuant to the August amendment, the interest rate on those borrowings will be the Prime Rate minus 0.50% with a floor of 3.00% if Bluegreen borrows an additional $15.0 million by December 31, 2021. The interest rate on future borrowings will be the Prime Rate minus 0.50% with a floor of 3.00%. Recourse to Bluegreen under the amended facility is limited to $5.0 million (a decrease from $10.0 million prior to the August amendment), with certain exceptions set forth in the facility. Subject to the terms of the facility, principal and interest due under the Liberty Bank Facility are paid as cash is collected on the pledged receivables, with the remaining balance being due by maturity.

Pacific Western Facility. Bluegreen has a revolving VOI notes receivable hypothecation facility (the “Pacific Western Facility”) with Pacific Western Bank, which provides for advances on eligible VOI notes receivable pledged under the facility, subject to specified terms and conditions, during a revolving credit period. In July 2021, Bluegreen amended and restated the facility, which increased the maximum outstanding borrowings from $40.0 million to $50.0 million, subject to eligible collateral and customary terms and conditions; extended the revolving advance period from September 2021 to September 2024; extended the maturity from September 2024 to September 2027; and amended certain other terms of the facility, including a future decrease in the interest rate on borrowings as described below. Eligible “A” VOI notes receivable that meet certain eligibility and FICO score requirements, which Bluegreen believes are typically consistent with loans originated under its current credit underwriting standards, are subject to an 85% advance rate. The Pacific Western Facility also allows for certain eligible “B” VOI notes receivable (which have less stringent FICO score requirements) to be funded at a 65% (53% advance rate prior to the amendment). Until September 21, 2021, borrowings under the Pacific Western Bank Facility will continue to bear interest at the prevailing rate under the facility, which is the 30-day Libor rate plus 2.75%, subject to a 3.00% floor.  Pursuant to the amendment to the Pacific Western Bank Facility, effective September 21, 2021, all borrowings outstanding under the facility will bear interest at an annual rate equal to the 30-day Libor rate plus 2.50%, subject to a 2.75% floor. Principal and interest under the Pacific Western Bank Facility are paid as cash is collected on the pledged receivables, with the remaining balance being due upon maturity. In addition, subject to certain exceptions, the amendment reduced Bluegreen’s recourse liability from $10.0 million to $7.5 million. Principal and interest due under the Pacific Western Bank Facility are paid as cash is collected on the pledged receivables, with the remaining balance being due by maturity in September 2027.

Other than as described above, there were no new debt issuances or changes related to the above listed facilities during the six months ended June 30, 2021. See Note 10 to the Company’s Consolidated Financial Statements included in its 2020 Annual Report on Form 10-K for additional information regarding the receivable-backed notes payable facilities.

Junior Subordinated Debentures

Financial data relating to the Company’s junior subordinated debentures as of June 30, 2021 and December 31, 2020 was as follows (dollars in thousands):

	June 30, 2021		December 31, 2020
		Effective		Effective
	Carrying	Interest	Carrying	Interest	Maturity
	Amounts	Rates (1)	Amounts	Rates (1)	Years (2)
Woodbridge - Levitt Capital Trusts I - IV	$66,302	3.99 - 4.05%	$66,302	4.01 - 4.04%	2035 - 2036
Bluegreen Statutory Trusts I - VI	104,596	4.99 - 5.10%	110,827	5.01 - 5.12%	2035 - 2037
Unamortized debt issuance costs	(1,022)		(1,057)
Unamortized purchase discount	(35,428)		(37,895)
Total junior subordinated debentures	$134,448		$138,177

(1)The junior subordinated debentures bear interest at three-month LIBOR (subject to quarterly adjustment) plus a spread ranging from 3.80% to 4.90%.

(2)As of June 30, 2021 and December 31, 2020, all of the junior subordinated debentures were eligible for redemption by two wholly owned subsidiaries of the Company.

During February 2021, Bluegreen purchased approximately $4.0 million of BST II trust preferred securities (par value of $6.1 million) for approximately $4.0 million and delivered such securities to the trust in exchange for the cancellation of par value of $6.1 million of Bluegreen’s junior subordinated debentures held by BST II.

Availability

As of June 30, 2021, the Company was in compliance with all financial debt covenants under its debt instruments. As of June 30, 2021, we had availability of approximately $270.0 million under our receivable-backed purchase and credit facilities, inventory lines of credit and corporate credit line, subject to eligible collateral and the terms of the facilities, as applicable.

Note Payable to BBX Capital

In connection with its spin-off of BBX Capital in September 2020, the Company issued a $75.0 million note payable to BBX Capital that accrues interest at a rate of 6% per annum and requires payments of interest on a quarterly basis. Under the terms of the note, we have the option in our discretion to defer interest payments under the note, with interest on the outstanding balance thereafter to accrue at a compounded rate of 8% per annum until such time as the Company is current on all accrued payments under the note, including deferred interest. All outstanding amounts will become due and payable in five years or earlier upon certain events. As of June 30, 2021 and December 31, 2020, $1.1 million was included in other liabilities in the Company’s unaudited consolidated balance sheet as accrued interest payable in connection with this note payable.

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

The carrying amounts of financial instruments included in the consolidated financial statements and their estimated fair values as of June 30, 2021 and December 31, 2020 were as follows (in thousands):

	As of June 30, 2021		As of December 31, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash and cash equivalents	$216,112	$216,112	$221,118	$221,118
Restricted cash	46,651	46,651	35,986	35,986
Notes receivable, net	414,602	562,194	409,349	549,819
Note payable to BBX Capital, Inc.	75,000	77,585	75,000	78,218
Lines-of-credit, notes payable, and
receivable-backed notes payable	499,452	509,300	532,719	547,400
Junior subordinated debentures	134,448	125,500	138,177	133,500

Cash and cash equivalents. The amounts reported in the unaudited consolidated balance sheets for cash and cash equivalents approximate fair value.

Restricted cash. The amounts reported in the unaudited consolidated balance sheets for restricted cash approximate fair value.

Notes receivable, net.  The fair value of the Company’s notes receivable is estimated using Level 3 inputs and is based on estimated future cash flows considering contractual payments and estimates of prepayments and defaults, discounted at a market rate.

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

Litigation

As of June 30, 2021, there were no material pending legal proceedings against the Company or its subsidiaries other than those involving Bluegreen as described below.

Bluegreen Litigation

The following is a description of certain material pending legal proceedings involving Bluegreen:

On September 22, 2017, Stephen Potje, Tamela Potje, Sharon Davis, Beafus Davis, Matthew Baldwin, Tammy Baldwin, Arnor Lee, Angela Lee, Gretchen Brown, Paul Brown, Jeremy Estrada, Emily Estrada, Michael Oliver, Carrie Oliver, Russell Walters, Elaine Walters, and Mike Ericson, individually and on behalf of all other similarly situated, filed a purported class action lawsuit against Bluegreen Vacations Unlimited (“BVU”), Bluegreen’s wholly owned subsidiary, which asserts claims for alleged violations of the Florida Deceptive and Unfair Trade Practices Act and the Florida False Advertising Law. In the complaint, the plaintiffs alleged the making of false representations in connection with Bluegreen’s sales of VOIs. The purported class action lawsuit was dismissed without prejudice after mediation. However, during April 2018, plaintiffs re-filed their individual claims in Palm Beach County Circuit Court. Subsequently on October 15, 2019, the Court entered an order granting summary judgment in favor of Bluegreen and dismissed all claims. Plaintiffs appealed the summary judgment order. An agreement was subsequently reach to settle all claims, which will include payment to Bluegreen on behalf of all but one Plaintiff. A Joint Notice of Settlement was filed with the appellate court advising of the settlement and that the Plaintiffs have filed a voluntary Dismissal Notice of Appeal.

On June 28, 2018, Melissa S. Landon, Edward P. Landon, Shane Auxier and Mu Hpare, individually and on behalf of all others similarly situated, filed a purported class action lawsuit against Bluegreen and BVU asserting claims for alleged violations of the Wisconsin Timeshare Act, Wisconsin law prohibiting illegal referral selling, and Wisconsin law prohibiting illegal attorney’s fee provisions. Plaintiffs’ allegations include that Bluegreen failed to disclose the identity of the seller of real property at the beginning of Bluegreen’s initial contact with the purchaser; that the defendants misrepresented who the seller of the real property was; that the defendants misrepresented the buyer’s right to cancel; that the defendants included an illegal attorney’s fee provision in the sales document(s); that the defendants offered an illegal “today only” incentive to purchase; and that the defendants utilized an illegal referral selling program to induce the sale of VOIs. Plaintiffs seek certification of a class consisting of all persons who, in Wisconsin, purchased from BVU one or more VOIs within six years prior to the filing of this lawsuit. Plaintiffs seek statutory damages, attorneys’ fees and injunctive relief. Bluegreen and BVU moved to dismiss the case, and on November 27, 2019, the court issued a ruling granting the motion in part. Plaintiffs moved for class certification, which the defendants have opposed. The Company believes the lawsuit is without merit and is vigorously defending the action.

On January 7, 2019, Shehan Wijesinha filed a purported class action lawsuit alleging violations of the Telephone Consumer Protection Act (the “TCPA”). It is alleged that BVU called plaintiff’s cell phone for telemarketing purposes using an automated dialing system, and that plaintiff did not give BVU his express written consent to do so. Plaintiff seeks certification of a class comprised of other persons in the United States who received similar calls from or on behalf of BVU without the person’s consent. Plaintiff seeks monetary damages, attorneys’ fees and injunctive relief. Bluegreen believes the lawsuit is without merit and intends to vigorously defend the action. On July 15, 2019, the court entered an order staying this case pending a ruling from the Federal Communications Commission clarifying the definition of an automatic telephone dialing system under the TCPA and the decision of the Eleventh Circuit in a separate action brought against a VOI company by a plaintiff alleging violations of the TCPA. On January 7, 2020, the Eleventh Circuit issued a ruling consistent with BVU’s position, and on June 26, 2020, the FCC also issued a favorable ruling. The case was stayed pending the United States Supreme Court’s decision in Facebook, Inc. v. Duguid. On April 1, 2021, the Supreme Court issued decision on the Facebook case which was favorable to Bluegreen’s position that an automatic telephone dialing system was not used in this case. Bluegreen believes the ruling disposes of the plaintiff’s claim and filed a Notice of Supplemental Authority advising the court of the ruling.

On July 18, 2019, Eddie Boyd, et al. filed an action alleging that BVU and co-defendants violated the Missouri Merchandise Practices Act for allegedly making false statements and misrepresentations with respect to the sale of VOIs. Plaintiffs further have filed a purported class action allegation that BVU’s charging of an administrative processing fee constitutes the unauthorized practice of law, and have also asserted that Bluegreen and its outside counsel engaged in abuse of process by filing a lawsuit against plaintiffs’ counsel (The Montgomery Law Firm). Plaintiffs seek monetary damages, attorneys’ fees and injunctive relief. On August 31, 2020, the court certified a class regarding the unauthorized practice of law claim and dismissed the claims regarding abuse of process. On January 11, 2021, the Court issued an order that the class members are not entitled to rescission of their contracts because they failed to plead fraud in the inducement. Discovery is ongoing. Bluegreen believes the lawsuit is without merit and intends to move to decertify the class and for summary judgment.

On July 7, 2020, Robert Barban and approximately 172 other plaintiffs filed an action against Bluegreen’s subsidiaries, Bluegreen Resorts Management, Inc. (“BRM”) and Vacation Trust, Inc. (“VTI”), seeking a financial review. Plaintiffs alleged that the allocation system in place did not allow them to use the accommodations and facilities. They also allege that BRM has unreasonably escalated operating costs and that VTI failed to protect the plaintiffs from these costs. On April 14, 2021, the court entered an order dismissing the case without prejudice.

On July 14, 2020, Kenneth Johansen, individually and on behalf of all others similarly situated, filed a purported class action against BVU for alleged violations of the TCPA. Specifically, the named plaintiff alleges that he received numerous telemarketing calls from BVU while he was on the National Do Not Call Registry. Bluegreen filed a motion to dismiss, and plaintiff in response filed an amended complaint on September 18, 2020. On February 18, 2021, plaintiff filed a motion for class certification seeking to certify a class of thousands of individual proposed class members. On April 15, 2021 a court-ordered mediation was conducted at which time the parties were not able to resolve the lawsuit. Bluegreen has opposed the class certification and is vigorously defending the action.

On August 30, 2020, over 100 VOI owners at The Manhattan Club (“TMC”) sued BVU and certain unaffiliated entities (the “Non-Bluegreen Defendants”). The complaint included claims arising out of alleged misrepresentations made during the sale of VOIs at TMC and certain post-sale operational practices, including allegedly charging owners excessive annual maintenance fees and implementing reservation policies that restrict the ability of VOI owners to use their points to access the resort while allowing the general public to make reservations. The plaintiffs assert in the complaint that Bluegreen acquired operational control of TMC from the Non-Bluegreen Defendants in 2018 and assumed joint liability for any prior wrongdoing by them. Bluegreen believes this assertion to be erroneous and that the claims against BVU are without merit. Bluegreen has moved to dismiss the complaint.

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

On April 2, 2021, New York Urban initiated new arbitration proceedings against BVU, alleging it is owed over $70 million for periodic inventory closings that have not occurred since the Purchase and Sale Agreement was terminated or that will not occur because of the termination. New York Urban also seeks over $50 million because, due to the Purchase and Sale Agreement’s termination, the closing on the management contract will not occur. Bluegreen believes this claim is without merit. Bluegreen is pursuing declaratory relief and breach of the settlement agreement. The parties are discussing submitting the claims for arbitration.

Commencing in 2015, it came to Bluegreen’s attention that its collection efforts with respect to its VOI notes receivable were being impacted by a then emerging, industry-wide trend involving the receipt of  “cease and desist” letters from exit firms and attorneys purporting to represent certain VOI owners. Following receipt of these letters, we are unable to contact the owners unless allowed by law. We believe these exit firms have encouraged such owners to become delinquent and ultimately default on their obligations and that such actions and its inability to contact the owners have been a material factor in the increase in its annual default rates. Our average annual default rates have increased from 6.9% in 2015 to 9.7% to date in 2021. We also estimate that approximately 13.1% of the total delinquencies on its VOI notes receivable as of June 30, 2021 related to VOI notes receivable subject to this issue. Bluegreen has in a number of cases pursued, and may in the future pursue, legal action against the VOI owners, and as described below, against the exit firms.

On November 13, 2019, we filed a lawsuit against timeshare exit firm The Montgomery Law Firm and certain of its affiliates. In the complaint, Bluegreen alleged that through various forms of deceptive advertising, as well as inappropriate direct contact with VOI owners, such firm and its affiliates made false statements about Bluegreen and provided misleading information to the VOI owners and encouraged nonpayment by consumers. Bluegreen believes the consumers are paying fees to the firm and its affiliates in exchange for illusory services. Bluegreen has asserted claims under the Lanham Act, as well as tortious interference with contractual relations, civil conspiracy to commit tortious interference and other claims. Defendants’ motion to dismiss was denied. Discovery is ongoing.

On November 13, 2020, Bluegreen filed a lawsuit against timeshare exit firm, Carlsbad Law Group, LLP, and certain of its associated law firms and affiliates. On December 30, 2020, Bluegreen filed a lawsuit against timeshare exit firm, The Molfetta Law Firm, and certain of its associated law firms, affiliates, and cohorts, including Timeshare Termination (“TTT”). In both of these actions, Bluegreen makes substantially the same claims against the timeshare exit firms and its associated law firms and affiliates as those made in its action against The Montgomery Law Firm described above. In June 2021, counsel for TTT moved to withdraw, citing TTT’s insolvency. Discovery is ongoing with respect to the Carlsbad matter

Other Commitments, Contingencies and Guarantees

The Company, indirectly through Bluegreen and BVU has an exclusive marketing agreement with Bass Pro, a nationally-recognized retailer of fishing, marine, hunting, camping and sports gear, that provides it with the right to market and sell vacation packages at kiosks in each of Bass Pro’s retail locations and through other means. Pursuant to a settlement agreement Bluegreen entered into with Bass Pro and its affiliates during June 2019, Bluegreen paid Bass Pro $20.0 million and agreed to, among other things, make five annual payments to Bass Pro of $4.0 million in January of each year, commencing in 2020. Bluegreen made two annual payments of $4.0 million to Bass Pro during both January 2020 and 2021. As of June 30, 2021 and December 31, 2020, $11.0 million and $14.7 million, respectively, was included in accrued liabilities and other in the unaudited consolidated balance sheet, for the remaining payments required by the settlement agreement.

During the six months ended June 30, 2021 and 2020, VOI sales to prospects and leads generated by the agreement with Bass Pro accounted for approximately 17% and 10%, respectively, of Bluegreen’s VOI sales volume. Subject to the terms and conditions of the settlement agreement, Bluegreen will generally be required to pay the fixed annual fee with respect to at least 59 Bass Pro retail stores and a minimum number of Cabela’s retail stores that increases over time to a total of at least 60 Cabela’s retail stores by the end of 2021. In January 2021, Bluegreen paid $6.9 million for this fixed fee, of which $3.6 million was prepaid and is included in the Company’s unaudited consolidated balance sheet as of June 30, 2021. During the three and six months ended June 30, 2021, Bluegreen incurred $1.6 million and $3.4 million, respectively, for this fixed fee which is included in selling, general and administrative expenses in the Company’s unaudited consolidated statements of operations and comprehensive income, compared to $1.1 million and $2.5 million for the three and six months ended June 30, 2020, respectively. Notwithstanding the foregoing, the minimum number of Bass Pro and Cabela’s retail stores for purposes of the fixed annual fee may be reduced under certain circumstances set forth in the agreement, including as a result of a reduction of traffic in the stores in excess of 25% year-over-year. As of June 30, 2021, Bluegreen had sales and marketing operations at a total of 112 Bass Pro Shops and Cabela’s Stores.

In lieu of paying maintenance fees for unsold VOI inventory, Bluegreen may enter into subsidy agreements with certain HOAs.  During the six months ended June 30, 2021 and 2020, Bluegreen made subsidy payments related to such subsidies of $4.7 million and $4.6 million, respectively, which are included in cost of other fee-based services in the Company’s unaudited consolidated statements of operations and comprehensive income. As of June 30, 2021, Bluegreen had $8.4 million accrued for such subsidies, which is included in accrued liabilities and other in the unaudited consolidated balance sheet as of such date. As of December 31, 2020, Bluegreen had no accrued liabilities for such subsidies.

10. Common Stock

Stock Incentive Plans

At the Company’s Annual Meeting of Shareholders held on July 21, 2021, the Company’s shareholders approved the Bluegreen Vacations Holding Corporation 2021 Incentive Plan (the “Plan”), which allows for the issuance of up to 2,000,000 shares of the Company’s Class A Common Stock pursuant to restricted stock awards and options which may be granted under the Plan.  The Plan also permits for the grant of performance-based cash awards. On June 3, 2021, the Compensation Committee of the Company’s Board of Directors approved the grant of 468,439 restricted shares of the Company’s Class A Common Stock to certain executive officers and employees under the Plan. After giving effect to those awards, 1,531,561 shares of Class A Common Stock remained available for grant under the Plan as of June 30, 2021.  The Company accounts for compensation cost for unvested restricted stock awards based on the fair value of the award on the measurement date, which is generally the grant date, and is recognized on a straight-line basis over the requisite service period of the award, with forfeitures recognized as incurred. The aggregate grant date fair value of the awards granted in June 2021 was $9.7 million. 275,939 of the shares granted cliff vest in 4 years, or June 3, 2025, and 192,500 shares cliff vest in 10 years, or June 3, 2031. During the three and six months ended June 30, 2021, the Company recognized $0.2 million of share-based compensation expense in connection with these restricted awards and, as of June 30, 2021, restricted share expense of approximately $9.5 million remained unamortized.

Earnings per Share

During the three and six months ended June 30, 2021, 234,220 shares and 58,555 shares, respectively, of unvested restricted stock awards were excluded from the computation of diluted earnings per share as the shares were antidilutive under the treasury stock method. During the three and six months ended June 30, 2020, 1,016,981 shares of unvested restricted stock awards were excluded from the computation of diluted earnings per share for the period as the shares were antidilutive due to a loss for the period.

11. Noncontrolling Interests

Noncontrolling interests in the Company’s consolidated subsidiaries consisted of the following (in thousands):

	As of	As of
	June 30,	December 31,
	2021	2020

Bluegreen (1)	$—	$22,821
Bluegreen/Big Cedar Vacations (2)	58,073	52,026
Total noncontrolling interests	$58,073	$74,847

(1)Prior to May 5, 2021, the Company beneficially owned approximately 93% of Bluegreen’s outstanding common stock. As a result of the merger effected on May 5, 2021, Bluegreen is now a wholly owned subsidiary.

(2)Bluegreen owns 51% of Bluegreen/Big Cedar Vacations.

See “Our Business” under Note 1 above for information regarding the statutory short-form merger effected on May 5, 2021, pursuant to which the Company acquired all of the approximately 7% of the outstanding shares of Bluegreen’s common stock that the Company did not previously beneficially own. During the 2021 period prior to the short-form merger, Bluegreen did not repurchase or retire any shares of its common stock. During the six months ended June 30, 2020, Bluegreen repurchased 1,878,400 shares of its common stock in a private transaction for $11.7 million and retired those shares.

Income (loss) attributable to noncontrolling interests from continuing operations consisted of the following (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Bluegreen	$497	$(636)	$861	$(421)
Bluegreen/Big Cedar Vacations	3,881	641	6,047	1,377
Net income attributable to noncontrolling interest - continuing operations	$4,378	$5	$6,908	$956

12. Income Taxes

The Company and its subsidiaries file a consolidated U.S. federal income tax return and income tax returns in various state and foreign jurisdictions. With certain exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2017 for federal returns and 2016 for state returns.

The Company’s effective income tax rate was approximately 28% and 11% during the three months ended June 30, 2021 and 2020, respectively, and 28% and 3% during the six months ended June 30, 2021 and 2020, respectively. Effective income tax rates for interim periods are based upon the Company’s then current estimated annual rate. The effective income tax rate varies based upon the estimate of taxable earnings as well as on the mix of taxable earnings in the various states in which the Company and its subsidiaries operate. As such, the Company’s effective tax rates for the 2021and 2020 periods reflect an estimate of its annual taxable earnings, state taxes, non-deductible items and changes in valuation allowance on deferred tax assets for each respective year. The 2020 periods include estimates made at the time related to the full year’s impact of the COVID-19 pandemic.

Certain of the Company’s state filings are under routine examination. While there is no assurance as to the results of these audits, the Company does not currently anticipate any material adjustments in connection with these examinations.

As of June 30, 2021, the Company did not have any significant amounts accrued for interest and penalties or recorded for uncertain tax positions.

13. Related Party Transactions

The Company may be deemed to be controlled by Alan B. Levan, Chairman, Chief Executive Officer and President of the Company, John E. Abdo, Vice Chairman of the Company, Jarett S. Levan, a director of the Company and former President of the Company, and Seth M. Wise, a director of the Company and former Executive Vice President of the Company. Together, they may be deemed to beneficially own shares of the Company’s Class A Common Stock and Class B Common Stock representing approximately 78% of the Company’s total voting power. Mr. Alan Levan, Mr. Abdo, Mr. Lopez and the Company’s other executives receive a significant portion of their compensation from Bluegreen on behalf of the Company and Bluegreen. Further, in connection with the spin-off of BBX Capital during September 2020, Mr. Jarett Levan became the Chief Executive Officer and President and a director of BBX Capital, Mr. Alan Levan became the Chairman of BBX Capital, Mr. Abdo became Vice Chairman of BBX Capital and Seth M. Wise became Executive Vice President and a director of BBX Capital. Mr. Alan Levan, Mr. Abdo, Mr. Jarett Levan and Mr. Wise may also be deemed to control BBX Capital through their ownership of BBX Capital’s Class A Common Stock and Class B Common Stock.

See “Our Business” under Note 1 above for information regarding the statutory short-form merger effected on May 5, 2021, pursuant to which the Company acquired all of the approximately 7% of the outstanding shares of Bluegreen’s common stock that the Company did not previously beneficially own and Bluegreen became a wholly owned subsidiary of the Company.

The Company paid or reimbursed BBX Capital $0.4 million and $0.7 million during the three and six months ended June 30, 2021, respectively, and $0.3 million and $0.6 million during the three and six months ended June 30, 2020, respectively, for management advisory, risk management, administrative and other services. The Company had $0.1 million in accrued expenses for the services described above as of June 30, 2021. There were no amounts accrued for such services as of December 31, 2020.

During the three months ended June 30, 2021 and 2020, the Company paid Abdo Companies, Inc. $38,000 and $77,000, respectively, and during the six months ended June 30, 2021 and 2020, the Company paid Abdo Companies, Inc. $77,000 and $153,000, respectively, in exchange for certain management services. John E. Abdo, the Company’s Vice Chairman, is the principal shareholder and Chief Executive Officer of Abdo Companies, Inc.

In connection with its spin-off of BBX Capital, the Company issued a $75.0 million note payable to BBX Capital. See Note 7 for a description of the terms of the Company’s note payable to BBX Capital. In connection with the spin-off, the Company also entered into a Transition Services Agreement, Tax Matters Agreement and Employee Matters Agreement with BBX Capital.

The Transition Services Agreement generally sets out the respective rights, responsibilities and obligations of the Company and BBX Capital with respect to the support services to be provided to one another after the spin-off, as may be necessary to ensure an orderly transition. The Transition Services Agreement establishes a baseline charge for certain categories or components of services to be provided, which will be at cost unless the parties mutually agree to a different charge. The Transition Services Agreement was effective on September 30, 2020 and will continue for a minimum term of one year, provided that after that year, either party may terminate the Transition Services Agreement with respect to any or all services provided thereunder at any time upon thirty days prior written notice to the other party. Either party may renew or extend the term of the Transition Services Agreement with respect to the provision of any service which has not been previously terminated. During the three and six months ended June 30, 2021, BBX Capital reimbursed the Company $0.2 million under this agreement.

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

As a result of the spin-off of BBX Capital on September 30, 2020, the Company’s CODM, who is also Bluegreen’s CODM, has determined that he will manage the Company’s operations, including its subsidiaries, in a manner consistent with how he manages Bluegreen’s operations. As a result, the Company’s results of operations are reported through two reportable segments: (i) Sales of VOIs and financing; and (ii) Resort operations and club management.

The sales of VOIs and financing segment includes the Company’s marketing and sales activities related to the VOIs that are owned by the Company, VOIs acquired under just-in-time and secondary market inventory arrangements, or sales of VOIs through fee-for-service arrangements with third-party developers, as well as consumer financing activities in connection with sales of VOIs owned by the Company, and title services operations through a wholly owned subsidiary.

The Resort operations and club management segment includes management services activities for the Bluegreen Vacation Club and for a majority of the HOAs of the resorts within the Bluegreen Vacation Club. In connection with those services, the Company also provides club reservation services, services to owners and billing and collections services to the Bluegreen Vacation Club and certain HOAs. Additionally, this segment includes revenue from Bluegreen’s Traveler Plus program, food and beverage and other retail operations, rental services activities, and management of construction activities for certain fee-based developer clients.

The amounts set forth in the column “Corporate and Other” are general and administrative expenses of the Company that consist primarily of costs associated with administering the various support functions at its corporate headquarters, including executive compensation, legal, accounting, human resources, investor relations, and executive offices, including corporate overhead for discontinued operations.

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

The table below sets forth the Company’s segment information for the three months ended June 30, 2021 (in thousands):

	Sales of VOIs and financing	Resort operations and club management	Corporate and other	Elimination	Total
Revenue:
Sales of VOIs	$91,812	$—	$—	$—	$91,812
Fee-based sales commission revenue	35,618	—	—	—	35,618
Other fee-based services revenue	2,863	27,579	—	—	30,442
Cost reimbursements	—	15,552	—	—	15,552
Mortgage servicing revenue	1,270	—	—	(1,270)	—
Interest income	19,538	—	57	—	19,595
Other income, net	—	—	439	—	439
Total revenue	151,101	43,131	496	(1,270)	193,458

Costs and expenses:
Cost of VOIs sold	7,024	—	—	—	7,024
Net carrying cost of VOI inventory	6,118	—	—	(6,118)	—
Cost of other fee-based services	784	8,745	—	6,118	15,647
Cost reimbursements	—	15,552	—	—	15,552
Selling, general and administrative expenses	95,276	—	19,678	(168)	114,786
Mortgage servicing expense	1,102	—	—	(1,102)	—
Interest expense	3,907	—	4,969	—	8,876
Total costs and expenses	114,211	24,297	24,647	(1,270)	161,885
Income (loss) before non-controlling interest
and provision for income taxes	$36,890	$18,834	$(24,151)	$—	$31,573

Add: Depreciation and amortization	1,430	200
Segment Adjusted EBITDA (1)	$38,320	$19,034

(1)See Management’s Discussion and Analysis of Financial Condition and Results of Operations for information regarding Adjusted EBITDA, including the definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income.

The table below sets forth the Company’s segment information for the three months ended June 30, 2020 (in thousands):

	Sales of VOIs and financing	Resort operations and club management	Corporate and other	Elimination	Total
Revenue:
Sales of VOIs	$9,054	$—	$—	$—	$9,054
Fee-based sales commission revenue	1,135	—	—	—	1,135
Other fee-based services revenue	1,349	25,064	—	—	26,413
Cost reimbursements	—	11,850	—	—	11,850
Mortgage servicing revenue	1,510	—	—	(1,510)	—
Interest income	19,061	—	1,228	(871)	19,418
Other income, net	—	—	355	—	355
Total revenue	32,109	36,914	1,583	(2,381)	68,225

Costs and expenses:
Cost of VOIs sold	1,038	—	—	—	1,038
Net carrying cost of VOI inventory	10,913	—	—	(10,913)	—
Cost of other fee-based services	719	6,903	—	10,913	18,535
Cost reimbursements	—	11,850	—	—	11,850
Selling, general and administrative expenses	32,329	—	18,055	(564)	49,820
Mortgage servicing expense	946	—	—	(946)	—
Interest expense	4,171	—	6,258	(871)	9,558
Total costs and expenses	50,116	18,753	24,313	(2,381)	90,801
Income (loss) before non-controlling interest
and provision for income taxes	$(18,007)	$18,161	$(22,730)	$—	$(22,576)

Add: Depreciation and amortization	1,483	190
Add: Severance	1,206	99
Segment Adjusted EBITDA (1)	$(15,318)	$18,450

(1)See Management’s Discussion and Analysis of Financial Condition and Results of Operations for information regarding Adjusted EBITDA including, the definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income.

The table below sets forth the Company’s segment information for the six months ended June 30, 2021 (in thousands):

	Sales of VOIs and financing	Resort operations and club management	Corporate and other	Elimination	Total
Revenue:
Sales of VOIs	$147,743	$—	$—	$—	$147,743
Fee-based sales commission revenue	61,336	—	—	—	61,336
Other fee-based services revenue	5,137	54,202	—	—	59,339
Cost reimbursements	—	32,160	—	—	32,160
Mortgage servicing revenue	2,581	—	—	(2,581)	—
Interest income	38,666	—	190	—	38,856
Other income, net	—	—	278	—	278
Total revenue	255,463	86,362	468	(2,581)	339,712

Costs and expenses:
Cost of VOIs sold	12,193	—	—	—	12,193
Net carrying cost of VOI inventory	13,891	—	—	(13,891)	—
Cost of other fee-based services	1,503	17,338	—	13,891	32,732
Cost reimbursements	—	32,160	—	—	32,160
Selling, general and administrative expenses	160,930	—	45,146	(326)	205,750
Mortgage servicing expense	2,255	—	—	(2,255)	—
Interest expense	8,070	—	10,541	—	18,611
Total costs and expenses	198,842	49,498	55,687	(2,581)	301,446
Income (loss) before non-controlling interest
and provision for income taxes	$56,621	$36,864	$(55,219)	$—	$38,266

Add: Depreciation and amortization	2,835	395
Segment Adjusted EBITDA (1)	$59,456	$37,259

(1)See Management’s Discussion and Analysis of Financial Condition and Results of Operations for information regarding Adjusted EBITDA including, the definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income.

The table below sets forth the Company’s segment information for the six months ended June 30, 2020 (in thousands):

	Sales of VOIs and financing	Resort operations and club management	Corporate and other	Elimination	Total
Revenue:
Sales of VOIs	$54,182	$—	$—	$—	$54,182
Fee-based sales commission revenue	42,500	—	—	—	42,500
Other fee-based services revenue	4,072	51,655	—	—	55,727
Cost reimbursements	—	30,970	—	—	30,970
Mortgage servicing revenue	3,105	—	—	(3,105)	—
Interest income	39,209	—	3,480	(2,071)	40,618
Other income, net	—	—	525	—	525
Total revenue	143,068	82,625	4,005	(5,176)	224,522

Costs and expenses:
Cost of VOIs sold	5,137	—	—	—	5,137
Net carrying cost of VOI inventory	18,827	—	—	(18,827)	—
Cost of other fee-based services	2,189	19,230	—	18,827	40,246
Cost reimbursements	—	30,970	—	—	30,970
Selling, general and administrative expenses	115,467	—	45,577	(739)	160,305
Mortgage servicing expense	2,366	—	—	(2,366)	—
Interest expense	8,835	—	12,692	(2,071)	19,456
Total costs and expenses	152,821	50,200	58,269	(5,176)	256,114
Income (loss) before non-controlling interest
and provision for income taxes	$(9,753)	$32,425	$(54,264)	$—	$(31,592)

Add: Depreciation and amortization	3,042	380
Add: Severance	3,769	1,233
Segment Adjusted EBITDA (1)	$(2,942)	$34,038

(1)See Management’s Discussion and Analysis of Financial Condition and Results of Operations for information regarding Adjusted EBITDA including, the definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income.

15. Discontinued Operations

On September 30, 2020, the Company completed the spin-off its former wholly owned subsidiary, BBX Capital. The Company continues to hold its investment in Bluegreen. BBX Capital, which became a separate public company as a result of the spin-off, holds all of the other businesses and investments previously owned by the Company, including BBX Capital Real Estate, BBX Sweet Holdings, and Renin. The Company no longer holds any interest in BBX Capital.

BBX Capital and its subsidiaries’ operations are presented as discontinued operations in the Company’s financial statements.

As of June 30, 2021 and December 31, 2020, there were no carrying amounts of major classes of assets or liabilities included as part of discontinued operations.

The major components of loss from discontinued operations were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Trade sales	$—	$23,043	$—	$63,920
Sales of real estate inventory	—	2,839	—	9,278
Interest income	—	81	—	197
Net gain (loss) on sales of real estate assets	—	12	—	(34)
Other revenue	—	453	—	1,051
Total revenues	—	26,428	—	74,412
Costs and Expenses:
Cost of trade sales	—	22,385	—	52,157
Cost of real estate inventory sold	—	1,474	—	6,106
Recoveries from loan losses, net	—	(1,525)	—	(5,037)
Impairment losses	—	3,305	—	31,588
Selling, general and administrative expenses	—	9,452	—	26,755
Total costs and expenses	—	35,091	—	111,569
Equity in net earnings (losses) of unconsolidated real estate joint ventures	—	145	—	696
Foreign exchanges gain	—	(5)	—	273
Other income	—	75	—	111
Loss from discontinued operations before income taxes	$—	$(8,448)	$—	$(36,077)

The major components of the statement of cash flows from discontinued operations were as follows (in thousands):

	For the Six Months Ended June 30,
	2021	2020
Operating activities:
Net loss	$—	$(34,936)
Adjustment to reconcile net loss to net cash used in operating activities:
Recoveries from loan losses, net	—	(5,037)
Depreciation, amortization and accretion, net	—	3,780
Net losses on sales of real estate and property and equipment	—	34
Equity earnings of unconsolidated real estate joint ventures	—	(696)
Return on investment in unconsolidated real estate joint ventures	—	3,991
Increase in deferred income tax asset	—	(1,144)
Impairment losses	—	31,588
Decrease in trade inventory	—	2,342
Increase in trade receivables	—	(2,053)
Decrease in real estate inventory	—	(316)
Net change in operating lease assets and liabilities	—	(507)
Increase in other assets	—	(234)
Decrease in other liabilities	—	1,840
Net cash used in operating activities	$—	$(1,348)
Investing activities:
Return of investment in unconsolidated real estate joint ventures	—	748
Investments in unconsolidated real estate joint ventures	—	(12,664)
Proceeds from repayment of loans receivable	—	5,259
Additions to real estate	—	(59)
Purchases of property and equipment	—	(3,574)
Decrease in cash from other investing activities	—	(34)
Net cash used in investing activities	$—	$(10,324)

16. Subsequent Events

Subsequent events have been evaluated through the date the financial statements were issued. As of such date, there were no subsequent events identified that required recognition or disclosure other than as disclosed in the footnotes herein.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, including the Company’s audited consolidated financial statements and related notes contained therein.

Except as otherwise noted or where the context requires otherwise, references in this Quarterly Report on Form 10-Q to, “the Company,” “we,” “us” and “our” refer to Bluegreen Vacations Holding Corporation, together with its consolidated subsidiaries, including Bluegreen and its consolidated subsidiaries, references to “BVH” refer to Bluegreen Vacations Holding Corporation as its parent company only level and references to “Bluegreen” refer to Bluegreen Vacations Corporation together with its consolidated subsidiaries.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include all statements that do not relate strictly to historical or current facts and can be identified by the use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans,” “believes,” “projects,” “predicts,” “seeks,” “will,” “should,” “would,” “may,” “could,” “outlook,” “potential,” and similar expressions or words and phrases of similar import. Forward-looking statements include, among others, statements relating to BVH and Bluegreen’s future financial performance, business prospects and strategy, anticipated financial position, liquidity and capital needs, including conditions surrounding, and the impact of, the Coronavirus Disease of 2019 (“COVID-19”) pandemic, and other similar matters. These statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. Actual results may differ materially from those expressed in, or implied by, the forward-looking statements as a result of various factors, including, among others, the following:

•the Company has limited sources of cash and is dependent upon distributions from its subsidiaries to fund its operations; the Company’s business and liquidity has been adversely impacted by the COVID-19 pandemic and it has suspended dividend payments from its subsidiaries in light of such impact;

•risks associated with the Company’s indebtedness, including that the Company will be required to utilize cash flow to service its indebtedness, that indebtedness may make the Company more vulnerable to economic downturns, and that indebtedness may subject the Company to covenants and restrictions on its operations and activities and the payment of dividends;

•the Company’s shareholders’ interests will be diluted to the extent additional shares of the Company’s common stock are issued;

•the Company has suspended regular payments of quarterly dividends to its shareholders in light of COVID-19 pandemic and there is no assurance that the Company will resume payments of dividends;

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

•if the Company does not maintain compliance with the listing requirements of the NYSE, which includes, among other things, a minimum average closing price, share volume, and market capitalization, the Company’s Class A Common Stock will not remain listed for trading on the NYSE;

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

•the impact on the Company’s consolidated financial statements and internal control over financial reporting of the adoption of new accounting standards;

•risks associated with legal proceedings and other regulatory proceedings, including as described herein;

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

•risks relating to public health issues, including in particular the COVID-19 pandemic and the effects of the pandemic. These risks include resort closures, travel and business restrictions, volatility in the international and national economy and credit markets, worker absenteeism, quarantines and other health-related restrictions; the length and severity of the COVID-19 pandemic and the Company’s ability to operate successfully during and after the pandemic, governmental and agency orders, mandates and guidance in response to the COVID-19 pandemic and the duration thereof, which is uncertain and may impact the Company’s ability to fully utilize resorts, sales centers and other marketing activities, and the pace of recovery following the COVID-19 pandemic; other risks including competitive conditions; liquidity and the availability of capital; the Company’s ability to successfully implement its strategic plans and initiatives to navigate the COVID-19 pandemic; risks that the Company’s current or future marketing alliances may not be available to it in the future; risks that default rates may increase and exceed the Company’s expectations; risks related to the Company’s indebtedness, including the potential for accelerated maturities and debt covenant violations; the risk of heightened litigation as a result of actions taken in response to the COVID-19 pandemic; the impact of the COVID-19 pandemic on consumers, including their income, their level of discretionary spending both during and after the pandemic, and their views regarding travel and the vacation ownership industries; and the risk that Bluegreen’s resort management fees and finance operations may not continue to generate recurring sources of cash during or following the pandemic to the extent anticipated or at all;

•adverse changes to, expirations or terminations of, or interruptions in, and other risks relating to the Company’s business and strategic relationships, management contracts, exchange networks or other strategic marketing alliances, and the risk that the Company’s business relationship with Bass Pro under the revised terms of the parties’ marketing agreement and its relationship with Choice Hotels may not be as profitable as anticipated, or at all, or otherwise not result in the benefits anticipated;

•the risks of the real estate market and the risks associated with real estate development, including a decline in real estate values and a deterioration of other conditions relating to the real estate market and real estate development;

•adverse events or trends in vacation destinations and regions where the resorts in the Company’s network are located, including weather-related events and adverse conditions related to the COVID-19 pandemic;

•decreased demand from prospective purchasers of vacation ownership interests (“VOIs”);

•the Company’s ability to maintain adequate/sufficient/desired amounts of inventory of VOIs for sale;

•the availability of financing, the Company’s ability to sell, securitize or borrow against its VOI notes receivable on acceptable terms; and the Company’s ability to successfully increase its credit facility capacity or enter into capital market transactions or other alternatives to provide for sufficient available cash for a sustained period of time;

•the Company’s indebtedness may impact its financial condition and results of operations, and the terms of the Company’s indebtedness may limit, among other things, the Company’s activities and ability to pay dividends, and the Company may not comply with the terms of its indebtedness;

•changes in the Company’s senior management;

•the Company’s ability to comply with applicable regulations, and the costs of compliance efforts or a failure to comply;

•the Company’s ability to successfully implement its growth strategy and plans and the impact they may have on its results and financial conditions, including that any increased developed VOI sales efforts may not be successful and may adversely impact the Company’s cash flows;

•the Company’s ability to compete effectively in the highly competitive vacation ownership industry and against hotel and other hospitality and lodging alternatives;

•the Company’s ability to offer or further enhance the Vacation Club experience for the Bluegreen Vacation Club owners and risks related to the Company’s efforts and expenses in connection therewith, including that the efforts may not result in the benefits anticipated and that expenses may be greater than anticipated;

•the Company’s customers’ compliance with their payment obligations under financing provided by the Company, the increased presence and efforts of “timeshare-exit” firms and the success of actions which the Company may take in connection therewith, and the impact of defaults on its operating results and liquidity position;

•the ratings of third-party rating agencies, including the impact of any downgrade on the Company’s ability to obtain, renew or extend credit facilities, or otherwise raise funds;

•changes in the Company’s business model and marketing efforts, plans or strategies, which may cause marketing expenses to increase or adversely impact its operating results and financial condition, and such expenses as well as the Company’s investments, including investments in new and expanded sales offices, and other sales and marketing initiatives, including screening methods and data driven analysis, may not achieve the desired results;

•technology and other changes and factors which may impact the Company’s telemarketing efforts, including new cell phone technologies that identify or block marketing vendor calls;

•the impact of the resale market for VOIs on the Company’s business, operating results and financial condition;

•risks associated with the Company’s relationships with third-party developers, including that third-party developers who provide VOIs to be sold by the Company pursuant to fee-based services or just-in-time arrangements may not provide VOIs when planned and that may not fulfill their obligations to the Company or to the homeowners associations that maintain the resorts they developed;

•risks associated with legal proceedings and regulatory proceedings, examinations or audits of the Company’s operations, including claims of noncompliance with applicable regulations or for development related defects, and the impact they may have on its financial condition and operating results;

•audits of the Company or its subsidiaries’ tax returns, including that they may result in the imposition of additional taxes;

•environmental liabilities, including claims with respect to mold or hazardous or toxic substances, and their impact on its financial condition and operating results;

•risks that natural disasters, including hurricanes, earthquakes, fires, floods and windstorms, may adversely impact its financial condition and operating results, including due to any damage to physical assets or interruption of access to physical assets or operations resulting therefrom, and the frequency or severity of natural disasters may increase due to climate change or other factors;

•the Company’s ability to maintain the integrity of internal or customer data, the failure of which could result in damage to its reputation and/or subject the Company to costs, fines or lawsuits;

•the risk that the Company’s marketing operations at Cabela’s stores and other initiatives may not offset the reduction in mini-vacation package sales due to the elimination of certain programs; and

•the updating of, and developments with respect to, technology, including the cost involved in updating technology and the impact that any failure to keep pace with developments in technology could have on the Company’s operations or competitive position, and the Company’s information technology expenditures may not result in the expected benefits.

Reference is also made to the other risks and uncertainties described in the Company’s reports filed with the SEC, including, without limitation, those discussed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The foregoing factors are not exclusive.

Non-GAAP Financial Measures

This Quarterly Report on Form 10-Q includes discussions of terms that are not recognized terms under GAAP, and financial measures that are not calculated in accordance with GAAP, including Bluegreen’s system-wide sales of

VOIs, guest tours, sale to tour conversion ratio, average sales volume per guest, EBITDA, Segment Adjusted EBITDA, Adjusted EBITDA, and Adjusted EBITDA Attributable to Shareholders. EBITDA is defined as earnings, or net income, before taking into account interest income (excluding interest earned on VOI notes receivable), interest expense (excluding interest expense incurred on debt secured by VOI notes receivable), income and franchise taxes and depreciation and amortization. Adjusted EBITDA is defined as its EBITDA, adjusted to exclude loss (gain) on assets held for sale, share-based compensation expense, and other items that the Company believes are not representative of ongoing operating results. Accordingly, certain items such as severance charges net of employee retention tax credits and incremental costs associated with the COVID-19 pandemic are excluded in the computation of Adjusted EBITDA. For purposes of the calculation of EBITDA and Adjusted EBITDA for each period presented, no adjustments were made for interest income earned on VOI notes receivable or the interest expense incurred on debt that is secured by such notes receivable because they are both considered to be part of the ordinary operations of our business. References to “Adjusted EBITDA Attributable to Shareholders” means Adjusted EBITDA excluding amounts attributable to the non-controlling interest in Bluegreen/Big Cedar Vacations (in which Bluegreen owns a 51% interest) and Bluegreen (in which it owns a 93% until May 5, 2021 when the Company acquired all of the 7% of the outstanding shares of Bluegreen’s common stock that the Company did not previously beneficially owned pursuant to a short-form merger). For a discussion of such metrics, see “Key Business and Financial Metrics Used by Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. In addition, see “Results of Operations” below for a reconciliation of Adjusted EBITDA to net income and Bluegreen’s system-wide sales of VOIs to gross sales of VOIs.

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

Company Overview

On September 30, 2020, the Company completed its spin-off of BBX Capital, Inc. (“BBX Capital”). The former wholly owned subsidiary became a separate public company as a result of the spin-off and holds all of the historical business and investments other than the Company’s investment in Bluegreen, a leading vacation ownership company that markets and sells VOIs and manages resorts in popular leisure and urban destinations. As a result of the spin-off the Company is a “pure play” holding company whose sole asset is its wholly owned subsidiary Bluegreen.

Prior to May 5, 2021, the Company beneficially owned approximately 93% of Bluegreen’s outstanding common stock. On May 5, 2021, the Company acquired all of the approximately 7% of the outstanding shares of Bluegreen’s common stock not previously beneficially owned by the Company through a statutory short-form merger under Florida law. In connection with the merger, Bluegreen’s shareholders (other than the Company) received 0.51 shares of the Company’s Class A Common Stock for each share of Bluegreen’s common stock that they held at the effective time of the merger (subject to rounding up of fractional shares). The Company issued approximately 2.66 million shares of its Class A Common Stock in connection with the merger. As a result of the completion of the merger, Bluegreen became a wholly owned subsidiary of the Company.

As of June 30, 2021, the Company had total consolidated assets of approximately $1.3 billion and shareholders’ equity of approximately $291.7 million.

Summary of Consolidated Results of Operations

Consolidated Results

The following summarizes key financial highlights for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020:

•Total consolidated revenues of $193.5 million, a 184% increase compared to the three months ended June 30, 2020. Total consolidated revenues of $339.7 million, a 51% increase compared to the six months ended June 30, 2020.

•Income before income taxes from continuing operations of $31.6 million compared to a loss of $22.6 million during the three months ended June 30, 2020. Income before income taxes from continuing operations of $38.3 million compared to a loss of $31.6 million during the six months ended June 30, 2020.

•Net income attributable to shareholders of $19.5 million compared to net loss attributable to shareholders of $35.8 million during the three months ended June 30, 2020. Net income attributable to shareholders of $22.5 million compared to net loss attributable to shareholders of $64.1 million during the six months ended June 30, 2020.

•Diluted earnings per share from continuing operations of $0.93 compared to a diluted loss per share from continuing operations of $1.36 during the three months ended June 30, 2020. Diluted earnings per share from continuing operations of $1.12 compared to a diluted loss per share of $1.83 during the six months ended June 30, 2020.

The comparison of the Company’s consolidated results from continuing operations for the three and six months ended June 30, 2021 to the three and six months ended June 30, 2020 were significantly impacted by the timing of, and the Companies response to the COVID-19 Pandemic. See below for further details:

•An increase in the Company’s revenues primarily attributable to the impact of the COVID-19 pandemic on Bluegreen’s operations in the 2020 period and improved conditions in the 2021 periods.

•An increase in Bluegreen’s provision for loan losses during the 2020 period as a result of the estimated impact of the COVID-19 pandemic on customer defaults at that time.

•An increase in Bluegreen’s selling, general and administrative expenses primarily attributable to improved conditions in the 2021 period. In addition, the 2020 period reflects the steps taken to mitigate costs implemented by Bluegreen during the period in response to the COVID-19 pandemic.

Segment Results

As a result of the spin-off of its non-Bluegreen assets and businesses on September 30, 2020, the Company currently reports the results of its business activities through the following reportable segments: Sales of VOIs and Financing; and Resort Operations and Club Management.

Information regarding income before income taxes by reportable segment is set forth in the table below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
(in thousands)
Sales of VOIs and financing	$36,890	$(18,007)	$56,621	$(9,753)
Resort operations and club management	18,834	18,161	36,864	32,425
Bluegreen corporate and other	(21,742)	(12,164)	(50,288)	(33,701)
BVH corporate	(2,409)	(10,566)	(4,931)	(20,563)
Income (loss) before income taxes from continuing operations	31,573	(22,576)	38,266	(31,592)
Provision for income taxes	(7,694)	(2,391)	(8,883)	(938)
Net income (loss) from continuing operations	23,879	(24,967)	29,383	(32,530)
Discontinued operations	—	(11,684)	—	(34,936)
Net income (loss)	23,879	(36,651)	29,383	(67,466)
Less: Net income attributable to noncontrolling
interest - continued operations	4,378	5	6,908	956
Less: Net loss attributable to noncontrolling
interest - discontinued operations	—	(856)	—	(4,312)
Net income (loss) attributable to shareholders	$19,501	$(35,800)	$22,475	$(64,110)

Executive Overview

The Company is a Florida corporation that, as a result of its spin-off of its non-Bluegreen investments and businesses on September 30, 2020 owns substantially all of the Company’s operations and activities relating to the operations and activities of its wholly owned subsidiary, Bluegreen. Prior to May 5, 2021, the Company owned approximately 93% of Bluegreen’s common stock. On May 5, 2021, the remaining 7% of Bluegreen’s common stock was acquired through a statutory short-form merger and Bluegreen became a wholly owned subsidiary of the Company. Bluegreen is a leading vacation ownership company that markets and sells VOIs and manages resorts in popular leisure and urban destinations. Bluegreen’s resort network includes 45 Club Resorts (resorts in which owners in its Vacation Club have the right to use most of the units in connection with their VOI ownership) and 23 Club Associate Resorts (resorts in which owners in its Vacation Club have the right to use a limited number of units in connection with their VOI ownership). These Club Resorts and Club Associate Resorts are primarily located in high-volume, “drive-to” vacation locations, including Orlando, Las Vegas, Myrtle Beach, Charleston and New Orleans, among others. Through Bluegreen’s points-based system, the approximately 216,000 owners in Bluegreen’s Vacation Club have the flexibility to stay at units available at any of Bluegreen’s resorts and have access to over 11,300 other hotels and resorts through partnerships and exchange networks. Bluegreen’s sales and marketing platform is supported by marketing relationships with nationally-recognized consumer brands, such as Bass Pro and Choice Hotels. The Company believes these marketing relationships help generate sales within its core demographic.

Impact of COVID-19 on our Business

Initial Response and impact to 2020

The COVID-19 pandemic has caused, and continues to cause, an unprecedented disruption in the U.S. and global economies and the industries in which the Company operates due to, among other things, government ordered “shelter in place” and “stay at home” orders and advisories, travel restrictions, and restrictions on business operations, including government guidance with respect to travel, public accommodations, social gatherings, and related matters. These disruptions and the reaction of the general public to the pandemic had a significant adverse impact on the Company's financial condition and operations during the three and six months ended June 30, 2020 and through 2020. In response to the pandemic, during the last week of March 2020, we temporarily closed all of our VOI sales centers and marketing operations and took other measures with a goal of mitigating the impact of the pandemic and positioning the Company to navigate the pandemic successfully. During the second quarter of 2020, we began a phased reopening of resorts and resumption of our business activities under new operating guidelines and with enhanced safety measures and occupancy restrictions. By June 30, 2020, 64 Bass Pro Shops and Cabela’s stores (out of the 89 that were open in March 2020) were open, we reactivated our Choice Hotels call transfer program, virtually all of our resorts were open, and 21 of our 26 VOI sales centers were open for sales to existing owners and one sales center was selling to new prospects.

In response to the pandemic, we implemented several cost mitigating activities beginning in March 2020, including reductions in our workforce of over 1,600 positions and the placement of another approximately 3,200 of our associates on temporary furlough or reduced work hours. As of June 30, 2020, approximately 2,300 associates had returned to work on a full-time basis. During the three and six months ended June 30, 2020, we incurred $2.2 million and $6.7 million in severance, respectively, and $10.7 million and $11.6 million, respectively, of payroll and payroll benefit expense relating to employees on temporary furlough or reduced work hours. These payments and expenses are included in selling, general and administrative expenses in the unaudited consolidated statement of operations for the three and six months ended June 30, 2020. Also, in March 2020, Bluegreen drew down $60 million under its lines-of-credit and pledged or sold receivables under its various receivable backed facilities to increase its cash position. In June 2020, Bluegreen repaid $40 million under its syndicated line-of-credit and amended the agreements to modify the definition of certain customary covenants.  During the six months ended June 30, 2020, we recorded an additional allowance for loan losses of $12.0 million, which included our customary estimate of customer defaults as a result of the COVID-19 pandemic based on our historical experience, forbearance requests received from our customers, and other factors, including, but not limited to, the seasoning of the notes receivable and FICO scores of the customers.

Impact to 2021 and outlook

The Company continues to be adversely affected by the economic impact of the COVID-19 pandemic during 2021. The number of reported COVID -19 cases went down during the second quarter and as of June 30, 2021, we were operating marketing kiosks at 112 Bass Pro Shops and Cabela’s stores, including 13 new Cabela’s locations and one new Bass Pro location opened during the six months ended June 30, 2021; the Choice Hotels call transfer program was close to pre-pandemic volume; all but two sales centers were operating and all of our resorts, except for one unrelated to COVID-19 in Surfside, FL, were open.  Further, resort occupancy rates were approximately 86% at resorts with sales centers in the second quarter of 2021 facilitated by our ‘drive-to’ network of resorts and we sold 56,000 vacation packages in the second quarter of 2021 compared to 8,000 in the second quarter of 2020. Further, during the second quarter of 2021, the Company experienced an increase in sales of VOIs, which we believe was a sign of improvement in general economic conditions. However, current levels of illness are rising and indicate that the pandemic and its impact on the Company are not over. The CDC recently issued new guidance regarding the use of masks and vaccinations are increasingly being required by government agencies and employers. Various state and local government officials may in the future issue new or revised orders that are different than the ones under which we are currently operating. Accordingly, there remains significant uncertainty as to the probable duration and severity of the pandemic and the likely impact of the pandemic on the Company’s future revenues, net income and other operating results.

VOI Sales and Financing

The Company’s primary business is the marketing and selling of deeded VOIs, developed either internally or by third parties. Customers who purchase these VOIs receive an annual allotment of points, which can be redeemed for stays at one of the Company’s resorts or at 11,300 other hotels and resorts available through partnerships and exchange networks. The Company’s goal is to employ a flexible model with a mix of sales of our owned, acquired or developed VOIs and sales of VOIs on behalf of third-party developers, as determined by management to be appropriate from time to time based on market and economic conditions, available cash, and other factors. Our relationships with third-party developers enables us to generate fees from the sales and marketing of their VOIs without incurring the significant upfront capital investment generally associated with resort acquisition or development. While sales of acquired or developed inventory typically result in a greater contribution to EBITDA and Adjusted EBITDA, fee-based sales typically do not require an initial investment or involve development financing risk. Both acquired or developed VOI sales and fee-based VOI sales result in recurring, incremental and long-term fee streams by adding owners to the Bluegreen Vacation Club and new resort management contracts. Fee-based sales of VOIs comprised 33% and 17% of system-wide sales of VOIs during the three months ended June 31, 2021 and 2020, respectively, and 34% and 43% of system-wide sales of VOIs during the six months ended June 31, 2021 and 2020, respectively. While Bluegreen intends to remain flexible with respect to its sales of the different categories of its VOI inventory in the future based on economic conditions, business initiatives and other considerations, Bluegreen currently expects that its percentage of fee-based sales will continue to decrease over time as it continues to increase its focus on developed VOI sales and secondary market sales. In conjunction with sales of VOIs, the Company generates interest income by providing financing to qualified purchasers. Collateralized by the underlying VOIs, loans are generally structured as 10-year, fully-amortizing loans with a fixed interest rate ranging from approximately 12% to approximately 18% per annum. As of June 30, 2021, the weighted-average interest rate on the Company’s VOI notes receivable was 15.1%. In addition, the Company earns fees for various other services, including title and escrow services in connection with the closing of VOI sales, and mortgage servicing.

Resort Operations and Club Management

The Company enters into management agreements with the HOAs that maintain most of the resorts in Bluegreen’s Vacation Club and earn fees for providing management services to those HOAs and the Company’s approximately 216,000 Vacation Club owners. These resort management services include oversight of housekeeping services, maintenance, and certain accounting and administration functions. Bluegreen’s management contracts generally yield recurring cash flows and do not have the traditional risks associated with hotel management contracts that are generally linked to daily rate or occupancy. Bluegreen’s management contracts are typically structured as “cost-plus,” with an initial term of three years and automatic one-year renewals. In connection with the management services provided to the Vacation Club, the Company manages the reservation system and provides owner, billing and collection services. In addition to resort and club management services, the Company earns fees for various other services that generally produce recurring, predictable and long term-revenue, including construction management services for third-party developers. As described above, while some of Bluegreen’s Club Resorts and Club Associate Resorts were closed during the second quarter of 2020 in response to the COVID-19 pandemic, all were subsequently reopened by December 31, 2020 and currently remain open.

Key Business and Financial Metrics Used by Management

Management uses several key business and financial metrics that are specific to the vacation ownership industry. For a discussion of such metrics, see “Key Business and Financial Metrics Used by Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

EBITDA and Adjusted EBITDA

EBITDA, Adjusted EBITDA and Adjusted EBITDA Attributable to Shareholders. EBITDA is defined as earnings, or net income, before taking into account interest income (excluding interest earned on VOI notes receivable), interest expense (excluding interest expense incurred on debt secured by VOI notes receivable), income and franchise taxes and depreciation and amortization. Adjusted EBITDA is defined as EBITDA, adjusted to exclude amounts of loss (gain) on assets held for sale, share-based compensation expense, and other items that the Company believes are not representative of ongoing operating results. Accordingly, the Company excludes certain items such as severance charges net of employee retention tax credits and incremental costs associated with the COVID-19 pandemic. Adjusted EBITDA Attributable to Shareholders is Adjusted EBITDA excluding amounts attributable to the non-controlling interest in Bluegreen/Big Cedar Vacations (in which Bluegreen owns a 51% interest) and Bluegreen (in which it owns a 93% until May 5, 2021 when the Company acquired all of the 7% of the outstanding shares of Bluegreen’s common stock that the Company did not previously beneficially owned pursuant to a short-form merger). For purposes of the calculation of EBITDA, Adjusted EBITDA and Adjusted EBITDA Attributable to Shareholders for each period presented, no adjustments were made for interest income earned on VOI notes receivable or the interest expense incurred on debt that is secured by such notes receivable because they are both considered to be part of the ordinary operations of the Company’s business.

The Company considers EBITDA, Adjusted EBITDA, Adjusted EBITDA Attributable to Shareholders and Segment Adjusted EBITDA to be indicators of operating performance, and they are used by the Company to measure its ability to service debt, fund capital expenditures and expand its business. EBITDA and Adjusted EBITDA are also used by companies, lenders, investors and others because they exclude certain items that can vary widely across different industries or among companies within the same industry. For example, interest expense can be dependent on a company’s capital structure, debt levels and credit ratings. Accordingly, the impact of interest expense on earnings can vary significantly among companies. The tax positions of companies can also vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the jurisdictions in which they operate. As a result, effective tax rates and provision for income taxes can vary considerably among companies. EBITDA, Adjusted EBITDA and Adjusted EBITDA Attributable to Shareholders also exclude depreciation and amortization because companies utilize productive assets of different ages and use different methods of both acquiring and depreciating productive assets. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies.

EBITDA, Adjusted EBITDA and Adjusted EBITDA Attributable to Shareholders are not recognized terms under GAAP and should not be considered as an alternative to net income or any other measure of financial performance or liquidity, including cash flow, derived in accordance with GAAP, or to any other method or analyzing results as reported under GAAP. The limitations of using EBITDA, Adjusted EBITDA or Adjusted EBITDA Attributable to Shareholders as an analytical tool include, without limitation, that EBITDA, Adjusted EBITDA and Adjusted EBITDA Attributable to Shareholders do not reflect (i) changes in, or cash requirements for, working capital needs; (ii) interest expense, or the cash requirements necessary to service interest or principal payments on its indebtedness (other than as noted above); (iii) tax expense or the cash requirements to pay taxes; (iv) historical cash expenditures or future requirements for capital expenditures or contractual commitments; or (v) the effect on earnings or changes resulting from matters that the Company does not believe to be indicative of our future operations or performance. Further, although depreciation and amortization are non-cash charges, the assets being depreciated and amortized often have to be replaced in the future, and EBITDA and Adjusted EBITDA, Adjusted EBITDA and Adjusted EBITDA Attributable to Shareholders do not reflect any cash that may be required for such replacements. In addition, the definition of Adjusted EBITDA or Adjusted EBITDA Attributable to Shareholders may not be comparable to definitions of Adjusted EBITDA, Adjusted EBITDA Attributable to Shareholders or other similarly titled measures used by other companies.

Reportable Segments Results of Operations

Adjusted EBITDA Attributable to Shareholders for the three and six months ended June 30, 2021 and 2020:

The Company considers Segment Adjusted EBITDA in connection with its evaluation of its business segments as described in Note 14: Segment Reporting to the Company’s unaudited consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q. See above for a discussion of the definition of Adjusted EBITDA and related measures, how management uses it to manage its business and material limitations on its usefulness. The following tables set forth Segment Adjusted EBITDA, Adjusted EBITDA, Adjusted EBITDA Attributable to Shareholders, EBITDA and a reconciliation of EBITDA, Adjusted EBITDA, and Adjusted EBITDA Attributable to Shareholders to net income, the most comparable GAAP financial measure:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
(in thousands)
Adjusted EBITDA - sales of VOIs and financing	$38,320	$(15,318)	$59,456	$(2,942)
Adjusted EBITDA - resort operations
and club management	19,034	18,450	37,259	34,038
Total Segment Adjusted EBITDA	57,354	3,132	96,715	31,096
Less: Bluegreen's Corporate and other	(16,242)	(6,448)	(38,800)	(22,521)
Less: BVH Corporate and other	(563)	(8,858)	(1,352)	(17,109)
Adjusted EBITDA	40,549	(12,174)	56,563	(8,534)
Less: Adjusted EBITDA attributable to non-controlling interest  	(4,782)	(403)	(8,029)	(1,987)
Total Adjusted EBITDA attributable to shareholders	$35,767	$(12,577)	$48,534	$(10,521)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
(in thousands)
Net income (loss) attributable to shareholders	$19,501	$(24,972)	$22,475	$(33,486)
Net income attributable to the non-controlling interest continuing operations	4,378	5	6,908	956
Net Income (loss)	23,879	(24,967)	29,383	(32,530)
Add: Depreciation and amortization	3,884	3,890	7,735	7,789
Less: Interest income (other than interest earned on
VOI notes receivable)	(57)	(1,228)	(190)	(3,480)
Add: Interest expense - corporate and other	4,969	6,258	10,541	12,692
Add: Franchise taxes	40	—	96	17
Add: Provision for income taxes	7,694	2,391	8,883	938
EBITDA	40,409	(13,656)	56,448	(14,574)
Add: Shared-based compensation expense (1)	152	—	152	—
(Gain) loss on assets held for sale	(12)	87	(37)	43
Add: Severance and other (2)	—	1,395	—	5,997
Adjusted EBITDA	40,549	(12,174)	56,563	(8,534)
Adjusted EBITDA attributable to the non-controlling interest	(4,782)	(403)	(8,029)	(1,987)
Adjusted EBITDA attributable to shareholders	$35,767	$(12,577)	$48,534	$(10,521)

(1)Share-based compensation expense for the three and six months ended June 30, 2021 consisted of $0.2 million related to restricted stock awards granted in June 2021.

(2)Severance and other for the three months ended June 30, 2020 consisted of $1.4 million of COVID-19 incremental costs. Severance and other for the six months ended June 30, 2020 consisted of severance of $4.5 million and COVID-19 incremental costs of $1.5 million.

The following table reconciles Bluegreen’s system-wide sales of VOIs to gross sales of VOIs, the most comparable GAAP financial measure.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Gross sales of VOIs	$110,300	$10,900	$178,550	$86,381
Add: Fee-Based sales	53,142	2,199	91,939	64,107
System-wide sales of VOIs	$163,442	$13,099	$270,489	$150,488

For the three months ended June 30, 2021 compared to the three months ended June 30, 2020

Sales of VOIs and Financing

	For the Three Months Ended June 30,
	2021		2020
	Amount	% of System- wide sales of VOIs (5)	Amount	% of System- wide sales of VOIs (5)
(in thousands)
Developed VOI sales (1)	$63,272	39%	$3,505	27%
Secondary Market sales	41,393	25	5,626	43
Fee-Based sales	53,142	32	2,199	17
JIT sales	9,293	6	2,441	18
Less: Equity trade allowances (6)	(3,658)	(2)	(672)	(5)
System-wide sales of VOIs	163,442	100%	13,099	100%
Less: Fee-Based sales	(53,142)	(33)	(2,199)	(17)
Gross sales of VOIs	110,300	67	10,900	83
Provision for loan losses (2)	(18,488)	(17)	(1,846)	(17)
Sales of VOIs	91,812	56	9,054	69
Cost of VOIs sold (3)	(7,024)	(8)	(1,038)	(11)
Gross profit (3)	84,788	92	8,016	89
Fee-Based sales commission revenue (4)	35,618	67	1,135	52
Financing revenue, net of financing expense	15,799	10	15,454	118
Other fee-based services, title operations and other, net	2,079	1	630	5
Net carrying cost of VOI inventory	(6,118)	(4)	(10,913)	(83)
Selling and marketing expenses	(87,130)	(53)	(26,844)	(205)
General and administrative expenses - sales and marketing	(8,146)	(5)	(5,485)	(42)
Operating profit - sales of VOIs and financing	36,890	23%	(18,007)	-137%
Add: Depreciation and amortization	1,430		1,483
Add: Severance and other	—		1,206
Adjusted EBITDA - sales of VOIs and financing	$38,320		$(15,318)

For the six months ended June 30, 2021 compared to the six months ended June 30, 2020

Sales of VOIs and Financing

	For the Six Months Ended June 30,
	2021		2020
	Amount	% of System- wide sales of VOIs (5)	Amount	% of System- wide sales of VOIs (5)
(in thousands)
Developed VOI sales (1)	$104,654	39%	$91,082	60%
Secondary Market sales	69,418	25	69,397	45
Fee-Based sales	91,939	34	64,107	43
JIT sales	13,166	5	5,382	5
Less: Equity trade allowances (6)	(8,688)	(3)	(79,480)	(53)
System-wide sales of VOIs	270,489	100%	150,488	100%
Less: Fee-Based sales	(91,939)	(34)	(64,107)	(43)
Gross sales of VOIs	178,550	66	86,381	57
Provision for loan losses (2)	(30,807)	(17)	(32,199)	(37)
Sales of VOIs	147,743	55	54,182	36
Cost of VOIs sold (3)	(12,193)	(8)	(5,137)	(9)
Gross profit (3)	135,550	92	49,045	91
Fee-Based sales commission revenue (4)	61,336	67	42,500	66
Financing revenue, net of financing expense	30,922	11	31,113	21
Other fee-based services, title operations and other, net	3,634	1	1,883	1
Net carrying cost of VOI inventory	(13,891)	(5)	(18,827)	(13)
Selling and marketing expenses	(145,131)	(54)	(101,984)	(68)
General and administrative expenses - sales and marketing	(15,799)	(6)	(13,483)	(9)
Operating profit - sales of VOIs and financing	56,621	21%	(9,753)	-6%
Add: Depreciation and amortization	2,835		3,042
Add: Severance and other	—		3,769
Adjusted EBITDA - sales of VOIs and financing	$59,456		$(2,942)

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

System-wide sales of VOIs. System-wide sales of VOIs were $163.4 million and $13.1 million during the three months ended June 30, 2021 and 2020, respectively, and $270.5 million and $150.5 million during the six months ended June 30, 2021 and 2020, respectively. System-wide sales of VOIs are driven by guest attendance at a timeshare sale presentation (a “guest tour”) that decide to purchase a VOI. The number of guest tours reflect the number of existing owner guests Bluegreen has staying at a resort with a sales center and the number of new guest arrivals who agree to attend a sale presentation. Due to the COVID-19 pandemic and Bluegreen’s decision to temporarily cease marketing activities beginning in March 2020 and the resulting decrease in the vacation package pipeline, the number of guests and owners at resorts in the first half of 2021 was lower than historical levels prior to the pandemic.  Further, the COVID-19 pandemic significantly impacted, and may continue to adversely impact, system-wide sales of VOIs. The ultimate impact, including the extent and duration of the impact, cannot be predicted at this time.

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

Sales of VOIs. Sales of VOIs were $91.8 million and $9.1 million during the three months ended June 30, 2021 and 2020, respectively, and $147.7 million and $54.2 million during the six months ended June 30, 2021 and 2020, respectively. Sales of VOIs were impacted by the factors described below in system-wide sales of VOIs, primarily the adverse impact of the COVID-19 pandemic in the 2020 periods. Gross sales of VOIs were reduced by $18.5 million and $1.8 million during the three months ended June 30, 2021 and 2020, respectively, and $30.8 million and $32.2 million for the six months ended June 30, 2021 and 2020, respectively, for the provision for loan losses. The provision for loan losses varies based on the amount of financed, non-fee based sales during the period and changes in Bluegreen’s estimates of future notes receivable performance for existing and newly originated loans. Bluegreen’s provision for loan losses as a percentage of gross sales of VOIs was 17% during both the three months ended June 30, 2021 and 2020, and 17% and 37% during the six months ended June 30, 2021 and 2020, respectively. The percentage of Bluegreen’s sales which were realized in cash within 30 days from sale was 45% during the three months ended June 30, 2021, 33% during the three months ended June 30, 2020, 45% during the six months ended June 30, 2021 and 40% during the six months ended June 30, 2020.

In March 2020, Bluegreen recorded an additional allowance of $12.0 million which included Bluegreen’s estimate at that time of customer defaults as a result of changing economic factors related to the COVID-19 pandemic. Bluegreen believes that the COVID-19 pandemic may continue to have an impact on the collectibility of its VOI notes receivable. In addition to the COVID-19 pandemic, the provision for loan losses continues to be impacted by defaults which Bluegreen believes are attributable to the receipt of letters from third parties and attorneys who purport to represent certain VOI owners and who have encouraged such owners to become delinquent and ultimately default on their obligations. Bluegreen’s defaults associated with such letters during the six months ended June 30, 2021 were approximately the same as during the six months ended June 30, 2020. See Note 9: Commitments and Contingencies to the Company’s unaudited consolidated financial statements included in Item 1 of this report for additional information regarding such letters and actions Bluegreen has taken in connection with such letters. The impact of the COVID-19 pandemic and the continued impact of actions taken by timeshare exit firms are highly uncertain and there is no assurance that Bluegreen’s steps taken to mitigate the impact of the pandemic or actions taken by timeshare exit firms will be successful. As a result, actual defaults may differ from Bluegreen’s estimates and the allowance for loan losses may not prove to be adequate.

The average annual default rates and delinquency rates (more than 30 days past due) on Bluegreen’s VOI notes receivable were as follows:

	For the Twelve Months Ended June 30,
	2021	2020

Average annual default rates (1)	9.73%	9.50%

	As of June 30,
	2021	2020

Delinquency rates (1)	2.56%	3.36%

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

The following table sets forth certain information for system-wide sales of VOIs for the three and six months ended June 30, 2021 and 2020:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2021	2020	Change		2021	2020	Change
(dollars in thousands)
Number of sales centers open at period-end (1)	24	26	(8)%		24	26	(8)%
Number of active sales arrangements with third-party clients at period-end	12	12	—%		12	12	—%
Total number of VOI sales transactions	9,677	841	1,051%		15,874	9,527	67%
Average sales price per transaction	$17,004	$15,367	11%		$17,121	$15,829	8%
Number of total guest tours	58,533	6,089	861%		93,354	46,754	100%
Sale-to-tour conversion ratio– total marketing guests	16.5%	13.8%	270	bp	17.0%	20.4%	(340)	bp
Number of existing owner guest tours	25,686	5,046	409%		44,018	23,575	87%
Sale-to-tour conversion ratio– existing owners	20.0%	13.7%	630	bp	20.3%	23.6%	(330)	bp
Number of new guest tours	32,847	1,043	3,049%		49,336	23,179	113%
Sale-to-tour conversion ratio– new marketing guests	13.8%	14.2%	(40)	bp	14.1%	17.1%	(300)	bp
Percentage of sales to existing owners	55.0%	85.8%	(3,080)	bp	58.4%	61.9%	(350)	bp
Average sales volume per guest	$2,811	$2,122	32%		$2,911	$3,225	(10)%

(1)During the last week of March 2020, Bluegreen temporarily closed all of its VOI sales centers in response to the COVID- 19 pandemic. All were subsequently reopened in 2020 with the exception of two sales centers that were consolidated and one additional sales center that has not reopened.

Cost of VOIs Sold. During the three months ended June 30, 2021 and 2020, cost of VOIs sold was $7.0 million and $1.0 million, respectively, and cost of VOIs sold was $12.2 million and $5.1 million during the six months ended June 30, 2021 and 2020, respectively. Cost of VOIs sold was 8% and 11% of sales of VOIs during the three months ended June 30, 2021 and 2020, respectively, and 8% and 9% of sales of VOIs during the six months ended June 30, 2021 and 2020, respectively. Cost of VOIs sold as a percentage of sales of VOIs varies between periods based on the relative costs of the specific VOIs sold in each period and the size of the point packages of the VOIs sold (due to offered volume discounts) and discounts to existing owners. Additionally, the effect of changes in estimates under the relative sales value method, including estimates of total project sales, future defaults, upgrades and incremental revenue from the resale of repossessed VOI inventory, are reflected on a retrospective basis in the period the change occurs. Therefore, cost of sales will typically be favorably impacted in periods where a significant amount of Secondary Market VOI inventory is acquired or actual defaults and equity trades are higher than anticipated and the resulting change in estimate is recognized. Cost of VOIs sold as a percentage of sales of VOIs decreased for both the three and six months ended June 30, 2021 compared to the same periods in 2020 primarily due to sale of relatively lower cost VOIs and increased secondary market inventory purchases.

Fee-Based Sales Commission Revenue. During the three months ended June 30, 2021 and 2020, Bluegreen sold $53.1 million and $2.2 million, respectively, and during the six months ended June 30, 2021 and 2020, Bluegreen sold $91.9 million and $64.1 million, respectively, of third-party VOI inventory under commission arrangements. Sales and marketing commissions of $35.6 million and $1.1 million during the three months ended June 30, 2021 and 2020, respectively, and $61.3 million and $42.5 million during the six months ended June 30, 2021 and 2020, respectively, was earned in connection with those sales. The sales of third-party developer inventory on a commission basis during the 2021 periods was due primarily to an increase in new guest tours as a result of the impact of the COVID-19 pandemic on Bluegreen’s operations in the 2020 periods and other factors described above. Bluegreen earned an average sales and marketing commission of 67% and 52% during the three months ended June 30, 2021 and 2020, respectively, and 67% and 66% during the six months ended June 30, 2021 and 2020, respectively, which is net of a reserve for commission refunds in connection with early defaults and cancellations pursuant to the terms of certain of Bluegreen’s fee-based service arrangements. The sales and marketing commissions as a percentage of fee-based sales for the three months ended June 30, 2020 was negatively impacted by an increase in Bluegreen’s reserve for cancellations coupled with a period of lower fee-based sales. Bluegreen typically recognizes a sales and marketing commission between 65% and 68% on sales of third-party VOI inventory.

Financing Revenue, Net of Financing Expense — Sales of VOIs. Interest income on VOIs notes receivable was $19.5 million and $19.1 million during the three months ended June 30, 2021 and 2020, respectively, which was partially offset by interest expense on receivable-backed debt of $3.9 million and $4.2 million, respectively. Interest income on VOIs notes receivable was $38.7 million and $39.2 million during the six months ended June 30, 2021 and 2020, respectively, which was partially offset by interest expense on receivable-backed debt of $8.1 million and $8.8 million, respectively. The change in finance revenue, net of finance expense for the 2021 periods as compared to the 2020 periods is primarily due to higher notes receivable balances as a result of higher system-wide sales of VOIs in the 2021 periods due to the impact of the COVID-19 pandemic on Bluegreen’s operations in the 2020 periods and other factors described above, lower outstanding receivable-backed debt balances and a lower weighted-average cost of borrowing attributable to the lower interest rates in the 2021 periods. Revenues from mortgage servicing of $1.3 million and $2.6 million during the three months and six months ended June 30, 2021, respectively, and $1.5 million and $3.1 million during the three and six months ended June 30, 2020, respectively, are included in financing revenue, net of mortgage servicing expenses of $1.1 million and $2.3 million during the three and six months ended June 30, 2021, respectively, and $0.9 million and $2.4 million during the three and six months ended June 30, 2020, respectively.

Other Fee-Based Services — Title Operations, net. During the three months ended June 30, 2021 and 2020, revenue from the Company’s title operations was $2.9 million and $1.3 million, respectively, which was partially offset by expenses directly related to Bluegreen’s title operations of $0.8 million and $0.7 million, respectively. During the six months ended June 30, 2021 and 2020, revenue from title operations was $5.1 million and $4.1 million, respectively, which was partially offset by expenses directly related to title operations of $1.5 million and $2.2 million, respectively. Title operations revenue varies based on VOI sales volumes as well as the title costs in the jurisdictions where the inventory being sold is located. The change in the 2021 periods compared to the 2020 periods is primarily due to higher system-wide sales of VOIs due to the impact of the COVID-19 pandemic on Bluegreen’s operations in the 2020 periods and other factors described above.

Net Carrying Cost of VOI Inventory. The carrying cost of Bluegreen’s inventory was $11.6 million and $10.7 million during the three months ended June 30, 2021 and 2020, respectively. During the 2021 period, the carrying cost of Bluegreen’s inventory was partially offset by rental and sampler revenues of $5.5 million. During the 2020 period, rental and sampler expense was $0.2 million. The carrying cost of Bluegreen’s inventory was $22.5 million and $20.5 million during the six months ended June 30, 2021 and 2020, respectively, which was partially offset by rental and sampler revenues of $8.6 million and $1.7 million, respectively. The decrease in net carrying costs of VOI inventory was primarily related to increased rentals of developer inventory and increased sampler stays, partially offset by increased maintenance fees and developer subsidies associated with the increase in Bluegreen’s VOI inventory. In certain circumstances, Bluegreen offsets marketing costs by using inventory for marketing guest stays.

Selling and Marketing Expenses. Selling and marketing expenses were $87.1 million and $145.1 million during the three and six months ended June 30, 2021, respectively, and $26.8 million and $102.0 million during the three and six months ended June 30, 2020, respectively. As a percentage of system-wide sales of VOIs, selling and marketing expenses decreased to 53% and 54% during the three and six months ended June 30, 2021, respectively, from 205% and 68% during the three and six months ended June 30, 2020, respectively. The decrease in selling and marketing expenses as a percentage of system-wide sales of VOIs during the 2021 periods compared to the 2020 periods is primarily attributable to the costs of maintaining certain sales and marketing associates on furlough in the 2020 periods despite the temporary closure of Bluegreen’s VOI sales sites and marketing operations in connection with the COVID-

19 pandemic as discussed above. During the three and six months ended June 30, 2020, Bluegreen incurred $1.2 million and $3.8 million, respectively, in severance and $10.2 million and $10.9 million, respectively, of payroll and benefits expenses relating to employees on temporary furlough or reduced work hours as a result of the impact of the COVID-19 pandemic. There were no such severance or furlough expenses during the 2021 periods. All but two of the sales offices which were closed during March 2020 in connection with the COVID-19 pandemic have subsequently reopened. The 2021 periods were also impacted by costs incurred associated with the commencement of marketing operations at 13 additional Cabela’s stores and one additional Bass Pro store during the six months ended June 30, 2021. Bluegreen utilizes these stores to sell mini-vacation packages to customers for future travel which require the customers to attend a timeshare presentation. Additionally, during the 2021 periods, Bluegreen incurred costs associated with redesigning its sales and marketing platform, including updating its sales offices, refreshing its marketing material, and adding new sales and marketing senior leadership positions. Further, Bluegreen has invested in various local and national marketing programs in an effort to attract new customers. These programs may not be successful or generate a sufficient number of prospects to offset the program costs incurred.

The following table sets forth certain new customer marketing information, excluding sampler and other returning owner vacation packages, for the three and six months ended June 30, 2021 and 2020:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
Number of Bass Pro and Cabela's marketing (1) locations at period-end	112	89	26	112	89	26
Number of vacation packages outstanding, beginning of the period (2)	132,142	172,828	(24)	121,915	169,294	(28)
Number of vacation packages sold	56,256	8,129	592	105,630	51,046	107
Number of vacation packages outstanding, end of the period (2)	163,738	149,620	9	163,738	149,620	9
% of Bass Pro vacation packages at period end	51%	46%	11	51%	46%	11
% of Cabela's vacation packages at period end	18%	6%	200	18%	6%	200
% of Choice Hotel vacation packages at period end	21%	25%	(16)	21%	25%	(16)
% of Other vacation packages at period end	9%	23%	(61)	9%	23%	(61)

(1)During the last week of March 2020, Bluegreen temporarily closed all of its Bass Pro and Cabela’s marketing locations in response to the COVID-19 pandemic. By June 30, 2020, 64 of the 89 Bass Pro and Cabela marketing locations were open.

(2)Excludes vacation packages sold to customers more than one year prior to the period presented and vacation packages sold to customers who had already toured but purchased an additional vacation package.

During 2020, Bluegreen eliminated certain of its lower performing mini-vacation programs, including a lead generation operation at various malls. While the elimination of these programs has resulted in lower sales of mini-vacation packages, Bluegreen believes its expansion into Cabela’s and other local and national marketing programs will in the future address this decrease in mini-vacation packages. Additionally, Choice vacation packages outstanding at June 30, 2021 declined 8% compared to the six months ended June 30, 2020 period, reflecting lower call activity at Choice through the Choice call transfer program.

In addition to vacation packages sold to new prospects, Bluegreen also sells vacation packages to customers who have already toured, some of whom purchased a VOI, and have indicated they would tour again. As of June 30, 2021, the pipeline of such packages was approximately 18,000. There is no assurance that such packages will convert to sales at historical or expected levels.

General and Administrative Expenses — Sales and Marketing Operations. General and administrative expenses, representing expenses directly attributable to sales and marketing operations, were $8.1 million and $15.8 million during the three and six months ended June 30, 2021, respectively, and $5.5 million and $13.5 million during the three and six months ended June 30, 2020, respectively. As a percentage of system-wide sales of VOIs, general and administrative expenses attributable to sales and marketing operations was 5% and 6% during the three and six months ended June 30, 2021, respectively, and 42% and 9% during the three and six months ended June 30, 2020, respectively. The decrease as a percentage of sales in the 2021 periods compared to the 2020 periods was primarily due to the fixed nature of certain costs, the costs of maintaining certain sales associates on temporary paid furlough due to the impact of the COVID-19 pandemic and lower VOI system-wide sales of VOIs in the 2020 periods.

Resort Operations and Club Management

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(dollars in thousands)	2021		2020		2021		2020
Resort operations and club management revenue	$43,131		$36,914		$86,362		$82,625
Resort operations and club management expense	(24,297)		(18,753)		(49,498)		(50,200)
Operating profit - resort operations and club management	18,834	44%	18,161	49%	36,864	43%	32,425	39%
Add: Depreciation and amortization	200		190		395		380
Add: Severance	—		99		—		1,233
Adjusted EBITDA - resort operations and club management	$19,034		$18,450		$37,259		$34,038

Resort Operations and Club Management Revenue. Resort operations and club management revenue increased 17% and 5% during the three and six months ended June 30, 2021, respectively, as compared to the three and six months ended June 30, 2020. Cost reimbursement revenue, which consists of payroll and other operating expenses which Bluegreen incurs and passes through to the HOAs, increased 4% and 31% during the three and six months ended June 30, 2021, respectively, as compared to the three and six months ended June 30, 2020. The increase in cost reimbursement revenue was primarily attributable to the reduction in headcount in the three and six months ended June 30, 2020 due to actions taken in connection with the COVID-19 pandemic. Excluding cost reimbursement revenue, resort operations and club management revenue increased 10% and 5% during the three and six months ended June 30, 2021, respectively, as compared to the three and six months ended June 30, 2020. This increase was primarily attributable to increased resort retail operations and third-party rental commissions as a result of the impact of the COVID-19 pandemic on the 2020 periods. Bluegreen’s resort network includes 68 Club and Club Associate Resorts as of both June 30, 2021 and 2020. Bluegreen managed 49 resort properties as of both June 30, 2021 and 2020.

Resort Operations and Club Management Expense. During the three and six months ended June 30, 2021, resort operations and club management expense increased 29% and decreased 1%, respectively, compared to three and six months ended June 30, 2020, respectively. The increase during the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was primarily due to decreased expenses in connection with the COVID-19 pandemic as discussed above.

Bluegreen Corporate and Other

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in thousands)	2021	2020	2021	2020
General and administrative expenses - corporate and other	$(19,086)	$(9,115)	$(43,742)	$(28,349)
Other income, net	418	273	204	406
Franchise taxes	33	—	119	17
(Gain) loss on assets held for sale	(12)	87	(37)	43
Add: Depreciation and amortization	2,253	2,217	4,504	4,367
Add: Severance and other	—	90	—	995
Add: Share - based compensation expense	152	—	152	—
Adjusted EBITDA - Corporate and other	$(16,242)	$(6,448)	$(38,800)	$(22,521)

General and Administrative Expenses — Corporate and Other. General and administrative expenses directly attributable to corporate overhead were $19.1 million and $43.7 million during the three and six months ended June 30, 2021, respectively, and $9.1 million and $28.3 million during the three and six months ended June 30, 2020, respectively. The increase was primarily due to increased employee benefits and higher executive and management incentive compensation during the three and six months ended June 30, 2021 as compared to the three and six months ended June 30, 2020.

Other Income, net. Other income, net was $0.4 million and $0.2 million during the three and six months ended June 30, 2021, respectively, and $0.3 million and $0.4 million during the three and six months ended June 30, 2020, respectively.

Interest Expense.  Interest expense not related to Bluegreen’s receivable-backed debt was $3.2 million and $6.9 million during the three and six months ended June 30, 2021, respectively, and $4.4 million and $8.5 million during the three and six months ended June 30, 2020, respectively. The decrease in such interest expense during the three and six months ended June 30, 2021 was primarily due to lower outstanding debt balances and lower weighted-average cost of borrowing, as compared to the three and six months ended June 30, 2020. The weighted average cost of borrowing as of June 30, 2021 was approximately 4.9%, compared to approximately 5.1% as of June 30, 2020.

Adjusted EBITDA Attributable to Non-Controlling Interest in Bluegreen/Big Cedar Vacations. The Company includes in its consolidated financial statements the results of operations and financial condition of Bluegreen/Big Cedar Vacations, Bluegreen’s 51%-owned subsidiary. The non-controlling interest in Adjusted EBITDA of Bluegreen/Big Cedar Vacations is the portion of Bluegreen/Big Cedar Vacations’ Adjusted EBITDA that is attributable to Big Cedar LLC, which holds the remaining 49% interest in Bluegreen/Big Cedar Vacations. Adjusted EBITDA attributable to the non-controlling interest in Bluegreen/Big Cedar Vacations was $3.9 million and $6.1 million during the three and six months ended June 30, 2021, respectively, and ($0.7) million and ($1.5) million during the three and six months ended June 30, 2020, respectively. The increase in Adjusted EBITDA attributable to the non-controlling interest in Bluegreen/Big Cedar Vacations for the 2021 periods compared to the 2020 periods primarily reflects the impact of the COVID-19 pandemic on 2020 results.

Parent Company

The Parent Company Corporate in the Company’s segment information primarily includes the following:

•BVH’s corporate general and administrative expenses;

•Interest expense associated with Woodbridge’s junior subordinated debentures and the $75.0 million note payable to BBX Capital; and

•Interest income on interest-bearing cash accounts.

Corporate General and Administrative Expenses

The Parent Company’s corporate general and administrative expenses were $0.6 million and $1.4 million during the three and six months ended June 30, 2021, and $8.9 million and $17.2 million during the three and six months ended June 20, 2020, respectively.  The Parent Company’s corporate general and administrative expenses during periods subsequent to the September 2020 spin-off of BBX Capital, consist primarily of costs associated with the Parent Company being a publicly traded enterprise (including, but not limited to compensation, shareholder relations, legal, etc). The 2020 periods reflect the proportion of corporate overhead cost attributed to the Parent Company from operations prior to the spin-off of BBX Capital during September 2020, which were substantially greater.

Interest Expense

The Parent Company’s interest expense was $1.8 million and $3.6 million, respectively, for the three and six months ended June 30, 2021 and $1.9 million and $4.2 million for the three and six months ended June 30, 2020, respectively. The decrease in interest expense during the 2021 periods compared to the 2020 periods primarily resulted from lower interest expense on Woodbridge’s junior subordinated debentures reflecting variable rates of interest on such debt during the 2021 periods and BVH’s repayment in full during August 2020 of its $80.0 million note payable to Bluegreen. The interest expense on the $80.0 million note to Bluegreen and the related interest income recognized by Bluegreen are eliminated in the Company’s consolidated statements of operations for the 2020 periods. Additionally, the three and six months ended June 30, 2021 include $1.1 million and $2.2 million, respectively, of interest expense on the $75.0 million Note Payable to BBX Capital, which was issued in connection with the spin-off of BBX Capital in September 2020.

Provision for Income Taxes from continuing operations

The provision for income taxes was $7.7 million and $8.9 million for the three and six months ended June 30, 2021 compared to $2.4 million and $0.9 million during the three and six months ended June 30, 2020. The Company’s effective income tax rate was approximately 28% and 3% for the six months ended June 30, 2021 and 2020, respectively. Effective income tax rates for interim periods are based upon the Company’s then current estimated annual rate. The effective income tax rate varies based upon the estimate of taxable earnings as well as on the mix of taxable earnings in the various states in which the Company and its subsidiaries operate. As such, the Company’s effective tax rates for the 2021 and 2020 periods reflect an estimate of its annual taxable earnings, state taxes, non-deductible items and changes in valuation allowance on deferred tax assets for each respective year. The 2020 periods include estimates made at the time related to the full year’s impact of the COVID-19 pandemic

Discontinued Operations

Discontinued operations represent the activities and results of BBX Capital, the former wholly owned subsidiary of the Company, which was spun off on September 30, 2020. BBX Capital’s businesses include all of the continuing businesses other than Bluegreen, including BBX Capital Real Estate, BBX Sweet Holdings, and Renin.

The loss from discontinued operations before income taxes for the three and six months ended June 30, 2020 was $8.4 million and $36.1 million, respectively. The losses were due primary to $31.6 million of impairment losses primarily resulting from the impact of the COVID-19 pandemic on BBX Capital’s businesses, including IT’SUGAR.

Net Income or Loss from Continuing Operations Attributable to Noncontrolling Interests

The Company’s consolidated financial statements include the results of operations and financial position of partially owned subsidiaries in which it holds a controlling financial interest, including Bluegreen/Big Cedar Vacations (which is owned 51% by Bluegreen). In addition, prior to the May 5, 2021 statutory short-form merger pursuant to which Bluegreen became a wholly owned subsidiary of the Company, the Company owned an approximate 93% interest in Bluegreen. As a result, the Company is required to attribute net income or loss to the noncontrolling interests in these subsidiaries, including for Bluegreen, during the periods in which it held partial ownership of Bluegreen.

Net income from continuing operations attributable to noncontrolling interests during the three and six months ended June 30, 2021 was $4.4 million and $6.9 million, respectively, and was $0 million and $1.0 million during the three and six months ended June 30, 2020, respectively. The increase in net income attributable to noncontrolling interests for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020 was primarily due to an increase in the net income of Bluegreen and Bluegreen/Big Cedar Vacations as discussed above.

Changes in Financial Condition

The following table summarizes the Company’s cash flows for the periods indicated (in thousands):

	For the Six Months Ended June 30,
	2021	2020

Net cash provided by (used in) operating activities	$53,269	$(16,014)
Net cash used in investing activities	(8,229)	(14,886)
Net cash used in financing activities	(39,381)	(2,466)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$5,659	$(33,366)

Cash Flows from Operating Activities

The Company’s operating cash flow increased $69.3 million during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily reflect the following:

•increased operating profit in 2021 as a result of the significant impact of the COVID-19 pandemic on operations in the 2020 period;

•a higher portion of sales of VOIs in cash (including down payments from customers);

•the elimination of certain activities related to BBX Capital, the former wholly owned subsidiary of the Company which was spun off in September 2020;

•lower 2020 incentive compensation paid in 2021 to certain associates;

•partially offset by increased payments of income taxes and increased spending on the acquisition and development of inventory.

Cash Flows from Investing Activities

Cash used in investing activities decreased $6.7 million during the six months ended June 30, 2021 compared to the same period in 2020, primarily due to increased expenditures by Bluegreen for property and equipment in the 2021 period and certain activities related to BBX Capital, the former wholly owned subsidiary of the Company which was spun off on September 30, 2020.

Cash Flows from Financing Activities

Cash used in financing activities increased $36.9 million during the six months ended June 30, 2021 compared to the same period of 2020, primarily due to a $50.6 million decrease in net borrowings. The 2020 periods include borrowings by Bluegreen on its lines-of-credit and notes payable in connection with the initial impact of the COVID-19 pandemic. This increase in cash used in financing activities was partially offset by decreased dividend payments of $1.1 million during the 2021 period as compared to the 2020 period and repurchases by Bluegreen of its common stock for $11.7 million in a private transaction during the 2020 period.

For additional information on the availability of cash from existing credit facilities, as well as repayment obligations, see “Liquidity and Capital Resources” below.

Seasonality

The Company has historically, and expects to continue to experience, seasonal fluctuations in its revenues and results of operations. This seasonality has resulted, and may continue to result, in fluctuations in quarterly operating results. Due to consumer travel patterns, we typically experienced more tours and higher VOI sales during the second and third quarters. However, due to the impact of the COVID-19 pandemic, we may continue to experience decreased sales of VOIs in the third quarter of 2021 as compared to historical levels prior to the pandemic and such adverse impacts may continue in the near-term and possibly longer.

Liquidity and Capital Resources

The Company, excluding Bluegreen

As of June 30, 2021, the Company, excluding its subsidiaries, had cash, cash equivalents, and short-term investments of approximately $24.2 million. Its primary sources of liquidity for the future are expected to be its available cash, cash equivalents, short-term investments and distributions from Bluegreen.

The Company’s principal sources of liquidity have historically been its available cash and short-term investments, dividends received from Bluegreen, and borrowings. However, as described below, the COVID-19 pandemic has impacted and created uncertainty regarding many of these sources of liquidity.

In connection with our spin-off of BBX Capital, we issued a $75.0 million note payable to BBX Capital that accrues interest at a rate of 6% per annum and requires payments of interest on a quarterly basis. Under the terms of the note, we have the option in our discretion to defer interest payments under the note, with interest on the entire outstanding balance thereafter to accrue at a cumulative, compounded rate of 8% per annum until such time; as all accrued payments under the note are brought current, including deferred interest. All outstanding amounts under the note will become due and payable in five years or earlier upon certain events.

The Company’s wholly owned subsidiary, Woodbridge, had $65.3 million in junior subordinated debentures outstanding as of June 30, 2021. Woodbridge’s junior subordinated debentures accrue interest at a rate of 3-month LIBOR plus a spread ranging from 3.99% to 4.05%, mature between 2035 and 2036, and require interest payments on a quarterly basis.

The Company, on the parent company level, is a holding company with limited operations, and it is currently expected that it will incur approximately $2.0 million annually in executive compensation expenses and public company costs as well as annual interest expense of approximately $7.2 million associated with Woodbridge’s junior subordinated debentures and the note payable to BBX Capital. These amounts are based on current expectations and assumptions, currently available information and, with respect to interest expense on Woodbridge’s junior subordinated debentures, interest rates as of June 30, 2021. Such assumptions and expectations may not prove to be accurate, interest rates may increase and, accordingly or otherwise, actual expenses may exceed the amounts expected. BVH will rely primarily on cash on hand and cash equivalents, as well as distributions, if any, that may be paid by Bluegreen in the future, to fund its operations and satisfy its debt service requirements and other liabilities, including its note payable to BBX Capital. As discussed above, the COVID-19 pandemic has adversely impacted Bluegreen including its cash flow, and, accordingly, Bluegreen suspended its payments of dividends during the second quarter of 2020 (at which time Bluegreen was a separate public company). While BVH believes that it will have sufficient cash and cash equivalents to fund its operations for at least two years, it will be dependent on the payment of dividends from Bluegreen to fund its operations in future periods. There is no assurance that Bluegreen will pay dividends in the amounts required to fund BVH’s needs or at all.

BVH did not receive dividends from Bluegreen during the three and six months ended June 30, 2021. As a result of the short-form statutory merger on May 5, 2021, Bluegreen became a wholly owned subsidiary of BVH. We received $8.7 million of dividends from Bluegreen for the three months ended June 30, 2020. The payment of dividends by Bluegreen is not assured and will depend on, among other factors, the recovery from the COVID-19 pandemic following its cessation (the timing of which is highly uncertain), Bluegreen’s operating results, financial condition, cash position, and operating and capital needs. Except as otherwise noted, the debts and obligations of Bluegreen are not direct obligations of BVH and generally are non-recourse to BVH. Similarly, the assets of Bluegreen are not available to BVH absent a distribution. Furthermore, certain of Bluegreen’s credit facilities contain terms which could limit the payment of distributions without the lender’s consent or waiver. BVH may also seek additional liquidity in the future from outside sources, including traditional bank financing, secured or unsecured indebtedness, or the issuance of equity and/or debt securities. However, these alternatives may not be available to BVH on attractive terms, or at all. The inability to raise funds through such sources when or to the extent needed would have a material adverse effect on the Company’s business, results of operations, and financial condition.

We also historically received funds from other subsidiaries as well as Bluegreen, in connection with the parties’ tax sharing agreement to the extent that a subsidiary utilized our tax benefits in our consolidated tax return. We received $11.2 million in tax sharing payments during the six months ended June 30, 2021, with no such tax sharing payments during the six months ended June 30, 2020 due to the impact of COVID-19 on the Company’s operations. BBX Capital and its subsidiaries are no longer parties to the tax sharing agreement as a result of the spin-off of BBX Capital on September 30, 2020.

In June 2017, the Company’s board of directors approved a share repurchase program which authorizes the repurchase of up to 1,000,000 shares of the Company’s Class A Common Stock and Class B Common Stock at an aggregate cost of up to $35.0 million. There were no share repurchases during the three and six months ended June 30, 2021 or 2020. As of June 30, 2021, subject to the dollar cap on repurchases, 49,903 shares of the Company’s Class A or Class B Common Stock remained available for repurchase under the share repurchase program.

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

Bluegreen has $15.9 million of required contractual obligations due to be paid within one year, as well as one financing facility with an advance period that is scheduled to expire in 2021. While there is no assurance that Bluegreen will be successful, Bluegreen intends to seek to renew or extend its debt and extend its advance periods on certain facilities.

The ability to sell and/or borrow against notes receivable from VOI buyers has been critical to Bluegreen’s continued liquidity. A financed VOI buyer is generally only required to pay a minimum of 10% to 20% of the purchase price in cash at the time of sale; however, selling, marketing and administrative expenses attributable to the sale are primarily cash expenses that generally exceed a buyer’s minimum required down payment. Accordingly, having financing facilities available for the hypothecation, sale or transfer of Bluegreen’s VOI notes receivable has been critical to its ability to meet its short and long-term cash needs. Bluegreen has attempted to maintain a number of diverse financing facilities. Historically, Bluegreen has relied on its ability to sell receivables in the term securitization market in order to generate liquidity and create capacity in its receivable facilities. In addition, maintaining adequate VOI inventory to sell and pursue growth into new markets has historically required Bluegreen to incur debt for the acquisition, construction and development of new resorts. Development expenditures during the remainder of 2021 are expected to range between $20.0 million to $25.0 million, which primarily relate to development at one of the Bluegreen/Big Cedar Vacations resorts. Bluegreen has historically financed a majority of its sales of VOIs, and accordingly, is subject to the risk of defaults by its customers. The full impact of COVID – 19 continues to be uncertain, but Bluegreen currently expects that the COVID-19 pandemic will continue to have an impact on the collectability of its VOI notes receivable.

As described above, Bluegreen’s ability to borrow against or sell its VOI notes receivable has historically been a critical factor in Bluegreen’s liquidity. If Bluegreen is unable to renew credit facilities or obtain new credit facilities, Bluegreen’s business, results of operations, liquidity, or financial condition would be materially, adversely impacted.

In connection with Bluegreen’s capital-light business activities, Bluegreen has entered into agreements with third-party developers that allow Bluegreen to buy VOI inventory, typically on a non-committed basis, prior to when it intends to sell such VOIs. Bluegreen’s capital-light business strategy also includes secondary market sales, pursuant to which Bluegreen enters into secondary market arrangements with certain HOAs and others generally on a non-committed basis, which allows Bluegreen to acquire VOIs generally at a significant discount, as such VOIs are typically obtained by the HOAs through foreclosure in connection with maintenance fee defaults. Bluegreen currently expects to acquire JIT and secondary market inventory during the remainder of 2021 at a cost of $5.0 million to $10.0 million.

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

Credit Facilities for Receivables with Future Availability

Bluegreen maintains various credit facilities with financial institutions which allow Bluegreen to borrow against or sell its VOI notes receivable. As of June 30, 2021, Bluegreen had the following credit facilities with future availability, all of which are subject to revolving availability terms during the advance period and therefore provide for additional availability as the facility is paid down, subject in each case to compliance with covenants, eligible collateral and applicable terms and conditions during the advance period (dollars in thousands):

	Borrowing Limit as of June 30, 2021	Outstanding Balance as of June 30, 2021	Availability as of June 30, 2021	Advance Period Expiration; Borrowing Maturity as of June 30, 2020	Borrowing Rate; Rate as of June 30, 2021
Liberty Bank Facility	$40,000	$12,591	$27,409	June 2024; June 2026	Prime Rate - 0.10 to 0.50%; floor of 3.00% to 3.40%; 3.40% (1)
NBA Receivables Facility	70,000	35,814	34,186	September 2023; March 2028	30 day LIBOR+2.25%; floor of 3.00% ; 3.00% (2)
Pacific Western Facility	50,000	18,268	31,732	September 2024; September 2027	30 day LIBOR+2.50% to floor of 2.75% (3); 3.06%
KeyBank/DZ Purchase Facility	80,000	33,555	46,445	December 2022; December 2024	30 day LIBOR or CP +2.25%; 2.50% (4)
Quorum Purchase Facility	50,000	24,791	25,209	December 2022; December 2034	(5)
	$290,000	$125,019	$164,981

(1)Prior to the August amendment described below, the borrowing rate was Prime – 0.10% (with an interest rate floor of 3.40%).

(2)Borrowings after September 25, 2020 accrue interest at one-month LIBOR plus 2.25% (with an interest rate floor of 3.00%).

(3)Prior to the July amendment described below, the borrowing rate was 30 day LIBOR + 2.75% to 3.00%.

(4)Borrowings accrue interest at a rate equal to either LIBOR, a “Cost of Funds” rate or commercial paper (“CP”) rates plus 2.25%. The interest rate will increase to the applicable rate plus 3.25% upon the expiration of the advance period.

(5)Of the amounts outstanding under the Quorum Purchase Facility at June 30, 2021, $1.8 million accrues interest at a rate per annum of 4.75%, $12.6 million accrues interest at a fixed rate of 4.95%, and $10.3 million accrues interest at a fixed rate of 5.10%.

Liberty Bank Facility. Since 2008, Bluegreen has maintained a revolving VOI notes receivable hypothecation facility (the “Liberty Bank Facility”) with Liberty Bank which provides for advances on eligible receivables pledged under the Liberty Bank Facility, subject to specified terms and conditions, during the revolving credit period. In June 2021, Bluegreen amended the Liberty Bank Facility to extend the revolving credit period from June 2021 to September 2021. On August 3, 2021, the facility was amended to further extend the revolving credit period to June 2024 and extend the maturity date from June 2024 to June 2026. As described in further detail below, the amendment, among other things, also increased the advance rates and decreased the interest rate on future borrowings. The advance rate with respect to Qualified Timeshare Loans is 85% (an increase from the 80% advance rate in place prior to the August amendment) of the unpaid principal balance of the Qualified Timeshare Loans. The advance rate is 70% (an increase from the 60% advance rate in place prior to the August amendment) of the unpaid principal balance of Non-Conforming Qualified Timeshare Loans. Maximum permitted outstanding borrowings are $40.0 million, subject to the terms of the facility. The interest rate on outstanding borrowings prior to the August amendment is the Prime Rate minus 0.10% with a floor of 3.40%; provided, however, that pursuant to the August amendment, the interest rate on those borrowings will be the Prime Rate minus 0.50% with a floor of 3.00% if Bluegreen borrows an additional $15.0 million by December 31, 2021. The interest rate on future borrowings will be the Prime Rate minus 0.50% with a floor of 3.00%. Recourse to Bluegreen under the amended facility is limited to $5.0 million (a decrease from $10.0 million prior to the August amendment), with certain exceptions set forth in the facility. Subject to the terms of the facility, principal and interest due under the Liberty Bank Facility are paid as cash is collected on the pledged receivables, with the remaining balance being due by maturity.

Pacific Western Facility. Bluegreen has a revolving VOI notes receivable hypothecation facility (the “Pacific Western Facility”) with Pacific Western Bank, which provides for advances on eligible VOI notes receivable pledged under the facility, subject to specified terms and conditions, during a revolving credit period. In July 2021, Bluegreen amended and restated the facility, which increased the maximum outstanding borrowings from $40.0 million to $50.0 million, subject to eligible collateral and customary terms and conditions; extended the revolving advance period from September 2021 to September 2024; extended the maturity from September 2024 to September 2027; and amended certain other terms of the facility, including a future decrease in the interest rate on borrowings as described below. Eligible “A” VOI notes receivable that meet certain eligibility and FICO score requirements, which Bluegreen believes are typically consistent with loans originated under its current credit underwriting standards, are subject to an 85% advance rate. The Pacific Western Facility also allows for certain eligible “B” VOI notes receivable (which have less stringent FICO score requirements) to be funded at a 65% advance (53% advance rate prior to the amendment). Until September 21, 2021 borrowings under the Pacific Western Bank Facility will continue to bear interest at the prevailing rate under the facility, which is the 30-day Libor rate plus 2.75%, subject to a 3.00% floor.  Pursuant to the amendment to the Pacific Western Bank Facility, effective September 21, 2021, all borrowings outstanding under the facility will bear interest at an annual rate equal to the 30-day Libor rate plus 2.50%, subject to a 2.75% floor. Principal and interest under the Pacific Western Bank Facility are paid as cash is collected on the pledged receivables, with the remaining balance being due upon maturity. In addition, subject to certain exceptions, the amendment reduced Bluegreen’s recourse liability from $10.0 million to $7.5 million. After giving effect to the amendment of the facility, availability under the Pacific Western Bank Facility was $31.7 million. Principal and interest due under the Pacific Western Bank Facility are paid as cash is collected on the pledged receivables, with the remaining balance being due by maturity in September 2027.

See Note 10 to the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2020 for additional information with respect to Bluegreen’s receivable-backed notes payable facilities.

Other Credit Facilities

Fifth Third Syndicated Line-of-Credit and Fifth Third Syndicated Term Loan. In December 2016, Bluegreen entered into a $100.0 million syndicated credit facility with Fifth Third Bank, as administrative agent and lead arranger, and certain other bank participants as lenders. In October 2019, Bluegreen amended the facility and increased the facility to $225.0 million. The amended facility includes a $100.0 million term loan (the “Fifth Third Syndicated Term Loan”) with quarterly amortization requirements and a $125.0 million revolving line of credit (the “Fifth Third Syndicated Line-of-Credit”). Borrowings under the amended facility generally bear interest at LIBOR plus 2.00% - 2.50% (with a LIBOR floor of 0.25%), depending on our leverage ratio, are collateralized by certain of Bluegreen’s VOI inventory, sales center buildings, management fees, short-term receivables and cash flows from residual interests relating to certain term securitizations, and will mature in October 2024. As of June 30, 2021, outstanding borrowings under the facility totaled $111.3 million, including $91.3 million under the Fifth Third Syndicated Term Loan with an interest rate of 2.25%, and $20.0 million under the Fifth Third Syndicated Line of Credit with an interest rate of 2.25%.

Bluegreen also has outstanding obligations under various credit facilities and securitizations that have no remaining future availability as the advance periods have expired.

Commitments

The Company’s material commitments as of June 30, 2021 included the required payments due on receivable-backed debt, Bluegreen’s lines-of-credit and other notes payable, BVH’s note payable to BBX Capital, junior subordinated debentures, commitments to complete certain projects based on its sales contracts with customers, subsidy advances to certain HOAs, and commitments under non-cancelable operating leases.

The following table summarizes the contractual minimum principal and interest payments required on all of the Company’s outstanding debt, non-cancelable operating leases and inventory purchase commitments by period due date, as of June 30, 2021 (in thousands):

	Payments Due by Period
Contractual Obligations	Less than 1 year	1 – 3 Years	4 – 5 Years	After 5 Years	Unamortized Debt Issuance Costs	Total
Receivable-backed notes payable	$—	$12,591	$66,328	$315,317	$(4,998)	$389,238
Bluegreen's notes payable and other borrowings	6,875	16,875	87,500	—	(1,036)	110,214
BVH's note payable to BBX Capital, Inc.	—	—	75,000	—	—	75,000
Jr. subordinated debentures (1)	—	—	—	170,897	(1,036)	169,861
Noncancelable operating leases (2)	5,029	13,930	7,625	24,392	—	50,976
Bass Pro Settlement (3)	4,000	8,000	—	—	—	12,000
Total contractual obligations	15,904	51,396	236,453	510,606	(7,070)	807,289

Interest Obligations (4)
Receivable-backed notes payable	12,605	24,997	21,604	73,457	—	132,663
Bluegreen's notes payable and other borrowings	2,426	4,338	604	—	—	7,368
BVH's note payable to BBX Capital, Inc.	4,500	9,000	5,613	—	—	19,113
Jr. subordinated debentures	7,938	15,878	15,878	76,606	—	116,300
Total contractual interest	27,469	54,213	43,699	150,063	—	275,444
Total contractual obligations	$43,373	$105,609	$280,152	$660,669	$(7,070)	$1,082,733

(1)Amounts do not include purchase accounting adjustments for junior subordinated debentures of $35.4 million.

(2)Amounts represent the cash payment for leases and includes interest of $11.6 million

(3)Amounts represent the three remaining $4.0 million annual cash payments to Bass Pro to be made during 2022, 2023, and 2024 pursuant to the June 2019 settlement agreement and includes imputed interest of $2.7 million.

(4)Assumes that the scheduled minimum principal payments are made in accordance with the table above and the interest rate on variable rate debt remains the same as the rate at June 30, 2021.

The future commitments of the Company, excluding Bluegreen, relate to Woodbridge’s junior subordinated debentures and the note payable to BBX Capital, including interest thereon. The Company will rely primarily on cash on hand and cash equivalents, as well as distributions, if any, that may be paid by Bluegreen in the future, in order to satisfy the principal payments required on its contractual obligations. As discussed above, the COVID-19 pandemic has adversely impacted Bluegreen, and while the Company believes that it will have sufficient cash and cash equivalents to fund its operations for at least two years, it will be dependent on the payment of dividends by Bluegreen to fund its operations in future periods. There is no assurance that Bluegreen will pay dividends in amounts required to fund BVH’s needs or at all.

In lieu of paying maintenance fees for unsold VOI inventory, Bluegreen may enter into subsidy agreements with certain HOAs. During the six months ended June 30, 2021 and 2020, Bluegreen made payments related to such subsidies of $4.7 million and $4.6 million, respectively, which are included within cost of other fee-based services in the Company’s unaudited consolidated statements of operations and comprehensive income. As of June 30, 2021, Bluegreen had $8.4 million accrued for such subsidies, which is included in accrued liabilities and other in the unaudited consolidated balance sheet as of such date. As of December 31, 2020, Bluegreen had no accrued liabilities for such subsidies.

Bluegreen intends to use cash on hand and cash flow from operations, including cash received from the sale or pledge of VOI notes receivable, and cash received from new borrowings under existing or future credit facilities in order to satisfy the principal and interest payments required on contractual obligations.

Bluegreen believes that its existing cash, anticipated cash generated from operations, anticipated future permitted borrowings under existing or future credit facilities, and anticipated future sales of notes receivable under existing, future or replacement purchase facilities will be sufficient to meet its anticipated working capital, capital expenditure and debt service requirements, including the contractual payment of the Bluegreen obligations set forth above, for the foreseeable future subject to the success of its ongoing business strategies, the ongoing availability of credit and the impact of the COVID-19 pandemic and success of the actions Bluegreen has taken in response thereto. Bluegreen will continue its efforts to renew, extend or replace any credit and receivables purchase facilities that have expired or that will expire in the near term. Bluegreen may, in the future, also obtain additional credit facilities and may issue corporate debt. Any debt incurred or issued may be secured or unsecured, bear interest at fixed or variable rates and may be subject to such terms as the lender may require and management believes acceptable. There can be no assurance that Bluegreen’s efforts to renew or replace credit facilities or receivables purchase facilities which have expired or which are scheduled to expire in the near term will be successful or that sufficient funds will be available from operations or under existing, proposed or future revolving credit or other borrowing arrangements or receivables purchase facilities to meet Bluegreen’s cash needs, including debt service obligations. To the extent Bluegreen is unable to sell notes receivable or borrow under such facilities, its ability to satisfy its obligations would be materially adversely affected.

Bluegreen’s receivables purchase facilities, credit facilities, indentures and other outstanding debt instruments include what Bluegreen believes to be customary conditions to funding, eligibility requirements for collateral, cross-default and other acceleration provisions and certain financial and other affirmative and negative covenants, including, among others, limits on the incurrence of indebtedness, payment of dividends, investments in joint ventures and other restricted payments, the incurrence of liens and transactions with affiliates, as well as covenants concerning net worth, fixed charge coverage requirements, debt-to-equity ratios, portfolio performance requirements and cash balances, and events of default or termination. In the future, Bluegreen may be required to seek waivers of such covenants, but may not be successful in obtaining waivers, and such covenants may limit its ability to raise funds, sell receivables or satisfy or refinance its obligations, or otherwise adversely affect its financial condition and results of operations, as well as its ability to pay distributions. Bluegreen’s future operating performance and ability to meet its financial obligations will be subject to future economic conditions and to financial, business and other factors, many of which may be beyond its control.

As previously disclosed, Bluegreen entered into a settlement agreement with Bass Pro and its affiliates during June 2019.  Pursuant to the Settlement Agreement Bluegreen agreed to make five annual payments to Bass Pro of $4.0 million, which commenced in January 2020.  Additionally, in lieu of the previous commission arrangement, Bluegreen agreed to pay to Bass Pro a fixed annual fee for each Bass Pro and Cabela’s retail store that Bluegreen accessed   and  an amount for each per net vacation package sold.  As of June 30, 2021, Bluegreen had sales and marketing operations at a total of 112 Bass Pro Shops and Cabela’s Stores and in January 2021, Bluegreen paid Bass Pro $6.9 million of which $3.4 million is included in prepaid expenses in the Company’s unaudited consolidated balance sheet as of June 30, 2021.

Off-balance-sheet Arrangements

As of June 30, 2021, the Company did not have any “off-balance sheet” arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to market risks in the ordinary course of its business. These risks primarily include interest rate risk and risks relating to inflation and changing prices. In addition, instability or volatility in the financial markets which restricts the availability of credit, including in connection with the COVID-19 pandemic, may adversely impact the ability to borrow against or sell Bluegreen’s VOI receivables, which has historically been a critical factor in Bluegreen’s liquidity, as well as adversely impact its business, operating results, liquidity or financial condition. The Company’s exposure to market risk has not materially changed from what was previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2020. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and its Chief Financial Officer, conducted an evaluation of the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2021. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act has been recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and has been accumulated and communicated to its management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2021, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no material changes in the Company’s material legal proceedings from those disclosed in the “Legal Proceedings” section of its Annual Report on Form 10-K for the year ended December 31, 2020, other than those described in Note 9 to the unaudited consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q, which are incorporated into this Item by reference.

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Item 5. Other information

The description of the August 3, 2021 amendment to Bluegreen’s Liberty Bank Facility set forth in Note 7: Debt to the unaudited consolidated financial statements included in Part I, Item 1 of this report is incorporated by reference into this Item 5. Such description is a summary only, does not purport to be complete, and is qualified in its entirety by reference to the full text of the amendment, a copy of which is filed as Exhibit 10.1 to this report and is incorporated herein by reference

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit Number	Description
10.1	Liberty Bank Facility amended and restated loan agreement
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels LinkBase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

† Exhibit is furnished, not filed, with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUEGREEN VACATIONS HOLDING CORPORATION

August 4, 2021	By:/s/ Alan B. Levan
Alan B. Levan, Chairman of the Board,
Chief Executive Officer and President

August 4, 2021	By: /s/ Raymond S. Lopez
Raymond S. Lopez
Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer