Form 10-Q
period 2021-09-30
Bluegreen Vacations Holding Corp
filed 2021-11-03
CIK 315858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

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

The number of shares outstanding of each of the registrant’s classes of common stock as of November 1, 2021 is as follow:

Class A Common Stock of $.01 par value, 17,312,422 shares outstanding

Class B Common Stock of $.01 par value, 3,664,412 shares outstanding

BLUEGREEN VACATIONS HOLDING CORPORATION

FORM 10-Q TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

BLUEGREEN VACATIONS HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

	September 30,	December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$216,567	$221,118
Restricted cash ($17,341 and $20,469 in VIEs at September 30, 2021
and December 31, 2020, respectively)	44,671	35,986
Notes receivable	589,277	551,393
Less: Allowance for loan losses	(152,540)	(142,044)
Notes receivable, net ($257,947 and $292,021 in VIEs
at September 30, 2021 and December 31, 2020, respectively)	436,737	409,349
Vacation ownership interest ("VOI") inventory	341,562	347,122
Property and equipment, net	89,868	90,049
Intangible assets, net	61,369	61,431
Operating lease assets	35,016	34,415
Prepaid expenses	19,792	9,367
Other assets	38,075	41,282
Total assets	$1,283,657	$1,250,119

LIABILITIES AND EQUITY
Liabilities
Accounts payable	$15,375	$10,559
Deferred income	14,680	15,745
Accrued liabilities and other	133,175	93,971
Receivable-backed notes payable - recourse	22,500	38,500
Receivable-backed notes payable - non-recourse ($297,531 and $341,532
in VIEs at September 30, 2021 and December 31, 2020, respectively)	358,527	355,833
Note payable to BBX Capital, Inc.	75,000	75,000
Other notes payable and borrowings	108,979	138,386
Junior subordinated debentures	134,694	138,177
Operating lease liabilities	38,662	35,904
Deferred income taxes	83,512	85,314
Total liabilities	985,104	987,389
Commitments and contingencies - See Note 9
Equity
Preferred stock of $0.01 par value; authorized 10,000,000 shares	—	—
Class A Common Stock of $0.01 par value; authorized 30,000,000 shares;
issued and outstanding 17,312,422 in 2021 and 15,624,091 in 2020	173	156
Class B Common Stock of $0.01 par value; authorized 4,000,000 shares;
issued and outstanding 3,664,412 in 2021 and 3,693,596 in 2020	37	37
Additional paid-in capital	179,892	177,104
Accumulated earnings	56,188	10,586
Total Bluegreen Vacations Holding Corporation equity	236,290	187,883
Non-controlling interest	62,263	74,847
Total equity	298,553	262,730
Total liabilities and equity	$1,283,657	$1,250,119

See accompanying Notes to Consolidated Financial Statements - Unaudited

BLUEGREEN VACATIONS HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue:
Gross sales of VOIs	$128,090	$71,149	$306,640	$157,530
Provision for loan losses	(20,707)	(11,884)	(51,514)	(44,083)
Sales of VOIs	107,383	59,265	255,126	113,447
Fee-based sales commission revenue	35,585	22,119	96,921	64,619
Other fee-based services revenue	31,920	27,831	91,259	83,558
Cost reimbursements	18,699	15,684	50,859	46,654
Interest income	20,931	19,345	59,787	59,963
Other income, net	—	—	157	186
Total revenues	214,518	144,244	554,109	368,427
Costs and Expenses:
Cost of VOIs sold	7,482	3,597	19,675	8,734
Cost of other fee-based services	11,768	20,861	44,500	61,107
Cost reimbursements	18,699	15,684	50,859	46,654
Interest expense	8,660	8,212	27,271	27,668
Selling, general and administrative expenses	132,496	120,932	338,246	281,237
Other expense, net	121	339	—	—
Total costs and expenses	179,226	169,625	480,551	425,400
Income (loss) before income taxes	35,292	(25,381)	73,558	(56,973)
(Provision) benefit for income taxes	(7,975)	497	(16,858)	(441)
Income (loss) from continuing operations	27,317	(24,884)	56,700	(57,414)
Discontinued operations
Loss from discontinued operations	—	(5,516)	—	(41,593)
Benefit for income taxes	—	7,926	—	9,067
Net income (loss) from discontinued operations	—	2,410	—	(32,526)
Net income (loss)	27,317	(22,474)	56,700	(89,940)
Less: Income attributable to noncontrolling interests - continuing operations	4,190	3,358	11,098	4,314
Less: Loss attributable to noncontrolling interests - discontinued operations	—	(510)	—	(4,822)
Net income (loss) attributable to shareholders	$23,127	$(25,322)	$45,602	$(89,432)

Basic earnings (loss) per share from continuing operations	$1.07	$(1.51)	$2.21	$(3.35)
Basic earnings (loss) per share from discontinued operations	—	0.16	—	(1.50)
Basic earnings (loss) per share (1)	$1.07	$(1.35)	$2.21	$(4.85)
Diluted earnings (loss) per share from continuing operations	$1.06	$(1.51)	$2.21	$(3.35)
Diluted earnings (loss) per share from discontinued operations	—	0.16	—	(1.50)
Diluted earnings (loss) per share (1)	$1.06	$(1.35)	$2.21	$(4.85)
Cash dividends declared per Class A and B common shares	$—	$—	$—	$—

(1)Basic and Diluted EPS are calculated the same for both Class A and B common shares.

BLUEGREEN VACATIONS HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED) – (Continued)

(In thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Net income (loss)	$27,317	$(22,474)	$56,700	$(89,940)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	157	—	(198)
Unrealized gain on securities available for sale	—	15	—	19
Other comprehensive income (loss), net	—	172	—	(179)
Comprehensive income (loss), net of tax	27,317	(22,302)	56,700	(90,119)
Less: Comprehensive income (loss) attributable to noncontrolling interests	4,190	2,848	11,098	(508)
Comprehensive income (loss) attributable to shareholders	$23,127	$(25,150)	$45,602	$(89,611)

See accompanying Notes to Consolidated Financial Statements - Unaudited

BLUEGREEN VACATIONS HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

(In thousands, except share data)

	Shares of
	Common Stock		Common				Accumulated
	Outstanding		Stock		Additional		Other	Total	Non-
	Class		Class		Paid-in	Accumulated	Comprehensive	Shareholders'	Controlling	Total
	A	B	A	B	Capital	Earnings	Income	Equity	Interests	Equity (Loss)
Balance, December 31, 2020	15,624	3,694	$156	$37	177,104	10,586	—	187,883	74,847	262,730
Net income	—	—	—	—	—	2,974	—	2,974	2,530	5,504
Balance, March 31, 2021	15,624	3,694	$156	$37	177,104	13,560	—	190,857	77,377	268,234
Bluegreen Vacations Corporation short-form merger	2,666	—	27	—	23,042	—	—	23,069	(23,682)	(613)
Conversion of common stock from Class B to Class A	3	(3)	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	152	—	—	152	—	152
Net income	—	—	—	—	—	19,501	—	19,501	4,378	23,879
Balance, June 30, 2021	18,293	3,691	$183	$37	200,298	33,061	—	233,579	58,073	291,652
Conversion of common stock from Class B to Class A	7	(7)	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	456	—	—	456	—	456
Stock repurchase and retirement	(988)	(19)	(10)	—	(20,862)	—	—	(20,872)	—	(20,872)
Net income	—	—	—	—	—	23,127	—	23,127	4,190	27,317
Balance, September 30, 2021	17,312	3,665	$173	$37	179,892	56,188	—	236,290	62,263	298,553

BLUEGREEN VACATIONS HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED) – (Continued)

(In thousands, except share data)

	Shares of
	Common Stock		Common				Accumulated
	Outstanding		Stock		Additional		Other	Total	Non-
	Class		Class		Paid-in	Accumulated	Comprehensive	Shareholders'	Controlling	Total
	A	B	A	B	Capital	Earnings	Income	Equity	Interests	Equity (Loss)
Balance, December 31, 2019	15,106	3,192	$151	$32	153,507	394,551	1,554	549,795	90,275	640,070
Net loss excluding $2,743 of loss attributable to redeemable noncontrolling interest	—	—	—	—	—	(28,310)	—	(28,310)	238	(28,072)
Other comprehensive loss	—	—	—	—	—	—	(587)	(587)	—	(587)
Bluegreen purchase and retirement of common stock	—	—	—	—	(1,167)	—	—	(1,167)	(10,574)	(11,741)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(923)	(923)
Accretion of redeemable noncontrolling interest	—	—	—	—	—	(551)	—	(551)	—	(551)
Conversion of common stock from Class B to Class A	27	(27)	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	2,731	—	—	2,731	—	2,731
Balance, March 31, 2020	15,133	3,165	$151	$32	155,071	365,690	967	521,911	79,016	600,927
Net loss excluding $846 of loss attributable to redeemable noncontrolling interest	—	—	—	—	—	(35,800)	—	(35,800)	(5)	(35,805)
Other comprehensive income	—	—	—	—	—	—	236	236	—	236
Accretion of redeemable noncontrolling interest	—	—	—	—	—	(696)	—	(696)	—	(696)
Share-based compensation	—	—	—	—	2,944	—	—	2,944	—	2,944
Balance, June 30, 2020	15,133	3,165	$151	$32	158,015	329,194	1,203	488,595	79,011	567,606
Net loss excluding $484 of loss attributable to redeemable noncontrolling interest	—	—	—	—	—	(25,322)	—	(25,322)	3,332	(21,990)
Other comprehensive income	—	—	—	—	—	—	172	172	—	172
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(6,271)	(6,271)
Reversal of accretion of redeemable noncontrolling interest	—	—	—	—	—	3,150	—	3,150	—	3,150
Spin-off of BBX Capital, Inc.	—	—	—	—	(643)	(307,022)	(1,375)	(309,040)	(197)	(309,237)
Accelerated vesting of restricted stock awards	491	529	5	5	18,740	—	—	18,750	—	18,750
Share-based compensation	—	—	—	—	992	—	—	992	—	992
Balance, September 30, 2020	15,624	3,694	$156	$37	177,104	—	—	177,297	75,875	253,172

See accompanying Notes to Consolidated Financial Statements - Unaudited

BLUEGREEN VACATIONS HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	For the Nine Months Ended
	September 30,
	2021	2020
Operating activities:
Net income (loss)	$56,700	$(89,940)
Adjustment to reconcile net income (loss) to net cash
provided by operating activities:
Recoveries from loan losses, net, from discontinued operations	—	(5,844)
Provision for loan losses	51,514	44,083
Depreciation, amortization and accretion, net	15,091	19,829
Loss on disposal of property and equipment	43	—
Share-based compensation expense	608	25,417
Net losses on sales of real estate and property and equipment	—	507
Equity earnings of unconsolidated real estate joint ventures	—	(49)
Return on investment in unconsolidated real estate joint ventures	—	3,933
Loss on the deconsolidation of IT'SUGAR, LLC	—	3,326
Decrease in deferred income tax liability	(1,802)	(12,016)
Impairment losses	—	31,588
Changes in operating assets and liabilities:
Notes receivable	(78,902)	(5,628)
VOI inventory	5,560	(3,408)
Trade inventory	—	279
Real estate inventory	—	925
Prepaids expense and other assets	(7,852)	7,111
Accounts payable, accrued liabilities and other, and deferred income	45,112	(16,952)
Net cash provided by operating activities	$86,072	$3,161

Investing activities:
Return of investment in unconsolidated real estate joint ventures	—	4,631
Investments in unconsolidated real estate joint ventures	—	(14,009)
Proceeds from repayment of loans receivable	—	6,127
Proceeds from sales of real estate	—	2,151
Proceeds from sales of property and equipment	—	167
Additions to real estate	—	(70)
Purchases of property and equipment	(11,478)	(9,970)
Decrease in cash from other investing activities	—	(1,210)
Net cash used in investing activities	$(11,478)	$(12,183)

Financing activities:
Repayments of notes payable, line of credit facilities and other borrowings	$(135,964)	$(177,710)
Proceeds from notes payable and other borrowings	91,622	144,699
Redemption of junior subordinated debentures	(4,186)	—
Payments for debt issuance costs	(447)	(1,134)
Cash transferred in spin-off of BBX Capital, Inc.	—	(96,842)
Merger consideration	(613)	—
Purchase and retirement of common stock	(20,872)	(11,741)
Dividends paid on common stock	—	(1,144)
Distributions to noncontrolling interests	—	(7,194)
Net cash used in financing activities	$(70,460)	$(151,066)
Net increase (decrease) in cash and cash equivalents and restricted cash	4,134	(160,088)
Cash, cash equivalents and restricted cash at beginning of period	257,104	406,870
Cash, cash equivalents and restricted cash at end of period	$261,238	$246,782

BLUEGREEN VACATIONS HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	For the Nine Months Ended
	September 30,
	2021	2020
Supplemental cash flow information:
Interest paid on borrowings, net of amounts capitalized	$23,481	$22,912
Income taxes paid	14,175	778
Supplementary disclosure of non-cash investing and financing activities:
Increase in other assets upon issuance of Community Development District Bonds	—	827
Assumption of Community Development District Bonds by homebuilders	—	3,837
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	216,567	211,110
Restricted cash	44,671	35,672
Total cash, cash equivalents and restricted cash	$261,238	$246,782

See accompanying Notes to Consolidated Financial Statements - Unaudited

BLUEGREEN VACATIONS HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1. Organization and Basis of Financial Statement Presentation

Bluegreen Vacations Holding Corporation, together with its subsidiaries, including Bluegreen Vacations Corporation “Bluegreen”), are referred herein as “the Company,” “we,” “us,” or “our” (unless stated to the contrary or the context otherwise requires). The Company has prepared the accompanying unaudited consolidated financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, it does not include all of the information and footnotes required by GAAP for complete financial statements.

In the Company’s opinion, the financial information furnished herein reflects all adjustments consisting of normal recurring items necessary for a fair presentation of its financial position, results of operations, and cash flows for the interim periods reported in this Quarterly Report on Form 10-Q. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and, accordingly, actual results could differ from those estimates. Due to the unprecedented impact and uncertainties related to the Coronavirus Disease 2019 (“COVID-19”) pandemic, including its potential future impact and other factors, the results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or any other future interim or annual periods. The accompanying interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2020, included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2021 (the “2020 Annual Report on Form 10-K”).

Our Business

On September 30, 2020, the Company completed its spin-off of BBX Capital, Inc. (“BBX Capital”). The former wholly owned subsidiary of the Company became a separate public company as a result of the spin-off and holds all of the historical businesses and investments of the Company other than the Company’s investment in Bluegreen. As a result of the spin-off, the Company is a “pure play” holding company whose sole asset is its wholly owned subsidiary, Bluegreen.

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

Impact of the COVID-19 pandemic

The COVID-19 pandemic caused an unprecedented disruption in the U.S. and global economies and the industries in which the Company operates due to, among other things, government ordered “shelter in place” and “stay at home” orders and advisories, travel restrictions, and restrictions on business operations, including government guidance with respect to travel, public accommodations, social gatherings, and related matters. These disruptions and the reaction of the general public to the pandemic had a significant adverse impact on the Company's financial condition and operations throughout 2020. While adverse conditions have continued during 2021, including the risk of the Delta variant, the Company’s business and results generally improved during the nine months ended September 30, 2021.

Status of Current Operations

As of September 30, 2021, we were operating marketing kiosks at 123 Bass Pro Shops and Cabela’s stores, including 24 new Cabela’s locations and one new Bass Pro location opened during the nine months ended September 30, 2021; the Choice Hotels call transfer program was close to pre-pandemic volume; and all of our VOI sales centers and resorts were open, except for one resort and sales center in Surfside, Florida which was closed due to conditions unrelated to the pandemic.  Further, resort occupancy rates were approximately 84% at resorts with sales centers in the third quarter of 2021 and we sold 52,000 vacation packages in the third quarter of 2021 compared to 37,000 in the third quarter of 2020. We believe that the increase in sales of VOIs in the third quarter of 2021, reflected the improvement in general economic conditions despite continued COVID-19 cases, federal mandates, and increased inflation during the period. While we hope that conditions in the travel and leisure industry continue to improve, the continued future impact of the pandemic and its impact on the Company is uncertain. Various state and local government officials may in the future issue new or revised orders that are different than the ones under which we are currently operating. It is impossible to predict the duration and severity of the pandemic and the likely impact of the pandemic on the Company’s future revenues, net income and other operating results.

Use of Estimates

The Company’s financial statements are prepared in conformity with GAAP, which requires it to make estimates based on assumptions about current and, for some estimates, future economic and market conditions which affect reported amounts and related disclosures in its financial statements. Although the Company’s current estimates contemplate current and expected future conditions, actual conditions could differ from its expectations, which could materially affect its results of operations and financial position. In particular, a number of estimates have been and will continue to be affected by the ongoing COVID-19 pandemic. The severity, magnitude and duration, as well as the economic consequences of the COVID-19 pandemic, are uncertain, rapidly changing and difficult to predict. As a result, accounting estimates and assumptions may change over time in response to COVID-19. Such changes could result in, among other adjustments, future impairments of intangibles and long-lived assets, incremental credit losses on VOI notes receivable, an increase in valuation allowances on deferred tax assets, or an increase in other obligations as of the time of a relevant measurement event.

2. Recently Issued Accounting Pronouncements

Future Adoption of Recently Issued Accounting Pronouncements

The FASB has issued the following accounting pronouncement and guidance relevant to the Company’s operations which had not yet been adopted as of September 30, 2021:

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effect of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”), which provides relief for companies preparing for the discontinuation of LIBOR in response to the Financial Conduct Authority (the regulatory authority over LIBOR) plan for a phase out of regulatory oversight of LIBOR interest rate indices after 2021 to allow for an orderly transition to an alternate reference rate. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to LIBOR for promissory notes or other contracts that are currently indexed to LIBOR. The ARRC has proposed a market transition plan to SOFR from LIBOR and organizations are currently working on transition plans as it relates to derivatives and cash markets exposed to LIBOR. Although the Company’s VOI notes receivable from its borrowers are not indexed to LIBOR, as of September 30, 2021, the Company had $170.9 million of LIBOR indexed junior subordinated debentures, $75.5 million of LIBOR indexed receivable-backed notes payable and lines of credit, and $108.1 million of LIBOR indexed lines of credit and notes payable (which are not receivable-backed) that mature after 2021. Companies can apply ASU 2020-04 immediately. However, the guidance will only be available for a limited time, generally through December 31, 2022. The Company has not yet adopted this standard and is evaluating the potential impact that the eventual replacement of the LIBOR benchmark interest rate could have on its results of operations, liquidity and consolidated financial statements.

3. Revenue From Contracts with Customers

The table below sets forth the Company’s disaggregated revenue by category from contracts with customers (in thousands).

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Sales of VOIs (1)	$107,383	$59,265	$255,126	$113,447
Fee-based sales commission revenue (1)	35,585	22,119	96,921	64,619
Resort and club management revenue (2)	25,879	24,454	76,250	73,707
Cost reimbursements (2)	18,699	15,684	50,859	46,654
Administrative fees and other (1)	3,730	1,281	8,867	5,353
Other revenue (2)	2,311	2,096	6,142	4,498
Revenue from customers	193,587	124,899	494,165	308,278
Interest income (3)	20,931	19,345	59,787	59,963
Other income, net	—	—	157	186
Total revenue	$214,518	$144,244	$554,109	$368,427

(1) Included in the Company’s sales of VOIs and financing segment described in Note 15.

(2) Included in the Company’s resort operations and club management segment described in Note 15.

(3) Interest income of $20.9 million and $19.0 million for the three months ended September 30, 2021 and 2020, respectively, and $59.5 million and $58.3 million for the nine months ended September 30, 2021 and 2020, respectively, are included in the Company’s sales of VOIs and financing segment described in Note 15.

Please refer to Note 15: Segment Reporting below for more details related to the Company’s segments.

4. Notes Receivable

The table below provides information relating to the Company’s notes receivable and its allowance for loan losses (dollars in thousands):

	As of
	September 30,	December 31,
	2021	2020
Notes receivable secured by VOIs:
VOI notes receivable - non-securitized	$245,127	$156,078
VOI notes receivable - securitized	344,150	395,315
Gross VOI notes receivable	589,277	551,393
Allowance for loan losses - non-securitized	(66,337)	(38,750)
Allowance for loan losses - securitized	(86,203)	(103,294)
Allowance for loan losses	(152,540)	(142,044)
VOI notes receivable, net	$436,737	$409,349
Allowance as a % of Gross VOI notes receivable	26%	26%

The weighted-average interest rate charged on the Company’s notes receivable secured by VOIs was 15.2% and 15.0% at September 30, 2021 and December 31, 2020, respectively. All of the Company’s VOI loans bear interest at fixed rates. The Company’s VOI notes receivable are primarily secured by property located in Florida, Missouri, South Carolina, Tennessee, Nevada,and Virginia.

Allowance for Loan Losses

The activity in the Company’s allowance for loan losses was as follows (in thousands):

	For the Nine Months Ended
	September 30,
	2021	2020
Balance, beginning of period	$142,044	$140,630
Provision for loan losses	51,514	44,083
Less: Write-offs of uncollectible receivables	(41,018)	(34,908)
Balance, end of period	$152,540	$149,805

The Company monitors the credit quality of its receivables on an ongoing basis. The Company holds large amounts of homogeneous VOI notes receivable and assesses uncollectibility based on pools of receivables as we do not believe that there are significant concentrations of credit risk with any individual counterparty or groups of counterparties. In estimating loan losses, we do not use a single primary indicator of credit quality but instead evaluate our VOI notes receivable based upon a static pool analysis that incorporates the aging of the respective receivables, default trends and prepayment rates by origination year, as well as the FICO scores of the borrowers. The Company records the difference between its VOI notes receivable and the variable consideration included in the transaction price for the sale of the related VOI as an allowance for loan losses and records the VOI notes receivables net of the allowance.

During 2020, and to a lesser extent in the first nine months of 2021, the COVID-19 pandemic had a material adverse impact on unemployment in the United States and economic conditions in general and the impact may continue for some time. During the nine months ended September 30, 2020, the Company recorded an additional allowance of $12.0 million which included our estimate at that time of customer defaults as a result of changing economic factors related to the COVID-19 pandemic. We believe that the COVID-19 pandemic may continue to have an impact on the collectability of our VOI notes receivable. We continue to evaluate the impact of the COVID-19 pandemic on our default and delinquency rates as the current situation is highly uncertain. Our estimate may not prove to be correct and our allowance for loan losses may not prove to be adequate.

Additional information about our VOI notes receivable by year of origination as of September 30, 2021 is as follows (in thousands):

	Year of Origination
	2021	2020	2019	2018	2017	2016 and Prior	Total

701+	$95,031	$53,334	$64,988	$42,987	$28,790	$45,723	$330,853
601-700	60,609	36,661	36,537	27,483	19,433	42,148	222,871
<601 (1)	8,294	3,369	3,897	2,584	1,706	4,575	24,425
Other (2)	65	1,100	1,309	2,542	1,974	4,138	11,128
Total by FICO score	$163,999	$94,464	$106,731	$75,596	$51,903	$96,584	$589,277

(1)Includes VOI notes receivable attributable to borrowers without a FICO score (who are primarily foreign borrowers).

(2)Includes $7.3 million related to VOI notes receivable that, as of September 30, 2021, had defaulted, but the related VOI note receivable balance had not yet been charged off in accordance with the provisions of certain receivable-backed notes payable transactions. These VOI notes receivable have been reflected in the allowance for loan losses.

Additional information about our VOI notes receivable by year of origination as of December 31, 2020 was as follows (in thousands):

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

The percentage of gross notes receivable outstanding by FICO score of the borrower at the time of origination were as follows:

	September 30,	December 31,
	2021	2020
FICO Score
701+	57%	59%
601-700	39	37
<601	3	3
No Score (1)	1	1
Total	100%	100%

(1)Includes VOI notes receivable attributable to borrowers without a FICO score (who are primarily foreign borrowers).

The Company’s notes receivable are carried at amortized cost less an allowance for loan losses. Interest income is suspended, and previously accrued but unpaid interest income is reversed, on all delinquent notes receivable when principal or interest payments are more than 90 days contractually past due and not resumed until such loans are less than 90 days past due. As of September 30, 2021 and December 31, 2020, $16.1 million and $24.0 million, respectively, of our VOI notes receivable were more than 90 days past due, and accordingly, consistent with our policy, were not accruing interest income. After approximately 127 days past due, VOI notes receivable are generally written off against the allowance for loan loss. Accrued interest was $4.1 million and $3.9 million as of September 30, 2021 and December 31, 2020, respectively, and is included within other assets in the Company’s unaudited consolidated balance sheets herein.

The following table shows the delinquency status of our VOI notes receivable as of September 30, 2021 and December 31, 2020 (in thousands):

	As of
	September 30,	December 31,
	2021	2020
Current	$564,645	$517,111
31-60 days	4,913	5,778
61-90 days	3,655	4,541
Over 91 days (1)	16,064	23,963
Total	$589,277	$551,393

(1)Includes $7.3 million and $11.4 million related to VOI notes receivable that, as of September 30, 2021 and December 31, 2020, respectively, had defaulted, but the related VOI note receivable balance had not yet been charged off in accordance with the provisions of certain receivable-backed notes payable transactions. These VOI notes receivable have been reflected in the allowance for loan losses.

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

In these securitizations, the Company generally retains a portion of the securities and continues to service the securitized notes receivable. Under these arrangements, the cash payments received from obligors on the receivables sold are generally applied monthly to pay fees to service providers, make interest and principal payments to investors, and fund required reserves, if any, with the remaining balance of such cash retained by the Company; however, to the extent the portfolio of receivables fails to satisfy specified performance criteria (as may occur due to, among other things, an increase in default rates or credit loss severity) or other trigger events occur, the funds received from obligors are required to be distributed on an accelerated basis to investors. Depending on the circumstances and the transaction, the application of the accelerated payment formula may be permanent or temporary until the trigger event is cured. As of September 30, 2021, we were in compliance with the terms under our securitization transactions, and no trigger events had occurred.

In accordance with applicable accounting guidance for the consolidation of VIEs, we analyze our variable interests, which may consist of loans, servicing rights, guarantees, and equity investments, to determine if an entity in which we have a variable interest is a VIE. The analysis includes a review of both quantitative and qualitative factors. The Company bases its quantitative analysis on the forecasted cash flows of the entity and it bases its qualitative analysis on the structure of the entity, including its decision-making ability and authority with respect to the entity, and relevant financial agreements. The Company also uses its qualitative analysis to determine if it must consolidate a VIE as the primary beneficiary. In accordance with applicable accounting guidance, the Company has determined these securitization entities to be VIEs of which it is the primary beneficiary and, therefore, the entities are consolidated into the Company’s financial statements.

Under the terms of certain VOI note sales, we have the right to repurchase or substitute a limited amount of defaulted notes for new notes at the outstanding principal balance plus accrued interest. Voluntary repurchases and substitutions of defaulted notes for the nine months ended September 30, 2021 and 2020 were $11.8 million and $11.1 million, respectively. The Company’s maximum exposure to loss relating to non-recourse securitization entities is the difference between the outstanding VOI notes receivable and the notes payable, plus cash reserves and any additional residual interest in future cash flows from collateral.

The assets and liabilities of the Company’s consolidated VIEs are as follows (in thousands):

	September 30,	December 31,
	2021	2020

Restricted cash	$17,341	$20,469
Securitized notes receivable, net	257,947	292,021
Receivable backed notes payable - non-recourse	297,531	341,532

The restricted cash and the securitized notes receivable balances disclosed in the table above are restricted to satisfy obligations of the VIEs.

6. Inventory

Our VOI inventory consists of the following (in thousands):

	As of
	September 30,	December 31,
	2021	2020

Completed VOI units	$257,211	$268,686
Construction-in-progress	15,282	—
Real estate held for future development	69,069	78,436
Total	$341,562	$347,122

Construction-in-progress consists primarily of additional VOI units being developed at The Cliffs at Long Creek and The Bluegreen Wilderness Club at Big Cedar in Ridgedale, Missouri.

7. Debt

Lines-of-Credit and Notes Payable

Financial data related to our lines of credit and notes payable (other than receivable-backed notes payable, which are discussed below) as of September 30, 2021 and December 31, 2020, were as follows (dollars in thousands):

	As of
	September 30, 2021			December 31, 2020
	Balance	Interest Rate	Carrying Amount of Pledged Assets	Balance	Interest Rate	Carrying Amount of Pledged Assets

NBA Éilan Loan	$—	—	$—	$15,903	4.75%	$28,491
Fifth Third Syndicated LOC	20,000	2.25%	38,497	30,000	2.25%	50,822
Fifth Third Syndicated Term	90,000	2.25%	173,237	93,750	2.25%	158,817
Unamortized debt issuance costs	(1,021)	—	—	(1,267)	—	—
Total	$108,979		$211,734	$138,386		$238,130

NBA Éilan Loan. The then-outstanding balance of $15.6 million on the NBA Éilan Loan was repaid in full in March 2021.

Except as described above, there were no new debt issuances or significant changes related to the above listed lines-of-credit or notes payable during the nine months ended September 30, 2021. See Note 10 to the Company’s Consolidated Financial Statements included in its 2020 Annual Report on Form 10-K for additional information regarding these lines-of-credit and notes payable.

Receivable-Backed Notes Payable

Financial data related to our receivable-backed notes payable facilities as of September 30, 2021 and December 31, 2020 was as follows (dollars in thousands):

	As of
	September 30, 2021			December 31, 2020
	Debt Balance	Interest Rate	Principal Balance of Pledged/ Secured Receivables	Debt Balance	Interest Rate	Principal Balance of Pledged/ Secured Receivables

Receivable-backed notes payable - recourse:
Liberty Bank Facility (1)	$5,000	3.19%	$6,904	$10,000	3.40%	$13,970
NBA Receivables Facility (2)	10,000	3.00%	14,780	19,877	3.32%	26,220
Pacific Western Facility (3)	7,500	3.00%	10,349	8,623	3.15%	13,131
Total	22,500		32,033	38,500		53,321

Receivable-backed notes payable - non-recourse:
Liberty Bank Facility (1)	$18,490	3.19%	$25,532	$2,316	3.40%	$3,235
NBA Receivables Facility (2)	21,377	3.00%	31,594	11,985	3.32%	15,809
Pacific Western Facility (3)	21,129	3.00%	29,155	—	—	—
KeyBank/DZ Purchase Facility	30,956	2.50%	38,192	—	—	—
Quorum Purchase Facility	22,576	4.75-5.10%	26,327	29,788	4.75-5.10%	34,651
2013 Term Securitization	7,298	3.20%	8,245	11,922	3.20%	13,483
2015 Term Securitization	16,069	3.02%	16,894	22,560	3.02%	24,475
2016 Term Securitization	27,323	3.35%	29,850	35,700	3.35%	40,221
2017 Term Securitization	40,760	3.12%	46,037	51,470	3.12%	58,907
2018 Term Securitization	57,938	4.02%	65,742	72,486	4.02%	84,454
2020 Term Securitization	99,220	2.60%	112,796	123,600	2.60%	139,052
Unamortized debt issuance costs	(4,609)	---	—	(5,994)	---	—
Total	358,527		430,364	355,833		414,287
Total receivable-backed debt	$381,027		$462,397	$394,333		$467,608

(1)Recourse on the Liberty Bank Facility is limited to $5.0 million, subject to certain exceptions, as discussed below.

(2)Recourse on the NBA Receivables Facility is limited to $10.0 million.

(3)Recourse on the Pacific Western Facility is limited to $7.5 million, subject to certain exceptions, as discussed below.

Liberty Bank Facility. Since 2008, Bluegreen has maintained a revolving VOI notes receivable hypothecation facility (the “Liberty Bank Facility”) with Liberty Bank which provides for advances on eligible receivables pledged under the Liberty Bank Facility, subject to specified terms and conditions, during the revolving credit period. In August 2021, Bluegreen amended the Liberty Bank Facility to extend the revolving credit period from September 2021 to

June 2024 and extend the maturity date from June 2024 to June 2026. As described in further detail below, the amendment, among other things, also increased the advance rates, decreased the interest rate on future borrowings and provides for a potential decrease in the interest rate on outstanding borrowings, and decreased the recourse amount. The advance rate with respect to Qualified Timeshare Loans is 85% (an increase from the 80% advance rate in place prior to the August amendment) of the unpaid principal balance of the Qualified Timeshare Loans. The advance rate is 70% (an increase from the 60% advance rate in place prior to the August amendment) of the unpaid principal balance of Non-Conforming Qualified Timeshare Loans. Maximum permitted outstanding borrowings are $40.0 million, subject to the terms of the facility. The interest rate on outstanding borrowings prior to the August amendment is the Prime Rate minus 0.10% with a floor of 3.40%; provided, however, that pursuant to the August amendment, the interest rate on borrowings prior to the August amendment will be the Prime Rate minus 0.50% with a floor of 3.00% if Bluegreen borrows an additional $15.0 million by December 31, 2021. The interest rate on borrowings incurred following the August amendment is the Prime Rate minus 0.50% with a floor of 3.00%. Recourse to Bluegreen under the amended facility is limited to $5.0 million (a decrease from $10.0 million prior to the August amendment), with certain exceptions set forth in the facility. Subject to the terms of the facility, principal and interest due under the Liberty Bank Facility are paid as cash is collected on the pledged receivables, with the remaining balance being due by maturity.

Pacific Western Facility. Bluegreen has a revolving VOI notes receivable hypothecation facility (the “Pacific Western Facility”) with Pacific Western Bank, which provides for advances on eligible VOI notes receivable pledged under the facility, subject to specified terms and conditions, during a revolving credit period. In July 2021, Bluegreen amended and restated the facility, which increased the maximum outstanding borrowings from $40.0 million to $50.0 million, subject to eligible collateral and customary terms and conditions; extended the revolving advance period from September 2021 to September 2024; extended the maturity from September 2024 to September 2027; and amended certain other terms of the facility, including a future decrease in the interest rate on borrowings as described below. Eligible “A” VOI notes receivable that meet certain eligibility and FICO score requirements, which Bluegreen believes are typically consistent with loans originated under its current credit underwriting standards, are subject to an 85% advance rate. The Pacific Western Facility also allows for certain eligible “B” VOI notes receivable (which have less stringent FICO score requirements) to be funded at a 65% advance (53% advance rate prior to the amendment). Until September 21, 2021 borrowings under the Pacific Western Bank Facility continued to bear interest at the then-prevailing rate under the facility, which was the 30-day Libor rate plus 2.75%, subject to a 3.00% floor.  Pursuant to the amendment to the Pacific Western Bank Facility, effective September 21, 2021, all borrowings outstanding under the facility bear interest at an annual rate equal to the 30-day Libor rate plus 2.50%, subject to a 2.75% floor. In addition, subject to certain exceptions, the amendment reduced Bluegreen’s recourse liability from $10.0 million to $7.5 million. Principal and interest due under the Pacific Western Bank Facility are paid as cash is collected on the pledged receivables, with the remaining balance being due by maturity in September 2027.

Other than as described above, there were no new debt issuances or changes related to the above listed facilities during the nine months ended September 30, 2021. See Note 10 to the Company’s Consolidated Financial Statements included in its 2020 Annual Report on Form 10-K for additional information regarding the receivable-backed notes payable facilities.

Junior Subordinated Debentures

Financial data relating to the Company’s junior subordinated debentures as of September 30, 2021 and December 31, 2020 was as follows (dollars in thousands):

	September 30, 2021		December 31, 2020
		Effective		Effective
	Carrying	Interest	Carrying	Interest	Maturity
	Amounts	Rates (1)	Amounts	Rates (1)	Years (2)
Woodbridge - Levitt Capital Trusts I - IV	$66,302	3.93 - 4.00%	$66,302	4.01 - 4.04%	2035 - 2036
Bluegreen Statutory Trusts I - VI	104,596	4.98 - 5.05%	110,827	5.01 - 5.12%	2035 - 2037
Unamortized debt issuance costs	(1,004)		(1,057)
Unamortized purchase discount	(35,200)		(37,895)
Total junior subordinated debentures	$134,694		$138,177

(1)The junior subordinated debentures bear interest at three-month LIBOR (subject to quarterly adjustment) plus a spread ranging from 3.80% to 4.90%.

(2)As of September 30, 2021 and December 31, 2020, all of the junior subordinated debentures were eligible for redemption by the Company.

During February 2021, Bluegreen purchased BST II trust preferred securities having a par value of $6.1 million for approximately $4.0 million and delivered such securities to the trust in exchange for the cancellation of $6.1 million of Bluegreen’s junior subordinated debentures held by BST II.

Availability

As of September 30, 2021, the Company was in compliance with all financial debt covenants under its debt instruments. As of September 30, 2021, we had availability of approximately $257.7 million under our receivable-backed purchase and credit facilities, inventory lines of credit and corporate credit line, subject to eligible collateral and the terms of the facilities, as applicable.

Note Payable to BBX Capital

In connection with its spin-off of BBX Capital in September 2020, the Company issued a $75.0 million note payable to BBX Capital that accrues interest at a rate of 6% per annum and requires payments of interest on a quarterly basis. Under the terms of the note, we have the option in our discretion to defer interest payments under the note, with interest on the outstanding balance thereafter to accrue at a compounded rate of 8% per annum until such time as the Company is current on all accrued payments under the note, including deferred interest. All outstanding amounts will become due and payable in September 2025 or earlier upon certain events. As of September 30, 2021 and December 31, 2020, $1.1 million was included in other liabilities in the Company’s unaudited consolidated balance sheets as accrued interest payable in connection with this note payable.

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

The carrying amounts of financial instruments included in the consolidated financial statements and their estimated fair values as of September 30, 2021 and December 31, 2020 were as follows (in thousands):

	As of September 30, 2021		As of December 31, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash and cash equivalents	$216,567	$216,567	$221,118	$221,118
Restricted cash	44,671	44,671	35,986	35,986
Notes receivable, net	436,737	594,421	409,349	549,819
Note payable to BBX Capital, Inc.	75,000	76,800	75,000	78,218
Lines-of-credit, notes payable, and
receivable-backed notes payable	490,006	495,500	532,719	547,400
Junior subordinated debentures	134,694	135,000	138,177	133,500

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

Lines-of-credit, notes payable, and receivable-backed notes payable. The amounts reported in the Company’s unaudited consolidated balance sheets for lines of credit, notes payable, and receivable-backed notes payable approximate fair value for indebtedness that provides for variable interest rates. The fair value of the Company’s fixed-rate, receivable-backed notes payable was determined using Level 3 inputs by discounting the net cash outflows estimated to be used to repay the debt. These obligations are to be satisfied using the proceeds from the consumer loans that secure the obligations.

Junior subordinated debentures. The fair value of the Company’s junior subordinated debentures is estimated using Level 3 inputs based on the contractual cash flows discounted at a market rate or based on market price quotes from the over-the-counter bond market.

9. Commitments and Contingencies

Litigation Matters

In the ordinary course of business, the Company and its subsidiaries are parties to lawsuits as plaintiff or defendant involving its operations and activities including the purchase, sale, marketing, or financing of VOIs. Additionally, from time to time in the ordinary course of business, the Company is involved in disputes with existing and former employees, vendors, taxing jurisdictions, and other individuals and entities, and it also receives individual consumer complaints as well as complaints received through regulatory and consumer agencies, including Offices of State Attorneys General. The Company takes these matters seriously and attempts to resolve any such issues as they arise. The Company may also become subject to litigation related to the COVID-19 pandemic, including with respect to any actions the Company takes as a result thereof.

Reserves are accrued for matters in which management believes it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. Management does not believe that the aggregate liability relating to known contingencies at this time in excess of the aggregate amounts accrued with respect thereto will have a material impact on the Company’s results of operations or financial condition. However, litigation is inherently uncertain and the actual costs of resolving legal claims, including awards of damages, may be substantially higher than the amounts accrued for these claims and may have a material adverse impact on the Company’s results of operations or financial condition.

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

Litigation

The following is a description of material legal proceedings pending against the Company or its subsidiaries:

On September 22, 2017, Stephen Potje, Tamela Potje, Sharon Davis, Beafus Davis, Matthew Baldwin, Tammy Baldwin, Arnor Lee, Angela Lee, Gretchen Brown, Paul Brown, Jeremy Estrada, Emily Estrada, Michael Oliver, Carrie Oliver, Russell Walters, Elaine Walters, and Mike Ericson, individually and on behalf of all other similarly situated, filed a purported class action lawsuit against Bluegreen Vacations Unlimited (“BVU”), Bluegreen’s wholly owned subsidiary, which asserts claims for alleged violations of the Florida Deceptive and Unfair Trade Practices Act and the Florida False Advertising Law. In the complaint, the plaintiffs alleged the making of false representations in connection with Bluegreen’s sales of VOIs. The purported class action lawsuit was dismissed without prejudice after mediation. However, during April 2018, plaintiffs re-filed their individual claims in Palm Beach County Circuit Court. Subsequently on October 15, 2019, the Court entered an order granting summary judgment in favor of Bluegreen and dismissed all claims. Plaintiffs appealed the summary judgment order. An agreement was subsequently reached to settle all claims, which will include payment to Bluegreen on behalf of all but one Plaintiff. A Joint Notice of Settlement was filed with the appellate court advising of the settlement and that the Plaintiffs have filed a voluntary Dismissal Notice of Appeal.

On June 28, 2018, Melissa S. Landon, Edward P. Landon, Shane Auxier and Mu Hpare, individually and on behalf of all others similarly situated, filed a purported class action lawsuit against Bluegreen and Bluegreen Vacations Unlimited (“BVU”), Bluegreen’s wholly owned subsidiary, asserting claims for alleged violations of the Wisconsin Timeshare Act, Wisconsin law prohibiting illegal referral selling, and Wisconsin law prohibiting illegal attorney’s fee provisions. Plaintiffs’ allegations include that Bluegreen failed to disclose the identity of the seller of real property at the beginning of Bluegreen’s initial contact with the purchaser; that the defendants misrepresented who the seller of the real property was; that the defendants misrepresented the buyer’s right to cancel; that the defendants included an illegal attorney’s fee provision in the sales document(s); that the defendants offered an illegal “today only” incentive to purchase; and that the defendants utilized an illegal referral selling program to induce the sale of VOIs. Plaintiffs seek certification of a class consisting of all persons who, in Wisconsin, purchased from BVU one or more VOIs within six years prior to the filing of this lawsuit. Plaintiffs seek statutory damages, attorneys’ fees and injunctive relief. Bluegreen and BVU moved to dismiss the case, and on November 27, 2019, the court issued a ruling granting the motion in part. Plaintiffs moved for class certification, which the defendants have opposed. Bluegreen believes the lawsuit is without merit and is vigorously defending the action.

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

On July 18, 2019, Eddie Boyd, et al. filed an action alleging that BVU and co-defendants violated the Missouri Merchandise Practices Act for allegedly making false statements and misrepresentations with respect to the sale of VOIs. Plaintiffs further have filed a purported class action allegation that BVU’s charging of an administrative processing fee constitutes the unauthorized practice of law, and have also asserted that Bluegreen and its outside counsel engaged in abuse of process by filing a lawsuit against plaintiffs’ counsel (The Montgomery Law Firm). Plaintiffs seek monetary damages, attorneys’ fees and injunctive relief. On August 31, 2020, the court certified a class regarding the unauthorized practice of law claim and dismissed the claims regarding abuse of process. On January 11, 2021, the Court issued an order that the class members are not entitled to rescission of their contracts because they failed to plead fraud in the inducement. Discovery is ongoing. Bluegreen believes the lawsuit is without merit, and is vigorously defending the action.

On July 14, 2020, Kenneth Johansen, individually and on behalf of all others similarly situated, filed a purported class action against BVU for alleged violations of the TCPA. Specifically, the named plaintiff alleges that he received numerous telemarketing calls from BVU while he was on the National Do Not Call Registry. Bluegreen filed a motion to dismiss, and plaintiff in response filed an amended complaint on September 18, 2020. On February 18, 2021, plaintiff filed a motion for class certification seeking to certify a class of thousands of individual proposed class members. On April 15, 2021 a court-ordered mediation was conducted at which time the parties were not able to resolve the lawsuit. On September 30, 2021 the court entered an order denying plaintiff’s motion for class certification. The plaintiffs have appealed the order. Bluegreen is vigorously defending the action.

On August 30, 2020, over 100 VOI owners at The Manhattan Club (“TMC”) sued BVU and certain unaffiliated entities (the “Non-Bluegreen Defendants”). The complaint included claims arising out of alleged misrepresentations made during the sale of VOIs at TMC and certain post-sale operational practices, including allegedly charging owners excessive annual maintenance fees and implementing reservation policies that restrict the ability of VOI owners to use their points to access the resort while allowing the general public to make reservations. The plaintiffs assert in the complaint that Bluegreen acquired operational control of TMC from the Non-Bluegreen Defendants in 2018 and assumed joint liability for any prior wrongdoing by them. Bluegreen believes this assertion to be erroneous and that the claims against BVU are without merit. On September 27, 2021, the court granted Bluegreen’s motion to dismiss without prejudice and the Court declined to exercise supplemental jurisdiction over the remaining state law claims.

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

On April 2, 2021, New York Urban initiated new arbitration proceedings against BVU, alleging it is owed over $70 million for periodic inventory closings that have not occurred since the Purchase and Sale Agreement was terminated or that will not occur because of the termination. New York Urban also seeks over $50 million because, due to the

Purchase and Sale Agreement’s termination, the closing on the management contract will not occur. Bluegreen believes this claim is without merit and is pursuing declaratory relief and claims based on breach of the parties settlement agreement.

On September 14, 2021, Tamarah and Emmanuel Louis, individually and on behalf of all others similarly situated, filed a purported class action lawsuit against BVU alleging it violated the Military Lending Act (“MLA”). The complaint alleges that BVU did not make any inquiry before offering financing to the plaintiffs as to whether they were members of the United States Military and allege other claims related to certain disclosures mandated by the MLA. Bluegreen is currently evaluating the complaint.

Commencing in 2015, it came to Bluegreen’s attention that its collection efforts with respect to its VOI notes receivable were being impacted by a then emerging, industry-wide trend involving the receipt of  “cease and desist” letters from exit firms and attorneys purporting to represent certain VOI owners. Following receipt of these letters, Bluegreen is unable to contact the owners unless allowed by law. Bluegreen believes these exit firms have encouraged such owners to become delinquent and ultimately default on their obligations and that such actions and its inability to contact the owners have been a material factor in the increase in its annual default rates. Bluegreen’s average annual default rates have increased from 6.9% in 2015 to 9.21% to date in 2021. Bluegreen also estimates that approximately 8.9% of the total delinquencies on its VOI notes receivable as of September 30, 2021 related to VOI notes receivable subject to this issue. Bluegreen has in a number of cases pursued, and may in the future pursue, legal action against the VOI owners, and as described below, against the exit firms.

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

On November 13, 2020, Bluegreen filed a lawsuit against timeshare exit firm, Carlsbad Law Group, LLP, and certain of its associated law firms and affiliates. On December 30, 2020, Bluegreen filed a lawsuit against timeshare exit firm, The Molfetta Law Firm, and certain of its associated law firms, affiliates, and cohorts, including Timeshare Termination (“TTT”). In both of these actions, Bluegreen makes substantially the same claims against the timeshare exit firms and its associated law firms and affiliates as those made in its action against The Montgomery Law Firm described above. In June 2021, counsel for TTT moved to withdraw, citing TTT’s insolvency. Discovery is ongoing with respect to the Carlsbad matter.

Other Commitments, Contingencies and Guarantees

The Company, indirectly through Bluegreen and BVU, has an exclusive marketing agreement with Bass Pro, a nationally-recognized retailer of fishing, marine, hunting, camping and sports gear, that provides it with the right to market and sell vacation packages at kiosks in each of Bass Pro’s retail locations and through other means. Pursuant to a settlement agreement Bluegreen entered into with Bass Pro and its affiliates during June 2019, Bluegreen paid Bass Pro $20.0 million and agreed to, among other things, make five annual payments to Bass Pro of $4.0 million in January of each year, commencing in 2020. Bluegreen made annual payments of $4.0 million to Bass Pro in January 2020 and 2021. As of September 30, 2021 and December 31, 2020, $11.2 million and $14.7 million, respectively, was included in accrued liabilities and other in the Company’s unaudited consolidated balance sheets, for the remaining payments required by the settlement agreement.

During the nine months ended September 30, 2021 and 2020, VOI sales to prospects and leads generated by the agreement with Bass Pro accounted for approximately 18% and 11%, respectively, of Bluegreen’s VOI sales volume. Subject to the terms and conditions of the settlement agreement, Bluegreen will generally be required to pay the fixed annual fee with respect to at least 59 Bass Pro retail stores and a minimum number of Cabela’s retail stores that increases over time to a total of at least 60 Cabela’s retail stores by the end of 2021. In January 2021, Bluegreen paid $6.9 million relating to this fixed fee, of which $1.9 million was prepaid and is included in the Company’s unaudited consolidated balance sheet as of September 30, 2021. During the three and nine months ended September 30, 2021,

Bluegreen incurred $1.7 million and $5.1 million, respectively, relating to this fixed fee which is included in selling, general and administrative expenses in the Company’s unaudited consolidated statements of operations and comprehensive income, compared to $1.4 million and $3.9 million for the three and nine months ended September 30, 2020, respectively. Notwithstanding the foregoing, the minimum number of Bass Pro and Cabela’s retail stores for purposes of the fixed annual fee may be reduced under certain circumstances set forth in the agreement, including as a result of a reduction of traffic in the stores in excess of 25% year-over-year. As of September 30, 2021, Bluegreen had sales and marketing operations at a total of 123 Bass Pro Shops and Cabela’s Stores.

In lieu of paying maintenance fees for unsold VOI inventory, Bluegreen may enter into subsidy agreements with certain HOAs.  As of September 30, 2021, Bluegreen had $8.0 million accrued for such subsidies, which is included in accrued liabilities and other in the Company’s unaudited consolidated balance sheet as of such date. As of December 31, 2020, Bluegreen had no accrued liabilities for such subsidies.

10. Earnings (Loss) Per Share

The following table presents the calculation of the Company’s basic and diluted earnings (loss) per share (“EPS”).

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Basic EPS:
Numerator:
Net Income (loss) from continuing operations	$23,127	$(28,242)	$45,602	$(61,728)
Net Income (loss) from discontinuing operations	-	2,920	-	(27,704)
Denominator:
Weighted average shares outstanding	21,709	18,731	20,660	18,442
Basic EPS from continuing operations	$1.07	$(1.51)	$2.21	$(3.35)
Basic EPS from discontinuing operations	$-	$0.16	$-	$(1.50)
Basic EPS	$1.07	$(1.35)	$2.21	$(4.85)

Diluted EPS:
Numerator:
Net Income (loss) from continuing operations	$23,127	$(28,242)	$45,602	$(61,728)
Net Income (loss) from discontinuing operations	-	2,920	-	(27,704)
Denominator:
Basic - Weighted average shares outstanding	21,709	18,731	20,660	18,442
Dilutive effect of restricted stock rewards	18	-	-	-
Diluted weighted average number of common share outstanding	21,727	18,731	20,660	18,442
Diluted EPS from continuing operations	$1.06	$(1.51)	$2.21	$(3.35)
Diluted EPS from discontinuing operations	$-	$0.16	$-	$(1.50)
Diluted EPS	$1.06	$(1.35)	$2.21	$(4.85)

During the three months ended September 30, 2021, 17,693 of weighted average shares of unvested restricted stock awards outstanding were included in the computation of diluted earnings per share as the shares were dilutive. During the nine months ended September 30, 2021, 220,963 of weighted average shares of unvested restricted stock awards outstanding were excluded from the computation of diluted earnings per share as the shares were antidilutive. During the three and nine months ended September 30, 2020, the weighted average shares of unvested restricted stock awards outstanding were not included in the computation of diluted earnings per share as the shares were antidilutive due to the Company’s recognition of a loss for such periods.

11. Common Stock

Stock Incentive Plans

The Bluegreen Vacations Holding Corporation 2021 Incentive Plan (the “Plan”), allows for the issuance of up to 2,000,000 shares of the Company’s Class A Common Stock pursuant to restricted stock awards and options which may be granted under the Plan.  The Plan also permits for the grant of performance-based cash awards. To date, 468,439 restricted shares of the Company’s Class A Common Stock have been granted to certain executive officers and employees under the Plan. After those awards, 1,531,561 shares of Class A Common Stock remained available for grant under the Plan as of September 30, 2021.  The Company accounts for compensation cost for unvested restricted stock awards based on the fair value of the award on the measurement date, which is generally the grant date, and is recognized on a straight-line basis over the requisite service period of the award, with forfeitures recognized as incurred. The aggregate grant date fair value of the awards granted in June 2021 was $9.7 million, 275,939 of the shares granted cliff vest in 4 years, or June 3, 2025, and 192,500 shares cliff vest in 10 years, or June 3, 2031. During the three and nine months ended September 30, 2021, the Company recognized $0.5 million and $0.6 million, respectively, of share-based compensation expense in connection with these restricted awards and, as of September 30, 2021, restricted share expense of approximately $9.1 million remained unamortized.

Stock Repurchases

In June 2017, the Company’s board of directors approved a share repurchase program which authorized the repurchase of up to 1,000,000 shares of the Company’s Class A Common Stock and Class B Common Stock at an aggregate cost of up to $35.0 million. There were no share purchases under the 2017 repurchase program during the nine months ended September 30, 2020 or 2021, and this repurchase program was terminated in connection with the adoption of a new repurchase program in August 2021, as described below.

In August 2021, the Company’s board of directors approved a new share repurchase program which authorizes the repurchase of the Company’s Class A Common Stock and Class B Common Stock at an aggregate cost of up to $40.0 million. The Company repurchased and retired 988,309 of Class A common shares and 18,996 shares of Class B common shares during the three and nine months ended September 30, 2021 for an aggregate purchase price of $20.9 million. As of September 30, 2021, $19.1 million remained available for the repurchase of shares under this share repurchase program.

12. Noncontrolling Interests

Noncontrolling interests in the Company’s consolidated subsidiaries consisted of the following (in thousands):

	As of	As of
	September 30,	December 31,
	2021	2020

Bluegreen (1)	$—	$22,821
Bluegreen/Big Cedar Vacations (2)	62,263	52,026
Total noncontrolling interests	$62,263	$74,847

(1)Prior to May 5, 2021, the Company beneficially owned approximately 93% of Bluegreen’s outstanding common stock. As a result of the merger effected on May 5, 2021, Bluegreen is now a wholly owned subsidiary of the Company.

(2)Bluegreen owns 51% of Bluegreen/Big Cedar Vacations.

See “Our Business” under Note 1 above for information regarding the statutory short-form merger effected on May 5, 2021, pursuant to which the Company acquired all of the approximately 7% of the outstanding shares of Bluegreen’s common stock that the Company did not previously beneficially own. During the 2021 period prior to the short-form merger, Bluegreen did not repurchase or retire any shares of its common stock. During the nine months ended September 30, 2020, Bluegreen repurchased 1,878,400 shares of its common stock in a private transaction for $11.7 million and retired those shares.

Income (loss) attributable to noncontrolling interests from continuing operations consisted of the following (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Bluegreen (1)	$—	$714	$861	$293
Bluegreen/Big Cedar Vacations (2)	4,190	2,644	10,237	4,021
Net income attributable to noncontrolling interest - continuing operations	$4,190	$3,358	$11,098	$4,314

(1)Prior to May 5, 2021, the Company beneficially owned approximately 93% of Bluegreen’s outstanding common stock. As a result of the merger effected on May 5, 2021, Bluegreen is now a wholly owned subsidiary of the Company.

(2)Bluegreen owns 51% of Bluegreen/Big Cedar Vacations.

13. Income Taxes

The Company and its subsidiaries file a consolidated U.S. federal income tax return and income tax returns in various state and foreign jurisdictions. With certain exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2017 for federal returns and 2016 for state returns.

The Company’s effective income tax rate was approximately 26% and (2)% during the three months ended September 30, 2021 and 2020, respectively, and 27% and (0.7)% during the nine months ended September 30, 2021 and 2020, respectively. Effective income tax rates for interim periods are based upon the Company’s then current estimated annual rate. The effective income tax rate varies based upon the estimate of taxable earnings as well as on the mix of taxable earnings in the various states in which the Company and its subsidiaries operate. As such, the Company’s effective tax rates for the 2021 and 2020 periods reflect an estimate of its annual taxable earnings, state taxes, non-deductible items and changes in valuation allowance on deferred tax assets for each respective year. The 2020 periods include estimates made at the time related to the full year’s impact of the COVID-19 pandemic.

Certain of the Company’s state filings are under routine examination. While there is no assurance as to the results of these audits, the Company does not currently anticipate any material adjustments in connection with these examinations.

As of September 30, 2021, the Company did not have any significant amounts accrued for interest and penalties or recorded for uncertain tax positions.

14. Related Party Transactions

The Company may be deemed to be controlled by Alan B. Levan, Chairman, Chief Executive Officer and President of the Company, John E. Abdo, Vice Chairman of the Company, Jarett S. Levan, a director of the Company and former President of the Company, and Seth M. Wise, a director of the Company and former Executive Vice President of the Company. Together, they may be deemed to beneficially own shares of the Company’s Class A Common Stock and Class B Common Stock representing approximately 79% of the Company’s total voting power. Mr. Alan Levan, Mr. Abdo, and the Company’s other executives receive a significant portion of their compensation from Bluegreen on behalf of the Company and Bluegreen. Further, in connection with the spin-off of BBX Capital during September 2020, Mr. Jarett Levan became the Chief Executive Officer and President and a director of BBX Capital, Mr. Alan Levan became the Chairman of BBX Capital, Mr. Abdo became Vice Chairman of BBX Capital and Seth M. Wise became Executive Vice President and a director of BBX Capital. Mr. Alan Levan, Mr. Abdo, Mr. Jarett Levan and Mr. Wise may also be deemed to control BBX Capital through their ownership of BBX Capital’s Class A Common Stock and Class B Common Stock.

See “Our Business” under Note 1 above for information regarding the statutory short-form merger effected on May 5, 2021, pursuant to which the Company acquired all of the approximately 7% of the outstanding shares of Bluegreen’s common stock that the Company did not previously beneficially own and Bluegreen became a wholly owned subsidiary of the Company.

The Company paid or reimbursed BBX Capital $0.1 million and $0.6 million during the three and nine months ended September 30, 2021, respectively, and $0.7 million and $1.3 million during the three and nine months ended September 30, 2020, respectively, for management advisory, risk management, administrative and other services. The Company had $0.2 million in accrued expenses for the services described above as of September 30, 2021. There were no amounts accrued for such services as of December 31, 2020.

During the three months ended September 30, 2021 and 2020, the Company paid the Abdo Companies, Inc. $38,000 and $77,000, respectively, and during the nine months ended September 30, 2021 and 2020, the Company paid the Abdo Companies, Inc. $115,000 and $230,000, respectively, in exchange for certain management services. John E. Abdo, the Company’s Vice Chairman, is the principal shareholder and Chief Executive Officer of Abdo Companies, Inc.

In connection with its spin-off of BBX Capital, the Company issued a $75.0 million note payable to BBX Capital. See Note 7 for a description of the terms of the Company’s note payable to BBX Capital. In connection with the spin-off, the Company and BBX Capital also entered into certain other agreements including a Transition Services Agreement. The Transition Services Agreement generally sets out the respective rights, responsibilities and obligations of the Company and BBX Capital with respect to the support services provided to one another after the spin-off, to ensure an orderly transition. The Transition Services Agreement establishes a baseline charge for certain categories or components of services provided, which is at cost unless the parties mutually agree to a different charge. The Transition Services Agreement was effective on September 30, 2020 and will continue until terminated, in whole or with respect to any service provided thereunder by either party at any time upon thirty days prior written notice to the other party. During the three and nine months ended September 30, 2021, BBX Capital reimbursed the Company $0.2 million under the Transition Services agreement.

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

The sales of VOIs and financing segment includes the Company’s marketing and sales activities related to the VOIs that are owned by the Company, VOIs acquired under just-in-time and secondary market inventory arrangements, or sales of VOIs through fee-for-service arrangements with third-party developers, as well as consumer financing activities in connection with sales of VOIs owned by the Company, and title services operations.

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

The amounts set forth in the column “Corporate and other” are general and administrative expenses of the Company that consist primarily of costs associated with administering the various support functions at its corporate headquarters, including executive compensation, legal, accounting, human resources, investor relations, and maintaining executive offices, including corporate overhead for discontinued operations.

The information provided for segment reporting is obtained from internal reports utilized by management. The presentation and allocation of results of operations do not reflect the actual economic costs of the segments as standalone businesses. Due to the nature of the Company’s business, assets are not allocated to a particular segment, and therefore management does not evaluate the balance sheet by segment. If a different basis of allocation were utilized, the relative contributions of the segments might differ but the relative trends in the segments’ operating results would, in management’s view, likely not be impacted.

The table below sets forth the Company’s segment information for the three months ended September 30, 2021 (in thousands):

	Sales of VOIs and financing	Resort operations and club management	Corporate and other	Elimination	Total
Revenue:
Sales of VOIs	$107,383	$—	$—	$—	$107,383
Fee-based sales commission revenue	35,585	—	—	—	35,585
Other fee-based services revenue	3,730	28,190	—	—	31,920
Cost reimbursements	—	18,699	—	—	18,699
Mortgage servicing revenue	1,232	—	—	(1,232)	—
Interest income	20,854	—	77	—	20,931
Total revenue	168,784	46,889	77	(1,232)	214,518

Costs and expenses:
Cost of VOIs sold	7,482	—	—	—	7,482
Net carrying cost of VOI inventory	4,036	—	—	(4,036)	—
Cost of other fee-based services	989	6,743	—	4,036	11,768
Cost reimbursements	—	18,699	—	—	18,699
Selling, general and administrative expenses	108,021	—	24,399	76	132,496
Mortgage servicing expense	1,308	—	—	(1,308)	—
Interest expense	3,849	—	4,811	—	8,660
Other expense, net	—	—	121		121
Total costs and expenses	125,685	25,442	29,331	(1,232)	179,226
Income (loss) before non-controlling interest
and provision for income taxes	$43,099	$21,447	$(29,254)	$—	$35,292

Add: Depreciation and amortization	1,515	191
Add: Severance	2,403	—
Segment Adjusted EBITDA (1)	$47,017	$21,638

(1)See Management’s Discussion and Analysis of Financial Condition and Results of Operations for information regarding Adjusted EBITDA, including the definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income.

The table below sets forth the Company’s segment information for the three months ended September 30, 2020 (in thousands):

	Sales of VOIs and financing	Resort operations and club management	Corporate and other	Elimination	Total
Revenue:
Sales of VOIs	$59,265	$—	$—	$—	$59,265
Fee-based sales commission revenue	22,119	—	—	—	22,119
Other fee-based services revenue	1,281	26,550	—	—	27,831
Cost reimbursements	—	15,684	—	—	15,684
Mortgage servicing revenue	1,403	—	—	(1,403)	—
Interest income	19,049	—	749	(453)	19,345
Total revenue	103,117	42,234	749	(1,856)	144,244

Costs and expenses:
Cost of VOIs sold	3,597	—	—	—	3,597
Net carrying cost of VOI inventory	9,663	—	—	(9,663)	—
Cost of other fee-based services	800	10,398	—	9,663	20,861
Cost reimbursements	—	15,684	—	—	15,684
Selling, general and administrative expenses	59,502	—	61,836	(406)	120,932
Mortgage servicing expense	997	—	—	(997)	—
Interest expense	3,910	—	4,755	(453)	8,212
Other expense, net	—	—	339	—	339
Total costs and expenses	78,469	26,082	66,930	(1,856)	169,625
Income (loss) before non-controlling interest
and provision for income taxes	$24,648	$16,152	$(66,181)	$—	$(25,381)

Add: Depreciation and amortization	1,405	208
Add: Severance	208	114
Segment Adjusted EBITDA (1)	$26,261	$16,474

(1)See Management’s Discussion and Analysis of Financial Condition and Results of Operations for information regarding Adjusted EBITDA including, the definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income.

The table below sets forth the Company’s segment information for the nine months ended September 30, 2021 (in thousands):

	Sales of VOIs and financing	Resort operations and club management	Corporate and other	Elimination	Total
Revenue:
Sales of VOIs	$255,126	$—	$—	$—	$255,126
Fee-based sales commission revenue	96,921	—	—	—	96,921
Other fee-based services revenue	8,867	82,392	—	—	91,259
Cost reimbursements	—	50,859	—	—	50,859
Mortgage servicing revenue	3,815	—	—	(3,815)	—
Interest income	59,520	—	267	—	59,787
Other income, net	—	—	157	—	157
Total revenue	424,249	133,251	424	(3,815)	554,109

Costs and expenses:
Cost of VOIs sold	19,675	—	—	—	19,675
Net carrying cost of VOI inventory	17,927	—	—	(17,927)	—
Cost of other fee-based services	2,492	24,081	—	17,927	44,500
Cost reimbursements	—	50,859	—	—	50,859
Selling, general and administrative expenses	268,951	—	69,547	(252)	338,246
Mortgage servicing expense	3,563	—	—	(3,563)	—
Interest expense	11,918	—	15,353	—	27,271
Total costs and expenses	324,526	74,940	84,900	(3,815)	480,551
Income (loss) before non-controlling interest
and provision for income taxes	$99,723	$58,311	$(84,476)	$—	$73,558

Add: Depreciation and amortization	4,351	586
Add: Severance	2,403	—
Segment Adjusted EBITDA (1)	$106,477	$58,897

(1)See Management’s Discussion and Analysis of Financial Condition and Results of Operations for information regarding Adjusted EBITDA including, the definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income.

The table below sets forth the Company’s segment information for the nine months ended September 30, 2020 (in thousands):

	Sales of VOIs and financing	Resort operations and club management	Corporate and other	Elimination	Total
Revenue:
Sales of VOIs	$113,447	$—	$—	$—	$113,447
Fee-based sales commission revenue	64,619	—	—	—	64,619
Other fee-based services revenue	5,353	78,205	—	—	83,558
Cost reimbursements	—	46,654	—	—	46,654
Mortgage servicing revenue	4,508	—	—	(4,508)	—
Interest income	58,258	—	4,229	(2,524)	59,963
Other income, net	—	—	186	—	186
Total revenue	246,185	124,859	4,415	(7,032)	368,427

Costs and expenses:
Cost of VOIs sold	8,734	—	—	—	8,734
Net carrying cost of VOI inventory	28,490	—	—	(28,490)	—
Cost of other fee-based services	2,989	29,628	—	28,490	61,107
Cost reimbursements	—	46,654	—	—	46,654
Selling, general and administrative expenses	174,969	—	107,413	(1,145)	281,237
Mortgage servicing expense	3,363	—	—	(3,363)	—
Interest expense	12,745	—	17,447	(2,524)	27,668
Total costs and expenses	231,290	76,282	124,860	(7,032)	425,400
Income (loss) before non-controlling interest
and provision for income taxes	$14,895	$48,577	$(120,445)	$—	$(56,973)

Add: Depreciation and amortization	4,447	588
Add: Severance	3,977	1,347
Segment Adjusted EBITDA (1)	$23,319	$50,512

(1)See Management’s Discussion and Analysis of Financial Condition and Results of Operations for information regarding Adjusted EBITDA including, the definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income.

16. Discontinued Operations

On September 30, 2020, the Company completed the spin-off of its former wholly owned subsidiary, BBX Capital. The Company continues to hold its investment in Bluegreen. BBX Capital, which became a separate public company as a result of the spin-off, holds all of the other businesses and investments previously owned by the Company, including BBX Capital Real Estate, BBX Sweet Holdings, and Renin. The Company no longer holds any interest in BBX Capital.

BBX Capital and its subsidiaries’ operations are presented as discontinued operations in the Company’s financial statements.

As of September 30, 2021 and December 31, 2020, there were no carrying amounts of major classes of assets or liabilities included as part of discontinued operations.

The major components of loss from discontinued operations were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Trade sales	$—	$35,692	$—	$99,628
Sales of real estate inventory	—	4,970	—	14,248
Interest income	—	366	—	586
Net gain (loss) on sales of real estate assets	—	164	—	130
Other revenue	—	933	—	2,398
Total revenues	—	42,125	—	116,990
Costs and Expenses:
Cost of trade sales	—	27,981	—	80,154
Cost of real estate inventory sold	—	3,367	—	9,473
Recoveries from loan losses, net	—	(807)	—	(5,844)
Impairment losses	—	—	—	31,588
Selling, general and administrative expenses	—	13,151	—	40,342
Total costs and expenses	—	43,692	—	155,713
Equity in net earnings (losses) of unconsolidated real estate joint ventures	—	(646)	—	50
Foreign exchanges gain	—	(59)	—	214
Loss on the deconsolidation of IT'SUGAR, LLC		(3,326)		(3,326)
Other income	—	82	—	192
Loss from discontinued operations before income taxes	$—	$(5,516)	$—	$(41,593)

The major components of the statement of cash flows from discontinued operations were as follows (in thousands):

	For the Nine Months Ended September 30,
	2021	2020
Operating activities:
Net loss	$—	$(32,526)
Adjustment to reconcile net loss to net cash used in operating activities:
Recoveries from loan losses, net	—	(5,844)
Depreciation, amortization and accretion, net	—	5,468
Net losses on sales of real estate and property and equipment	—	(130)
Equity earnings of unconsolidated real estate joint ventures	—	(49)
Return on investment in unconsolidated real estate joint ventures	—	3,933
Loss from the deconsolidation of IT'SUGAR, LLC	—	3,326
Increase in deferred income tax asset	—	(9,066)
Impairment losses	—	31,588
Decrease in trade inventory	—	(279)
Increase in trade receivables	—	(2,336)
Decrease in real estate inventory	—	925
Net change in operating lease assets and liabilities	—	(964)
Increase in other assets	—	(1,388)
Decrease in other liabilities	—	6,512
Net cash used in operating activities	$—	$(830)
Investing activities:
Return of investment in unconsolidated real estate joint ventures	—	4,631
Investments in unconsolidated real estate joint ventures	—	(14,009)
Proceeds from repayment of loans receivable	—	5,960
Proceeds from sales of real estate	—	2,151
Additions to real estate	—	(70)
Purchases of property and equipment	—	(4,032)
Decrease in cash from other investing activities	—	(1,065)
Net cash used in investing activities	$—	$(6,434)

17. Subsequent Events

Subsequent events have been evaluated through the date the financial statements were issued. As of such date, there were no subsequent events identified that required recognition or disclosure other than as disclosed in the footnotes herein.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s unaudited consolidated financial statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q and with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, including the Company’s audited consolidated financial statements and related notes contained therein.

Except as otherwise noted or where the context requires otherwise, references in this Quarterly Report on Form 10-Q to, “the Company,” “we,” “us” and “our” refer to Bluegreen Vacations Holding Corporation, together with its consolidated subsidiaries, including Bluegreen Vacations Corporation and its consolidated subsidiaries (“Bluegreen”). References to “BVH” or the “Parent company” refer to Bluegreen Vacations Holding Corporation as its parent company only level.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include all statements that do not relate strictly to historical or current facts and can be identified by the use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans,” “believes,” “projects,” “predicts,” “seeks,” “will,” “should,” “would,” “may,” “could,” “outlook,” “potential,” and similar expressions or words and phrases of similar import. Forward-looking statements include, among others, statements relating to BVH and Bluegreen’s future financial performance, business prospects and strategy, anticipated financial position, liquidity and capital needs, including conditions surrounding, and the impact of, the Coronavirus Disease of 2019 (“COVID-19”) pandemic, and other matters. These statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. Actual results may differ materially from those expressed in, or implied by, the forward-looking statements as a result of various factors, including, among others, the following:

•BVH has limited sources of cash and is dependent upon distributions from Bluegreen to fund its costs and operations; the Company’s business and liquidity has been adversely impacted by the COVID-19 pandemic;

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

•the Company has suspended regular payments of quarterly dividends to its shareholders and there is no assurance that the Company will resume payments of dividends;

•the adverse impact of economic conditions, including the impact of the COVID-19 pandemic on the Company’s operations and results, the price and liquidity of the Company’s Class A Common Stock and Class B Common Stock, and the Company’s ability to obtain additional capital, including the risk that if the Company needs or otherwise believes it is advisable to issue debt or equity securities or to incur indebtedness in order to fund the Company’s operations or investments, it may not be able to issue any such securities or obtain such indebtedness on favorable terms, or at all;

•if the Company does not maintain compliance with the listing requirements of the NYSE, which include, among other things, a minimum average closing price, share volume, and market capitalization, the Company’s Class A Common Stock will not remain listed for trading on the NYSE;

•adverse conditions in the stock market, the public debt market, and other capital markets and the impact of such conditions on the Company;

•risks of cybersecurity threats, including the potential misappropriation of assets or confidential information, corruption of data or operational disruptions;

•risks related to ongoing or potential business expansion or other opportunities, including that they may involve significant costs and the incurrence of significant indebtedness and may not be successful;

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

•the Company’s ability to maintain adequate, sufficient or desired amounts of VOI inventory for sale;

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

•the Company’s ability to offer or further enhance the Vacation Club experience for the Bluegreen Vacation Club owners and risks related to the Company’s efforts and expenses in connection therewith, including that they may not result in the benefits anticipated and that expenses may be greater than anticipated;

•the Company’s customers’ compliance with their payment obligations under financing provided by the Company, the increased presence and efforts of “timeshare-exit” firms and the success of actions which the Company has taken or may take in connection therewith, and the impact of defaults on its operating results and liquidity position;

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

•risks that natural disasters, including hurricanes, earthquakes, fires, floods and windstorms, may adversely impact the Company’s financial condition and operating results, including due to any damage to physical assets or interruption of access to physical assets or operations resulting therefrom, and the frequency or severity of natural disasters may increase due to climate change or other factors;

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

•the preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) involves making estimates, judgments and assumptions, and any changes in estimates, judgments and assumptions used could have a material adverse impact on the financial condition and operating results of the Company;

Reference is also made to the other risks and uncertainties described in the Company’s reports filed with the SEC, including, without limitation, those discussed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The foregoing factors are not exclusive.

Non-GAAP Financial Measures

This Quarterly Report on Form 10-Q includes discussions of terms that are not recognized terms under GAAP, and financial measures that are not calculated in accordance with GAAP, including system-wide sales of VOIs, guest tours, sale to tour conversion ratio, average sales volume per guest, EBITDA, Segment Adjusted EBITDA, Adjusted EBITDA, and Adjusted EBITDA Attributable to Shareholders. The Company defines EBITDA as earnings, or net income, before taking into account interest income (excluding interest earned on VOI notes receivable), interest expense (excluding interest expense incurred on debt secured by VOI notes receivable), income and franchise taxes and depreciation and amortization. The Company defines Adjusted EBITDA as its EBITDA, adjusted to exclude loss

(gain) on assets held for sale, share-based compensation expense, and other items that the Company believes are not representative of ongoing operating results. Accordingly, certain items such as severance charges net of employee retention tax credits and incremental costs associated with the COVID-19 pandemic are excluded in the computation of Adjusted EBITDA. For purposes of the calculation of EBITDA and Adjusted EBITDA for each period presented, no adjustments were made for interest income earned on VOI notes receivable or the interest expense incurred on debt that is secured by such notes receivable because they are both considered to be part of the ordinary operations of the Company’s business. References to “Adjusted EBITDA Attributable to Shareholders” means Adjusted EBITDA excluding amounts attributable to the non-controlling interest in Bluegreen/Big Cedar Vacations (in which Bluegreen owns a 51% interest) and Bluegreen (in which the Company owned a 93% until May 5, 2021 when it acquired all of the 7% of the outstanding shares of Bluegreen’s common stock that the Company did not previously beneficially own pursuant to a short-form merger). For a discussion of such metrics, see “Key Business and Financial Metrics Used by Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. In addition, see “Results of Operations” below for a reconciliation of Adjusted EBITDA to net income and system-wide sales of VOIs to gross sales of VOIs.

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

Company Overview

On September 30, 2020, the Company completed its spin-off of BBX Capital, Inc. (“BBX Capital”). The former wholly owned subsidiary of the Company became a separate public company as a result of the spin-off and holds all of the historical business and investments of the Company other than the Company’s investment in Bluegreen. Bluegreen is a leading vacation ownership company that markets and sells VOIs and manages resorts in popular leisure and urban destinations. As a result of the spin-off, all of the Company’s operations and activities relate to the operations and activities of Bluegreen.

Prior to May 5, 2021, the Company owned approximately 93% of Bluegreen’s outstanding common stock. On May 5, 2021, the Company acquired all of the approximately 7% of the outstanding shares of Bluegreen’s common stock not previously owned by the Company through a statutory short-form merger under Florida law. In connection with the merger, Bluegreen’s shareholders (other than the Company) received 0.51 shares of the Company’s Class A Common Stock for each share of Bluegreen’s common stock that they held at the effective time of the merger (subject to rounding up of fractional shares). The Company issued approximately 2.66 million shares of its Class A Common Stock in connection with the merger. As a result of the completion of the merger, Bluegreen became a wholly owned subsidiary of the Company.

As of September 30, 2021, the Company had total consolidated assets of approximately $1.3 billion and equity of approximately $298.6 million.

Summary of Consolidated Results of Operations

Consolidated Results

The following summarizes key financial highlights for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020:

•Total consolidated revenues of $214.5 million for the three months ended September 30, 2021, a 49% increase compared to the three months ended September 30, 2020. Total consolidated revenues of $554.1 million for the nine months ended September 30, 2021, a 50% increase compared to the nine months ended September 30, 2020.

•Income before income taxes from continuing operations of $35.3 million for the three months ended September 30, 2021 compared to a loss of $25.3 million during the three months ended September 30, 2020. Income before income taxes from continuing operations of $73.6 million for the nine months ended September 30, 2021 compared to a loss of $57.0 million during the nine months ended September 30, 2020.

•Net income attributable to shareholders of $23.1 million for the three months ended September 30, 2021 compared to net loss attributable to shareholders of $25.3 million during the three months ended September 30, 2020. Net income attributable to shareholders of $45.6 million for the nine months ended September 30, 2021 compared to net loss attributable to shareholders of $89.4 million during the nine months ended September 30, 2020.

•Diluted earnings per share from continuing operations of $1.06 for the three months ended compared to a diluted loss per share from continuing operations of $1.51 during the three months ended September 30, 2020. Diluted earnings per share from continuing operations of $2.21 for the nine months ended September 30, 2021 compared to a diluted loss per share of $3.35 during the nine months ended September 30, 2020.

The comparison of the Company’s consolidated results from continuing operations for the three and nine months ended September 30, 2021 to the three and nine months ended September 30, 2020 were significantly impacted by the timing of, and the Company’s response to the COVID-19 pandemic. Specifically, the Company experienced:

•An increase in revenues primarily attributable to the impact of the COVID-19 pandemic on operations in the 2020 periods and improved conditions in the 2021 periods.

•An increase in the provision for loan losses as a percentage of sales during the 2020 period as a result of the estimated impact of the COVID-19 pandemic on customer defaults at that time.

•An increase in selling, general and administrative expenses primarily attributable to improved conditions in the 2021 period noted above. In addition, the 2020 period reflects the steps taken to mitigate costs in response to the COVID-19 pandemic.

Segment Results

As a result of the spin-off of its non-Bluegreen assets and businesses on September 30, 2020, the Company currently reports the results of its business activities through the following reportable segments: Sales of VOIs and Financing; and Resort Operations and Club Management.

Information regarding income before income taxes by reportable segment is set forth in the table below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
(in thousands)
Sales of VOIs and financing	$43,099	$24,648	$99,723	$14,895
Resort operations and club management	21,447	16,152	58,311	48,577
Bluegreen corporate and other	(26,849)	(23,405)	(77,140)	(57,106)
BVH corporate	(2,405)	(42,776)	(7,336)	(63,339)
Income (loss) before income taxes from continuing operations	35,292	(25,381)	73,558	(56,973)
(Provision) benefit for income taxes	(7,975)	497	(16,858)	(441)
Net income (loss) from continuing operations	27,317	(24,884)	56,700	(57,414)
Discontinued operations	—	2,410	—	(32,526)
Net income (loss)	27,317	(22,474)	56,700	(89,940)
Less: Net income attributable to noncontrolling
interest - continued operations	4,190	3,358	11,098	4,314
Less: Net loss attributable to noncontrolling
interest - discontinued operations	—	(510)	—	(4,822)
Net income (loss) attributable to shareholders	$23,127	$(25,322)	$45,602	$(89,432)

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

Impact of the COVID-19 pandemic

The COVID-19 pandemic caused an unprecedented disruption in the U.S. and global economies and the industries in which the Company operates due to, among other things, government ordered “shelter in place” and “stay at home” orders and advisories, travel restrictions, and restrictions on business operations, including government guidance with respect to travel, public accommodations, social gatherings, and related matters. These disruptions and the reaction of the general public to the pandemic had a significant adverse impact on the Company's financial condition and operations throughout 2020. While adverse conditions have continued during 2021, including the risk of the Delta variant, the Company’s business and results generally improved during the nine months ended September 30, 2021.

Status of Current Operations

As of September 30, 2021, we were operating marketing kiosks at 123 Bass Pro Shops and Cabela’s stores, including 24 new Cabela’s locations and one new Bass Pro location opened during the nine months ended September 30, 2021; the Choice Hotels call transfer program was close to pre-pandemic volume; and all of our VOI sales centers and resorts were open, except for one resort and sales center in Surfside, Florida which was closed due to conditions unrelated to the pandemic.  Further, resort occupancy rates were approximately 84% at resorts with sales centers in the third quarter of 2021 and we sold 52,000 vacation packages in the third quarter of 2021 compared to 37,000 in the third quarter of 2020. We believe that the increase in sales of VOIs in the third quarter of 2021, reflected the improvement in general economic conditions despite continued COVID-19 cases, federal mandates, and increased inflation during the period. While we hope that conditions in the travel and leisure industry continue to improve, the continued future impact of the pandemic and its impact on the Company is uncertain. Various state and local government officials may in the future issue new or revised orders that are different than the ones under which we are currently operating. It is impossible to predict the duration and severity of the pandemic and the likely impact of the pandemic on the Company’s future revenues, net income and other operating results.

VOI Sales and Financing

The Company’s primary business is the marketing and selling of deeded VOIs, developed either internally or by third parties. Customers who purchase these VOIs receive an annual allotment of points, which can be redeemed for stays at one of the Company’s resorts or at 11,300 other hotels and resorts available through partnerships and exchange networks. The Company’s goal is to employ a flexible model with a mix of sales of our owned, acquired or developed VOIs and sales of VOIs on behalf of third-party developers, as determined by management to be appropriate from time to time based on market and economic conditions, available cash, and other factors. Our relationships with third-party developers enables us to generate fees from the sales and marketing of their VOIs without incurring the significant upfront capital investment generally associated with resort acquisition or development. While sales of acquired or developed inventory typically result in a greater contribution to EBITDA and Adjusted EBITDA, fee-based sales typically do not require an initial investment or involve development financing risk. Both acquired or developed VOI sales and fee-based VOI sales result in recurring, incremental and long-term fee streams by adding owners to the Bluegreen Vacation Club and new resort management contracts. Fee-based sales of VOIs comprised 29% and 32% of system-wide sales of VOIs during the three months ended September 30, 2021 and 2020, respectively, and 32% and 38% of system-wide sales of VOIs during the nine months ended September 30, 2021 and 2020, respectively. While Bluegreen intends to remain flexible with respect to its sales of the different categories of its VOI inventory in the future based on economic conditions, business initiatives and other considerations, Bluegreen currently expects that its percentage of fee-based sales will continue to decrease over time as it continues to increase its focus on developed VOI sales and secondary market sales. In conjunction with sales of VOIs, the Company generates interest income by providing financing to qualified purchasers. Collateralized by the underlying VOIs, loans are generally structured as 10-year, fully-amortizing loans with a fixed interest rate ranging from approximately 12% to approximately 18% per annum. As of September 30, 2021, the weighted-average interest rate on the Company’s VOI notes receivable was 15.2%. In addition, the Company earns fees for various other services, including title and escrow services in connection with the closing of VOI sales, and mortgage servicing.

Resort Operations and Club Management

The Company enters into management agreements with the HOAs that maintain most of the resorts in Bluegreen’s Vacation Club and earns fees for providing management services to those HOAs and the approximately 218,000 Vacation Club owners. These resort management services include the provision of housekeeping services, maintenance, and certain accounting and administrative functions. Our management contracts generally yield recurring cash flows and do not have the traditional risks associated with hotel management contracts that are generally linked to daily rates or occupancy. Our management contracts are typically structured as “cost-plus,” with an initial term of three years and automatic one-year renewals. In connection with the management services provided to the Vacation Club, the Company manages the reservation system and provides owner, billing and collection services. While some of our Club Resorts and Club Associate Resorts were closed during the three and nine months ended September 30, 2020 in response to the COVID-19 pandemic, all were subsequently reopened by December 31, 2020 and currently all of our resorts are open except our resort in Surfside, Florida which has been temporarily closed due to conditions unrelated to the pandemic.

Key Business and Financial Metrics Used by Management

Management uses several key business and financial metrics that are specific to the vacation ownership industry. For a discussion of such metrics, see “Key Business and Financial Metrics Used by Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

EBITDA and Adjusted EBITDA

EBITDA, Adjusted EBITDA and Adjusted EBITDA Attributable to Shareholders. The Company defines EBITDA as earnings, or net income, before taking into account interest income (excluding interest earned on VOI notes receivable), interest expense (excluding interest expense incurred on debt secured by VOI notes receivable), income and franchise taxes and depreciation and amortization. The Company defines Adjusted EBITDA as EBITDA, adjusted to exclude amounts of loss (gain) on assets held for sale, share-based compensation expense, and other items that the Company believes are not representative of ongoing operating results. Accordingly, the Company excludes certain items such as severance charges net of employee retention tax credits and incremental costs associated with the COVID-19 pandemic. Adjusted EBITDA Attributable to Shareholders is Adjusted EBITDA excluding amounts attributable to the non-controlling interest in Bluegreen/Big Cedar Vacations (in which Bluegreen owns a 51% interest) and Bluegreen (in which the Company owned a 93% until May 5, 2021 when it acquired all of the 7% of the outstanding shares of Bluegreen’s common stock that the Company did not previously beneficially own pursuant to a short-form merger). For purposes of the calculation of EBITDA, Adjusted EBITDA and Adjusted EBITDA Attributable to Shareholders for each period presented, no adjustments were made for interest income earned on VOI notes receivable or the interest expense incurred on debt that is secured by such notes receivable because they are both considered to be part of the ordinary operations of the Company’s business.

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

EBITDA, Adjusted EBITDA and Adjusted EBITDA Attributable to Shareholders are not recognized terms under GAAP and should not be considered as an alternative to net income or any other measure of financial performance or liquidity, including cash flow, derived in accordance with GAAP, or to any other method or analyzing results as reported under GAAP. The limitations of using EBITDA, Adjusted EBITDA or Adjusted EBITDA Attributable to Shareholders as an analytical tool include, without limitation, that EBITDA, Adjusted EBITDA and Adjusted EBITDA Attributable to Shareholders do not reflect (i) changes in, or cash requirements for, working capital needs; (ii) interest expense, or the cash requirements necessary to service interest or principal payments on indebtedness (other than as noted above); (iii) tax expense or the cash requirements to pay taxes; (iv) historical cash expenditures or future requirements for capital expenditures or contractual commitments; or (v) the effect on earnings or changes resulting from matters that the Company does not believe to be indicative of our future operations or performance. Further, although depreciation and amortization are non-cash charges, the assets being depreciated and amortized often have to be replaced in the future, and EBITDA, Adjusted EBITDA and Adjusted EBITDA Attributable to Shareholders do not reflect any cash that may be required for such replacements. In addition, the Company’s definition of Adjusted EBITDA or Adjusted EBITDA Attributable to Shareholders may not be comparable to definitions of

Adjusted EBITDA, Adjusted EBITDA Attributable to Shareholders or other similarly titled measures used by other companies.

Reportable Segments Results of Operations

Adjusted EBITDA Attributable to Shareholders for the three and nine months ended September 30, 2021 and 2020:

The Company considers Segment Adjusted EBITDA in connection with its evaluation of its business segments as described in Note 15: Segment Reporting to the Company’s unaudited consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q. See above for a discussion of the definition of Adjusted EBITDA and related measures, how management uses it to manage its business and material limitations on its usefulness. The following tables set forth Segment Adjusted EBITDA, Adjusted EBITDA, Adjusted EBITDA Attributable to Shareholders, EBITDA and a reconciliation of EBITDA, Adjusted EBITDA and Adjusted EBITDA Attributable to Shareholders to net income, the most comparable GAAP financial measure:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
(in thousands)
Adjusted EBITDA - sales of VOIs and financing	$47,017	$26,261	$106,477	$23,319
Adjusted EBITDA - resort operations
and club management	21,638	16,474	58,897	50,512
Total Segment Adjusted EBITDA	68,655	42,735	165,374	73,831
Less: Bluegreen's Corporate and other	(21,152)	(17,616)	(59,956)	(40,137)
Less: BVH Corporate and other	(583)	(41,556)	(1,936)	(58,665)
Adjusted EBITDA	46,920	(16,437)	103,482	(24,971)
Less: Adjusted EBITDA attributable to non-controlling interest	(4,221)	(4,241)	(12,250)	(6,228)
Total Adjusted EBITDA attributable to shareholders	$42,699	$(20,678)	$91,232	$(31,199)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
(in thousands)
Net income (loss) attributable to shareholders	$23,127	$(28,242)	$45,602	$(61,728)
Net income attributable to the non-controlling interest continuing operations	4,190	3,358	11,098	4,314
Net Income (loss)	27,317	(24,884)	56,700	(57,414)
Add: Depreciation and amortization	3,945	3,891	11,678	11,680
Less: Interest income (other than interest earned on
VOI notes receivable)	(77)	(296)	(267)	(1,705)
Add: Interest expense - corporate and other	4,811	4,302	15,353	14,923
Add: Franchise taxes	77	101	173	118
Add: Provision (benefit) for income taxes	7,975	(497)	16,858	441
EBITDA	44,048	(17,383)	100,495	(31,957)
Add: Shared-based compensation expense (1)	457	—	608	—
Loss (gain) on assets held for sale	12	283	(24)	326
Add: Severance and other (2)	2,403	663	2,403	6,660
Adjusted EBITDA	46,920	(16,437)	103,482	(24,971)
Adjusted EBITDA attributable to the non-controlling interest	(4,221)	(4,241)	(12,250)	(6,228)
Adjusted EBITDA attributable to shareholders	$42,699	$(20,678)	$91,232	$(31,199)

(1)Share-based compensation expense for the three and nine months ended September 30, 2021 consisted of $0.5 and $0.6 million, respectively, related to restricted stock awards granted in June 2021.

(2)Severance and other for the three and nine months ended September 30, 2021 consisted of severance of $2.4 million. Severance and other for the three months ended September 30, 2020 consisted of $0.4 million of severance and $0.3 million of COVID-19 related incremental costs. Severance and other for the nine months ended September 30, 2020 consisted of severance of $4.9 million and COVID-19 related incremental costs of $1.8 million.

The following table reconciles system-wide sales of VOIs to gross sales of VOIs, the most comparable GAAP financial measure.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Gross sales of VOIs	$128,090	$71,149	$306,640	$157,530
Add: Fee-Based sales	52,474	33,159	144,413	97,266
System-wide sales of VOIs	$180,564	$104,308	$451,053	$254,796

For the three months ended September 30, 2021 compared to the three months ended September 30, 2020

Sales of VOIs and Financing

	For the Three Months Ended September 30,
	2021		2020
	Amount	% of System- wide sales of VOIs (5)	Amount	% of System- wide sales of VOIs (5)
(in thousands)
Developed VOI sales (1)	$53,338	30%	$37,314	36%
Secondary Market sales	74,109	41	24,076	23
Fee-Based sales	52,474	29	33,159	32
JIT sales	3,668	2	14,845	14
Less: Equity trade allowances (6)	(3,025)	(2)	(5,086)	(5)
System-wide sales of VOIs	180,564	100%	104,308	100%
Less: Fee-Based sales	(52,474)	(29)	(33,159)	(32)
Gross sales of VOIs	128,090	71	71,149	68
Provision for loan losses (2)	(20,707)	(16)	(11,884)	(17)
Sales of VOIs	107,383	59	59,265	57
Cost of VOIs sold (3)	(7,482)	(7)	(3,597)	(6)
Gross profit (3)	99,901	93	55,668	94
Fee-Based sales commission revenue (4)	35,585	68	22,119	67
Financing revenue, net of financing expense	16,929	9	15,545	15
Other fee-based services, title operations and other, net	2,741	2	481	0
Net carrying cost of VOI inventory	(4,036)	(2)	(9,663)	(9)
Selling and marketing expenses	(99,261)	(55)	(53,613)	(51)
General and administrative expenses - sales and marketing	(8,760)	(5)	(5,889)	(6)
Operating profit - sales of VOIs and financing	43,099	24%	24,648	24%
Add: Depreciation and amortization	1,515		1,405
Add: Severance and other	2,403		208
Adjusted EBITDA - sales of VOIs and financing	$47,017		$26,261

For the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020

Sales of VOIs and Financing

	For the Nine Months Ended September 30,
	2021		2020
	Amount	% of System- wide sales of VOIs (5)	Amount	% of System- wide sales of VOIs (5)
(in thousands)
Developed VOI sales (1)	$157,992	35%	$128,396	50%
Secondary Market sales	143,527	32	98,576	39
Fee-Based sales	144,413	32	97,266	38
JIT sales	16,834	4	20,453	8
Less: Equity trade allowances (6)	(11,713)	(3)	(89,895)	(35)
System-wide sales of VOIs	451,053	100%	254,796	100%
Less: Fee-Based sales	(144,413)	(32)	(97,266)	(38)
Gross sales of VOIs	306,640	68	157,530	62
Provision for loan losses (2)	(51,514)	(17)	(44,083)	(28)
Sales of VOIs	255,126	57	113,447	45
Cost of VOIs sold (3)	(19,675)	(8)	(8,734)	(8)
Gross profit (3)	235,451	92	104,713	92
Fee-Based sales commission revenue (4)	96,921	67	64,619	66
Financing revenue, net of financing expense	47,854	11	46,658	18
Other fee-based services, title operations and other, net	6,375	1	2,364	1
Net carrying cost of VOI inventory	(17,927)	(4)	(28,490)	(11)
Selling and marketing expenses	(244,392)	(54)	(155,597)	(61)
General and administrative expenses - sales and marketing	(24,559)	(5)	(19,372)	(8)
Operating profit - sales of VOIs and financing	99,723	22%	14,895	6%
Add: Depreciation and amortization	4,351		4,447
Add: Severance and other	2,403		3,977
Adjusted EBITDA - sales of VOIs and financing	$106,477		$23,319

(1)Developed VOI sales represent sales of VOIs acquired or developed by us. Developed VOI sales do not include Secondary Market sales, Fee-Based sales or JIT sales.

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

System-wide sales of VOIs. System-wide sales of VOIs were $180.6 million and $104.3 million during the three months ended September 30, 2021 and 2020, respectively, and $451.1 million and $254.8 million during the nine months ended September 30, 2021 and 2020, respectively. System-wide sales of VOIs are driven by guest attendance at a timeshare sale presentation (a “guest tour”) that purchase a VOI. The number of guest tours is driven by the number of existing owner guests staying at a resort with a sales center and new guests who agree to attend a sale presentation. Due to the COVID-19 pandemic and Bluegreen’s decision to temporarily cease marketing activities beginning in March through May 2020 guest tours and as a result, system-wide sales of VOIs were significantly impacted during the 2020 periods.  During the 2021 periods, we have experienced an increase in guest tours resulting an increase in system-wide sales of VOIs. However, the COVID-19 pandemic significantly impacted, and may continue to adversely impact, system-wide sales of VOIs. The extent and duration of the impact cannot be predicted at this time.

Included in system-wide sales are Fee-Based Sales, JIT Sales, Secondary Market Sales and developed VOI sales. Sales by category are tracked based on which deeded VOI is conveyed in each transaction. The individual VOIs sold is based on several factors, including the needs of fee-based clients, our debt service requirements and default resale requirements under term securitizations and similar transactions. These factors and business initiatives contribute to fluctuations in the amount of sales by category from period to period.

Sales of VOIs. Sales of VOIs were $107.4 million and $59.3 million during the three months ended September 30, 2021 and 2020, respectively, and $255.1 million and $113.4 million during the nine months ended September 30, 2021 and 2020, respectively. Sales of VOIs were impacted by the factors described above in system-wide sales of VOIs, primarily the adverse impact of the COVID-19 pandemic in the 2020 periods. Gross sales of VOIs were reduced by $20.7 million and $11.9 million during the three months ended September 30, 2021 and 2020, respectively, and $51.5 million and $44.1 million for the nine months ended September 30, 2021 and 2020, respectively, for the provision for loan losses. The provision for loan losses varies based on the amount of financed, non-fee based sales during the period and changes in estimates of future notes receivable performance for existing and newly originated loans. The provision for loan losses as a percentage of gross sales of VOIs were 16% and 17% during the three months ended September 30, 2021 and 2020, respectively, and 17% and 28% during the nine months ended September 30, 2021 and 2020, respectively. The percentage of sales which were realized in cash within 30 days from sale was 37% during the three months ended September 30, 2021, 41% during the three months ended September 30, 2020 and 41% during both the nine months ended September 30, 2021 and 2020.

In March 2020, Bluegreen recorded an additional allowance of $12.0 million which included Bluegreen’s estimate at that time of customer defaults as a result of changing economic factors related to the COVID-19 pandemic. We believe that the COVID-19 pandemic may continue to have an impact on the collectibility of our VOI notes receivable. In addition to the COVID-19 pandemic, the provision for loan losses continues to be impacted by defaults which we believe are attributable to the receipt of letters from third parties and attorneys who purport to represent certain VOI owners and who have encouraged such owners to become delinquent and ultimately default on their obligations. See Note 9: Commitments and Contingencies to the Company’s unaudited consolidated financial statements included in Item 1 of this report for additional information regarding such letters and actions we have taken in connection with such letters. The impact of the COVID-19 pandemic and the continued impact of actions taken by timeshare exit firms are highly uncertain and there is no assurance that steps taken to mitigate the impact of the pandemic or actions taken by timeshare exit firms will be successful. As a result, actual defaults may differ from our estimates and the allowance for loan losses may not prove to be adequate.

The average annual default rates and delinquency rates (more than 30 days past due) on our VOI notes receivable were as follows:

	For the Twelve Months Ended September 30,
	2021	2020

Average annual default rates (1)	9.21%	9.71%

	As of September 30,
	2021	2020

Delinquency rates (1)	2.36%	3.23%

(1)The average annual default rates in the table above include VOIs which have been defaulted but had not yet been charged off due to the provisions of certain of our receivable-backed notes payable transactions, as well as certain VOI loans over 127 days past due where we have received cease and desist letters from attorneys and other third-party exit firms.  Accordingly, these are excluded for purposes of calculating the delinquency rates above.

In addition to the factors described above impacting system-wide sales of VOIs, sales of VOIs are impacted by the proportion of system-wide sales of VOIs sold on behalf of third parties on a commission basis, which are not included in sales of VOIs.

The following table sets forth certain information relating to system-wide sales of VOIs for the three and nine months ended September 30, 2021 and 2020:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2021	2020	Change		2021	2020	Change
(dollars in thousands)
Number of sales centers open at period-end	24	25	(4)%		24	25	(4)%
Number of active sales arrangements with third-party clients at period-end	12	12	—%		12	12	—%
Total number of VOI sales transactions	10,370	6,130	69%		26,244	15,657	68%
Average sales price per transaction	$17,524	$17,094	3%		$17,280	$16,324	6%
Number of total guest tours	62,449	36,268	72%		155,803	83,022	88%
Sale-to-tour conversion ratio– total marketing guests	16.6%	16.9%	(30)	bp	16.8%	18.9%	(210)	bp
Number of existing owner guest tours	26,156	18,685	40%		70,174	42,260	66%
Sale-to-tour conversion ratio– existing owners	19.2%	21.1%	(190)	bp	19.9%	22.5%	(260)	bp
Number of new guest tours	36,293	17,583	106%		85,629	40,762	110%
Sale-to-tour conversion ratio– new marketing guests	14.8%	12.4%	240	bp	14.4%	15.1%	(70)	bp
Percentage of sales to existing owners	49.5%	66.8%	(1,730)	bp	54.8%	63.9%	(910)	bp
Average sales volume per guest	$2,910	$2,889	1%		$2,911	$3,079	(5)%

Cost of VOIs Sold. During the three months ended September 30, 2021 and 2020, cost of VOIs sold was $7.5 million and $3.6 million, respectively. Cost of VOIs sold was $19.7 million and $8.7 million during the nine months ended September 30, 2021 and 2020, respectively. Cost of VOIs sold was 7% and 6% of sales of VOIs during the three months ended September 30, 2021 and 2020, respectively, and 8% of sales of VOIs during both the nine months ended September 30, 2021 and 2020. Cost of VOIs sold as a percentage of sales of VOIs varies between periods based on the relative costs of the specific VOIs sold in each period and the size of the point packages of the VOIs sold (due to offered volume discounts) and discounts to existing owners. Additionally, the effect of changes in estimates under the relative sales value method, including estimates of total project sales, future defaults, upgrades and incremental revenue from the resale of repossessed VOI inventory, are reflected on a retrospective basis in the period the change occurs. Therefore, cost of sales will typically be favorably impacted in periods where a significant amount of Secondary Market VOI inventory is acquired or actual defaults and equity trades are higher than anticipated and the resulting change in estimate is recognized. Cost of VOIs sold as a percentage of sales of VOIs was relatively consistent for both the three and nine months ended September 30, 2021 compared to the same periods in 2020.

Fee-Based Sales Commission Revenue. Bluegreen sold third-party inventory of $52.5 million and $33.2 million, during the three months ended September 30, 2021 and 2020, respectively, and $144.4 million and $97.3 million, during the nine months ended September 30, 2021 and 2020, respectively, of third-party VOI inventory under commission arrangements. Sales and marketing commissions of $35.6 million and $22.1 million were earned during the three months ended September 30, 2021 and 2020, respectively, and $96.9 million and $64.6 million during the nine months ended September 30, 2021 and 2020, respectively, in connection with those sales. The increase in sales of third-party developer inventory on a commission basis during the 2021 periods reflected the increase in new guest tours as a result of the more significant impact of the COVID-19 pandemic on operations in the 2020 periods and the other factors described above. We earned an average sales and marketing commission of 68% and 67% during the three months ended September 30, 2021 and 2020, respectively, and 67% and 66% during the nine months ended September 30, 2021 and 2020, respectively, which in each case is net of a reserve for commission refunds in connection with early defaults and cancellations pursuant to the terms of certain of the fee-based service arrangements. We typically recognize a sales and marketing commission between 65% and 68% on sales of third-party VOI inventory.

Financing Revenue, Net of Financing Expense — Sales of VOIs. Interest income on VOIs notes receivable was $20.9 million and $19.0 million during the three months ended September 30, 2021 and 2020, respectively, which was partially offset by interest expense on receivable-backed debt of $3.8 million and $3.9 million, respectively. Interest income on VOIs notes receivable was $59.5 million and $58.3 million during the nine months ended September 30, 2021 and 2020, respectively, which was partially offset by interest expense on receivable-backed debt of $11.9 million and $12.7 million, respectively. The increase in finance revenue, net of finance expense for the 2021 periods as compared to the 2020 periods is primarily due to higher VOI notes receivable balances as a result of higher sales of VOIs in the 2021 periods due to the more significant impact of the COVID-19 pandemic on operations in the 2020 periods and the other factors described above, lower outstanding receivable-backed debt balances and a lower weighted-average cost of borrowing attributable to lower interest rates in the 2021 periods.

Other Fee-Based Services — Title Operations, net. During the three months ended September 30, 2021 and 2020, revenue from title operations was $3.7 million and $1.3 million, respectively, which was partially offset by expenses directly related to title operations of $1.0 million and $0.8 million, respectively. During the nine months ended September 30, 2021 and 2020, revenue from title operations was $8.9 million and $5.4 million, respectively, which was partially offset by expenses directly related to title operations of $2.5 million and $3.0 million, respectively. Title operations revenue varies based on VOI sales volumes as well as the title costs in the jurisdictions where the inventory being sold is located. The change in the 2021 periods compared to the 2020 periods is primarily due to higher system-wide sales of VOIs in the 2021 periods due to the more significant impact of the COVID-19 pandemic on operations in the 2020 periods and the other factors described above.

Net Carrying Cost of VOI Inventory. The carrying cost of VOI inventory was $10.1 million and $10.4 million during the three months ended September 30, 2021 and 2020, respectively, which was partially offset by rental and sampler revenues of $6.0 million and $1.8 million, respectively. The carrying cost of VOI inventory was $32.6 million and $30.9 million during the nine months ended September 30, 2021 and 2020, respectively, which was partially offset by rental and sampler revenues of $14.6 million and $3.5 million, respectively. The decrease in net carrying costs of VOI inventory was primarily related to increased rentals of developer inventory and increased sampler stays due to the more significant impact of the COVID-19 pandemic on operations in the 2020 periods, partially offset by increased maintenance fees and developer subsidies associated with the increase in VOI inventory. In certain circumstances, marketing costs are offset by using inventory for marketing guest stays.

Selling and Marketing Expenses. Selling and marketing expenses were $99.3 million and $244.4 million during the three and nine months ended September 30, 2021, respectively, and $53.6 million and $155.6 million during the three and nine months ended September 30, 2020, respectively. As a percentage of system-wide sales of VOIs, selling and marketing expenses were 55% and 54% during the three and nine months ended September 30, 2021, respectively, compared to 51% and 61% during the three and nine months ended September 30, 2020, respectively. The change in selling and marketing expenses as a percentage of system-wide sales of VOIs during the 2021 periods compared to the 2020 periods is primarily attributable to the fixed nature of certain costs, the cost of maintaining certain sales and marketing associates on temporary furlough in the 2020 periods due to the temporary closure of VOI sales centers and marketing operations in connection with the COVID-19 pandemic as discussed above. During the three and nine months ended September 30, 2020, we incurred $0.1 million and $4.0 million, respectively, in severance and $1.4 million and $12.3 million, respectively, of payroll and benefits expenses relating to employees on temporary furlough or reduced work hours as a result of the impact of the COVID-19 pandemic. During both the three and nine months ended September 30, 2021, we incurred $2.4 million in severance but no such COVID-19 related expenses. The 2021 periods were also impacted by costs incurred associated with the commencement of marketing operations at 24 additional Cabela’s stores and one additional Bass Pro store that were opened during the nine months ended September

30, 2021. We utilize these stores to sell mini-vacation packages to customers for future travel which require the customers to attend a timeshare presentation. Additionally, during the 2021 periods, we incurred costs associated with redesigning our sales and marketing platform, including updating sales offices, refreshing marketing material, and adding new sales and marketing senior leadership positions. Further, we have invested in various local and national marketing programs in an effort to attract new customers. These program changes may not be successful or generate a sufficient number of prospects to offset the program costs incurred.

The following table sets forth certain new customer marketing information, excluding sampler and other returning owner vacation packages, for the three and nine months ended September 30, 2021 and 2020:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
Number of Bass Pro and Cabela's marketing locations at period-end	123	92	34	123	92	34
Number of vacation packages outstanding, beginning of the period (1)	163,738	149,620	9	121,915	169,294	(28)
Number of vacation packages sold	52,013	37,286	39	157,643	88,332	78
Number of vacation packages outstanding, end of the period (1)	174,496	134,619	30	174,496	134,619	30
% of Bass Pro vacation packages at period end	48%	50%	(4)	48%	50%	(4)
% of Cabela's vacation packages at period end	18%	10%	80	18%	10%	80
% of Choice Hotel vacation packages at period end	23%	23%	—	23%	23%	—
% of Other vacation packages at period end	11%	17%	(35)	11%	17%	(35)

(1)Excludes vacation packages sold to customers more than one year prior to the period presented and vacation packages sold to customers who had already toured but purchased an additional vacation package.

During 2020, Bluegreen eliminated certain of its lower performing mini-vacation programs, including a lead generation operation at various malls. While the elimination of these programs has resulted in lower sales of mini-vacation packages, we believe our expansion into Cabela’s and other local and national marketing programs has more than offset this decrease in mini-vacation packages.

In addition to vacation packages sold to new prospects, we also sell vacation packages to customers who have already toured, some of whom purchased a VOI, and have indicated they would tour again. As of September 30, 2021, the pipeline of such packages was approximately 17,300. There is no assurance that such packages will convert to sales at historical or expected levels.

General and Administrative Expenses — Sales and Marketing Operations. General and administrative expenses, representing expenses directly attributable to sales and marketing operations, were $8.8 million and $24.6 million during the three and nine months ended September 30, 2021, respectively, and $5.9 million and $19.4 million during the three and nine months ended September 30, 2020, respectively. As a percentage of system-wide sales of VOIs, general and administrative expenses attributable to sales and marketing operations was 5% during the three and nine months ended September 30, 2021, and 6% and 8% during the three and nine months ended September 30, 2020, respectively. The decrease as a percentage of sales in the 2021 periods compared to the 2020 periods was primarily due to the fixed nature of certain costs, the costs of maintaining certain sales associates on temporary furlough due to the impact of the COVID-19 pandemic and lower VOI system-wide sales of VOIs in the 2020 periods.

Resort Operations and Club Management

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(dollars in thousands)	2021		2020		2021		2020
Resort operations and club management revenue	$46,889		$42,234		$133,251		$124,859
Resort operations and club management expense	(25,442)		(26,082)		(74,940)		(76,282)
Operating profit - resort operations and club management	21,447	46%	16,152	38%	58,311	44%	48,577	39%
Add: Depreciation and amortization	191		208		586		588
Add: Severance	—		114		—		1,347
Adjusted EBITDA - resort operations and club management	$21,638		$16,474		$58,897		$50,512

Resort Operations and Club Management Revenue. Resort operations and club management revenue increased 11% and 7% during the three and nine months ended September 30, 2021, respectively, as compared to the three and nine months ended September 30, 2020. Cost reimbursement revenue, which consists of payroll and other operating expenses which we incur and pass through to the HOAs, increased 19% and 9% during the three and nine months ended September 30, 2021, respectively, as compared to the three and nine months ended September 30, 2020. The increase in cost reimbursement revenue was primarily attributable to the reduction in headcount in the three and nine months ended September 30, 2020 due to actions taken in connection with the COVID-19 pandemic. Excluding cost reimbursement revenue, resort operations and club management revenue increased 6% and 5% during the three and nine months ended September 30, 2021, respectively, as compared to the three and nine months ended September 30, 2020. This increase was primarily attributable to increased resort retail operations and third-party rental commissions as a result of the significant impact of the COVID-19 pandemic in the 2020 periods. Our resort network includes 68 Club and Club Associate Resorts as of both September 30, 2021 and 2020. We managed 49 resort properties as of both September 30, 2021 and 2020.

Resort Operations and Club Management Expense. Excluding cost reimbursement expense, resort operations and club management expense decreased 35% and 19% during the three and nine months ended September 30, 2021, respectively, as compared to three and nine months ended September 30, 2020, respectively. The decrease was primarily due to the significant impact of the COVID-19 pandemic in the 2020 periods.

Bluegreen Corporate and Other

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020
General and administrative expenses - corporate and other	$(23,790)	$(20,254)	$(67,534)	$(48,603)
Other (expense) income, net	(148)	(365)	56	41
Franchise taxes	78	101	197	118
Loss (gain) on assets held for sale	12	283	(24)	326
Add: Depreciation and amortization	2,239	2,278	6,741	6,645
Add: Severance and other	—	341	—	1,336
Add: Share - based compensation expense	457	—	608	—
Adjusted EBITDA - Corporate and other	$(21,152)	$(17,616)	$(59,956)	$(40,137)

General and Administrative Expenses — Corporate and Other. General and administrative expenses directly attributable to corporate overhead were $23.8 million and $67.5 million during the three and nine months ended September 30, 2021, respectively, and $20.3 million and $48.6 million during the three and nine months ended September 30, 2020, respectively. The increase was primarily due to increased employee benefits and higher executive and management incentive compensation during the three and nine months ended September 30, 2021 as compared to the three and nine months ended September 30, 2020.

Other (Expense) Income, net. Other (expense) income, net was $(0.1) million and $0.2 million during the three and nine months ended September 30, 2021, respectively, and $(0.3) million and $0.2 million during the three and nine months ended September 30, 2020, respectively.

Interest Expense.  Interest expense unrelated to receivable-backed debt was $3.0 million and $9.9 million during the three and nine months ended September 30, 2021, respectively, and $3.4 million and $11.9 million during the three and nine months ended September 30, 2020, respectively. The decrease in such interest expense during the three and nine months ended September 30, 2021 was primarily due to lower outstanding debt balances partially offset by higher weighted average cost of borrowing. The weighted average cost of borrowing excluding receivable-backed debt as of September 30, 2021 was approximately 5.8% compared to approximately 5.0% as of September 30, 2020.

Adjusted EBITDA Attributable to Non-Controlling Interest in Bluegreen/Big Cedar Vacations. The Company includes in its consolidated financial statements the results of operations and financial condition of Bluegreen/Big Cedar Vacations, Bluegreen’s 51%-owned subsidiary. The non-controlling interest in Adjusted EBITDA of Bluegreen/Big Cedar Vacations is the portion of Bluegreen/Big Cedar Vacations’ Adjusted EBITDA that is attributable to Big Cedar LLC, which holds the remaining 49% interest in Bluegreen/Big Cedar Vacations. Adjusted EBITDA attributable to the non-controlling interest in Bluegreen/Big Cedar Vacations was $4.2 million and $10.3 million during the three and nine months ended September 30, 2021, respectively, and $2.7 million and $4.2 million during the three and nine months ended September 30, 2020, respectively. The increase in Adjusted EBITDA attributable to the non-controlling interest in Bluegreen/Big Cedar Vacations for the 2021 periods compared to the 2020 periods primarily reflects the impact of the COVID-19 pandemic on 2020 results.

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

Corporate General and Administrative Expenses

The Parent Company’s corporate general and administrative expenses were $0.6 million and $2.0 million during the three and nine months ended September 30, 2021, and $41.6 million and $58.8 million during the three and nine months ended September 20, 2020, respectively.  The Parent Company’s corporate general and administrative expenses during periods subsequent to the September 2020 spin-off of BBX Capital consist primarily of costs associated with the Parent Company being a publicly traded company (including, but not limited to executive compensation, shareholder relations, and legal and accounting expenses). The 2020 periods reflect an acceleration of the vesting of unvested restricted stock awards and payments to settle BVH’s long term incentive program for 2020 which in the aggregate resulted in $32.6 million of compensation expense for the three and nine months ended September 30, 2020. In addition, included in the BVH corporate general and administrative expenses for the three and nine months ended September 30, 2020 was $1.8 million of costs associated with the spin-off.

Interest Expense

The Parent Company’s interest expense was $1.8 million and $5.5 million for the three and nine months ended September 30, 2021, respectively, and $0.9 million and $3.0 million for the three and nine months ended September 30, 2020, respectively. Interest expense for the three and nine months ended September 30, 2021 include $1.1 million and $3.4 million, respectively, of interest expense on the $75.0 million note payable to BBX Capital, which was issued in connection with the spin-off of BBX Capital in September 2020. This increase is partially offset during the 2021 periods compared to the 2020 periods due to lower variable interest rates on Woodbridge’s junior subordinated debentures and BVH’s repayment in full during August 2020 of its $80.0 million note payable to Bluegreen. The interest expense on the $80.0 million note to Bluegreen and the related interest income recognized by Bluegreen are eliminated in the Company’s consolidated statements of operations for the 2020 periods.

Provision (Benefit) for Income Taxes from continuing operations

The provision (benefit) for income taxes was $8.0 million and $16.9 million for the three and nine months ended September 30, 2021, respectively, compared to $0.5 million and ($0.4) million during the three and nine months ended September 30, 2020, respectively. The Company’s effective income tax rate was approximately 27% and 1% for the nine months ended September 30, 2021 and 2020, respectively. Effective income tax rates for interim periods are based upon the Company’s then current estimated annual rate. The effective income tax rate varies based upon the estimate of taxable earnings as well as on the mix of taxable earnings in the various states in which the Company and its subsidiaries operate. As such, the Company’s effective tax rates for the 2021 and 2020 periods reflect an estimate of its annual taxable earnings, state taxes, non-deductible items and changes in valuation allowance on deferred tax assets for each respective year. The 2020 periods include estimates made at the time related to the full year’s impact of the COVID-19 pandemic.

Discontinued Operations

Discontinued operations represent the activities and results of BBX Capital, the former wholly owned subsidiary of the Company which was spun off on September 30, 2020. BBX Capital’s businesses include all of the historical businesses and investments of the Company other than Bluegreen, including BBX Capital Real Estate, BBX Sweet Holdings, and Renin.

The loss from discontinued operations before income taxes for the three and nine months ended September 30, 2020 was $5.5 million and $41.6 million, respectively. The losses during the nine months ended September 30, 2020 primarily related to $31.6 million of impairment losses on BBX Capital’s businesses.

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

Net income from continuing operations attributable to noncontrolling interests was $4.2 million and $11.1 million during the three and nine months ended September 30, 2021, respectively, and $3.4 million and $4.3 million during the three and nine months ended September 30, 2020, respectively. The increase in net income attributable to noncontrolling interests for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020 was primarily due to an increase in the net income of Bluegreen and Bluegreen/Big Cedar Vacations as discussed above.

Changes in Financial Condition

The following table summarizes the Company’s cash flows for the periods indicated (in thousands):

	For the Nine Months Ended September 30,
	2021	2020

Net cash provided by operating activities	$86,072	$3,161
Net cash used in investing activities	(11,478)	(12,183)
Net cash used in financing activities	(70,460)	(151,066)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$4,134	$(160,088)

Cash Flows from Operating Activities

The Company’s operating cash flow increased $82.9 million during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily reflecting the following:

•increased operating profit in the 2021 period reflecting the more significant adverse impact of the COVID-19 pandemic on operations in the 2020 period;

•the elimination of certain activities related to BBX Capital, the former wholly owned subsidiary of the Company which was spun off in September 2020;

•lower incentive compensation paid in the 2021 period to certain associates;

•partially offset by increased payments of income taxes and increased spending on the acquisition and development of inventory during the 2021 period.

Cash Flows from Investing Activities

Cash used in investing activities was $0.7 million lower during the nine months ended September 30, 2021 compared to the same period in 2020, primarily due to decreased expenditures relating to the activities of BBX Capital, the former wholly owned subsidiary of the Company which was spun off on September 30, 2020, partially offset by purchases of property and equipment in the 2021 period.

Cash Flows from Financing Activities

Cash used in financing activities was $80.6 million lower during the nine months ended September 30, 2021 compared to the same period of 2020, primarily due to the $96.8 million in cash transferred to BBX Capital in connection with the Company’s spin-off of BBX Capital in September 30, 2020. This decrease was partially offset by $14.8 million in higher net debt repayments in the 2021 period. In addition, BVH repurchased $20.9 million of shares of its common stock during the 2021 period compared to Bluegreen’s repurchase of $11.7 million of its common stock during 2020.

For additional information on the availability of cash from existing credit facilities, as well as repayment obligations, see “Liquidity and Capital Resources” below.

Seasonality

The Company has historically, and expects to continue to experience, seasonal fluctuations in its revenues and results of operations. This seasonality has resulted, and may continue to result, in fluctuations in quarterly operating results. Due to consumer travel patterns, we typically experienced more tours and higher VOI sales volume during the second and third quarters. However our historical seasonality may be impacted by the COVID-19 pandemic.

Liquidity and Capital Resources

The Company, excluding Bluegreen

As of September 30, 2021, the Company, excluding its subsidiaries, had cash, cash equivalents, and short-term investments of $16.6 million. Its primary sources of liquidity for the future are expected to be, its available cash, cash equivalents, short-term investments and distributions from Bluegreen. However, as described below, the COVID-19 pandemic has impacted and created uncertainty regarding these sources of liquidity.

In connection with our spin-off of BBX Capital, we issued a $75.0 million note payable to BBX Capital that accrues interest at a rate of 6% per annum and requires payments of interest on a quarterly basis. Under the terms of the note, we have the option in our discretion to defer interest payments under the note, with interest on the entire outstanding balance thereafter to accrue at a cumulative, compounded rate of 8% per annum until such time as all accrued payments under the note are brought current, including deferred interest. All outstanding amounts under the note will become due and payable in September 2025 or earlier upon certain events.

BVH’s wholly owned subsidiary, Woodbridge, had $65.3 million in junior subordinated debentures outstanding as of September 30, 2021. Woodbridge’s junior subordinated debentures accrue interest at a rate of 3-month LIBOR plus a spread ranging from 3.80% to 3.85%, mature between 2035 and 2036, and require interest payments on a quarterly basis.

The Company, on the parent company level, is a holding company with limited operations which currently expects to incur approximately $2.0 million annually in executive compensation expenses and public company costs as well as annual interest expense of approximately $7.2 million associated with Woodbridge’s junior subordinated debentures and the note payable to BBX Capital. These amounts are based on current expectations and assumptions, currently available information and, with respect to interest expense on Woodbridge’s junior subordinated debentures, interest rates as of September 30, 2021. Such assumptions and expectations may not prove to be accurate, interest rates may increase and, accordingly or otherwise, actual expenses may exceed the amounts expected. BVH will rely primarily on cash on hand and cash equivalents, as well as distributions, if any, that may be paid by Bluegreen in the future, to fund its operations and satisfy its debt service requirements and other liabilities, including its note payable to BBX Capital. During the nine months ended September 30, 2021, Bluegreen distributed $10.0 million to BVH. While BVH believes that it will have sufficient cash and cash equivalents to fund its operations for at least two years, it will be dependent on the payment of distributions from Bluegreen to fund its operations in future periods. There is no assurance that Bluegreen will pay distributions in the amounts required to fund BVH’s needs or at all.

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

We also historically received funds from other subsidiaries as well as Bluegreen, in connection with the parties’ tax sharing agreement to the extent that a subsidiary utilized our tax benefits in our consolidated tax return. We received $27.2 million in tax sharing payments during the nine months ended September 30, 2021, with no such tax sharing payments during the nine months ended September 30, 2020 due to the impact of COVID-19 on the Company’s operations. BBX Capital and its subsidiaries are no longer parties to the tax sharing agreement as a result of the spin-off of BBX Capital on September 30, 2020.

In June 2017, the Company’s board of directors approved a share repurchase program which authorized the repurchase of up to 1,000,000 shares of the Company’s Class A Common Stock and Class B Common Stock at an aggregate cost of up to $35.0 million. There were no share purchases under the 2017 repurchase program during the nine months ended September 30, 2020 or 2021, and this repurchase program was terminated in connection with the adoption of a new repurchase program in August 2021, as described below.

In August 2021, the Company’s board of directors approved a new share repurchase program which authorizes the repurchase of the Company’s Class A Common Stock and Class B Common Stock at an aggregate cost of up to $40.0 million. The Company repurchased and retired 988,309 of Class A common shares and 18,996 shares of Class B common shares during the three and nine months ended September 30, 2021 for an aggregate purchase price of $20.9 million. As of September 30, 2021, $19.1 million remained available for the repurchase of shares under this share repurchase program.

Bluegreen

Bluegreen believes that it has sufficient liquidity from the sources described below to fund its operations, including its anticipated working capital, capital expenditure, debt service requirements and impacts associated with the COVID-19 pandemic challenges for the foreseeable future, subject to the success of its operations and ongoing mitigating measures to manage challenges associated with the COVID-19 pandemic, as discussed in this report, including cost reductions and the ongoing availability of credit.

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

The ability to sell and/or borrow against notes receivable from VOI buyers has been critical to Bluegreen’s continued liquidity. A financed VOI buyer is generally only required to pay a minimum of 10% to 20% of the purchase price in cash at the time of sale; however, selling, marketing and administrative expenses attributable to the sale are primarily cash expenses that generally exceed a buyer’s minimum required down payment. Accordingly, having financing facilities available for the hypothecation, sale or transfer of Bluegreen’s VOI notes receivable has been critical to its ability to meet its short and long-term cash needs. Bluegreen has attempted to maintain a number of diverse financing facilities. Historically, Bluegreen has relied on its ability to sell receivables in the term securitization market in order to generate liquidity and create capacity in its receivable facilities. In addition, maintaining adequate VOI inventory to sell and pursue growth into new markets requires Bluegreen to use cash on hand or incur debt for the acquisition, construction and development of new resorts. Development expenditures during the remainder of 2021 are expected to range between $1.0 million to $5.0 million, which primarily relate to development at one of the Bluegreen/Big Cedar Vacations resorts.

As described above, Bluegreen’s ability to borrow against or sell its VOI notes receivable has historically been a critical factor in Bluegreen’s liquidity. If Bluegreen is unable to renew credit facilities or obtain new credit facilities, Bluegreen’s business, results of operations, liquidity, or financial condition would be materially, adversely impacted.

In connection with Bluegreen’s capital-light business activities, Bluegreen has entered into agreements with third-party developers that allow Bluegreen to buy VOI inventory, typically on a non-committed basis, prior to when it intends to sell such VOIs. Bluegreen’s capital-light business strategy also includes secondary market sales, pursuant to which Bluegreen enters into secondary market arrangements with certain HOAs and others generally on a non-committed basis, which allows Bluegreen to acquire VOIs generally at a significant discount, as such VOIs are typically obtained by the HOAs through foreclosure in connection with maintenance fee defaults. Bluegreen currently expects to acquire JIT and secondary market inventory during the remainder of 2021 at a cost of $2.0 million to $5.0 million.

Bluegreen has $18.1 million of required contractual obligations due to be paid within one year and no facilities with advance periods scheduled to expire within one year. While there is no assurance that Bluegreen will be successful, Bluegreen intends to seek to renew or extend its debt and extend its advance periods on certain facilities.

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

Credit Facilities for Receivables with Future Availability

Bluegreen maintains various credit facilities with financial institutions which allow Bluegreen to borrow against or sell its VOI notes receivable. As of September 30, 2021, Bluegreen had the following credit facilities with future availability, all of which are subject to revolving availability terms during the advance period and therefore provide for additional availability as the facility is paid down, subject in each case to compliance with covenants, eligible collateral and applicable terms and conditions during the advance period (dollars in thousands):

	Borrowing Limit as of September 30, 2021	Outstanding Balance as of September 30, 2021	Availability as of September 30, 2021	Advance Period Expiration; Borrowing Maturity as of September 30, 2021	Borrowing Rate; Rate as of September 30, 2021
Liberty Bank Facility	$40,000	$23,490	$16,510	June 2024; June 2026	Prime Rate - 0.10 to 0.50%; floor of 3.00% to 3.40%; 3.19% (1)
NBA Receivables Facility	70,000	31,377	38,623	September 2023; March 2028	30 day LIBOR+2.25%; floor of 3.00%; 3.00% (2)
Pacific Western Facility	50,000	28,629	21,371	September 2024; September 2027	30 day LIBOR+2.50% to floor of 2.75% (3); 3.00%
KeyBank/DZ Purchase Facility	80,000	30,956	49,044	December 2022; December 2024	30 day LIBOR or CP +2.25%; 2.50% (4)
Quorum Purchase Facility	50,000	22,576	27,424	December 2022; December 2034	(5)
	$290,000	$137,028	$152,972

(1)Prior to the August 2021 amendment described below, the borrowing rate was Prime – 0.10% (with an interest rate floor of 3.40%).

(2)Borrowings after September 25, 2020 accrue interest at one-month LIBOR plus 2.25% (with an interest rate floor of 3.00%).

(3)Prior to the July 2021 amendment described below, the borrowing rate was 30 day LIBOR + 2.75% to 3.00%.

(4)Borrowings accrue interest at a rate equal to either LIBOR, a “Cost of Funds” rate or commercial paper (“CP”) rates plus 2.25%. The interest rate will increase to the applicable rate plus 3.25% upon the expiration of the advance period.

(5)Of the amounts outstanding under the Quorum Purchase Facility at September 30, 2021, $1.7 million accrues interest at a rate per annum of 4.75%, $11.5 million accrues interest at a fixed rate of 4.95%, and $9.4 million accrues interest at a fixed rate of 5.10%.

Liberty Bank Facility. Since 2008, Bluegreen has maintained a revolving VOI notes receivable hypothecation facility (the “Liberty Bank Facility”) with Liberty Bank which provides for advances on eligible receivables pledged under the Liberty Bank Facility, subject to specified terms and conditions, during the revolving credit period. In August 2021, Bluegreen amended the Liberty Bank Facility to extend the revolving credit period from September 2021 to June 2024 and extend the maturity date from June 2024 to June 2026. As described in further detail below, the amendment, among other things, also increased the advance rates, decreased the interest rate on future borrowings and provides for potential decrease in the interest rate on outstanding borrowings, and decreases the recourse amount. The advance rate with respect to Qualified Timeshare Loans is 85% (an increase from the 80% advance rate in place prior to the August amendment) of the unpaid principal balance of the Qualified Timeshare Loans. The advance rate is 70% (an increase from the 60% advance rate in place prior to the August amendment) of the unpaid principal balance of Non-Conforming Qualified Timeshare Loans. Maximum permitted outstanding borrowings are $40.0 million, subject to the terms of the facility. The interest rate on outstanding borrowings prior to the August amendment is the Prime Rate minus 0.10% with a floor of 3.40%; provided, however, that pursuant to the August amendment, the interest rate on borrowings prior to the August amendment will be the Prime Rate minus 0.50% with a floor of 3.00% if Bluegreen borrows an additional $15.0 million by December 31, 2021. The interest rate on borrowings incurred following the August amendment is the Prime Rate minus 0.50% with a floor of 3.00%. Recourse to Bluegreen under the amended facility is limited to $5.0 million (a decrease from $10.0 million prior to the August amendment), with certain exceptions set forth in the facility. Subject to the terms of the facility, principal and interest due under the Liberty Bank Facility are paid as cash is collected on the pledged receivables, with the remaining balance being due by maturity.

Pacific Western Facility. Bluegreen has a revolving VOI notes receivable hypothecation facility (the “Pacific Western Facility”) with Pacific Western Bank, which provides for advances on eligible VOI notes receivable pledged under the facility, subject to specified terms and conditions, during a revolving credit period. In July 2021, Bluegreen amended and restated the facility, which increased the maximum outstanding borrowings from $40.0 million to $50.0 million, subject to eligible collateral and customary terms and conditions; extended the revolving advance period from September 2021 to September 2024; extended the maturity from September 2024 to September 2027; and amended certain other terms of the facility, including a future decrease in the interest rate on borrowings as described below. Eligible “A” VOI notes receivable that meet certain eligibility and FICO score requirements, which Bluegreen believes are typically consistent with loans originated under its current credit underwriting standards, are subject to an 85% advance rate. The Pacific Western Facility also allows for certain eligible “B” VOI notes receivable (which have less stringent FICO score requirements) to be funded at a 65% advance (53% advance rate prior to the amendment). Until September 21, 2021 borrowings under the Pacific Western Bank Facility continued to bear interest at the then-prevailing rate under the facility, which was the 30-day Libor rate plus 2.75%, subject to a 3.00% floor.  Pursuant to the amendment to the Pacific Western Bank Facility, effective September 21, 2021, all borrowings outstanding under the facility bear interest at an annual rate equal to the 30-day Libor rate plus 2.50%, subject to a 2.75% floor. In addition, subject to certain exceptions, the amendment reduced Bluegreen’s recourse liability from $10.0 million to $7.5 million. Principal and interest due under the Pacific Western Bank Facility are paid as cash is collected on the pledged receivables, with the remaining balance being due by maturity in September 2027.

See Note 10 to the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2020 for additional information with respect to Bluegreen’s receivable-backed notes payable facilities.

Other Credit Facilities

Fifth Third Syndicated Line-of-Credit and Fifth Third Syndicated Term Loan. In December 2016, Bluegreen entered into a $100.0 million syndicated credit facility with Fifth Third Bank, as administrative agent and lead arranger, and certain other bank participants as lenders. In October 2019, Bluegreen amended the facility and increased the facility to $225.0 million. The amended facility includes a $100.0 million term loan (the “Fifth Third Syndicated Term Loan”)

with quarterly amortization requirements and a $125.0 million revolving line of credit (the “Fifth Third Syndicated Line-of-Credit”). Borrowings under the amended facility generally bear interest at LIBOR plus 2.00% - 2.50% (with a LIBOR floor of 0.25%), depending on our leverage ratio, are collateralized by certain of Bluegreen’s VOI inventory, sales center buildings, management fees, short-term receivables and cash flows from residual interests relating to certain term securitizations, and will mature in October 2024. As of September 30, 2021, outstanding borrowings under the facility totaled $110.0 million, including $90.0 million under the Fifth Third Syndicated Term Loan with an interest rate of 2.25%, and $20.0 million under the Fifth Third Syndicated Line of Credit with an interest rate of 2.25%.

Bluegreen also has outstanding obligations under various credit facilities and securitizations that have no remaining future availability as the advance periods have expired.

Commitments

The Company’s material commitments as of September 30, 2021 included the required repayments on receivable-backed debt, Bluegreen’s lines-of-credit and other notes payable, BVH’s note payable to BBX Capital, junior subordinated debentures, subsidy advances to certain HOAs, and commitments under non-cancelable operating leases.

The following table summarizes the contractual minimum principal and interest payments required on all of the Company’s outstanding debt, and non-cancelable operating leases by period due date, as of September 30, 2021 (in thousands):

	Payments Due by Period
Contractual Obligations	Less than 1 year	1 – 3 Years	4 – 5 Years	After 5 Years	Unamortized Debt Issuance Costs	Total
Receivable-backed notes payable	$—	$4,707	$70,849	$310,083	$(4,612)	381,027
Bluegreen's notes payable and other borrowings	7,500	17,500	85,000	—	(1,021)	108,979
BVH's note payable to BBX Capital, Inc.	—	—	75,000	—	—	75,000
Jr. subordinated debentures (1)	—	—	—	170,897	(1,019)	169,878
Noncancelable operating leases (2)	6,610	12,323	6,916	23,972	—	49,821
Bass Pro Settlement (3)	4,000	8,000	—	—	—	12,000
Total contractual obligations	18,110	42,530	237,765	504,952	(6,652)	796,705

Interest Obligations (4)
Receivable-backed notes payable	12,266	24,519	22,409	65,980	—	125,174
Bluegreen's notes payable and other borrowings	2,391	4,247	117	—	—	6,755
BVH's note payable to BBX Capital, Inc.	4,500	9,000	4,488	—	—	17,988
Jr. subordinated debentures	7,848	15,695	15,695	73,763	—	113,001
Total contractual interest	27,005	53,461	42,709	139,743	—	262,918
Total contractual obligations	$45,115	$95,991	$280,474	$644,695	$(6,652)	$1,059,623

(1)Amounts do not include purchase accounting adjustments for junior subordinated debentures of $35.2 million.

(2)Amounts represent the cash payment for leases and includes interest of $11.2 million

(3)Amounts represent the three remaining $4.0 million annual cash payments to Bass Pro to be made during 2022, 2023, and 2024 pursuant to the June 2019 settlement agreement and includes imputed interest of $2.7 million.

(4)Assumes that the scheduled minimum principal payments are made in accordance with the table above and the interest rate on variable rate debt remains the same as the rate at September 30, 2021.

The future commitments of the Company, excluding Bluegreen, relate to Woodbridge’s junior subordinated debentures and the note payable to BBX Capital, including interest thereon. The Company will rely primarily on cash on hand and cash equivalents, as well as distributions, if any, that may be paid by Bluegreen in the future, in order to satisfy the principal payments required on its contractual obligations. As discussed above, while the Company believes that it will have sufficient cash and cash equivalents to fund its operations for the foreseeable future, it will be dependent on the payment of dividends by Bluegreen to fund its operations in future periods. There is no assurance that Bluegreen will pay dividends in amounts required to fund BVH’s needs or at all.

In lieu of paying maintenance fees for unsold VOI inventory, Bluegreen may enter into subsidy agreements with certain HOAs. During the nine months ended September 30, 2021 and 2020, Bluegreen made net payments related to such subsidies of $11.2 million and $7.7 million, respectively, which are included in cost of other fee-based services in the Company’s unaudited consolidated statements of operations and comprehensive income. As of September 30, 2021, Bluegreen had $8.0 million accrued for such subsidies, which is included in accrued liabilities and other in the unaudited consolidated balance sheet. As of December 31, 2020, Bluegreen had no accrued liabilities for such subsidies.

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

As previously disclosed, Bluegreen entered into a settlement agreement with Bass Pro and its affiliates during June 2019.  Pursuant to the Settlement Agreement, Bluegreen agreed to make five annual payments to Bass Pro of $4.0 million, which commenced in January 2020.  Additionally, in lieu of the previous commission arrangement, Bluegreen agreed to pay to Bass Pro a fixed annual fee for each Bass Pro and Cabela’s retail store that Bluegreen accessed  and  an amount per net vacation package sold.  As of September 30, 2021, Bluegreen had sales and marketing operations at a total of 123 Bass Pro Shops and Cabela’s Stores. In January 2021, Bluegreen paid Bass Pro $6.9 million for the fixed fee, of which $1.9 million is included in prepaid expenses in the Company’s unaudited consolidated balance sheet as of September 30, 2021.

Off-balance-sheet Arrangements

As of September 30, 2021, the Company did not have any “off-balance sheet” arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to market risks in the ordinary course of its business. These risks primarily include interest rate risk and risks relating to inflation and changing prices. In addition, instability or volatility in the financial markets which restricts the availability of credit, including in connection with the COVID-19 pandemic, may adversely impact the ability to borrow against or sell Bluegreen’s VOI-backed notes receivable, which has historically been a critical factor in Bluegreen’s liquidity, as well as adversely impact its business, operating results, liquidity or financial condition. The Company’s exposure to market risk has not materially changed from what was previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2020. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and its Chief Financial Officer, conducted an evaluation of the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2021. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act has been recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and has been accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2021, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors faced by the Company from those disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered sales of Equity Securities and Use of Proceeds

Information regarding the Company’s purchase of its Class A and Class B Common Stock under its August 2021 repurchase program is set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares (or Dollar Value) Purchased as a Part of Publicly Announced Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program (1)
July 1 - July 31, 2021	-	$-	-	$40,000,000
August 1 - August 31, 2021	809,984	$20.17	809,984 shares (or $16,335,457)	$23,664,543
September 1 - September 30, 2021	197,321	$23.00	197,321 shares (or $4,537,658)	$19,126,885
Total	1,007,305	$20.72	1,007,305 shares (or $20,873,115)	$19,126,885

(1)In August 2021, the company’s board of Directors approved a share repurchase program which authorizes the repurchase of the Company’s Class A Common Stock and Class B Common Stock at an aggregate cost of up to $40.0 million.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit Number	Description
10.1

Liberty Bank Facility amended and restated loan agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed with the SEC on August 4, 2021)

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

BLUEGREEN VACATIONS HOLDING CORPORATION

November 3, 2021	By:/s/ Alan B. Levan
Alan B. Levan, Chairman of the Board,
Chief Executive Officer and President

November 3, 2021	By: /s/ Raymond S. Lopez
Raymond S. Lopez
Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer