Form 10-K
period 2021-12-31
Bluegreen Vacations Holding Corp
filed 2022-03-04
CIK 315858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

4960 Conference Way North, Suite 100, Boca Raton, FL 33431

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (561) 912-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A Common Stock, $0.01 par value	BVH	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934: Class B Common Stock, $0.01 par value

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2021, the last trading day of the registrant’s most recently completed second fiscal quarter, was $248.5 million (based on the closing sale price of the registrant’s Class A common stock on that date on the New York Stock Exchange).

The number of shares outstanding of each of the registrant’s classis of common stock as of March 2, 2022 is as follows:

Class A Common Stock of $.01 par value, 17,794,967 shares outstanding.

Class B Common Stock of $.01 par value, 3,664,311 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2022 Annual Meeting of Shareholders, if filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this Annual Report on Form 10-K.

BLUEGREEN VACATIONS HOLDING CORPORATION

FORM 10-K TABLE OF CONTENTS

YEAR ENDED DECEMBER 31, 2021

PART I

Except as otherwise noted or where the context requires otherwise, references in this Annual Report on Form 10-K to, “the Company,” “we,” “us” and “our” refer to Bluegreen Vacations Holding Corporation, together with its consolidated subsidiaries, including Bluegreen Vacations Corporation and its consolidated subsidiaries (“Bluegreen”). References to “BVH” or the “Parent company” refer to Bluegreen Vacations Holding Corporation at its parent company only level.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include all statements that do not relate strictly to historical or current facts and can be identified by the use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans,” “believes,” “projects,” “predicts,” “seeks,” “will,” “should,” “would,” “may,” “could,” “outlook,” “potential,” and similar expressions or words and phrases of similar import. Forward-looking statements include, among others, statements relating to the Company’s future financial performance, business prospects and strategy, anticipated financial position, liquidity and capital needs, including conditions surrounding, and the impact of, the Coronavirus Disease of 2019 (“COVID-19”) pandemic, and other similar matters. These statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. Actual results may differ materially from those expressed in, or implied by, the forward-looking statements as a result of various factors, including, among others, the following:

•BVH has limited sources of cash and is dependent upon distributions from Bluegreen to fund its costs of operations, and Bluegreen’s business and liquidity has been adversely impacted by the COVID-19 pandemic;

•risks associated with the Company’s indebtedness, including that the Company will be required to utilize cash flow to service its indebtedness, that indebtedness may make the Company more vulnerable to economic downturns, and that indebtedness may subject the Company to covenants and restrictions on its operations and activities as well as the payment of dividends; the Company has suspended regular payments of quarterly dividends to its shareholders and there is no assurance that the Company will resume payments of dividends;

•risks associated with the adverse impact of economic conditions, including the impact of the COVID-19 pandemic on the Company’s operations and results, the price and liquidity of the Company’s Class A Common Stock and Class B Common Stock, and the Company’s ability to obtain additional capital, including the risk that if the Company needs or otherwise believes it is advisable to issue debt or equity securities or to incur indebtedness in order to fund the Company’s operations or investments, it may not be able to issue any such securities or obtain such indebtedness on favorable terms, or at all and any issuance could result in the dilution of the interests of the Company’s current shareholders;

•the availability of financing, the Company’s ability to sell, securitize or borrow against its VOI notes receivable on acceptable terms, and the Company’s ability to successfully increase its credit facility capacity or enter into capital market transactions or other alternatives to provide for sufficient available cash for a sustained period of time;

•risks associated with adverse conditions in the stock market, the public debt market, and other capital markets and the impact of such conditions on the Company, as well as risks associated with any failure by the Company to maintain compliance with the listing requirements of the New York Stock Exchange (the “NYSE”), which include, among other things, a minimum average closing price, share volume, and market capitalization, the Company’s Class A common stock will not remain listed for trading on the NYSE;

•risks related to potential business expansion or other strategic opportunities, including that they may involve significant costs and the incurrence of significant indebtedness and may not be successful and that the Company’s efforts and expenses in connection with enhancement of the experience of Bluegreen Vacation Club Members may be greater than anticipated and may not result in the benefits anticipated;

•risks relating to public health issues, including in particular the COVID-19 pandemic and the effects of the pandemic;

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

•the risks of the real estate market and the risks associated with real estate development, including a decline in real estate values and a deterioration of other conditions relating to the real estate market and real estate development and the risks associated with the Company’s ability to maintain adequate, sufficient or desired amounts of VOI inventory for sale;

•risks associated with the Company’s ability to comply with applicable regulations, and the costs of compliance efforts or a failure to comply, including risks associated with the Company’s ability to maintain the integrity of internal or customer data, the failure of which could result in damage to its reputation and/or subject the Company to costs, fines or lawsuits;

•risks associated with adverse trends or disruptions in economic conditions generally or in the vacation ownership, vacation rental and travel industries and the Company’s ability to compete effectively in the highly competitive vacation ownership industry and against hotel and other hospitality and lodging alternatives and decreased demand from prospective purchasers of vacation ownership interests (“VOIs”);

•risks associated with the Company’s customers’ compliance with their payment obligations under financing provided by the Company, the increased presence and efforts of “timeshare-exit” firms and the success of actions which the Company has taken or may take in connection therewith, and the impact of defaults on its operating results and liquidity position;

•risks associated with the ratings of third-party rating agencies, including the impact of any downgrade on the Company’s ability to obtain, renew or extend credit facilities, or otherwise raise funds;

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

•the updating of, and developments with respect to, technology, including the cost involved in updating technology and the impact that any failure to keep pace with developments in technology could have on the Company’s operations or competitive position, and the Company’s information technology expenditures may not result in the expected benefits;

•the impact on the Company’s consolidated financial statements and internal control over financial reporting of the adoption of new accounting standards; and

•the preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) involves making estimates, judgments and assumptions, and any changes in estimates, judgments and assumptions used could have a material adverse impact on the financial condition and operating results of the Company.

In addition to the foregoing, reference is made to the other risks and uncertainties discussed in the “Risk Factors” section of, and elsewhere in, this Annual Report on Form 10-K, including those inherent to the Company’s business and the vacation ownership industry and risks related to ownership of the Company’s stock.

These and other risks and uncertainties disclosed in this Annual Report on Form 10-K are not necessarily all of the important factors that could cause the Company’s actual results to differ materially from those expressed in or implied by any of the forward-looking statements. Other unknown or unpredictable factors could cause actual results to differ materially from those expressed in or implied by any of the forward-looking statements. In addition, past performance may not be indicative of future results, and comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, and all such information should only be viewed as historical data.

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

Market and Industry Data

Market and industry data used in this Annual Report on Form 10-K have been obtained from the Company’s internal surveys, industry publications, unpublished industry data and estimates, discussions with industry sources and other currently available information. The sources for this data include, without limitation, the American Resort Development Association. Industry publications generally state that the information contained therein has been obtained from sources believed to be reliable, but there can be no assurance as to the accuracy or completeness of such information. The Company has not independently verified such data. Similarly, the Company’s internal surveys, while believed by the Company to be reliable, have not been verified by any independent sources. Accordingly, such data may not prove to be accurate. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and uncertainties as the other forward-looking statements contained in this Annual Report on Form 10-K, as described above.

Trademarks, Service Marks and Trade Names

The Company owns or has rights to use a number of registered and common law trademarks, trade names and service marks in connection with its business, including, but not limited to, Bluegreen, Bluegreen Resorts, Bluegreen Vacations, Bluegreen Traveler Plus, Bluegreen Vacation Club, Bluegreen Wilderness Club at Big Cedar and the Bluegreen Logo. This Annual Report on Form 10-K also refers to trademarks, trade names and service marks of other organizations. Without limiting the generality of the preceding sentence, World Golf Village is registered by World Golf Foundation, Inc.; Big Cedar, Cabela’s and Bass Pro Shops are registered by Bass Pro Trademarks, LP; RCI is registered by RCI, LLC; Ascend, Ascend Hotel Collection, Ascend Resort Collection, Choice Privileges, Comfort Inn, Comfort Suites, Quality Inn, Sleep Inn, Clarion, Clarion Pointe, Cambria hotels, MainStay Suites, Woodspring Suites, Econo Lodge and Rodeway Inn are registered by Choice Hotels International, Inc.; and Suburban Extended Stay Hotel is registered by Suburban Franchise Systems, Inc. All trademarks, service marks or trade names referred to in this Annual Report on Form 10-K are the property of their respective holders. Solely for convenience, the trademarks, trade names and service marks referred to in this Annual Report on Form 10-K appear without the ® and ™ symbols, but such references are not intended to indicate in any way that the owner will not assert, to the fullest extent under applicable law, all rights to such trademarks, trade names and service marks.

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

Risks Related to BVH at its Holding Company Level and to Ownership of its Class A Common Stock and Class B Common Stock

•BVH is a holding company which primarily relies on dividends from Bluegreen to service its debt, including its outstanding $50.0 million note to BBX Capital, and to fund its other cash requirements.

•The relative fixed voting percentages of our Class A Common Stock and Class B Common Stock and the control position of Alan B. Levan, John E. Abdo, Jarett S. Levan and Seth M. Wise may have an adverse impact on the market price of such securities.

•Provisions in our Amended and Restated Articles of Incorporation and Bylaws may make it difficult for a third party to acquire us and could impact the price of the Company’s Class A Common Stock and Class B Common Stock.

•Acquisitions may reduce earnings, require additional financing and expose the Company to additional risks.

•Substantial sales of our Class A Common Stock or Class B Common Stock (or the perception of future sales) could adversely affect the market price of such securities.

•The Company has suspended the payment of regular quarterly cash dividends and may not resume paying dividends in the future.

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

•Bluegreen is subject to risks associated with its management of resort properties and, with respect to properties not managed by Bluegreen, risks associated with its dependence on the managers of those resorts.

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

•Bluegreen’s insurance policies may not cover potential losses.

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

Risks Related to Technology, Privacy and Intellectual Property Rights

•Bluegreen would be adversely impacted if it fails to maintain the integrity of internal or customer data.

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

Item 1. Business.

Overview

The Company’s sole activities relate to the activities of Bluegreen, a leading vacation ownership company that markets and sells VOIs and manages resorts in popular leisure and urban destinations. Bluegreen, which was previously a 93% owned subsidiary of the Company became a wholly owned subsidiary of the Company in May 2021 as a result of the statutory short-form merger described below.

On September 30, 2020, the Company completed its spin-off of BBX Capital, Inc. (“BBX Capital”). BBX Capital was a wholly owned subsidiary of the Company prior to the spin-off and became a separate public company as a result of the spin-off. BBX Capital holds all of the historical business and investments of the Company other than the Company’s investment in Bluegreen. BBX Capital and its subsidiaries are presented as discontinued operations in the Company’s financial statements.

In connection with the spin-off, the Company’s name was changed from BBX Capital Corporation to Bluegreen Vacations Holding Corporation. The Company also issued a $75.0 million note payable to BBX Capital (of which $50.0 million remained outstanding at December 31, 2021). The note accrues interest at a rate of 6% per annum and requires payments of interest on a quarterly basis. Under the terms of the note, the Company has the option in its discretion to defer interest payments under the note, with interest on the entire outstanding balance thereafter to accrue at a cumulative, compounded rate of 8% per annum until such time as the Company is current on all accrued payments under the note, including deferred interest. All remaining outstanding amounts under the note will become due and payable in September 2025 or earlier upon certain other events.

On May 5, 2021, the Company acquired all of the approximately 7% of the outstanding shares of Bluegreen’s common stock not previously owned by the Company through a statutory short-form merger under Florida law. In connection with the merger, Bluegreen’s shareholders (other than the Company) received 0.51 shares of the Company’s Class A Common Stock for each share of Bluegreen’s common stock that they held at the effective time of the merger (subject to rounding up of fractional shares). The Company issued approximately 2.66 million shares of its Class A Common Stock in connection with the merger. As a result of the completion of the merger, Bluegreen became a wholly owned subsidiary of the Company and its common stock was no longer publicly traded.

In July 2020, the Company effected a one-for-five reverse split of its Class A Common Stock and Class B Common Stock. Share and per share amounts set forth herein have been retroactively adjusted to reflect the one-for-five reverse stock split as if it had occurred as of January 1, 2019.

Our Business

Bluegreen is a leading vacation ownership company that markets and sells VOIs and manages resorts in popular leisure and urban destinations. Bluegreen’s resort network includes 45 Club Resorts (resorts in which owners in the Bluegreen Vacation Club (“Vacation Club”) have the right to use most of the units in connection with their VOI ownership) and 23 Club Associate Resorts (resorts in which owners in the Vacation Club have the right to use only a limited number of units in connection with their VOI ownership). These Club Resorts and Club Associate Resorts are primarily located in high-volume, “drive-to” vacation locations, including Orlando, Las Vegas, Myrtle Beach, Charleston and New Orleans, among others. Through Bluegreen’s points-based system, the approximately 217,000 owners in the Vacation Club have the flexibility to stay at units available at any of Bluegreen’s resorts and have access to over 11,300 other hotels and resorts through partnerships and exchange networks. Bluegreen’s sales and marketing platform is supported by marketing relationships with nationally-recognized consumer brands, such as Bass Pro and Choice Hotels. The Company believes these marketing relationships help generate sales within its core demographic, which is described below.

Bluegreen’s vacation ownership business consists of the sale of VOIs in resorts that Bluegreen has developed or acquired, VOIs it has purchased under just-in-time (“JIT”) arrangements with third-party developers and VOIs acquired from secondary market sources (together referred to as “Bluegreen owned VOI sales”). Further, Bluegreen utilizes its expertise and infrastructure to derive a portion of its revenue from sales of VOIs owned by third-party developers pursuant to which Bluegreen is paid a commission (“fee-based sales”). In addition, Bluegreen provides resorts and resort developers with other fee-based services, including resort management, mortgage servicing, title services and construction management. Bluegreen also offers financing to qualified VOI purchasers, which generates significant interest income.

(1)Excludes “Other Income, Net”.

The Vacation Club has grown from approximately 170,000 owners as of December 31, 2012 to approximately 217,000 owners as of December 31, 2021. The average Vacation Club owner is 48 years old and has an average annual household income of approximately $83,000. According to U.S. census data, households with an annual income of $50,000 to $100,000 represents approximately 29% of the total population. Bluegreen believes its ability to effectively scale the transaction size to suit its customer, as well as its high-quality, conveniently-located, “drive-to” resorts are key factors in attracting its core target demographic.

Impact of the COVID-19 Pandemic

The COVID-19 pandemic caused an unprecedented disruption in the U.S. and global economies and the industries in which the Company operates due to, among other things, government ordered “shelter in place” and “stay at home” orders and advisories, travel restrictions, and restrictions on business operations, including government guidance with respect to travel, public accommodations, social gatherings, and related matters. These disruptions and the reaction of the general public to the pandemic had a significant adverse impact on Bluegreen's financial condition and operations throughout 2020, including, without limitation, due to the temporary closure beginning in March 2020 of all of Bluegreen’s VOI sales centers, its retail marketing operations at Bass Pro Shops and Cabela’s stores and outlet malls, and its Choice Hotels call transfer program, Bluegreen’s cancellation of existing owner reservations through May 15, 2020 and new prospect guest tours through June 30, 2020, and the temporary closure of certain of Bluegreen’s Club Resorts and Club Associate Resorts in accordance with government mandates and advisories. While adverse conditions continued during 2021, including as a result of the emergence of new variants such as the Delta variant and Omicron variant (which emerged as a variant of concern during the fourth quarter of 2021), Bluegreen’s business and results generally improved during 2021.

As of December 31, 2021, Bluegreen was operating marketing kiosks at 128 Bass Pro Shops and Cabela’s stores, including 28 new Cabela’s locations and 2 new Bass Pro locations opened during the year ended December 31, 2021; the Choice Hotels call transfer program was close to pre-pandemic volume; and all of Bluegreen’s VOI sales centers and resorts were open, except for one resort and sales center in Surfside, Florida which was closed due to conditions unrelated to the pandemic.  Further, resort occupancy rates were approximately 81% at resorts with sales centers for the year ended December 31, 2021 and we sold approximately 211,000 vacation packages in 2021 compared to approximately 132,000 in 2020. Additionally, Bluegreen’s pipeline of vacation packages was 187,200 at December 31, 2021 compared to 121,900 at December 31, 2020, which we believe reflected the impact of the temporary cessation of marketing activities at the outset of the COVID-19 pandemic. We believe that the increase in sales of VOIs in 2021 reflects the improvement in general economic conditions despite continued COVID-19 cases, federal mandates, and higher inflation levels during the year.

While we hope that conditions in the travel and leisure industry continue to improve, the continued future impact of the pandemic and its impact on the Company is uncertain. Various state and local government officials may in the future issue new or revised orders that are different than the ones under which we are currently operating. It is impossible to predict the duration and severity of the pandemic and the likely impact of the pandemic on the Company’s future revenues, net income and other operating results. See “Risk Factors - The COVID-19 pandemic has had, and the current and uncertain future outlook of the pandemic may to continue to have, a significant adverse effect on Bluegreen’s business, financial condition, liquidity and results of operations.”

Products

Vacation Ownership Interests

Since entering the vacation ownership industry in 1994, Bluegreen has generated over 769,000 VOI sales transactions. Vacation Club owners receive an annual or biennial allotment of “points” in perpetuity (supported by an underlying deeded VOI held in trust for the owner) that may be used to stay at any of Bluegreen’s 45 Club Resorts and 23 Club Associate Resorts. Vacation Club owners can use their points to stay in resorts for varying lengths of time, starting at a minimum of two nights. The number of points required for a stay at a resort depends on a variety of factors, including resort location, size of the unit, vacation season and the days of the week. Under this system, Vacation Club owners can select vacations according to their schedules, space needs and available points. Subject to certain restrictions and fees, Vacation Club owners are typically allowed to carry over any unused points for one year and to “borrow” points from the next year.

Each of Bluegreen’s Club Resorts and Club Associate Resorts is managed by an HOA, which is governed by a board of directors or trustees. The board hires a management company to which it delegates many of the responsibilities of the HOA, including landscaping, security, housekeeping, garbage collection, utilities, insurance procurement, laundry and repairs and maintenance. Vacation Club owners pay annual maintenance fees which cover the costs of operating all of the resorts in the Vacation Club system, including fees for real estate taxes and reserves for capital improvements. If a Vacation Club owner does not pay such charges, his or her use rights may be suspended and ultimately terminated, subject to the applicable lender’s first mortgage lien, if any, on such owner’s VOI. Bluegreen provides management services to 49 resorts and the Vacation Club through contractual arrangements with HOAs. Bluegreen has a 100% renewal rate on management contracts from Club Resorts.

The Vacation Club’s points-based platform offers owners significant flexibility. As reflected in the chart below, basic Vacation Club ownership entitles owners to use their points to stay at any of Bluegreen’s 45 Club Resorts and 23 Club Associate Resorts, as well as to access more than 4,200 resorts available through the Resort Condominiums International, LLC (“RCI”) exchange network. For a nominal annual fee and transaction fees, Vacation Club owners can join and utilize the Traveler Plus program, which enables them to use their points to access an additional 46 direct exchange resorts, and other vacation experiences. Traveler Plus members can also directly use their Vacation Club points for stays in Choice Hotels’ Ascend Hotel Collection properties and Cambria Hotels and other benefits. Overall, there are more than 7,000 hotels in the Choice Hotels network, located in over 40 countries and territories, and Choice Hotels’ brands include the Ascend Hotel Collection, Comfort Inn, Comfort Suites, Quality Inn, Sleep Inn, Clarion, Clarion Pointe, Cambria Hotels and Suites, MainStay Suites, Suburban Extended Stay Hotel, Econo Lodge, Rodeway Inn, WoodSpring Suites and Everhome Suites. In addition, Vacation Club owners can convert their Vacation Club points into Choice Privileges points, which can be used for stays in Choice Hotels’ properties Bluegreen continuously seeks new ways to provide value to its Vacation Club owners, including enhanced product offerings, new resort locations, broader vacation experiences and further technological innovation, all of which are designed to increase guest satisfaction.

Basic ownership[1]:
(100% of owners)

bluegreenvacations

68 quality resorts in popular destinations

RCI

4,200 resorts in 110+ countries

Significant vacation flexibility, including destination, length of stay and borrow-and-save options[2]

bluegreenvacations

The Bluegreen Vacation Club provides access to a variety of destinations and resort types

Optional Traveler Plus™ program:
$59.00 incremental annual fee
(65% of owners)[3]

CHOICE HOTELS

prizzma

SELECT CONNECTIONS

350+ internal direct exchange resorts

Additional vacation options

Coast to Coast

Owner Adventures

Discounts at various hotels, restaurants, retail and leisure establishments and rental car agencies

(1) Requires annual payment of maintenance fees and club dues to the Vacation Club.
(2) Ability to borrow additional points for 1 year and in most cases rollover up to 1 year's worth of points for a one-time fee.
(3) Membership as of December 31, 2021.

Approximately 65% of Vacation Club owners were enrolled in Traveler Plus as of December 31, 2021. During the year ended December 31, 2021, approximately 9% of Vacation Club owners utilized the RCI exchange network. Historically, the owner utilization of RCI has been between 4% and 9%.

Vacation Club Resort Locations

As shown in the map below, Vacation Club resorts are primarily located on the U.S. East Coast and Midwest. The 46 direct-exchange resorts available to Traveler Plus members are concentrated along the West Coast and Hawaii. The Company believes that, together, this provides a broad geographic offering of resorts available to Vacation Club owners.

WA
OR
CA
NV
ID
MT
WY
UT
AZ
CO
NM
ND
SD
NE
KS
OK
TX
MN
IA
MO
AR
LA
WI
IL
MI
IN
OH
KY
TN
MS
AL
GA
FL
SC
NC
VA
WV
PA
NY
MD
DE
NJ
CT
MA
VT
NH
ME
Bluegreen Club Resorts (42)
Bluegreen Club Resorts - Big Cedar JV (3)
Bluegreen Club Associate Resorts (23)
Kauai
Niihau
Oahu
Molokai
Lanai
Maui
Hawaii
ARUBA
Percent of Owner Population by State
6-10%
4-5%
2-3%
< 2%

Vacation Club resorts are primarily “drive-to” resort destinations as approximately 88% of Bluegreen’s Vacation Club owners live within a four-hour drive of at least one resort. Bluegreen resorts are generally located in popular vacation destinations, such as Florida, South Carolina, North Carolina, Tennessee, Virginia, Texas, Louisiana, and Nevada, and represent a diverse mix of resort and urban destinations, allowing Vacation Club owners the ability to customize their vacation experience. In addition, Bluegreen offers Vacation Club owners access to Aruba.

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

Bluegreen resorts typically feature condominium-style accommodations with amenities such as fully equipped kitchens, entertainment centers and in-room laundry appliances. Many resorts feature a clubhouse (including a pool, game room and lounge), hotel-type staff and concierge services.

Bluegreen also owns a 51% interest in Bluegreen/Big Cedar Vacations, which develops, markets and sells VOIs at three premier wilderness-themed resorts adjacent to Table Rock Lake near Branson, Missouri: The Bluegreen Wilderness Club at Big Cedar, The Cliffs at Long Creek and Paradise Point. The remaining 49% interest in Bluegreen/Big Cedar Vacations is held by Big Cedar, LLC, an affiliate of Bass Pro. As a result of Bluegreen’s controlling interest in Bluegreen/Big Cedar Vacations, the Company’s consolidated financial statements include the results of operations and financial condition of Bluegreen/Big Cedar Vacations.

Vacation Club Resorts

	Club Resorts	Location	Total units (1)	Managed by Bluegreen (2)	Sales center (5)
1	Cibola Vista Resort and Spa	Peoria, Arizona	343	✓	✓
2	La Cabana Beach Resort & Casino(3)	Oranjestad, Aruba	449
3	The Club at Big Bear Village	Big Bear Lake, California	38	✓
4	The Innsbruck Aspen	Aspen, Colorado	17	✓
5	Via Roma Beach Resort	Bradenton Beach, Florida	28	✓
6	Daytona SeaBreeze	Daytona Beach Shores, Florida	78	✓	✓
7	Resort Sixty-Six	Holmes Beach, Florida	28	✓
8	The Hammocks at Marathon	Marathon, Florida	58	✓
9	The Fountains, Lake Eve and Oasis Lakes	Orlando, Florida	842	✓	✓
10	Orlando’s Sunshine Resort I & II	Orlando, Florida	84	✓
11	Casa del Mar Beach Resort	Ormond Beach, Florida	118	✓
12	Grande Villas at World Golf Village & The Resort at World Golf Village	St. Augustine, Florida	214	✓	✓
13	Bluegreen at Tradewinds	St. Pete Beach, Florida	160	✓	✓
14	Solara Surfside	Surfside, Florida	60	✓	(7)
15	Studio Homes at Ellis Square	Savannah, Georgia	28	✓	✓
16	The Hotel Blake	Chicago, Illinois	160	✓	✓
17	Bluegreen Club La Pension	New Orleans, Louisiana	64	✓	(6)
18	Marquee	New Orleans, Louisiana	94	✓	✓
19	The Soundings Seaside Resort	Dennis Port, Massachusetts	69	✓
20	Mountain Run at Boyne & Hemlock	Boyne Falls, Michigan	205	✓	✓
21	The Falls Village	Branson, Missouri	293	✓	✓
22	Paradise Point Resort(4)	Hollister, Missouri	150	✓
23	Bluegreen Wilderness Club at Big Cedar(4)	Ridgedale, Missouri	442	✓	✓
24	The Cliffs at Long Creek(4)	Ridgedale, Missouri	106	✓
25	Bluegreen Club 36	Las Vegas, Nevada	476	✓	✓
26	South Mountain Resort	Lincoln, New Hampshire	116	✓	✓
27	Blue Ridge Village I,II and III	Banner Elk, North Carolina	132	✓
28	Club Lodges at Trillium	Cashiers, North Carolina	58	✓
29	The Suites at Hershey	Hershey, Pennsylvania	78	✓
30	The Lodge Alley Inn	Charleston, South Carolina	90	✓	✓
31	King 583	Charleston, South Carolina	50	✓
32	Carolina Grande	Myrtle Beach, South Carolina	118	✓	✓
33	Harbour Lights	Myrtle Beach, South Carolina	324	✓	✓
34	Horizon at 77th	Myrtle Beach, South Carolina	88	✓
35	SeaGlass Tower	Myrtle Beach, South Carolina	136	✓
36	Shore Crest Vacation Villas I & II	North Myrtle Beach, South Carolina	240	✓	✓
37	MountainLoft I & II	Gatlinburg, Tennessee	394	✓	✓
38	Laurel Crest	Pigeon Forge, Tennessee	298	✓	✓
39	Eilan Hotel and Spa	San Antonio, Texas	163	✓	✓
40	Shenandoah Crossing	Gordonsville, Virginia	136	✓	✓
41	Bluegreen Wilderness Traveler at Shenandoah	Gordonsville, Virginia	146	✓
42	BG Patrick Henry Square	Williamsburg, Virginia	130	✓	✓
43	Parkside Williamsburg Resort	Williamsburg, Virginia	107	✓
44	Bluegreen Odyssey Dells & Pirate's Lodge	Wisconsin Dells, Wisconsin	92	✓
45	Christmas Mountain Village	Wisconsin Dells, Wisconsin	381	✓	✓
		Total Units	7,881

	Club Associate Resorts	Location	Managed by Bluegreen (2)
1	Paradise Isle Resort	Gulf Shores, Alabama
2	Shoreline Towers Resort	Gulf Shores, Alabama
3	Dolphin Beach Club	Daytona Beach Shores, Florida	✓
4	Fantasy Island Resort II	Daytona Beach Shores, Florida	✓
5	Mariner’s Boathouse and Beach Resort	Fort Myers Beach, Florida
6	Tropical Sands Resort	Fort Myers Beach, Florida
7	Windward Passage Resort	Fort Myers Beach, Florida
8	Gulfstream Manor	Gulfstream, Florida	✓
9	Outrigger Beach Club	Ormond Beach, Florida
10	Landmark Holiday Beach Resort	Panama City Beach, Florida
11	Ocean Towers Beach Club	Panama City Beach, Florida
12	Panama City Resort & Club	Panama City Beach, Florida
13	Surfrider Beach Club	Sanibel Island, Florida
14	Petit Crest Villas and Golf Club Villas at Big Canoe	Marble Hill, Georgia
15	Pono Kai Resort	Kapaa (Kauai), Hawaii
16	The Breakers	Dennis Port, Massachusetts	✓
17	Lake Condominiums at Big Sky	Big Sky, Montana
18	Foxrun Townhouses	Lake Lure, North Carolina
19	Sandcastle Village II	New Bern, North Carolina
20	Waterwood Townhouses	New Bern, North Carolina
21	Bluegreen at Atlantic Palace	Atlantic City, New Jersey
22	The Manhattan Club	New York, New York
23	Players Club	Hilton Head Island, South Carolina

(1)Represents the total number of units at the Club Resort. Owners in the Vacation Club have the right to use most of the units at each Club Resort in connection with their VOI ownership.

(2)Resorts managed by Bluegreen Resorts Management, Inc., Bluegreen’s wholly-owned subsidiary (“Bluegreen Resorts Management”).

(3)This resort is managed by Casa Grande Cooperative Association I, which has contracted with Bluegreen Resorts Management to provide management consulting services to the resort. The services provided by Bluegreen Resorts Management to this resort pursuant to such agreement are similar in nature to, but less extensive than, the services provided by Bluegreen or its subsidiaries to the other resorts listed in the table as “Managed by Bluegreen.” Further, Vacation Club owners can access or partially access 447 units of the 449 units at this resort.

(4)This resort is developed, marketed and sold by Bluegreen/Big Cedar Vacations.

(5)In addition to the sales centers identified in the table, Bluegreen also operates a sales center in Memphis, Tennessee.

(6)Due to local restrictions resulting from the COVID-19 pandemic, this sales center was consolidated with the Marquee sales center, which is close in proximity to Bluegreen Club La Pension.

(7)This resort and sales center are temporarily closed.

Marketing and Sale of Inventory

VOI sales are typically generated by attracting prospective customers (“guests”) to tour a resort and attend a sales presentation (a “guest tour”). Bluegreen’s sales and marketing platforms utilize a variety of methods to attract prospective customers, drive guest tour flow and sell VOIs in its Vacation Club. Bluegreen utilizes marketing alliances with nationally-recognized brands, which provide access to venues which target consumers generally matching Bluegreen’s core demographic. In addition, guests are sourced through programs which generate leads at high-traffic venues and in high-density tourist locations and events, as well as through referrals from existing owners and other guests at Bluegreen’s properties.

Many of Bluegreen’s marketing programs intended to attract prospective customers involve the sale of a discounted vacation package that typically includes a two to three night stay in close proximity to one of Bluegreen’s sales offices and requires participation in a guest tour. Vacation packages may be sold either in retail brick and mortar establishments, such as Bass Pro and Cabela’s stores and malls, through Bluegreen’s call transfer program with Choice, or via telemarketing. During the year ended December 31, 2021, Bluegreen sold approximately 211,000 vacation packages and 26% of its VOI sales were made to guests who had previously purchased a vacation package and attended a guest tour. As of December 31, 2021, Bluegreen had a pipeline of over 187,000 vacation packages sold to new customers. While there is no assurance that this will continue to be the case, prior to the impact of COVID-19 on travel, historically approximately 40% to 42% of vacation packages resulted in a timeshare tour within twelve months of purchase. In addition to vacation packages sold to new prospects, as reflected in the discussion above, Bluegreen also sells vacation packages to customers who have already toured and purchased a VOI, and have indicated

they would tour again. As of December 31, 2021, the pipeline included approximately 15,000 of such packages. There is no assurance that such packages will convert to sales at historical or expected levels.

Bluegreen Vacations Unlimited (“BVU”), Bluegreen’s wholly-owned subsidiary, has an exclusive marketing agreement with Bass Pro, a nationally-recognized retailer of fishing, marine, hunting, camping and sports gear, that provides BVU with the right to market and sell vacation packages at kiosks in Bass Pro’s and Cabela’s retail locations and through other means. The Company believes that Bass Pro has a loyal customer base that strongly matches Bluegreen’s core demographic.

During the years ended December 31, 2021, 2020, and 2019, VOI sales to prospects and leads generated by the agreement with Bass Pro accounted for approximately 19%, 12% and 13%, respectively, of VOI sales volume. As of December 31, 2021, Bluegreen was operating marketing kiosks at 128 Bass Pro Shops and Cabela’s stores, including 28 new Cabela’s marketing locations and 2 new Bass Pro marketing locations opened during 2021.

Bluegreen also has an exclusive strategic relationship with Choice Hotels that involves several areas of its business, including a sales and marketing alliance that enables Bluegreen to leverage Choice Hotels’ brands, customer relationships and marketing channels to sell vacation packages. Vacation packages are sold through customer reservation calls transferred to Bluegreen from Choice Hotels. Bluegreen’s strategic relationship with Choice Hotels began in 2013 and was extended in August 2017 for a 15 year term, with an additional 15-year renewal term thereafter unless either party elects not to renew the arrangement.

The Company believes that its diverse strategic marketing alliances (including those with Bass Pro, Choice Hotels and other local and national marketing programs) provides a potential strategic advantage over certain of its competitors that rely primarily on relationships with their affiliated hotel brands to drive lead generation and new owner growth. The Company’s goal is to identify marketing partners with brands that attract its targeted owner demographic and to build successful marketing relationships with those partners. In addition to the programs described above, Bluegreen may also engage in other local and national marketing programs from time to time.

In addition to sales to new customers, Bluegreen seeks to sell additional VOI points to its existing Vacation Club owners. These sales generally have lower marketing costs and result in higher operating margins than sales generated through other marketing channels. During the years ended December 31, 2021, 2020, and 2019, sales to existing Vacation Club owners accounted for 54%, 64% and 55%, respectively, of Bluegreen’s system-wide sales of VOIs. Bluegreen targets a balanced mix of new customer and existing Vacation Club owner sales to support its goal of sustainable long-term growth. While there is no assurance that it will be the case in the future, Bluegreen believes that the variety of its marketing relationships has historically facilitated a healthy mix of new owner sales vs. existing owner sales that compare favorably to its competitors.

Bluegreen operates 24 sales centers, typically located adjacent to Bluegreen’s resorts. As of December 31, 2021, Bluegreen had over 3,300 employees dedicated to VOI sales and marketing. Bluegreen typically utilizes a uniform sales process and offers ongoing training for its sales personnel with the goal of maintaining strict quality control policies. During the year ended December 31, 2021, 97% of Bluegreen’s sales were generated from 20 of Bluegreen’s sales centers which focus on both new customer and existing Vacation Club owner sales. Bluegreen’s remaining 4 sales centers are primarily focused on sales to existing Vacation Club owners staying at the respective resort. Bluegreen also utilizes telesales operations to sell additional VOIs to Vacation Club owners.

VOI Inventory Sourcing

The Company’s business model is designed to give it potential flexibility to capitalize on opportunities and adapt to changing market environments. The Company has the ability to adjust its targeted mix of sales of Bluegreen owned VOI inventory vs. fee-based owned VOI inventory, sales to new customers vs. existing Vacation Club owners, and cash vs. financed sales. While the Company may pursue opportunities that primarily impact its short-term results, the long-term goal is to achieve sustained growth while maximizing earnings and cash flow.

Bluegreen Owned VOI Inventory

Bluegreen owned VOI inventory includes VOIs in resorts that Bluegreen has developed or acquired in addition to VOI inventory acquired pursuant to JIT and secondary market arrangements. Sales of VOIs from Bluegreen owned VOI inventory comprised 69% of system-wide sales of VOIs during the year ended December 31, 2021. Bluegreen holds the notes receivable originated in connection with sales of Bluegreen owned VOI inventory. Bluegreen also typically holds the HOA management contract associated with these resorts.

Bluegreen enters into JIT VOI inventory acquisition agreements with third-party developers that allow Bluegreen to buy VOI inventory in close proximity to when it intends to sell such VOIs. While Bluegreen typically enters into such arrangements on a non-committed basis, Bluegreen may engage in committed arrangements under certain circumstances. Similar to fee-based inventory, JIT VOI inventory does not expose Bluegreen to risk for development financing. However, acquisition of VOI inventory through JIT arrangements are at a higher cost compared to VOIs acquired or developed and VOI inventory acquired pursuant to secondary market sources.

From time to time, Bluegreen acquires VOI inventory from HOAs and other owners generally on a non-committed basis. These VOIs are typically obtained by the applicable HOA through foreclosure or termination in connection with HOA maintenance fee defaults or from charities to which a consumer has donated their VOI and from the HOA through the HOA’s exercise of its right of first refusal. In these cases, Bluegreen generally purchases VOIs from these secondary market sources at a significant discount to retail price.

Fee-Based or Third Party Developer Owned VOI Inventory

Bluegreen offers sales and marketing services to third-party developers for a commission. Under these arrangements, which are typically entered into on a non-committed basis, Bluegreen sells third-party developers’ VOIs as Vacation Club interests through Bluegreen’s sales and marketing platform. Bluegreen also provides third-party developers with administrative services, periodic reporting and analytics through Bluegreen’s proprietary software platform. Bluegreen seeks to structure the fee for these services to cover selling and marketing costs, plus an operating profit. Historically, Bluegreen has targeted a commission rate of 65% to 75% of the VOI sales price. Sales of third-party developer owned VOIs comprised 31% of system-wide sales of VOIs during the year ended December 31, 2021. Notes receivable originated in connection with sales of third-party developer owned VOIs are held by the third-party developer and, in certain cases, are serviced by Bluegreen for an additional fee. In connection with sales of fee-based inventory, Bluegreen is not at risk for development financing and has no capital requirements, thereby potentially increasing return on invested capital, or ROIC. Bluegreen also typically holds the HOA management contract associated with these resorts.

Future VOI Inventory

The retail value of Bluegreen owned completed VOI inventory increases or decreases from period to period due to the acquisition of inventory through JIT and secondary market arrangements, development of new VOIs, reacquisition of VOIs through notes receivable defaults and changes to VOI sales prices and completed VOI sales. As of December 31, 2021 and 2020, Bluegreen owned completed VOI inventory (excluding units not currently being marketed as VOIs, such as model units) and had access to additional completed VOI inventory through fee-based and JIT arrangements having a retail sales value as follows (dollars are in thousands and represent the then-estimated retail sales value):

	As of December 31,
Inventory Source	2021	2020
Bluegreen owned completed VOI inventory	$1,172,367	$1,183,230
Fee-based VOI inventory	132,266	221,103
Total	$1,304,633	$1,404,333

Based on current estimates and expectations, the Company believes this inventory, combined with inventory being developed by Bluegreen or its third-party developer clients, and inventory that it may reacquire in connection with mortgage and maintenance fee defaults, can support its VOI sales at its current levels for approximately four years. The Company is focused on strategically expanding its inventory through development at certain of its resorts over the next several years. The Company intends to continue to strategically evaluate opportunities to develop or acquire VOI inventory in key strategic markets where it identifies growing demand and where it currently has or expects to have a significant marketing and sales network. Sales of third-party developer owned VOIs is expected to decrease as a percentage of system-wide sales of VOIs compared to prior years as the Company continues its efforts to increase Bluegreen owned VOI sales in the future.

During the years ended December 31, 2021 and 2020, the estimated retail sales value and cash purchase price of the VOIs Bluegreen acquired through secondary market arrangements were as follows (dollars in thousands):

	Year Ended December 31,
	2021	2020
Estimated retail sales value	$210,743	$103,134
Cash purchase price	$5,884	$4,558

Active development activities consist primarily of additional VOI units being developed at The Bluegreen Wilderness Club at Big Cedar in Ridgedale, Missouri, The Club at Big Bear in Big Bear Lake, California and The Bluegreen Vacations Mountain Loft Resort in Gatlinburg, Tennessee.

Management and Other Fee-Based Services

The Company earns recurring management fees for providing services to HOAs. These management services include oversight of front desk, housekeeping, maintenance as well as certain accounting and administrative functions. The Company believes its management contracts yield highly predictable cash flows that do not have the traditional risks associated with hotel management contracts that are linked to daily rate or occupancy. Bluegreen’s management contracts are typically structured as “cost-plus” management fees, pursuant to which it generally earns fees equal to 10% to 12% of the costs to operate the applicable resort. These agreements generally have an initial term of three years with automatic one year renewals. As of December 31, 2021, Bluegreen provided management services to 49 resorts. The Company also earns recurring management fees for providing services to the Vacation Club. The services to the Vacation Club include managing the reservation system and providing owner billing and collection services. Bluegreen’s management contract with the Vacation Club currently provides for reimbursement of its costs plus a fee equal to $10 per Vacation Club owner. The Company may seek to expand its management services business, including to provide hospitality management services to hotels for third parties.

In addition to HOA and club management services, the Company also provides other fee-based services that produce revenue without the significant capital investment generally associated with the development and acquisition of resorts. These services include title and escrow services for fees in connection with the closing of VOI sales, servicing notes receivable held by third parties (typically a fee equal to 1.5% of the principal balance of the serviced portfolio), and construction management services for third-party developers (typically fees equal to 4% of the cost of construction of the project). The Company also receives revenue from retail and food and beverage operations at certain resorts.

Customer Financing

The Company generally offers qualified purchasers financing for up to 90% of the purchase price of VOIs. The typical financing provides for a term of ten years and a fixed interest rate that is determined based on the FICO score of the borrower, the amount of the down payment and existing ownership, is fully amortizing in equal installments, and may be prepaid without penalty. Purchasers may receive an additional 1% discount on the interest rate by participating in a pre-authorized payment plan. As of December 31, 2021, approximately 93% of the Bluegreen’s serviced VOI notes receivable participated in the pre-authorized payment plan. During the year ended December 31, 2021, the weighted-average interest rate on the Company’s VOI notes receivable was 15.3%.

VOI purchasers are generally required to make a down payment or have equity in an existing VOI of at least 10% of the sales price. As part of the Company’s efforts to manage operating cash flows, it currently incentivizes its sales associates to encourage cash sales and higher down payments on financed sales, with a target of 40-45% of the VOI sales price collected in cash. Bluegreen also promotes a point-of-sale credit card program sponsored by a third-party financial institution. Including down payments received on financed sales, approximately 41% of system-wide sales of VOIs during the year ended December 31, 2021 were paid in cash within approximately 30 days from the contract date.

See “Sales/Financing of Receivables” below for additional information regarding the Company’s receivable financing activities.

Loan Underwriting

The Company generally does not originate financing to customers with FICO scores below 600. However, it may provide financing to customers with no FICO score or a FICO score between 575 and 599 if the customer makes a minimum down payment of 20%. For loans made during 2021, the borrowers’ weighted-average FICO score after a 30-day, “same as cash” period from the point of sale was 723. Further information is set forth in the following table:

FICO Score	Percentage of originated and serviced VOI receivables
No Score (1)	1.0%
<600	1.0%
600 - 699	35.0%
700+	63.0%

(1)Financing to customers for which the obligor did not have a FICO score.

Collection Policies

Financed VOI sales originated by the Company utilize a note and mortgage. Collection efforts related to these VOI notes receivable are managed by Bluegreen. Collectors are incentivized through a performance-based compensation program.

Bluegreen generally pursues collection efforts with respect to Vacation Club owners with outstanding loans secured by their VOI by mail, telephone and email (as early as 10 days past due). At 30 days past due, Bluegreen mails a collection letter to the owner if a U.S. resident advising that if the loan is not brought current, the delinquency will be reported to a credit reporting agency. At 60 days past due, Bluegreen mails a letter to the owner advising that he or she may be prohibited from making future reservations for lodging at a resort. At 90 days past due, the Company stops the accrual of, and reverses previously accrued but unpaid, interest on the note receivable and typically mails a notice informing the owner that unless the delinquency is cured within 30 days, Bluegreen may terminate the underlying VOI ownership. If an owner fails to bring the account current within the given timeframe, the loan is typically defaulted and the owner’s VOI is terminated. In that case, Bluegreen mails a final letter, typically at approximately 127 days past due, notifying the owner of the loan default and the termination of his or her beneficial interest in the VOI property. Thereafter, Bluegreen may seek to resell the VOI to a new purchaser. In certain cases, at its discretion, Bluegreen may not default the loan and terminate the underlying VOI, in which case the loan would remain delinquent.

Allowance for Loan Losses

The Company estimates uncollectible VOI notes receivable based on historical loss amounts for similar VOI notes receivable and does not consider the value of the underlying collateral. The Company holds large pools of homogeneous VOI notes receivable and assesses uncollectibility based on pools of receivables as it does not believe there are significant concentrations of credit risk with any individual counterparty or groups of counterparties. In estimating future loan losses, management does not use a single primary indicator of credit quality, but instead evaluates VOI notes receivable based upon a combination of factors, including a static pool analysis that incorporates the aging of the respective receivables, default trends, and prepayment rates by origination year, as well as the FICO scores of borrowers.

Substantially all defaulted VOI notes receivable result in the holder of such receivable acquiring the related VOI that secured such receivable, typically soon after default and at little or no cost. The reacquired VOI is then available for resale in the normal course of business.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information about the performance of the Company’s notes receivable portfolio.

Sales/Financing of Receivables

The Company’s ability to sell or borrow against its VOI notes receivable is an important factor in meeting its liquidity requirements. The vacation ownership business generally involves sales where a buyer is only required to pay 10% of the purchase price up front, while at the same time selling and marketing expenses related to such sales are primarily cash expenses that exceed the down payment amount. For the year ended December 31, 2021, sales and marketing expenses totaled approximately 55% of system-wide sales of VOIs. Accordingly, having facilities for the sale or hypothecation of VOI notes receivable, along with periodic term securitization transactions, have been critical factors in meeting the Company’s short and long-term cash needs. There are no assurances that sales, hypothecation or securitization of VOIs will be available in the future at acceptable terms or at all. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information about the Company’s VOI notes receivable purchase facilities and term securitizations.

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

The Company receives fees for servicing its securitized notes receivable. These fees are included as a component of interest income. Additionally, the Company earns servicing fee income from third-party developers in connection with its servicing of their loan portfolios under certain fee-based services arrangements, which is netted against the cost of mortgage servicing operations.

Bluegreen’s Core Operating and Growth Strategies

Grow VOI sales

Bluegreen’s goal is to utilize its sales and marketing platform to achieve VOI sales growth through the expansion of existing alliances, continued development of new marketing programs and additional VOI sales to Bluegreen’s existing Vacation Club owners. Bluegreen believes there are a number of opportunities within its existing marketing alliances to drive future growth. In addition to its marketing through Bass Pro, Bluegreen plans to enhance its marketing program through Choice Hotels’ call-transfer programs. In addition to existing programs, Bluegreen hopes to utilize its sales and marketing expertise to identify additional unique marketing relationships with nationally-recognized brands that resonate with its core demographic. Bluegreen will also continue to actively seek to sell additional VOI points to its existing Vacation Club owners, which typically involve significantly lower marketing costs and have higher conversion rates compared to sales to new customers. Bluegreen’s goal continues to be to expand and update its sales offices to more effectively convert tours generated by its marketing programs into sales. To this end Bluegreen has focused on identifying high traffic resorts where it believes increased investment in sales office infrastructure will yield strong sales results.

Continue to enhance Bluegreen’s Vacation Club experience

Bluegreen believes its Vacation Club offers owners exceptional value. Bluegreen’s Vacation Club offers owners access to its 45 Club Resorts and 23 Club Associate Resorts in popular vacation destinations, as well as access to over 11,300 other hotels and resorts and other vacation experiences, through partnerships and exchange networks. Bluegreen continues to seek to add value and flexibility to its Vacation Club membership and enhance the vacation experience of its Vacation Club owners, including through the addition of new destinations, the expansion of its exchange programs and the addition of new partnerships offering increased vacation options. Bluegreen also continuously seeks to improve its technology, including websites and applications, to enhance its Vacation Club owners’ experiences. Bluegreen believes its focus, combined with its high-quality customer service, will continue to enhance the Vacation Club experience, supporting Bluegreen’s objective to entice guests to vacation and drive sales to new owners and additional sales to existing Vacation Club owners.

Grow higher-margin, cash generating revenues

Bluegreen also seeks to grow its recurring revenues such as resort management and financing revenues. Bluegreen believes these revenues are generally more predictable and can grow with little additional investment in infrastructure and can potentially produce higher-margins.

Increase sales and operating efficiencies across all customer touch-points

Bluegreen is actively seeking to improve its operational execution across all aspects of its business. Bluegreen’s sales and marketing platform utilizes a variety of screening methods and data-driven analyses intended to identify and attract high-quality prospects to its sales offices in an effort to increase volume per guest (“VPG”), an important measure of sales efficiency. Bluegreen also intends to leverage its size, infrastructure and expertise to increase its operating efficiency and profitability and hopes to gain further operational efficiencies by streamlining its support operations, such as call centers, customer service, administration and information technology.

Pursue opportunistic strategic transactions

As part of our growth strategy, we may seek to acquire other VOI companies, resort assets, sales and marketing platforms, management companies and contracts, and other assets, properties and businesses, particularly where significant synergies and cost savings may be available. We believe Bluegreen’s flexible sales and marketing platform may make these transactions possible in a variety of economic conditions.

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

The vacation ownership industry was historically highly fragmented, with a large number of local and regional resort developers and operators having small resort portfolios of varying quality. The Company believes that the current growth in the vacation ownership industry has been driven by increased interest from resort developers and globally-recognized lodging and entertainment brands, increased interest from consumers seeking flexible vacation options, continued product evolution and geographic expansion. Approximately 9.9 million families (approximately 7.7% of U.S. households) own at least one VOI.

The average VOI owner is 40 years old and married and 81% have either graduated from or attended college. VOI owners have an average household income of over $85,000.

Regulation

The vacation ownership and real estate industries are subject to extensive and complex governmental regulation and as a consequence, the Company is subject to various federal, state, local, foreign, environmental, zoning, consumer protection and other laws, rules and regulations, including those regarding the acquisition, marketing and sale of VOIs, as well as various aspects of its financing operations. At the federal level, the Federal Trade Commission has taken an active regulatory role through the Federal Trade Commission Act, which prohibits unfair or deceptive acts or unfair competition in interstate commerce. In addition, many states have what are known as “Little FTC Acts” that apply to intrastate activity.

In addition to the laws applicable to the Company’s customer financing and other operations discussed below, it may be subject to the Fair Housing Act and various other federal laws, rules and regulations. The Company is also subject to various foreign laws with respect to La Cabana Beach Resort and Casino in Oranjestad, Aruba and Blue Water Resort at Cable Beach in Nassau, Bahamas. The cost of complying with applicable laws and regulations may be significant and while efforts are in place to monitor compliance, those efforts may not at all times be successful. Any failure to comply with current or future applicable laws or regulations could have a material adverse effect on the Company’s results and operations.

The vacation ownership product is subject to various regulatory requirements, including state and local approvals. In most states the Company is required to file with the jurisdictions a detailed offering statement describing its business and all material aspects of the project and sale of VOIs with the designated state authority. In addition, when required by state law, the Company provides its VOI purchasers with a public offering disclosure statement that contains, among other items, detailed information about the VOI product and the purchaser’s rights and obligations as a VOI owner. Laws in each state where the Company sells VOIs generally grant the purchaser of a VOI the right to cancel a purchase contract at any time within a specified rescission period following the earlier of the date the contract was signed or the date the purchaser received the last of the documents required to be provided by the Company. Most states have other laws that regulate the Company’s activities, which may include real estate licensure requirements, sellers of travel licensure requirements, anti-fraud laws, telemarketing laws, prize, gift and sweepstakes laws, and labor laws.

Under various federal, state and local laws, ordinances and regulations, the owner of real property is generally liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in, or emanating from, the property, as well as related costs of investigation and property damage. These laws often impose liability without regard to whether the property owner knew of the presence of such hazardous or toxic substances. The presence of these substances, or the failure to properly remediate these substances, may adversely affect a property owner’s ability to sell or lease a property or to borrow using the real property as collateral. Other federal and state laws require the removal or encapsulation of asbestos-containing material when such material is in poor condition or in the event of construction, demolition, remodeling or renovation. Other statutes may require the removal of underground storage tanks. Noncompliance with any of these and other environmental, health or safety requirements may result in the need to cease or alter operations or development at a property. In addition, certain state and local laws may impose liability on property developers including the Company with respect to construction defects discovered on the property or repairs made by future owners of such property. The development, management and operation of Bluegreen’s resorts are also subject to the Americans with Disabilities Act.

The Company’s marketing, sales and customer financing activities are also subject to extensive regulation, which can include, but is not limited to: the Truth-in-Lending Act and Regulation Z; the Fair Housing Act; the Fair Debt Collection Practices Act; the Equal Credit Opportunity Act and Regulation B; the Electronic Funds Transfer Act and Regulation E; the Home Mortgage Disclosure Act and Regulation C; the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”); Unfair or Deceptive Acts or Practices and Regulation AA; the Patriot Act; the Right to Financial Privacy Act; the Gramm-Leach-Bliley Act; the Fair and Accurate Credit Transactions Act; and anti-money laundering laws. Pursuant to the Dodd Frank Act, the Consumer Financial Protection Bureau (the “CFPB”) was created. The CFPB’s mandate is to protect consumers by carrying out federal consumer financial laws and to publish rules and forms that facilitate understanding of the financial implications of the transactions consumers enter into. Consistent with this mission, the CFPB amended Regulations X and Z to establish new disclosure requirements and forms pursuant to Regulation Z for most closed-end consumer credit transactions secured by real property. The practical impact upon the Company is the requirement to use a new Integrated Mortgage Disclosure Statement in lieu of the separate Good Faith Estimate and Closing Statement. In addition, Bluegreen’s term securitization transactions must comply with certain requirements of the Dodd-Frank Act, including risk retention rules.

Bluegreen’s management of, and dealings with, HOAs, including the purchase of defaulted inventory from HOAs in connection with secondary market arrangements, is subject to state laws and resort rules and regulations, including those with respect to the establishment of budgets and expenditures, rule-making and the imposition of maintenance assessments.

During the year ended December 31, 2021, approximately 4% of VOI sales were generated by marketing to prospective purchasers obtained through internal and third-party vendors’ outbound telemarketing efforts. The Company attempts to monitor the actions and legal and regulatory compliance of these third parties, but there are risks associated with the Company’s and such third parties’ telemarketing efforts. State and federal regulators have increased regulations and enforcement actions related to telemarketing operations, including requiring the adherence to state “do not call” laws. In addition, the Federal Trade Commission and Federal Communications Commission have implemented national “do not call” legislation. The Company has attempted to mitigate the risks associated with telemarketing through the use of  “permission based marketing,” whereby the Company obtains the permission of prospective purchasers to contact them in the future, thereby exempting such calls from the various “do not call” laws. The Company has also implemented policies and procedures that it believes reduce the possibility that individuals who have requested to be placed on a “do not call” list are not contacted, but such policies and procedures ensure strict regulatory compliance.

To date, no material fines or penalties have been imposed as a result of the Company’s telemarketing operations. However, the Company and its subsidiaries have been the subject of proceedings for violation of the telemarketing laws and other laws applicable to the marketing and sale of VOIs. See “Note 12 to the Audited Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.”

Competition

The Company competes with various high profile and well-established companies, many of which have greater liquidity and financial resources. Many of the world’s most recognized lodging, hospitality and entertainment companies develop and sell VOIs in resort properties. Major companies that now operate vacation ownership resorts directly, through subsidiaries or through strategic relationships include Marriott Vacations Worldwide Corporation, the Walt Disney Company, Hilton Grand Vacations, and Travel + Leisure Co. The Company also competes with numerous smaller owners and operators of vacation ownership resorts and from alternative lodging options available to consumers through both traditional methods of delivery as well as new web portals and applications, including private rentals of homes, apartments or condominium units, which have increased in popularity in recent years. The Company’s ability to remain competitive and to attract and retain customers depends on its customers’ satisfaction with its products and services as well as on distinguishing the quality, value, and efficiency of its products and services from those offered by its competitors. In the Company’s fee-based services business, it typically competes with Hilton Grand Vacations and Travel + Leisure Co. In addition to competing for sales leads, prospects and fee-based service clients, the Company competes with other VOI developers for marketing, sales and resort management personnel.

Seasonality

The Company has historically, and expects to continue to experience, seasonal fluctuations in its revenues and results of operations. This seasonality has resulted, and may continue to result, in fluctuations in quarterly operating results. Due to consumer travel patterns, the Company typically experiences more tours and higher VOI sales volume during the second and third quarters.

Human Resources

As of December 31, 2021, the Company had 5,586 employees, 481 of whom were located at its headquarters in Boca Raton, Florida. As of December 31, 2021, a total of 29 of the Company’s employees were covered by two collective bargaining agreements, which address the terms and conditions of their employment, including pay rates, working hours, certain employee benefits and procedures for settlement of labor disputes. The Company believes that its employee relations are good.

The performance of the Company’s employees is important to achievement of the Company’s business objectives. The Company seeks to offer market competitive compensation and benefit programs for its employees in an effort to attract and retain superior talent. In addition to competitive base wages, additional programs include incentive compensation plans, including long-term incentive plans, a company matched 401(k) plan, healthcare and insurance benefits, a tuition assistance program, health savings and flexible spending accounts, paid time off, family leave, and employee assistance programs.

The Company is committed to fostering an inclusive work environment that supports its workforce and the communities it serves. It is the Company’s policy to seek to hire the best qualified employees regardless of gender, ethnicity or other protected traits and to fully comply with all laws applicable to discrimination in the workplace.

Where You Can Find More Information

The Company’s website address is www.bvhcorp.com. Information on, or that may be accessed through, the Company’s website is not incorporated by reference herein, and references to the website URL of the Company in are intended to be inactive textual references only. The Company files or furnishes reports and other documents with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy and information statements, as well as amendments to these reports and documents as applicable. Copies of these reports and documents are available free of charge on the Company’s website as soon as reasonably practicable after they are filed or furnished with the SEC. The SEC also maintains a website at www.sec.gov where you can access free of charge the reports and other documents we file or furnish with the SEC.

Item 1A. Risk Factors

The Company is subject to various risks and uncertainties relating to Bluegreen’s business and to the ownership and value of its stock, and general business, economic, financing, legal, regulatory, and other factors and conditions. In addition, new risk factors emerge from time to time, and it is not possible for management to either predict all risk factors or assess all potential impacts of any factor, or combination of factors. The risks discussed below also include forward-looking statements, and actual results and events may differ substantially from those expressed in, or implied by, the forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements.”

BVH is a holding company and will rely primarily on dividends from Bluegreen to its operations and to service its debt, including its note payable to BBX Capital.

All of BVH’s operations and activities relate to the operations and activities of Bluegreen, and BVH will rely primarily on dividends from Bluegreen to service its debt and to fund its other cash requirements.

In connection with its spin-off of BBX Capital, its former wholly owned subsidiary, on September 30, 2020, the Company issued a $75.0 million promissory note in favor of BBX Capital. The note payable to BBX Capital accrues interest at a rate of 6% per annum and requires payments of interest on a quarterly basis; provided, however, that interest payments may be deferred at the option of the Company, with interest on the entire outstanding balance thereafter to accrue at a cumulative, compounded rate of 8% per annum until such time as the Company is current on all accrued payments under the note, including deferred interest. All outstanding amounts under the note will become due and payable in September 2025 or earlier upon certain events. In December 2021, the Company repaid $25.0 million of the note payable to BBX Capital, leaving a balance as of December 31, 2021 of $50.0 million.

The Company’s indebtedness at the holding company level also includes $66.3 million of junior subordinated debentures issued by Woodbridge Holdings Corporation (“Woodbridge”), the wholly owned subsidiary through which the Company holds its investment in Bluegreen. Woodbridge’s junior subordinated debentures accrue interest at a rate of 3-month LIBOR plus a spread ranging from 3.80% to 3.85%, mature between 2035 and 2036, and require payments of interest on a quarterly basis. The Company may also incur additional indebtedness in the future. The Company’s indebtedness increases its vulnerability to adverse economic conditions, as well as conditions in the credit markets generally, and may limit funds available for other purposes, including for acquisitions or investments, to pay dividends, and for other general corporate purposes.

It is currently expected that BVH will incur approximately $2.0 million to $2.2 million annually in executive compensation and public company costs and annual interest expense of approximately $5.7 million to $6.0 million associated with Woodbridge’s junior subordinated debentures and the note payable to BBX Capital. These amounts are estimates only and are based on current expectations and assumptions, currently available information and, with respect to interest expense on Woodbridge’s junior subordinated debentures, interest rates as of December 31, 2021. Such assumptions and expectations may not prove to be accurate, interest rates may increase and, accordingly, actual expenses may exceed the amounts expected. In addition, BVH may incur additional expenses.

BVH will be dependent on the payment of distributions by Bluegreen to fund its operations and satisfy its debt service requirements and other liabilities, including its note payable to BBX Capital. BVH may also in the future seek additional funds from third party sources, including traditional bank financing, secured or unsecured indebtedness, or the issuance of equity and/or debt securities. However, these alternatives may not be available to BVH on attractive terms, in the amounts needed, or at all. There is no assurance that Bluegreen will be in a position to, or will otherwise be permitted (including due to restrictions set forth in its debt instruments), to pay dividends to BVH in the amounts necessary to fund its debt service or other obligations, or at all. The inability to receive distributions from Bluegreen or to obtain funds from third party sources would have a material adverse effect on the Company’s business, results of operations, and financial condition.

Alan B. Levan, John E. Abdo, Jarett S. Levan and Seth M. Wise’s control position may adversely affect the market price of the Company’s Class A Common Stock and Class B Common Stock.

Alan B. Levan, the Chairman, President and Chief Executive Officer of the Company, John E. Abdo, the Vice Chairman of the Company, Jarett S. Levan, the son of Mr. Alan Levan, a director of the Company and former President of the Company, and Seth M. Wise, a director of the Company and former Executive Vice President of the Company, currently collectively beneficially own 4% of the Company’s Class A Common Stock, and 75% of the Company’s Class B Common Stock which in the aggregate represent approximately 79% of the total voting power of the Company’s Class A Common Stock and Class B Common Stock. Because holders of the Company’s Class A Common Stock and Class B Common Stock vote as a single class on most matters, including the election of directors, as described below, Mr. Alan Levan, Mr. Abdo, Mr. Jarett Levan and Mr. Wise, without the vote or consent of any other shareholder of the Company, have the voting power to elect the Company’s directors and to control the outcome of any other vote of the Company’s shareholders, except in limited circumstances where Florida law mandates that the holders of the Company’s Class A Common Stock vote as a separate class. This control position may have an adverse effect on the market price of the Company’s Class A Common Stock and Class B Common Stock. In addition, their interests may conflict with the interests of the Company’s other shareholders.

The Company’s Amended and Restated Articles of Incorporation provide for fixed relative voting percentages between the Company’s Class A Common Stock and Class B Common Stock.

The Company’s Amended and Restated Articles of Incorporation provide for holders of the Company’s Class A Common Stock and Class B Common Stock to generally vote together as a single class, including with respect to the election of directors, with holders of the Company’s Class A Common Stock possessing in the aggregate 22% of the total voting power of all common stock and holders of the Company’s Class B Common Stock possessing in the aggregate the remaining 78% of the total voting power. These relative voting percentages will remain fixed unless the number of shares of the Company’s Class B Common Stock outstanding decreases to 360,000 shares, at which time the aggregate voting power of the Company’s Class A Common Stock will increase to 40% and the aggregate voting power of the Company’s Class B Common Stock will decrease to 60%. If the number of shares of the Company’s Class B Common Stock outstanding decreases to 280,000 shares, then the aggregate voting power of the Company’s Class A Common Stock will increase to 53% and the aggregate voting power of the Company’s Class B Common Stock will decrease to 47%. If the number of shares of the Company’s Class B Common Stock outstanding decreases to 100,000 shares, then the fixed voting percentages will be eliminated and each share of the Company’s Class A Common Stock and Class B Common Stock will be entitled to one vote per share. The share thresholds set forth above are subject to equitable adjustment to reflect any stock split, reverse stock split or similar transaction. The changes in the relative voting power represented by each class of the Company’s common stock are based only on the number of shares of Class B Common Stock outstanding, thus issuances of Class A Common Stock will have no effect on these provisions. If additional shares of the Company’s Class A Common Stock are issued without a comparative increase in the number of outstanding shares of the Company’s Class B Common Stock, the disparity between the equity interest represented by the Company’s Class B Common Stock and its voting power will widen. In addition, shareholders who hold shares of both the Company’s Class A Common Stock and Class B Common Stock, including Alan B. Levan, John E. Abdo, Jarett S. Levan and Seth M. Wise, are able to sell shares of the Company’s Class A Common Stock without affecting in any material respect their overall voting interest. The fixed voting percentages between the Company’s Class A Common Stock and Class B Common Stock may have an adverse impact on the market price of such securities.

Provisions in the Company’s Amended and Restated Articles of Incorporation and Bylaws and provisions of Florida law may make it difficult for a third party to acquire the Company and could impact the price of, or otherwise adversely impact, the Company’s Class A Common Stock and Class B Common Stock.

The Company’s Amended and Restated Articles of Incorporation and Bylaws contain provisions that could delay, defer or prevent a change of control of the Company or its management. These provisions could make it more difficult for shareholders to elect directors and take other corporate actions. As a result, these provisions could limit the price that investors are willing to pay in the future for shares of the Company’s Class A Common Stock or Class B Common Stock. These provisions include:

•the provisions in the Company’s Amended and Restated Articles of Incorporation regarding the special voting rights of the Company’s Class B Common Stock;

•subject to the special class voting rights of the Company’s Class B Common Stock under certain circumstances, the authority of the Company’s Board of Directors to issue additional shares of common or preferred stock and to fix the relative rights and preferences of the preferred stock without shareholder approval, as described in further detail below; and

•advance notice procedures to be complied with by shareholders in order to make shareholder proposals or nominate directors.

Further, due to the control position of Mr. Alan Levan, Mr. Abdo, Mr. Jarett Levan and Mr. Wise with respect to the Company’s Class A Common Stock and Class B Common Stock, as described above, a change of control or sale of the Company, or any other action which requires the affirmative vote of holders of shares of the Company’s Class A Common Stock and Class B Common Stock representing a majority of the voting power of such stock, will be impossible without the consent of Mr. Alan Levan, Mr. Abdo, Mr. Jarett Levan and Mr. Wise, and Mr. Alan Levan, Mr. Abdo, Mr. Jarett Levan and Mr. Wise’s interests may conflict with the interests of the Company’s other shareholders.

Additionally, pursuant to the Company’s Amended and Restated Articles of Incorporation and Florida law, except as may be required by applicable securities exchange rules and subject to the separate voting rights of the Company’s Class B Common Stock in certain circumstances, the Company’s Board of Directors may, without the consent of the Company’s shareholders, approve the issuance of authorized but unissued shares of the Company’s securities and fix the relative rights and preferences of preferred stock. If the Company issues additional shares of its Class A Common Stock, Class B Common Stock or other securities, its shareholders would experience dilution. In addition, any preferred stock declared and issued could include dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences, any or all of which may be greater than the rights of the Company’s Class A Common Stock or Class B Common Stock or otherwise adversely affect the holders of the Company’s Class A Common Stock or Class B Common Stock, including the likelihood that holders of the Company’s Class A Common Stock or Class B Common Stock would receive dividend payments and payments on liquidation, or the amounts thereof. The issuance of preferred stock, while providing flexibility in connection with possible acquisitions, financing transactions and other corporate purposes, could also, among other things, have the effect of delaying, deferring or preventing a change in control or other corporate actions, and might adversely affect the market price of the Company’s Class A Common Stock or Class B Common Stock. Preferred stock may also be issued, or reserved for issuance, in connection with the adoption of a shareholder rights plan, which may have anti-takeover effects. A shareholder rights plan may be adopted by the Company’s Board of Directors without shareholder approval or consent. The Company’s previous shareholder rights plan was terminated during May 2021 in connection with the Company’s acquisition at that time of the approximately 7% of Bluegreen’s common stock not previously owned by the Company.

In addition, as a Florida corporation, the Company is also subject to the provisions of the Florida Business Corporation Act (the “FBCA”), including those limiting the voting rights of “control shares.” Under the FBCA, subject to certain exceptions, including mergers and acquisitions effected in accordance with the FBCA, the holder of “control shares” of a Florida corporation that has (i) 100 or more shareholders, (ii) its principal place of business, its principal office or substantial assets in Florida and (iii) either more than 10% of its shareholders residing in Florida, more than 10% of its shares owned by Florida residents or 1,000 shareholders residing in Florida, will not have the right to vote those shares unless the acquisition of the shares was approved by a majority of each class of voting securities of the corporation, excluding those shares held by interested persons. “Control shares” are defined in the FBCA as shares acquired by a person, either directly or indirectly, that when added to all other shares of the issuing corporation owned by that person, would entitle that person to exercise, either directly or indirectly, voting power within any of the following ranges: (i) 20% or more but less than 33% of all voting power of the corporation’s voting securities; (ii) 33% or more but less than a majority of all voting power of the corporation’s voting securities; or (iii) a majority or more of all of the voting power of the corporation’s voting securities.

Acquisitions pursued by the Company may reduce earnings, require it to obtain additional financing and expose it to additional risks.

The Company may in the future pursue acquisitions or strategic investments. To the extent pursued and completed, acquisitions and investments may not result in the benefits anticipated or otherwise prove to be successful. Acquisitions or investments will also expose the Company to the risks of the businesses acquired or invested in and entail numerous other risks, including, but not limited to:

•risks associated with achieving profitability;

•diversion of management attention;

•integration difficulties;

•losses and unforeseen expenses or liabilities;

•risks associated with entering new markets, if applicable;

•the potential loss of key employees or management; and

•risks associated with transferred assets and liabilities.

In addition, there may be significant competition for investments and acquisitions, which could increase the costs associated with the investment or acquisition. Substantial costs would be incurred in connection with the evaluation of potential acquisition and investment opportunities whether or not the acquisition or investment is ultimately consummated. Further, the funding of such investments or acquisitions may require additional debt or equity financing. If the Company requires additional financing in the future, the financing may not be available when needed or on favorable terms, if at all. Additionally, the Company does not intend to seek shareholder approval of any investments or acquisitions unless required by law or regulation, including applicable securities exchange rules, or by the Company’s Amended and Restated Articles of Incorporation or Bylaws.

Future sales of the Company’s Class A Common Stock or Class B Common Stock, or the perception in the public markets that these sales may occur, may cause the market price of such securities to decline.

Substantial sales of the Company’s Class A Common Stock or Class B Common Stock, including sales of shares by controlling shareholders and management, or the perception that such sales may occur, could adversely affect the market prices of such securities. Management has in the past and may in the future enter into Rule 10b5-1 plans pursuant to which a significant number of shares are sold into the open market. In addition, as described above, due to the fixed voting percentages of the Company’s Class A Common Stock and Class B Common Stock of 22% and 78%, respectively, holders of the Company’s Class B Common Stock who also own shares of the Company’s Class A Common Stock, including Alan B. Levan, John E. Abdo, Jarett S. Levan and Seth M. Wise, may sell a significant number of shares of the Company’s Class A Common Stock that they own without significantly decreasing their voting power.

The Company’s Bylaws contain an exclusive forum provision, which could impair the ability of shareholders to obtain a favorable judicial forum for certain disputes with the Company or its directors, officers or other employees and be cost-prohibitive to shareholders.

The Company’s Bylaws contain an exclusive forum provision which provides that, unless its Board of Directors consents to the selection of an alternative forum, the Circuit Court located in Broward County, Florida (or, if such Circuit Court does not have jurisdiction, another Circuit Court located within Florida or, if no Circuit Court located within Florida has jurisdiction, the federal district court for the Southern District of Florida) will be the sole and exclusive forum for “Covered Proceedings,” which include: (i) any derivative action or proceeding brought on the Company’s behalf; (ii) any action asserting a claim of breach of a fiduciary duty owed by any of the Company’s directors, officers or other employees to the Company or its shareholders; (iii) any action asserting a claim against the

Company or any of its directors, officers or other employees arising pursuant to any provision of the FBCA, or the Company’s Amended and Restated Articles of Incorporation or Bylaws (in each case, as may be amended or amended and restated from time to time); and (iv) any action asserting a claim against the Company or any of its directors, officers or other employees governed by the internal affairs doctrine of the State of Florida. To the extent within the categories set forth in the preceding sentence, Covered Proceedings include causes of action under the Exchange Act and the Securities Act. The exclusive forum provision will also provide that if any Covered Proceeding is filed in a court other than a court located within Florida in the name of any shareholder, then such shareholder shall be deemed to have consented to (a) the personal jurisdiction of the state and federal courts located within Florida in connection with any action brought in any such court to enforce the exclusive forum provision and (b) having service of process made upon such shareholder in any such enforcement action by service upon such shareholder’s counsel in the action as agent for such shareholder. Notwithstanding the foregoing, shareholders cannot waive compliance with the federal securities laws and the rules and regulations thereunder. The exclusive forum provision may limit a shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company or its directors, officers or other employees or be cost-prohibitive to shareholders, which may discourage such lawsuits against the Company or its directors, officers and other employees. However, there is uncertainty regarding whether a court would enforce the exclusive forum provision. If a court were to find the exclusive forum provision to be inapplicable or unenforceable in an action, the Company may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect the Company’s financial condition and operating results.

The Company may not resume regular quarterly dividends or otherwise pay dividends on its Class A Common Stock and Class B Common Stock in the future.

The Company paid regular quarterly cash dividends from June 2016 through the first quarter of 2020. However, in April 2020, the Company suspended its regular quarterly dividend payment due to the impact of the COVID-19 pandemic. There is no assurance that the Company will resume paying regular quarterly dividends or otherwise make any dividend payments in the future. The payments of dividends by the Company, if any, will depend on many factors considered by its Board of Directors, including, without limitation, the Company’s financial condition and results of operations, liquidity requirements, market opportunities, and contractual constraints. The terms of the Company’s indebtedness may also restrict it from paying cash dividends on its stock under certain circumstances.

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

Any of these factors could increase Bluegreen’s costs, limit or reduce the prices Bluegreen is able to charge for its products and services, adversely affect Bluegreen’s ability to develop or acquire new resorts, or otherwise adversely impact Bluegreen’s business, prospects and results.

The COVID-19 pandemic has had, and the current and uncertain future outlook of the pandemic may continue to have, a significant adverse effect on Bluegreen’s business, financial condition, liquidity and results of operations.

The COVID-19 pandemic caused an unprecedented disruption in the U.S. and global economies and the industries in which Bluegreen operates due to, among other things, government ordered “shelter in place” and “stay at home” orders and advisories, travel restrictions, and restrictions on business operations, including government guidance with respect to travel, public accommodations, social gatherings, and related matters. These disruptions and the reaction of the general public to the pandemic had a significant adverse impact on Bluegreen's financial condition and operations throughout 2020, including, without limitation, due to the temporary closure beginning in March 2020 of all of Bluegreen’s VOI sales centers, its retail marketing operations at Bass Pro Shops and Cabela’s stores and outlet malls, and its Choice Hotels call transfer program, Bluegreen’s cancellation of existing owner reservations through May 15, 2020 and new prospect guest tours through June 30, 2020, and the temporary closure of certain of Bluegreen’s Club Resorts and Club Associate Resorts in accordance with government mandates and advisories. While operations at Bass Pro Shops and Cabela’s stores subsequently re-opened, the Choice Hotels call transfer program is close to pre-pandemic volume, all of our VOI sales centers and resorts re-opened (except for one resort and sales center in Surfside, Florida which was closed due to conditions unrelated to the pandemic) and our business and results generally improved during 2021, adverse conditions have continued, as a result of the emergence of new variants such as the Delta variant and Omicron variant which emerged as a variant of concern during the fourth quarter of 2021.

In addition, Bluegreen has historically financed a majority of its sales of VOIs, and accordingly, is subject to the risk of defaults by its customers. Bluegreen continues to evaluate the impact of the COVID-19 pandemic on its default or delinquency rates as it is rapidly changing and highly uncertain. Accordingly, and due to other risks and uncertainties associated with assumptions and changing market conditions, Bluegreen’s allowance for loan losses may not prove to be accurate and may be increased in future periods, which would adversely impact its operating results for those periods.

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

We hope that general economic conditions and conditions in the travel and leisure industry continue to improve, however the continued future impact of the pandemic and its impact on Bluegreen is uncertain. Various state and local government officials may in the future issue new or revised orders that are different than the ones under which we are currently operating. It is impossible to predict the duration and severity of the pandemic and the potential impact of the pandemic on our business, including our future revenues, net income and other operating results. The overall situation is extremely fluid, and it is impossible to predict the timing of future changes in the situation and what their impact may be on our business. Moreover, we cannot predict whether the COVID-19 pandemic will result in permanent changes to our customers' or general consumer behavior, which may include, without limitation, continued or permanent decreases in discretionary spending and reductions in travel or vacation ownership stays or purchases, each of which would have a material adverse impact on our business, operating results and financial condition.

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

In addition, the federal government and the state and local jurisdictions in which Bluegreen conducts business have generally enacted extensive regulations relating to direct marketing and telemarketing, including the federal government’s national “do not call” list, the making of marketing and related calls to cell phone users, a significant development in light of cell phone usage becoming the primary method of communication, the Telemarketing Sales Rule, the Telephone Consumer Protection Act and the CAN-SPAM Act of 2003. These regulations, as well as international data protection laws, have impacted Bluegreen’s marketing of VOIs. While Bluegreen has taken steps designed to achieve compliance with applicable regulations, these steps are expected to continue to increase Bluegreen’s marketing costs and may not prevent failures in compliance. Additionally, adoption of new state or federal laws regulating marketing and solicitation, new case law, and changes to existing laws, could adversely affect current or planned marketing activities and cause Bluegreen to change its marketing strategy. If this occurs, Bluegreen may not be able to develop adequate alternative marketing strategies, which could affect the amount and timing of its VOI sales. Bluegreen cannot predict the impact that these legislative initiatives or any other legislative measures that may be proposed or enacted in the future may have on its marketing strategies and results. Further, from time to time, complaints are filed against Bluegreen by individuals claiming that they received calls in violation of applicable regulations. See Note 12, Commitments and Contingencies, to the Company’s audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. Technology advances, including new cellphone technologies that automatically identify or block marketing vendor calls, may also adversely impact Bluegreen’s telemarketing efforts or otherwise cause Bluegreen to change its marketing strategy.

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

Bluegreen generates a significant portion of its new sales prospects and leads through its arrangements with various third parties, including Bass Pro and Choice Hotels, and are dependent upon these relationships in order to acquire new customers. VOI sales to prospects and leads generated by Bluegreen’s marketing arrangement with Bass Pro accounted for approximately 19% and 12% of Bluegreen’s VOI sales volume during the years ended December 31, 2021 and 2020, respectively. If Bluegreen’s agreement with Bass Pro, or any other significant marketing arrangement, does not generate a sufficient number of prospects and leads or is terminated or not renewed, limited or changed in a manner which adversely affects Bluegreen’s operations and not replaced by a comparable source of sales prospects and leads, Bluegreen may not be able to market and sell its products and services at current sales levels, at anticipated levels or at levels required in order to offset the costs associated with its marketing efforts. In addition, Bluegreen’s business relationship with Bass Pro under the revised terms of the agreement entered into in 2019 may not be as profitable as under the prior terms, or at all, or otherwise result in the benefits anticipated.

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

As of December 31, 2021, Bluegreen had $7.5 million of indebtedness scheduled to become due during 2022. Historically, much of its debt has been renewed or refinanced in the ordinary course of business. However, there is no assurance that Bluegreen will be able to renew, extend or refinance all or any portion of its outstanding debt or otherwise obtain sufficient external sources of liquidity, in each case, on attractive terms, or at all. If Bluegreen is unable to do so, its liquidity and financial condition may be materially, adversely impacted.

In addition, Bluegreen has and intends to continue to enter into arrangements with third-party developers pursuant to which Bluegreen sells their VOI inventory for a fee. These arrangements enable Bluegreen to generate fees from the marketing and sales services Bluegreen provides, and in certain cases from its provision of management services, without requiring Bluegreen to fund development and acquisition costs. If these third-party developers are not able to obtain or maintain financing, Bluegreen may not be in a position to enter into these fee-based arrangements or have access to VOI inventory when anticipated, which would adversely impact Bluegreen’s results.

Bluegreen would suffer substantial losses and its liquidity position could be adversely impacted if an increasing number of customers to whom Bluegreen provides financing default on its obligations.

Adverse conditions in the mortgage industry, including credit availability, borrowers’ financial profiles, prepayment rates and other factors, including the continuing impact of the COVID-19 pandemic and other factors outside of Bluegreen’s control may increase the default rates Bluegreen experiences or otherwise negatively impact the performance of its notes receivable. In addition, in recent years, third parties have been discouraging certain borrowers from staying current on Bluegreen’s note payments. Although in many cases Bluegreen may have recourse against a buyer for the unpaid purchase price, certain states have laws that limit Bluegreen’s ability to recover personal judgments against customers who have defaulted on Bluegreen’s loans or Bluegreen may determine that the cost of doing so may not be justified. Historically, Bluegreen had generally not pursued such recourse against its customers. In the case of Bluegreen’s notes receivable secured by VOIs, if Bluegreen is unable to collect the defaulted amount due, Bluegreen traditionally terminated the customer’s interest in the Vacation Club and then remarketed the recovered VOI. Irrespective of its remedy in the event of a default, Bluegreen cannot recover the marketing, selling and administrative costs associated with the original sale and such costs generally exceed the cash received by Bluegreen from the buyer at the time of the sale. In addition, Bluegreen will need to incur such costs again in order to resell the VOI. Bluegreen updates its estimates of such future losses each quarter, and consequently, the charge against sales in a particular period may be impacted, favorably or unfavorably, by a change in expected losses related to notes originated in prior periods. In addition, defaults may cause buyers of, or lenders whose loans are secured by, Bluegreen’s VOI notes receivable to reduce the amount of availability or advance rates under receivables purchase and credit facilities, or result in an increase in the interest costs associated with such facilities. In such an event, the cost of financing may increase and Bluegreen may not be able to secure replacement or alternative financing on terms acceptable to Bluegreen, if at all, which would adversely affect Bluegreen’s earnings, financial position and liquidity.

Bluegreen’s VOI notes receivable financing facilities could be adversely affected if a particular VOI note receivable pool fails to meet certain performance ratios, which could occur if the default rate or other credit metrics of the underlying VOI notes receivable deteriorate. In addition, if Bluegreen offers financing to purchasers of VOIs with terms longer than those generally offered in the industry, Bluegreen may not be able to securitize those VOI financing receivables. Bluegreen’s ability to sell securities backed by its VOI notes receivable depends on the continued ability and willingness of capital market participants to invest in such securities. Asset-backed securities issued in its term securitization transactions could be downgraded by credit agencies in the future. If a downgrade occurs, Bluegreen’s ability to complete other securitization transactions on acceptable terms or at all could be jeopardized, and it could be forced to rely on other potentially more expensive and less attractive funding sources, to the extent available. Similarly, if other operators of vacation ownership products were to experience significant financial difficulties, or if the vacation ownership industry as a whole were to contract, Bluegreen could experience difficulty in securing funding on acceptable terms. The occurrence of any of the foregoing could adversely impact Bluegreen’s business and results, including, without limitation, by reducing the amount of financing Bluegreen is able to provide to VOI purchasers, which in turn may result in a decrease in VOI sales. The COVID-19 pandemic had an adverse impact on its VOI notes receivable portfolio, which resulted in an increase in Bluegreen’s allowance for loan losses in 2020 and may result in additional increases or other adverse impacts in the future.

In addition, under the terms of Bluegreen’s pledged and receivable sale facilities, Bluegreen may be required, under certain circumstances, to replace receivables or to pay down the loan to within permitted loan-to-value ratios. Additionally, the terms of Bluegreen’s securitization transactions require it to repurchase or replace loans in the event of a breach of any of the representations and warranties Bluegreen made at the time it sold the receivables. These agreements also often include terms providing for substantially all of its cash flow from Bluegreen’s retained interest in the receivable portfolios sold to be paid to the parties who purchased the receivables from Bluegreen in the event of defaults or delinquencies by customers in excess of stated thresholds, or if other performance thresholds are not met.

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

Bluegreen’s fee-based sales and marketing arrangements, and JIT and secondary market sales activities, may not be successful or profitable, which would have an adverse impact on its results of operations and financial condition.

Bluegreen offers fee-based marketing, sales, resort management and other services to third-party developers, which Bluegreen believes enables it to leverage its expertise in sales and marketing, resort management, mortgage servicing, construction management and title services. Bluegreen intends to continue these activities as such activities generally produce positive cash flow and typically require less capital investment than its traditional vacation ownership business. Bluegreen has attempted to structure these activities to cover its costs and generate a profit. Sales of third-party developers’ VOIs must generate sufficient cash to comply with the terms of Bluegreen’s financing obligations as well as to pay the fees or commissions due to Bluegreen. The third-party developers may not be able to obtain or maintain financing necessary to meet Bluegreen’s requirements, which could impact its ability to sell the developers’

inventory. While Bluegreen could attempt to utilize other arrangements, including JIT arrangements, where Bluegreen would utilize its receivable credit facilities in order to provide fee-based marketing and sales services, this would reduce the credit otherwise available to Bluegreen and impact profitability. When Bluegreen performs fee-based sales and marketing services, it sells VOIs in resorts developed by third parties as an interest in the Vacation Club. This subjects Bluegreen to a number of risks typically associated with selling products developed by others under its own brand name, including litigation risks. Further, these arrangements may expose Bluegreen to additional risk as Bluegreen does not control development activities or timing of development completion. If third parties with whom it enters into agreements are not able to fulfill their obligations to Bluegreen, the inventory Bluegreen expects to acquire or market and sell on their behalf may not be available when expected or at all, or may not otherwise meet agreed-upon specifications. Further, if these third parties do not perform as expected and Bluegreen does not have access to the expected inventory or obtain access to inventory from alternative sources on a timely basis, its ability to maintain or increase sales levels would be adversely impacted.

Bluegreen also sells VOI inventory through secondary market arrangements which require low levels of capital deployment. In connection with secondary market sales, Bluegreen acquires VOI inventory from Bluegreen’s resorts’ HOAs, generally on a non-committed basis, in close proximity to the timing of when it intends to sell such VOIs. VOIs purchased from HOAs are typically obtained by the HOAs through foreclosure in connection with maintenance fee defaults and are generally acquired by Bluegreen at a discount. While Bluegreen intends to maintain its secondary market sales efforts in the future, it may not be successful in doing so, and these efforts may not result in achieving anticipated results. Further Bluegreen’s secondary market sales activities may subject it to negative publicity, which could adversely impact its reputation and business.

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

Bluegreen believes that its participation in exchange networks and other strategic alliances and its Traveler Plus program make ownership of its VOIs more attractive by providing owners with the ability to take advantage of vacation experiences in addition to stays at its resorts. Bluegreen’s participation in the RCI exchange network allows Vacation Club owners to use their points to stay at over 4,200 participating resorts, based upon availability and the payment of a variable exchange fee. During the year ended December 31, 2021, approximately 9% of Vacation Club owners utilized the RCI exchange network for a stay of two or more nights. Bluegreen also has an exclusive strategic arrangement with Choice Hotels pursuant to which, subject to payments and conditions, certain of its resorts have been branded as part of Choice Hotels’ Ascend Hotel Collection. Vacation Club owners can convert their Vacation Club points into Choice Privileges points. Choice Privileges points can be used for stays at Choice Hotels’ properties. For a nominal annual fee and transactional fees, Vacation Club owners may also participate in Bluegreen’s Traveler Plus program, which enables them to use points to access an additional 46 direct exchange resorts and for other vacation experiences such as cruises. In addition, Traveler Plus members can directly use their Vacation Club points for stays at Choice Hotels’ Ascend Hotel Collection properties, a network of historic and boutique hotels in the United States, Canada, Scandinavia and Latin America. Bluegreen may not be able to or desire to continue to participate in the RCI or direct exchange networks in the future or maintain or extend its other marketing and strategic networks, alliances and relationships. In addition, these networks, alliances and relationships, and Bluegreen’s Traveler Plus program, may not continue to operate effectively, and Bluegreen’s customers may not be satisfied with them. In addition, Bluegreen may not be successful in identifying or entering into new strategic relationships in the future. If any of these events should occur, Bluegreen’s results of operations and financial condition may be materially and adversely impacted.

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

Bluegreen’s insurance policies do not cover all potential losses.

Bluegreen maintains insurance coverage for liability, property and other risks with respect to its operations and activities. While Bluegreen has comprehensive property and liability insurance policies with coverage features and insured limits that it believes are customary, some losses cannot be insured against and market forces beyond Bluegreen’s control may limit the scope of the insurance coverage it can obtain or its ability to obtain coverage at reasonable rates. The cost of insurance may increase and Bluegreen’s coverage levels may decrease, which may affect its ability to maintain customary insurance coverage and deductibles at acceptable costs.

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

In July 2017, the Financial Conduct Authority (the regulatory authority over LIBOR) stated they will plan for a phase out of regulatory oversight of LIBOR interest rate indices after 2021 to allow for an orderly transition to an alternate reference rate. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to LIBOR for promissory notes or other contracts that are currently indexed to LIBOR. The ARRC has proposed a market transition plan to SOFR from LIBOR and organizations are currently working on transition plans as it relates to derivatives and cash markets exposed to LIBOR. Although VOIs notes receivable are not indexed to LIBOR, as of December 31, 2021, the Company had $170.9 million of LIBOR indexed junior subordinated debentures, $74.8 million of LIBOR indexed receivable-backed notes payable and lines of credit and $98.1 million of LIBOR indexed lines of credit and notes payable (which are not receivable-backed) maturing in 2022 and after.  In February 2022, the Company amended and restated $98.1 million of its LIBOR indexed lines of credit and notes payable to bear interest at rate of term SOFR plus 1.75-2.50% and a 0.50%- 0.10% credit spread adjustment. The Company is evaluating the potential impact that the eventual replacement of the LIBOR benchmark interest rate could have on its results of operations and liquidity.

The Company’s existing indebtedness, or indebtedness that it may incur in the future, could adversely impact its financial condition and results of operations, and the terms of its indebtedness may limit its activities.

The Company’s level of debt and debt service requirements have several important effects on its operations. Significant debt service cash requirements reduce the funds available for operations and future business opportunities and increase the vulnerability of the Company to adverse economic and industry conditions, as well as conditions in the credit markets generally. In addition, the Company’s leverage position increases its vulnerability to economic and competitive pressures and may limit funds available for acquisitions, working capital, capital expenditures, dividends, and other general corporate purposes. If new debt or other liabilities are added to the Company’s current debt levels, the related risks that it faces could intensify. Further, the financial covenants and other restrictions contained in indentures, credit agreements and other agreements relating to the Company’s indebtedness require it to meet certain financial tests and may limit its ability to, among other things, pay dividends, borrow additional funds, dispose of assets or make investments. If the Company’s fails to comply with the terms of its debt instruments, such debt may become due and payable immediately, which would have a material adverse impact on its cash position and financial condition. Significant resources may be required to monitor compliance with debt instruments (from a quantitative and qualitative perspective), and such monitoring efforts may not be effective in all cases. The Company may also incur substantial additional indebtedness in the future.

To the extent inflationary trends, tightened credit markets or other factors affect interest rates, the Company’s debt service costs may increase. If interest rates increased one percentage point, the effect on interest expense related to the Company’s variable-rate debt would be an annual increase of $2.8 million, based on balances as of December 31, 2021.

The Company or its subsidiaries may incur additional indebtedness.

The Company and its subsidiaries have in the past and may in the future incur significant amounts of debt. Further, additional indebtedness could have important effects on the Company, including that debt service requirements will reduce cash available for operations, future investment and acquisition opportunities and payments of dividends, if any, and that increased leverage could impact the Company’s liquidity and increase its vulnerability to adverse economic or market conditions. Additionally, agreements relating to additional indebtedness could contain financial covenants and other restrictions limiting the Company’s operations and its ability to pay dividends, borrow additional funds or acquire or dispose of assets, and expose the Company to the risks of being in default of such covenants.

Risks Related to the Real Estate Industry and Real Estate Development

The Company is subject to the risks of the real estate market and the risks associated with real estate development, including a decline in real estate values and a deterioration of other conditions relating to the real estate market and real estate development.

Real estate markets are cyclical in nature and highly sensitive to changes in national and regional economic conditions, including:

•levels of unemployment;

•levels of discretionary disposable income;

•levels of consumer confidence;

•the availability of financing;

•overbuilding or decreases in demand;

•interest rates; and

•federal, state and local taxation methods.

A deterioration in general economic conditions or in the real estate market would have a material adverse effect on the Company.

The Company expects to seek to acquire more real estate inventory in the future. The availability of land for development of resort properties at favorable prices will be critical to the Company’s profitability and the ability to cover its significant selling, general and administrative expenses, cost of capital and other expenses. If the Company is unable to acquire such land or resort properties at a favorable cost, the Company’s results of operations may be materially, adversely impacted. The profitability of the Company’s real estate development activities is also impacted by the cost of construction, including the supply of good, costs of materials and labor and other services. Should the cost of construction materials and services rise, the ultimate cost of Bluegreen’s future resorts inventory when developed could increase and have a material, adverse impact on its results of operations. The Company is also exposed to other risks associated with development activities, including, without limitation:

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

•any liability or alleged liability or resulting delays associated with latent defects in design or construction of projects developed or constructed in the future adversely affecting its business, financial condition and reputation;

•failure by third-party contractors to perform for any reason, exposing it to operational, reputational and financial harm; and

•the existence of any title defects in properties it acquires.

In addition, the third-party developers from whom Bluegreen sources VOI inventory are exposed to such development-related risks and, therefore, the occurrence of such risks may adversely impact Bluegreen’s ability to acquire VOI inventory from them when expected or at all.

Environmental liabilities, including claims with respect to mold or hazardous or toxic substances, could have a material adverse impact the Company’s financial condition and operating results.

Under various federal, state and local laws, ordinances and regulations, as well as common law, the Company may be liable for the costs of removal or remediation of certain hazardous or toxic substances, including mold, located on, in or emanating from property that it owns, leases or operates, as well as related costs of investigation and property damage at such property. These laws often impose liability without regard to whether Bluegreen knew of, or were responsible for, the presence of the hazardous or toxic substances. The presence of such substances, or the failure to properly remediate such substances, may adversely affect the Company’s ability to sell or lease its property or to borrow money using such property or receivables generated from the sale of such property as collateral. Noncompliance with environmental, health or safety requirements may require Bluegreen to cease or alter operations at one or more of its properties. Further, the Company may be subject to common law claims by third parties based on damages and costs resulting from violations of environmental regulations or from contamination associated with one or more of its properties.

Risks Related to Technology, Privacy and Intellectual Property Rights

Failure to maintain the integrity of internal or customer data could result in faulty business decisions or operational inefficiencies, damage the Company’s reputation and/or subject the Company to costs, fines or lawsuits.

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

Bluegreen’s information systems and records, including those Bluegreen maintains with its service providers, may be subject to security breaches, cyber-attacks, system failures, viruses, operator error or inadvertent releases of data. A significant theft, loss, or fraudulent use of customer, employee or company data maintained by Bluegreen or by a service provider could adversely impact its reputation and could result in remedial and other expenses, fines or litigation. A breach in the security of Bluegreen’s information systems or those of its service providers could lead to an interruption in the operation of its systems, resulting in operational inefficiencies and a loss of profits.

The cost involved in updating technology may be significant, and the failure to keep pace with developments in technology could impair Bluegreen’s operations or competitive position.

The vacation ownership and hospitality industries require the utilization of technology and systems, including technology utilized for sales and marketing, mortgage servicing, property management, brand assurance and compliance, and reservation systems. This technology requires continuous updating and refinements, including technology required to remain competitive and to comply with the legal requirements such as privacy regulations and requirements established by third parties. Bluegreen is taking steps to update its information technology platform, which has required, and is likely to continue to require, significant capital expenditures. Older systems which have not yet been updated may increase the risk of operational inefficiencies, financial loss and non-compliance with applicable legal and regulatory requirements and it may not be successful in updating such systems in the time frame or at the cost anticipated. Further, as a result of the rapidly changing technological environment, systems which Bluegreen has put in place or expect to put in place in the near term may become outdated requiring new technology, and it may not be able to replace those systems as quickly as its competition or within budgeted costs and time frames. Further, Bluegreen may not achieve the benefits that may have been anticipated from any new technology or system.

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

General Risks

The market price of the Company’s Class A Common Stock and Class B Common Stock may be volatile or may decline regardless of the Company’s results.

The market price of the Company’s Class A Common Stock and Class B Common Stock may be volatile due to a number of factors, many of which are beyond its control, including those discussed in this “Risk Factors” section and under “Cautionary Note Regarding Forward-Looking Statements,” as well as the following:

•the failure of securities analysts to cover the Company’s Class A Common Stock or Class B Common Stock, or changes in financial estimates by analysts;

•the inability to meet the financial estimates of analysts who follow the Company’s Class A Common Stock or Class B Common Stock;

•strategic actions by the Company or its competitors;

•risks related to the Company’s business and industry, including announcements by the Company or its competitors of significant issues or significant acquisitions, joint marketing relationships, joint ventures or other transactions;

•introduction of new products or services by Bluegreen or its competitors;

•variations in the Company’s quarterly operating results and those of its competitors, including seasonal fluctuations;

•additions or departures of key personnel;

•general economic and stock market conditions;

•changes in conditions or trends in its industry, markets or customers;

•regulatory and legal proceedings, investigations and developments;

•political developments;

•changes in accounting principles;

•changes in tax legislation and regulations;

•terrorist acts;

•accumulation of publicly held shares and the timing and amount of future purchase or sales of the Company’s Class A Common Stock, Class B Common Stock or other securities;

•defaults under agreements governing the Company’s indebtedness; and

•investor perceptions with respect to the Company’s Class A Common Stock and Class B Common Stock relative to other investment alternatives.

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

The loss of the services of key management and personnel could adversely affect the business. In addition, labor shortages and increased labor cost could adversely impact our business and financial results.

The success of the Company will depend on its ability to attract and retain experienced and knowledgeable management and other professional staff, and it may not be successful in doing so. If its efforts to retain and attract key management and other personnel are unsuccessful, the Company business, prospects, and results of operations and financial condition may be materially and adversely impacted.

Labor is one of the primary components of operating our business. A number of factors may adversely affect the labor force available to us or increase our labor costs, including high unemployment levels, federal unemployment subsidies, including unemployment benefits offered in response to the COVID-19 pandemic, and other government regulations. A sustained labor shortage or increased turnover rates, whether caused by COVID-19 or as a result of general macroeconomic or other factors, could, among other things, (i) lead to increased costs, such as increased overtime pay to meet demand and increased wage rates to attract and retain employees, (ii) negatively affect the operation of our resorts and our guest’s satisfaction with our resorts and, in turn, lead to negative public perception, or (iii) otherwise adversely impact our business and results.  Further, mitigation measures we may take to respond to a decrease in labor availability or an increase in labor costs may be unsuccessful and could have negative effects.

There are inherent uncertainties involved in estimates, judgments and assumptions used in the preparation of financial statements in accordance with GAAP. Any changes in estimates, judgments and assumptions used could have a material adverse impact on the Company’s operating results and financial condition.

The preparation of consolidated financial statements in accordance with GAAP involves making estimates, judgments and assumptions. These estimates, judgments and assumptions include, but are not limited to, those related to future cash flows, which in turn are based upon expectations of future performance given current and projected forecasts of the economy in general and the real estate markets. If any estimates, judgments or assumptions change in the future, including in the event that the Company’s performance does not otherwise meet its expectations, the Company may be required to record impairment charges against its earnings, which could have a material adverse impact on the Company’s operating results and financial condition. In addition, GAAP requirements as to how certain estimates are made may result, for example, in asset valuations which ultimately would not be realized if the Company were to attempt to sell the asset.

If the Company fails to maintain proper and effective internal controls, the Company’s ability to produce accurate and timely financial statements could be impaired, which could harm its operating results, the Company’s ability to operate its business and its reputation.

The Company is required to maintain a system of effective internal control over financial reporting and to provide annual management reports on the effectiveness of the Company’s internal control over financial reporting. Ensuring that the Company has adequate internal financial and accounting controls and procedures in place so that the Company can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Substantial work and expenses may continue to be required to implement, document, assess, test and, as necessary, remediate the Company’s system of internal controls.

If the Company’s internal controls over financial reporting are not effective, if the Company is not able to issue its financial statements in a timely manner or if the Company is not able to obtain the required audit or review of its financial statements by the Company’s independent registered public accounting firm in a timely manner, the Company will not be able to comply with the periodic reporting requirements of the Securities and Exchange Commission (the “SEC”) and the listing requirements of the NYSE. If these events occur, the listing of the Company’s Class A Common Stock on the NYSE could be suspended or terminated and the Company’s stock price could materially suffer. In addition, the Company or members of its management could be subject to investigation and sanction by the SEC and other regulatory authorities and to shareholder lawsuits, which could impose significant additional costs on the Company and divert management attention.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company’s principal executive office is located at 4960 Conference Way North, Suite 100, Boca Raton, Florida 33431, and consists of approximately 120,838 square feet of leased space. At December 31, 2021, the Company also maintained sales offices at or near 24 of its resorts as well as regional administrative offices in Orlando, Florida, and Knoxville, Tennessee. For information regarding resort properties that are a part of the Vacation Club, please see “Item 1. Business - Products - Vacation Club Resorts.”

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s Class A Common Stock and Class B Common Stock have substantially identical terms, except as follows:

•Under Florida law and the Company’s Articles of Incorporation and Bylaws, holders of the Company’s Class A Common Stock and Class B Common Stock vote together as a single class on most matters presented for a shareholder vote. On such matters, holders of the Company’s Class A Common Stock are entitled to one vote for each share held, with all holders of Class A Common Stock possessing in the aggregate 22% of the total voting power. Holders of Class B Common Stock have the remaining 78% of the total voting power. If the number of shares of Class B Common Stock outstanding decreases to 360,000 shares, the Class A Common Stock’s aggregate voting power will increase to 40%, and the Class B Common Stock will have the remaining 60%. If the number of shares of Class B Common Stock outstanding decreases to 280,000 shares, the Class A Common Stock’s aggregate voting power will increase to 53%, and the Class B Common Stock will have the remaining 47%. If the number of shares of Class B Common Stock outstanding decreases to 100,000 shares, the fixed voting percentages will be eliminated, and holders of the Company’s Class A Common Stock and holders of the Company’s Class B Common Stock will each be entitled to one vote per share.

•Each share of Class B Common Stock is convertible at the option of the holder thereof into one share of Class A Common Stock.

In addition to any other approval required by Florida law, the voting structure described in the first bullet point above may not be amended without the approval of holders of a majority of the outstanding shares of the Company’s Class B Common Stock, voting as a separate class. Holders of the Company’s Class B Common Stock also have certain other special voting rights with respect to matters affecting the Company’s capital structure and the Class B Common Stock.

Market Information

The Company’s Class A Common Stock trades on the NYSE under the ticker symbol “BVH,” and the Company’s Class B Common Stock is quoted on the OTCQX Best Market under the ticker symbol “BVHBB.”

On March 2, 2021, there were approximately 214 record holders of the Company’s Class A Common Stock and approximately 74 record holders of the Company’s Class B Common Stock.

Issuer Purchases of Equity Securities

In August 2021, the Company’s board of directors approved a share repurchase program to replace the existing program which authorizes the repurchase of the Company’s Class A Common Stock and Class B Common Stock at an aggregate cost of up to $40.0 million. The Company repurchased and retired 1,182,339 of Class A Common Stock and 18,996 shares of Class B Common Stock during the year ended December 31, 2021 for an aggregate purchase price of $27.3 million, including the following purchased during the fourth quarter of 2021.

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as a Part of Publicly Announced Programs	Maximum Value of Shares That May Yet Be Purchased Under the Program
October 1 - October 31, 2021	-	-	-	$19,136,935
November 1 - November 30, 2021	-	-	-	19,136,935
December 1 - December 31, 2021	194,030	$32.98	194,030	12,737,633
Total	194,030	$32.98	194,030	$12,737,633

As of December 31, 2021, $12.7 million remained available for the repurchase of shares under the Company’s share repurchase program. In March 2022, the Company’s board of directors approved an increase in the aggregate cost of the Company’s Class A Common Stock and Class B Common Stock that may be repurchased under the Share Repurchase Plan by an additional $50 million.

Equity Compensation Plan Information

The Bluegreen Vacations Holding Corporation 2021 Incentive Plan (the “Plan”), allows for the issuance of up to 2,000,000 shares of the Company’s Class A Common Stock pursuant to restricted stock awards and options which may be granted under the Plan.  The Plan also permits the grant of performance-based cash awards. The Plan was approved by the Company’s shareholders during July 2021 and, in connection therewith, all previous equity compensation plans of the Company were terminated. The following table lists awards previously granted and outstanding, and securities authorized for issuance, under the Plan:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants or Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants or Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Outstanding Options, Warrants, or Rights)
Equity compensation plans approved by shareholders	—	—	1,539,530
Equity compensation plans not approved by shareholders	—	—	—
	—	—	1,539,530

Item 6. Selected Financial Data.

Not applicable.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis together with the Company’s audited consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K. The following discussion contains forward-looking statements, including those that reflect or imply plans, estimates and beliefs. Actual results could differ materially from those discussed in or implied by the forward-looking statements. Factors that could cause or contribute to these differences include, without limitation, those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.”

This section of this Annual Report on Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Such reports and other information filed by the Company with the SEC are available free of charge on our website at www.bvhcorp.com and on the SEC’s website at www.sec.gov.

Company Overview

The Company is a holding company for Bluegreen, which became a wholly owned subsidiary of the Company during May 2021 as a result of the statutory short-form merger described below. Prior to the merger, the Company held approximately 93% of Bluegreen’s common stock. Bluegreen is a leading vacation ownership company that markets and sells VOIs and manages resorts in popular leisure and urban destinations.

On September 30, 2020, the Company completed its spin-off of BBX Capital, Inc. (“BBX Capital”) BBX Capital was a wholly owned subsidiary of the Company prior to the spin-off and became a separate public company as a result of the spin-off. BBX Capital holds all of the historical business and investments of the Company other than the Company’s investment in Bluegreen. As a result of the spin-off, all of the Company’s operations and activities relate to the operations and activities of Bluegreen. BBX Capital and its subsidiaries are presented as discontinued operations in the Company’s financial statements.

In connection with the spin-off, the Company’s name was changed from BBX Capital Corporation to Bluegreen Vacations Holding Corporation. The Company also issued a $75.0 million note payable to BBX Capital (of which $50.0 million remained outstanding at December 31, 2021). The note accrues interest at a rate of 6% per annum and requires payments of interest on a quarterly basis. Under the terms of the note, the Company has the option in its discretion to defer interest payments under the note, with interest on the entire outstanding balance thereafter to accrue at a cumulative, compounded rate of 8% per annum until such time as the Company is current on all accrued payments under the note, including deferred interest. All remaining outstanding amounts under the note will become due and payable in in September 2025 or earlier upon certain other events.

On May 5, 2021, the Company acquired all of the approximately 7% of the outstanding shares of Bluegreen’s common stock not previously owned by the Company through a statutory short-form merger under Florida law. In connection with the merger, Bluegreen’s shareholders (other than the Company) received 0.51 shares of the Company’s Class A Common Stock for each share of Bluegreen’s common stock that they held at the effective time of the merger (subject to rounding up of fractional shares). The Company issued approximately 2.66 million shares of its Class A Common Stock in connection with the merger. As a result of the completion of the merger, Bluegreen became a wholly owned subsidiary of the Company and its common stock is no longer publicly traded.

In July 2020, the Company effected a one-for-five reverse split of its Class A Common Stock and Class B Common Stock. Share and per share amounts set forth herein have been retroactively adjusted to reflect the one-for-five reverse stock split as if it had occurred as of January 1, 2019.

As of December 31, 2021, the Company had total consolidated assets of approximately $1.2 billion and shareholders’ equity of approximately $243.4 million.

Summary of Consolidated Results of Operations

Consolidated Results

The following summarizes key financial highlights for the year ended December 31, 2021 compared to the year ended December 31, 2020:

•Total consolidated revenues of $757.1 million, a 46% increase compared to 2020.

•Income before income taxes from continuing operations of $98.6 million compared to a loss of $46.8 million during 2020.

•Net income attributable to common shareholders of $58.7 million compared to net loss attributable to common shareholders of $80.5 million in 2020.

•Diluted earnings per share from continuing operations of $2.79 compared to a diluted loss per share of $2.82 in 2020.

The Company’s consolidated results from continuing operations for the year ended December 31, 2021 compared to 2020 were significantly impacted by the following:

•An increase in the Company’s revenues primarily attributable to the COVID-19 pandemic having a more significant impact on operations in 2020.

•An increase in the provision for loan losses as a percentage of sales during 2020 as a result of the estimated impact at that time of the COVID-19 pandemic on customer defaults.

•An increase in selling, general and administrative expenses primarily attributable to improved industry and economic conditions in 2021, as well as expansion of our sales and marketing operations. In addition, results for 2020 reflect the steps taken at the time to mitigate costs in anticipation of the COVID-19 pandemic.

Segment Results

The Company reports the results of its business activities through the following reportable segments: Sales of VOIs and Financing; and Resort Operations and Club Management.

Information regarding income before income taxes by reportable segment is set forth in the table below:

	For the Years Ended December 31,
	2021	2020	2019
(in thousands)
Sales of VOIs and financing	$129,574	$35,670	$96,868
Resort operations and club management	78,069	63,240	52,459
Corporate and other	(99,345)	(80,081)	(91,063)
BVH corporate	(9,702)	(65,603)	(50,085)
Income (loss) before income taxes from continuing operations	98,596	(46,774)	8,179
(Provision) benefit for income taxes	(26,664)	2,368	(7,525)
Net income (loss) from continuing operations	71,932	(44,406)	654
Discontinued operations, net	900	(32,759)	31,449
Net income (loss)	72,832	(77,165)	32,103
Less: Net income attributable to noncontrolling
interest - continued operations	14,102	8,186	14,636
Less: Net (loss) attributable to noncontrolling
interest - discontinued operations	—	(4,822)	(224)
Net income (loss) attributable to shareholders	$58,730	$(80,529)	$17,691

Executive Overview

Bluegreen is a leading vacation ownership company that markets and sells VOIs and manages resorts in popular leisure and urban destinations. Bluegreen’s resort network includes 45 Club Resorts (resorts in which owners in its Vacation Club have the right to use most of the units in connection with their VOI ownership) and 23 Club Associate Resorts (resorts in which owners in its Vacation Club have the right to use a limited number of units in connection with their VOI ownership). These Club Resorts and Club Associate Resorts are primarily located in high-volume, “drive-to” vacation locations, including Orlando, Las Vegas, Myrtle Beach, Charleston and New Orleans, among others. Through Bluegreen’s points-based system, the approximately 217,000 owners in Bluegreen’s Vacation Club have the flexibility to stay at units available at any of Bluegreen’s resorts and have access to over 11,300 other hotels and resorts through partnerships and exchange networks. Bluegreen’s sales and marketing platform is supported by marketing relationships with nationally-recognized consumer brands, such as Bass Pro and Choice Hotels. The Company believes these marketing relationships help generate sales within its core demographic. In 2019, Bluegreen launched its Bluegreen Renewal Program, which is part of its Company wide effort to revitalize sales, grow revenue and increase efficiency.

Impact of the COVID-19 Pandemic

The COVID-19 pandemic caused an unprecedented disruption in the U.S. and global economies and the industries in which the Company operates due to, among other things, government ordered “shelter in place” and “stay at home” orders and advisories, travel restrictions, and restrictions on business operations, including government guidance with respect to travel, public accommodations, social gatherings, and related matters. These disruptions and the reaction of the general public to the pandemic had a significant adverse impact on the Company’s financial condition and operations throughout 2020, including, without limitation, due to the temporary closure beginning in March 2020 of all of Bluegreen’s VOI sales centers, its retail marketing operations at Bass Pro Shops and Cabela’s stores and outlet malls, and its Choice Hotels call transfer program, Bluegreen’s cancellation of existing owner reservations through May 15, 2020 and new prospect guest tours through June 30, 2020, and the temporary closure of certain of Bluegreen’s Club Resorts and Club Associate Resorts in accordance with government mandates and advisories. While adverse conditions continued during 2021, including due to the emergence of new variants such as the Delta variant and Omicron variant which emerged as a variant of concern during the fourth quarter of 2021, Bluegreen’s business and results generally improved during 2021.

Status of Current Operations

As of December 31, 2021, Bluegreen was operating marketing kiosks at 128 Bass Pro Shops and Cabela’s stores, including 28 new Cabela’s locations and 2 new Bass Pro locations opened during the year ended December 31, 2021; the Choice Hotels call transfer program was close to pre-pandemic volume; and all of Bluegreen’s VOI sales centers and resorts were open, except for one resort and sales center in Surfside, Florida which was closed due to conditions unrelated to the pandemic.  Further, resort occupancy rates were approximately 81% at resorts with sales centers for the year ended December 31, 2021 and we sold approximately 211,000 vacation packages in 2021 compared to approximately 132,000 in 2020. Bluegreen’s pipeline of vacation packages was 187,200 at December 31, 2021 compared to 121,900 at December 31, 2020, which we believe reflected the impact of the temporary cessation of marketing activities at the outset of the COVID-19 pandemic. See “Risk Factors - The COVID-19 pandemic has had, and the current and uncertain future outlook of the pandemic may to continue to have, a significant adverse effect on Bluegreen’s business, financial condition, liquidity and results of operations.”

VOI Sales and Financing

Bluegreen’s primary business is the marketing and selling of deeded VOIs, developed either internally or by third parties. Customers who purchase these VOIs receive an allotment of points, which can be redeemed for stays at one of the Bluegreen’s resorts or at 11,300 other hotels and resorts available through partnerships and exchange networks. Bluegreen’s goal is to employ a flexible model with a mix of sales of our owned, acquired or developed VOIs and sales of VOIs on behalf of third-party developers, as determined by management to be appropriate from time to time based on market and economic conditions, available cash, and other factors. Our relationships with third-party developers enables us to generate fees from the sales and marketing of their VOIs without incurring the significant upfront capital investment generally associated with resort acquisition or development. While sales of Bluegreen owned inventory typically result in a greater contribution to EBITDA and Adjusted EBITDA, fee-based sales typically do not require an initial investment or involve development financing risk. Both Bluegreen owned VOI sales and fee-based VOI sales result in recurring, incremental and long-term fee streams by adding owners to the Bluegreen Vacation Club and new resort management contracts. Fee-based sales of VOIs comprised 31% of system-wide sales of VOIs during both years ended December 31, 2021 and 2020, respectively. While Bluegreen intends to remain flexible with respect to its sales of the different categories of its VOI inventory in the future based on economic conditions, business initiatives and other considerations, Bluegreen currently expects that its percentage of fee-based sales will continue to decrease over time compared to prior years as Bluegreen continues to increase its focus on Bluegreen owned VOI sales, including developed VOI sales, JIT sales and secondary market sales. In conjunction with sales of VOIs, the Company generates interest income by providing financing to qualified purchasers. Collateralized by the underlying VOIs, Bluegreen’s loans are generally structured as 10-year, fully-amortizing loans with a fixed interest rate ranging from approximately 13% to approximately 17% per annum. As of December 31, 2021, the weighted-average interest rate on the Company’s VOI notes receivable was 15%. In addition, the Company earns fees for various other services, including title and escrow services in connection with the closing of VOI sales, and mortgage servicing.

Resort Operations and Club Management

Bluegreen enters into management agreements with the HOAs that maintain most of the resorts in Bluegreen’s Vacation Club and earns fees for providing management services to those HOAs and the approximately 217,000 Vacation Club owners. These resort management services include providing or oversight of front desk operations, housekeeping services, maintenance, and certain accounting and administration functions. Our management contracts generally yield recurring cash flows and do not have the traditional risks associated with hotel management contracts that are generally linked to daily rate or occupancy. Our management contracts are typically structured as “cost-plus,” with an initial term of three years and automatic one year renewals. In connection with the management services provided to the Vacation Club, the Company manages the reservation system and provides owner, billing and collection services.

Principal Components Affecting the Our Results of Operations

Principal Components of Revenue

Fee-Based Sales. Represent sales of third-party VOIs where Bluegreen is paid a commission.

Bluegreen Owned VOI Sales. Represent sales of VOIs in resorts that Bluegreen has developed or acquired, VOIs acquired from HOAs or other owners, typically in connection with maintenance fee defaults, or secondary market sales. VOI inventory acquired from HOAs or other timeshare owners are generally purchased at a greater discount to retail price compared to developed VOI sales and VOIs purchased by Bluegreen for sale as part of its just-in-time (“JIT”) sales activities.

Financing Revenue. Represents revenue from the financing of VOI sales, which includes interest income and loan servicing fees. Bluegreen also earns fees from providing loan servicing to certain third-party developers relating to VOI receivables sold by them.

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

Principal Components of Costs and Expenses

Cost of VOIs Sold. Represents the cost at which Bluegreen owned VOIs sold during the period were relieved from inventory. Compared to the cost of Bluegreen developed VOI inventory, VOIs acquired in connection with JIT arrangements typically have a relatively higher associated cost of sales as a percentage of sales while those acquired in connection with secondary market arrangements typically have a lower cost of sales as a percentage of sales as secondary market inventory is generally obtained from HOAs at a significant discount to retail price. Cost of VOIs sold as a percentage of sales of VOIs varies between periods based on the relative costs of the specific VOIs sold in each period and the size of the point packages of the VOIs sold (primarily due to offered volume discounts, and taking into account consideration of cumulative sales to existing owners). Additionally, the effect of changes in estimates under the relative sales value method, including estimates of projected sales, future defaults, upgrades and incremental revenue from the resale of repossessed VOI inventory, are reflected on a retrospective basis in the period the change occurs. Cost of sales is typically favorably impacted in periods where a significant amount of secondary market VOI inventory is acquired and actual defaults and equity trades are higher and the resulting change in estimate is recognized. While Bluegreen believes that there is additional inventory that can be obtained through the secondary market at favorable prices to Bluegreen in the future, there is no assurance that such inventory will be available.

Net Carrying Cost of VOI Inventory. Represents the maintenance fees and developer subsidies for unsold VOI inventory paid or accrued to the HOAs that maintain the resorts. Bluegreen attempts to offset this expense, to the extent possible, by generating revenue from renting its VOIs and through utilizing them in Bluegreen’s sampler programs. Bluegreen may also house marketing guest in our unsold VOIs in which case the cost of such unit is recognized as sales and marketing expense. Bluegreen nets such revenue from this expense item.

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

Key Business and Financial Metrics Used by Management

Operating Metrics

Sales of VOIs. Represent sales of Bluegreen owned VOIs, including developed VOIs and those acquired through JIT and secondary market arrangements, reduced by equity trade allowances and an estimate of uncollectible VOI notes receivable. In addition to the factors impacting system-wide sales of VOIs (as described below), sales of VOIs are impacted by the proportion of system-wide sales of VOIs sold on behalf of third-parties on a commission basis, which are not included in sales of VOIs.

System-wide Sales of VOIs. Represents all sales of VOIs, whether owned by Bluegreen or a third party immediately prior to the sale. Sales of VOIs owned by third parties are transacted as sales of VOIs in Bluegreen’s Vacation Club through the same selling and marketing process Bluegreen uses to sell Bluegreen owned VOI inventory. Bluegreen considers system-wide sales of VOIs to be an important operating measure because it reflects all sales of VOIs by Bluegreen’s sales and marketing operations without regard to whether Bluegreen or a third party owned such VOI inventory at the time of sale. System-wide sales of VOIs is not a recognized term under GAAP and should not be considered as an alternative to sales of VOIs or any other measure of financial performance derived in accordance with GAAP or to any other method of analyzing Bluegreen’s results as reported under GAAP.

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

For further information see Item 8. Financial Statements and Supplementary Data – Note 2: Basis of Presentation and Recently Issued Accounting Pronouncements

EBITDA, Adjusted EBITDA and Adjusted EBITDA Attributable to Shareholders

EBITDA, Adjusted EBITDA, and Adjusted EBITDA Attributable to Shareholders. The Company defines EBITDA as earnings, or net income, before taking into account interest income (excluding interest earned on VOI notes receivable), interest expense (excluding interest expense incurred on debt secured by VOI notes receivable), and depreciation and amortization. The Company defines Adjusted EBITDA as EBITDA, adjusted to exclude amounts of loss (gain) on assets held for sale, share-based compensation expense, and items that the Company believes are not representative of ongoing operating results. Accordingly, in calculating Adjusted EBITDA, the Company excludes certain items which it believes are not representative of ongoing operating results, such as severance charges net of employee retention tax credits and incremental costs associated with the COVID-19 pandemic and for 2019, the payments made to Bass Pro pursuant to the settlement agreement entered into with Bass Pro at that time. Adjusted EBITDA Attributable to Shareholders is Adjusted EBITDA excluding amounts attributable to the non-controlling interest in Bluegreen/Big Cedar Vacations (in which Bluegreen owns a 51% interest). For purposes of the calculation of EBITDA, Adjusted EBITDA and Adjusted EBITDA Attributable to Shareholders, no adjustments were made for interest income earned on VOI notes receivable or the interest expense incurred on debt that is secured by such notes receivable because they are both considered to be part of the ordinary operations of the Company’s business.

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

Reportable Segments Results of Operations

Adjusted EBITDA Attributable to Shareholders for the years ended December 31, 2021, 2020 and 2019

The Company considers Segment Adjusted EBITDA in connection with its evaluation of its business segments as described in Note 17: Segment Reporting to the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. See above for a discussion of the Company’s definition of Adjusted EBITDA and related measures, how management uses it to manage its business and material limitations on its usefulness. The following tables set forth Segment Adjusted EBITDA, Adjusted EBITDA, Adjusted EBITDA Attributable to Shareholders, EBITDA and a reconciliation of EBITDA, Adjusted EBITDA, and Adjusted EBITDA Attributable to Shareholders to net income, the most comparable GAAP financial measure:

	For the Years Ended December 31,
	2021	2020	2019
(in thousands)
Adjusted EBITDA - sales of VOIs and financing	$138,078	$46,909	$143,581
Adjusted EBITDA - resort operations
and club management	78,914	65,435	59,878
Total Segment Adjusted EBITDA	216,992	112,344	203,459
Less: Bluegreen's Corporate and other	(77,159)	(55,500)	(70,193)
Less: BVH Corporate and other	(2,513)	(59,147)	(41,787)
Adjusted EBITDA	137,320	(2,303)	91,479
Less: Adjusted EBITDA attributable to non-controlling interest	(15,286)	(11,043)	(20,182)
Total Adjusted EBITDA attributable to shareholders	$122,034	$(13,346)	$71,297

FOOT

	For the Years Ended December 31,
	2021	2020	2019
(in thousands)
Net income (loss) attributable to its shareholders	$57,830	$(52,592)	$(13,982)
Net income attributable to the non-controlling interest
continuing operations	14,102	8,186	14,636
Net Income (loss)	71,932	(44,406)	654
Add: Depreciation and amortization	15,653	15,563	14,114
Less: Interest income (other than interest earned on
VOI notes receivable)	(368)	(4,367)	(4,720)
Add: Interest expense - corporate and other	19,842	22,369	24,862
Add: Provision (benefit) for income taxes	26,664	(2,368)	7,525
EBITDA	133,723	(13,209)	42,435
Add: Share - based compensation expense(1)	1,036	—	—
Loss on assets held for sale	158	1,247	3,656
Add: Severance and other (2)	2,403	9,659	6,267
Add: Bass Pro settlement	—	—	39,121
Adjusted EBITDA	137,320	(2,303)	91,479
Adjusted EBITDA attributable to the non-controlling
interest	(15,286)	(11,043)	(20,182)
Adjusted EBITDA attributable to shareholders	$122,034	$(13,346)	$71,297

(1)Share-based compensation expense for the year ended December 31, 2021 consisted of $1.0 million, related to restricted stock awards granted in June 2021.

(2)Amounts for the years ended December 31, 2021 and 2019 consisted of severance costs only. Amounts for the year ended December 31, 2020 consisted of severance, net of employee retention credits, of $5.5 million, a special bonus paid to all non-executive employees of $3.3 million and COVID-19 incremental costs of $0.9 million.

The following tables reconcile system-wide sales of VOIs to gross sales of VOIs, the most comparable GAAP financial measure.

	For the Years Ended December 31,
	2021	2020	2019
(in thousands)
Gross sales of VOIs	$426,556	$230,938	$311,076
Add: Fee-based sales	191,054	136,060	308,032
System-wide sales of VOIs	$617,610	$366,998	$619,108

For the year ended December 31, 2021 compared to the year ended December 31, 2020

Sales of VOIs and Financing

	For the Years Ended December 31,
	2021		2020
	Amount	% of System- wide sales of VOIs(5)	Amount	% of System- wide sales of VOIs(5)
(dollars in thousands)
Bluegreen owned VOI sales(1)	$426,556	69	$230,938	63
Fee-Based VOI sales	191,054	31	136,060	37
System-wide sales of VOIs	617,610	100%	366,998	100%
Less: Fee-Based sales	(191,054)	(31)	(136,060)	(37)
Gross sales of VOIs	426,556	69	230,938	63
Provision for loan losses (2)	(72,788)	(17)	(56,941)	(25)
Sales of VOIs	353,768	57	173,997	47
Cost of VOIs sold (3)	(29,504)	(8)	(13,597)	(8)
Gross profit (3)	324,264	92	160,400	92
Fee-Based sales commission revenue (4)	128,321	67	89,965	66
Financing revenue, net of financing expense	65,569	11	61,883	17
Other expense	(145)	—	(942)	—
Other fee-based services, title operations and other, net	8,837	1	3,745	1
Net carrying cost of VOI inventory	(22,339)	(4)	(34,626)	(9)
Selling and marketing expenses	(338,269)	(55)	(217,408)	(59)
General and administrative expenses - sales and marketing	(36,664)	(6)	(27,347)	(7)
Operating profit - sales of VOIs and financing	129,574	21%	35,670	10%
Add: Depreciation and amortization	5,956		5,852
Add: Severance and other	2,403		4,445
Add: Loss on assets held for sale	145		942
Adjusted EBITDA - sales of VOIs and financing	$138,078		$46,909

(1)Bluegreen owned VOI sales represent sales of VOIs acquired or developed by Bluegreen.

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

System-wide sales of VOIs. System-wide sales of VOIs were $617.6 million and $367.0 million during the years ended December 31, 2021 and 2020, respectively. System-wide sales of VOIs are driven by the number of guest attending a timeshare sale presentation (a “guest tour”) and our ability to convert such guest tours into purchases of VOIs. The number of guest tours is driven by the number of existing owner guests Bluegreen has staying at a resort with a sales center and new guests who agree to attend a sales presentation. Due to the COVID-19 pandemic and Bluegreen’s decision to temporarily cease marketing activities from March through May 2020, guest tours and as a result, system-wide sales of VOIs were significantly adversely impacted during 2020.  During 2021, Bluegreen experienced an increase in guest tours resulting an increase in system-wide sales of VOIs. The COVID-19 pandemic significantly impacted, and may continue to adversely impact, system-wide sales of VOIs. The ultimate extent and duration of the impact cannot be predicted at this time.

Included in system-wide sales are Fee-Based Sales and Bluegreen-owned sales. Sales by category are tracked based on which deeded VOI is conveyed in each transaction. The individual VOIs sold is based on several factors, including the needs of fee-based clients, the Company’s debt service requirements and default resale requirements under term securitizations and similar transactions. These factors and business initiatives contribute to fluctuations in the amount of sales by category from period to period.

Sales of VOIs. Sales of VOIs were $353.7 million and $174.0 million during the years ended December 31, 2021 and 2020, respectively. Sales of VOIs were impacted by the factors described in the discussion of system-wide sales of VOIs above, primarily the adverse impact of the COVID-19 pandemic in 2020. Gross sales of VOIs were reduced by $72.8 million and $56.9 million during the years ended December 31, 2021 and 2020, respectively, for the provision for loan losses. The provision for loan losses varies based on the amount of financed, non-fee based sales during the period and changes in estimates of future notes receivable performance for existing and newly originated loans. The provision for loan losses as a percentage of gross sales of VOIs was 17% and 25% during the years ended December 31, 2021 and 2020, respectively. The percentage of sales which were realized in cash within 30 days from sale was 41% during the year ended December 31, 2021, and 42% during the year ended December 31, 2020.

In March 2020, Bluegreen recorded an additional allowance of $12.0 million which included Bluegreen’s estimate at that time of customer defaults as a result of changing economic factors related to the COVID-19 pandemic. Bluegreen believes that the COVID-19 pandemic may continue to have an impact on the collectibility of its VOI notes receivable. In addition to the COVID-19 pandemic, the provision for loan losses continues to be impacted by defaults which Bluegreen believes are attributable to the receipt of letters from third parties and attorneys who purport to represent certain VOI owners and who have encouraged such owners to become delinquent and ultimately default on their obligations. See Note 12: Commitments and Contingencies to the Company’s consolidated financial statements included in Item 8 of this report for additional information regarding such letters and actions we have taken in connection with such letters. The impact of the COVID-19 pandemic and the continued impact of actions taken by timeshare exit firms are highly uncertain and there is no assurance that steps taken to mitigate the impact of the pandemic or actions taken by timeshare exit firms will be successful or that the pandemic will not otherwise continue to impact the collectability or our VOI notes receivable to a greater extent than estimated. As a result, actual defaults may differ from our estimates and the allowance for loan losses may not prove to be adequate.

The average annual default rates and delinquency rates (more than 30 days past due) on our VOI notes receivable were as follows:

	Year Ended December 31,
	2021	2020
Average annual default rates (1)	8.44%	9.79%

	As of December 31,
	2021	2020
Delinquency rates (1)	2.85%	3.26%

(1)The Average Default Rates in the table above includes VOIs which have been defaulted but had not yet charged off due to the provisions of certain of our receivable-backed notes payable transactions, as well as certain VOI loans over 127 days past due where we received cease and desist letters from attorneys and other third-party exit firms.  Accordingly, these are excluded for purposes of calculating the delinquency rates above.

The following table sets forth certain information for system-wide sales of VOIs for 2021 and 2020:

	For the Year Ended December 31,
	2021	2020	% Change
Number of sales centers open at period-end	24	24	—
Total number of VOI sales transactions	35,088	22,188	58
Average sales price per transaction	$17,696	$16,586	7
Number of total guest tours	213,599	120,801	77
Sale-to-tour conversion ratio– total marketing guests	16.4%	18.4%	(11)
Number of existing owner guest tours	96,025	61,332	57
Sale-to-tour conversion ratio– existing owners	19.3%	22.0%	(12)
Number of new guest tours	117,574	59,469	98
Sale-to-tour conversion ratio– new marketing guests	14.1%	14.6%	(3)
Percentage of sales to existing owners	54.1%	63.6%	(15)
Average sales volume per guest	$2,907	$3,046	(5)

Cost of VOIs Sold. During the years ended December 31, 2021 and 2020, cost of VOIs sold was $29.5 million and $13.6 million, respectively, and represented 8% of sales of VOIs for each year. Cost of VOIs sold as a percentage of sales of VOIs varies between periods based on the relative costs of the specific VOIs sold in each period and the size of the point packages of the VOIs sold (due to offered volume discounts, including consideration of cumulative sales to existing owners). Additionally, the effect of changes in estimates under the relative sales value method, including estimates of sales, future defaults, upgrades and incremental revenue from the resale of repossessed VOI inventory, are reflected on a retrospective basis in the period the change occurs. Therefore, cost of sales is typically favorably impacted in periods where a significant amount of Secondary Market VOI inventory is acquired or actual defaults and equity trades are higher than anticipated and the resulting change in estimate is recognized. Cost of VOIs sold as a percentage of sales of VOIs was consistent for both 2021 and 2020.

Fee-Based Sales Commission Revenue. During the years ended December 31, 2021 and 2020, Bluegreen sold $191.1 million and $136.1 million, respectively, of third-party VOI inventory under commission arrangements and earned sales and marketing commissions of $128.3 million and $90.0 million, respectively, in connection with those sales. The increase in sales of third-party developer inventory on a commission basis during 2021 reflected the increase in new guest tours as a result of the more significant impact of the COVID-19 pandemic on operations in 2020 and the other factors described above. Bluegreen earned an average sales and marketing commission of 67% and 66% during the years ended December 31, 2021 and 2020, respectively, which is net of a reserve for commission refunds in connection with early defaults and cancellations pursuant to the terms of certain of the fee-based service arrangements. Bluegreen typically recognizes a sales and marketing commission between 65% and 68% on sales of third-party VOI inventory.

Financing Revenue, Net of Financing Expense — Sales of VOIs. Interest income on VOIs notes receivable was $81.3 million and $77.5 million during the years ended December 31, 2021 and 2020, respectively, which was partially offset by interest expense on receivable backed debt of $15.5 million and $17.0 million, respectively. The increase in finance revenue, net of finance expense during 2021 as compared to 2020 is primarily due to higher VOI notes receivable balances as a result of higher sales of VOIs in 2021 due to the more significant impact of the COVID-19 pandemic on operations in 2020 and the other factors described above, lower outstanding receivable-backed debt balances and a lower weighted-average cost of borrowings attributable to the lower interest rates for the year ended December 31, 2021. Revenue from third-party mortgage servicing during the years ended December 31, 2021 and 2020 of $5.0 million and $5.9 million, respectively, are included in financing revenue, net of mortgage servicing expenses of $5.3 million and $4.6 million, respectively. The decrease in revenues from third-party mortgage servicing reflects a decrease of 9% in the principle balance of loans serviced.

Other Fee-Based Services — Title Operations, net. During the years ended December 31, 2021 and 2020, revenue from title operations was $12.2 million and $7.6 million, respectively, which was partially offset by expenses directly related to title operations of $3.4 million and $3.8 million, respectively. Resort title fee revenue varies based on VOI sales volumes as well as the relative title costs in the jurisdictions where the inventory being sold is located. The increase for the year ended December 31, 2021 compared to 2020 is primarily due to higher system-wide sales of

VOIs in 2021 due to the greater impact of the COVID-19 pandemic on operations in 2020 and the other factors described above.

Net Carrying Cost of VOI Inventory. The gross carrying cost of VOI inventory was $42.2 million and $40.8 million during the years ended December 31, 2021 and 2020, respectively, which was partially offset by rental and sampler revenue of $19.9 million and $6.2 million, respectively. The decrease in net carrying costs of VOI inventory was primarily related to increased rentals of developer inventory and increased sampler stays due to the more significant impact of the COVID-19 pandemic on operations in 2020, partially offset by increased maintenance fees and developer subsidies associated with the increase in VOI inventory. In certain circumstances, marketing costs are offset by using inventory for marketing guest stays.

Selling and Marketing Expenses. Selling and marketing expenses were $338.3 million and $217.4 million during the years ended December 31, 2021 and 2020, respectively. As a percentage of system-wide sales of VOIs, selling and marketing expenses were 55% and 59% during the years ended December 31, 2021 and 2020, respectively. The decrease in selling and marketing expenses as a percentage of system-wide sales of VOIs during the year ended December 31, 2021 compared to the year ended December 31, 2020, is primarily attributable to the fixed nature of certain costs and the cost of maintaining certain sales and marketing associates on temporary furlough in 2020 due to the temporary closure of VOI sales centers and marketing operations in connection with the COVID-19 pandemic as discussed above. During the year ended December 31, 2020, Bluegreen incurred $3.2 million in severance and $13.6 million of payroll and benefits expenses relating to employees on temporary furlough or reduced work hours as a result of actions taken in connection with the impact of the COVID-19 pandemic. During the year ended December 31, 2021, Bluegreen incurred $2.4 million in severance but no such COVID-19 related expense. In addition, Bluegreen was also impacted by costs incurred associated with the commencement of marketing operations at 28 and 10 additional Cabela’s stores during the years ended December 31, 2021 and 2020, respectively, and two new Bass Pro stores during the year ended December 31, 2021. Bluegreen utilizes these stores to sell discounted vacation packages to customers for future travel which require the customers to attend a timeshare presentation. Additionally, during 2021, Bluegreen incurred costs associated with redesigning its sales and marketing platform, including updating sales offices, refreshing marketing material, and adding new sales and marketing senior leadership positions. Further, Bluegreen has invested in various local and national marketing programs in an effort to attract new customers. These program changes may not be successful or generate a sufficient number of prospects to offset the program costs incurred.

The following table sets forth certain new customer marketing information, excluding sampler and other returning owner vacation packages, for 2021 and 2020:

	For the Year Ended December 31,
	2021	2020	% Change
Number of Bass Pro and Cabela's marketing locations at period-end	128	98	31
Number of vacation packages outstanding, beginning of the period (1)	121,915	169,294	(28)
Number of vacation packages sold	211,364	131,963	60
Number of vacation packages outstanding, end of the period (1)	187,244	121,915	54
% of Bass Pro vacation packages at period end	47%	53%	(11)
% of Cabela's vacation packages at period end	19%	15%	27
% of Choice Hotel vacation packages at period end	23%	20%	15
% of Other vacation packages at period end	11%	12%	(8)

(1)Excludes vacation packages sold to customers more than one year prior to the period presented and vacation packages sold to customers who had already toured but purchased an additional vacation package.

During 2020, Bluegreen eliminated certain of its lower performing mini-vacation programs, including a lead generation operation at various malls. While the elimination of these programs has resulted in lower sales of vacation packages, we believe our expansion into Cabela’s and other local and national marketing programs has to date offset the impact of this decrease in vacation packages.

In addition to vacation packaged sold to new prospects, we also sell vacation packages to customers who have already toured and whom purchased a VOI, and have indicated they would tour again. As of December 31, 2021, the pipeline of such packages was approximately 15,000. There is no assurance that such packages will convert to sales at historical or expected levels.

General and Administrative Expenses — Sales and Marketing Operations. General and administrative expenses, representing expenses directly attributable to sales and marketing operations, were $36.7 million and $27.3 million during the years ended December 31, 2021 and 2020, respectively. As a percentage of system-wide sales of VOIs, general and administrative expenses directly attributable to sales and marketing operations were 6% and 7% during the years ended December 31, 2021 and 2020, respectively. The decrease as a percentage of sales for the year ended December 31, 2021 as compared to the year ended December 31, 2020 was primarily due to the fixed nature of certain costs, the costs of maintaining certain sales associates on temporary furlough due to the impact of the COVID-19 pandemic (as described above), and lower VOI system-wide sales of VOIs in 2020.

Resort Operations and Club Management

	For the Years Ended December 31,
	2021		2020
(dollars in thousands)
Resort operations and club management revenue	$180,317		$168,560
Resort operations and club management expense	(102,248)		(105,320)
Operating profit - resort operations and club management	78,069	43%	63,240	38%
Add: Depreciation and amortization	770		796
Add: Severance	—		1,369
Add: Loss on assets held for sale	75		30
Adjusted EBITDA - resort operations and club management	$78,914		$65,435

Resort Operations and Club Management Revenue. Resort operations and club management revenue increased 7% during the year ended December 31, 2021 as compared to the year ended December 31, 2020. Cost reimbursement revenue, which consists of payroll and other operating expenses which we incur and pass through to the HOAs, increased 7% during the year ended December 31, 2021, as compared to the year ended December 31, 2020. The increase in cost reimbursement revenue was primarily attributable to the reduction in headcount in 2020 due to actions taken in connection with the COVID-19 pandemic. Excluding cost reimbursement revenue, resort operations and club management revenue increased 7% during the year ended December 31, 2021, as compared to the year ended December 31, 2020. This increase was primarily attributable to increased resort retail operations and third-party rental commissions as a result of the significant impact of the COVID-19 pandemic in 2020. Our resort network included 68 Club and Club Associate Resorts as of both December 31, 2021 and December 31, 2020. We managed 49 resort properties as of both December 31, 2021 and December 31, 2020.

Resort Operations and Club Management Expense. Excluding cost reimbursement expense, resort operations and club management expense decreased 19% during the year ended December 31, 2021, as compared to year ended December 31, 2020. The decrease was primarily due to the significant impact of the COVID-19 pandemic in 2020.

Bluegreen Corporate and Other

	For the Years Ended December 31,
	2021	2020
(in thousands)
General and administrative expenses - corporate and other	$(87,990)	$(68,165)
Other income (expense), net	930	(370)
Add: Share - based compensation expense	1,036	—
(Gain) loss on assets held for sale	(62)	275
Add: Depreciation and amortization	8,927	8,915
Add: Severance and other	—	3,845
Adjusted EBITDA - Corporate and other	$(77,159)	$(55,500)

General and Administrative Expenses — Corporate and Other. General and administrative expenses directly attributable to Bluegreen’s corporate overhead were $88.0 million and $68.2 million during the years ended December 31, 2021 and 2020, respectively. The increase was primarily due to $7.1 million of employee retention credit earned in 2020 under the CARES Act with no such related credit in 2021, coupled with increased employee benefits and higher executive and management incentive compensation during the year ended December 31, 2021 as compared to the year ended December 31, 2020.

Other Income (Expense), net. Other income (expense), net was $0.9 million and ($0.4) million during the years ended December 31, 2021 and 2020, respectively. This increase was primarily related to increased forfeiture income from VOI Sales during 2021 as compared to 2020.

Interest Expense Interest expense unrelated to receivable-backed debt was $12.6 million and $15.0 million during the years ended December 31, 2021 and 2020, respectively. The decrease in interest expense during the year ended December 31, 2021 was primarily due to a lower outstanding debt balances partially offset by a higher weighted-average cost of borrowing. The weighted average cost of borrowing excluding receivable-backed debt as of December 31, 2021 was approximately 5.6% compared to approximately 5.3% as of December 31, 2020.

Adjusted EBITDA Attributable to Non-Controlling Interest in Bluegreen/Big Cedar Vacations. The Company includes in its consolidated financial statements the results of operations and financial condition of Bluegreen/Big Cedar Vacations, Bluegreen’s 51%-owned subsidiary. The non-controlling interest in Adjusted EBITDA of Bluegreen/Big Cedar Vacations is the portion of Bluegreen/Big Cedar Vacations’ Adjusted EBITDA that is attributable to Big Cedar LLC, which holds the remaining 49% interest in Bluegreen/Big Cedar Vacations. Adjusted EBITDA attributable to the non-controlling interest in Bluegreen/Big Cedar Vacations was $13.4 million and $7.6 million during the years ended December 31, 2021 and 2020, respectively. The increase in Adjusted EBITDA attributable to the non-controlling interest in Bluegreen/Big Cedar Vacations in 2021 compared to 2020 primarily reflects the more significant impact of the COVID-19 pandemic on 2020 results, as discussed above.

Parent Company

The Parent Company Corporate in the Company’s segment information primarily includes the following:

•BVH’s corporate general and administrative expenses;

•Interest expense associated with Woodbridge’s junior subordinated debentures and the note payable to BBX Capital; and

•Interest income on interest-bearing cash accounts.

Corporate General and Administrative Expenses

The Parent Company’s corporate general and administrative expenses were $2.6 million and $59.3 million for the years ended December 31, 2021 and 2020, respectively.  The Parent Company’s corporate general and administrative expenses during periods subsequent to the September 2020 spin-off of BBX Capital consist primarily of costs associated with the Parent Company being a publicly traded company (including, but not limited to executive compensation, shareholder relations, and legal and auditing expenses). Further, the expenses for 2020 include the costs associated with the acceleration of the vesting of unvested restricted stock awards and payments to settle BVH’s long term incentive program for 2020, in each case, in connection with the spin-off of BBX Capital, which in the aggregate resulted in $32.6 million of compensation expense for the year ended December 31, 2020. In addition, included in the BVH corporate general and administrative expenses for the year ended December 31, 2020 was $1.8 million of other costs associated with the spin-off.

Interest Expense

The Parent Company’s interest expense was $7.2 million and $4.8 million for the year ended December 31, 2021 and 2020, respectively. Interest expense for the year ended December 31, 2021 includes $4.5 million of interest expense on the $75.0 million note payable to BBX Capital, issued in connection with the spin-off of BBX Capital in September 2020, $25.0 million of which was repaid in December 31, 2021. This increase was partially offset by lower variable interest rates on Woodbridge’s junior subordinated debentures and BVH’s repayment in full during August 2020 of its $80.0 million note payable to Bluegreen. The interest expense on the $80.0 million note to Bluegreen and the related interest income recognized by Bluegreen are eliminated in the Company’s consolidated statements of operations in 2020.

Provision (Benefit) for Income Taxes from continuing operations

The provision (benefit) for income taxes was $26.7 million and ($2.4) million for the years ended December 31, 2021 and 2020, respectively. The Company’s effective income tax rate was approximately 31% and 5% for the years ended December 31, 2021 and 2020, respectively. The effective income tax rate differed than the expected federal income tax rate of 21% due to the impact of the Company’s nondeductible executive compensation and state income taxes.

Discontinued Operations

Discontinued operations represent the activities of BBX Capital, the former wholly owned subsidiary of the Company which was spun off on September 30, 2020. BBX Capital’s businesses include all of the historical businesses and investments of the Company other than Bluegreen, including BBX Capital Real Estate, BBX Sweet Holdings, and Renin.

Loss from discontinued operations before income taxes for the year ended December 31, 2020 was $41.6 million, which included $30.7 million of impairment losses primarily resulting from the impact of the COVID-19 pandemic on BBX Capital’s businesses, including IT’SUGAR.

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

Net income from continuing operations attributable to noncontrolling interests during the years ended December 31, 2021 and 2020 was $14.1 million and $8.2 million, respectively. The increase in net income attributable to noncontrolling interests for the year ended December 31, 2021 compared to 2020 was primarily due to an increase in the net income of Bluegreen and Bluegreen/Big Cedar Vacations as discussed above.

(1)

Changes in Financial Condition

The following table summarizes the Company’s cash flows for the years ended December 31, 2021 and 2020 (in thousands):

	For the Years Ended December 31,
	2021	2020
Cash flows provided by operating activities	$76,966	29,079
Cash flows used in investing activities	(13,598)	(13,969)
Cash flows used in financing activities	(137,393)	(164,876)
Net decrease in cash, cash equivalents and restricted cash	$(74,025)	(149,766)

Cash Flows from Operating Activities

The Company’s operating cash flow increased $47.9 million during the year ended December 31, 2021 compared to 2020 primarily reflecting the following:

•increased operating profit in 2021 reflecting the more significant adverse impact of the COVID-19 pandemic on operations in 2020; and

•the elimination of certain activities related to BBX Capital, the former wholly owned subsidiary of the Company which was spun off in September 2020;

•partially offset by increased income tax payments in 2021, increased spending on the acquisition and development of inventory in 2021, and $13.0 million of 2022 payments in 2021 to Bass Pro, including the $4.0 million settlement payment to Bass Pro due in January 2022 pursuant to the settlement agreement described in Note 12 to the Company’s Consolidated Financial Statements included in Item 8.

Cash Flows in Investing Activities

Cash used in investing activities was $13.6 million and $14.0 million during the years ended December 31, 2021, and 2020, respectively. Cash used in investing activities included spending on purchases of property and equipment of $13.6 million in 2021 and $11.8 million in 2020. Cash used in investing activities in 2020 also included $8.3 million of proceeds from repayments of loans receivable and sales of real estate, and net investment spend of $9.3 million in unconsolidated real estate joint ventures related to BBX Capital the former wholly owned subsidiary of the Company which was spun off on September 30, 2020, with no such activity in the 2021 period.

Cash Flows from Financing Activities

Cash used in financing activities was $27.5 million lower during the year ended December 31, 2021 compared to 2020, primarily due to the $96.8 million in cash transferred to BBX Capital in connection with the Company’s spin-off of BBX Capital on September 30, 2020. This decrease was partially offset by $60.1 million in lower net debt borrowings in 2021. In addition, the Company repurchased $27.3 million of shares of its common stock in 2021 compared to Bluegreen’s repurchase of $11.7 million of its common stock in 2020.

For additional information on the availability of cash from existing credit facilities, as well as repayment obligations, see “Liquidity and Capital Resources” below.

Seasonality

The Company has historically, and expects to continue to experience, seasonal fluctuations in its revenues and results of operations. This seasonality has resulted, and may continue to result, in fluctuations in quarterly operating results. Due to consumer travel patterns, we typically experience more tours and higher VOI sales volume during the second and third quarters.

Liquidity and Capital Resources

The Company, excluding Bluegreen

As of December 31, 2021, the Company, excluding its subsidiaries, had cash, cash equivalents, and short-term investments of approximately $3.7 million. Its primary sources of liquidity for the foreseeable future are expected to be, its available cash, cash equivalents, and short-term investments and distributions from Bluegreen. However, as described below, the COVID-19 pandemic has impacted and created uncertainty regarding these sources of liquidity.

In connection with our spin-off of BBX Capital, we issued a $75.0 million note payable to BBX Capital that accrues interest at a rate of 6% per annum and requires payments of interest on a quarterly basis. Under the terms of the note, we have the option in our discretion to defer interest payments under the note, with interest on the entire outstanding balance thereafter to accrue at a cumulative, compounded rate of 8% per annum until such time as all accrued payments under the note are brought current, including deferred interest. In December 2021, we repaid $25.0 million on the note payable to BBX Capital, leaving a remaining balance as of December 31, 2021 of $50.0 million. All outstanding amounts under the note will become due and payable in September 2025 or earlier upon certain events.

The Company’s wholly owned subsidiary, Woodbridge, had $65.3 million in junior subordinated debentures outstanding as of December 31, 2021. Woodbridge’s junior subordinated debentures accrue interest at a rate of 3-month LIBOR plus a spread ranging from 3.80% to 3.85%, mature between 2035 and 2036, and require interest payments on a quarterly basis.

The Company, at its parent company level, is a holding company with limited operations which currently expects to incur approximately $2.0 million to $2.2 million annually in executive compensation expenses and public company costs as well as annual interest expense of approximately $5.7 million to $6.0 million associated with Woodbridge’s junior subordinated debentures and the note payable to BBX Capital. These amounts are based on current expectations and assumptions, currently available information and, with respect to interest expense on Woodbridge’s junior subordinated debentures, interest rates as of December 31, 2021. Such assumptions and expectations may not prove to be accurate, interest rates may increase and, accordingly or otherwise, actual expenses may exceed the amounts expected. BVH will rely primarily on cash on hand and cash equivalents, as well as distributions paid by Bluegreen in the future, to fund its operations and satisfy its debt service requirements and other liabilities, including its note payable to BBX Capital. During the year ended December 31, 2021, Bluegreen distributed $35.0 million to BVH, which was used by BVH to fund certain operations and expenses, including the acquisition of shares under the Company’s share repurchase program, as described below. BVH is dependent on the payment of distributions from Bluegreen to fund its operations and debt service requirements in future periods. There is no assurance that Bluegreen will pay distributions in the amounts required to fund its needs or at all.

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

In August 2021, the Company’s board of directors approved a share repurchase program which authorizes the repurchase of the Company’s Class A Common Stock and Class B Common Stock at an aggregate cost of up to $40.0 million. The Company repurchased and retired 1,182,339 of Class A Common Stock and 18,996 shares of Class B Common Stock during the year ended December 31, 2021 for an aggregate purchase price of $27.3 million. As of December 31, 2021, $12.7 million remained available for the repurchase of shares under the Company’s share repurchase program. The share repurchase program approved in August 2021 replaced the Company’s previous share repurchase program which was adopted in June 2017. No shares were repurchased under the prior share repurchase program during the years ended December 31, 2020 or 2021.

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

Bluegreen’s primary sources of funds from internal operations are: (i) cash sales; (ii) down payments on VOI sales which are financed; (iii) proceeds from borrowings collateralized by notes receivable; (iv) cash from finance operations; and (v) net cash generated from sales and marketing fee-based services and other fee-based services, including resort management operations.

The ability to borrow against notes receivable from VOI buyers has been critical to Bluegreen’s continued liquidity. A financed VOI buyer is generally only required to pay a minimum of 10% of the purchase price in cash at the time of sale; however, selling, marketing and administrative expenses attributable to the sale are primarily cash expenses that generally exceed a buyer’s minimum required down payment. Accordingly, having financing facilities available to borrow against Bluegreen’s VOI notes receivable has been critical to its ability to meet its short and long-term cash needs. Bluegreen has attempted to maintain a number of diverse financing facilities. Historically, Bluegreen has relied on the term securitization market in order to generate liquidity and create capacity in its receivable facilities. In addition, maintaining adequate VOI inventory to sell and pursue growth into new markets requires Bluegreen to use cash on hand or incur debt for the acquisition, construction and development of new resorts. Development expenditures in 2022 are expected to range between $100.0 million to $115.0 million.

As described above, Bluegreen’s ability to borrow against its VOI notes receivable has historically been a critical factor in Bluegreen’s liquidity. If Bluegreen is unable to renew credit facilities or obtain new credit facilities, Bluegreen’s business, results of operations, liquidity, or financial condition would be materially, adversely impacted.

Bluegreen has entered into agreements with third-party developers that allow Bluegreen to buy VOI inventory, typically on a non-committed basis, prior to when it intends to sell such VOIs. Bluegreen also enters into secondary market arrangements with certain HOAs and others generally on a non-committed basis, which allows Bluegreen to acquire VOIs generally at a significant discount, as such VOIs are typically obtained by the HOAs through foreclosure in connection with maintenance fee defaults. Acquisition of JIT and secondary market inventory, both of which are considered Bluegreen-owned inventory, is expected to range between $10.0 million to $15.0 million in 2022.

Bluegreen has $14.8 million of required contractual obligations due to be paid within one year and two facilities with advance periods scheduled to expire within one year. While there is no assurance that Bluegreen will be successful, Bluegreen intends to seek to renew or extend its debt and extend its advance periods on certain facilities.

Bluegreen’s level of debt and debt service requirements have several important effects on its operations and in turn on the Company, including that: (i) significant debt service cash requirements reduce the funds available for operations and future business opportunities and increase Bluegreen’s vulnerability to adverse economic and industry conditions, as well as conditions in the credit markets, generally; (ii) Bluegreen’s leverage position increases its vulnerability to economic and competitive pressures; (iii) the financial covenants and other restrictions contained in indentures, credit agreements and other agreements relating to its indebtedness require Bluegreen to meet certain financial tests and may restrict Bluegreen’s ability to, among other things, pay dividends, borrow additional funds, dispose of assets or make investments; and (iv) Bluegreen’s leverage position may limit funds available for acquisitions, working capital, capital expenditures, dividends and other general corporate purposes. Certain of Bluegreen’s competitors may operate on a less leveraged basis and may have greater operating and financial flexibility than Bluegreen does.

Credit Facilities for Receivables with Future Availability

Bluegreen maintains various credit facilities with financial institutions which allow it to borrow against or sell its VOI notes receivable. As of December 31, 2021, Bluegreen had the following credit facilities with future availability, all of which are subject to terms and conditions during the advance period (dollars in thousands):

	Borrowing Limit as of December 31, 2021	Outstanding Balance as of December 31, 2021	Availability as of December 31, 2021	Advance Period Expiration; Borrowing Maturity as of December 31, 2021	Borrowing Rate; Rate as of December 31, 2021
Liberty Bank Facility	$40,000	$22,965	$17,035	June 2024; June 2026	Prime + 0.10% to 0.50%; floor of 3.00%; 3.00%(1)
NBA Receivables Facility	70,000	28,910	41,090	September 2023; March 2028	30 day LIBOR+2.25%; floor of 3.00%; 3.00% (2)
Pacific Western Facility	50,000	24,406	25,594	September 2024; September 2027	30 day LIBOR+2.50% to 2.75%(3); 3.00%
KeyBank/DZ Purchase Facility	80,000	42,994	37,006	December 2022; December 2024	30 day LIBOR or CP +2.25%; interest rate floor of 0.25%; 2.50% (4)
Quorum Purchase Facility	50,000	19,425	30,575	December 2022; December 2034	(5)
	$290,000	$138,700	$151,300

(1)As of December 31, 2021, recourse was limited to $5.0 million, subject to certain exceptions.

(2)Borrowings after September 25, 2020, accrue interest at one-month LIBOR plus 2.25% (with an interest rate floor of 3.00%). As of December 31, 2021, recourse to Bluegreen/Big Cedar Vacations was limited to $7.5 million, subject to certain exceptions.

(3)Prior to the July 2021 amendment to this facility, the borrowing rate was 30-day LIBOR + 2.75% to 3.00%. As of December 31, 2021, recourse was limited to $7.5 million, subject to certain exceptions.

(4)Borrowings accrue interest at a rate equal to either LIBOR, a “Cost of Funds” rate or commercial paper (“CP”) rates plus 2.25%. The interest rate will increase to the applicable rate plus 3.25% upon the expiration of the advance period.

(5)Of the amounts outstanding under the Quorum Purchase Facility at December 31, 2021, $10.7 million accrues interest at a rate per annum of 4.95%, and $8.8 million accrues interest at a fixed rate of 5.10%.

See Note 10 to the Company’s Consolidated Financial Statements included in Item 8 for additional information with respect to Bluegreen’s receivable-backed notes payable facilities.

Other Credit Facilities

Fifth Third Syndicated Line-of-Credit and Fifth Third Syndicated Term Loan. Bluegreen’s has a $225.0 million corporate credit facility which includes a $100.0 million term loan (the “Fifth Third Syndicated Loan”) with quarterly amortization requirements and a $125.0 million revolving line of credit (the “Fifth Third Syndicated Line-of-Credit”). In February 2022, Bluegreen amended and increased the revolving line of credit by $75.0 million. Borrowings, including amounts outstanding prior to the amendment and restatement and future borrowings, generally bear interest at a rate of term SOFR plus 1.75-2.50% and a 0.05%-0.10% credit spread adjustment, depending on Bluegreen’s leverage ratio (as compared to LIBOR plus 2.00%-2.50% with a 0.25% LIBOR floor under the terms of the facility prior to the amendment and restatement). The amendment also extended the maturity date from October 2024 to February 2027. Fifth Third Bank acts as administrative agent, lead arranger, and participating lender. In addition, certain other banks participate as lenders. Borrowings are collateralized by certain VOI inventory, sales center buildings, management fees, short-term receivables and cash flows from residual interests relating to certain term securitizations. As of December 31, 2021, outstanding borrowings under the facility totaled $98.1 million, including $88.1 million under the Fifth Third Syndicated Term Loan with an interest rate of 2.25%, and $10.0 million under the Fifth Third Syndicated Line of Credit with an interest rate of 2.25%.

Bluegreen also has outstanding obligations under various securitizations that have no remaining future availability as the advance periods have expired.

Commitments

The following table summarizes the contractual minimum principal and interest payments required on all of the Company’s outstanding debt, and non-cancelable operating leases by period due date, as of December 31, 2021 (in thousands):

	Payments Due by Period
Contractual Obligations	Less than 1 year	1 – 3 Years	4 – 5 Years	After 5 Years	Unamortized Debt Issuance Costs	Total
Receivable-backed notes payable	$—	$47,331	$38,077	$281,476	$(4,230)	$362,654
Bluegreen notes payable and other borrowings	7,500	90,625	—	—	(1,000)	97,125
BVH note payable to BBX Capital, Inc.	—	—	50,000	—	—	50,000
Jr. subordinated debentures (1)	—	—	—	170,897	(985)	169,912
Noncancelable operating leases (2)	7,339	11,556	6,265	23,552	—	48,712
Bass Pro Settlement (3)	—	8,000	—	—	—	8,000
Contractual interest (4)	24,463	47,117	38,657	129,596	—	239,833
Total contractual obligations	$39,302	$204,629	$132,999	$605,521	$(6,215)	$976,236

(1)Amounts do not include purchase accounting adjustments for junior subordinated debentures of $35.0 million.

(2)Amounts represent the cash payment for leases and includes interest of $10.8 million.

(3)Amounts represent the $4.0 million annual cash payment to Bass Pro during each of 2023 and 2024 pursuant to the June 2019 settlement agreement and include imputed interest of $0.7 million.

(4)Assumes that the scheduled minimum principal payments are made in accordance with the table above and the interest rate on variable rate debt remains the same as the rate at December 31, 2021.

The future commitments of the Company, excluding Bluegreen, relate to Woodbridge’s junior subordinated debentures and the note payable to BBX Capital, including interest thereon. The Company will rely primarily on cash on hand and cash equivalents, as well as distributions, if any, that may be paid by Bluegreen in the future, in order to satisfy the principal payments required on its contractual obligations. As discussed above, while the Company believes that it will have sufficient cash and cash equivalents to fund its operations for the foreseeable future, it will be dependent on the payment of distribution by Bluegreen to fund its operations in future periods. There is no assurance that Bluegreen will pay distributions in amounts required to fund BVH’s needs or at all.

In lieu of paying maintenance fees for unsold VOI inventory, Bluegreen may enter into subsidy agreements with certain HOAs. During the years ended December 31, 2021 and 2020, Bluegreen made payments related to such subsidies of $24.9 million and $24.0 million, respectively, which are included within cost of other fee-based services in the Company’s consolidated statements of operations and comprehensive income. As of December 31, 2021, we had $0.2 million accrued for such subsidies, which is included in accrued liabilities and other in the audited consolidated balance sheet as of such date. As of December 31, 2020, Bluegreen had no accrued liabilities for such subsidies.

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

As previously disclosed, Bluegreen entered into a settlement agreement and revised marketing arrangement with Bass Pro and its affiliates during June 2019. Pursuant to the agreement, Bluegreen agreed to make five annual payments to Bass Pro of $4.0 million, which commenced in January 2020. Additionally, in lieu of the previous commission arrangement, Bluegreen agreed to pay Bass Pro a fixed annual fee for each Bass Pro and Cabela’s retail store that Bluegreen accessed and an amount per net vacation package sold. As of December 31, 2021, Bluegreen had sales and marketing operations at a total of 128 Bass Pro Shops and Cabela’s Stores. In December 2021, Bluegreen paid Bass Pro $8.3 million for the 2022 fixed fee, which is included in prepaid expenses in the Company’s consolidated balance sheet as of December 31, 2021.

Off-balance-sheet Arrangements

As of December 31, 2021 and December 31, 2020, the Company did not have any “off-balance sheet” arrangements.

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

Revenue Recognition for Sales of VOIs

The Company generally offers qualified purchasers financing for up to 90% of the purchase price of VOIs. The typical financing provides for a term of ten years and a fixed interest rate, is fully amortizing in equal installments and may be prepaid without penalty. For sales of VOIs for which the Company provides financing, it has reduced the transaction price for expected loan losses, which it considers to be variable consideration. To the extent the Company determines that it is probable that a significant reversal of cumulative revenue recognized may occur, it records an estimate of variable consideration as a reduction to the transaction price of the sales of VOIs until the uncertainty associated with the variable consideration is resolved. The Company’s estimate of variable consideration is based on the results of its static pool analysis, which relies on historical payment data for similar VOI notes receivable and tracks uncollectibles for each period’s sales over the entire life of the VOI notes receivable. The Company also considers whether historical economic conditions are comparable to then current economic conditions, as well as variations in underwriting standards. The Company’s policies regarding the estimation of variable consideration on its notes receivable are discussed in further detail under “Allowance for Loan Losses on VOI Notes Receivable” below.

Allowance for Loan Losses on VOI Notes Receivable

The allowance for loan losses is related to the notes receivable generated in connection with financing the Company’s VOI sales. The Company holds large amounts of homogeneous VOI notes receivable and assess uncollectibility based on pools of receivables as there are no significant concentrations of credit risk with any individual counterparty or groups of counterparties. In estimating future loan losses, the Company does not use a single primary indicator of credit quality but instead evaluates its VOI notes receivable based upon a static pool analysis that incorporates the age of the respective receivables, default trends and prepayment rates by origination year, as well as the FICO scores of the borrowers.

 Inventory and Cost of Sales

The Company carries its completed inventory at the lower of:  (i) cost, including costs of improvements and amenities incurred subsequent to acquisition, capitalized interest, real estate taxes and other costs incurred during construction, or (ii) estimated fair market value, less costs to sell. The Company uses the relative sales value method for establishing the cost of its VOI sales and relieving inventory, which requires it to make estimates subject to significant uncertainty. Under the relative sales value method required by timeshare accounting rules, cost of sales is calculated as a percentage of net sales using a cost-of-sales percentage based on the ratio of total estimated development costs to total estimated VOI revenue, including the estimated incremental revenue from the resale of VOI inventory repossessed, generally as a result of the default of the related receivable. Also, pursuant to timeshare accounting rules, the Company does not relieve inventory for VOI cost of sales related to anticipated loan losses. Accordingly, no adjustment is made when inventory is reacquired upon default of the related receivable. The effect of changes in estimates under the relative sales value method, including estimates of projected sales, future defaults, upgrades and incremental revenue from the resale of repossessed VOI inventory, are reflected on a retrospective basis in the period the change occurs.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BLUEGREEN VACATIONS HOLDING CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Bluegreen Vacations Holding Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Bluegreen Vacations Holding Corporation (the Company) as of December 31, 2021, the related consolidated statements of operations and comprehensive income (loss), equity and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 3, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Allowance for Loan Losses
Description of the Matter

As of December 31, 2021, the Company’s allowance for loan losses was $163 million. As discussed in Note 2 to the consolidated financial statements, for sales of vacation ownership interests (“VOIs”) for which the Company provides financing, the Company records an estimate of variable consideration for expected loan losses as a reduction of the transaction price. The Company’s estimates of variable consideration are based on an estimate of future loan losses that are the result of its static pool analysis, which relies on historical payment data for similar VOI notes receivable and tracks uncollectible loans for each period’s sales over the entire life of the VOI notes receivable. The Company also considers whether historical economic conditions are comparable to then current economic conditions.

Auditing the Company’s allowance for loan losses was challenging because significant audit effort is required as the static pool analyses are complex and contain a significant volume of data. Furthermore, the allowance for loan losses was sensitive to management’s assumptions regarding future loan losses.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s allowance for loan losses process. For example, we tested controls over management’s review of the static pool analyses, including the significant inputs to the analyses and assumptions regarding future loan losses.

To test the allowance for loan losses, we performed audit procedures that included, among others, assessing the methodologies used, evaluating the assumptions regarding future loan losses as discussed above, and testing the completeness and accuracy of the static pool analyses, including the significant inputs to the analyses. For example, we agreed inputs to the static pool analyses to historical data and source documentation. We also compared the assumptions regarding future loan losses to the Company’s historical and current loan loss data and performed a retrospective review of prior analyses. We involved real estate subject matter resources because the static pool analyses are unique to companies in the real estate time-sharing industry.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2021.

Boca Raton, Florida

March 3, 2022

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

/s/ GRANT THORNTON LLP

We served as the Company’s auditor from 2015 to 2020.

Fort Lauderdale, Florida

March 1, 2021

BLUEGREEN VACATIONS HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$140,225	$221,118
Restricted cash ($15,956 and $20,469 in VIEs at December 31, 2021
and 2020, respectively)	42,854	35,986
Notes receivable	609,429	551,393
Less: Allowance for loan loss	(163,107)	(142,044)
Notes receivable, net ($248,873 and $292,021 in VIEs
at December 31, 2021 and December 31, 2020, respectively)	446,322	409,349
Vacation ownership interest ("VOI") inventory	334,605	347,122
Property and equipment, net	87,852	90,049
Intangible assets, net	61,348	61,431
Operating lease assets	33,467	34,415
Prepaid expenses	25,855	9,367
Other assets	37,984	41,282
Total assets	$1,210,512	$1,250,119

LIABILITIES AND EQUITY
Liabilities
Accounts payable	$14,614	$10,559
Deferred income	13,690	15,745
Accrued liabilities and other	100,131	93,971
Receivable-backed notes payable - recourse	22,500	38,500
Receivable-backed notes payable - non-recourse (in VIEs)	340,154	355,833
Note payable to BBX Capital, Inc.	50,000	75,000
Other notes payable and borrowings	97,125	138,386
Junior subordinated debentures	134,940	138,177
Operating lease liabilities	37,870	35,904
Deferred income taxes	95,688	85,314
Total liabilities	906,712	987,389
Commitments and contingencies (See Note 12)
Equity
Preferred Stock of $0.01 par value; authorized 10,000,000 shares	—	—
Class A Common Stock of $0.01 par value; authorized 30,000,000 shares;
issued and outstanding 17,118,392 in 2021 and 15,624,091 in 2020	171	156
Class B Common Stock of $0.01 par value; authorized 4,000,000 shares;
issued and outstanding 3,664,412 in 2021 and 3,693,596 in 2020	37	37
Additional paid-in capital	173,909	177,104
Accumulated earnings	69,316	10,586
Total Bluegreen Vacations Holding Corporation equity	243,433	187,883
Non-controlling interests	60,367	74,847
Total equity	303,800	262,730
Total liabilities and equity	$1,210,512	$1,250,119

See accompanying notes to consolidated financial statements.

BLUEGREEN VACATIONS HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

	For the Years Ended December 31,
	2021	2020	2019
Revenue:
Gross sales of VOIs	$426,556	$230,938	$311,076
Provision for loan losses	(72,788)	(56,941)	(55,701)
Sales of VOIs	353,768	173,997	255,375
Fee-based sales commission revenue	128,321	89,965	207,832
Other fee-based services revenue	123,454	111,823	125,244
Cost reimbursements	69,066	64,305	63,889
Interest income	81,691	79,381	85,431
Other income, net	813	—	—
Total revenues	757,113	519,471	737,771
Costs and Expenses:
Cost of VOIs sold	29,504	13,597	21,845
Cost of other fee-based services	58,812	79,434	83,440
Cost reimbursements	69,066	64,305	63,889
Interest expense	35,329	36,795	45,365
Selling, general and administrative expenses	465,806	370,935	514,528
Other expense, net	—	1,179	525
Total costs and expenses	658,517	566,245	729,592
Income (loss) before income taxes	98,596	(46,774)	8,179
(Provision) benefit for income taxes	(26,664)	2,368	(7,525)
Income (loss) from continuing operations	71,932	(44,406)	654
Discontinued operations
(Loss) Income from discontinued operations	—	(41,593)	40,582
Benefit for income taxes	900	8,834	(9,133)
Net income (loss) from discontinued operations	900	(32,759)	31,449
Net income (loss)	72,832	(77,165)	32,103
Less: Income attributable to noncontrolling interests - continuing operations	14,102	8,186	14,636
Less: Loss attributable to noncontrolling interests - discontinued operations	—	(4,822)	(224)
Net income (loss) attributable to shareholders	$58,730	$(80,529)	$17,691

Basic earnings (loss) per share from continuing operations	$2.79	$(2.82)	$(0.75)
Basic earnings (loss) per share from discontinued operations	0.04	(1.50)	1.71
Basic earnings (loss) per share (1)	$2.83	$(4.32)	$0.96
Diluted earnings (loss) per share from continuing operations	$2.79	$(2.82)	$(0.75)
Diluted earnings (loss) per share from discontinued operations	0.04	(1.50)	1.71
Diluted earnings (loss) per share (1)	$2.83	$(4.32)	$0.96
Cash dividends declared per Class A and B common shares	$—	$—	$0.25

(1)Basic and Diluted EPS are calculated the same for both Class A and B common shares.

BLUEGREEN VACATIONS HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS) — (Continued)

(In thousands, except per share data)

	For the Years Ended December 31,
	2021	2020	2019

Net income (loss)	$72,832	$(77,165)	$32,103
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	19	287
Unrealized (loss) gain on securities available for sale	—	(198)	52
Other comprehensive (loss) income, net	—	(179)	339
Comprehensive income (loss), net of tax	72,832	(77,344)	32,442
Less: Comprehensive income attributable to noncontrolling interests	14,102	3,364	14,412
Comprehensive income (loss) attributable to shareholders	$58,730	$(80,708)	$18,030

See accompanying notes to consolidated financial statements.

BLUEGREEN VACATIONS HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

	Shares of
	Common Stock		Common				Accumulated
	Outstanding		Stock		Additional		Other	Total	Non-
	Class		Class		Paid-in	Accumulated	Comprehensive	Shareholders'	Controlling	Total
	A	B	A	B	Capital	Earnings	Income	Equity	Interests	Equity
Balance, December 31, 2018	15,676	2,968	$157	$30	$162,429	$385,789	$1,215	$549,620	$87,988	$637,608
Cumulative effect from the adoption of ASU 2016-02, net of income taxes and redeemable noncontrolling interest	—	—	—	—	—	(2,202)	—	(2,202)	—	(2,202)
Net income excluding $326 of loss attributable to redeemable noncontrolling interest	—	—	—	—	—	17,691	—	17,691	14,738	32,429
Accretion of redeemable noncontrolling interest	—	—	—	—	—	(1,902)	—	(1,902)	—	(1,902)
Purchase and retirement of common stock	(690)	(150)	(7)	(2)	(20,030)	—	—	(20,039)	—	(20,039)
Other comprehensive income	—	—	—	—	—	—	339	339	—	339
Bluegreen purchase and retirement of its common stock	—	—	—	—	(332)	—	—	(332)	(503)	(835)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(11,948)	(11,948)
Class A common stock cash dividends declared	—	—	—	—	—	(3,878)	—	(3,878)	—	(3,878)
Class B common stock cash dividends declared	—	—	—	—	—	(947)	—	(947)	—	(947)
Conversion of common stock from Class B to Class A	7	(7)	—	—	—	—	—	—	—	—
Issuance of common stock from vesting of restricted stock awards	113	381	1	4	(5)	—	—	—	—	—
Share-based compensation	—	—	—	—	11,445	—	—	11,445	—	11,445
Balance, December 31, 2019	15,106	3,192	$151	$32	$153,507	$394,551	$1,554	$549,795	$90,275	$640,070
Net income excluding $4,073 of loss attributable to redeemable noncontrolling interest	—	—	—	—	—	(80,529)	—	(80,529)	7,437	(73,092)
Accretion of redeemable noncontrolling interest	—	—	—	—	—	(1,247)	—	(1,247)	—	(1,247)
Reversal of accretion of redeemable noncontrolling interest	—	—	—	—	—	3,150	—	3,150	—	3,150
Other comprehensive income	—	—	—	—	—	—	(179)	(179)	—	(179)
Bluegreen purchase and retirement of its common stock	—	—	—	—	(1,167)	—	—	(1,167)	(10,574)	(11,741)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(12,094)	(12,094)
Conversion of common stock from Class B to Class A	27	(27)	—	—	—	—	—	—	—	—
Spin-off of BBX Capital, Inc.	—	—	—	—	(643)	(305,339)	(1,375)	(307,357)	(197)	(307,554)
Accelerated vesting of restricted stock awards	491	529	5	5	18,740	—	—	18,750	—	18,750
Share-based compensation	—	—	—	—	6,667	—	—	6,667	—	6,667
Balance, December 31, 2020	15,624	3,694	$156	$37	$177,104	$10,586	$—	$187,883	$74,847	$262,730

BLUEGREEN VACATIONS HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY – (Continued)

(In thousands, except share data)

	Shares of
	Common Stock		Common				Accumulated
	Outstanding		Stock		Additional		Other	Total	Non-
	Class		Class		Paid-in	Accumulated	Comprehensive	Shareholders'	controlling	Total
	A	B	A	B	Capital	Earnings	Income	Equity	Interests	Equity
Balance, December 31, 2020	15,624	3,694	$156	$37	$177,104	$10,586	$—	$187,883	$74,847	$262,730
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(4,900)	(4,900)
Bluegreen Vacations Corporation short-form merger	2,666	—	27	—	23,032	—	—	23,059	(23,682)	(623)
Conversion of common stock from Class B to Class A	10	(10)	—	—	—	—	—	—	—	-
Share-based compensation	—	—	—	—	1,036	—	—	1,036	—	1,036
Purchase and retirement of common stock	(1,182)	(19)	(12)	—	(27,263)	—	—	(27,275)	—	(27,275)
Net income	—	—	—	—	—	58,730	—	58,730	14,102	72,832
Balance, December 31, 2021	17,118	3,665	$171	$37	$173,909	$69,316	$—	$243,433	$60,367	$303,800

See accompanying notes to consolidated financial statements.

BLUEGREEN VACATIONS HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2021	2020	2019
Operating activities:
Net income (loss)	$72,832	$(77,165)	$32,103
Adjustment to reconcile net income (loss) to net cash
provided by operating activities:
Recoveries from loan losses, net, from discontinued operations	—	(5,844)	(5,428)
Provision for loan losses	72,788	56,941	55,677
Depreciation, amortization and accretion, net	19,981	24,771	27,720
Share-based compensation expense	1,d036	25,417	11,445
Net losses (gains) on sales of real estate and property and equipment	225	1,428	(9,396)
Equity earnings of unconsolidated real estate joint ventures	—	(49)	(37,898)
Return on investment in unconsolidated real estate joint ventures	—	3,933	39,043
Loss on the deconsolidation of IT'SUGAR, LLC	—	3,326	—
Increase (decrease) in deferred income tax liability	10,374	(9,243)	2,072
Impairment losses	—	31,588	6,938
Interest accretion on redeemable 5% cumulative preferred stock	—	—	1,028
Changes in operating assets and liabilities:
Notes receivable	(109,761)	(17,722)	(65,672)
VOI inventory	12,517	(185)	(12,788)
Trade inventory	—	279	(2,733)
Real estate inventory	—	925	(7,445)
Prepaids expense and other assets	(14,100)	14,051	19,315
Accounts payable, accrued liabilities and other, and deferred income	11,074	(23,372)	24,261
Net cash provided by operating activities	$76,966	$29,079	$78,242

Investing activities:
Return of investment in unconsolidated real estate joint ventures	—	4,631	31,442
Investments in unconsolidated real estate joint ventures	—	(14,009)	(25,179)
Proceeds from repayment of loans receivable	—	6,127	6,171
Proceeds from sales of real estate	—	2,151	23,512
Proceeds from sales of property and equipment	—	190	16,642
Additions to real estate	—	(70)	(600)
Purchases of property and equipment	(13,598)	(11,779)	(35,588)
Other investing activities	—	(1,210)	(81)
Net cash (used in) provided by investing activities	$(13,598)	$(13,969)	$16,319

BLUEGREEN VACATIONS HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(In thousands)

	For the Years Ended December 31,
	2021	2020	2019
Financing activities:
Repayments of notes payable, line of credit facilities and other borrowings	$(211,027)	$(317,952)	$(258,198)
Proceeds from notes payable and other borrowings	111,054	278,091	200,781
Redemption of junior subordinated debentures	(4,186)	—	—
Payments for debt issuance costs	(436)	(3,194)	(3,428)
Cash transferred in spin-off of BBX Capital, Inc.	—	(96,842)	—
Merger consideration	(623)	—	—
Purchase and retirement of common stock	(27,275)	—	(20,039)
Dividends paid on common stock	—	(1,144)	(4,621)
Distributions to noncontrolling interests	(4,900)	(12,094)	(11,948)
Payments of interest of redeemable 5% cumulative preferred stock	—	—	(500)
Payments to redeem redeemable 5% cumulative preferred stock	—	—	(10,000)
Purchase and retirement of subsidiary common stock	—	(11,741)	(835)
Net cash used in financing activities	$(137,393)	$(164,876)	$(108,788)

Net decrease in cash and cash equivalents and restricted cash	(74,025)	(149,766)	(14,227)
Cash, cash equivalents and restricted cash at beginning of period	257,104	406,870	421,097
Cash, cash equivalents and restricted cash at end of period	$183,079	$257,104	$406,870

Supplemental cash flow information:
Interest paid on borrowings, net of amounts capitalized	$31,754	$33,083	$40,306
Income taxes refunded	—	8,018	—
Income taxes paid	19,068	913	11,381

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	140,225	221,118	335,846
Restricted cash	42,854	35,986	49,896
Discontinued operations cash	—	—	21,128
Total cash, cash equivalents, and restricted cash	$183,079	$257,104	$406,870

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

On September 30, 2020, the Company completed its spin-off of BBX Capital, Inc. (“BBX Capital”). The former wholly owned subsidiary of the Company became a separate public company as a result of the spin-off and holds all of the historical business and investments of the Company other than the Company’s investment in Bluegreen Vacations Corporation (“Bluegreen”). Bluegreen is a leading vacation ownership company that markets and sells VOIs and manages resorts in popular leisure and urban destinations. As a result of the spin-off, all of the Company’s operations and activities relate to the operations and activities of Bluegreen. BBX Capital and its subsidiaries are presented as discontinued operations in the Company’s financial statements.

In connection with the spin-off, the Company’s name was changed from BBX Capital Corporation to Bluegreen Vacations Holding Corporation. The Company also issued a $75.0 million note payable (of which $50.0 million remained outstanding at December 31, 2021) to BBX Capital that accrues interest at a rate of 6% per annum and requires payments of interest on a quarterly basis. Under the terms of the note, the Company has the option in its discretion to defer interest payments under the note, with interest on the entire outstanding balance thereafter to accrue at a cumulative, compounded rate of 8% per annum until such time as the Company is current on all accrued payments under the note, including deferred interest. All remaining outstanding amounts under the note will become due and payable in September 2025 or earlier upon certain other events.

Prior to May 5, 2021, the Company owned approximately 93% of Bluegreen’s outstanding common stock. On May 5, 2021, the Company acquired all of the approximately 7% of the outstanding shares of Bluegreen’s common stock not previously owned by the Company through a statutory short-form merger under Florida law. In connection with the merger, Bluegreen’s shareholders (other than the Company) received 0.51 shares of the Company’s Class A Common Stock for each share of Bluegreen’s common stock that they held at the effective time of the merger (subject to rounding up of fractional shares). The Company issued approximately 2.66 million shares of its Class A Common Stock in connection with the merger. As a result of the completion of the merger, Bluegreen became a wholly owned subsidiary of the Company and its common stock was no longer publicly traded.

Bluegreen is a leading vacation ownership company that markets and sells vacation ownership interests (“VOIs”) and manages resorts in popular leisure and urban destinations. Bluegreen’s resorts are primarily located in high-volume, “drive-to” vacation locations, including Orlando, Las Vegas, Myrtle Beach, Charleston and New Orleans, among others. The resorts in which we market, sell, and manage VOIs were either developed or acquired by the Company, or were developed and are owned by third parties. The Company earns fees for providing sales and marketing services to third party developers and also earns fees for providing management services to the Bluegreen Vacation Club (“Vacation Club”) and homeowners’ associations (“HOAs”), mortgage servicing, VOI title services, reservation services, and construction design and development services. In addition, the Company provides financing to qualified VOI purchasers, which generates significant interest income.

The Company’s operations and activities have been materially adversely impacted by the novel coronavirus disease (“COVID-19”) pandemic as discussed further below under Note 2 and elsewhere herein.

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

Impact of the COVID-19 Pandemic

The COVID-19 pandemic caused an unprecedented disruption in the U.S. and global economies and the industries in which the Company operates due to, among other things, government ordered “shelter in place” and “stay at home” orders and advisories, travel restrictions, and restrictions on business operations, including government guidance with respect to travel, public accommodations, social gatherings, and related matters. These disruptions and the reaction of the general public to the pandemic had a significant adverse impact on the Company’s financial condition and operations throughout 2020, including, without limitation, due to the temporary closure beginning in March 2020 of all of Bluegreen’s VOI sales centers, its retail marketing operations at Bass Pro Shops and Cabela’s stores and outlet malls, and its Choice Hotels call transfer program, Bluegreen’s cancellation of existing owner reservations through May 15, 2020 and new prospect guest tours through June 30, 2020, and the temporary closure of certain of Bluegreen’s Club Resorts and Club Associate Resorts in accordance with government mandates and advisories. While adverse conditions continued during 2021, including due to the emergence of new variants such as the Delta variant and Omicron variant which emerged as a variant of concern during the fourth quarter of 2021, Bluegreen’s business and results generally improved during 2021.

Status of Current Operations

As of December 31, 2021, Bluegreen was operating marketing kiosks at 128 Bass Pro Shops and Cabela’s stores, including 28 new Cabela’s locations and 2 new Bass Pro locations opened during the year ended December 31, 2021; the Choice Hotels call transfer program was close to pre-pandemic volume; and all of Bluegreen’s VOI sales centers and resorts were open, except for one resort and sales center in Surfside, Florida which was closed due to conditions unrelated to the pandemic.  Further, resort occupancy rates were approximately 81% at resorts with sales centers for the year ended December 31, 2021 and we sold approximately 211,000 vacation packages in 2021 compared to approximately 132,000 in 2020. Bluegreen’s pipeline of vacation packages was 187,200 at December 31, 2021 compared to 121,900 at December 31, 2020, which we believe reflected the impact of the temporary cessation of marketing activities at the outset of the COVID-19 pandemic.

2. Basis of Presentation and Recently Issued Accounting Pronouncements

Principles of Consolidation and Basis of Presentation

The Company’s consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of its wholly-owned subsidiaries, other entities in which the Company or its consolidated subsidiaries hold controlling financial interests, and any variable interest entities (“VIEs) in which the Company or one of its consolidated subsidiaries deemed the primary beneficiary of the VIE. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

The Company’s financial statements are prepared in conformity with GAAP, which requires it to make estimates based on assumptions about current and, for some estimates, future economic and market conditions which affect reported amounts and related disclosures in its financial statements. Although the Company’s current estimates contemplate current and expected future conditions, as applicable, actual conditions could differ from its expectations, which could materially affect its results of operations and financial position. In particular, a number of estimates have been and will continue to be affected by the ongoing COVID-19 pandemic. The severity, magnitude and duration, as well as the economic consequences of, the COVID-19 pandemic are uncertain, rapidly changing and difficult to predict. As a result, accounting estimates and assumptions may change over time in response to the impact of COVID-19.

Such changes could result in, among other adjustments, future impairments of intangibles and long-lived assets, incremental loan losses on VOI notes receivable, an increase in valuation allowances on deferred tax assets, or an increase in other obligations as of the time of a relevant measurement event. On an ongoing basis, management evaluates its estimates, including those that relate to the estimated future sales value of inventory; the recognition of revenue; the allowance for loan losses; the recovery of the carrying value of real estate inventories; the fair value of assets measured at, or compared to, fair value on a non-recurring basis such as intangible assets and other long-lived assets; the estimate of contingent liabilities related to litigation and other claims and assessments; and deferred income taxes. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions and conditions.

Significant Accounting Policies

Cash and Cash Equivalents

Cash in excess of the Company’s immediate operating requirements are generally invested in cash equivalents, such as short-term time deposits and money market instruments, with original maturities at the date of purchase of three months or less. Cash and cash equivalents are maintained at various financial institutions. These financial institutions are located throughout the United States and in Aruba. However, a significant portion of the Company’s unrestricted cash is maintained with a single bank and, accordingly, the Company is subject to credit risk. Periodic evaluations of the relative credit standing of financial institutions maintaining the Company’s deposits are performed to evaluate and, if necessary, take actions in an attempt to mitigate credit risk.

Restricted Cash

Restricted cash consists primarily of customer deposits held in escrow accounts and cash collected on pledged/secured notes receivable not yet remitted to lenders.

Revenue Recognition

Sales of VOIs. Revenue is recognized for sales of VOIs after control of the VOI is deemed transferred to the customer, which is when the legal rescission period has expired on a binding executed VOI sales agreement and the collectability of the note receivable from the buyer, if any, is probable. Transfer of control of the VOI to the buyer is deemed to occur when the legal rescission period expires as the risk and rewards associated with VOI ownership are transferred to the buyer at that time. The Company records customer deposits from contracts within the legal rescission period in restricted cash and escrow deposits in its consolidated balance sheets as such amounts are refundable until the legal rescission period has expired. In cases where construction and development of developed resorts has not been completed, the Company defers all of the revenue and associated expenses for the sales of VOIs until construction is complete and the resort may be occupied. Our contracts with customers may include multiple performance obligations. For such arrangements, where applicable, we allocate revenue to each performance obligation based on its relative standalone selling price.

The Company generally offers qualified purchasers financing for up to 90% of the purchase price of VOIs. The typical financing provides for a term of ten years and a fixed interest rate, is fully amortizing in equal installments and may be prepaid without penalty. For sales of VOIs for which it provides financing, the Company reduces the transaction price for expected loan losses, which it considers to be variable consideration. The Company’s estimates of the variable consideration are based on the results of its static pool analysis, which relies on historical payment data for similar VOI notes receivable. Policies regarding the estimation of variable consideration on notes receivable are discussed in further detail under “Notes Receivable” below. VOI Sales where no financing was provided do not have any significant payment terms.

Fee-based sales commission revenue. The Company enters into arrangements with third-party developers to sell VOIs through its sales and marketing platform for which it earns a commission. Commission revenue is recognized to the extent that, it is probable that a significant reversal of such revenue will not occur and the related consumer rescission period has expired. Commission revenue is recognized as the third-party developer receives and consumes the benefits of these services.

Other fee-based services revenue and cost reimbursements. Revenue in connection with other fee-based services (which are described below) is recognized as follows:

•Resort and club management revenue is recognized as services are rendered. These services provided to the resort HOAs are comprised of day-to-day services to operate the resort, including management, housekeeping, and maintenance, as well as certain accounting and administrative functions. Management services provided to the Vacation Club include managing the reservation system and providing owner, billing and collection services. Our management contracts are typically structured as cost-plus with an initial term of three years and automatic one year renewals. The Company believes these services to be a series of distinct goods and services to be accounted for as a single performance obligation over time and recognize revenue as the customer receives the benefits of its services. The Company allocates variable consideration to the distinct good or service within the series, such that revenue from management fees and cost reimbursements is recognized in each period as the uncertainty with respect to such variable consideration is resolved.

•Cost reimbursements are received for performing day to day management services, based on agreements with the HOAs. These costs primarily consist of payroll and payroll related costs for management of the HOAs and other services provided where we are the employer. Cost reimbursements are based upon actual expenses and are billed to the HOA on a monthly basis. The Company recognizes cost reimbursements when they incur the related reimbursable costs as the HOA receives and consumes the benefits of the management services.

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

Under timeshare accounting rules, rental operations, including accommodations provided through the use of the sampler program, are accounted for as incidental operations whereby incremental carrying costs in excess of incremental revenue are expensed as incurred. Revenue from the sampler program is deferred and recognized as guests complete stays at the resorts. During each of the years presented, the Company’s aggregate rental and sampler operating profit was less than the aggregate carrying cost of its VOI inventory. Accordingly, it recorded such profit as a reduction to the carrying cost of VOI inventory, which is included in cost of other fee-based services in the Company’s consolidated statements of operations and comprehensive income for each year.

Interest Income. The Company provides financing for a significant portion of sales of its owned VOIs. It recognizes interest income from financing VOI sales on the accrual method as earned based on the outstanding principal balance, interest rate and terms stated in each individual financing agreement. See “Notes Receivable” below for further discussion of the policies applicable to VOI notes receivable.

Notes Receivable

The Company’s notes receivable are carried at amortized cost less an allowance for loan losses. Interest income is suspended, and previously accrued but unpaid interest income is reversed, on all delinquent notes receivable when principal or interest payments are more than 90 days contractually past due and not resumed until such loans are less than 90 days past due. As of December 31, 2021 and 2020, $16.3 million and $24.0 million, respectively, of VOI notes receivable were more than 90 days past due, and accordingly, consistent with the Company’s policy, were not accruing interest income. After approximately 127 days, VOI notes receivable are generally written off against the allowance for loan loss.

To the extent the Company determines that it is probable that a significant reversal of cumulative revenue recognized may occur, it records an estimate of variable consideration as a reduction to the transaction price of the sales of VOIs until the uncertainty associated with the variable consideration is resolved. Variable consideration which has not been included within transaction price is presented as an allowance for loan loss. Estimates of the variable consideration are based on the results of its static pool analysis, which relies on historical payment data for similar VOI notes receivable and tracks uncollectibles for each period’s sales over the entire life of the notes. The Company also considers whether historical economic conditions are comparable to then current economic conditions, as well as variations in underwriting standards. Revisions to estimate of variable consideration from the sale of VOIs impacts the loan loss reserve and can increase or decrease revenue. The Company reviews its estimate of variable consideration on at least a quarterly basis. Loan origination costs are deferred and recognized over the life of the related notes receivable.

VOI Inventory

VOI inventory consists of completed VOIs, VOIs under construction and land held for future VOI development. Completed VOI inventory is carried at the lower of  (i) cost, including costs of improvements and amenities incurred subsequent to acquisition, capitalized interest, real estate taxes and other costs incurred during construction, or (ii) estimated fair market value, less costs to sell. VOI inventory and cost of sales are accounted for under timeshare accounting rules, which require the use of a specific method of the relative sales value method for relieving VOI inventory and recording cost of sales. Under the relative sales value method required by timeshare accounting rules, cost of sales is calculated as a percentage of net sales using a cost-of-sales percentage - the ratio of total estimated development costs to total estimated VOI revenue, including the estimated incremental revenue from the resale of VOI inventory repossessed, generally as a result of the default of the related receivable. In addition, pursuant to timeshare accounting rules, the Company does not relieve inventory for VOI cost of sales related to anticipated loan losses. Accordingly, no adjustment is made when inventory is reacquired upon default of the related receivable. Changes in estimates within the relative sales value calculation are accounted for as VOI inventory true-ups and are included in Cost of VOI sales in the Company’s consolidated statements of operations to retrospectively adjust the margin previously recognized subject to those estimates.

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

The Company capitalizes the costs of software developed for internal use in accordance with the guidance for accounting for costs of computer software developed or obtained for internal use. Capitalization of software developed for internal use commences during the development phase of the project and ends when the asset is ready for its intended use. Software developed or obtained for internal use is generally amortized on a straight-line basis over 3 to 5 years and included within property and equipment on the Company’s consolidated balance sheet. Capitalized costs of software developed for internal use for the years ended December 31, 2021, 2020, and 2019 were $3.0 million, $3.5 million, and $9.6 million respectively. Costs of internal development time and the costs of software under cloud computing arrangements that are service contracts are capitalized and included in prepaids on the Company’s consolidated balance sheet. Costs of these service contracts are amortized over the life of the contract and included in selling, general and administrative expenses in the Company’s consolidated statement of operations. Unamortized capital costs of software service contracts totaled $1.4 million and $1.8 million as of December 31, 2021 and 2020, respectively. Amortization expense from these service contracts for the years ended December 31, 2021 and 2020, were $0.4 million and $0.4 million, respectively.

Intangible Assets

Intangible assets consist primarily of indefinite-lived management contracts recognized upon the consolidation of Bluegreen in November 2009 upon the acquisition of a controlling interest in Bluegreen at that time. Management contracts are reviewed for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company did not record any impairment charges during the years ended December 31, 2021, 2020 or 2019.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of the carrying amounts of its long-lived assets under the guidelines of ASC 360, Property, Plant and Equipment (“ASC 360”), which provides guidance relating to the accounting for the impairment or disposal of long-lived assets. The Company reviews the carrying amounts of the Company’s long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company assesses impairment by comparing the undiscounted cash flows of the assets to their carrying amounts. If estimated cash flows are insufficient to recover the investment, an impairment loss is recognized to write-down the carrying value of the asset to the estimated fair value.

Deferred Financing Costs

Deferred financing costs are comprised of costs incurred in connection with obtaining financing from third-party lenders and are presented in the consolidated balance sheets as other assets or as a direct deduction from the carrying value of the associated debt liability. These costs are capitalized and amortized to interest expense over the terms of the related financing arrangements. As of December 31, 2021, and 2020, unamortized deferred financing costs totaled $10.7 million and $13.7 million, respectively. Interest expense from the amortization of deferred financing costs for the years ended December 31, 2021, 2020, and 2019 was $3.3 million, $3.5 million and $4.8 million, respectively.

Advertising Expense

The Company expenses advertising costs, which are primarily marketing costs, as incurred. Advertising expense was $151.5 million, $97.0 million, and $146.0 million for the years ended December 31, 2021, 2020 and 2019, respectively, and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income (loss).

Bluegreen has entered into marketing arrangements with various third parties. For the years ended December 31, 2021, 2020, and 2019, sales of VOIs to prospects and leads generated by Bluegreen’s marketing agreement with Bass Pro accounted for approximately 19%, 12% and 13%, respectively, of total VOI sales volume. There can be no guarantee that we will be able to maintain this agreement in accordance with its terms or extend or renew this agreement on similar terms, or at all, nor is there any assurance that Bluegreen’s business relationship with Bass Pro under the revised terms of Bluegreen’s marketing agreement entered into in June 2019 will be as profitable as under the prior terms, or at all. See Note 12: Commitments and Contingencies for a description of the revised terms of Bluegreen’s marketing agreement with Bass Pro.

Income Taxes

The Company files a consolidated U.S. Federal and Florida income tax return. Other than Florida, the Company and its subsidiaries file separate or unitary state income tax returns for each jurisdiction. Subsidiaries in which the Company owns less than 80% of the outstanding equity are not included in its consolidated U.S. Federal or Florida state income tax return.

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

Noncontrolling Interests

Noncontrolling interests reflect third parties’ ownership interests in entities that are consolidated in the Company’s financial statements but are less than 100% owned by the Company. Noncontrolling interests are recognized as equity in the Company’s consolidated balance sheet and presented separately from the equity attributable to its shareholders.

The amounts of consolidated net income and comprehensive income attributable to the Company’s shareholders and noncontrolling interests are separately presented in the Company’s consolidated statements of operations and comprehensive income (loss).

Accounting for Loss Contingencies

Loss contingencies, including those arising from legal actions, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.

Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing the earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed in the same manner as basic earnings per share but also reflects potential dilution that could occur if restricted stock awards issued by the Company were vested. Restricted stock awards, if dilutive, are considered in the weighted average number of dilutive common shares outstanding.

Stock-Based Compensation

Compensation cost for unvested restricted stock awards is based on the fair value of the award on the measurement date, which is generally the grant date, and is recognized on a straight-line basis over the requisite service period of the award, which is generally four to ten years for unvested restricted stock awards with forfeitures recognized as incurred. The fair value of unvested restricted stock awards is generally determined based on the market price of the Company’s common stock on the grant date.

Accounting Standards Not Yet Adopted

The FASB has issued the following accounting pronouncement and guidance relevant to the Company’s operations which had not yet been adopted as of December 31, 2021:

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effect of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”), which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of LIBOR in response to the Financial Conduct Authority (the regulatory authority over LIBOR) plan for a phase out of regulatory oversight of LIBOR interest rate indices after 2021 to allow for an orderly transition to an alternate reference rate. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to LIBOR for promissory notes or other contracts that are currently indexed to LIBOR. The ARRC has proposed a market transition plan to SOFR from LIBOR and organizations are currently working on transition plans as it relates to derivatives and cash markets indexed to LIBOR. Although the Company’s VOIs notes receivable from its borrowers are not indexed to LIBOR, as of December 31, 2021, the Company had $170.9 million of LIBOR indexed junior subordinated debentures, $74.8 million of LIBOR indexed receivable-backed notes payable and lines of credit and $98.1 million of LIBOR indexed lines of credit and notes payable (which are not receivable-backed). Companies can apply ASU 2020-04 immediately. However, the guidance will only be available for a limited time, generally through December 31, 2022. The Company has not yet adopted this standard and is evaluating the potential impact that the eventual replacement of the LIBOR benchmark interest rate could have on its results of operations, liquidity and consolidated financial statements.

3. Revenue From Contracts with Customers

The table below sets forth the Company’s disaggregated revenue by category from contracts with customers (in thousands).

	For the Years Ended
	December 31,
	2021	2020	2019

Sales of VOIs (1)	$353,768	$173,997	$255,375
Fee-based sales commission revenue (1)	128,321	89,965	207,832
Resort and club management revenue (2)	103,214	98,233	103,470
Cost reimbursements (2)	69,066	64,305	63,889
Administrative fees and other (1)	12,203	7,568	14,246
Other revenue (2)	8,037	6,022	7,528
Revenue from customers	674,609	440,090	652,340
Interest income (3)	81,691	79,381	85,431
Other income, net	813	—	—
Total revenue	$757,113	$519,471	$737,771

(1) Included in the Company’s sales of VOIs and financing segment described in Note 17.

(2) Included in the Company’s resort operations and club management segment described in Note 17.

(3) Interest income of $81.3 million, $77.5 million, and $80.0 million is included in the Company’s 2021, 2020, and 2019 sales of VOIs and financing segment described in Note 17.

As of December 31, 2021 and 2020, the Company had commission receivables, net of an allowance, of $17.4 million and $10.0 million, respectively, related to sales of third-party VOIs, which are included in other assets on the consolidated balance sheets. Commission receivables relate to contracts with customers including amounts associated with the Company’s contractual right to consideration for completed performance obligations and are settled when the related cash is received. Commission receivables are recorded when the right to consideration becomes unconditional and is only contingent on the passage of time.

Contract liabilities include payments received or due in advance of satisfying performance obligations. Such contract liabilities include points awarded to customers for purchase of VOIs that may be redeemed in the future, advance deposits on owner programs for future services, and deferred revenue on prepaid vacation packages for future stays at the Company’s resorts. Both points incentives and owner programs are recognized upon redemption and deferred revenue for vacation packages are recognized net of sales of marketing expenses upon customer stays.

The following table sets forth the Company’s contract liabilities for the year ended December 31, 2021 and 2020 (in thousands).

	As of December 31,
	2021	2020
Point incentives	$2,676	$1,963
Owner programs	2,159	1,992
Deferred Revenue vacation packages	1,274	2,932
	$6,109	$6,887

4. Notes Receivable

The table below provides information relating to the Company’s notes receivable and its allowance for loan losses (dollars in thousands):

	As of December 31,
	2021	2020
Notes receivable secured by VOIs:
VOI notes receivable - non-securitized	$275,163	$156,078
VOI notes receivable - securitized	334,266	395,315
Gross VOI notes receivable	609,429	551,393
Allowance for loan losses - non-securitized	(77,714)	(38,750)
Allowance for loan losses - securitized	(85,393)	(103,294)
Allowance for loan losses	(163,107)	(142,044)
VOI notes receivable, net	$446,322	$409,349
Allowance as a % of Gross VOI notes receivable	27%	26%

The weighted-average interest rate charged on the Company’s notes receivable secured by VOIs was 15.3% and 15.0% at December 31, 2021 and 2020, respectively. All of the Company’s VOI loans bear interest at fixed rates. The Company’s VOI notes receivable are primarily secured by VOI inventory located in Florida, Missouri, South Carolina, Tennessee, Nevada and Virginia.

Future principal payments due on the Company’s notes receivable as of December 31, 2021 are as follows (in thousands):

2022	$66,113
2023	66,241
2024	70,017
2025	72,701
2026	71,852
Thereafter	262,505
Total	$609,429

Allowance for Loan Losses

The activity in the Company’s allowance for loan losses was as follows (in thousands):

	For the Year Ended December 31,
	2021	2020
Balance, beginning of period	$142,044	$140,630
Provision for loan losses	72,788	56,941
Less: Write-offs of uncollectible receivables	(51,725)	(55,527)
Balance, end of period	$163,107	$142,044

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

During 2020, the Company recorded an additional allowance of $12.0 million which included our estimate at that time of customer defaults as a result of changing economic factors related to the COVID-19 pandemic. We believe that the COVID-19 pandemic may continue to have an impact on the collectability of our VOI notes receivable. We continue to evaluate the impact of the COVID-19 pandemic on our default and delinquency rates as the current situation is highly uncertain. Our estimate may not prove to be correct and our allowance for loan losses may not prove to be adequate.

Additional information about the Company’s VOI notes receivable by year of origination as of December 31, 2021 is as follows (in thousands):

	Year of Origination
	2021	2020	2019	2018	2017	2016 and Prior	Total

701+	$129,960	$49,102	$60,037	$39,760	$26,711	$40,872	$346,442
601-700	82,664	34,185	34,072	25,732	18,132	37,777	232,562
<601 (1)	4,623	3,149	3,690	2,473	1,551	4,175	19,661
Other (2)	2,279	996	1,201	1,876	1,429	2,983	10,764
Total by FICO score	$219,526	$87,432	$99,000	$69,841	$47,823	$85,807	$609,429

(1)Includes VOI notes receivable attributable to borrowers without a FICO score (who are primarily foreign borrowers).

(2)Includes $7.0 million related to VOI notes receivable that, as of December 31, 2021, had defaulted, but the related VOI note receivable balance had not yet been charged off in accordance with the provisions of certain receivable-backed notes payable transactions. These VOI notes receivable have been reflected in the allowance for loan losses.

Additional information about the Company’s VOI notes receivable by year of origination is as follows as of December 31, 2020 (in thousands):

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

The percentage of gross notes receivable outstanding by FICO score of the borrower at the time of origination were as follows:

	As of December 31,
	2021	2020
FICO Score
701+	58%	59%
601-700	39	37
<601	2	3
No Score (1)	1	1
Total	100%	100

(1)Includes VOI notes receivable attributable to borrowers without a FICO score (who are primarily foreign borrowers).

The Company’s notes receivable are carried at amortized cost less allowance for loan losses. Interest income is suspended, and previously accrued but unpaid interest income is reversed, on all delinquent notes receivable when principal or interest payments are more than 90 days contractually past due and not resumed until such loans are less than 90 days past due. As of December 31, 2021 and 2020, $16.3 million and $24.0 million, respectively, of our VOI notes receivable were more than 90 days past due, and accordingly, consistent with our policy, were not accruing interest income. After approximately 127 days past due, VOI notes receivable are generally written off against the allowance for loan loss. Accrued interest was $4.4 million and $3.9 million as of December 31, 2021 and 2020, respectively, and is included within other assets in the Company’s consolidated balance sheets herein.

The following shows the delinquency status of the Company’s VOI notes receivable as of December 31, 2021 and 2020 (in thousands):

	As of December 31,
	2021	2020
Current	$581,719	$517,111
31-60 days	6,290	5,778
61-90 days	5,084	4,541
Over 91 days (1)	16,336	23,963
Total	$609,429	$551,393

(1)Includes $7.0 million and $11.4 million related to VOI notes receivable that, as of December 31, 2021 and 2020, respectively, had defaulted, but the related VOI note receivable balance had not yet been charged off in accordance with the provisions of certain receivable-backed notes payable transactions. These VOI notes receivable have been reflected in the allowance for loan losses.

5. Variable Interest Entities

The Company sells VOI notes receivable through special purpose finance entities. These transactions are generally structured as non-recourse to Bluegreen and are designed to provide liquidity and to transfer the economic risks and benefits of the notes receivable to third parties. In a securitization, various classes of debt securities are issued by the special purpose finance entities that are generally collateralized by a single tranche of transferred assets, which consist of VOI notes receivable. Bluegreen services the securitized notes receivable for a fee pursuant to servicing agreements negotiated with third parties based on market conditions at the time of the securitization.

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

As of December 31, 2021 and 2020, Bluegreen was in compliance with all material terms under its securitization transactions, and no trigger events had occurred.

In accordance with applicable accounting guidance for the consolidation of VIEs, the Company analyzes its variable interests, which may consist of loans, servicing rights, guarantees, and equity investments, to determine if an entity in which it has a variable interest is a VIE. The analysis includes a review of both quantitative and qualitative factors. The Company bases its quantitative analysis on the forecasted cash flows of the entity, and it bases its qualitative analysis on the structure of the entity, including its decision-making ability and authority with respect to the entity, and relevant financial agreements. The Company also uses its qualitative analysis to determine if it must consolidate a VIE as the primary beneficiary. In accordance with applicable accounting guidance, the Company has determined these securitization entities to be VIEs of which it is the primary beneficiary and, therefore, the entities are consolidated into the Company’s financial statements.

Under the terms of certain VOI notes receivable sales, the Company has the right to repurchase or substitute a limited amount of defaulted notes for new notes at the outstanding principal balance plus accrued interest. Voluntary repurchases and substitutions of defaulted notes during 2021, 2020 and 2019 were $14.6 million, $14.5 million and $11.5 million, respectively. The Company’s maximum exposure to loss relating to its non-recourse securitization entities is the difference between the outstanding VOI notes receivable and the notes payable, plus cash reserves and any additional residual interest in future cash flows from collateral.

The assets and liabilities of the Company’s consolidated VIEs are as follows (in thousands):

	As of December 31,
	2021	2020
Restricted cash	$15,956	$20,469
Securitized notes receivable, net	$248,873	$292,021
Receivable backed notes payable - non-recourse	$340,154	$355,833

The restricted cash and the securitized notes receivable balances disclosed in the table above are restricted to satisfy obligations of the VIEs.

6. VOI Inventory

The Company’s VOI inventory consists of the following (in thousands):

	As of December 31,
	2021	2020
Completed VOI units	$255,223	$268,686
Construction-in-progress	10,313	—
Real estate held for future development	69,069	78,436
	$334,605	$347,122

The interest expense reflected in the Company’s consolidated statements of operations and comprehensive income (loss) is net of capitalized interest. Interest capitalized to VOI inventory was $0.2 million, $0.1 million, and $0.5 million at December 31, 2021, 2020, and 2019, respectively. Construction-in-progress consists primarily of additional VOI units being developed at The Cliffs at Long Creek and The Bluegreen Wilderness at Big Cedar in Ridgedale, Missouri.

7. Leases

The Company is the lessee under various operating leases for certain sales offices, call centers, office space, equipment and vehicles. Some leases include one or more options to renew, at the Company’s discretion, for renewal terms of one year or more. Certain of the Company’s lease agreements include rental payments based on a percentage of sales generated at the location, and others include rental payments adjusted periodically for inflation. The Company’s lease agreements do not contain residual value guarantees or restrictive covenants which the Company believes to be material.

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

	As of December 31,
	2021	2020
Operating Lease Asset	$33,467	$34,415
Operating Lease Liability	37,870	35,904
Weighted Average Lease Term (in years) (1)	3.3	3.4
Weighted Average Discount Rate (2)	3.43%	4.77%

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

The Company generally recognizes lease costs associated with its operating leases on a straight-line basis over the lease term, while variable lease payments that do not depend on an index or rate are recognized as variable lease costs in the period in which the obligation for those payments is incurred. The table below sets forth information regarding the Company’s lease costs, which are included as selling, general and administrative expenses in the Company’s consolidated statement of operations and comprehensive income (loss) for the periods presented (in thousands):

	For the years ended December 31,
	2021	2020
Fixed rental costs	$7,834	$7,516
Short-term lease cost	1,314	1,831
Variable lease cost	2,363	2,448
Total operating lease costs	$11,511	$11,795

The table below sets forth information regarding the future minimum lease payments of the Company’s operating lease liabilities (in thousands):

As of December 31,	Operating Lease Liabilities
2022	$7,339
2023	6,938
2024	4,618
2025	3,683
2026	2,582
After 2025	23,552
Total lease payments	$48,712
Less: Interest	10,842
Total operating lease liabilities	$37,870

Included in the Company’s consolidated statement of cash flows under operating activities for the years ended December 31, 2021 2020, and 2019 was $4.5 million, $6.6 million, and $7.6 million, respectively, of cash paid for amounts included in the measurement of lease liabilities. During the years ended December 31, 2021 and 2020, the Company obtained $6.2 million and $19.4 million, respectively, of operating lease assets in exchange for new operating lease liabilities. The decrease in new right-of-use assets and operating lease liabilities in 2021 as compared to 2020 was primarily due to two leases executed in December 2020.

8. Property and Equipment

Property and equipment consists of the following (dollars in thousands):

		As of December 31,
	Useful Lives	2021	2020

Land, buildings and building improvements	3-31 years	74,436	72,041
Computer hardware and software	1-5 years	67,937	67,639
Furniture, fixtures and equipment	3-14 years	21,816	21,218
Leasehold improvements	2-14 years	11,353	9,326
Other	5 years	680	680
		176,222	170,904
Accumulated depreciation and amortization		(88,370)	(80,855)
Total		$87,852	$90,049

Depreciation and amortization expense related to the Company’s property and equipment was $15.6 million, $15.5 million, and $14.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.

9. Intangible Assets

Intangible assets and related amortization expense were as follows (in thousands):

	As of December 31,
Class	2021	2020
Intangible assets:
Management agreements	$61,708	$61,708
Accumulated amortization	(360)	(277)
Total intangible assets	$61,348	$61,431

For management contracts that are amortizing, the remaining expense of $0.1 million will amortize in 2022.

10. Debt

Contractual minimum principal payments required on the Company’s debt, net of unamortized discount, by type, for each of the five years subsequent to December 31, 2021 and thereafter are shown below (in thousands):

	Notes payable and other borrowings	Note payable to BBX Capital, Inc.	Recourse receivable- backed notes payable	Non-recourse receivable- backed notes payable	Junior subordinated debentures	Total
2022	$7,500	$—	$—	$—	$—	$7,500
2023	8,125	—	—	—	—	8,125
2024	82,500	—	4,337	42,994	—	129,831
2025	—	50,000	7,372	—	—	57,372
2026	—	—	30,705	—	—	30,705
Thereafter	—	—	33,867	247,609	170,897	452,373
Unamortized debt issuance costs	(1,000)	—	—	(4,230)	(985)	(6,215)
Adjustment (1)	—	—	(53,781)	53,781	—	—
Purchase accounting adjustment	—	—	—	—	(34,972)	(34,972)
Total	$97,125	$50,000	$22,500	$340,154	$134,940	$644,719

(1) Represents the non-recourse balances of the Liberty Bank Facility, NBA Receivables Facility, and the Pacific Western Facility as described below.

The minimum contractual payments set forth in the table above may differ from actual payments due to the timing of principal payments required upon (1) the sale of real estate assets that serve as collateral on certain debt, (2) cash collections of pledged or transferred notes receivable and (3) prepayments.

Lines-of-Credit and Notes Payable

Financial data related to our lines of credit and notes payable (other than receivable-backed notes payable) as of December 31, 2021 and 2020 was as follows (dollars in thousands):

	As of December 31,
	2021			2020
	Balance	Interest Rate	Carrying Amount of Pledged Assets	Balance	Interest Rate	Carrying Amount of Pledged Assets
NBA Éilan Loan	$—	-	$—	$15,903	4.75%	$28,491
Fifth Third Syndicated LOC	10,000	2.25%	21,243	30,000	2.25%	50,822
Fifth Third Syndicated Term	88,125	2.25%	187,207	93,750	2.25%	158,817
Unamortized debt issuance costs	(1,000)		—	(1,267)		—
Total	$97,125		$208,450	$138,386		$238,130

NBA Éilan Loan. In April 2018, Bluegreen purchased the Éilan Hotel & Spa in San Antonio, Texas for $34.3 million. In connection with the acquisition, Bluegreen entered into a non-revolving acquisition loan (the “NBA Éilan Loan”) with NBA, which provided for advances of up to $27.5 million, $24.3 million of which was used to fund the acquisition of the resort and $2.1 million of which was used to fund certain improvement costs. In March 2021, the then-outstanding balance of $15.6 million on the NBA Éilan Loan was repaid in full.

Fifth Third Syndicated Line-of-Credit and Fifth Third Syndicated Term Loan. Bluegreen’s Corporate Credit Facility includes a $100.0 million term loan (the “Fifth Third Syndicated Loan”) with quarterly amortization requirements and a $125.0 million revolving line of credit (the “Fifth Third Syndicated Line-of-Credit”). In February 2022, Bluegreen amended and increased the Corporate Credit Facility to $300.0 million. The amended facility includes a $100.0 million term loan with quarterly amortization requirements and a $200.0 million revolving line of credit. Accordingly, the amendment and restatement increased the revolving line of credit by $75.0 million. Borrowings, including amounts outstanding prior to the amendment and restatement and future borrowings, generally bear interest at a rate of term SOFR plus 1.75-2.50% and a 0.05%-0.10% credit spread adjustment, depending on Bluegreen’s leverage ratio (as compared to LIBOR plus 2.00%-2.50% with a 0.25% LIBOR floor under the terms of the facility prior to the amendment and restatement). The amendment also extended the maturity date from October 2024 to February 2027. Fifth Third Bank acts as administrative agent, lead arranger, and participating lender. In addition, certain other banks participate as lenders. Borrowings are collateralized by certain VOI inventory, sales center buildings, management fees, short-term receivables and cash flows from residual interests relating to certain term securitizations.

Receivable-Backed Notes Payable

Financial data related to our receivable-backed notes payable facilities was as follows (dollars in thousands):

	As of December 31,
	2021			2020
	Debt Balance	Interest Rate	Principal Balance of Pledged/ Secured Receivables	Debt Balance	Interest Rate	Principal Balance of Pledged/ Secured Receivables
Receivable-backed notes payable - recourse:
Liberty Bank Facility (1)	$5,000	3.00%	$7,198	$10,000	3.40%	$13,970
NBA Receivables Facility (2)	10,000	3.00%	15,396	19,877	3.32%	26,220
Pacific Western Facility (3)	7,500	3.00%	11,265	8,623	3.15%	13,131
Total	22,500		33,859	38,500		53,321

Receivable-backed notes payable - non-recourse:
Liberty Bank Facility (1)	$17,965	3.00%	$25,864	$2,316	3.40%	$3,235
NBA Receivables Facility (2)	18,910	3.00%	29,114	11,985	3.32%	15,809
Pacific Western Facility (3)	16,906	3.00%	25,394	—	—	—
KeyBank/DZ Purchase Facility	42,994	2.50%	53,623	—	—	—
Quorum Purchase Facility	19,425	4.95-5.10%	22,690	29,788	4.75-5.10%	34,651
2013 Term Securitization	6,023	3.20%	6,965	11,922	3.20%	13,483
2015 Term Securitization	14,163	3.02%	15,009	22,560	3.02%	24,475
2016 Term Securitization	24,727	3.35%	27,166	35,700	3.35%	40,221
2017 Term Securitization	37,430	3.12%	42,452	51,470	3.12%	58,907
2018 Term Securitization	53,919	4.02%	61,269	72,486	4.02%	84,454
2020 Term Securitization	91,922	2.60%	105,023	123,600	2.60%	139,052
Unamortized debt issuance costs	(4,230)	—	—	(5,994)	—	—
Total	340,154		414,569	355,833		414,287
Total receivable-backed debt	$362,654		$448,428	$394,333		$467,608

(1)As of December 31, 2021 and 2020, recourse on the Liberty Bank Facility was limited to $5.0 million and $10.0 million, respectively, subject to certain exceptions, as discussed below.

(2)As of December 31, 2021 and 2020, recourse on the NBA Receivables Facility was limited to $10.0 million and $19.9 million, respectively, subject to certain exceptions, as discussed below.

(3)As of December 31, 2021 and 2020, recourse on the Pacific Western Facility was limited to $7.5 million and $8.6 million, respectively subject to certain exceptions, as discussed below.

Liberty Bank Facility. Bluegreen has a $40.0 million revolving VOI notes receivable hypothecation facility (the “Liberty Bank Facility”) with Liberty Bank which provides for advances on eligible receivables pledged under the Liberty Bank Facility, subject to specified terms and conditions, during the revolving credit period. In August 2021, the facility was amended to extend the revolving credit period from September 2021 to June 2024 and extend the maturity from June 2024 to June 2026. As described in further detail below, the amendment among other things, also increased the advance rates, decreased the interest rate on future borrowings, and decreased the recourse amount. The advance rate with respect to Qualified Timeshare Loans is 85% (an increase from the 80% advance rate in place prior to the August 2021 amendment) of the unpaid principal balance of the Qualified Timeshare Loans. The advance rate is 70% (an increase from the 60% advance rate in place prior to the August 2021 amendment) of the unpaid principal balance of Non-Conforming Qualified Timeshare Loans. The interest rate on borrowings incurred following the August 2021 amendment is the Prime Rate minus 0.50% with a floor of 3.00%. Recourse to Bluegreen under the amended facility is limited to $5.0 million, with certain exceptions set forth in the facility. Subject to the terms of the facility, principal and interest due under the Liberty Bank Facility are paid as cash is collected on the pledged receivables, with the remaining balance being due by maturity.

NBA Receivables Facility. Bluegreen/Big Cedar Vacations has a $70.0 million revolving VOI notes receivable hypothecation facility (the “NBA Receivables Facility”) with National Bank of Arizona (“NBA”). The revolving advance period expires in September 2023 and the facility matures in March 2028. In addition, the interest rate on advances made under the amended facility is the one-month LIBOR plus 2.25% (with an interest rate floor of 3.00%). The NBA Receivables Facility provides for advances at a rate of 80% on eligible receivables pledged under the facility, subject to eligible collateral and specified terms and conditions, during the revolving credit period. Recourse to Bluegreen/Big Cedar under the facility is limited to $10.0 million as of December 31, 2021. Subject to the terms of the facility, principal and interest payments received on pledged receivables are applied to principal and interest due under the facility, with the remaining outstanding balance being due by maturity.

Pacific Western Facility. Bluegreen has a $50.0 million revolving VOI notes receivable hypothecation facility (the “Pacific Western Facility”) with Pacific Western Bank, which provides for advances on eligible VOI notes receivable pledged under the facility, subject to specified terms and conditions, during a revolving credit period. In July 2021, Bluegreen amended and restated the facility, which increased the maximum outstanding borrowings from $40.0 million to $50.0 million, subject to eligible collateral and customary terms and conditions; extended the revolving advance period from September 2021 to September 2024; and extended the maturity from September 2024 to September 2027. The Pacific Western Facility provides for eligible “A” VOI notes receivable be funded at an 85% advance rate. The Pacific Western Facility also allows for eligible “B” VOI notes receivable to be funded at a 65% advance rate ( an increase from the 53% advance rate prior to the amendment). Borrowings under the facility through September 2021 bear interest at the 30-day Libor rate plus 2.75%, subject to a 3.00% floor.  Borrowings under the facility after September 2021 bear interest at the 30-day Libor rate plus 2.50%, subject to a 2.75% floor. Recourse to Bluegreen under the facility is limited to $7.5 million at December 31, 2021. Subject to the terms of the facility, principal and interest payments received on pledged receivables are applied to principal and interest due under the facility, with the remaining balance being due by maturity.

KeyBank/DZ Purchase Facility. Bluegreen has an $80.0 million VOI notes receivable purchase facility (the “KeyBank/DZ Purchase Facility”) with DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt AM Main (“DZ”), and KeyBank National Association (“KeyBank”) which provides for an advance rate of 80% with respect to VOI receivables securing amounts financed. The KeyBank/DZ Purchase Facility’s advance period expires in December 2022 and will mature and all outstanding amounts will become due 24 months after the revolving advance period has expired, or earlier under certain circumstances set forth in the facility. Interest on amounts outstanding under the facility is tied to an applicable index rate of the LIBOR rate, in the case of amounts funded by KeyBank, and a cost of funds rate or commercial paper rates, in the case of amounts funded by or through DZ. The interest rate under the facility is the applicable index rate plus 2.25% (with an interest rate floor of 0.25%) until the expiration of the revolving advance period and thereafter will equal the applicable index rate plus 3.25% (with an interest rate floor of 0.25%). While ownership of the VOI notes receivable included in the facility is transferred and sold for legal purposes, the transfer of these VOI notes receivable is accounted for as a secured borrowing for financial reporting purposes. The facility is nonrecourse.

Quorum Purchase Facility. Bluegreen/Big Cedar Vacations has a $50.0 million VOI notes receivable purchase facility (the “Quorum Purchase Facility”) with Quorum Federal Credit Union (“Quorum”), pursuant to which Quorum has agreed to purchase eligible VOI notes receivable, subject to certain conditions precedent and other terms of the facility. The Quorum Purchase Facility’s advance period expires in December 2022 and the facility matures in December 2034. The interest rate on each advance is set at the time of funding based on rates mutually agreed upon by the parties. Of the amounts outstanding under the Quorum Purchase Facility at December 31, 2021, $10.7 million bears interest at a rate per annum of 4.95% and $8.8 million bears interest at a fixed rate of 5.10%. The Quorum Purchase Facility provides for an 85% advance rate on eligible receivables sold under the facility, however Quorum can modify this advance rate on future purchases subject to the terms and conditions of the Quorum Purchase Facility. While ownership of the VOI notes receivable included in the Quorum Purchase Facility is transferred and sold for legal purposes, the transfer of these VOI notes receivable is accounted for as a secured borrowing for financial reporting purposes. The facility is nonrecourse.

2020 Term Securitization. In October 2020, Bluegreen completed the 2020-A Term Securitization, a private offering and sale of $131.0 million of investment-grade, VOI receivable backed notes (the “Notes”), including $48.6 million of Class A Notes, $47.9 million of Class B Notes and $34.5 million of Class C Notes with interest rates of 1.55%, 2.49%, and 4.22%, respectively, which blends to an overall interest rate of approximately 2.60%. The gross advance rate for this transaction was 88.0%. The Notes mature in February 2036. The amount of the VOI receivables sold to BXG Receivables Note Trust 2020-A (the “Trust”) was $148.9 million, $138.9 million of which was sold to the Trust at closing and the remaining $10.0 million of which was sold to the Trust by December 30, 2020. The gross proceeds of such sales to the Trust were $131.0 million. A portion of the proceeds received at closing were primarily used to pay down borrowings on certain receivable-backed notes payable and general corporate operating expenses. While ownership of the VOI receivables included in the 2020-A Term Securitization is transferred and sold for legal purposes, the transfer of these receivables is accounted for as a secured borrowing for financial accounting purposes. Accordingly, no gain or loss was recognized as a result of this transaction.

Other Non-Recourse Receivable-Backed Notes Payable. In addition to the above described facilities, Bluegreen has a number of other nonrecourse receivable-backed notes payable facilities, as set forth in the table above. During 2021 and 2020, Bluegreen repaid $57.9 million and $67.8 million, respectively, under these additional receivable-backed notes payable facilities.

Junior Subordinated Debentures

Woodbridge Holdings Corporation (“Woodbridge”), the wholly owned subsidiary of the Company through which the Company holds its investment in Bluegreen, and Bluegreen have each formed statutory business trusts (collectively, the "Trusts"), each of which issued trust preferred securities as part of a larger pooled trust securities offering which was not registered under the Securities Act of 1933 and invested the proceeds thereof in its junior subordinated debentures. The Trusts are variable interest entities in which Woodbridge and Bluegreen are not the primary beneficiaries. Accordingly, the Company and its subsidiaries do not consolidate the operations of the Trusts; instead, the beneficial interests in the Trusts are accounted for under the equity method of accounting. The maximum exposure to loss as a result of Woodbridge and Bluegreen’s involvement with the Trusts is limited to the carrying amount of the equity method investment. Included in other assets in the Company’s balance sheets as of December 31, 2021 and 2020 was $2.0 million and $2.1 million, respectively, of equity in the Trusts. Interest on the junior subordinated debentures and distributions on the trust preferred securities are payable quarterly in arrears at the same interest rate.

The table below sets forth information regarding the Company’s junior subordinated debentures (dollars in thousands):

	December 31, 2021		December 31, 2020
		Effective		Effective
	Carrying	Interest	Carrying	Interest	Maturity
	Amounts	Rates (1)	Amounts	Rates (1)	Years (2)
Woodbridge - Levitt Capital Trusts I - IV	$66,302	3.93 – 4.07%	$66,302	4.01 - 4.04%	2035 - 2036
Bluegreen Statutory Trusts I - VI	104,595	4.93 - 5.12%	110,827	5.01 - 5.12%	2035 - 2037
Unamortized debt issuance costs	(985)		(1,057)
Unamortized purchase discount	(34,972)		(37,895)
Total junior subordinated debentures	$134,940		$138,177

(1)The junior subordinated debentures bear interest at three-month LIBOR (subject to quarterly adjustment) plus a spread ranging from 3.93% to 5.12%.

(2)As of December 31, 2021 and 2020, all of the junior subordinated debentures were eligible for redemption by the Company.

During February 2021, Bluegreen purchased BST II trust preferred securities having a par value of $6.1 million for approximately $4.0 million and delivered such securities to the trust in exchange for the cancellation of $6.1 million of Bluegreen’s junior subordinated debentures held by BST II.

Availability

As of December 31, 2021, the Company was in compliance with all financial debt covenants under its debt instruments. As of December 31, 2021, we had availability of approximately $266.1 million under our receivable-backed purchase and credit facilities, inventory lines of credit and corporate credit line, subject to eligible collateral and the terms of the facilities, as applicable.

Note payable to BBX Capital, Inc.

In connection with its spin-off of BBX Capital in September 2020, the Company issued a $75.0 million note payable to BBX Capital that accrues interest at a rate of 6% per annum and requires payments of interest on a quarterly basis. Under the terms of the note, we have the option in our discretion to defer interest payments under the note, with interest on the outstanding balance thereafter to accrue at a compounded rate of 8% per annum until such time as the Company is current on all accrued payments under the note, including deferred interest. In December 2021, the Company repaid $25.0 million of the note payable to BBX Capital, leaving a remaining balance as of December 31, 2021 of $50.0 million. All outstanding amounts under the note will become due and payable in September 2025 or earlier upon certain events. As of December 31, 2021, there was no accrued interest payable in connection with this note payable. As of December 31, 2020, $1.1 million of accrued interest payable is included in other liabilities in the Company’s consolidated statement of financial condition as of such date in connection with this note payable.

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

The carrying amounts of financial instruments included in the consolidated financial statements and their estimated fair values are as follows (in thousands):

	As of December 31, 2021		As of December 31, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash and cash equivalents	$140,225	$140,225	$221,118	$221,118
Restricted cash	42,854	42,854	35,986	35,986
Notes receivable, net	446,322	607,881	409,349	549,819
Note payable to BBX Capital, Inc.	50,000	50,340	75,000	78,218
Lines-of-credit, notes payable, and
receivable-backed notes payable	459,779	463,300	532,719	547,400
Junior subordinated debentures	134,940	133,500	138,177	133,500

Cash and cash equivalents. The amounts reported in the consolidated balance sheets for cash and cash equivalents approximate fair value due to their short maturity of 90 days or less.

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

Litigation

The following is a description of certain material legal proceedings pending against the Company or its subsidiaries:

On September 22, 2017, Stephen Potje, Tamela Potje, Sharon Davis, Beafus Davis, Matthew Baldwin, Tammy Baldwin, Arnor Lee, Angela Lee, Gretchen Brown, Paul Brown, Jeremy Estrada, Emily Estrada, Michael Oliver, Carrie Oliver, Russell Walters, Elaine Walters, and Mike Ericson, individually and on behalf of all other similarly situated, filed a purported class action lawsuit against Bluegreen Vacations Unlimited (“BVU”), Bluegreen’s wholly owned subsidiary, which asserts claims for alleged violations of the Florida Deceptive and Unfair Trade Practices Act and the Florida False Advertising Law. In the complaint, the plaintiffs alleged the making of false representations in connection with Bluegreen’s sales of VOIs. The purported class action lawsuit was dismissed without prejudice after mediation. However, during April 2018, plaintiffs re-filed their individual claims in Palm Beach County Circuit Court. Subsequently, on October 15, 2019, the Court entered an order granting summary judgment in favor of Bluegreen and dismissed all claims. Plaintiffs appealed the summary judgement order. An agreement was subsequently reached to settle all claims, which will include payment to Bluegreen on behalf of all but one Plaintiff. A Joint Notice of Settlement was filed with the appellate court advising of the settlement and the Plaintiffs subsequently filed a voluntary Notice of Dismissal of Appeal.

On June 28, 2018, Melissa S. Landon, Edward P. Landon, Shane Auxier and Mu Hpare, individually and on behalf of all others similarly situated, filed a purported class action lawsuit against Bluegreen and Bluegreen Vacations Unlimited, Inc. (“BVU”), Bluegreen’s wholly owned subsidiary, asserting claims for alleged violations of the Wisconsin Timeshare Act, Wisconsin law prohibiting illegal referral selling, and Wisconsin law prohibiting illegal attorney’s fee provisions. Plaintiffs’ allegations include that Bluegreen failed to disclose the identity of the seller of real property at the beginning of Bluegreen’s initial contact with the purchaser; that the defendants misrepresented who the seller of the real property was; that the defendants misrepresented the buyer’s right to cancel; that the defendants included an illegal attorney’s fee provision in the sales document(s); offered an illegal “today only” incentive to purchase; and that the defendants utilized an illegal referral selling program to induce the sale of VOIs. Plaintiffs seek certification of a class consisting of all persons who, in Wisconsin, purchased from BVU one or more VOIs within six years prior to the filing of this lawsuit. Plaintiffs seek statutory damages, attorneys’ fees and injunctive relief. Bluegreen and BVU moved to dismiss the case, and on November 27, 2019, the Court issued a ruling granting the motion in part. Plaintiffs moved for class certification, which the defendants have opposed. On November 5, 2021, the Court denied Plaintiffs’ Motion for Class Certification. Bluegreen believes the remainder of the lawsuit, which is proceeding on behalf of the named Plaintiffs only, is without merit and is vigorously defending the action.

On January 7, 2019, Shehan Wijesinha filed a purported class action lawsuit alleging violations of the Telephone Consumer Protection Act (the “TCPA”). It is alleged that BVU called plaintiff’s cell phone for telemarketing purposes using an automated dialing system, and that plaintiff did not give BVU his express written consent to do so. Plaintiffs seek certification of a class comprised of other persons in the United States who received similar calls from or on behalf of BVU without the person’s consent. Plaintiff seeks monetary damages, attorneys’ fees and injunctive relief. Bluegreen believes the lawsuit is without merit and intend to vigorously defend the action. On July 15, 2019, the court entered an order staying this case pending a ruling from the Federal Communications Commission (“FCC”) clarifying the definition of an automatic telephone dialing system under the TCPA and the decision of the Eleventh Circuit in a separate action brought against a VOI company by a plaintiff alleging violations of the TCPA. On January 7, 2020, the Eleventh Circuit issued a ruling consistent with BVU’s position, and on June 26, 2020, the FCC also issued a favorable ruling. The case was stayed pending the United States Supreme Court’s decision in Facebook, Inc. v. Duguid. On April 1, 2021, the Supreme Court issued a decision in the Facebook case which was favorable to Bluegreen’s position that an automatic telephone dialing system was not used in this case. Bluegreen believes the ruling disposes of the plaintiff’s claim and filed a Notice of Supplemental Authority advising the court of the ruling.

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

On July 14, 2020, Kenneth Johansen, individually and on behalf of all others similarly situated, filed a purported class action against BVU for alleged violations of the TCPA. Specifically, the named plaintiff alleges that he received numerous telemarketing calls from BVU while he was on the National Do Not Call Registry. Bluegreen filed a motion to dismiss, and plaintiff in response filed an amended complaint on September 18, 2020. On February 18, 2021, plaintiff filed a motion for class certification seeking to certify a class of thousands of individual proposed class members. On April 15, 2021, a court-ordered mediation was conducted at which time the parties were not able to resolve the lawsuit. On September 30, 2021, the court entered an order denying plaintiff’s motion for class certification. The plaintiffs have appealed the order, and the district court entered an order staying the case pending the appeal. Bluegreen is vigorously defending the action.

On August 30, 2020, over 100 VOI owners at The Manhattan Club (“TMC”) sued BVU and certain unaffiliated entities (the “Non-Bluegreen Defendants”). The complaint includes claims arising out of alleged misrepresentations made during the sale of VOIs at TMC and certain post-sale operational practices, including allegedly charging owners excessive annual maintenance fees and implementing reservation policies that restrict the ability of VOI owners to use their points to access the resort while allowing the general public to make reservations. The plaintiffs assert in the complaint that Bluegreen acquired operational control of TMC from the Non-Bluegreen Defendants in 2018 and assumed joint liability for any prior wrongdoing by them. Bluegreen believes this assertion to be erroneous and that the claims against BVU are without merit. On September 27, 2021, the court granted BVU’s motion to dismiss without prejudice and the Court declined to exercise supplemental jurisdiction over the remaining state law claims. On November 15, 2021, with leave of court, the plaintiffs filed an amended complaint, and BVU filed a motion to dismiss the amended complaint.

On March 15, 2018, BVU entered into an Agreement for Purchase and Sale of Assets with T. Park Central, LLC, O. Park Central, LLC, and New York Urban Ownership Management, LLC, (collectively “New York Urban”) (“Purchase and Sale Agreement”), which provided for the purchase of The Manhattan Club inventory over a number of years and the management contract for The Manhattan Club Association, Inc. On October 7, 2019, New York Urban initiated arbitration proceedings against BVU alleging that The Manhattan Club Association, Inc. (of which BVU was a member) was obligated to pay an increased management fee to a New York Urban affiliate and that this higher amount would be the benchmark for BVU’s purchase of the management contract under the parties’ Purchase and Sale Agreement. New York Urban also sought damages in the arbitration proceedings in excess of $10.0 million for promissory estoppel and tortious interference.  On November 19, 2019, the parties participated in mediation but did not resolve the matter. On November 20, 2019, New York Urban sent a letter to BVU advising that it was: (1) withdrawing its arbitration demand; (2) notifying the Board that it was not seeking to execute the proposed amendment to the Management Agreement that was originally sent to Bluegreen on April 24, 2019; and (3) not going to pay itself a management fee for the 2020 operating year in an amount exceeding the 2019 operating year (i.e., $6.5 million). On November 21, 2019, BVU sent New York Urban a Notice of Termination of the Purchase and Sale Agreement. On November 25, 2019, New York Urban sent its own Notice of Termination and a separate letter containing an offer to compromise if BVU resigned its position on the Board and permitted New York Urban to enforce its rights to the collateral. On November 29, 2019, BVU accepted the offer and on December 18, 2019, BVU provided New York Urban with resignations of its members on the Board of Directors.

On April 2, 2021, New York Urban initiated new arbitration proceedings against BVU, alleging it is owed over $70.0 million for periodic inventory closings that have not occurred since the Purchase and Sale Agreement was terminated or that will not occur because of the termination. New York Urban also seeks over $50.0 million because, due to the Purchase and Sale Agreement’s termination, the closing on the management contract will not occur. BVU believes this claim is without merit and is pursuing declaratory relief and claims based on breach of the parties’ settlement agreement. Both New York Urban’s claims and BVU’s claims for declaratory relief and breach of the settlement agreement are being heard by an arbitration panel, and BVU is vigorously defending against New York Urban’s claims.

On September 14, 2021, Tamarah and Emmanuel Louis, individually and on behalf of all others similarly situated, filed a purported class action lawsuit against BVU alleging it violated the Military Lending Act (“MLA”). The complaint alleges that BVU did not make any inquiry before offering financing to the plaintiffs as to whether they were members of the United States Military and allege other claims related to certain disclosures mandated by the MLA. BVU filed a motion to dismiss the complaint, and plaintiffs then filed an amended complaint on December 3, 2021. BVU believes that plaintiffs’ claims are without merit, has filed a motion to dismiss the amended complaint, and is vigorously defending the action.

Commencing in 2015, it came to Bluegreen’s attention that its collection efforts with respect to its VOI notes receivable were being impacted by a then emerging, industry-wide trend involving the receipt of “cease and desist” letters from exit firms and their attorneys purporting to represent certain VOI owners. Following receipt of these letters, Bluegreen is unable to contact the owners unless allowed by law. Bluegreen believes these exit firms have encouraged such owners to become delinquent and ultimately default on their obligations and that such actions and its inability to contact the owners have been a material factor in the increase in its annual default rates. Bluegreen’s average annual default rates have increased from 6.9% in 2015 to 8.4% in 2021. Bluegreen also estimates that approximately 12.8% of the total delinquencies on its VOI notes receivable as of December 31, 2021 related to VOI notes receivable are subject to this issue. Bluegreen has in a number of cases pursued, and Bluegreen may in the future pursue, legal action against the VOI owners, and as described below, against the exit firms.

On November 13, 2019, Bluegreen filed a lawsuit against timeshare exit firm The Montgomery Law Firm and certain of its affiliates. In the complaint, Bluegreen alleged that through various forms of deceptive advertising, as well as inappropriate direct contact with VOI owners, such firm and its affiliates made false statements about Bluegreen and provided misleading information to the VOI owners and encouraged nonpayment by consumers. Bluegreen believes the consumers are paying fees to the firm and its affiliates in exchange for illusory services. Bluegreen has asserted claims under the Lanham Act, as well as tortious interference with contractual relations, civil conspiracy to commit tortious interference and other claims. Defendants’ motion to dismiss was denied. In January 2022, Bluegreen entered into a settlement with several of the defendants, which includes an immaterial monetary payment and a stipulated injunction.

On November 13, 2020, Bluegreen filed a lawsuit against timeshare exit firm, Carlsbad Law Group, LLP, and certain of its associated law firms and affiliates. On December 30, 2020, Bluegreen filed a lawsuit against timeshare exit firm,

The Molfetta Law Firm, and certain of its associated law firms, affiliates, and cohorts, including Timeshare Termination (“TTT”). In both of these actions, Bluegreen makes substantially the same claims against the timeshare exit firms and its associated law firms and affiliates as those made in its action against The Montgomery Law Firm described above. In June 2021, counsel for TTT moved to withdraw, citing TTT’s insolvency. On October 1, 2021, the principals of TTT filed for Chapter 11 Bankruptcy Protection. Bluegreen is pursuing its damages as a claim in that action. Discovery is ongoing with respect to the non-bankrupt defendants in the Molfetta matter and in the Carlsbad matter.

Other Commitments, Contingencies and Guarantees

The Company, indirectly through Bluegreen and BVU, has an exclusive marketing agreement through 2024 with Bass Pro, a nationally-recognized retailer of fishing, marine, hunting, camping and sports gear, that provides us with the right to market and sell vacation packages at kiosks in each of Bass Pro’s retail locations and through other means. Pursuant to a settlement agreement Bluegreen entered into with Bass Pro and its affiliates during June 2019, Bluegreen paid Bass Pro $20.0 million and agreed to, among other things, make five annual payments to Bass Pro of $4.0 million in January of each year, commencing in 2020. Bluegreen made annual payments of $4.0 million to Bass Pro in January 2020, January 2021, and December 2021. As of December 31, 2021 and 2020, $7.3 million and $14.7 million, respectively, was included in accrued liabilities and other in the Company’s consolidated balance sheets, for the remaining payments required by the settlement agreement.

During the year ended December 31, 2021 and 2020, VOI sales to prospects and leads generated by the agreement with Bass Pro accounted for approximately 19% and 12%, respectively, of Bluegreen’s VOI sales volume. Subject to the terms and conditions of the settlement agreement, Bluegreen entered into with Bass Pro and its affiliates during June 2019, Bluegreen paid Bass Pro $20.0 million and agreed to make five annual payments to Bass Pro of $4.0 million, which commenced in January 2020. Additionally, in lieu of the previous commission arrangement, Bluegreen agreed to pay Bass Pro a fixed annual fee of $70,000 for each Bass Pro and Cabela’s retail store that it is accessing (excluding sales at retail stores which are designated to provide tours to Bluegreen/Big Cedar Vacations, or “Bluegreen/Big Cedar feeder stores”), plus $32.00 per net vacation package sold (less cancellations or refunds within 45 days of sale). Bluegreen also agreed to contribute to the Wonders of Wildlife Foundation $5.00 per net package sold (less certain cancellations and refunds within 45 days of sale), subject to an annual minimum of $700,000. Bluegreen will generally be required to pay the fixed annual fee with respect to at least 59 Bass Pro retail stores and at least 60 Cabela’s retail stores. During the years ended December 31, 2021 and 2020, Bluegreen incurred $7.4 million and $5.7 million, respectively, relating to this fixed fee which is included in selling, general and administrative expenses in the Company’s consolidated statements of operations and comprehensive income (loss). In December 2021, Bluegreen paid $8.3 million for the 2022 fixed fee, which is included in prepaid expenses in the Company’s consolidated balance sheet as of December 31, 2021. Notwithstanding the foregoing, the minimum number of Bass Pro and Cabela’s retail stores for purposes of the fixed annual fee may be reduced under certain circumstances set forth in the agreement, including as a result of a reduction of traffic in the stores in excess of 25% year-over-year. As of December 31, 2021, Bluegreen had sales and marketing operations at a total of 128 Bass Pro and Cabela’s stores.

In lieu of paying maintenance fees for unsold VOI inventory, Bluegreen may enter into subsidy agreements with certain HOAs. During the years ended December 31, 2021, 2020 and 2019, Bluegreen made subsidy payments related to such subsidies of $24.9 million, $24.0 million, and $24.9 million, respectively, which are included within cost of other fee-based services in the Company’s consolidated statements of operations and comprehensive income (loss). As of December 31, 2021, the Company had $0.2 million accrued for such subsidies, which is included in accrued liabilities and other in the consolidated balance sheet as of such date. As of December 31, 2020, Bluegreen had no accrued liabilities for such subsidies.

13. Income Taxes

The Company’s provision (benefit) for income taxes from continuing operations consists of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Federal:
Current	$13,690	$2,775	$3,934
Deferred	6,752	(3,048)	752
	$20,442	$(273)	$4,686

State and Other:
Current	$2,509	$567	$1,175
Deferred	3,713	(2,662)	1,664
	6,222	(2,095)	2,839
Total	$26,664	$(2,368)	$7,525

The difference between the Company’s provision (benefit) for income taxes from continuing operations and the results of applying the federal statutory tax rate to income before provision (benefit) for income taxes relates to (in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Income tax provision (benefit) at expected federal income tax rate (1)	$20,530	$(9,823)	$1,718
Increase (decrease) resulting from:
Provision (benefit) for state taxes, net of federal effect	4,915	(1,655)	2,244
Taxes related to noncontrolling interests in subsidiaries not consolidated for income tax purposes	(2,781)	(1,552)	(2,367)
Non-deductible items	3,945	10,205	5,572
Other - net	55	457	358
Provision (benefit) for income taxes	$26,664	$(2,368)	$7,525

(1)Expected tax is computed based upon income before taxes from continuing operations.

The Company’s deferred income taxes from continuing operations consist of the following components (in thousands):

	As of December 31,
	2021	2020
Deferred tax assets:
Book reserves for loan losses and inventory costs
under timeshare accounting rules	$25,162	$20,298
Federal and State NOL and tax credit carryforward	88,722	89,039
Real estate valuation	5,421	5,472
Expenses recognized for books and deferred for tax	2,645	7,063
Other	3,570	2,961
Total gross deferred tax assets	125,520	124,833
Valuation allowance	(80,815)	(80,218)
Total deferred tax assets	44,705	44,615
Deferred tax liabilities:
Installment sales treatment of notes	112,059	100,479
Intangible assets	14,152	14,197
Junior subordinated debentures	8,131	8,886
Property and equipment	5,239	5,465
Other	812	902
Total gross deferred tax liabilities	140,393	129,929
Net deferred tax liability	$95,688	$85,314

Valuation Allowance on Deferred Tax Assets

The Company evaluates its deferred tax assets to determine if valuation allowances are required. In the evaluation, management considers net operating loss (“NOL”) carryback availability, expectations of sufficient future taxable income, trends in earnings, existence of taxable income in recent years, the future reversal of temporary differences, and available tax planning strategies that could be implemented, if required. Valuation allowances are established based on the consideration of all available evidence using a more likely than not standard. As of December 31, 2021, the Company established a valuation allowance of $80.8 million relating to the deferred tax asset of $88.7 million for federal and state NOL and tax credit carryforwards, as the Company’s ability to utilize a portion of these carryforwards to reduce future tax liability income is subject to significant limitations. The spin-off of BBX Capital and its subsidiaries during September 2020 reduced the Company’s federal and state NOL carryforward and valuation allowance by approximately $6.5 million. The table below sets forth information regarding the federal and state NOL and tax credit carryforwards and the applicable valuation allowance as of December 31, 2021 (in thousands):

	Federal and State NOL and Credit Carryforward	Gross Deferred Tax Asset	Valuation Allowance	Net Deferred Tax Asset	Year Expires
Non-Florida State NOLs	$220,945	$10,158	$3,753	$6,405	2022-2041
Federal NOL SRLY Limitation	210,330	44,169	44,169	—	2026-2034
Florida NOL SRLY Limitation	702,433	30,521	30,521	—	2026-2034
Other Federal tax credits-SRLY Limitation	2,371	2,371	2,371	—	2025-2031
Federal NOL Section 382 Limitation	6,308	1,325	—	1,325	2023-2029
Florida NOL Section 382 Limitation	4,101	178	—	178	2024-2029
Total		$88,722	$80,814	$7,908

The Company evaluated all positive and negative evidence available as of the reporting date, including tax planning strategies, the ability to file a consolidated return with its subsidiaries, the expected future reversal of existing taxable temporary differences, and expected future taxable income exclusive of reversing temporary differences and carry forwards. Based on this evaluation, the Company has determined that it is more likely than not that it will be able to realize $7.9 million of the deferred tax asset that is attributed to the Company’s federal and state NOL and credit carryforwards.

As of December 31, 2021, Bluegreen had non-Florida state NOL carryforwards of $221.0 million which expire from 2022 through 2041. These NOLs can only be utilized against Bluegreen’s (or a subsidiary of Bluegreen) income allocable to the state in which the NOL was generated. A valuation allowance is maintained for those state NOLs where the NOL is not more likely than not realizable.

As of December 31, 2021, the Company had federal and Florida NOL carryforwards and federal tax credit carryforwards that can only be utilized if the separate entity that generated them has separate company taxable income (the “SRLY Limitation”). These carryforwards cannot be utilized against most of the Company’s subsidiaries’ taxable income, including Bluegreen. As such, a full valuation allowance has been established for these carryforwards.

In addition, as a result of the Company’s merger with Woodbridge in September 2009, the Company experienced a “change of ownership” as that term is defined in the Internal Revenue Code. This change of ownership resulted in a significant limitation on the amount of the Company’s pre-merger NOLs that can be utilized by the Company annually (the “Section 382 limitation”). The federal and Florida annual limit is approximately $788,000 and $513,000, respectively. As a result, the amounts in the table represent the NOLs that more likely than not can be utilized before expiration.

Impact of the Tax Reform Act

On December 22, 2017, the Tax Reform Act was signed into law. The Tax Reform Act repealed the alternative minimum tax effective in 2018 and allows credits associated with the alternative minimum tax to be applied to fully offset regular income taxes. Any credits that are not used to reduce regular income taxes were 50% refundable for the years 2019 through 2020 and 100% refundable in 2021. The Company had alternative minimum tax credit carryforwards of $11.2 million as of December 31, 2018 that were fully utilized during the year ended December 31, 2019.

Other

The Coronavirus Aid, Relief, and Economic Securities Act (“CARES Act”) was signed into law on March 27, 2020 in response to the COVID-19 pandemic. The Company has taken advantage of the deferral of the employer portion of the tax withholding amounts and the employee retention tax credits provided for in the CARES Act. During the year ended December 31, 2020, the Company recorded a tax withholding deferral of $8.7 million, of which $4.3 million remained payable at December 31, 2021 and was included in accrued liabilities in its consolidated balance sheets as of such date. The Company also recorded employee retention tax credits of $7.1 million, which is included in selling, general and administrative expenses in its consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2020.

The Company evaluates its tax positions based upon guidelines of ASC 740, which clarifies the accounting for uncertainty in tax positions. Based on an evaluation of uncertain tax provisions, the Company is required to measure tax benefits based on the largest amount of benefit that is greater than 50% likely of being realized upon settlement. There were no unrecognized tax benefits at December 31, 2021, 2020 or 2019, and as of December 31, 2021, the Company did not recognize any interest or penalties related to ASC 740-10.

The Company is no longer subject to federal or Florida income tax examinations by tax authorities for tax years before 2017. Several of the Company’s subsidiaries are no longer subject to income tax examinations in certain state, local, and non-U.S. jurisdictions for tax years before 2017.

Certain of the Company’s state income tax filings are under routine examination. While there is no assurance as to the results of these audits, the Company does not currently anticipate any material adjustments in connection with these examinations.

14. Equity

Common Stock

The Company’s Articles of Incorporation authorize the Company to issue both Class A Common Stock, par value $0.01 per share, and Class B Common Stock, par value $0.01 per share. Under Florida law and the Company’s Articles of Incorporation, holders of Class A Common Stock and Class B Common Stock vote together as a single class on most matters presented to a vote of the Company’s shareholders. On such matters, holders of Class A Common Stock are entitled to one vote for each share held, with all holders of Class A Common Stock possessing in the aggregate 22% of the total voting power, while holders of Class B Common Stock possess the remaining 78% of the total voting power. If the number of shares of Class B Common Stock outstanding decreases to 360,000 shares, the Class A Common Stock’s aggregate voting power will increase to 40%, and the Class B Common Stock will have the remaining 60%. If the number of shares of Class B Common Stock outstanding decreases to 280,000 shares, the Class A Common Stock’s aggregate voting power will increase to 53%, and the Class B Common Stock will have the remaining 47%. These relative voting percentages will remain fixed unless the number of shares of Class B Common Stock outstanding decreases to 100,000 shares or less, at which time the fixed voting percentages will be eliminated, and holders of Class A Common Stock and holders of Class B Common Stock would then each be entitled to one vote per share held. Each share of Class B Common Stock is convertible into one share of Class A Common Stock at any time at the option of the holder. The percentage of total common equity represented by the Company’s Class A and Class B Common Stock was 82% and 18%, respectively, at December 31, 2021.

Share Repurchase Program

In June 2017, the Company’s board of directors approved a share repurchase program which authorized the repurchase of up to 1,000,000 shares of the Company’s Class A Common Stock and Class B Common Stock at an aggregate cost of up to $35.0 million. During the year ended December 31, 2019, the Company repurchased 645,778 shares of its Class A Common Stock for approximately $15.4 million. There were no share purchases under the 2017 repurchase program during the years ended December 31, 2021 or 2020, and this repurchase program was terminated in connection with the adoption of a new repurchase program in August 2021, as described below.

In August 2021, the Company’s board of directors approved a new share repurchase program which authorizes the repurchase of the Company’s Class A Common Stock and Class B Common Stock at an aggregate cost of up to $40.0 million. The Company repurchased and retired 1,182,339 shares of Class A Common Stock and 18,996 shares of Class B Common Stock during the year ended December 31, 2021 for an aggregate purchase price of $27.3 million. We record the excess of cost over par value to additional paid in capital in accordance with our policy. As of December 31, 2021, $12.7 million remained available for the repurchase of shares under this share repurchase program. In March 2022, the Company’s board of directors approved an increase in the aggregate cost of the Company’s Class A Common Stock and Class B Common Stock that may be repurchased under the Share Repurchase Plan by an additional $50 million.

Restricted Stock and Stock Option Plans

At the Company’s Annual Meeting of Shareholders held on July 21, 2021, the Company’s shareholders approved the Bluegreen Vacations Holding Corporation 2021 Incentive Plan (the “2021 Plan”), which allows for the issuance of up to 2,000,000 shares of the Company’s Class A Common Stock pursuant to restricted stock awards and options which may be granted under the 2021 Plan.  The 2021 Plan also permits for the grant of performance-based cash awards. To date, 468,439 restricted shares of the Company’s Class A Common Stock have been granted to certain executive officers and employees under the 2021 Plan, of which 7,969 shares were forfeited during 2021. As of December 31, 2021, 1,539,530 shares of Class A Common Stock remained available for grant under the 2021 Plan.

In contemplation of the spin-off of BBX Capital, the Company’s Compensation Committee approved the acceleration of vesting of 488,503 and 528,484 of unvested restricted Class A and Class B Common Stock awards under the Company’s Amended and Restated 2014 Incentive Plan (the “2014 Plan”), respectively, that were previously granted by the Company, all of which were held by its executive officers. In connection with such vesting acceleration in August 2020, the Company recognized compensation expense during 2020 of approximately $19.8 million (which represented the unrecognized compensation expenses associated with the restricted stock awards as of June 30, 2020).

The fair value of the restricted stock awards that vested were $16.7 million based on the fair value of the Company’s common stock on the vesting date. There were no restricted stock awards or stock options outstanding as of December 31, 2020. The 2014 Plan was terminated during 2021 when the 2021 Plan was approved. No further awards will be granted under the 2014 Plan and all awards previously granted under the 2014 Plan have vested.

Restricted Stock Activity

The Company accounts for compensation cost for unvested time-based service condition restricted stock awards based on the fair value of the award on the measurement date, which is generally the grant date, and is recognized on a straight-line basis over the requisite service period of the award, with forfeitures recognized as incurred. The table below sets forth information regarding the Company’s unvested restricted stock award activity for the year ended December 31, 2021:

	As of December 31,
	2021		2020
		Weighted		Weighted
	Unvested	Average	Unvested	Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock	Fair Value	Stock	Fair Value
Unvested balance outstanding, beginning of period	-	$-	528,484	$ May 32.65
Granted	468,439	20.72	488,503	20.95
Vested	-	-	(1,016,987)	27.04
Forfeited	(7,969)	20.72	-	-
Unvested balance outstanding, end of period	460,470	$20.72	-	$-
Available for grant	1,539,530		75,054

The table below sets forth information regarding the restricted stock awards granted during the years ended December 31, 2021, 2020 and 2019:

			Per Share
		Number of	Weighted Average	Requisite
Plan Name	Grant Date	Awards Granted	Grant Date Fair Value	Service Period (2)	Vesting Date (1)
2014 Incentive Plan	1/8/2019	384,795	30.60	4 years	Annually each October
2014 Incentive Plan	1/21/2020	488,503	20.95	4 years	Annually each October
2021 Incentive Plan	6/3/2021	468,439	20.72	4 years; 10 years	Cliff vest June 2025 and June 2031

(1)Vesting of outstanding awards granted during the years ended December 31, 2020 and 2019 was accelerated during August 2020 in contemplation of the spin-off of BBX Capital.

(2)Prior to acceleration in connection with the spin-off of BBX Capital, the 2019 and 2020 awards were scheduled to vest ratably in annual installments over the requisite service period. Of the awards granted in 2021, 275,939 shares are scheduled to cliff vest in 4 years, or June 3, 2025 and 192,500 shares are scheduled to cliff vest in 10 years, or June 3, 2031, in each case subject to the terms and conditions of the 2021 Plan and the appliable award agreement.

In October 2019, award recipients surrendered a total of 44,570 shares of Class A Common Stock and 149,671 shares of Class B Common Stock to the Company to satisfy the $4.5 million tax withholding obligation associated with the vesting of 493,623 restricted shares. The Company retired the surrendered shares.

The fair value of the Company’s restricted stock awards that vested during the years ended December 31, 2020 and 2019 was $16.7 million and $11.5 million, respectively, based on the fair value of its common stock on the applicable vesting dates. The aggregate grant date fair value of the awards granted in June 2021 was $9.7 million. As of December 31, 2021, restricted share expense of approximately $8.5 million remained unamortized.

The Company recognized restricted stock compensation expense included in selling general and administrative expenses in the Company’s consolidated statements of operations and comprehensive income (loss) related to its restricted stock awards of approximately $1.0 million, $25.4 million, and $11.4 million during the years ended December 31, 2021, 2020, and 2019, respectively. There were no tax benefits recognized on restricted stock compensation expense for these awards.

In January 2022, the Company granted 208,033 restricted shares of the Company’s Class A Common Stock. The aggregate grant date fair value of the awards granted was $6.2 million, 154,677 of the shares granted are scheduled to vest ratably in annual installments over 4 years, and 53,356 of the shares granted are scheduled to cliff vest in 4 years, or January 2026, in each case subject to the terms and conditions of the 2021 Plan and the applicable award agreement. Expense will be recognized beginning with the first quarter of 2022.

Redeemable 5% Cumulative Preferred Stock

The Company’s shares of mandatorily redeemable 5% Cumulative Preferred Stock were redeemable at the Company’s option at a redemption price of $1,000 per share and were classified as a liability in the Company’s consolidated balance sheets while such shares were outstanding due to the mandatory redemption feature. All such mandatory redeemable preferred shares were redeemed by December 31, 2019, with the remaining 10,000 shares of the 5% Cumulative Preferred Stock redeemed at their aggregate stated value of $10.0 million. For the year ended December 31, 2019, the Company recorded interest expense related to the 5% Cumulative Preferred Stock of $1.0 million in the Company’s consolidated statements of operations and comprehensive income.

15. Employee Benefit Plans and Incentive Compensation Programs

The Company’s Employee Retirement Plans are Internal Revenue Code Section 401(k) Retirement Savings Plans. Generally, all U.S.-based employees at least 18 years of age with at least three months of employment are eligible to participate in the Company’s 401(k) plans. The Company’s 401(k) plan provides for an annual employer matching contribution equal to 100% of each participant’s contributions not exceeding 3% of each participant’s compensation, plus 50% of the participant’s contributions in excess of 3% but not in excess of 5% of the participant’s compensation. Further, the Company may make additional discretionary matching contributions to its plan not to exceed 4% of each participant’s compensation. For the years ended December 31, 2021, 2020 and 2019, the Company recorded expense for contributions to the 401(k) plan totaling $6.7 million, $5.7 million and $5.9 million, respectively.

16. Related Party Transactions

The Company may be deemed to be controlled by Alan B. Levan, Chairman, Chief Executive Officer and President of the Company, John E. Abdo, Vice Chairman of the Company, Jarett S. Levan, a director of the Company and former President of the Company, and Seth M. Wise, a director of the Company and former Executive Vice President of the Company. Together, they may be deemed to beneficially own shares of the Company’s Class A Common Stock and Class B Common Stock representing approximately 79% of the Company’s total voting power. Mr. Alan Levan, Mr. Abdo and the Company’s other executives are also executives of Bluegreen and receive a significant portion of their compensation from Bluegreen Vacations on behalf of the Company and Bluegreen. Further, following the spin-off of BBX Capital during September 30, 2020, Mr. Jarett Levan became the Chief Executive Officer and President and a director of BBX Capital, Mr. Alan Levan became the Chairman of the Board of BBX Capital, Mr. John E. Abdo became Vice Chairman of BBX Capital and Seth M. Wise became Executive Vice President and director of BBX Capital. Mr. Alan Levan, Mr. Abdo, Mr. Jarett Levan and Mr. Wise may also be deemed to control BBX Capital through their ownership of BBX Capital’s Class A Common Stock and Class B Common Stock. Mr. Alan Levan and Mr. John Abdo also receive compensation from BBX Capital.

See “Our Business” under Note 1 above for information regarding the statutory short-form merger effected on May 5, 2021, pursuant to which the Company acquired all of the approximately 7% of the outstanding shares of Bluegreen’s common stock that the Company did not previously own and Bluegreen became a wholly owned subsidiary of the Company.

The Company paid or reimbursed BBX Capital $1.2 million, $1.5 million, $1.7 million during the years ended December 31, 2021, 2020, and 2019 respectively, for management advisory, risk management, administrative and other services. The Company had $0.1 million in accrued expenses for the services described above as of December 31, 2021. There were no amounts accrued for such services as of December 31, 2020.

During the years ended December 31, 2021, 2020 and 2019, the Company paid Abdo Companies, Inc. $153,000, $230,000, and $306,000, respectively, in exchange for certain management services. John E. Abdo, the Company’s Vice Chairman, is the principal shareholder and Chief Executive Officer of Abdo Companies, Inc.

In April 2015, pursuant to a Loan Agreement and Promissory Note, a wholly-owned subsidiary of Bluegreen provided an $80.0 million loan to BVH. Amounts outstanding bore interest at a rate of 6% per annum until April 17, 2020, at which time the interest rate was decreased to 4% per annum. Interest only payments were required on a quarterly basis, with all outstanding months becoming due and payable at maturity. In March 2020, the Loan Agreement and Promissory Note was amended to extend the maturity date from April 17, 2020 to April 17, 2021. During the years ended December 31, 2020 and 2019, BVH recognized $2.5 million and $4.8 million, respectively, of interest expense on the loan from Bluegreen. The loan balance and related interest expense were eliminated in consolidation in the Company’s consolidated financial statements. During August 2020, Bluegreen paid a special cash dividend of $1.19 per share on its common stock. BVH utilized its proceeds from the special cash dividend to repay the loan in full.

During 2015, BVH, Woodbridge, Bluegreen, BBX Capital, and their respective subsidiaries entered into an Agreement to Allocate Consolidated Income Tax Liability and Benefits pursuant to which, among other customary terms and conditions, the parties agreed to file consolidated federal tax returns. Pursuant to the Agreement, the parties calculate their respective income tax liabilities and attributes as if each of them were a separate filer. If any tax attributes are used by another party to the Agreement to offset its tax liability, the party providing the benefit will receive an amount for the tax benefits realized. In 2019 Bluegreen paid BVH $13.0 million, in 2020 BVH provided a $8.0 million refund to Bluegreen, and in 2021 Bluegreen paid BVH $29.1 million pursuant to this agreement. These amounts are eliminated in consolidation in the Company’s consolidated financial statements. The Agreement was terminated with respect to the subsidiaries of BVH other than Woodbridge and Bluegreen in connection with BVH’s spin-off of BBX Capital on September 30, 2020.

In connection with its spin-off of BBX Capital during September 2020, the Company issued a $75.0 million note payable to BBX Capital. See Note 10 for a description of the of terms of BVH’s note payable to BBX Capital. In connection with the spin-off, the Company also entered into a Transition Services Agreement, Tax Matters Agreement and Employee Matters Agreement with BBX Capital. The Transition Services Agreement generally sets out the respective rights, responsibilities and obligations of the Company and BBX Capital with respect to support services provided to one another after the spin-off, to ensure an orderly transition. The Transition Services Agreement establishes a baseline charge for certain categories or components of services provided, which is at cost unless the parties mutually agree to a different charge. The Transition Services Agreement was effective on September 30, 2020 and will continue until terminated, in whole or with respect to any service provided thereunder by either party at any time upon thirty days prior written notice to the other party. During the years ended December 31, 2021 and 2020, BBX Capital reimbursed the Company $0.1 million and $0.3 million, respectively under the Transition Services agreement.

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

The resort operations and club management segment includes management services activities for the Vacation Club and for a majority of the HOAs of the resorts within the Vacation Club. The Company also provides reservation services, services to owners and billing and collections services to the Vacation Club and certain HOAs. Additionally, this segment includes revenue from the Traveler Plus program, food and beverage and other retail operations, rental services activities, and management of construction activities for certain fee-based developer clients.

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

The table below sets forth the Company’s revenue for its reportable segments for the years ended December 31, 2021, 2020, and 2019 (in thousands):

	Year Ended December 31,
Revenues:	2021	2020	2019
Sales of VOIs and financing	$580,619	$354,941	$566,754
Resort operations and club management	111,251	104,255	110,998
Cost reimbursements (1)	69,066	64,305	63,889
Total segment revenues	760,936	523,501	741,641
Corporate and other	1,401	4,530	12,515
Eliminations	(5,224)	(8,560)	(16,385)
Total revenues	$757,113	$519,471	$737,771

(1)Revenue and Cost reimbursements net to zero and are excluded from the computation of adjusted EBITDA below.

The table below sets forth the Company’s Adjusted EBITDA for its reportable segments reconciled to net income (loss) for the years ended December 31, 2021, 2020, and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
Adjusted EBITDA (1):
Sales of VOIs and financing	$138,078	$46,909	$143,581
Resort operations and club management	78,914	65,435	59,878
Segment Adjusted EBITDA	216,992	112,344	203,459
General and administrative (2)	(90,606)	(127,475)	(124,001)
Depreciation and amortization	(6,726)	(6,648)	(7,412)
Other income (expense), net	1,033	(207)	2,294
Loss on asset held for sale	(220)	(972)	(5,945)
Bass Pro Settlement	-	-	(39,121)
Interest income (other than interest earned on VOI notes receivable)	368	4,367	10,221
Interest expense - corporate	(19,842)	(22,369)	(29,662)
Provision (benefit) for income taxes	(26,664)	2,368	(7,525)
Severance and other	(2,403)	(5,814)	(1,654)
Net income (loss) from continuing operations	71,932	(44,406)	654
Discontinued operations, net of taxes	900	(32,759)	31,449
Less: Non-controlling interests	(14,102)	(3,364)	(14,412)
Net income (loss) attributable to shareholders	$58,730	$(80,529)	$17,691

(1)See Management’s Discussion and Analysis of Financial Condition and Results of Operations for information regarding Adjusted EBITDA, including the definition of Adjusted EBITDA.

(2)Included in general and administrative expenses for the years ended December 31, 2021, 2020, and 2019 is $1.0 million, $25.4 million, and $11.4 million, respectively, of share-based compensation.

18. Earnings (Loss) Per Share

The following table presents the calculation of the Company’s basic and diluted EPS:

	For The Years Ended December 31,
(in thousands, except per share data)	2021	2020	2019
Basic EPS
Numerator:
Income (loss) from continuing operations	$71,932	$(44,406)	$654
Less: net income attributable to noncontrolling interests - continuing operations	14,102	8,186	14,636
Income (loss) from continuing operations available to shareholders before discontinued opearations	$57,830	$(52,592)	$(13,982)
Discontinued operations
Discontinued operations	900	(32,759)	31,449
Less: loss attributable to noncontrolling interests - discontinued operations	—	(4,822)	(224)
Income (loss) from discontinued operations available to shareholders	900	(27,937)	31,673
Net income (loss) attributable to shareholders of the parent	$58,730	$(80,529)	$17,691

Denominator:
Basic - weighted average number of common share outstanding	20,735	18,661	18,526
Basic - weighted average number of common share outstanding	20,735	18,661	18,526
Dilutive effect of restricted stock awards	24	—	—
Diluted weighted average number of common shares outstanding	20,759	18,661	18,526

Basic EPS:
Continuing operations	$2.79	$(2.82)	$(0.75)
Discontinued operations	0.04	(1.50)	1.71
Basic EPS:	$2.83	$(4.32)	$0.96

Diluted EPS:
Continuing operations	$2.79	$(2.82)	$(0.75)
Discontinued operations	0.04	(1.50)	1.71
Diluted EPS:	$2.83	$(4.32)	$0.96

During the year ended December 31, 2021, 24,000 of weighted average shares of unvested restricted stock awards outstanding were included in the computation of diluted earnings per share as the shares were dilutive. During the years ended December 31, 2020 and 2019, the weighted average shares of unvested restricted stock awards outstanding were not included in the computation of diluted earnings per share as the shares were antidilutive due to the Company’s recognition of a loss from continuing operations for the year. Additionally, shares of Class A Common Stock and Class B Common Stock both participate in the same manner.

19. Discontinued Operations

As previously described in Note 1, on September 30, 2020, the Company completed the spin-off its formerly wholly owned subsidiary, BBX Capital. The Company continues to hold its investment in Bluegreen. BBX Capital, which became a separate public company as a result of the spin-off, holds all of the other businesses and investments previously owned by the Company, including BBX Capital Real Estate, BBX Sweet Holdings, and Renin. The Company no longer holds any interest in BBX Capital. As such, BBX Capital and its subsidiaries’ operations are presented as discontinued operations in the Company’s financial statements.

As of December 31, 2021 and 2020, there were no carrying amounts of major classes of assets and liabilities included as part of discontinued operations.

The major components of (loss) income from discontinued operations are as follows (in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Revenues:
Trade sales	$—	$99,628	$186,337
Sales of real estate inventory	—	14,248	5,049
Interest income	—	586	894
Net gains on sales of real estate assets	—	130	13,616
Other revenue	—	2,398	3,136
Total revenues	—	116,990	209,032
Costs and Expenses:
Cost of trade sales	—	80,154	127,720
Cost of real estate inventory sold	—	9,473	2,643
Interest expense	—	—	417
Recoveries from loan losses, net	—	(5,844)	(5,428)
Impairment losses	—	31,588	6,937
Selling, general and administrative expenses	—	40,342	74,658
Total costs and expenses	—	155,713	206,947
Equity in net earnings (losses) of unconsolidated real estate joint ventures	—	50	37,898
Foreign exchanges gain (loss)	—	214	(75)
Loss on the deconsolidation of IT'SUGAR, LLC	—	(3,326)	—
Other income	—	192	674
(Loss) income from discontinued operations before income taxes	$—	$(41,593)	$40,582

The major components of the statement of cash flows from discontinued operations are as follows (in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Operating activities:
Net (loss) income	$-	$(32,759)	$31,449
Adjustment to reconcile net (loss) income to net cash
(used in) provided by operating activities:
Recoveries from loan losses, net	—	(5,844)	(5,428)
Depreciation, amortization and accretion, net	—	5,468	8,008
Net gains on sales of real estate and property and equipment	—	(130)	(13,305)
Equity earnings of unconsolidated real estate joint ventures	—	(49)	(37,898)
Return on investment in unconsolidated real estate joint ventures	—	3,933	39,043
Loss from the deconsolidation of IT'SUGAR, LLC	—	3,326	—
Increase in deferred income tax asset	—	(8,834)	(9,133)
Impairment losses	—	31,588	6,938
Increase in trade inventory	—	(279)	(2,733)
(Increase) decrease in trade receivables	—	(2,336)	5,190
Decrease (increase) in real estate inventory	—	925	(7,445)
Net change in operating lease assets and liabilities	—	(964)	—
(Increase) decrease in other assets	—	(1,388)	6,817
(Decrease) increase in other liabilities	—	6,512	3,826
Net cash (used in) provided by operating activities	$—	$(831)	$25,329
Investing activities:
Return of investment in unconsolidated real estate joint ventures	—	4,631	31,442
Investments in unconsolidated real estate joint ventures	—	(14,009)	(25,179)
Proceeds from repayment of loans receivable	—	5,960	6,339
Proceeds from sales of real estate	—	2,151	23,512
Proceeds from sales of property and equipment	—	—	11,762
Additions to real estate	—	(70)	(600)
Purchases of property and equipment	—	(4,032)	(11,091)
Decrease in cash from other investing activities	—	(1,065)	(222)
Net cash (used in) provided by investing activities	$—	$(6,434)	$35,963

Supplementary disclosure of non-cash investing and financing activities:
Construction funds receivable transferred to real estate	—	—	18,318
Loans receivable transferred to real estate	—	—	333
Increase in other assets upon issuance of Community Development District Bonds	—	827	8,110
Assumption of Community Development District Bonds by homebuilders	—	3,837	1,035

20. Noncontrolling Interests

Noncontrolling interests in the Company’s consolidated subsidiaries consisted of the following (in thousands):

Noncontrolling interests in the Company’s consolidated subsidiaries consisted of the following (in thousands):
	As of December 31,
	2021	2020

Bluegreen (1)	$—	$22,821
Bluegreen/Big Cedar Vacations (2)	60,367	52,026
Total noncontrolling interests	$60,367	$74,847

(1)Prior to May 5, 2021, the Company owned approximately 93% of Bluegreen’s outstanding common stock. As a result of the merger effected on May 5, 2021, Bluegreen is now a wholly owned subsidiary of the Company.

(2)Bluegreen owns 51% of Bluegreen/Big Cedar Vacations.

See “Our Business” under Note 1 above for information regarding the statutory short-form merger effected on May 5, 2021, pursuant to which the Company acquired all of the approximately 7% of the outstanding shares of Bluegreen’s common stock that the Company did not previously own.

Income attributable to noncontrolling interests from continuing operations consisted of the following (in thousands):

	For the Years Ended
	December 31,
	2021	2020	2019

Bluegreen (1)	$861	$794	$3,363
Bluegreen/Big Cedar Vacations (2)	13,241	7,392	11,273
Net income attributable to noncontrolling interest - continuing operations	$14,102	$8,186	$14,636

(1)Prior to May 5, 2021, the Company owned approximately 93% of Bluegreen’s outstanding common stock. As a result of the merger effected on May 5, 2021, Bluegreen is now a wholly owned subsidiary of the Company.

(2)Bluegreen owns 51% of Bluegreen/Big Cedar Vacations.

21. Subsequent Events

Subsequent events have been evaluated through the date the financial statements were available to be issued. As of such date, there were no subsequent events identified that required recognition or disclosure other than described in the footnotes herein.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) to make known material information concerning the Company, including its subsidiaries, to those officers who certify our financial reports and to other members of our senior management. As of December 31, 2021, our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a- 15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of December 31, 2021, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework – 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Ernst & Young LLP, our independent registered public accounting firm, has audited our internal control over financial reporting as of December 31, 2021 and has issued an attestation report on our internal control over financial reporting, which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Bluegreen Vacations Holding Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Bluegreen Vacations Holding Corporation’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Bluegreen Vacations Holding Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2021, the related consolidated statements of operations and comprehensive income (loss), equity and cash flows for the year then ended, and related notes and our report dated March 3, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Report. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

Boca Raton, Florida

March 3, 2022

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be provided by incorporating such information by reference to our definitive proxy statement for our 2022 Annual Meeting of Shareholders if filed with the SEC within 120 days after December 31, 2021.

Item 11. Executive Compensation

The information required by this item will be provided by incorporating such information by reference to our definitive proxy statement for our 2022 Annual Meeting of Shareholders if filed with the SEC within 120 days after December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See Part II Item 5 for information regarding compensation plans under which our equity securities are authorized for issuance. The other information required by this item will be provided by incorporating such information by reference to our definitive proxy statement for our 2022 Annual Meeting of Shareholders if filed with the SEC within 120 days after December 31, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be provided by incorporating such information by reference to our definitive proxy statement for our 2022 Annual Meeting of Shareholders if filed with the SEC within 120 days after December 31, 2021.

Item 14. Principal Accountant Fees and Services

The information required by this item will be provided by incorporating such information by reference to our definitive proxy statement for our 2022 Annual Meeting of Shareholders if filed with the SEC within 120 days after December 31, 2021.

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

Exhibit
Number	Description	Reference
3.1	Amended and Restated Articles of Incorporation, effective October 8, 1997	Exhibit 3.1 of Registrant’s Registration Statement on Form 8-A filed October 16, 1997
3.2	Amendment to the Amended and Restated Articles of Incorporation, effective June 18, 2002	Exhibit 4 of Registrant’s Current Report on Form 8-K filed June 27, 2002
3.3	Amendment to the Amended and Restated Articles of Incorporation, effective April 15, 2003	Appendix B of Registrant’s Definitive Proxy Statement on Schedule 14A filed April 18, 2003
3.4	Amendment to the Amended and Restated Articles of Incorporation, effective February 7, 2005	Appendix A of Registrant’s Definitive Information Statement on Schedule 14C filed January 18, 2005
3.5	Amendment to the Amended and Restated Articles of Incorporation, effective June 22, 2004, as amended on December 17, 2008	Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed December 18, 2008
3.6	Amendment to the Amended and Restated Articles of Incorporation, effective May 19, 2009	Appendix A of Registrant’s Definitive Proxy Statement on Schedule 14A filed April 29, 2009
3.7	Amendment to the Amended and Restated Articles of Incorporation, effective September 21, 2009	Annex D of the Joint Proxy Statement/Prospectus that forms a part of Amendment No. 1 to Registrant’s Registration Statement on Form S-4 filed August 14, 2009
3.8	Amendment to the Amended and Restated Articles of Incorporation, effective September 21, 2009	Exhibit 3.8 of Registrant’s Current Report on Form 8-K filed September 25, 2009
3.9	Amendment to the Amended and Restated Articles of Incorporation, effective December 19, 2013	Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed December 23, 2013
3.10	Amendment to the Amended and Restated Articles of Incorporation, effective January 30, 2017	Exhibit A of the Registrant’s Definitive Information Statement on Schedule 14C filed January 9, 2017
3.11	Articles of Amendment of the Company’s Amended and Restated Articles of Incorporation, as amended, effective July 22, 2020	Exhibit 3.1 of Registrant’s Current Report of Form 8-K filed on July 22, 2020
3.12	Articles of Amendment to the Amended and Restated Articles of Incorporation of BBX Capital Corporation	Exhibit 3.1 of Registrant’s Current Report of Form 8-K filed on October 2, 2020
3.13	Bylaws, as amended	Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed February 12, 2015
4.1	Specimen Class A Common Stock Certificate	Exhibit 4.1 of Registrant's Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 15, 2017
4.2	Specimen Class B Common Stock Certificate	Exhibit 4.2 of Registrant's Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 15, 2017
4.4	Description of Registrant’s Securities	Filed with this report
10.7	Employment agreement of Alan B. Levan	Exhibit 10.1 of Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed on November 14, 2012
10.8	Employment agreement of John E. Abdo	Exhibit 10.2 of Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed on November 14, 2012
10.11	Employment agreement of Ray S. Lopez	Exhibit 10.1 of Registrants Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed on May 8, 2015
10.17	Tax Sharing Agreement dated as of May 8, 2015, by and among BFC Financial Corporation, BBX Capital and Bluegreen	Exhibit 10.2 of Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed on May 8, 2015

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

Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on March 16, 2018
10.70	Second Amended and Restated Receivables Loan Note, dated as of March 12, 2018, by Bluegreen Vacations Corporation in favor of Liberty Bank	Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on March 16, 2018
10.701	The First Amendment to Second Amended and Restated Receivables Loan Agreement effective June 30, 2020 by Bluegreen Vacations Corporation in favor of Liberty Bank	Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on July 2, 2020
10.702	Third Amended and Restated Receivables Loan Note effective June 30, 2020 by Bluegreen Vacations Corporation in favor of Liberty Bank	Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on July 2, 2020
10.703	Second Amendment to Second Amended and Restated Receivables Loan Agreement effective August 3, 2021 by Bluegreen Vacations Corporation in favor of Liberty Bank	Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, filed on August 4, 2021
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

Exhibit 10.105 to Registrant’s Annual Report on Form 10-K filed on March 1, 2021
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

Exhibit 10.106 to Registrant’s Annual Report on Form 10-K filed on March 1, 2021

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

Exhibit 10.107 to Registrant’s Annual Report on Form 10-K filed on March 1, 2021
10.108	Transfer Agreement by and among Bluegreen Corporation, BXG Timeshare Trust I, as Seller, and BRFC 2013-A LLC, as Depositor, dated as of September 15, 2013	Exhibit 10.108 to Registrant’s Annual Report on Form 10-K filed on March 1, 2021
10.109

Fourth Amendment to Amended and Restated Loan and Security Agreement dated October 19, 2017, by and among Bluegreen Vacations Corporation fka Bluegreen Corporation, as Borrower, and Pacific Western Bank, as successor-by-merger to CapitalSource Bank, as lender referenced therein, dated October 19, 2017

Exhibit 10.109 to Registrant’s Annual Report on Form 10-K filed on March 1, 2021
10.110

Fifth Amendment to Amended and Restated Loan and Security Agreement dated August 15, 2018, by and among Bluegreen Vacations Corporation fka Bluegreen Corporation, as Borrower, and Pacific Western Bank, as successor-by-merger to CapitalSource Bank, as lender referenced therein, dated August 15, 2018

Exhibit 10.110 to Registrant’s Annual Report on Form 10-K filed on March 1, 2021
10.111	Amended and Restated BBX Capital 2021 Incentive Plan, as amended	Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on June 25, 2021
10.112

Liberty Bank Facility amended and restated loan agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed with the SEC on August 4, 2021)

Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 filed on November 11, 2021
10.113

Third Amended and Restated Credit Agreement dated as of February 14, 2022, by and among Bluegreen Vacations Corporation, as Borrower, the Guarantors from time to time party, the Lenders from time to time party, and Fifth Third Bank, as Administrative Agent and L/C Issuer

Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on February 15, 2022
10.114

Reaffirmation Agreement, dated as of February 14, 2022, by and among Bluegreen Vacations Corporation, as Borrower, Bluegreen Vacations Unlimited, Inc., Bluegreen Resorts Management, Inc., Bluegreen Nevada, LLC, Bluegreen Louisiana, LLC, Bluegreen New Jersey, LLC and TFRI 2013-1 LLC and each other guarantor party from time to time, as Reaffirming Grantors, and Fifth Third Bank, as Administrative Agent

Exhibit 10.4 of Registrant’s Current Report on Form 8-K filed on February 15, 2022
21.1	Subsidiaries of the Registrant	Filed with this report
23.1	Consent of Grant Thornton LLP	Filed with this report
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this report
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this report
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this report

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this report
101.INS	Inline XBRL Instance Document	Filed with this Report
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed with this Report
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed with this Report
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed with this Report
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	Filed with this Report
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed with this Report
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, has been formatted in Inline XBRL	Filed with this Report

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUEGREEN VACATIONS HOLDING CORPORATION

March 3, 2022	By: /s/ Alan B. Levan
Alan B. Levan
Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alan B. Levan		March 3, 2022
Alan B. Levan	Chairman of the Board, Chief Executive Officer and President

/s/ Raymond S. Lopez		March 3, 2022
Raymond S. Lopez	Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer

/s/ John E. Abdo		March 3, 2022
John E. Abdo	Vice Chairman of the Board

/s/ Adrienne Kelley
Adrienne Kelley	Senior Vice President and Chief Accounting Officer	March 3, 2022

/s/ James R. Allmand, III
James R. Allmand, III	Director	March 3, 2022

/s/ Norman H. Becker		March 3, 2022
Norman H. Becker	Director

/s/ Lawrence A. Cirillo		March 3, 2022
Lawrence A. Cirillo	Director

/s/ Darwin Dornbush		March 3, 2022
Darwin Dornbush	Director

/s/ Jarrett S. Levan		March 3, 2022
Jarett S. Levan	Director

/s/Joel Levy		March 3, 2022
Joel Levy	Director

/s/ William Nicholson		March 3, 2022
William Nicholson	Director

/s/ Mark A. Nerenhausen		March 3, 2022
Mark A. Nerenhausen	Director

/s/ Arnold Sevell		March 3, 2022
Arnold Sevell	Director

/s/ Orlando Sharpe		March 3, 2022
Orlando Sharpe	Director

/s/ Seth M. Wise		March 3, 2022
Seth M. Wise	Director