Form 10-Q
period 2022-03-31
Bluegreen Vacations Holding Corp
filed 2022-05-05
CIK 315858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2022

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

The number of shares outstanding of each of the registrant’s classes of common stock as of May 1, 2022 is as follow:

Class A Common Stock of $.01 par value, 16,517,261 shares outstanding

Class B Common Stock of $.01 par value, 3,664,331 shares outstanding

BLUEGREEN VACATIONS HOLDING CORPORATION

FORM 10-Q TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

BLUEGREEN VACATIONS HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

	March 31,	December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$179,274	$140,225
Restricted cash ($16,238 and $15,956 in VIEs at March 31, 2022
and December 31, 2021, respectively)	46,430	42,854
Notes receivable	621,020	609,429
Less: Allowance for loan losses	(167,403)	(163,107)
Notes receivable, net ($241,460 and $248,873 in VIEs
at March 31, 2022 and December 31, 2021, respectively)	453,617	446,322
Vacation ownership interest ("VOI") inventory	326,707	334,605
Property and equipment, net	88,841	87,852
Intangible assets, net	61,327	61,348
Operating lease assets	31,927	33,467
Prepaid expenses	33,546	25,855
Other assets	37,459	37,984
Total assets	$1,259,128	$1,210,512

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable	$15,560	$14,614
Deferred income	12,772	13,690
Accrued liabilities and other	105,894	100,131
Receivable-backed notes payable - recourse	22,500	22,500
Receivable-backed notes payable - non-recourse (in VIEs)	323,043	340,154
Note payable to BBX Capital, Inc.	50,000	50,000
Note payable and other borrowing	137,787	97,125
Junior subordinated debentures	135,197	134,940
Operating lease liabilities	36,363	37,870
Deferred income taxes	100,961	95,688
Total liabilities	940,077	906,712
Commitments and Contingencies - See Note 9
Shareholders' Equity
Preferred stock of $0.01 par value; authorized 10,000,000 shares	—	—
Class A Common Stock of $0.01 par value; authorized 30,000,000 shares;
issued and outstanding 16,967,261 in 2022 and 17,118,392 in 2021	169	171
Class B Common Stock of $0.01 par value; authorized 4,000,000 shares;
issued and outstanding 3,664,311 in 2022 and 3,664,412 in 2021	37	37
Additional paid-in capital	169,954	173,909
Accumulated earnings	85,304	69,316
Total Bluegreen Vacations Holding Corporation shareholders' equity	255,464	243,433
Non-controlling interest	63,587	60,367
Total shareholders' equity	319,051	303,800
Total liabilities and shareholders' equity	$1,259,128	$1,210,512

See accompanying Notes to Consolidated Financial Statements - Unaudited

BLUEGREEN VACATIONS HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2022	2021
Revenue:
Gross sales of VOIs	$115,607	$68,250
Provision for loan losses	(16,579)	(12,319)
Sales of VOIs	99,028	55,931
Fee-based sales commission revenue	24,084	25,718
Other fee-based services revenue	31,207	28,897
Cost reimbursements	18,064	16,608
Interest income	22,198	19,261
Other income, net	548	—
Total revenues	195,129	146,415
Costs and Expenses:
Cost of VOIs sold	11,841	5,169
Cost of other fee-based services	12,765	17,085
Cost reimbursements	18,064	16,608
Interest expense	7,759	9,735
Selling, general and administrative expenses	119,302	90,964
Other expense, net	—	161
Total costs and expenses	169,731	139,722
Income before income taxes	25,398	6,693
Provision for income taxes	(6,190)	(1,189)
Net income	19,208	5,504
Less: Income attributable to noncontrolling interests	3,220	2,530
Net income attributable to shareholders	$15,988	$2,974

Comprehensive income attributable to shareholders	$15,988	$2,974

Basic earnings per share (1)	$0.77	$0.15
Diluted earnings per share (1)	$0.76	$0.15
Basic weighted average number of common shares outstanding	20,778	19,318
Diluted weighted average number of common and common equivalent shares outstanding	20,971	19,318
Cash dividends declared per Class A and B common shares	$—	$—

(1)Basic and Diluted EPS are calculated the same for both Class A and B common shares.

See accompanying Notes to Consolidated Financial Statements - Unaudited.

BLUEGREEN VACATIONS HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

(In thousands)

	Shares of
	Common Stock		Common
	Outstanding		Stock		Additional		Total	Non-
	Class		Class		Paid-in	Accumulated	Shareholders'	controlling	Total
	A	B	A	B	Capital	Earnings	Equity	Interests	Equity
Balance, December 31, 2021	17,118	3,665	$171	$37	$173,909	$69,316	$243,433	$60,367	$303,800
Conversion of common stock from Class B to Class A	1	(1)	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	745	—	745	—	745
Purchase and retirement of common stock	(152)	—	(2)	—	(4,700)	—	(4,702)	—	(4,702)
Net income	—	—	—	—	—	15,988	15,988	3,220	19,208
Balance, March 31, 2022	16,967	3,664	$169	$37	$169,954	$85,304	$255,464	$63,587	$319,051

	Shares of
	Common Stock		Common
	Outstanding		Stock		Additional		Total	Non-
	Class		Class		Paid-in	Accumulated	Shareholders'	controlling	Total
	A	B	A	B	Capital	Earnings	Equity	Interests	Equity
Balance, December 31, 2020	15,624	3,694	$156	$37	$177,104	$10,586	$187,883	$74,847	$262,730
Net income	—	—	—	—	—	2,974	2,974	2,530	5,504
Balance, March 31, 2021	15,624	3,694	$156	$37	$177,104	$13,560	$190,857	$77,377	$268,234

See accompanying Notes to Consolidated Financial Statements - Unaudited.

BLUEGREEN VACATIONS HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	For the Three Months Ended
	March 31,
	2022	2021
Operating activities:
Net income	$19,208	$5,504
Adjustment to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	16,579	12,319
Depreciation and amortization	4,810	5,189
Share-based compensation expense	745	—
Net losses on sales of real estate and property and equipment	5	11
Increase (Decrease) in deferred income tax liability	5,273	(4,440)
Changes in operating assets and liabilities:
Notes receivable	(23,874)	(4,534)
VOI inventory	7,898	2,032
Prepaids expense and other assets	(6,976)	(15,192)
Accounts payable, accrued liabilities and other, and
deferred income	5,824	11,080
Net cash provided by operating activities	$29,492	$11,969

Investing activities:
Purchases of property and equipment	(4,895)	(4,049)
Net cash used in investing activities	$(4,895)	$(4,049)

Financing activities:
Repayments of notes payable and other borrowings	$(33,970)	$(63,484)
Proceeds from notes payable and other borrowings	58,397	42,350
Redemption of junior subordinated debentures	—	(4,004)
Payments for debt issuance costs	(1,697)	—
Purchase and retirement of common stock	(4,702)	—
Net cash provided by (used in) financing activities	$18,028	$(25,138)
Net increase (decrease) in cash and cash equivalents
and restricted cash	42,625	(17,218)
Cash, cash equivalents and restricted cash at beginning of period	183,079	257,104
Cash, cash equivalents and restricted cash at end of period	$225,704	$239,886

Supplemental cash flow information:
Interest paid on borrowings, net of amounts capitalized	$5,951	$1,818
Income taxes paid	704	228

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	179,274	199,150
Restricted cash	46,430	40,736
Total cash, cash equivalents and restricted cash	$225,704	$239,886

BLUEGREEN VACATIONS HOLDING CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1. Organization and Basis of Financial Statement Presentation

Bluegreen Vacations Holding Corporation is a Florida-based holding company which owns 100% of Bluegreen Vacations Corporation (“Bluegreen”). Bluegreen Vacations Holding Corporation as a standalone entity without its subsidiaries is sometimes referred to herein as “BVH”. Bluegreen Vacations Holding Corporation with its subsidiaries, including Bluegreen, is referred to herein as the “Company”, “we”, ”us” or “our”. The Company has prepared the accompanying unaudited consolidated financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

In the Company’s opinion, the financial information furnished herein reflects all adjustments consisting of normal recurring items necessary for a fair presentation of its financial position, results of operations, and cash flows for the interim periods reported in this Quarterly Report on Form 10-Q. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and, accordingly, actual results could differ from those estimates. The accompanying financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on March 4, 2022 (the “2021 Annual Report on Form 10-K”).

Our Business

Prior to May 5, 2021, BVH beneficially owned approximately 93% of Bluegreen’s outstanding common stock. On May 5, 2021, BVH acquired all of the approximately 7% of outstanding shares of Bluegreen’s common stock not previously beneficially owned by BVH through a statutory short-form merger under Florida law. In connection with the merger, Bluegreen’s shareholders (other than BVH) received 0.51 shares of BVH’s Class A Common Stock for each share of Bluegreen’s common stock that they held at the effective time of the merger (subject to rounding up of fractional shares). The Company issued approximately 2.66 million shares of its Class A Common Stock in connection with the merger. As a result of the completion of the merger, Bluegreen became a wholly owned subsidiary of BVH and Bluegreen’s common stock is no longer publicly traded.

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

Principles of Consolidation and Basis of Presentation

The Company’s unaudited consolidated financial statements include the accounts of its wholly owned subsidiaries, entities in which the Company or its consolidated subsidiaries hold controlling financial interests, including Bluegreen/Big Cedar Vacations LLC (a joint venture in which Bluegreen is deemed to hold a controlling financial interest based on its 51% equity interest, its active role as the day-to-day manager of its activities, and Bluegreen’s majority voting control of its management committee (“Bluegreen/Big Cedar Vacations”)), and any variable interest entities (“VIEs”) in which the Company or one of its consolidated subsidiaries is deemed the primary beneficiary of the VIE. All significant inter-company accounts and transactions have been eliminated in consolidation.

Impact of the COVID-19 pandemic

The COVID-19 pandemic caused an unprecedented disruption in the U.S. and global economies and the industries in which the Company operates due to, among other things, government ordered “shelter in place” and “stay at home” orders and advisories, travel restrictions, and restrictions on business operations, including government guidance with respect to travel, public accommodations, social gatherings, and related matters. These disruptions and the reaction of the general public to the pandemic had a significant adverse impact on the Company's financial condition and operations throughout 2020, including, without limitation, due to the temporary closure beginning in March 2020 of all of Bluegreen’s VOI sales centers, its retail marketing operations at Bass Pro Shops and Cabela’s stores and outlet malls, and its Choice Hotels call transfer program, Bluegreen’s cancellation of existing owner reservations through May 15, 2020 and new prospect guest tours through June 30, 2020, and the temporary closure of certain of Bluegreen’s Club Resorts and Club Associate Resorts in accordance with government mandates and advisories. While adverse conditions continued during 2021, including due to the emergence of new variants such as the Delta variant and Omicron variant, Bluegreen’s business and results generally improved during 2021 and have continued to improve in the first quarter of 2022.

Status of Current Operations

As of March 31, 2022, we were operating marketing kiosks at 128 Bass Pro Shops and Cabela’s stores, including 21 new Cabela’s locations and two new Bass Pro locations as compared to March 31, 2021; and all of our VOI sales centers and resorts were open, except for one resort and sales center in Surfside, Florida which was closed due to conditions unrelated to the pandemic.  Further, resort occupancy rates were approximately 77% at resorts with sales centers in the first quarter of 2022. While we sold only 42,000 vacation packages in the first quarter of 2022 compared to 49,000 in the first quarter of 2021, Bluegreen’s pipeline of vacation packages was 200,600 at March 31, 2022 compared to 132,100 at March 31, 2021, which we believe reflected the impact of the temporary cessation of marketing activities at the outset of the COVID-19 pandemic. We believe that the increase in sales of VOIs in the first quarter of 2022 reflected the improvement in general economic conditions despite continued COVID-19 cases, increasing interest rates and inflationary trends during the period. While we hope that conditions in the travel and leisure industry continue to improve, the continued future impact of economic conditions and the pandemic on the Company is uncertain. Various state and local government officials may in the future issue new or revised orders that are different than the ones under which we are currently operating, and actions of foreign government may exacerbate supply chain constraints and result in increased inflation. It is impossible to predict the duration and severity of the pandemic and the likely impact of the pandemic on the Company’s future revenues, net income and other operating results.

Use of Estimates

The Company’s financial statements are prepared in conformity with GAAP, which requires it to make estimates based on assumptions about current and, for some estimates, future economic and market conditions which affect reported amounts and related disclosures in its financial statements. Although the Company’s current estimates contemplate current and expected future conditions, as applicable, actual conditions could differ from its expectations, which could materially affect its results of operations and financial position. In particular, a number of estimates have been and will continue to be affected by the ongoing COVID-19 pandemic and general economic conditions, increasing interest rates and inflation. The severity, magnitude and duration, as well as the economic consequences of these factors are uncertain, subject to change and difficult to predict. As a result, accounting estimates and assumptions may change over time. Such changes could result in, among other adjustments, future impairments of intangibles and long-lived assets, incremental credit losses on Bluegreen’s VOI notes receivable, a decrease in the carrying amount of tax assets, or an increase in other obligations as of the time of a relevant measurement event. On an ongoing basis, management evaluates its estimates, including those that relate to the estimated future sales value of inventory; the recognition of revenue; the allowance for loan losses; the recovery of the carrying value of real estate inventories; the fair value of assets measured at, or compared to, fair value on a non-recurring basis such as intangible assets and other long-lived assets; the estimate of contingent liabilities related to litigation and other claims and assessments; and deferred income taxes. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions and conditions.

2. Recently Issued Accounting Pronouncements

Future Adoption of Recently Issued Accounting Pronouncements

The FASB has issued the following accounting pronouncement and guidance relevant to the Company’s operations which had not yet been adopted as of March 31, 2022:

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effect of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”), which provides relief for companies preparing for the discontinuation of LIBOR in response to the Financial Conduct Authority (the regulatory authority over LIBOR) plan for a phase out of regulatory oversight of LIBOR interest rate indices after 2021 to allow for an orderly transition to an alternate reference rate. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to LIBOR for promissory notes or other contracts that are currently indexed to LIBOR. The ARRC has proposed a market transition plan to SOFR from LIBOR and organizations are currently working on transition plans as it relates to derivatives and cash markets exposed to LIBOR. Although the Company’s VOIs notes receivable from its borrowers are not indexed to LIBOR, as of March 31, 2022, the Company had $170.9 million of LIBOR indexed junior subordinated debentures and $73.9 million of LIBOR indexed receivable-backed notes payable. Companies can apply ASU 2020-04 immediately. However, the guidance will only be available for a limited time, generally through December 31, 2022. The Company has not yet adopted this standard and is evaluating the potential impact that the eventual replacement of the LIBOR benchmark interest rate could have on its results of operations, liquidity and consolidated financial statements.

3. Revenue from Contracts with Customers

The table below sets forth the Company’s disaggregated revenue by category from contracts with customers (in thousands):

	For the Three Months Ended
	March 31,
	2022	2021

Sales of VOIs (1)	$99,028	$55,931
Fee-based sales commission revenue (1)	24,084	25,718
Resort and club management revenue (2)	26,198	24,928
Cost reimbursements (2)	18,064	16,608
Title fees and other (1)	3,082	2,274
Other revenue (2)	1,927	1,695
Revenue from customers	172,383	127,154
Interest income (3)	22,198	19,261
Other income, net	548	—
Total revenue	$195,129	$146,415

(1) Included in the Company’s sales of VOIs and financing segment described in Note 14.

(2) Included in the Company’s resort operations and club management segment described in Note 14.

(3) Interest income of $22.1 million and $19.1 million for the three months ended March 31, 2022 and 2021, respectively, is included in the Company’s sales of VOIs and financing segment described in Note 14.

As of March 31, 2022 and December 31, 2021, the Company had commission receivables, net of an allowance, of $16.4 million and $17.4 million, respectively, related to third-party sales of VOIs, which are included in other assets in the unaudited consolidated balance sheets. Commission receivables relate to contracts with customers, including amounts associated with the Company’s contractual right to consideration for completed performance obligations, and are settled when the related cash is received. Commission receivables are recorded when the right to consideration becomes unconditional and is only contingent on the passage of time.

Contract liabilities include payments received or due in advance of satisfying performance obligations, including points awarded to customers as an incentive for the purchase of VOIs that may be redeemed in the future, advance deposits on owner programs for future services, and deferred revenue on prepaid vacation packages for future stays at the Company’s resorts. Both points incentives and owner programs are recognized upon redemption, and deferred revenue for vacation packages is recognized net of sales of marketing expenses upon customer stays.

The following table sets forth the Company’s contract liabilities as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31,	December 31,
	2022	2021
Point incentives	$2,473	$2,676
Owner programs	1,995	2,159
Deferred revenue vacation packages	1,264	1,274
	$5,732	$6,109

4. Notes Receivable

The table below provides information relating to the Company’s notes receivable and its allowance for loan losses (dollars in thousands):

	As of
	March 31,	December 31,
	2022	2021
Notes receivable secured by VOIs:
VOI notes receivable - non-securitized	$294,661	$275,163
VOI notes receivable - securitized	326,359	334,266
Gross VOI notes receivable	621,020	609,429
Allowance for loan losses - non-securitized	(82,504)	(77,714)
Allowance for loan losses - securitized	(84,899)	(85,393)
Allowance for loan losses	(167,403)	(163,107)
VOI notes receivable, net	$453,617	$446,322
Allowance as a % of Gross VOI notes receivable	27%	27%

The weighted-average interest rate charged on the Company’s notes receivable secured by VOIs was 15.3% at both March 31, 2022 and December 31, 2021. All of Company’s VOI loans bear interest at fixed rates. The Company’s VOI notes receivable are primarily secured by VOI inventory located in Florida, Missouri, South Carolina, Tennessee, Nevada and Virginia.

Allowance for Loan Losses

The activity in the Company’s allowance for loan losses was as follows (in thousands):

	For the Three Months Ended
	March 31,
	2022	2021
Balance, beginning of period	$163,107	$142,044
Provision for loan losses	16,579	12,319
Less: Write-offs of uncollectible receivables	(12,283)	(11,121)
Balance, end of period	$167,403	$143,242

The Company monitors the credit quality of its receivables on an ongoing basis. The Company holds large amounts of homogeneous VOI notes receivable and assess uncollectibility based on pools of receivables as it does not believe that there are significant concentrations of credit risk with any individual counterparty or groups of counterparties. In estimating loan losses, the Company does not use a single primary indicator of credit quality but instead evaluates its VOI notes receivable based upon a static pool analysis that incorporates the aging of the respective receivables, default trends and prepayment rates by origination year, as well as the FICO scores of the borrowers. The Company records the difference between its VOI notes receivable and the variable consideration included in the transaction price for the sale of the related VOI as an allowance for loan losses and records the VOI notes receivables net of the allowance.

The COVID-19 pandemic or adverse changes in economic conditions, including recent inflationary trends may have an adverse impact on the collectability of our VOI notes receivable and we continue to evaluate the impact on on our default or and delinquency rates. Our estimates may not prove to be correct and our allowance for loan losses may not prove to be adequate.

Additional information about the Company’s VOI notes receivable by year of origination is as follows as of March 31, 2022 (in thousands):

	Year of Origination
	2022	2021	2020	2019	2018	2017 and Prior	Total

701+	$39,722	$117,094	$44,535	$55,081	$36,536	$60,572	$353,540
601-700	18,111	81,328	31,597	31,779	23,900	50,505	237,220
<601 (1)	1,453	4,056	2,912	3,464	2,274	5,095	19,254
Other (2)	491	2,668	1,234	1,017	1,596	4,000	11,006
Total by FICO score	$59,777	$205,146	$80,278	$91,341	$64,306	$120,172	$621,020

(1)Includes VOI notes receivable attributable to borrowers without a FICO score (who are primarily foreign borrowers).

(2)Includes $7.0 million related to VOI notes receivable that, as of March 31, 2022, had defaulted, but the related VOI note receivable balance had not yet been charged off in accordance with the provisions of certain receivable-backed notes payable transactions. These VOI notes receivable have been reflected in the allowance for loan losses.

Additional information about the Company’s VOI notes receivable by year of origination is as follows as of December 31, 2021 (in thousands):

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

The percentage of gross notes receivable outstanding by FICO score of the borrower at the time of origination were as follows:

	As of
	March 31,	December 31,
	2022	2021
FICO Score
700+	58%	58%
601-699	39	39
<600	2	2
No Score (1)	1	1
Total	100%	100%

(1)Includes VOI notes receivable attributable to borrowers without a FICO score (who are primarily foreign borrowers).

The Company’s notes receivable are carried at amortized cost less an allowance for loan losses. Interest income is suspended, and previously accrued but unpaid interest income is reversed, on all delinquent notes receivable when principal or interest payments are more than 90 days contractually past due and not resumed until such loans are less than 90 days past due. As of March 31, 2022 and December 31, 2021, $17.3 million and $16.3 million, respectively, of our VOI notes receivable were more than 90 days past due, and accordingly, consistent with our policy, were not accruing interest income. After approximately 127 days, VOI notes receivable are generally written off against the allowance for loan loss. Accrued interest was $4.4 million as of both March 31, 2022 and December 31, 2021, and is included within other assets in the Company’s unaudited consolidated balance sheets herein.

The following table shows the delinquency status of the Company’s VOI notes receivable as of March 31, 2022 and December 31, 2021 (in thousands):

	As of
	March 31,	December 31,
	2022	2021
Current	$592,907	$581,719
31-60 days	6,429	6,290
61-90 days	4,372	5,084
Over 91 days (1)	17,312	16,336
Total	$621,020	$609,429

(1)Includes $7.0 million related to VOI notes receivable that, as of both March 31, 2022 and December 31, 2021 had defaulted, but the related VOI note receivable balance had not yet been charged off in accordance with the provisions of certain receivable-backed notes payable transactions. These VOI notes receivable have been reflected in the allowance for loan losses.

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

In these securitizations, the Company generally retains a portion of the securities and continues to service the securitized notes receivable. Under these arrangements, the cash payments received from obligors on the receivables sold are generally applied monthly to pay fees to service providers, make interest and principal payments to investors, and fund required reserves, if any, with the remaining balance of such cash retained by the Company; however, to the extent the portfolio of receivables fails to satisfy specified performance criteria (as may occur due to, among other things, an increase in default rates or credit loss severity) or other trigger events occur, the funds received from obligors are required to be distributed on an accelerated basis to investors. Depending on the circumstances and the transaction, the application of the accelerated payment formula may be permanent or temporary until the trigger event is cured. As of March 31, 2022 and December 31, 2021, Bluegreen was in compliance with all terms under its securitization transactions, and no trigger events had occurred.

In accordance with applicable accounting guidance for the consolidation of VIEs, the Company analyzes its variable interests, which may consist of loans, servicing rights, guarantees, and equity investments, to determine if an entity in which it has a variable interest is a VIE. The analysis includes a review of both quantitative and qualitative factors. The Company bases its quantitative analysis on the forecasted cash flows of the entity and it bases its qualitative analysis on the structure of the entity, including its decision-making ability and authority with respect to the entity, and relevant financial agreements. The Company also uses its qualitative analysis to determine if it must consolidate a VIE as the primary beneficiary. In accordance with applicable accounting guidance, the Company has determined these securitization entities to be VIEs of which it is the primary beneficiary and, therefore, the Company consolidates the entities into its financial statements.

Under the terms of certain of VOI notes receivable sales, the Company has the right to repurchase or substitute a limited amount of defaulted notes for new notes at the outstanding principal balance plus accrued interest. Voluntary repurchases and substitutions of defaulted notes for the three months ended March 31, 2022 and 2021 were $2.0 million and $3.8 million, respectively. The Company’s maximum exposure to loss relating to its non-recourse securitization entities is the difference between the outstanding VOI notes receivable and the notes payable, plus cash reserves and any additional residual interest in future cash flows from collateral.

The assets and liabilities of the Company’s consolidated VIEs are as follows (in thousands):

	As of
	March 31,	December 31,
	2022	2021

Restricted cash	$16,238	$15,956
Securitized notes receivable, net	241,460	248,873
Receivable backed notes payable - non-recourse	323,043	340,154

The restricted cash and the securitized notes receivable balances disclosed in the table above are restricted to satisfy obligations of the VIEs.

6. VOI Inventory

The Company’s VOI inventory consists of the following (in thousands):

	As of
	March 31,	December 31,
	2022	2021

Completed VOI units	$251,555	$255,223
Construction-in-progress	11,335	10,313
Real estate held for future development	63,817	69,069
Total	$326,707	$334,605

Construction-in-progress consists primarily of additional VOI units being developed at The Cliffs at Long Creek and The Bluegreen Wilderness Club at Big Cedar in Ridgedale, Missouri.

7. Debt

Lines-of-Credit and Notes Payable

Financial data related to our lines of credit and notes payable (other than receivable-backed notes payable, which are discussed below) as of March 31, 2022 and December 31, 2021, were as follows (dollars in thousands):

	As of
	March 31, 2022			December 31, 2021
	Balance	Interest Rate	Carrying Amount of Pledged Assets	Balance	Interest Rate	Carrying Amount of Pledged Assets

Fifth Third Syndicated LOC	$40,000	2.11%	$57,383	$10,000	2.25%	$21,243
Fifth Third Syndicated Term Loan	100,000	1.99%	143,457	88,125	2.25%	187,207
Unamortized debt issuance costs	(2,213)	—	—	(1,000)		—
Total	$137,787		$200,840	$97,125		$208,450

Fifth Third Syndicated Line-of-Credit and Fifth Third Syndicated Term Loan. Bluegreen has a corporate credit facility which at December 31, 2021 included a $100.0 million term loan (the “Fifth Third Syndicated Loan”) with quarterly amortization requirements and a $125.0 million revolving line of credit (the “Fifth Third Syndicated Line-of-Credit”). In February 2022, Bluegreen amended and increased the facility to $300.0 million. The amended facility includes a $100.0 million term loan with quarterly amortization requirements and a $200.0 million revolving line of credit. Accordingly, the amendment and restatement increased the revolving line of credit by $75.0 million. Borrowings generally bear interest at a rate of term SOFR plus 1.75-2.50% and a 0.05%-0.10% credit spread adjustment, depending on Bluegreen’s leverage ratio (as compared to LIBOR plus 2.00%-2.50% with a 0.25% LIBOR floor under the terms of the facility prior to the amendment and restatement). The amendment also extended the maturity date from October 2024 to February 2027. Fifth Third Bank acts as administrative agent, lead arranger, and participating lender. In addition, certain other banks participate as lenders. Borrowings are collateralized by certain VOI inventory, sales center buildings, management fees, short-term receivables and cash flows from residual interests relating to certain term securitizations.

Receivable-Backed Notes Payable

Financial data related to our receivable-backed notes payable facilities as of March 31, 2022 and December 31, 2021 were as follows (dollars in thousands):

	As of
	March 31, 2022			December 31, 2021
	Debt Balance	Interest Rate	Principal Balance of Pledged/ Secured Receivables	Debt Balance	Interest Rate	Principal Balance of Pledged/ Secured Receivables

Receivable-backed notes payable - recourse:
Liberty Bank Facility	$5,000	3.00%	$7,582	$5,000	3.00%	$7,198
NBA Receivables Facility	10,000	3.00%	16,336	10,000	3.00%	15,396
Pacific Western Facility	7,500	3.21%	11,886	7,500	3.00%	11,265
Total	22,500		35,804	22,500		33,859

Receivable-backed notes payable - non-recourse:
Liberty Bank Facility (1)	$15,233	3.00%	$23,098	$17,965	3.00%	$25,864
NBA Receivables Facility (2)	14,891	3.00%	24,327	18,910	3.00%	29,114
Pacific Western Facility (3)	13,967	3.21%	22,135	16,906	—	25,394
KeyBank/DZ Purchase Facility	55,067	2.53%	68,665	42,994	—	53,623
Quorum Purchase Facility	17,866	4.95 - 5.10%	20,765	19,425	4.95-5.10%	22,690
2013 Term Securitization	4,903	3.20%	5,820	6,023	3.20%	6,965
2015 Term Securitization	12,588	3.02%	13,370	14,163	3.02%	15,009
2016 Term Securitization	22,331	3.35%	24,528	24,727	3.35%	27,166
2017 Term Securitization	34,429	3.12%	38,814	37,430	3.12%	42,452
2018 Term Securitization	50,386	4.02%	56,926	53,919	4.02%	61,269
2020 Term Securitization	85,274	2.60%	97,404	91,922	2.60%	105,023
Unamortized debt issuance costs	(3,892)	---	—	(4,230)	---	—
Total	323,043		395,852	340,154		414,569
Total receivable-backed debt	$345,543		$431,656	$362,654		$448,428

(1)Recourse on the Liberty Bank Facility is generally limited to $5.0 million, subject to certain exceptions. See the 2021 Company’s Annual Report on form 10-K for additional information.

(2)Recourse on the NBA Receivables Facility is generally limited to $10.0 million subject to certain exceptions.

(3)Recourse on the Pacific Western Facility is generally limited to $7.5 million, subject to certain exceptions.

There were no new debt issuances or significant changes related to the above listed facilities during the three months ended March 31, 2022. See Note 10 to the Company’s Consolidated Financial Statements included in its 2021 Annual Report on Form 10-K for additional information regarding the receivable-backed notes payable facilities listed above.

Junior Subordinated Debentures

Financial data relating to the Company’s junior subordinated debentures as of March 31, 2022 and December 31, 2021 was as follows (dollars in thousands):

	March 31, 2022		December 31, 2021
		Effective		Effective
	Carrying	Interest	Carrying	Interest	Maturity
	Amounts	Rates (1)	Amounts	Rates (1)	Years (2)
Woodbridge - Levitt Capital Trusts I - IV	$66,302	4.10 - 4.85%	$66,302	3.93 - 4.07%	2035 - 2036
Bluegreen Statutory Trusts I - VI	104,595	5.10 - 5.90%	104,595	4.93 - 5.12%	2035 - 2037
Unamortized debt issuance costs	(968)		(985)
Unamortized purchase discount	(34,732)		(34,972)
Total junior subordinated debentures	$135,197		$134,940

(1)The Company’s junior subordinated debentures bear interest at three-month LIBOR (subject to quarterly adjustment) plus a spread ranging from 4.10% to 5.90%.

(2)As of March 31, 2022 and December 31, 2021, all of the junior subordinated debentures were eligible for redemption by the Company.

Availability

As of March 31, 2022, the Company was in compliance with all financial debt covenants under its debt instruments. As of March 31, 2022, the Company had availability of approximately $310.2 million under our receivable-backed purchase and credit facilities, inventory lines of credit and corporate credit facility, subject to eligible collateral and the terms of the facilities, as applicable.

Note Payable to BBX Capital

On September 30, 2020, the Company spun-off its subsidiary, BBX Capital, Inc. (“BBX Capital”). As a result of the spin-off, BBX Capital became a separate publicly traded company. In connection with the spin-off, the Company issued a $75.0 million note payable to BBX Capital that accrues interest at a rate of 6% per annum and requires payments of interest on a quarterly basis. See Note 13 Related Party Transactions for further information.

8. Fair Value of Financial Instruments

ASC 820 Fair Value Measurement (Topic 820) defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The inputs used to measure fair value are classified into the following hierarchy:

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

The carrying amounts of financial instruments included in the unaudited consolidated financial statements and their estimated fair values were as follows (in thousands):

	As of March 31, 2022		As of December 31, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash and cash equivalents	$179,274	$179,274	$140,225	$140,225
Restricted cash	46,430	46,430	42,854	42,854
Notes receivable, net	453,617	596,362	446,322	607,881
Note payable to BBX Capital, Inc.	50,000	49,230	50,000	50,340
Lines-of-credit, notes payable, and
receivable-backed notes payable	483,330	475,300	459,779	463,300
Junior subordinated debentures	135,197	113,500	134,940	133,500

Cash and cash equivalents. The amounts reported in the unaudited consolidated balance sheets for cash and cash equivalents approximate fair value due to their short maturity of 90 days or less.

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

9. Commitments and Contingencies

Litigation Matters

In the ordinary course of business, the Company and its subsidiaries are parties to lawsuits as plaintiff or defendant involving its operations and activities, including the purchase, sale, marketing, or financing of VOIs. Additionally, from time to time in the ordinary course of business, the Company is involved in disputes with existing and former employees, vendors, taxing jurisdictions, and other individuals and entities, and it also receives individual consumer complaints as well as complaints received through regulatory and consumer agencies, including Offices of State Attorneys General. The Company takes these matters seriously and attempts to resolve any such issues as they arise. The Company may also become subject to litigation related to the COVID-19 pandemic, including with respect to any actions taken as a result thereof.

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

Litigation

The following is a description of material legal proceedings pending against the Company or its subsidiaries:

On June 28, 2018, Melissa S. Landon, Edward P. Landon, Shane Auxier and Mu Hpare, individually and on behalf of all others similarly situated, filed a purported class action lawsuit against Bluegreen and BVU asserting claims for alleged violations of the Wisconsin Timeshare Act, Wisconsin law prohibiting illegal referral selling, and Wisconsin law prohibiting illegal attorney’s fee provisions. Plaintiffs seek certification of a class consisting of all persons who, in Wisconsin, purchased from Bluegreen one or more VOIs within six years prior to the filing of this lawsuit. Plaintiffs seek statutory damages, attorneys’ fees and injunctive relief. Bluegreen moved to dismiss the case, and on November 27, 2019, the Court issued a ruling granting the motion in part. Plaintiffs moved for class certification, and on November 5, 2021, the Court entered an order denying Plaintiff’s Motion. Bluegreen believes the remainder of the lawsuit, which is proceeding on behalf of the named Plaintiffs only, is without merit and intends to vigorously defend the action.

On January 7, 2019, Shehan Wijesinha filed a purported class action lawsuit alleging violations of the Telephone Consumer Protection Act (the “TCPA”). It is alleged that BVU called plaintiff’s cell phone for telemarketing purposes using an automated dialing system, and that plaintiff did not give BVU his express written consent to do so. Plaintiff seeks certification of a class comprised of other persons in the United States who received similar calls from or on behalf of BVU without the person’s consent. Plaintiff seeks monetary damages, attorneys’ fees and injunctive relief. Bluegreen believes the lawsuit is without merit and intends to vigorously defend the action. On July 15, 2019, the court entered an order staying this case pending a ruling from the Federal Communications Commission clarifying the definition of an automatic telephone dialing system under the TCPA and the decision of the Eleventh Circuit in a separate action brought against a VOI company by a plaintiff alleging violations of the TCPA. On January 7, 2020, the Eleventh Circuit issued a ruling consistent with BVU’s position, and on June 26, 2020, the FCC also issued a favorable ruling. The case was stayed pending the United States Supreme Court’s decision in Facebook, Inc. v. Duguid. On April 1, 2021, the Supreme Court issued a decision a on the Facebook case which was favorable to Bluegreen’s position that an automatic telephone dialing system was not used in this case. Bluegreen believes the ruling disposes of the plaintiff’s claim and has filed a Notice of Supplemental Authority advising the court of the ruling.

On July 18, 2019, Eddie Boyd, and Connie Boyd, Shaundre and Kimberly Laskey, and others similarly situated filed an action alleging that BVU and co-defendants violated the Missouri Merchandise Practices Act for allegedly making false statements and misrepresentations with respect to the sale of VOIs. Plaintiffs further have filed a purported class action allegation that BVU’s charging of an administrative processing fee constitutes the unauthorized practice of law, and have also asserted that Bluegreen and its outside counsel engaged in abuse of process by filing a lawsuit against plaintiffs’ counsel (The Montgomery Law Firm). Plaintiffs seek monetary damages, attorneys’ fees and injunctive relief. On August 31, 2020, the court certified a class regarding the unauthorized practice of law claim and dismissed the claims regarding abuse of process. On January 11, 2021, the Court issued an order that the class members are not entitled to rescission of their contracts because they failed to plead fraud in the inducement. Discovery is ongoing. Bluegreen believes the lawsuit is without merit and is vigorously defending the action.

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

On August 30, 2020, over 100 VOI owners at The Manhattan Club (“TMC”) sued BVU and certain unaffiliated entities (the “Non-Bluegreen Defendants”). The complaint included claims arising out of alleged misrepresentations made during the sale of VOIs at TMC and certain post-sale operational practices, including allegedly charging owners excessive annual maintenance fees and implementing reservation policies that restrict the ability of VOI owners to use their points to access the resort while allowing the general public to make reservations. The plaintiffs assert in the complaint that Bluegreen acquired operational control of TMC from the Non-Bluegreen Defendants in 2018 and assumed joint liability for any prior wrongdoing by them. Bluegreen believes this assertion to be erroneous and that the claims against BVU are without merit. On September 27, 2021, the court granted Bluegreen’s motion to dismiss without prejudice and the Court declined to exercise supplemental jurisdiction over the remaining state law claims. Plaintiffs have amended their complaint. BVU filed a motion to dismiss the amended complaint on December 29, 2021 and continues to vigorously defend the action.

On April 2, 2021, New York Urban initiated new arbitration proceedings against BVU, alleging it is owed over $70 million for periodic inventory closings that have not occurred since the Purchase and Sale Agreement was terminated or that will not occur because of the termination. New York Urban also seeks over $50 million because, due to the Purchase and Sale Agreement’s termination, the closing on the management contract will not occur. BVU believes this new claim is without merit and is pursuing declaratory relief and claims based on breach of the parties settlement agreement. Both New York Urban’s claims and BVU’s claims for declaratory relief and breach of the settlement agreement are being heard by an arbitration panel, and BVU is vigorously defending against New York Urban’s claims. Discovery is ongoing.

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

Commencing in 2015, it came to Bluegreen’s attention that its collection efforts with respect to its VOI notes receivable were being impacted by a then emerging, industry-wide trend involving the receipt of  “cease and desist”

letters from exit firms and attorneys purporting to represent certain VOI owners. Following receipt of these letters, Bluegreen is unable to contact the owners unless allowed by law. Bluegreen believes these exit firms have encouraged such owners to become delinquent and ultimately default on their obligations and that such actions and its inability to contact the owners have been a material factor in the increase in its annual default rates. Bluegreen’s average annual default rates have increased from 6.9% in 2015 to 8.2% in the first quarter of 2022. Bluegreen also estimates that approximately 6.1% of the total delinquencies on its VOI notes receivable as of March 31, 2022 related to VOI notes receivable subject to this issue. Bluegreen has in a number of cases pursued, and Bluegreen may in the future pursue, legal action against the VOI owners, and as described below, against the exit firms.

On November 13, 2019, Bluegreen filed a lawsuit against timeshare exit firm The Montgomery Law Firm and certain of its affiliates. In the complaint, Bluegreen alleged that through various forms of deceptive advertising, as well as inappropriate direct contact with VOI owners, such firm and its affiliates made false statements about Bluegreen and provided misleading information to the VOI owners and encouraged nonpayment by consumers. Bluegreen believes the consumers are paying fees to the firm and its affiliates in exchange for illusory services. Bluegreen has asserted claims under the Lanham Act, as well as tortious interference with contractual relations, civil conspiracy to commit tortious interference and other claims. Defendants’ motion to dismiss was denied. In January 2022, Bluegreen entered into a settlement with several of the defendants, which includes an immaterial monetary payment and a stipulated injunction. Bluegreen continues to pursue its claims against the remaining defendants.

On November 13, 2020, Bluegreen filed a lawsuit against timeshare exit firm, Carlsbad Law Group, LLP, and certain of its associated law firms and affiliates. On December 30, 2020, Bluegreen filed a lawsuit against timeshare exit firm, The Molfetta Law Firm, and certain of its associated law firms, affiliates, and cohorts, including Timeshare Termination (“TTT”). In both of these actions, Bluegreen makes substantially the same claims against the timeshare exit firms and its associated law firms and affiliates as those made in its action against The Montgomery Law Firm described above. In June 2021, counsel for TTT moved to withdraw, citing TTT’s insolvency. On October 1, 2021, the principals of TTT filed for Chapter 11 Bankruptcy Protection. Bluegreen is pursuing its damages as a claim in those proceedings. Discovery is ongoing with respect to the non-bankrupt defendants in the Molfetta matter and in the Carlsbad matter.

Other Commitments, Contingencies and Guarantees

The Company, indirectly through Bluegreen and BVU has an exclusive marketing agreement through 2024 with Bass Pro, a nationally-recognized retailer of fishing, marine, hunting, camping and sports gear, that provides the Company with the right to market and sell vacation packages at kiosks in each of Bass Pro’s retail locations and through other means. Pursuant to a settlement agreement Bluegreen entered into with Bass Pro and its affiliates during June 2019, Bluegreen paid Bass Pro $20.0 million and agreed to, among other things, make five annual payments to Bass Pro of $4.0 million in January of each year, commencing in 2020. Bluegreen made annual payments of $4.0 million to Bass Pro in January 2020, January 2021, and December 2021 (as payment of the amount owed in January 2022). As of March 31, 2022 and December 31, 2021, $7.5 million and $7.3 million, respectively, was included in accrued liabilities and other in the unaudited consolidated balance sheet, for the remaining payments required by the settlement agreement.

During the three months ended March 31, 2022 and March 31 2021, VOI sales to prospects and leads generated by the agreement with Bass Pro accounted for approximately 14% and 13%, respectively, of Bluegreen’s VOI sales volume. Subject to the terms and conditions of the settlement agreement, in lieu of the previous commission arrangement, Bluegreen agreed to pay Bass Pro a fixed annual fee of $70,000 for each Bass Pro and Cabela’s retail store that it is accessing (excluding sales at retail stores which are designated to provide tours to Bluegreen/Big Cedar Vacations, or “Bluegreen/Big Cedar feeder stores”), plus $32.00 per net vacation package sold (less cancellations or refunds within 45 days of sale). Bluegreen also agreed to contribute to the Wonders of Wildlife Foundation $5.00 per net package sold (less certain cancellations and refunds within 45 days of sale), subject to an annual minimum of $700,000. Bluegreen will generally be required to pay the fixed annual fee with respect to at least 59 Bass Pro retail stores and at least 60 Cabela’s retail stores. In December 2021, Bluegreen paid $8.3 million for the 2022 fixed fee, of which $6.3 million was unamortized as of March 31, 2022 and is included in the Company’s unaudited consolidated balance sheet. During the three months ended March 31, 2022 and 2021, Bluegreen expensed $2.1 million and $1.7 million, respectively, for this fixed fee, which is included in selling, general and administrative expenses in the Company’s unaudited consolidated statements of operations and comprehensive income. Notwithstanding the foregoing, the minimum number of Bass Pro and Cabela’s retail stores for purposes of the fixed annual fee may be reduced under certain circumstances set forth in the agreement, including as a result of a reduction of traffic in the stores in excess of 25% year-over-year. As of March 31, 2022, Bluegreen had sales and marketing operations at a total of 128 Bass Pro Shops and Cabela’s Stores.

In lieu of paying maintenance fees for unsold VOI inventory, Bluegreen may enter into subsidy agreements with certain HOAs.  During the three months ended March 31, 2022 and 2021, Bluegreen made subsidy payments related to such subsidies of $1.5 million and $1.6 million, respectively, which are included in cost of other fee-based services in the Company’s unaudited consolidated statements of operations and comprehensive income. As of March 31, 2022, Bluegreen had $4.9 million accrued for such subsidies, which is included in accrued liabilities and other in the unaudited consolidated balance sheet as of such date. As of December 31, 2021, Bluegreen had no accrued liabilities for such subsidies.

10. Equity

Share Repurchase Program

In August 2021, the Company’s board of directors approved a share repurchase program which authorized the repurchase of the Company’s Class A Common Stock and Class B Common Stock at an aggregate cost of up to $40.0 million. In March 2022, the Company’s board of directors approved a $50.0 million increase in the aggregate cost of the Company’s Class A Common Stock and Class B Common Stock that may be repurchased under the share repurchase program. The Company repurchased and retired approximately 152,000 shares of Class A Common Stock during the three months ended March 31, 2022 for an aggregate purchase price of $4.7 million. There were no repurchases during the three months ended March 31, 2021. The excess of cost over par value of the repurchased shares is recorded to additional paid in capital. As of March 31, 2022, $58.0 million remained available for the repurchase of shares under this share repurchase program. In April 2022, the Company repurchased and retired 450,000 of Class A Common Stock for $13.5 million in a private transaction.

Restricted Stock and Stock Option Plans

At the Company’s Annual Meeting of Shareholders held on July 21, 2021, the Company’s shareholders approved the Bluegreen Vacations Holding Corporation 2021 Incentive Plan (the “2021 Plan”), which allows for the issuance of up to 2,000,000 shares of the Company’s Class A Common Stock pursuant to restricted stock awards and options which may be granted under the 2021 Plan.  The 2021 Plan also permits the grant of performance-based cash awards. During the three months ended March 31, 2022, the board approved restricted stock grants of 208,035 shares to certain executive officers and employees under the 2021 Plan. There were no restricted stock or other equity award grants during the three months ended March 31, 2021. As of March 31, 2022, 1,331,495 shares of Class A Common Stock remained available for grant under the 2021 Plan.

Restricted Stock Activity

The Company accounts for compensation cost for unvested time-based service condition restricted stock awards based on the fair value of the award on the measurement date, which is generally the grant date. The cost is recognized on a straight-line basis over the requisite service period of the award, with forfeitures recognized as incurred. The table below sets forth information regarding the Company’s unvested restricted stock award activity for the three months ended March 31, 2022. There were no unvested restricted stock awards as of March 31, 2021.

	As of March 31,
	2022
		Per Share
		Weighted
	Unvested	Average
	Restricted	Grant Date
	Stock	Fair Value
Unvested balance outstanding, beginning of period	460,470	$20.72
Granted	208,035	29.80
Vested	-	-
Forfeited	-	-
Unvested balance outstanding, end of period	668,505	$23.55
Available for grant	1,331,495

The table below sets forth information regarding the restricted stock awards granted during the three months ended March 31, 2022. There were no restricted stock awards granted during the three months ended March 31, 2021.

			Per Share
		Number of	Weighted Average	Requisite
Plan Name	Grant Date	Awards Granted	Grant Date Fair Value	Service Period	Vesting Date
2021 Incentive Plan	1/19/2022	208,035	$ 29.80	4 years	(1)

(1)154,679 of the shares granted are scheduled to vest ratably in annual installments over 4 years and 53,356 of the shares granted are scheduled to cliff vest in January 2026, in each case subject to the terms and conditions of the 2021 Plan and the appliable award agreement.

The aggregate grant date fair value of the awards granted in January 2022 was $6.2 million. As of March 31, 2022, there was $14.0 million of unrecognized share-based compensation with a remaining weighted average period of 5 years.

The Company recognized restricted stock compensation expense included in selling general and administrative expenses in the Company’s unaudited consolidated statements of operations and comprehensive income related to its restricted stock awards of $0.7 million during the three months ended March 31, 2022, with no such expense during the three months ended March 31, 2021. There were no tax benefits recognized on restricted stock compensation expense for the awards granted in January 2022.

11. Income Taxes

The Company and its subsidiaries file a consolidated U.S. federal income tax return and income tax returns in various state and foreign jurisdictions. With certain exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2017.

The Company’s effective income tax rate was approximately 28% and 29% during the three months ended March 31, 2022 and 2021, respectively. Effective income tax rates for interim periods are based upon the Company’s then current estimated annual rate. The effective income tax rate varies based upon the estimate of taxable earnings as well as on the mix of taxable earnings in the various states in which the Company and its subsidiaries operate. As such, the Company’s effective tax rates for the 2022 and 2021 periods reflect an estimate of its annual taxable earnings, state taxes, non-deductible items and changes in valuation allowance on deferred tax assets for each respective year.

Certain of the Company’s state filings are under routine examination. While there is no assurance as to the results of these audits, the Company does not currently anticipate any material adjustments in connection with these examinations.

As of March 31, 2022, the Company did not have any significant amounts accrued for interest and penalties or recorded for uncertain tax positions.

12. Earnings Per Share

The following table presents the calculation of the Company’s basic and diluted earnings per share (“EPS”):

	For the Three Months Ended
	March 31,
(In thousands, except per share amounts)	2022	2021
Basic EPS:
Numerator:
Net income	$15,988	$2,974
Denominator:
Weighted average shares outstanding	20,778	19,318
Basic EPS	$0.77	$0.15

Diluted EPS
Numerator:
Net income	$15,988	$2,974
Denominator:
Basic - weighted average shares outstanding	20,778	19,318
Dilutive effect of restricted stock rewards	193	-
Diluted weighted average number of common share outstanding	20,971	19,318
Diluted EPS	$0.76	$0.15

During the three months ended March 31, 2022, 193,631 of weighted average shares of unvested restricted stock awards outstanding were included in the computation of diluted earnings per share as the shares were dilutive. There were no unvested restricted stock awards outstanding during the three months ended March 31, 2021.

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

On May 5, 2021, BVH acquired all of the approximately 7% of outstanding shares of Bluegreen’s common stock not previously owned by BVH through a statutory short-form merger under Florida law. In connection with the merger, Bluegreen’s shareholders (other than BVH) received 0.51 shares of the Company’s Class A Common Stock for each share of Bluegreen’s common stock that they held at the effective time of the merger (subject to rounding up of fractional shares). BVH issued approximately 2.66 million shares of its Class A Common Stock in connection with the merger. As a result of the completion of the merger, Bluegreen became a wholly owned subsidiary of BVH and its common stock is no longer publicly traded. Prior to the merger, BVH owned approximately 93% of Bluegreen

The Company paid or reimbursed BBX Capital $0.3 million and $0.1 million during the three months ended March 31, 2022 and 2021, respectively, for management advisory, risk management, administrative and other services. The

Company had $0.3 million in accrued expenses for the services described above as of March 31, 2022 and $0.1 million in accrued expenses for the services described above as of December 31, 2021.

During each of the three months ended March 31, 2022 and 2021, the Company paid Abdo Companies, Inc. $38,000 in exchange for certain management services. John E. Abdo, the Company’s Vice Chairman, is the principal shareholder and Chief Executive Officer of Abdo Companies, Inc.

In connection with its spin-off of BBX Capital during September 2020, the Company issued a $75.0 million note payable to BBX Capital. See Note 7 for a description of the terms of BVH’s note payable to BBX Capital. In connection with the spin-off, the Company also entered into a Transition Services Agreement, Tax Matters Agreement and Employee Matters Agreement with BBX Capital. The Transition Services Agreement generally sets out the respective rights, responsibilities and obligations of BVH and BBX Capital with respect to the support services provided to one another after the spin-off to ensure an orderly transition. The Transition Services Agreement establishes a baseline charge for certain categories or components of services to be provided, which is at cost unless the parties mutually agree to a different charge. The Transition Services Agreement will continue until terminated, in whole or with respect to any service provided thereunder by either party at any time upon thirty days prior written notice to the other party. During the three months ended March 31, 2022 and March 31, 2021, BBX Capital reimbursed the Company $0.1 million and $0.2 million, respectively, under the Transition Services agreement. No payments were made under the Tax Matters Agreement and Employee Matters Agreement during the three months ended March 31, 2022 or 2021.

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

The Company reports its results through two reportable segments: (i) sales of VOIs and financing; and (ii) resort operations and club management.

The sales of VOIs and financing segment includes the Company’s marketing and sales activities related to the VOIs that are owned by the Company, VOIs they acquire under just-in-time and secondary market inventory arrangements, or sales of VOIs through fee-for-service arrangements with third-party developers, as well as consumer financing activities in connection with sales of VOIs owned by the Company, and title services operations.

The resort operations and club management segment include management services activities for the Vacation Club and for a majority of the HOAs of the resorts within the Vacation Club. The Company also provides reservation services, services to owners and billing and collections services to the Vacation Club and certain HOAs. Additionally, this segment includes revenue from the Traveler Plus program, food and beverage and other retail operations, rental services activities, and management of construction activities for certain of fee-based developer clients.

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

The table below sets forth the Company’s revenue for its reportable segments for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended
	March 31,
Revenues:	2022	2021
Sales of VOIs and financing	$149,591	$104,362
Resort operations and club management	28,125	26,623
Cost reimbursements (1)	18,064	16,608
Total segment revenues	195,780	147,593
Corporate and other	610	133
Eliminations	(1,261)	(1,311)
Total revenues	$195,129	$146,415

(1)Revenue and Cost reimbursements net to zero and are excluded from the computation of adjusted EBITDA below.

The table below sets forth the Company’s Adjusted EBITDA for its reportable segments reconciled to net income for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Adjusted EBITDA (1):
Sales of VOIs and financing	$35,733	$21,128
Resort operations and club management	20,551	18,233
Segment Adjusted EBITDA	56,284	39,361
General and administrative (2)	(25,300)	(25,467)
Depreciation and amortization	(1,832)	(1,601)
Other income (expense), net	548	(161)
Interest income (other than interest earned on VOI notes receivable)	62	133
Interest expense - corporate	(4,364)	(5,572)
Provision for income taxes	(6,190)	(1,189)
Net income	19,208	5,504
Less: Net income attributable to Non-controlling interests	(3,220)	(2,530)
Net income attributable to shareholders	$15,988	$2,974

(1)See Management’s Discussion and Analysis of Financial Condition and Results of Operations for information regarding Adjusted

EBITDA, including the definition of Adjusted EBITDA.

(2) Included in general and administrative expenses for the three months ended Mach 31, 2022 is $0.7 million of share-based compensation. There was no share-based compensation during the three months ended March 31, 2021.

15. Subsequent Events

On April 13, 2022, the Company’s board of directors declared a quarterly cash dividend of $0.15 per share on its Class A and Class B common stock, which totaled $3.0 million in the aggregate, to be paid on May 16, 2022. The record date for the dividend was May 2, 2022.

In April 2022 in connection with the 2022 Term Securitization, we repaid in full the 2013 Term Securitization Notes Payable.

In April 2022, Bluegreen completed a private offering and sale of $172.0 million of VOI receivable-backed notes (the “2022 Term Securitization”). The 2022 Term Securitization consisted of the issuance of three tranches of VOI receivable-backed notes (collectively, the “Notes”) as follows: $71.0 million of Class A Notes, $56.5 million of Class B Notes, and $44.5 million of Class C Notes. The interest rates on the Class A Notes, Class B Notes and Class C

Notes are 4.12%, 4.61% and 5.35%, respectively, which blends to an overall weighted average note interest rate of approximately 4.60%. The gross advance rate for this transaction was 88.3%. The Notes mature in September 2037.

The amount of the VOI receivables sold or to be sold to BXG Receivables Note Trust 2022-A (the “Trust”) in the transaction is $194.7 million, $185.0 million of which was sold to the Trust at closing and $9.7 million of which is expected to be sold to the Trust by August 2022. The gross proceeds of such sales to the Trust are anticipated to be $171.9 million. A portion of the proceeds received at the closing were used to: repay the Key Bank/DZ Purchase Facility $53.2 million, representing all amounts outstanding under the facility; repay the Liberty Bank facility $11.0 million; repay Pacific Western Bank Facility $16.1 million; capitalize a reserve fund; and pay fees and expenses associated with the transaction. Prior to the closing of the 2022-A Term Securitization, Bluegreen, as servicer, funded $4.9 million in connection with the servicer redemption of the notes related to the 2013 Term Securitization, as described above, and certain of the VOI notes in such trust were sold to the Trust in connection with the 2022 Term Securitization. The remainder of the gross proceeds from the 2022 Term Securitization are expected to be used for general corporate purposes.

Subject to performance of the collateral, Bluegreen will receive any excess cash flows generated by the receivables transferred under the 2022 Term Securitization (excess meaning after payments of customary fees, interest and principal under the 2022 Term Securitization) on a pro-rata basis as borrowers make payments on their VOI loans.

While ownership of the VOI receivables included in the 2022 Term Securitization is transferred and sold for legal purposes, the transfer of these receivables is accounted for as a secured borrowing for financial accounting purposes. Accordingly, no gain or loss was recognized as a result of this transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, including the Company’s audited consolidated financial statements and related notes contained therein.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include all statements that do not relate strictly to historical or current facts and can be identified by the use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans,” “believes,” “projects,” “predicts,” “seeks,” “will,” “should,” “would,” “may,” “could,” “outlook,” “potential,” and similar expressions or words and phrases of similar import. Forward-looking statements include, among others, statements relating to the Company’s future financial performance, business prospects and strategy, anticipated financial position, liquidity and capital needs, including conditions surrounding, and the impact of, the Coronavirus Disease of 2019 (“COVID-19”) pandemic, and other matters. These statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. Actual results may differ materially from those expressed in, or implied by, the forward-looking statements as a result of various factors, including, among others, the following:

•BVH has limited sources of cash and is dependent upon dividends from Bluegreen to fund its costs of operations;

•risks associated with the Company’s indebtedness, including that the Company will be required to utilize cash flow to service its indebtedness, that indebtedness may make the Company more vulnerable to economic downturns, and that indebtedness may subject the Company to covenants and restrictions on its operations and activities and the payment of dividends;

•risks associated with the adverse impact of economic conditions, including the impact of the COVID-19 pandemic on the Company’s operations and results, the price and liquidity of the Company’s Class A Common Stock and Class B Common Stock, and the Company’s ability to obtain additional capital, including the risk that if the Company needs or otherwise believes it is advisable to issue debt or equity securities or to incur indebtedness in order to fund the Company’s operations or investments, it may not be able to issue any such securities or obtain such indebtedness on favorable terms, or at all, and any issuance could result in the dilution of the interest of the Company’s shareholders;

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

•risks related to potential business expansion or other strategic opportunities, including that they may involve significant costs and the incurrence of significant indebtedness and may not be successful and that the

Company’s efforts and expenses including those aimed at enhancing the experience of Bluegreen Vacation Club Members, may be greater than anticipated and may not result in the benefits anticipated;

•risks relating to public health issues, including in particular the COVID-19 pandemic and the effects of the pandemic, including that while conditions have improved, Bluegreen’s business was adversely impacted by the pandemic and any resurgence may have similar or worse effects, and the pandemic may continue to have adverse effects, including due to changes in consumer behavior and preferences, and potential future increases in default and delinquency rates;

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

•risks associated with adverse trends or disruptions in economic conditions generally or in the vacation ownership, vacation rental and travel industries, the Company’s ability to compete effectively in the highly competitive vacation ownership industry and against hotel and other hospitality and lodging alternatives and decreased demand from prospective purchasers of vacation ownership interests (“VOIs”);

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

•risks that natural disasters, including hurricanes, earthquakes, fires, floods and windstorms, and other acts of God and conditions beyond the control of the Company may adversely impact the Company’s financial condition and operating results, including due to any damage to physical assets or interruption of access to physical assets or operations resulting therefrom, and the frequency or severity of natural disasters may increase due to climate change or other factors;

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

•the Company may not pay dividends in the future when or in the amount expected, or at all;

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

Reference is also made to the other risks and uncertainties described in the reports filed with the SEC by the Company, including, without limitation, those discussed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The foregoing factors are not exclusive.

Non-GAAP Financial Measures

This Quarterly Report on Form 10-Q includes discussions of terms that are not recognized terms under GAAP, and financial measures that are not calculated in accordance with GAAP, including system-wide sales of VOIs, guest tours, sale to tour conversion ratio, average sales volume per guest, EBITDA, Segment Adjusted EBITDA, and Adjusted EBITDA Attributable to Shareholders. For a discussion of EBITDA, Adjusted EBITDA, and EBTIDA Attributable to Shareholders, see “Key Business and Financial Metrics Used by Management” below. In addition, see “Reportable Segments Results of Operations” below for a reconciliation of Adjusted EBITDA to net income and system-wide sales of VOIs to gross sales of VOIs. See also “Key Business and Financial Metrics used by Management in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s Annual Report on Form10-K for the year ended December 31, 2021.

Critical Accounting Policies and Estimates

For a discussion of critical accounting policies, see “Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

New Accounting Pronouncements

See Note 2 to the Company’s unaudited consolidated financial statements included in Item 1 of this report for a discussion of new accounting pronouncements applicable to the Company.

Company Overview

The Company is a leading vacation ownership company that markets and sells VOIs and manages resorts in popular leisure and urban destinations.

As of March 31, 2022, the Company had total consolidated assets of approximately $1.3 billion and shareholders’ equity of approximately $255.5 million.

Summary of Consolidated Results of Operations

Consolidated Results

The following summarizes key financial highlights for the three months ended March 31, 2022 compared to the three months ended March 31, 2021:

•Total consolidated revenues of $195.1 million, a 33% increase compared to the three months ended March 31, 2021.

•Income before income taxes from continuing operations of $19.2 million compared to income of $5.5 million during the three months ended March 31, 2021.

•Net income attributable to shareholders of $16.0 million compared to net income of $3.0 million during the three months ended March 31, 2021.

•Diluted earnings per share from continuing operations of $0.76 compared to diluted earnings per share of $0.15 during the three months ended March 31, 2021.

The comparison the Company’s consolidated results from continuing operations for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 were significantly impacted by the timing of, and the Company’s response to the COVID-19 pandemic. Specifically, the Company experienced:

•An increase in revenues attributable to improved conditions and performance in the 2022 period.

•A decrease in the provision for loan losses as a percentage of sales during the 2022 period as a result of lower than estimated first quarter 2022 defaults and relatively higher prepayments on the existing portfolio.

•An increase in selling, general and administrative expenses primarily attributable to improved industry and economic conditions in the 2022 period noted above, as well as continued expansion of our sales and marketing operations.

Segment Results

The Company reports the results of its business activities through the following reportable segments: Sales of VOIs and Financing; and Resort Operations and Club Management.

Information regarding income before income taxes by reportable segment is set forth in the table below:

	For the Three Months Ended March 31,
	2022	2021
(in thousands)
Sales of VOIs and financing	$34,084	$19,723
Resort operations and club management	20,368	18,037
Bluegreen corporate and other	(27,104)	(28,545)
BVH corporate	(1,950)	(2,522)
Income before income taxes from continuing operations	25,398	6,693
Provision for income taxes	(6,190)	(1,189)
Net income	19,208	5,504
Less: Net income attributable to noncontrolling interest	3,220	2,530
Net income attributable to shareholders	$15,988	$2,974

Executive Overview

Bluegreen is a leading vacation ownership company that markets and sells VOIs and manages resorts in popular leisure and urban destinations. Bluegreen’s resort network includes 45 Club Resorts (resorts in which owners in its Vacation Club have the right to use most of the units in connection with their VOI ownership) and 23 Club Associate Resorts (resorts in which owners in its Vacation Club have the right to use a limited number of units in connection with their VOI ownership). These Club Resorts and Club Associate Resorts are primarily located in high-volume, “drive-to” vacation locations, including Orlando, Las Vegas, the Smoky Mountains, Myrtle Beach, Charleston and New Orleans, among others. Through Bluegreen’s points-based system, the approximately 218,000 owners in Bluegreen’s Vacation Club have the flexibility to stay at units available at any of Bluegreen’s resorts and have access to over 11,300 other hotels and resorts through partnerships and exchange networks. Bluegreen’s sales and marketing platform is supported by marketing relationships with nationally-recognized consumer brands, such as Bass Pro and Choice Hotels. The Company believes these marketing relationships drive sales within its core demographic. In 2020, Bluegreen launched its Bluegreen Renewal Program, which is part of its company-wide effort to revitalize sales, grow revenue and increase efficiency.

Impact of the COVID-19 pandemic

The COVID-19 pandemic caused an unprecedented disruption in the U.S. and global economies and the industries in which the Company operates due to, among other things, government ordered “shelter in place” and “stay at home” orders and advisories, travel restrictions, and restrictions on business operations, including government guidance with respect to travel, public accommodations, social gatherings, and related matters. These disruptions and the reaction of the general public to the pandemic had a significant adverse impact on the Company's financial condition and operations throughout 2020, including, without limitation, due to the temporary closure beginning in March 2020 of all of Bluegreen’s VOI sales centers, its retail marketing operations at Bass Pro Shops and Cabela’s stores and outlet malls, and its Choice Hotels call transfer program, Bluegreen’s cancellation of existing owner reservations through May 15, 2020 and new prospect guest tours through June 30, 2020, and the temporary closure of certain of Bluegreen’s Club Resorts and Club Associate Resorts in accordance with government mandates and advisories. While adverse conditions continued during 2021, including due to the emergence of new variants such as the Delta and Omicron variants, Bluegreen’s business and results generally improved during 2021 and continued to improve in the first quarter of 2022.

Status of Current Operations

As of March 31, 2022, we were operating marketing kiosks at 128 Bass Pro Shops and Cabela’s stores, including 21 new Cabela’s locations and two new Bass Pro locations as compared to March 31, 2021; and all of our VOI sales centers and resorts were open, except for one resort and sales center in Surfside, Florida which was closed due to conditions unrelated to the pandemic.  Further, resort occupancy rates were approximately 77% at resorts with sales centers in the first quarter of 2022. While we sold only 42,000 vacation packages in the first quarter of 2022 compared to 49,000 in the first quarter of 2021, Bluegreen’s pipeline of vacation packages was 200,600 at March 31, 2022 compared to 132,100 at March 31, 2021, which we believe reflected the impact of the temporary cessation of marketing activities at the outset of the COVID-19 pandemic. We believe that the increase in sales of VOIs in the first quarter of 2022 reflected the improvement in general economic conditions despite continued COVID-19 cases, increasing interest rates and inflationary trends during the period. While we hope that conditions in the travel and leisure industry continue to improve, the continued future impact of economic conditions and the pandemic on the Company is uncertain. Various state and local government officials may in the future issue new or revised orders that are different than the ones under which we are currently operating, and actions of foreign government may exacerbate supply chain constraints and result in increased inflation. It is impossible to predict the duration and severity of the pandemic and the likely impact of the pandemic on the Company’s future revenues, net income and other operating results.

VOI Sales and Financing

Bluegreen’s primary business is the marketing and sale of deeded VOIs, developed either internally or by third parties. Customers who purchase these VOIs receive an allotment of points, which can be redeemed for stays at one of Bluegreen’s resorts or at 11,300 other hotels and resorts available through partnerships and exchange networks. Bluegreen’s goal is to employ a flexible model with a mix of sales of our owned, acquired or developed VOIs and sales of VOIs on behalf of third-party developers, as determined by management to be appropriate from time to time based on market and economic conditions, available cash, and other factors. Our relationships with third-party developers enables us to generate fees from the sale and marketing of their VOIs without incurring the significant upfront capital investment generally associated with resort acquisition or development. While sales of Bluegreen owned inventory typically result in a greater contribution to EBITDA and Adjusted EBITDA, fee-based sales typically do not require an initial investment or involve development financing risk. Both Bluegreen owned VOI sales and fee-based VOI sales result in recurring, incremental and long-term fee streams by adding owners to the Bluegreen Vacation Club and new resort management contracts. Fee-based sales of VOIs comprised 24% and 36% of Bluegreen’s system-wide sales of VOIs during the three months ended March 31, 2022 and 2021, respectively. Bluegreen intends to remain flexible with respect to its sales of the different categories of its VOI inventory in the future based on economic conditions, business initiatives and other considerations. In conjunction with sales of VOIs, the Company generates interest income by providing financing to qualified purchasers. Collateralized by the underlying VOIs, Bluegreen’s loans are generally structured as 10-year, fully-amortizing loans with a fixed interest rate ranging from approximately 12% to approximately 18% per annum. As of March 31, 2022, the weighted-average interest rate on Bluegreen’s VOI notes receivable was 15.3%. In addition, the Company earns fees for various other services, including title and escrow services in connection with the closing of VOI sales, and mortgage servicing.

Resort Operations and Club Management

Bluegreen enters into management agreements with the HOAs that maintain most of the resorts in Bluegreen’s Vacation Club and earns fees for providing management services to those HOAs and the approximately 218,000 Vacation Club owners. These resort management services include providing or overseeing front desk operations, housekeeping services, maintenance, and certain accounting and administration functions. Our management contracts generally yield recurring cash flows and do not have the traditional risks associated with hotel management contracts that are generally linked to daily rate or occupancy. Our management contracts are typically structured as “cost-plus,” with an initial term of three years and automatic one year renewals. In connection with the management services provided to the Bluegreen Vacation Club, we manage the reservation system and provide owner, billing and collection services.

Key Business and Financial Metrics Used by Management

Management uses several key business and financial metrics that are specific to or typically utilized in the vacation ownership industry. EBITDA, Adjusted EBITDA, Adjusted EBITDA Attributable to Shareholders are discussed below. For a discussion of the other metrics, see “Key Business and Financial Metrics Used by Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

EBITDA, Adjusted EBITDA, and Adjusted EBITDA Attributable to Shareholders

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

The Company considers EBITDA, Adjusted EBITDA, and Adjusted EBITDA Attributable to Shareholders to be indicators of operating performance, and they are used by the Company to measure its ability to service debt, fund capital expenditures and expand its business. EBITDA and Adjusted EBITDA are also used by companies, lenders, investors and others because they exclude certain items that can vary widely across different industries or among companies within the same industry. For example, interest expense can be dependent on a company’s capital structure, debt levels and credit ratings. Accordingly, the impact of interest expense on earnings can vary significantly among companies. The tax positions of companies can also vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the jurisdictions in which they operate. As a result, effective tax rates and provision for income taxes can vary considerably among companies. EBITDA, Adjusted EBITDA and Adjusted EBITDA Attributable to Shareholders also exclude depreciation and amortization because companies utilize productive assets of different ages and use different methods of both acquiring and depreciating productive assets. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies.

EBITDA, Adjusted EBITDA and Adjusted EBITDA Attributable to Shareholders are not recognized terms under GAAP and should not be considered as an alternative to net income or any other measure of financial performance or liquidity, including cash flow, derived in accordance with GAAP, or to any other method or analyzing results as reported under GAAP. The limitations of using EBITDA, Adjusted EBITDA or Adjusted EBITDA Attributable to Shareholders as an analytical tool include, without limitation, that EBITDA, Adjusted EBITDA and Adjusted EBITDA Attributable to Shareholders do not reflect (i) changes in, or cash requirements for, working capital needs; (ii) interest expense, or the cash requirements necessary to service interest or principal payments on indebtedness (other than as noted above); (iii) tax expense or the cash requirements to pay taxes; (iv) historical cash expenditures or future requirements for capital expenditures or contractual commitments; or (v) the effect on earnings or changes resulting from matters that the Company does not believe to be indicative of future operations or performance. Further, although depreciation and amortization are non-cash charges, the assets being depreciated and amortized often have to be replaced in the future, and EBITDA, Adjusted EBITDA and Adjusted EBITDA Attributable to Shareholders do not reflect any cash that may be required for such replacements. In addition, the Company’s definition of Adjusted EBITDA or Adjusted EBITDA Attributable to Shareholders may not be comparable to definitions of Adjusted EBITDA, Adjusted EBITDA Attributable to Shareholders or other similarly titled measures used by other companies.

Reportable Segments Results of Operations

Adjusted EBITDA Attributable to Shareholders for the three months ended March 31, 2022 and 2021:

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

	For the Three Months Ended March 31,
	2022	2021
(in thousands)
Adjusted EBITDA - sales of VOIs and financing	$35,733	$21,128
Adjusted EBITDA - resort operations
and club management	20,551	18,233
Total Segment Adjusted EBITDA	56,284	39,361
Less: Bluegreen's Corporate and other	(21,492)	(22,643)
Less: BVH Corporate and other	(468)	(759)
Adjusted EBITDA	34,324	15,959
Less: Adjusted EBITDA attributable to non-controlling interest	(3,269)	(3,239)
Total Adjusted EBITDA attributable to shareholders	$31,055	$12,720

	For the Three Months Ended March 31,
	2022	2021
(in thousands)
Net income attributable to shareholders	$15,988	$2,974
Net income attributable to the non-controlling interest in Bluegreen/Big Cedar Vacations	3,220	2,530
Net Income	19,208	5,504
Add: Depreciation and amortization	3,922	3,851
Less: Interest income (other than interest earned on
VOI notes receivable)	(62)	(133)
Add: Interest expense - corporate and other	4,364	5,572
Add: Provision for income taxes	6,190	1,189
EBITDA	33,622	15,983
Add: Share-based compensation expense(1)	746	—
Gain on assets held for sale	(44)	(24)
Adjusted EBITDA	34,324	15,959
Adjusted EBITDA attributable to the non-controlling
interest	(3,269)	(3,239)
Adjusted EBITDA attributable to shareholders	$31,055	$12,720

(1)Share-based compensation expense for the three months ended March 31, 2022 consisted of $0.7 million related to restricted stock awards granted in June 2021 and January 2022.

The following table reconciles system-wide sales of VOIs to gross sales of VOIs, the most comparable GAAP financial measure.

	For the Three Months Ended March 31,
(in thousands)	2022	2021
Gross sales of VOIs	$115,607	$68,250
Add: Fee-Based sales	35,937	38,797
System-wide sales of VOIs	$151,544	$107,047

For the three months ended March 31, 2022 compared to the three months ended March 31, 2021

Sales of VOIs and Financing

	For the Three Months Ended March 31,
	2022		2021
	Amount	% of System- wide sales of VOIs (5)	Amount	% of System- wide sales of VOIs (5)
(in thousands)
Bluegreen owned VOI sales(1)	$115,607	76	$68,250	64
Fee-Based VOI sales	35,937	24	38,797	36
System-wide sales of VOIs	151,544	100	107,047	100
Less: Fee-Based sales	(35,937)	(24)	(38,797)	(36)
Gross sales of VOIs	115,607	76	68,250	64
Provision for loan losses (2)	(16,579)	(14)	(12,319)	(18)
Sales of VOIs	99,028	65	55,931	52
Cost of VOIs sold (3)	(11,841)	(12)	(5,169)	(9)
Gross profit (3)	87,187	88	50,762	91
Fee-Based sales commission revenue (4)	24,084	67	25,718	66
Financing revenue, net of financing expense	18,741	12	15,122	14
Other expense	(152)	0	—	0
Other fee-based services, title operations and other, net	2,130	1	1,555	1
Net carrying cost of VOI inventory	(4,056)	(3)	(7,780)	(7)
Selling and marketing expenses	(83,889)	(55)	(58,001)	(54)
General and administrative expenses - sales and marketing	(9,961)	(7)	(7,653)	(7)
Operating profit - sales of VOIs and financing	34,084	22%	19,723	18%
Add: Depreciation and amortization	1,649		1,405
Adjusted EBITDA - sales of VOIs and financing	$35,733		$21,128

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

System-wide sales of VOIs. System-wide sales of VOIs were $151.5 million and $107.0 million during the three months ended March 31, 2022 and 2021, respectively. System-wide sales of VOIs are driven by the number of guests attending a timeshare sale presentation (a “guest tour”) and our ability to convert such guest tours into purchases of VOIs. The number of guest tours is driven by the number of existing owner guests Bluegreen has staying at a resort with a sales center and new guests who agree to attend a sales presentation. During the first quarter of 2022, we experienced an increase in stays at our resorts and the use of our vacation packages, which contributed to an increase in the number of guest tours by 40% compared to the first quarter of 2021. The COVID-19 pandemic impacted guest tours during the 2021 period, resulting in lower system-wide sales of VOIs. The ultimate extent and duration of the impact from the COVID-19 pandemic cannot be predicted at this time.

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

Sales of VOIs. Sales of VOIs were $99.0 million and $55.9 million during the three months ended March 31, 2022 and 2021, respectively. Sales of VOIs were impacted by the factors described in the discussion of system-wide sales of VOIs above, primarily the continued impact of the COVID-19 pandemic in 2021. Gross sales of VOIs were reduced by $16.6 million and $12.3 million during the three months ended March 31, 2022 and 2021, respectively, for the provision for loan losses. The provision for loan losses varies based on the amount of financed, non-fee based sales during the period and changes in estimates of future VOI notes receivable performance for existing and newly originated loans. The percentage of sales which were realized in cash within 30 days from sale was 45% during the both the three months ended March 31, 2022 and 2021. The provision for loan losses as a percentage of gross sales of VOIs was 14% and 18% during the three months ended March 31, 2022 and 2021, respectively. The decrease in the provision for loan loss as a percentage of sales during the 2022 period as compared to the 2021 period is due to lower than estimated first quarter 2022 defaults and higher than anticipated prepayments on the existing portfolio.

Bluegreen believes that the COVID-19 pandemic and general economic conditions including inflationary trends may have an impact on the collectibility of its VOI notes receivable. The provision for loan losses also continues to be impacted by defaults which Bluegreen believes are attributable to the receipt of letters from third parties and attorneys who purport to represent certain VOI owners and who have encouraged such owners to become delinquent and ultimately default on their obligations. See Note 9: Commitments and Contingencies to the Company’s unaudited consolidated financial statements included in Item 1 of this report for additional information regarding such letters and actions we have taken in connection with such letters. The impact of the COVID-19 pandemic, the continued impact of actions taken by timeshare exit firms and changing economic conditions are highly uncertain and there is no assurance that steps taken to mitigate the impact of these factors will be successful or they will not otherwise impact the collectability or our VOI notes receivable to a greater extent than estimated. As a result, actual defaults may differ from our estimates and the allowance for loan losses may not prove to be adequate.

The average annual default rates and delinquency rates (more than 30 days past due) on our VOI notes receivable were as follows:

	For the Twelve Months Ended March 31,
	2022	2021

Average annual default rates (1)	8.19%	9.64%

	As of March 31,
	2022	2021

Delinquency rates (1)	2.82%	3.09%

(1)The average annual default rates in the table above include VOIs which have been defaulted but had not yet charged off due to the provisions of certain of our receivable-backed notes payable transactions, as well as certain VOI loans over 127 days past due where we received cease and desist letters from attorneys and other third-party exit firms.  Accordingly, these are excluded for purposes of calculating the delinquency rates above.

The following table sets forth certain information for system-wide sales of VOIs for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended March 31,
	2022	2021	Change
(dollars in thousands)
Number of sales centers open at period-end	24	24	—%
Total number of VOI sales transactions	7,514	6,197	21%
Average sales price per transaction	$20,226	$17,303	17%
Number of total guest tours	48,861	34,821	40%
Sale-to-tour conversion ratio– total marketing guests	15.4%	17.8%	(240)	bp
Number of existing owner guest tours	24,841	18,332	36%
Sale-to-tour conversion ratio– existing owners	16.8%	20.6%	(380)	bp
Number of new guest tours	24,020	16,489	46%
Sale-to-tour conversion ratio– new marketing guests	13.9%	14.7%	(80)	bp
Percentage of sales to existing owners	57.0%	63.5%	(650)	bp
Average sales volume per guest	$3,110	$3,079	1%

Cost of VOIs Sold. During the three months ended March 31, 2022 and 2021, cost of VOIs sold was $11.8 million and $5.2 million, respectively, and represented 12% and 9%, respectively, of sales of VOIs. Cost of VOIs sold as a percentage of sales of VOIs varies between periods based on the relative costs of the specific VOIs sold in each period and the size of the point packages of the VOIs sold (due to offered volume discounts, including consideration of cumulative sales to existing owners). Additionally, the effect of changes in estimates under the relative sales value method, including estimates of sales, future defaults, upgrades and incremental revenue from the resale of repossessed VOI inventory, are accounted for as VOI inventory true-ups and retrospectively adjust the margin previously recognized subject to those estimates. During the three months ended March 31, 2022, approximately $2.7 million of cost of VOIs sold related to these true-ups. Cost of sales is typically favorably impacted in periods where a significant amount of Secondary Market VOI inventory is acquired or actual defaults and equity trades are higher than anticipated and the resulting change in estimate is recognized. Cost of VOIs sold as a percentage of sales of VOIs was higher for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 due to the relative mix of inventory being sold and lower secondary market purchases in the 2022 period.

Fee-Based Sales Commission Revenue. During the three months ended March 31, 2022 and 2021, Bluegreen sold $35.9 million and $38.8 million, respectively, of third-party VOI inventory under commission arrangements and earned sales and marketing commissions of $24.1 million and $25.7 million, respectively, in connection with those sales. The decrease in sales of third-party developer inventory on a commission basis during the 2022 period was due to Bluegreen’s increased focus on selling Bluegreen owned VOI sales. Bluegreen earned an average sales and marketing commission of 67% and 66% during the three months ended March 31, 2022 and 2021, respectively, which is net of a reserve for commission refunds in connection with early defaults and cancellations pursuant to the terms of certain of the fee-based service arrangements. Bluegreen typically recognizes a sales and marketing commission between 65% and 68% on sales of third-party VOI inventory.

Financing Revenue, Net of Financing Expense — Sales of VOIs. Interest income on VOIs notes receivable was $22.1 million and $19.1 million during the three months ended March 31, 2022 and 2021, respectively, which was partially offset by interest expense on receivable-backed debt of $3.4 million and $4.1 million, respectively. The increase in finance revenue, net of finance expense in the 2022 period as compared to the 2021 period is primarily due to higher VOI notes receivable balances as a result of higher sales of VOIs and lower outstanding receivable-backed debt balances and a lower weighted-average cost of borrowing attributable to the lower interest rate in the 2022 period. Revenues from mortgage servicing during both the three months ended March 31, 2022 and 2021 of $1.3 million are included in financing revenue, net of mortgage servicing expenses of $1.4 million and $1.2 million during the three months ended March 31, 2022 and 2021, respectively.

Other Fee-Based Services — Title Operations, net. During the three months ended March 31, 2022 and 2021, revenue from title operations was $3.1 million and $2.3 million, respectively, which was partially offset by expenses directly related to title operations of $1.0 million and $0.7 million, respectively. Resort title fee revenue varies based on VOI sales volumes as well as the title costs in the jurisdictions where the inventory being sold is located. The increase in the 2022 period is due to the increase in system-wide sales of VOIs during such period compared to the 2021 period, as described above.

Net Carrying Cost of VOI Inventory. The gross carrying cost of VOI inventory was $10.3 million and $10.9 million during the three months ended March 31, 2022 and 2021, respectively, which was partially offset by rental and sampler revenues of $6.2 million and $3.1 million, respectively. The decrease in net carrying costs of VOI inventory was primarily related to increased rentals of developer inventory and increased sampler stays due to the more significant impact of the COVID-19 pandemic on operations in the 2021 period, and to a lesser extent lower maintenance fees and developer subsidies associated with the decrease in VOI inventory. In certain circumstances, marketing costs are offset by using inventory for marketing guest stays.

Selling and Marketing Expenses. Selling and marketing expenses were $83.9 million and $58.0 million during the three months ended March 31, 2022 and 2021, respectively. The increase in selling and marketing expenses during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 is primarily attributable to the expansion of marketing operations into two Bass Pro stores and 21 additional Cabela’s stores since March 31, 2021 and the expansion of our sales operations in general. We utilize Bass Pro and Cabela’s stores to sell discounted vacation packages to customers for future travel which require the customers to attend a timeshare presentation. Further, we have invested in various local and national marketing programs in an effort to attract new customers. These program changes may not be successful or generate a sufficient number of prospects to offset the program costs incurred.

As a percentage of system-wide sales of VOIs, selling and marketing expenses were 55% and 54% during the three months ended March 31, 2022 and 2021, respectively. The increase in selling and marketing expenses as a percentage of system-wide sales of VOIs reflects a higher proportion of sales to new customers compared to the prior year.

The following table sets forth certain new customer marketing information, excluding sampler and other returning owner vacation packages, for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended March 31,
	2022	2021	% Change
Number of Bass Pro and Cabela's marketing locations at period-end	128	105	22
Number of vacation packages outstanding, beginning of the period (1)	187,244	121,915	54
Number of vacation packages sold	41,990	49,374	(15)
Number of vacation packages outstanding, end of the period (1)	200,627	132,142	52
% of Bass Pro vacation packages at period end	45%	54%	(17)
% of Cabela's vacation packages at period end	19%	18%	6
% of Choice Hotel vacation packages at period end	24%	20%	20
% of Other vacation packages at period end	12%	9%	33

(1)Excludes vacation packages sold to customers more than one year prior to the period presented and vacation packages sold to customers who had already toured but purchased an additional vacation package.

In addition to vacation packages sold to new prospects, we also sell vacation packages to customers who have already toured, some of whom purchased a VOI, and have indicated they would tour again. As of March 31, 2022, the pipeline of such packages was approximately 15,500. There is no assurance that such packages will convert to sales at historical or expected levels.

General and Administrative Expenses — Sales and Marketing Operations. General and administrative expenses, representing expenses directly attributable to sales and marketing operations, were $10.0 million and $7.7 million during the three months ended March 31, 2022 and 2021, respectively, reflecting the increased compensation costs due to expansion of our sales and marketing support operations. As a percentage of system-wide sales of VOIs, general and administrative expenses directly attributable to sales and marketing operations were 7% during both the three months ended March 31, 2022 and 2021.

Resort Operations and Club Management

	For the Three Months Ended March 31,
(dollars in thousands)	2022		2021
Resort operations and club management revenue	$46,189		$43,231
Resort operations and club management expense	(25,821)		(25,194)
Operating profit - resort operations and club management	20,368	44%	18,037	42%
Add: Depreciation and amortization	183		196
Adjusted EBITDA - resort operations and club management	$20,551		$18,233

Resort Operations and Club Management Revenue. Resort operations and club management revenue increased 7% during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. Cost reimbursement revenue, which consists of payroll and other operating expenses which we incur and passes through to the HOAs, increased 9% during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The increase in cost reimbursement revenue was primarily attributable to an increase in headcount due to the recovery from the COVID-19 pandemic. Excluding cost reimbursement revenue, resort operations and club management revenues increased 6% during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 primarily due to an increase in management fees commensurate with higher resort operating costs. Our resort network includes 68 Club and Club Associate Resorts as of both March 31, 2022 and 2021. We managed 49 resort properties as of both March 31, 2022 and 2021.

Resort Operations and Club Management Expense. During the three months ended March 31, 2022, resort operations and club management expense increased 2% compared to three months ended March 31, 2021. The increase was primarily due to increased compensation costs incurred during the first quarter of 2022 as a result of or in connection with the continued recovery from the impact of the COVID-19 pandemic described above and a competitive labor market.

Bluegreen Corporate and Other

	For the Three Months Ended March 31,
(dollars in thousands)	2022	2021
General and administrative expenses - corporate and other	$(24,801)	$(24,655)
Other income (expense), net	517	(214)
Gain on assets held for sale	(44)	(24)
Add: Depreciation and amortization	2,090	2,250
Add: Share-based compensation and other	746	—
Adjusted EBITDA - Corporate and other	$(21,492)	$(22,643)

General and Administrative Expenses — Corporate and Other. General and administrative expenses directly attributable to corporate overhead were $24.8 million and $24.7 million during the three months ended March 31, 2022 and 2021, respectively.

Other Income (Expense), net. Other income (expense), net was $0.5 million and ($0.2) million during the three months ended March 31, 2022 and 2021, respectively.

Interest Expense.  Interest expense unrelated to receivable-backed debt was $2.9 million and $3.8 million during the three months ended March 31, 2022 and 2021, respectively. The decrease in such interest expense during the three months ended March 31, 2022 was primarily due to lower outstanding debt balances and lower weighted-average cost of borrowing, as compared to the three months ended March 31, 2021. The weighted average cost of borrowing excluding receivable-backed debt as of March 31, 2022 was approximately 5.18% compared to approximately 6.47% as of March 31, 2021.

Net Income Attributable to Non-Controlling Interest. The Company includes in its consolidated financial statements the results of operations and financial condition of Bluegreen/Big Cedar Vacations, Bluegreen’s 51%-owned subsidiary. Net income attributable to non-controlling interest is the portion of Bluegreen/Big Cedar Vacations that is attributable to Big Cedar LLC, which holds the remaining 49% interest in Bluegreen/Big Cedar Vacations. Net income attributable to noncontrolling interests during the three months ended March 31, 2022 and 2021 was $3.2 million and $2.5 million, respectively. The increase in net income attributable to noncontrolling interests for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 reflects the continued recovery from the COVID-19 pandemic, as discussed above.

BVH Corporate and Other

BVH Corporate and other in the Company’s segment information primarily includes the following:

•BVH’s corporate general and administrative expenses;

•Interest expense associated with Woodbridge’s junior subordinated debentures and its outstanding note payable to BBX Capital; and

•Interest income on interest-bearing cash accounts.

Corporate General and Administrative Expenses

BVH’s corporate general and administrative expenses for the three months ended March 31, 2022 and 2021 were $0.5 million and $0.8 million, respectively, and consist primarily of costs associated with BVH being a publicly traded company (including, but not limited to, executive compensation, shareholder relations, and legal and auditing expenses).

Interest Expense

BVH’s interest expense for the three months ended March 31, 2022 and 2021 was $1.5 million and $1.8 million, respectively. Interest expense for the three months ended March 31, 2022 and 2021 includes $0.8 million and $1.1 million, respectively, of interest expense on the note payable to BBX Capital, issued in connection with the spin-off of BBX Capital in September 2020. The decrease in interest expense was primarily due to the repayment of $25.0 million of the note payable to BBX Capital in December 2021.

Provision for Income Taxes from continuing operations

The provision for income taxes was $6.2 million and $1.2 million for the three months ended March 31, 2022 and 2021, respectively. The Company’s effective income tax rate was approximately 28% and 29% for the three months ended March 31, 2022 and 2021, respectively.

Changes in Financial Condition

The following table summarizes the Company’s cash flows for the periods indicated (in thousands):

	For the Three Months Ended March 31,
	2022	2021

Net cash provided by operating activities	$29,492	$11,969
Net cash used in investing activities	(4,895)	(4,049)
Net cash provided by (used in) financing activities	18,028	(25,138)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$42,625	$(17,218)

Cash Flows from Operating Activities

The Company’s operating cash flow increased $17.5 million during the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily reflecting the following:

•increased operating profit in the 2022 period reflecting the stronger 2022 performance and continued recovery from the COVID-19 pandemic; and

•timing of the payment of certain 2022 expenses, including those to Bass Pro, made in December 2021;

•partially offset by an increase in our VOI notes receivable portfolio.

Cash Flows from Investing Activities

Cash used in investing activities was $4.9 million and $4.0 million during the three months ended March 31, 2022 and 2021, respectively, and consisted of spending on purchases of property and equipment.

Cash Flows from Financing Activities

Cash provided by financing activities increased by $43.1 million during the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to a $45.6 million decrease in net borrowings in the 2022 period. In addition, the Company repurchased $4.7 million of shares of its common stock in the 2022 period with no such repurchases in the 2021 period.

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

Liquidity and Capital Resources

The Company, excluding Bluegreen

As of March 31, 2022, the Company, excluding its subsidiaries, had cash, cash equivalents, and short-term investments of approximately $8.2 million. Its primary source of liquidity for the forseeable future is expected to be its available cash, cash equivalents, and short-term investments and distributions from Bluegreen.

In connection with the spin-off of BBX Capital in September 2020, BVH issued a $75.0 million note payable to BBX Capital that accrues interest at a rate of 6% per annum and requires payments of interest on a quarterly basis. Under the terms of the note, BVH has the option in its discretion to defer interest payments under the note, with interest on the entire outstanding balance thereafter to accrue at a cumulative, compounded rate of 8% per annum until such time as all accrued payments under the note are brought current, including deferred interest. In December 2021, BVH repaid $25.0 million on the note payable to BBX Capital, leaving a remaining balance as of March 31, 2022 of $50.0 million. All outstanding amounts under the note will become due and payable in September 2025 or earlier upon certain other events.

The Company’s wholly owned subsidiary, Woodbridge, had $65.3 million of junior subordinated debentures outstanding as of March 31, 2022. Woodbridge’s junior subordinated debentures accrue interest at a rate of 3-month LIBOR plus a spread ranging from 4.10% to 4.85%, mature between 2035 and 2036, and require interest payments on a quarterly basis.

The Company, at its parent company level, is a holding company with limited operations which currently expects to incur approximately $2.0 million annually in executive compensation expenses and public company costs and annual interest expense of approximately $6.0 million associated with Woodbridge’s junior subordinated debentures and the note payable to BBX Capital. These amounts are based on current expectations and assumptions, currently available information and, with respect to interest expense on Woodbridge’s junior subordinated debentures, interest rates as of March 31, 2022. Such assumptions and expectations may not prove to be accurate, interest rates may increase and, accordingly or otherwise, actual expenses may exceed the amounts expected. BVH will rely primarily on cash on hand and cash equivalents, as well as distributions, if any, that may be paid by Bluegreen in the future, to fund its operations and satisfy its debt service requirements and other liabilities, including its note payable to BBX Capital. BVH is dependent on the payment of distributions from Bluegreen to fund its operations and debt service requirements in future periods. There is no assurance that Bluegreen will pay distributions in the amounts required to fund BVH’s needs or at all.

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

In August 2021, the Company’s board of directors approved a share repurchase program which authorized the repurchase of the Company’s Class A Common Stock and Class B Common Stock at an aggregate cost of up to $40.0 million. In March 2022, the Company’s board of directors approved a $50.0 million increase in the aggregate cost of the Company’s Class A Common Stock and Class B Common Stock that may be repurchased under the program. The Company repurchased and retired 151,232 of Class A Common Stock during the three months ended March 31, 2022 for an aggregate purchase price of $4.7 million. As of March 31, 2022, $58.0 million remained available for the repurchase of shares under the Company’s share repurchase program. In April 2022, the Company repurchased and retired 450,000 of Class A Common stock for $13.5 million in a private transaction. No shares were repurchased during the three months ended March 31, 2021.

On April 13, 2022, the Company’s board of directors declared a quarterly cash dividend of $0.15 per share on its Class A and Class B common stock, which totaled $3.0 million in the aggregate, to be paid on May 16, 2022. The record date for the dividend was May 2, 2022. The Company also indicated that it intends to continue to declare regular quarterly cash dividends on its Class A and Class B common stock of $0.15 per share, subject to declaration by, and the discretion of, the Company’s board of directors and limitations in its credit facilities.

Bluegreen

Bluegreen believes that it has sufficient liquidity from the sources described below to fund its operations, including its anticipated working capital, capital expenditure, and debt service requirements for the foreseeable future, subject to the success of its operations and initiatives (including those taken in connection with or in response to the COVID-19 pandemic) and the ongoing availability of credit.

Bluegreen’s primary sources of funds from internal operations are: (i) cash sales; (ii) down payments on VOI sales which are financed; (iii) proceeds from borrowings collateralized by notes receivable; (iv) cash from finance operations; and (v) net cash generated from sales and marketing fee-based services and other fee-based services, including resort management operations.

The ability to borrow against notes receivable from VOI buyers has been critical to Bluegreen’s continued liquidity. A financed VOI buyer is generally only required to pay a minimum of 10% of the purchase price in cash at the time of sale; however, selling, marketing and administrative expenses attributable to the sale are primarily cash expenses that generally exceed a buyer’s minimum required down payment. Accordingly, having financing facilities available to borrow against Bluegreen’s VOI notes receivable has been critical to its ability to meet its short and long-term cash needs. Bluegreen has attempted to maintain a number of diverse financing facilities. Historically, Bluegreen has relied on the term securitization market in order to generate liquidity and create capacity in its receivable facilities. In addition, maintaining adequate VOI inventory to sell and pursue growth into new markets requires Bluegreen to use cash on hand or incur debt for the acquisition, construction and development of new resorts. Development expenditures for the remainder of 2022 are expected to range between $50.0 million to $60.0 million and include development activity at resorts in Missouri and Tennessee. In addition, Bluegreen continues to look at opportunities for new resort or land acquisitions.

As described above, Bluegreen’s ability to borrow against its VOI notes receivable has historically been a critical factor in Bluegreen’s liquidity. If Bluegreen is unable to renew credit facilities or obtain new credit facilities, Bluegreen’s business, results of operations, liquidity, or financial condition would be materially, adversely impacted.

Bluegreen has entered into agreements with third-party developers that allow Bluegreen to buy VOI inventory, typically on a non-committed basis, prior to when it intends to sell such VOIs. Bluegreen also enters into secondary market arrangements with certain HOAs and others generally on a non-committed basis, which allows Bluegreen to acquire VOIs generally at a significant discount, as such VOIs are typically obtained by the HOAs through foreclosure in connection with maintenance fee defaults. Acquisition of JIT and secondary market inventory, both of which are considered Bluegreen-owned inventory, is expected to range between $10.0 million to $20.0 million in 2022.

In April 2022, Bluegreen completed a private offering and sale of $172.0 million of VOI receivable-backed notes (the “2022 Term Securitization”). The 2022 Term Securitization consisted of the issuance of three tranches of VOI receivable-backed notes (collectively, the “Notes”) as follows: $71.0 million of Class A Notes, $56.5 million of Class B Notes, and $44.5 million of Class C Notes. The interest rates on the Class A Notes, Class B Notes and Class C Notes are 4.12%, 4.61% and 5.35%, respectively, which blends to an overall weighted average note interest rate of approximately 4.60%. The gross advance rate for this transaction was 88.3%. The Notes mature in September 2037.

The amount of the VOI receivables sold or to be sold to BXG Receivables Note Trust 2022-A (the “Trust”) in the transaction is $194.7 million, $185.0 million of which was sold to the Trust at closing and $9.7 million of which is expected to be sold to the Trust by August 2022. The gross proceeds of such sales to the Trust are anticipated to be $171.9 million. A portion of the proceeds received at the closing were used to: repay the Key Bank/DZ Purchase Facility $53.2 million, representing all amounts outstanding under the facility; repay the Liberty Bank facility $11.0 million; repay Pacific Western Bank Facility $16.1 million; capitalize a reserve fund; and pay fees and expenses associated with the transaction. Prior to the closing of the 2022-A Term Securitization, Bluegreen, as servicer, funded $4.9 million in connection with the servicer redemption of the notes related to the 2013 Term Securitization, and certain of the VOI notes in such trust were sold to the Trust in connection with the 2022 Term Securitization. The remainder of the gross proceeds from the 2022 Term Securitization are expected to be used for general corporate purposes. As a result of the facility repayments described above, (i) there currently are no amounts outstanding under the KeyBank/DZ Purchase Facility, which allows for maximum outstanding receivable-backed borrowings of $80.0 million on a revolving basis through December 31, 2022, (ii) there is currently approximately $11.7 million outstanding under the Liberty Bank Facility, which permits maximum outstanding receivable-backed borrowings of $40.0 million on a revolving basis through June 30, 2024, and (iii) there is currently approximately $5.3 million outstanding under the Pacific Western Bank Facility, which permits maximum outstanding receivable-backed borrowings of $40.0 million on a revolving basis through September 20, 2024. Thus, additional availability of approximately $80.3 million in the aggregate was generated as a result of the repayments.

Subject to performance of the collateral, Bluegreen will receive any excess cash flows generated by the receivables transferred under the 2022 Term Securitization (excess meaning after payments of customary fees, interest and principal under the 2022 Term Securitization) on a pro-rata basis as borrowers make payments on their VOI loans.

While ownership of the VOI receivables included in the 2022 Term Securitization is transferred and sold for legal purposes, the transfer of these receivables is accounted for as a secured borrowing for financial accounting purposes. Accordingly, no gain or loss was recognized as a result of this transaction.

Bluegreen has $12.4 million of required contractual obligations due to be paid within one year, as well as two financing facilities with advance periods that will expire within one year. While there is no assurance that Bluegreen will be successful, Bluegreen intends to seek to renew or extend its debt and extend its advance periods on certain facilities.

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

Credit Facilities for Receivables with Future Availability

Bluegreen maintains various credit facilities with financial institutions which allow Bluegreen to borrow against or sell its VOI notes receivable. As of March 31, 2022, Bluegreen had the following credit facilities with future availability, all of which are subject to terms and conditions during the advance period (dollars in thousands):

	Borrowing Limit as of March 31, 2022	Outstanding Balance as of March 31, 2022	Availability as of March 31, 2022	Advance Period Expiration; Borrowing Maturity as of March 31, 2022	Borrowing Rate; Rate as of March 31, 2022
Liberty Bank Facility	$40,000	$20,233	$19,767	June 2024; June 2026	Prime + 0.10% to 0.50%; floor of 3.00%; 3.00%(1)
NBA Receivables Facility	70,000	24,891	45,109	September 2023; March 2028	30 day LIBOR+2.25%; floor of 3.00%; 3.00% (2)
Pacific Western Facility	50,000	21,467	28,533	September 2024; September 2027	30 day LIBOR+2.50% to 2.75%(3); 3.21%
KeyBank/DZ Purchase Facility	80,000	55,067	24,933	December 2022; December 2024	30 day LIBOR or CP +2.25%; interest rate floor of 0.25%; 2.53% (4)
Quorum Purchase Facility	50,000	17,866	32,134	December 2022; December 2034	(5)
	$290,000	$139,524	$150,476

(1)Recourse is limited to $5.0 million, subject to certain exceptions.

(2)Borrowings after September 25, 2020 accrue interest at one-month LIBOR plus 2.25% (with an interest rate floor of 3.00%). Recourse to Bluegreen/Big Cedar Vacations is limited to $10.0 million, subject to certain exceptions.

(3)Recourse is limited to $7.5 million, subject to certain exceptions.

(4)Borrowings accrue interest at a rate equal to either LIBOR, a “Cost of Funds” rate or commercial paper (“CP”) rates plus 2.25%. The interest rate will increase to the applicable rate plus 3.25% upon the expiration of the advance period.

(5)Of the amounts outstanding under the Quorum Purchase Facility at March 31, 2022, $9.7 million accrues interest at a rate per annum of 4.95%, and $8.1 million accrues interest at a fixed rate of 5.10%.

See Note 10 to the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2021 for additional information with respect to Bluegreen’s receivable-backed notes payable facilities.

Other Credit Facilities

Fifth Third Syndicated Line-of-Credit and Fifth Third Syndicated Term Loan. Bluegreen’s has a corporate credit facility which included a $100.0 million term loan (the “Fifth Third Syndicated Loan”) with quarterly amortization requirements and a $125.0 million revolving line of credit (the “Fifth Third Syndicated Line-of-Credit”) as of December 31, 2021. In February 2022, Bluegreen amended and increased the revolving line of credit by $75.0 million. Borrowings generally bear interest at a rate of term SOFR plus 1.75-2.50% and a 0.05%-0.10% credit spread adjustment, depending on Bluegreen’s leverage ratio. Borrowings are collateralized by certain VOI inventory, sales center buildings, management fees, short-term receivables and cash flows from residual interests relating to certain term securitizations. As of March 31, 2022, outstanding borrowings under the facility totaled $140.0 million, including $100.0 million under the Fifth Third Syndicated Term Loan with an interest rate of 1.99%, and $40.0 million under the Fifth Third Syndicated Line of Credit with an interest rate of 2.11%.

Bluegreen also has outstanding obligations under various credit facilities and securitizations that have no remaining future availability as the advance periods have expired.

Commitments

The following table summarizes the contractual minimum principal and interest payments required on all of the Company’s outstanding debt, and non-cancelable operating leases by period due date, as of March 31, 2022 (in thousands):

	Payments Due by Period
Contractual Obligations	Less than 1 year	1 – 3 Years	4 – 5 Years	After 5 Years	Unamortized Debt Issuance Costs	Total

Receivable-backed notes payable	$—	$58,801	$33,244	$257,390	$(3,892)	$345,543
Bluegreen notes payable and other borrowings	5,000	10,000	125,000	—	(2,213)	137,787
BVH note payable to BBX Capital, Inc.			50,000			50,000
Jr. subordinated debentures (1)	—	—	—	170,897	(982)	169,915
Noncancelable operating leases (2)	7,378	10,624	5,767	23,133		46,902
Bass Pro Settlement (3)		8,000				8,000
Contractual interest (4)	25,441	49,868	43,942	128,774		248,025
Total contractual obligations	$37,819	$137,293	$257,953	$580,194	$(7,087)	$1,006,172

(1)Amounts do not include purchase accounting adjustments for junior subordinated debentures of $34.7 million.

(2)Amounts represent the cash payment for leases and include interest of $10.5 million

(3)Amounts represent the $4.0 million annual cash payments to Bass Pro during each of 2023 and 2024 pursuant to the June 2019 settlement agreement and include imputed interest of $0.5 million.

(4)Assumes that the scheduled minimum principal payments are made in accordance with the table above and the interest rate on variable rate debt remains the same as the rate at March 31, 2022.

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

In lieu of paying maintenance fees for unsold VOI inventory, Bluegreen may enter into subsidy agreements with certain HOAs. During the three months ended March 31, 2022 and 2021, Bluegreen made payments related to such subsidies of $1.5 million and $1.6 million, respectively, which are included within cost of other fee-based services in the Company’s unaudited consolidated statements of operations and comprehensive income. As of March 31, 2022, we had $4.9 million accrued for such subsidies, which is included in accrued liabilities and other in the unaudited consolidated balance sheet as of such date. As of December 31, 2021, Bluegreen had no accrued liabilities for such subsidies.

Bluegreen intends to use cash on hand and cash flow from operations, including cash received from the sale or pledge of VOI notes receivable, and cash received from new borrowings under existing or future credit facilities in order to satisfy the principal and interest payments required on contractual obligations.

Bluegreen believes that its existing cash, anticipated cash generated from operations, anticipated future permitted borrowings under existing or future credit facilities, and anticipated future sales of notes receivable under existing, future or replacement purchase facilities will be sufficient to meet its anticipated working capital, capital expenditure and debt service requirements, including the contractual payment of the Bluegreen obligations set forth above, for the foreseeable future subject to the success of its ongoing business strategies, the ongoing availability of credit and the impact of general economic conditions, the COVID-19 pandemic and the success of any actions Bluegreen has taken in response thereto. Bluegreen will continue its efforts to renew, extend or replace any credit and receivables purchase facilities that have expired or that will expire in the near term. Bluegreen may, in the future, also obtain additional credit facilities and may issue corporate debt. Any debt incurred or issued may be secured or unsecured, bear interest at fixed or variable rates and may be subject to such terms as the lender may require and management believes acceptable. There can be no assurance that Bluegreen’s efforts to renew or replace credit facilities or receivables purchase facilities which have expired or which are scheduled to expire in the near term will be successful or that sufficient funds will be available from operations or under existing, proposed or future revolving credit or other borrowing arrangements or receivables purchase facilities to meet Bluegreen’s cash needs, including debt service obligations. To the extent Bluegreen is unable to sell notes receivable or borrow under such facilities, its ability to satisfy its obligations would be materially adversely affected.

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

As previously disclosed, Bluegreen entered into a settlement agreement and revised marketing arrangement with Bass Pro and its affiliates during June 2019.  Pursuant to the Settlement Agreement, Bluegreen agreed to make five annual payments to Bass Pro of $4.0 million, which commenced in January 2020.  Additionally, in lieu of the previous commission arrangement, Bluegreen agreed to pay to Bass Pro a fixed annual fee for each Bass Pro and Cabela’s retail store that Bluegreen accessed and an amount per net vacation package sold.  As of March 31, 2022, Bluegreen had sales and marketing operations at a total of 128 Bass Pro Shops and Cabela’s Stores. In December 2021, Bluegreen paid Bass Pro $8.3 million in payment of the 2022 fixed fee, of which $6.3 million was unamortized as of March 31, 2022 and is included in prepaid expenses in the Company’s unaudited consolidated balance sheet.

Off-balance-sheet Arrangements

As of March 31, 2022, the Company did not have any “off-balance sheet” arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and its Chief Financial Officer, conducted an evaluation of the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2022. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act has been recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and has been accumulated and communicated to its management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2022, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no material changes in the Company’s material legal proceedings from those disclosed in the “Legal Proceedings” section of its Annual Report on Form 10-K for the year ended December 31, 2021, other than those described in Note 9 to the unaudited consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q, which are incorporated into this Item by reference.

Item 1A. Risk Factors.

There have been no material changes to the risk factors faced by the Company from those disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered sales of Equity Securities and Use of Proceeds

Information regarding the Company’s purchase of its Class A and Class B Common Stock during the quarter ended March 31, 2022 is set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as a Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Program (1)
January 1 - January 31, 2022	-	-	-	12,737,633
February 1 - February 28, 2022	-	-	-	12,737,633
March 1 - March 31, 2022	151,232	$31.07	151,232 shares (or $4,698,190)	58,039,443
Total	151,232	$31.07	151,232 shares (or $4,698,190)	58,039,443

(1)In August 2021, the Company’s board of directors approved a share repurchase program which authorizes the repurchase of the Company’s Class A Common Stock and Class B Common Stock at an aggregate cost of up to $40.0 million. In March 2022, the Company’s board of directors approved a $50.0 million increase in the aggregate cost of the Company’s Class A Common Stock and Class B Common Stock that may be repurchased under the program.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit Number	Description
10.1

Indenture, dated as of April 28, 2022, among BXG Receivables Note Trust 2022-A, as Issuer, Bluegreen Vacations Corporation, as Servicer, Vacation Trust, Inc., as Club Trustee, Concord Servicing LLC, as Backup Servicer, and U.S. Bank Trust Company, National Association, as Indenture Trustee, U.S. Bank National association, as Custodian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 2, 2022)

10.2

Sale Agreement, dated as of April 28, 2022, by and between BRFC 2022-A LLC, as Depositor, and BXG Receivables Note Trust 2022-A, as Issuer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 2, 2022)

10.3

Transfer Agreement, dated as of April 28, 2022, by and among Bluegreen Vacations Corporation, BXG Timeshare Trust I, as Seller, and BRFC 2022-A LLC, as Depositor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 2, 2022)

10.4

Purchase and Contribution Agreement, dated as of April 28, 2022, by and between Bluegreen Vacations Corporation, as Seller, and BRFC 2022-A LLC, as Depositor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 2, 2022)

10.5	BXG Receivables Note Trust 2022-A, Standard Definitions (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 2, 2022)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels LinkBase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

† Exhibit is furnished, not filed, with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUEGREEN VACATIONS HOLDING CORPORATION

May 5, 2022	By:/s/ Alan B. Levan
Alan B. Levan
Chairman of the Board, Chief Executive Officer and President

May 5, 2022	By: /s/ Raymond S. Lopez
Raymond S. Lopez
Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer