Form 10-Q
period 2022-06-30
Bluegreen Vacations Holding Corp
filed 2022-08-03
CIK 315858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter end June 30, 2022

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

The number of shares outstanding of each of the registrant’s classes of common stock as of August 1, 2022 is as follows:

Class A Common Stock of $.01 par value, 15,206,707 shares outstanding

Class B Common Stock of $.01 par value, 3,664,117 shares outstanding

BLUEGREEN VACATIONS HOLDING CORPORATION

FORM 10-Q TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

BLUEGREEN VACATIONS HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

	June 30,	December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$222,076	$140,225
Restricted cash ($20,066 and $15,956 in VIEs at June 30, 2022
and December 31, 2021, respectively)	42,245	42,854
Notes receivable	660,469	609,429
Less: Allowance for loan losses	(177,822)	(163,107)
Notes receivable, net ($303,398 and $248,873 in VIEs
at June 30, 2022 and December 31, 2021, respectively)	482,647	446,322
Vacation ownership interest ("VOI") inventory	316,252	334,605
Property and equipment, net	86,465	87,852
Intangible assets, net	61,307	61,348
Operating lease assets	31,074	33,467
Prepaid expenses	24,615	25,855
Other assets	28,654	37,984
Total assets	$1,295,335	$1,210,512

LIABILITIES AND EQUITY
Liabilities
Accounts payable	$18,117	$14,614
Deferred income	14,274	13,690
Accrued liabilities and other	111,286	100,131
Receivable-backed notes payable - recourse	18,666	22,500
Receivable-backed notes payable - non-recourse (in VIEs)	379,858	340,154
Note payable to BBX Capital, Inc.	50,000	50,000
Note payable and other borrowings	117,537	97,125
Junior subordinated debentures	135,455	134,940
Operating lease liabilities	35,960	37,870
Deferred income taxes	101,728	95,688
Total liabilities	982,881	906,712
Commitments and Contingencies - See Note 9
Equity
Preferred stock of $0.01 par value; authorized 10,000,000 shares	—	—
Class A Common Stock of $0.01 par value; authorized 30,000,000 shares;
issued and outstanding 16,049,952 in 2022 and 17,118,392 in 2021	160	171
Class B Common Stock of $0.01 par value; authorized 4,000,000 shares;
issued and outstanding 3,664,230 in 2022 and 3,664,412 in 2021	37	37
Additional paid-in capital	144,658	173,909
Accumulated earnings	99,960	69,316
Total Bluegreen Vacations Holding Corporation equity	244,815	243,433
Non-controlling interest	67,639	60,367
Total equity	312,454	303,800
Total liabilities and equity	$1,295,335	$1,210,512

See accompanying Notes to Consolidated Financial Statements - Unaudited

BLUEGREEN VACATIONS HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (UNAUDITED)

(In thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue:
Gross sales of VOIs	$170,787	$110,300	$286,395	$178,550
Provision for loan losses	(26,526)	(18,488)	(43,105)	(30,807)
Sales of VOIs	144,261	91,812	243,290	147,743
Fee-based sales commission revenue	18,850	35,618	42,934	61,336
Other fee-based services revenue	32,785	30,442	63,991	59,339
Cost reimbursements	16,168	15,552	34,232	32,160
Interest income	23,506	19,595	45,704	38,856
Other income, net	-	439	473	278
Total revenues	235,570	193,458	430,624	339,712
Costs and Expenses:
Cost of VOIs sold	18,221	7,024	30,063	12,193
Cost of other fee-based services	13,592	15,647	26,354	32,732
Cost reimbursements	16,168	15,552	34,232	32,160
Interest expense	10,356	8,876	18,114	18,611
Selling, general and administrative expenses	149,158	114,786	268,457	205,750
Other expense, net	68	—	—	—
Total costs and expenses	207,563	161,885	377,220	301,446
Income before income taxes	28,007	31,573	53,404	38,266
Provision for income taxes	(6,171)	(7,694)	(12,361)	(8,883)
Net income	21,836	23,879	41,043	29,383
Less: Income attributable to noncontrolling interests	4,052	4,378	7,272	6,908
Net income attributable to shareholders	$17,784	$19,501	$33,771	$22,475

Comprehensive income attributable to shareholders	$17,784	$19,501	$33,771	$22,475

Basic earnings per share (1)	$0.88	$0.93	$1.65	$1.12
Diluted earnings per share (1)	$0.87	$0.93	$1.63	$1.12
Basic weighted average number of common shares outstanding	20,226	20,912	20,500	20,128
Diluted weighted average number of common and common equivalent shares outstanding	20,389	20,912	20,678	20,128
Cash dividends declared per Class A and B common shares	$0.15	$—	$0.15	$—

(1)Basic and Diluted EPS are calculated the same for both Class A and B common shares.

See accompanying Notes to Consolidated Financial Statements - Unaudited.

BLUEGREEN VACATIONS HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

(In thousands)

	Shares of
	Common Stock		Common
	Outstanding		Stock		Additional		Total	Non-
	Class		Class		Paid-in	Accumulated	Shareholders'	Controlling	Total
	A	B	A	B	Capital	Earnings	Equity	Interests	Equity
Balance, December 31, 2021	17,118	3,665	$171	$37	$173,909	$69,316	$243,433	$60,367	$303,800
Conversion of common stock from Class B to Class A	1	(1)	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	745	—	745	—	745
Purchase and retirement of common stock	(152)		(2)		(4,700)	—	(4,702)	—	(4,702)
Net income	—	—	—	—	—	15,988	15,988	3,220	19,208
Balance, March 31, 2022	16,967	3,664	$169	$37	$169,954	$85,304	$255,464	$63,587	$319,051
Dividends	—	—	—	—	—	(3,128)	(3,128)	—	(3,128)
Share-based compensation	—	—	—	—	817	—	817	—	817
Purchase and retirement of common stock	(917)	—	(9)	—	(26,113)	—	(26,122)	—	(26,122)
Net income	—	—	—	—	—	17,784	17,784	4,052	21,836
Balance, June 30, 2022	16,050	3,664	$160	$37	$144,658	$99,960	$244,815	$67,639	$312,454

	Shares of
	Common Stock		Common
	Outstanding		Stock		Additional		Total	Non-
	Class		Class		Paid-in	Accumulated	Shareholders'	Controlling	Total
	A	B	A	B	Capital	Earnings	Equity	Interests	Equity
Balance, December 31, 2020	15,624	3,694	$156	$37	$177,104	$10,586	$187,883	$74,847	$262,730
Net income	—	—	—	—	—	2,974	2,974	2,530	5,504
Balance, March 31, 2021	15,624	3,694	$156	$37	$177,104	$13,560	$190,857	$77,377	$268,234
Bluegreen Vacations Corporation short-form merger	2,666	—	27	—	23,042	—	23,069	(23,682)	(613)
Conversion of common stock from Class B to Class A	3	(3)	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	152	—	152	—	152
Net income	—	—	—	—	—	19,501	19,501	4,378	23,879
Balance, June 30, 2021	18,293	3,691	$183	$37	$200,298	$33,061	$233,579	$58,073	$291,652

See accompanying Notes to Consolidated Financial Statements - Unaudited.

BLUEGREEN VACATIONS HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	For the Six Months Ended
	June 30,
	2022	2021
Operating activities:
Net income	$41,043	$29,383
Adjustment to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	43,105	30,807
Depreciation and amortization	10,641	10,116
Share-based compensation expense	1,562	152
Net losses on disposal of property and equipment	22	24
Increase (decrease) in deferred income tax liability	6,040	(3,401)
Changes in operating assets and liabilities:
Notes receivable	(79,430)	(36,060)
VOI inventory	19,854	3,760
Prepaids expense and other assets	10,362	(13,888)
Accounts payable, accrued liabilities and other, and
deferred income	15,725	32,376
Net cash provided by operating activities	$68,924	$53,269

Investing activities:
Purchases of property and equipment	(7,867)	(8,229)
Net cash used in investing activities	$(7,867)	$(8,229)

Financing activities:
Repayments of notes payable and other borrowings	$(195,981)	$(100,858)
Proceeds from notes payable and other borrowings	254,350	66,363
Redemption of junior subordinated debentures	—	(4,186)
Payments for debt issuance costs	(4,233)	(87)
Payments of merger transaction costs	—	(613)
Purchase and retirement of common stock	(30,824)	—
Dividends paid on common stock	(3,127)	—
Net cash provided by (used in) financing activities	$20,185	$(39,381)

Net increase in cash and cash equivalents
and restricted cash	81,242	5,659
Cash, cash equivalents and restricted cash at beginning of period	183,079	257,104
Cash, cash equivalents and restricted cash at end of period	$264,321	$262,763

BLUEGREEN VACATIONS HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Supplemental cash flow information:
Interest paid on borrowings, net of amounts capitalized	$15,444	$16,138
Income taxes paid	5,174	8,830

Supplemental schedule of non-cash investing activities:
Transfer of property and equipment to inventory	$1,501	$—

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	222,076	216,112
Restricted cash	42,245	46,651
Total cash, cash equivalents and restricted cash	$264,321	$262,763

(In thousands)

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

Bluegreen is a leading vacation ownership company that markets and sells vacation ownership interests (“VOIs”) and manages resorts in popular leisure and urban destinations. Bluegreen’s resorts are primarily located in high-volume, “drive-to” vacation locations, including Orlando, Las Vegas, the Smoky Mountains, Myrtle Beach, Charleston, Branson area, and New Orleans, among others. The resorts in which Bluegreen markets, sells, and manages VOIs were either developed or acquired by Bluegreen, or were developed and are owned by third parties. Bluegreen earns fees for providing sales and marketing services to third party developers. Bluegreen also earns fees for providing management services to the Bluegreen Vacation Club (the “Vacation Club”) and homeowners’ associations (“HOAs”), mortgage servicing, VOI title services, reservation services, and construction design and development services. In addition, Bluegreen provides financing to qualified VOI purchasers, which generates significant interest income.

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

COVID-19 Pandemic

The COVID-19 pandemic has caused significant disruptions in international and U.S. economies and markets, and has had an unprecedented impact on the travel and hospitality industries. We believe that the increase in sales of VOIs in the second quarter of 2022 reflect the high demand for domestic travel despite continued COVID-19 cases, higher interest rates and inflationary trends during the period. While we hope that current conditions in the travel and leisure industry continue, the future impact of any changes in economic conditions and the pandemic on the Company’s future revenue, net income and operating results is uncertain.

Use of Estimates

The Company’s financial statements are prepared in conformity with GAAP, which requires it to make estimates based on assumptions about current and, for some estimates, future economic and market conditions which affect reported amounts and related disclosures in its financial statements. Although the Company’s current estimates are based on current and expected future conditions, as applicable, actual conditions could differ from its expectations, which could materially affect its results of operations and financial position. In particular, a number of estimates have been and may continue to be affected by the ongoing COVID-19 pandemic and general economic conditions, including rising interest rates and inflation. The severity, magnitude and duration, as well as the economic consequences of these factors are uncertain, subject to change and difficult to predict. As a result, accounting estimates and assumptions may change over time. Such changes could result in, among other adjustments, future impairments of intangibles and long-lived assets, incremental credit losses on Bluegreen’s VOI notes receivable, a decrease in the carrying amount of tax assets, or an increase in other obligations as of the time of a relevant measurement event. On an ongoing basis, management evaluates its estimates, including those that relate to the estimated future sales value of inventory; the recognition of revenue; the allowance for loan losses; the recovery of the carrying value of real estate inventories; the fair value of assets measured at, or compared to, fair value on a non-recurring basis such as intangible assets and other long-lived assets; the estimate of contingent liabilities related to litigation and other claims and assessments; and deferred income taxes. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions and conditions.

2. Recently Issued Accounting Pronouncements

Future Adoption of Recently Issued Accounting Pronouncements

The FASB has issued the following accounting pronouncement and guidance relevant to the Company’s operations which had not yet been adopted as of June 30, 2022:

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effect of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”), which provides relief for companies preparing for the discontinuation of LIBOR in response to the Financial Conduct Authority (the regulatory authority over LIBOR) plan for a phase out of regulatory oversight of LIBOR interest rate indices to allow for an orderly transition to an alternate reference rate. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to LIBOR for promissory notes or other contracts that are currently indexed to LIBOR. The ARRC has proposed a market transition plan to SOFR from LIBOR and organizations are currently working on transition plans as it relates to derivatives and cash markets exposed to LIBOR. Although the Company’s VOIs notes receivable from its borrowers are not indexed to LIBOR, as of June 30, 2022, the Company had $170.9 million of LIBOR indexed junior subordinated debentures and $24.8 million of LIBOR indexed receivable-backed notes payable. Companies can apply ASU 2020-04 immediately. However, the guidance will only be available for a limited time, generally through December 31, 2022. The Company has not yet adopted this standard and is evaluating the potential impact that the eventual replacement of the LIBOR benchmark interest rate could have on its results of operations, liquidity and consolidated financial statements.

3. Revenue from Contracts with Customers

The table below sets forth the Company’s disaggregated revenue by category from contracts with customers (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Sales of VOIs (1)	$144,261	$91,812	$243,290	$147,743
Fee-based sales commission revenue (1)	18,850	35,618	42,934	61,336
Resort and club management revenue (2)	26,826	25,443	53,022	50,371
Cost reimbursements (2)	16,168	15,552	34,232	32,160
Title fees and other (1)	3,434	2,863	6,517	5,137
Other revenue (2)	2,525	2,136	4,452	3,831
Revenue from customers	212,064	173,424	384,447	300,578
Interest income (3)	23,506	19,595	45,704	38,856
Other income, net	—	439	473	278
Total revenue	$235,570	$193,458	$430,624	$339,712

(1) Included in the Company’s sales of VOIs and financing segment described in Note 14.

(2) Included in the Company’s resort operations and club management segment described in Note 14.

(3) Interest income of $23.4 million and $19.5 million for the three months ended June 30, 2022 and 2021, respectively, and $45.5 million and $38.7 million for the six months ended June 30, 2022 and 2021, respectively, are included in the Company’s sales of VOIs and financing segment described in Note 14.

As of June 30, 2022 and December 31, 2021, the Company had commission receivables, net of an allowance, of $7.8 million and $17.4 million, respectively, related to third-party sales of VOIs, which are included in other assets in the unaudited consolidated balance sheets. Commission receivables relate to contracts with customers, including amounts associated with the Company’s contractual right to consideration for completed performance obligations, and are settled when the related cash is received. Commission receivables are recorded when the right to consideration becomes unconditional and is only contingent on the passage of time.

Contract liabilities include payments received or due in advance of satisfying performance obligations, including points awarded to customers as an incentive for the purchase of VOIs that may be redeemed in the future, advance deposits on owner programs for future services, and deferred revenue on prepaid vacation packages for future stays at the Company’s resorts. Both points incentives and owner programs are recognized upon redemption, and deferred revenue for vacation packages is recognized net of sales and marketing expenses upon customer stays. Contract liabilities are included in deferred income in the unaudited consolidated balance sheet as of such date.

The following table sets forth the Company’s contract liabilities as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30,	December 31,
	2022	2021
Point incentives	$3,266	$2,676
Owner programs	2,096	2,159
Deferred revenue vacation packages	1,203	1,274
	$6,565	$6,109

4. Notes Receivable

The table below provides information relating to the Company’s notes receivable and its allowance for loan losses (dollars in thousands):

	As of
	June 30,	December 31,
	2022	2021
Notes receivable secured by VOIs:
VOI notes receivable - non-securitized	$245,337	$275,163
VOI notes receivable - securitized	415,132	334,266
Gross VOI notes receivable	660,469	609,429
Allowance for loan losses - non-securitized	(66,088)	(77,714)
Allowance for loan losses - securitized	(111,734)	(85,393)
Allowance for loan losses	(177,822)	(163,107)
VOI notes receivable, net	$482,647	$446,322
Allowance as a % of Gross VOI notes receivable	27%	27%

The weighted-average interest rate charged on the Company’s notes receivable secured by VOIs was 15.3% at both June 30, 2022 and December 31, 2021. All of Company’s VOI loans bear interest at fixed rates. The Company’s VOI notes receivable are primarily secured by VOI inventory located in Florida, Missouri, South Carolina, Tennessee, Nevada and Wisconsin.

Allowance for Loan Losses

The activity in the Company’s allowance for loan losses was as follows (in thousands):

	For the Six Months Ended
	June 30,
	2022	2021
Balance, beginning of period	$163,107	$142,044
Provision for loan losses	43,105	30,807
Less: Write-offs of uncollectible receivables	(28,390)	(27,133)
Balance, end of period	$177,822	$145,718

The Company monitors the credit quality of its receivables on an ongoing basis. The Company holds large amounts of homogeneous VOI notes receivable and assesses uncollectibility based on pools of receivables as it does not believe that there are significant concentrations of credit risk with any individual counterparty or groups of counterparties. In estimating loan losses, the Company does not use a single primary indicator of credit quality but instead evaluates its VOI notes receivable based upon a static pool analysis that incorporates the aging of the respective receivables, default trends and prepayment rates by origination year, as well as the FICO scores of the borrowers. The Company records the difference between its VOI notes receivable and the variable consideration included in the transaction price for the sale of the related VOI as an allowance for loan losses and records the VOI notes receivable net of the allowance.

Adverse changes in economic conditions, including rising interest rates and recent inflationary trends, have and may continue to have an adverse impact on the collectability of our VOI notes receivable and we continue to evaluate the impact on our default and/or delinquency rates. Our estimates may not prove to be correct and our allowance for loan losses may not prove to be adequate.

Additional information about the Company’s VOI notes receivable by year of origination was as follows as of June 30, 2022 (in thousands):

	Year of Origination
	2022	2021	2020	2019	2018	2017 and Prior	Total
701+	$94,777	$105,253	$40,627	$51,012	$33,535	$53,989	$379,193
601-700	50,790	75,536	29,208	29,641	21,793	45,130	252,098
<601 (1)	4,754	3,841	2,693	3,248	2,168	4,583	21,287
Other (2)	2,824	2,163	98	13	822	1,971	7,891
Total by FICO Score	$153,145	$186,793	$72,626	$83,914	$58,318	$105,673	$660,469

(1)Includes VOI notes receivable attributable to borrowers without a FICO score (who are primarily foreign borrowers).

(2)Includes $5.0 million related to VOI notes receivable that, as of June 30, 2022, had defaulted, but the related VOI note receivable balance had not yet been charged off in accordance with the provisions of certain receivable-backed notes payable transactions. These VOI notes receivable have been reflected in the allowance for loan losses.

Additional information about the Company’s VOI notes receivable by year of origination is as follows as of December 31, 2021 (in thousands):

	Year of Origination
	2021	2020	2019	2018	2017	2016 and Prior	Total
701+	$129,960	$49,102	$60,037	$39,760	$26,711	$40,872	$346,442
601-700	82,664	34,185	34,072	25,732	18,132	37,777	232,562
<601 (3)	4,623	3,149	3,690	2,473	1,551	4,175	19,661
Other (4)	2,279	996	1,201	1,876	1,429	2,983	10,764
Total by FICO Score	$219,526	$87,432	$99,000	$69,841	$47,823	$85,807	$609,429

(3)Includes VOI notes receivable attributable to borrowers without a FICO score (who are primarily foreign borrowers).

(4)Includes $7.0 million related to VOI notes receivable that, as of December 31, 2021, had defaulted, but the related VOI note receivable balance had not yet been charged off in accordance with the provisions of certain receivable-backed notes payable transactions. These VOI notes receivable have been reflected in the allowance for loan losses.

The percentage of gross notes receivable outstanding by FICO score of the borrower at the time of origination were as follows:

	As of
	June 30,	December 31,
	2022	2021
FICO Score
700+	58%	58%
601-699	39	39
<600	2	2
No Score (1)	1	1
Total	100%	100%

(1)Primarily foreign borrowers.

The Company’s notes receivable are carried at amortized cost less an allowance for loan losses. Interest income is suspended, and previously accrued but unpaid interest income is reversed, on all delinquent notes receivable when principal or interest payments are more than 90 days contractually past due and not resumed until such loans are less than 90 days past due. As of June 30, 2022 and December 31, 2021, $14.2 million and $16.3 million, respectively, of our VOI notes receivable were more than 90 days past due, and accordingly, consistent with our policy, were not accruing interest income. After approximately 127 days, VOI notes receivable are generally written off against the allowance for loan loss. Accrued interest was $4.8 million and $4.4 million as of June 30, 2022 and December 31, 2021, respectively, and is included within other assets in the Company’s unaudited consolidated balance sheets herein.

The following table shows the delinquency status of the Company’s VOI notes receivable as of June 30, 2022 and December 31, 2021 (in thousands):

	As of
	June 30,	December 31,
	2022	2021
Current	$634,979	$581,719
31-60 days	6,360	6,290
61-90 days	4,943	5,084
Over 91 days (1)	14,187	16,336
Total	$660,469	$609,429

(1)Includes $5.0 million and $7.0 million related to VOI notes receivable that, as of June 30, 2022 and December 31, 2021, respectively, had defaulted, but the related VOI note receivable balance had not yet been charged off in accordance with the provisions of certain receivable-backed notes payable transactions. These VOI notes receivable have been reflected in the allowance for loan losses.

5. Variable Interest Entities

The Company sells VOI notes receivable through special purpose finance entities. These transactions are generally structured as non-recourse to Bluegreen and are designed to provide liquidity and to transfer the economic risks and benefits of the notes receivable to third parties. In a securitization, various classes of debt securities are issued by the special purpose finance entities and are generally collateralized by a single tranche of transferred assets, which consist of VOI notes receivable.

In these securitizations, the Company generally retains a portion of the securities and continues to service the securitized notes receivable for a fee pursuant to servicing agreements negotiated with third parties based on market conditions at the time of the securitization. Under these arrangements, the cash payments received from obligors on the receivables sold are generally applied monthly to pay fees to service providers, make interest and principal payments to investors, and fund required reserves, if any, with the remaining balance of such cash retained by the Company; however, to the extent the portfolio of receivables fails to satisfy specified performance criteria (as may occur due to, among other things, an increase in default rates or credit loss severity) or other trigger events occur, the funds received from obligors are required to be distributed on an accelerated basis to investors. Depending on the circumstances and the transaction, the application of the accelerated payment formula may be permanent or temporary until the trigger event is cured. As of June 30, 2022 and December 31, 2021, Bluegreen was in compliance with all terms under its securitization transactions, and no trigger events had occurred.

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

Under the terms of certain VOI notes receivable sales, the Company has the right to repurchase or substitute a limited amount of defaulted notes for new notes at the outstanding principal balance plus accrued interest. Voluntary repurchases and substitutions of defaulted notes for the six months ended June 30, 2022 and 2021 were $4.4 million and $8.1 million, respectively. The Company’s maximum exposure to loss relating to its non-recourse securitization entities is the difference between the outstanding VOI notes receivable and the notes payable, plus cash reserves and any additional residual interest in future cash flows from collateral.

The assets and liabilities of the Company’s consolidated VIEs were as follows (in thousands):

	As of
	June 30,	December 31,
	2022	2021

Restricted cash	$20,066	$15,956
Securitized notes receivable, net	303,398	248,873
Receivable backed notes payable - non-recourse	379,858	340,154

The restricted cash and the securitized notes receivable balances disclosed in the table above are restricted to satisfy obligations of the VIEs.

6. VOI Inventory

The Company’s VOI inventory consisted of the following (in thousands):

	As of
	June 30,	December 31,
	2022	2021

Completed VOI units	$243,921	$255,223
Construction-in-progress	8,509	10,313
Real estate held for future development	63,822	69,069
Total	$316,252	$334,605

Construction-in-progress consists primarily of additional VOI units being developed at The Cliffs at Long Creek in Ridgedale, Missouri.

7. Debt

Lines-of-Credit and Notes Payable

Financial data related to our lines of credit and notes payable (other than receivable-backed notes payable, which are discussed below) as of June 30, 2022 and December 31, 2021, were as follows (dollars in thousands):

	As of
	June 30, 2022			December 31, 2021
	Balance	Interest Rate	Carrying Amount of Pledged Assets	Balance	Interest Rate	Carrying Amount of Pledged Assets

Fifth Third Syndicated LOC	$20,000	3.31%	$30,997	$10,000	2.25%	$21,243
Fifth Third Syndicated Term Loan	98,750	3.33%	153,048	88,125	2.25%	187,207
Unamortized debt issuance costs	(1,213)		—	(1,000)		—
Total	$117,537		$184,045	$97,125		$208,450

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

Receivable-Backed Notes Payable

Financial data related to our receivable-backed notes payable facilities as of June 30, 2022 and December 31, 2021 were as follows (dollars in thousands):

	As of
	June 30, 2022			December 31, 2021
	Debt Balance	Interest Rate	Principal Balance of Pledged/Secured Receivables	Debt Balance	Interest Rate	Principal Balance of Pledged/Secured Receivables
Receivable-backed notes payable - recourse:
Liberty Bank Facility	$5,000	3.50%	$7,240	$5,000	3.00%	$7,198
NBA Receivables Facility	10,000	3.92%	17,292	10,000	3.00%	15,396
Pacific Western Facility	3,666	4.42%	12,222	7,500	3.00%	11,265
Total	18,666		36,754	22,500		33,859

Receivable-backed notes payable - non-recourse:
Liberty Bank Facility (1)	$5,825	3.50%	$8,434	$17,965	3.00%	$25,864
NBA Receivables Facility (2)	11,159	3.92%	19,295	18,910	3.00%	29,114
Pacific Western Facility (3)	—	4.42%	—	16,906	—	25,394
KeyBank/DZ Purchase Facility	—	—	—	42,994	—	53,623
Quorum Purchase Facility	16,313	4.95 - 5.10%	18,951	19,425	4.95-5.10%	22,690
2013 Term Securitization	—	—	—	6,023	3.20%	6,965
2015 Term Securitization	10,896	3.02%	11,784	14,163	3.02%	15,009
2016 Term Securitization	20,186	3.35%	22,098	24,727	3.35%	27,166
2017 Term Securitization	31,748	3.12%	35,601	37,430	3.12%	42,452
2018 Term Securitization	46,781	4.02%	52,715	53,919	4.02%	61,269
2020 Term Securitization	79,175	2.60%	90,424	91,922	2.60%	105,023
2022 Term Securitization	163,878	4.60%	183,493	—	—	—
Unamortized debt issuance costs	(6,103)			(4,230)
Total	379,858		442,795	340,154		414,569
Total receivable-backed debt	$398,524		$479,549	$362,654		$448,428

(1)Recourse on the Liberty Bank Facility is generally limited to $5.0 million, subject to certain exceptions. See the Company’s 2021 Annual Report on form 10-K for additional information.

(2)Recourse on the NBA Receivables Facility is generally limited to $10.0 million, subject to certain exceptions.

(3)Recourse on the Pacific Western Facility is generally limited to $7.5 million, subject to certain exceptions.

In connection with the 2022 Term Securitization described below, we repaid in full the 2013 Term Securitization notes payable during April 2022.

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

Approximately $194.7 million of VOI receivables were sold to BXG Receivables Note Trust 2022-A (the “Trust”) in the transaction. The gross proceeds of such sales to the Trust were $171.9 million. A portion of the proceeds received at the closing were used to: repay $53.2 million under the Key Bank/DZ Purchase Facility, representing all amounts outstanding under the facility at that time; repay $11.0 million under the Liberty Bank Facility; repay $16.1 million under the Pacific Western Bank Facility; capitalize a reserve fund; and pay fees and expenses associated with the transaction. Prior to the closing of the 2022 Term Securitization, Bluegreen, as servicer, funded $4.9 million in connection with the servicer redemption of the notes related to the 2013 Term Securitization, as described above, and certain of the VOI notes in such trust were sold to the Trust in connection with the 2022 Term Securitization. The remainder of the gross proceeds from the 2022 Term Securitization were used for general corporate purposes.

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

Except as described above, there were no new debt issuances or significant changes related to the above listed facilities during the six months ended June 30, 2022. See Note 10 to the Company’s Consolidated Financial Statements included in its 2021 Annual Report on Form 10-K for additional information regarding the receivable-backed notes payable facilities listed above.

Junior Subordinated Debentures

Financial data relating to the Company’s junior subordinated debentures as of June 30, 2022 and December 31, 2021 was as follows (dollars in thousands):

	June 30, 2022		December 31, 2021
		Effective		Effective
	Carrying	Interest	Carrying	Interest	Maturity
	Amounts	Rates (1)	Amounts	Rates (1)	Years (2)
Woodbridge - Levitt Capital Trusts I - IV	$66,302	4.80 - 5.09%	$66,302	3.93 - 4.07%	2035 - 2036
Bluegreen Statutory Trusts I - VI	104,595	5.85 - 6.14%	104,595	4.93 - 5.12%	2035 - 2037
Unamortized debt issuance costs	(956)		(985)
Unamortized purchase discount	(34,486)		(34,972)
Total junior subordinated debentures	$135,455		$134,940

(1)The junior subordinated debentures bear interest at three-month LIBOR (subject to quarterly adjustment) plus a spread ranging from 4.80% to 6.14%.

(2)As of June 30, 2022 and December 31, 2021, all of the junior subordinated debentures were eligible for redemption by the Company.

Availability

As of June 30, 2022, the Company was in compliance with all financial debt covenants under its debt instruments. As of June 30, 2022, the Company had availability of approximately $417.8 million under its receivable-backed purchase and credit facilities, inventory lines of credit and corporate credit facility, subject to eligible collateral and the terms of the facilities, as applicable.

Note Payable to BBX Capital

On September 30, 2020, the Company spun-off its subsidiary, BBX Capital, Inc. (“BBX Capital”). As a result of the spin-off, BBX Capital became a separate publicly traded company. In connection with the spin-off, the Company issued a $75.0 million note payable to BBX Capital that accrues interest at a rate of 6% per annum and requires payments of interest on a quarterly basis. Under the terms of the note, BVH has the option in its discretion to defer interest payments under the note, with interest on the entire outstanding balance thereafter to accrue at a cumulative, compounded rate of 8% per annum until such time as all accrued payments under the note are brought current, including deferred interest. As of June 30, 2022, $50.0 million was outstanding. All outstanding amounts under the note will become due and payable in September 2025 or earlier upon certain other events.

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

The carrying amounts of financial instruments included in the unaudited consolidated financial statements and their estimated fair values were as follows (in thousands):

	As of June 30, 2022		As of December 31, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash and cash equivalents	$222,076	$222,076	$140,225	$140,225
Restricted cash	42,245	42,245	42,854	42,854
Notes receivable, net	482,647	604,975	446,322	607,881
Note payable to BBX Capital, Inc.	50,000	45,805	50,000	50,340
Lines-of-credit, notes payable, and
receivable-backed notes payable	516,061	503,500	459,779	463,300
Junior subordinated debentures	135,455	80,000	134,940	133,500

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

Litigation

The following is a description of material legal proceedings pending against the Company or its subsidiaries or which were pending during the six months ended June 30, 2022:

On June 28, 2018, Melissa S. Landon, Edward P. Landon, Shane Auxier and Mu Hpare, individually and on behalf of all others similarly situated, filed a purported class action lawsuit against Bluegreen and BVU asserting claims for alleged violations of the Wisconsin Timeshare Act, Wisconsin law prohibiting illegal referral selling, and Wisconsin law prohibiting illegal attorney’s fee provisions. Plaintiffs seek certification of a class consisting of all persons who, in Wisconsin, purchased from Bluegreen one or more VOIs within six years prior to the filing of this lawsuit. Plaintiffs seek statutory damages, attorneys’ fees and injunctive relief. Bluegreen moved to dismiss the case, and on November 27, 2019, the Court issued a ruling granting the motion in part. Plaintiffs moved for class certification, and on November 5, 2021, the Court entered an order denying Plaintiff’s Motion. During June 2022, the parties settled the litigation and the lawsuit has been dismissed with prejudice.

On January 7, 2019, Shehan Wijesinha filed a purported class action lawsuit alleging violations of the Telephone Consumer Protection Act (the “TCPA”). It is alleged that BVU called plaintiff’s cell phone for telemarketing purposes using an automated dialing system, and that plaintiff did not give BVU his express written consent to do so. Plaintiff seeks certification of a class comprised of other persons in the United States who received similar calls from or on behalf of BVU without the person’s consent. Plaintiff seeks monetary damages, attorneys’ fees and injunctive relief. Bluegreen believes the lawsuit is without merit and intends to vigorously defend the action. On July 15, 2019, the court entered an order staying this case pending a ruling from the Federal Communications Commission clarifying the definition of an automatic telephone dialing system under the TCPA and the decision of the Eleventh Circuit in a separate action brought against a VOI company by a plaintiff alleging violations of the TCPA. On January 7, 2020, the Eleventh Circuit issued a ruling consistent with BVU’s position, and on June 26, 2020, the FCC also issued a favorable ruling. The case was stayed pending the United States Supreme Court’s decision in Facebook, Inc. v. Duguid. On April 1, 2021, the Supreme Court issued a decision on the Facebook case which was favorable to Bluegreen’s position that an automatic telephone dialing system was not used in this case. Bluegreen believes the ruling disposes of the plaintiff’s claim and has filed a Notice of Supplemental Authority advising the court of the ruling.

On July 18, 2019, Eddie Boyd, and Connie Boyd, Shaundre and Kimberly Laskey, and others similarly situated filed an action alleging that BVU and co-defendants violated the Missouri Merchandise Practices Act for allegedly making false statements and misrepresentations with respect to the sale of VOIs. Plaintiffs claims include a purported class action allegation that BVU’s charging of an administrative processing fee constitutes the unauthorized practice of law, and also that Bluegreen and its outside counsel engaged in abuse of process by filing a lawsuit against plaintiffs’ counsel (The Montgomery Law Firm). Plaintiffs seek monetary damages, attorneys’ fees and injunctive relief. On August 31, 2020, the court certified a class regarding the unauthorized practice of law claim, but dismissed the claims regarding abuse of process. On January 11, 2021, the Court issued an order that the class members are not entitled to rescission of their contracts because they failed to plead fraud in the inducement. Discovery is ongoing. Bluegreen believes the lawsuit is without merit and is vigorously defending the action.

On July 14, 2020, Kenneth Johansen, individually and on behalf of all others similarly situated, filed a purported class action against BVU for alleged violations of the TCPA. Specifically, the named plaintiff alleges that he received numerous telemarketing calls from BVU while he was on the National Do Not Call Registry. Bluegreen filed a motion to dismiss, and plaintiff in response filed an amended complaint on September 18, 2020. On February 18, 2021, plaintiff filed a motion for class certification seeking to certify a class of thousands of individual proposed class members. On April 15, 2021 a court ordered mediation was conducted at which time the parties were not able to resolve the lawsuit. On September 30, 2021 the court entered an order denying plaintiff’s motion for class certification. The plaintiffs have appealed the order to the Eleventh Circuit. The Company is vigorously defending the action.

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

On September 14, 2021, Tamarah and Emmanuel Louis, individually and on behalf of all others similarly situated, filed a purported class action lawsuit against BVU alleging it violated the Military Lending Act (“MLA”). The complaint alleges that BVU did not make any inquiry before offering financing to the plaintiffs as to whether they were members of the United States Military and allege other claims related to certain disclosures mandated by the MLA. BVU filed a motion to dismiss the complaint, and plaintiffs then filed an amended complaint on December 3, 2021. The District Court granted BVU’s motion to dismiss. An appeal of the District Court’s dismissal to the Eleventh Circuit has been initiated by the plaintiffs.

Commencing in 2015, it came to Bluegreen’s attention that its collection efforts with respect to its VOI notes receivable were being impacted by a then emerging, industry-wide trend involving the receipt of  “cease and desist” letters from exit firms and attorneys purporting to represent certain VOI owners. Following receipt of these letters, Bluegreen is unable to contact the owners unless allowed by law. Bluegreen believes these exit firms have encouraged such owners to become delinquent and ultimately default on their obligations and that such actions and its inability to contact the owners have been a material factor in the increase in its annual default rates. Bluegreen’s average annual default rates have increased from 6.9% in 2015 to 7.9% in the second quarter of 2022. Bluegreen also estimates that approximately 11.2% of the total delinquencies on its VOI notes receivable as of June 30, 2022 related to VOI notes receivable subject to this issue. Bluegreen has in a number of cases pursued, and Bluegreen may in the future pursue, legal action against the VOI owners, and as described below, against the exit firms.

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

Other Commitments, Contingencies and Guarantees

The Company, indirectly through Bluegreen and BVU, has an exclusive marketing agreement through 2024 with Bass Pro, a nationally-recognized retailer of fishing, marine, hunting, camping and sports gear, that provides the Company with the right to market and sell vacation packages at kiosks in each of Bass Pro’s retail locations and Cabela’s stores and through other means. Pursuant to a settlement agreement Bluegreen entered into with Bass Pro and its affiliates during June 2019, Bluegreen paid Bass Pro $20.0 million and agreed to, among other things, make five annual payments to Bass Pro of $4.0 million in January of each year, commencing in 2020. Bluegreen made annual payments of $4.0 million to Bass Pro in January 2020, January 2021, and December 2021 (as payment of the amount owed in January 2022). As of June 30, 2022 and December 31, 2021, $7.6 million and $7.3 million, respectively, was included in accrued liabilities and other in the unaudited consolidated balance sheets, for the remaining payments required by the settlement agreement.

During both the six months ended June 30, 2022 and 2021, VOI sales to prospects and leads generated by the agreement with Bass Pro accounted for approximately 17% of Bluegreen’s VOI sales volume. Subject to the terms and conditions of the settlement agreement, in lieu of the previous commission arrangement, Bluegreen agreed to pay Bass Pro a fixed annual fee of $70,000 for each Bass Pro and Cabela’s retail store that it is accessing (excluding sales at retail stores which are designated to provide tours to Bluegreen/Big Cedar Vacations, or “Bluegreen/Big Cedar feeder stores”), plus $32.00 per net vacation package sold (less cancellations or refunds within 45 days of sale). Bluegreen also agreed to contribute to the Wonders of Wildlife Foundation $5.00 per net package sold (less certain cancellations and refunds within 45 days of sale), subject to an annual minimum of $700,000. Bluegreen will generally be required to pay the fixed annual fee with respect to at least 59 Bass Pro retail stores and at least 60 Cabela’s retail stores. Notwithstanding the foregoing, the minimum number of Bass Pro and Cabela’s retail stores for purposes of the fixed annual fee may be reduced under certain circumstances set forth in the agreement, including as a result of a reduction of traffic in the stores in excess of 25% year-over-year. In December 2021, Bluegreen paid $8.3 million for the 2022 fixed fee, of which $4.2 million was unamortized as of June 30, 2022 and is included in the Company’s unaudited consolidated balance sheet. During the three and six months ended June 30, 2022, Bluegreen expensed $2.1 million and $4.2 million, respectively, for this fixed fee, which is included in selling, general and administrative expenses in the Company’s unaudited consolidated statements of operations and comprehensive income. As of June 30, 2022, Bluegreen had sales and marketing operations at a total of 128 Bass Pro Shops and Cabela’s Stores.

In lieu of paying maintenance fees for unsold VOI inventory, Bluegreen may enter into subsidy agreements with certain HOAs.  During the six months ended June 30, 2022 and 2021, Bluegreen made subsidy payments under these agreements of $5.7 million and $4.7 million, respectively, which are included in cost of other fee-based services in the Company’s unaudited consolidated statements of operations and comprehensive income. As of June 30, 2022, Bluegreen had $7.6 million accrued for such subsidies, which is included in accrued liabilities and other in the unaudited consolidated balance sheet as of such date. As of December 31, 2021, Bluegreen had no accrued liabilities for such subsidies.

10. Equity

Share Repurchase Program

In August 2021, the Company’s board of directors approved a share repurchase program which authorized the repurchase of the Company’s Class A Common Stock and Class B Common Stock at an aggregate cost of up to $40.0 million. In March 2022, the Company’s board of directors approved a $50.0 million increase in the aggregate cost of the Company’s Class A Common Stock and Class B Common Stock that may be repurchased under the share repurchase program. The Company repurchased and retired approximately 917,000 and 1,069,000 shares of Class A Common Stock during the three and six months ended June 30, 2022 for an aggregate purchase price of $26.1 million and $30.8 million, respectively. There were no repurchases during the three or six months ended June 30, 2021. The excess of cost over par value of the repurchased shares is recorded to additional paid in capital. As of June 30, 2022, $31.9 million remained available for the repurchase of shares under this share repurchase program. In July 2022, the Company repurchased and retired 843,358 shares of Class A Common Stock for a total price of $23.6 million in a private transaction.

Restricted Stock and Stock Option Plans

At the Company’s Annual Meeting of Shareholders held on July 21, 2021, the Company’s shareholders approved the Bluegreen Vacations Holding Corporation 2021 Incentive Plan (the “2021 Plan”), which allows for the issuance of up to 2,000,000 shares of the Company’s Class A Common Stock pursuant to restricted stock awards and options which may be granted under the 2021 Plan.  The 2021 Plan also permits the grant of performance-based cash awards. During the six months ended June 30, 2022, the board approved restricted stock grants of 208,035 shares to certain executive officers and employees under the 2021 Plan. There were 468,439 shares of restricted stock granted to officers and employees under the 2021 Plan during the six months ended June 30, 2021. As of June 30, 2022 and 2021, 1,333,995 and 1,531,561, respectively, shares of Class A Common Stock remained available for grant under the 2021 Plan.

Restricted Stock Activity

The Company accounts for compensation cost for unvested time-based service condition restricted stock awards based on the fair value of the award on the measurement date, which is generally the grant date. The cost is recognized on a straight-line basis over the requisite service period of the award, with forfeitures recognized as incurred. The table below sets forth information regarding the Company’s unvested restricted stock award activity for the six months ended June 30, 2022 and 2021.

	Six Months Ended June 30,
	2022		2021
		Per Share		Per Share
		Weighted		Weighted
	Unvested	Average	Unvested	Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock	Fair Value	Stock	Fair Value
Unvested balance outstanding, beginning of period	460,470	$20.72	-	$-
Granted	208,035	29.80	468,439	20.72
Vested	-	-	-	-
Forfeited	(2,500)	20.72	-	-
Unvested balance outstanding, end of period	666,005	$23.56	468,439	$20.72
Available for grant	1,333,995		1,531,561

The table below sets forth information regarding the restricted stock awards granted during the six months ended June 30, 2022 and 2021.

			Per Share
		Number of	Weighted Average	Requisite
Plan Name	Grant Date	Awards Granted	Grant Date Fair Value	Service Period	Vesting Date
2021 Incentive Plan	1/19/2022	208,035	$29.80	4 years	(1)
2021 Incentive Plan	6/3/2021	468,439	$ 20.72	4 years	(2)

(1)154,679 of the shares granted are scheduled to vest ratably in annual installments over 4 years and 53,356 of the shares granted are scheduled to cliff vest in January 2026, in each case subject to the terms and conditions of the 2021 Plan and the applicable award agreement.

(2)275,939 of the shares granted are scheduled to cliff vest in 4 years and 192,500 of the shares granted are scheduled to cliff vest in June 2031, in each case subject to the terms and conditions of the 2021 Plan and the applicable award agreement.

The aggregate grant date fair value of the awards granted in January 2022 and June 2021 was $6.2 million and $9.7 million, respectively. As of June 30, 2022, there was $13.1 million of unrecognized share-based compensation with a remaining weighted average period of 4.83 years.

The Company recognized restricted stock compensation expense included in selling general and administrative expenses in the Company’s unaudited consolidated statements of operations and comprehensive income related to its restricted stock awards of $0.8 million and $1.6 million during the three and six months ended June 30, 2022, respectively, and $0.2 million during both the three and six months ended June 30, 2021. There were no tax benefits recognized on restricted stock compensation expense for the awards granted in January 2022 or June 2021.

11. Income Taxes

The Company and its subsidiaries file a consolidated U.S. federal income tax return and income tax returns in various state and foreign jurisdictions. With certain exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2017.

The Company’s effective income tax rate was approximately 26% and 28% during the three months ended June 30, 2022 and 2021, respectively, and 27% and 28% during the six months ended June 30, 2022 and 2021, respectively. Effective income tax rates for interim periods are based upon the Company’s then current estimated annual rate. The effective income tax rate varies based upon the estimate of taxable earnings as well as on the mix of taxable earnings in the various states in which the Company and its subsidiaries operate. As such, the Company’s effective tax rates for the 2022 and 2021 periods reflect an estimate of its annual taxable earnings, state taxes, non-deductible items and changes in valuation allowance on deferred tax assets for each respective year.

Certain of the Company’s state filings are under routine examination. While there is no assurance as to the results of these audits, the Company does not currently anticipate any material adjustments in connection with these examinations.

As of June 30, 2022, the Company did not have any significant amounts accrued for interest and penalties or recorded for uncertain tax positions.

12. Earnings Per Share

The following table presents the calculation of the Company’s basic and diluted earnings per share (“EPS”):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2022	2021	2022	2021
Basic EPS:
Numerator:
Net income attributable to shareholders	$17,784	$19,501	$33,771	$22,475
Denominator:
Weighted average shares outstanding	20,226	20,912	20,500	20,128
Basic EPS	$0.88	$0.93	$1.65	$1.12

Diluted EPS
Numerator:
Net income attributable to shareholders	$17,784	$19,501	$33,771	$22,475
Denominator:
Basic - Weighted average shares outstanding	20,226	20,912	20,500	20,128
Dilutive effect of restricted stock rewards	163	-	178	-
Diluted weighted average number of common shares outstanding	20,389	20,912	20,678	20,128
Diluted EPS	$0.87	$0.93	$1.63	$1.12

During the three and six months ended June 30, 2022, 163,188 and 177,353, respectively, of weighted average shares of unvested restricted stock awards outstanding were included in the computation of diluted earnings per share as the shares were dilutive. During the three and six months ended June 30, 2021, 234,220 shares and 58,555 shares, respectively, of unvested restricted stock awards were excluded from the computation of diluted earnings per share as the shares were antidilutive under the treasury stock method.

13. Related Party Transactions

The Company may be deemed to be controlled by Alan B. Levan, Chairman, Chief Executive Officer and President of the Company, John E. Abdo, Vice Chairman of the Company, Jarett S. Levan, a director of the Company and former President of the Company, and Seth M. Wise, a director of the Company and former Executive Vice President of the Company. Together, they may be deemed to beneficially own shares of the Company’s Class A Common Stock and Class B Common Stock representing approximately 80% of the Company’s total voting power. Further, in connection with the spin-off of BBX Capital during September 2020, Mr. Jarett Levan became the Chief Executive Officer and President and a director of BBX Capital, Mr. Alan Levan became the Chairman of the Board of BBX Capital, John E. Abdo became Vice Chairman of BBX Capital and Seth M. Wise became Executive Vice President and a director of BBX Capital. Mr. Alan Levan, Mr. Abdo, Mr. Jarett Levan and Mr. Wise may also be deemed to control BBX Capital through their ownership of BBX Capital’s Class A Common Stock and Class B Common Stock. Mr. Alan Levan and Mr. John Abdo also receive compensation from BBX Capital.

On May 5, 2021, BVH acquired all of the approximately 7% of outstanding shares of Bluegreen’s common stock not previously owned by BVH through a statutory short-form merger under Florida law. In connection with the merger, Bluegreen’s shareholders (other than BVH) received 0.51 shares of the Company’s Class A Common Stock for each share of Bluegreen’s common stock that they held at the effective time of the merger (subject to rounding up of fractional shares). BVH issued approximately 2.66 million shares of its Class A Common Stock in connection with the merger. As a result of the completion of the merger, Bluegreen became a wholly owned subsidiary of BVH and its common stock is no longer publicly traded. Prior to the merger, BVH owned approximately 93% of Bluegreen outstanding common stock.

During the three and six months ended June 30, 2022, the Company recognized expense to the Abdo Companies, Inc. of $38,000 and $77,000, respectively, in exchange for certain management services. During the three months and six months ended June 2021, the Company recognized expense to the Abdo Companies, Inc. $38,000 and $77,000, respectively, for such services. John E. Abdo, the Company’s Vice Chairman, is the principal shareholder and Chief Executive Officer of Abdo Companies, Inc.

In connection with its spin-off of BBX Capital during September 2020, the Company issued a $75.0 million note payable to BBX Capital. See Note 7 for a description of the terms of BVH’s note payable to BBX Capital. Further, in connection with the spin-off, the Company also entered into a Transition Services Agreement, Tax Matters Agreement and Employee Matters Agreement with BBX Capital. The Transition Services Agreement generally sets out the respective rights, responsibilities and obligations of BVH and BBX Capital with respect to the support services provided to one another after the spin-off to ensure an orderly transition. The Transition Services Agreement establishes a baseline charge for certain categories or components of services to be provided, which is at cost unless the parties mutually agree to a different charge. The Transition Services Agreement will continue until terminated, in whole or with respect to any service provided thereunder by either party at any time upon thirty days prior written notice to the other party. No payments were made under the Transition Services Agreement, Tax Matters Agreement or Employee Matters Agreement during the 2021 periods.

In addition to the agreements listed above, the Company reimburses BBX Capital for management, advisory, risk management, administrative and other services. The Company reimbursed BBX Capital $0.7 million and $0.4 million during the three months ended June 30, 2022 and 2021, respectively, and $1.0 million and $0.7 million during the six months ended June 30, 2022 and 2021, respectively, for such services. Further, BBX Capital reimbursed the Company less than $0.1 million during each of the three months ended June 30, 2022 and 2021, and less than $0.1 million and $0.2 million during the six months ended June 30, 2022 and 2021, respectively. The Company had $0.1 million in accrued expenses for the services described above as of June 30, 2022 and no amounts accrued for the services described above as of December 31, 2021.

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

The sales of VOIs and financing segment includes the Company’s marketing and sales activities related to the VOIs that are owned by the Company, VOIs it acquires under just-in-time and secondary market inventory arrangements, and sales of VOIs through fee-for-service arrangements with third-party developers, as well as consumer financing activities in connection with sales of VOIs owned by the Company, and title services operations.

The resort operations and club management segment includes management services activities for the Vacation Club and for a majority of the HOAs of the resorts within the Vacation Club. The Company also provides reservation services, services to owners and billing and collections services to the Vacation Club and certain HOAs, which are included in the resort operations and club management segment. Additionally, this segment includes revenue from the Traveler Plus program, food and beverage and other retail operations, rental services activities, and management of construction activities for certain fee-based developer clients.

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

The table below sets forth the Company’s revenue for its reportable segments for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenues:	2022	2021	2022	2021
Sales of VOIs and financing	$191,091	$151,101	$340,683	$255,463
Resort operations and club management	29,351	27,579	57,474	54,202
Cost reimbursements (1)	16,168	15,552	34,232	32,160
Total segment revenues	236,610	194,232	432,389	341,825
Corporate and other	132	496	668	468
Eliminations	(1,172)	(1,270)	(2,433)	(2,581)
Total revenues	$235,570	$193,458	$430,624	$339,712

(1)Cost reimbursement revenue and expense net to zero and are excluded from the computation of adjusted EBITDA below.

The table below sets forth the Company’s Adjusted EBITDA for its reportable segments reconciled to net income for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Adjusted EBITDA (1):
Sales of VOIs and financing	$37,368	$38,320	$73,105	$59,456
Resort operations and club management	20,920	19,034	41,470	37,259
Segment Adjusted EBITDA	58,288	57,354	114,575	96,715
General and administrative expenses (2)	(22,258)	(19,678)	(47,558)	(45,146)
Depreciation and amortization	(1,846)	(1,630)	(3,678)	(3,230)
Other (expense) income, net	(68)	439	473	278
Interest income (other than interest earned on VOI notes receivable)	132	57	195	190
Interest expense - corporate	(6,241)	(4,969)	(10,603)	(10,541)
Provision for income taxes	(6,171)	(7,694)	(12,361)	(8,883)
Net income	21,836	23,879	41,043	29,383
Less: Net income attributable to Non-controlling interests	(4,052)	(4,378)	(7,272)	(6,908)
Net income attributable to shareholders	$17,784	$19,501	$33,771	$22,475

(1)See Management’s Discussion and Analysis of Financial Condition and Results of Operations for information regarding Adjusted

EBITDA, including the definition of Adjusted EBITDA.

(2) Included in general and administrative expenses for the three and six months ended June 30, 2022 is $0.8 million and $1.6 million, respectively, of share-based compensation. There was $0.2 million of share-based compensation expense during the three and six months ended June 30, 2021.

15. Subsequent Events

On July 20, 2022, the Company’s board of directors declared a quarterly cash dividend of $0.15 per share on its Class A and Class B common stock, which totaled $2.8 million in the aggregate with a record date of August 8, 2022, to be paid on August 22, 2022.

In July 2022, the Company purchased 46 one-bedroom units at a resort in Vail, Colorado for $18.6 million.  The transaction was accounted for as an asset acquisition with the purchase price to be allocated to VOI Inventory in the Company’s unaudited consolidated balance sheet.

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

Except as otherwise noted or where the context requires otherwise, references in this Quarterly Report on Form 10-Q to “the Company,” “we,” “us” and “our” refer to Bluegreen Vacations Holding Corporation, together with its consolidated subsidiaries, including Bluegreen Vacations Corporation and its consolidated subsidiaries (“Bluegreen”). References to “BVH” or the “Parent company” refer to Bluegreen Vacations Holding Corporation at its parent company only level.

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

•risks associated with the adverse impact of economic conditions, including the impact of the COVID-19 pandemic, supply chain constraints, labor shortages and inflationary trends on the Company’s operations and results, the price and liquidity of the Company’s Class A Common Stock and Class B Common Stock, and the Company’s ability to obtain additional capital, including the risk that if the Company needs or otherwise believes it is advisable to issue debt or equity securities or to incur indebtedness in order to fund the Company’s operations or investments, it may not be able to issue any such securities or obtain such indebtedness on favorable terms, or at all, and any issuance could result in the dilution of the interest of the Company’s shareholders;

•the availability of financing, the Company’s ability to sell, securitize or borrow against its VOI notes receivable on acceptable terms, and the Company’s ability to successfully increase its credit facility capacity or enter into capital market transactions or other alternatives to provide for sufficient available cash for a sustained period of time;

•the Company may not be successful in converting its pipeline of vacation packages into sales of vacation ownership interests (“VOIs”) at rates consistent with or exceeding historical levels;

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

•risks related to potential business expansion or other strategic opportunities, including that they may involve significant costs and the incurrence of significant indebtedness and may not be successful and that the Company’s efforts and expenses, including those aimed at enhancing the experience of Bluegreen Vacation Club Members, may be greater than anticipated and may not result in the benefits anticipated;

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

•the risks of the real estate market and the risks associated with real estate development, including a decline in real estate values and a deterioration of other conditions relating to the real estate market and real estate development, and the risks associated with the Company’s ability to maintain adequate, sufficient or desired amounts of VOI inventory for sale;

•risks associated with the Company’s ability to comply with applicable regulations, and the costs of compliance efforts or a failure to comply, including risks associated with the Company’s ability to maintain the integrity of internal or customer data, the failure of which could result in damage to its reputation and/or subject the Company to costs, fines or lawsuits;

•risks associated with adverse trends or disruptions in economic conditions generally or in the vacation ownership, vacation rental and travel industries, the Company’s ability to compete effectively in the highly competitive vacation ownership industry and against hotel and other hospitality and lodging alternatives and decreased demand from prospective purchasers of VOIs;

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

•risks associated with audits of the Company or its subsidiaries’ tax returns, including that they may result in the imposition of additional taxes;

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

Non-GAAP Financial Measures

This Quarterly Report on Form 10-Q includes discussions of terms that are not recognized terms under GAAP, and financial measures that are not calculated in accordance with GAAP, including system-wide sales of VOIs, guest tours, sale to tour conversion ratio, average sales volume per guest, EBITDA, Segment Adjusted EBITDA, and Adjusted EBITDA Attributable to Shareholders. For a discussion of EBITDA, Adjusted EBITDA, and EBTIDA Attributable to Shareholders, see “Key Business and Financial Metrics Used by Management” below. In addition, see “Reportable Segments Results of Operations” below for a reconciliation of Adjusted EBITDA to net income and system-wide sales of VOIs to gross sales of VOIs. See also “Key Business and Financial Metrics used by Management” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s Annual Report on Form10-K for the year ended December 31, 2021.

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

As of June 30, 2022, the Company had total consolidated assets of approximately $1.3 billion and equity of approximately $312.5 million.

Summary of Consolidated Results of Operations

Consolidated Results

The following summarizes key financial highlights for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021:

•Total consolidated revenues of $235.6 million for the three months ended June 30, 2022, a 22% increase compared to $193.5 million in the three months ended June 30, 2021. Total consolidated revenues of $430.6 million for the six months ended June 30, 2022, a 27% increase compared to $339.7 million in the six months ended June 30, 2021.

•Income before income taxes from continuing operations of $28.0 million for the three months ended June 30, 2022 compared to income of $31.6 million during the three months ended June 30, 2021. Income before income taxes from continuing operations of $53.4 million for the six months ended June 30, 2022 compared to $38.3 million during the six months ended June 30, 2021.

•Net income attributable to shareholders of $17.8 million for the three months ended June 30, 2022 compared to $19.5 million during the three months ended June 30, 2021. Net income attributable to shareholders of $33.8 million for the six months ended June 30, 2022 compared to $22.5 million during the six months ended June 30, 2021.

•Diluted earnings per share from continuing operations of $0.87 for the three months ended June 30, 2022 compared to $0.93 during the three months ended June 30, 2021. Diluted earnings per share from continuing operations of $1.63 for the six months ended June 30, 2022 compared to $1.12 during the six months ended June 30, 2021.

The Company’s results for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 were significantly impacted by the timing of, and the Company’s response to the COVID-19 pandemic. Specifically, the Company experienced:

•An increase in revenues attributable to improved conditions and performance in the 2022 periods.

•Lower gross profit margin from sales of VOIs in the 2022 periods as a result of higher cost of VOIs partially offset by a decrease in the provision for loan losses as a percentage of sales during the 2022 periods.

•An increase in selling, general and administrative expenses both in total dollars and as percentage of system-wide sales of VOIs attributable to the continued expansion of our sales and marketing operations, an increase in the number of guest tours, and a higher proportion of system-wide sales of VOIs to new customers, which have a higher marketing cost compared to VOI sales to existing owner.

Segment Results

The Company reports the results of its business activities through the following reportable segments: Sales of VOIs and Financing; and Resort Operations and Club Management.

Information regarding income before income taxes by reportable segment is set forth in the table below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
(in thousands)
Sales of VOIs and financing	$35,703	$36,890	$69,791	$56,621
Resort operations and club management	20,739	18,834	41,106	36,864
Bluegreen corporate and other	(26,266)	(21,742)	(53,371)	(50,288)
BVH corporate	(2,169)	(2,409)	(4,122)	(4,931)
Income before income taxes from continuing operations	28,007	31,573	53,404	38,266
Provision for income taxes	(6,171)	(7,694)	(12,361)	(8,883)
Net income	21,836	23,879	41,043	29,383
Less: Net income attributable to noncontrolling interest	4,052	4,378	7,272	6,908
Net income attributable to shareholders	$17,784	$19,501	$33,771	$22,475

Executive Overview

Bluegreen is a leading vacation ownership company that markets and sells VOIs and manages resorts in popular leisure and urban destinations. As of June 30, 2022, Bluegreen’s resort network includes 45 Club Resorts (resorts in which owners in its Vacation Club have the right to use most of the units in connection with their VOI ownership) and 23 Club Associate Resorts (resorts in which owners in its Vacation Club have the right to use a limited number of units in connection with their VOI ownership). These Club Resorts and Club Associate Resorts are primarily located in high-volume, “drive-to” vacation locations, including Orlando, Las Vegas, the Smoky Mountains, Myrtle Beach, Charleston, Branson area, and New Orleans, among others. Through Bluegreen’s points-based system, the approximately 217,000 owners in Bluegreen’s Vacation Club have the flexibility to stay at units available at any of Bluegreen’s resorts and have access to over 11,200 other hotels and resorts through partnerships and exchange networks. Bluegreen’s sales and marketing platform is supported by marketing relationships with nationally-recognized consumer brands, such as Bass Pro and Choice Hotels. The Company believes these marketing relationships drive sales within its core demographic.

COVID-19 Pandemic

The COVID-19 pandemic has caused significant disruptions in international and U.S. economies and markets, and has had an unprecedented impact on the travel and hospitality industries. We believe that the increase in sales of VOIs in the second quarter of 2022 reflect the high demand for domestic travel despite continued COVID-19 cases, higher interest rates and inflationary trends during the period. While we hope that current conditions in the travel and leisure industry continue, the future impact of any changes in economic conditions and the pandemic on the Company’s future revenue, net income and operating results is uncertain.

VOI Sales and Financing

Bluegreen’s primary business is the marketing and sale of deeded VOIs, developed either internally or by third parties. Customers who purchase these VOIs receive an allotment of points, which can be redeemed for stays at one of Bluegreen’s resorts or at 11,200 other hotels and resorts available through partnerships and exchange networks. Bluegreen’s goal is to employ a flexible model with a mix of sales of owned, acquired or developed VOIs and sales of VOIs on behalf of third-party developers, as determined by management to be appropriate from time to time based on market and economic conditions, available cash, and other factors. Bluegreen believes that its relationships with third-party developers enables it to generate fees from the sale and marketing of their VOIs without incurring the significant upfront capital investment generally associated with resort acquisition or development. However, sales of Bluegreen owned inventory typically result in a greater contribution to EBITDA and Adjusted EBITDA, while fee-based sales typically do not require an initial investment or involve development financing risk. Both Bluegreen owned VOI sales and fee-based VOI sales result in recurring, incremental and long-term fee streams by adding owners to the Bluegreen Vacation Club and new resort management contracts. Fee-based sales of VOIs comprised 14% and 33% of Bluegreen’s system-wide sales of VOIs during the three months ended June 30, 2022 and 2021, respectively, and 18% and 34% of Bluegreen’s system-wide sales of VOIs during the six months ended June 30, 2022 and 2021, respectively. Bluegreen intends to remain flexible with respect to its sales of the different categories of its VOI inventory in the future based on economic conditions, business initiatives and other considerations. In conjunction with sales of VOIs, the Company also generates interest income by providing financing to qualified purchasers. Collateralized by the underlying VOIs, Bluegreen’s loans are generally structured as 10-year, fully-amortizing loans with a fixed interest rate ranging from approximately 12% to 18% per annum. As of June 30, 2022, the weighted-average interest rate on Bluegreen’s VOI notes receivable was 15.3%. In addition, the Company earns fees for various other services it provides, including title and escrow services in connection with the closing of VOI sales, and mortgage servicing.

Resort Operations and Club Management

Bluegreen enters into management agreements with the HOAs that maintain most of the resorts in Bluegreen’s Vacation Club and earns fees for providing management services to those HOAs and the approximately 217,000 Vacation Club owners. These resort management services include providing or overseeing front desk operations, housekeeping services, maintenance, and certain accounting and administration functions. Bluegreen’s management contracts generally yield recurring cash flows and do not have the traditional risks associated with hotel management contracts that are generally linked to daily rate or occupancy. Bluegreen’s management contracts are typically structured as “cost-plus,” with an initial term of three years and automatic one year renewals. In connection with the management services provided to the Bluegreen Vacation Club, Bluegreen manages the reservation system and provides owner, billing and collection services.

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

EBITDA, Adjusted EBITDA, and Adjusted EBITDA Attributable to Shareholders

The Company defines EBITDA as earnings, or net income, before taking into account income taxes, interest income (excluding interest earned on VOI notes receivable), interest expense (excluding interest expense incurred on debt secured by VOI notes receivable), and depreciation and amortization. The Company defines Adjusted EBITDA as EBITDA, adjusted to exclude amounts of loss (gain) on assets held for sale, share-based compensation expense, and items that the Company believes are not representative of ongoing operating results. Adjusted EBITDA Attributable to Shareholders is Adjusted EBITDA excluding amounts attributable to the non-controlling interest in Bluegreen/Big Cedar Vacations (in which Bluegreen owns a 51% interest). For purposes of the calculation of EBITDA, Adjusted EBITDA and Adjusted EBITDA Attributable to Shareholders, no adjustments were made for interest income earned on VOI notes receivable or the interest expense incurred on debt that is secured by such notes receivable because they are both considered to be part of the ordinary operations of the Company’s business.

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

EBITDA, Adjusted EBITDA and Adjusted EBITDA Attributable to Shareholders are not recognized terms under GAAP and should not be considered as an alternative to net income or any other measure of financial performance or liquidity, including cash flow, derived in accordance with GAAP, or to any other method or analyzing results as reported under GAAP. The limitations of using EBITDA, Adjusted EBITDA or Adjusted EBITDA Attributable to Shareholders as an analytical tool include, without limitation, that EBITDA, Adjusted EBITDA and Adjusted EBITDA Attributable to Shareholders do not reflect: (i) changes in, or cash requirements for, working capital needs; (ii) interest expense, or the cash requirements necessary to service interest or principal payments on indebtedness (other than as noted above); (iii) tax expense or the cash requirements to pay taxes; (iv) historical cash expenditures or future requirements for capital expenditures or contractual commitments; or (v) the effect on earnings or changes resulting from matters that the Company does not believe to be indicative of future operations or performance. Further, although depreciation and amortization are non-cash charges, the assets being depreciated and amortized often have to be replaced in the future, and EBITDA, Adjusted EBITDA and Adjusted EBITDA Attributable to Shareholders do not reflect any cash that may be required for such replacements. In addition, the Company’s definition of Adjusted EBITDA or Adjusted EBITDA Attributable to Shareholders may not be comparable to definitions of Adjusted EBITDA, Adjusted EBITDA Attributable to Shareholders or other similarly titled measures used by other companies.

Reportable Segments Results of Operations

Adjusted EBITDA Attributable to Shareholders for the three and six months ended June 30, 2022 and 2021:

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

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2022	2021	2022	2021
(in thousands)
Adjusted EBITDA - sales of VOIs and financing	$37,368	$38,320	$73,105	$59,456
Adjusted EBITDA - resort operations and club management	20,920	19,034	41,470	37,259
Total Segment Adjusted EBITDA	58,288	57,354	114,575	96,715
Less: Bluegreen's Corporate and other	(18,922)	(16,282)	(40,419)	(38,896)
Less: BVH Corporate and other	(575)	(563)	(1,047)	(1,352)
Adjusted EBITDA	38,791	40,509	73,109	56,467
Less: Adjusted EBITDA attributable to non-controlling interest	(4,115)	(4,782)	(7,385)	(8,029)
Total Adjusted EBITDA attributable to shareholders	$34,676	$35,727	$65,724	$48,438

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
(in thousands)
Net income attributable to shareholders	$17,784	$19,501	$33,771	$22,475
Net income attributable to the non-controlling interest in Bluegreen/Big Cedar Vacations	4,052	4,378	7,272	6,908
Net Income	21,836	23,879	41,043	29,383
Add: Depreciation and amortization	3,852	3,885	7,773	7,736
Less: Interest income (other than interest earned on
VOI notes receivable)	(132)	(57)	(195)	(190)
Add: Interest expense - corporate and other	6,241	4,969	10,603	10,541
Add: Provision for income taxes	6,171	7,694	12,361	8,883
EBITDA	37,968	40,370	71,585	56,353
Add: Share-based compensation expense(1)	817	152	1,562	152
Gain on assets held for sale	6	(13)	(38)	(38)
Adjusted EBITDA	38,791	40,509	73,109	56,467
Adjusted EBITDA attributable to the non-controlling interest	(4,115)	(4,782)	(7,385)	(8,029)
Adjusted EBITDA attributable to shareholders	$34,676	$35,727	$65,724	$48,438

(1)Share-based compensation expense for the three and six months ended June 30, 2022 consisted of $0.8 million and $1.6 million, respectively, related to restricted stock awards granted in June 2021 and January 2022.

The following table reconciles system-wide sales of VOIs to gross sales of VOIs, the most comparable GAAP financial measure.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Gross sales of VOIs	$170,787	$110,300	$286,395	$178,550
Add: Fee-Based sales	27,760	53,142	63,697	91,939
System-wide sales of VOIs	$198,547	$163,442	$350,092	$270,489

For the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021

Sales of VOIs and Financing

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022		2021		2022		2021
	Amount	% of System-wide sales of VOIs (5)	Amount	% of System-wide sales of VOIs (5)	Amount	% of System-wide sales of VOIs (5)	Amount	% of System-wide sales of VOIs (5)
(in thousands)
Bluegreen owned VOI sales(1)	$170,787	86	$110,300	67	$286,395	82	$178,550	66
Fee-Based VOI sales	27,760	14	53,142	33	63,697	18	91,939	34
System-wide sales of VOIs	198,547	100	163,442	100	350,092	100	270,489	100
Less: Fee-Based sales	(27,760)	(14)	(53,142)	(33)	(63,697)	(18)	(91,939)	(34)
Gross sales of VOIs	170,787	86	110,300	67	286,395	82	178,550	66
Provision for loan losses (2)	(26,526)	(16)	(18,488)	(17)	(43,105)	(15)	(30,807)	(17)
Sales of VOIs	144,261	73	91,812	56	243,290	69	147,743	55
Cost of VOIs sold (3)	(18,221)	(13)	(7,024)	(8)	(30,063)	(12)	(12,193)	(8)
Gross profit (3)	126,040	87	84,788	92	213,227	88	135,550	92
Fee-Based sales commission revenue (4)	18,850	68	35,618	67	42,934	67	61,336	67
Financing revenue, net of financing expense	19,259	10	15,799	10	37,998	11	30,922	11
Other expense	(358)	0	—	0	(510)	0	—	0
Other fee-based services, title operations and other, net	2,467	1	2,079	1	4,598	1	3,634	1
Net carrying cost of VOI inventory	(4,013)	(2)	(6,118)	(4)	(8,067)	(2)	(13,891)	(5)
Selling and marketing expenses	(112,571)	(57)	(87,130)	(53)	(196,457)	(56)	(145,131)	(54)
General and administrative expenses - sales and marketing	(13,971)	(7)	(8,146)	(5)	(23,932)	(7)	(15,799)	(6)
Operating profit - sales of VOIs and financing	35,703	18%	36,890	23%	69,791	20%	56,621	21%
Add: Depreciation and amortization	1,665		1,430		3,314		2,835
Adjusted EBITDA - sales of VOIs and financing	$37,368		$38,320		$73,105		$59,456

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

System-wide sales of VOIs. System-wide sales of VOIs were $198.5 million and $163.4 million during the three months ended June 30, 2022 and 2021, respectively, and $350.1 million and $270.5 million during the six months ended June 30, 2022 and 2021, respectively. System-wide sales of VOIs are driven by the number of guests attending a timeshare sale presentation (a “guest tour”) and our ability to convert such guest tours into purchases of VOIs. The number of guest tours is driven by the number of existing owner guests Bluegreen has staying at a resort with a sales center, who agree to attend a sales presentation, and the number of new guest arrivals, the majority of which are utilizing a vacation package. During the three and six months ended June 30, 2022, we experienced increases in both the number of existing owner tours and the number of new guest tours, which contributed to an increase in the total number of guest tours by 13% and 23%, respectively, compared to three and six months ended June 30, 2021. The COVID-19 pandemic impacted the number of new guest tours during the 2021 periods, resulting in lower system-wide sales of VOIs.

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

Sales of VOIs. Sales of VOIs were $144.3 million and $91.8 million during the three months ended June 30, 2022 and 2021, respectively, and $243.3 million and $147.7 million during the six months ended June 30, 2022 and 2021, respectively. Sales of VOIs were impacted by the factors described in the discussion of system-wide sales of VOIs above and the proportion of Fee-Based VOI sales and the provision for loan losses. Gross sales of VOIs were reduced by $26.5 million and $18.5 million during the three months ended June 30, 2022 and 2021, respectively, and $43.1 million and $30.8 million during the six months ended June 30, 2022 and 2021, respectively, for the provision for loan losses. The provision for loan losses varies based on the amount of financed, non-fee based sales during the period and changes in estimates of future VOI notes receivable performance for existing and newly originated loans. The percentage of sales which were realized in cash within 30 days from sale was 43% and 45% during the three months ended June 30, 2022 and 2021, respectively, and 43% and 45% during the six months ended June 30, 2022 and 2021, respectively. The provision for loan losses as a percentage of gross sales of VOIs was 16% and 17% during the three months ended June 30, 2022 and 2021, respectively, and 15% and 17% during the six months ended June 30, 2022 and 2021, respectively. The decrease in the provision for loan loss as a percentage of sales during the 2022 periods as compared to the 2021 periods is due to lower than estimated 2022 defaults and higher than anticipated prepayments on the existing portfolio.

We believe that the COVID-19 pandemic and general economic conditions including inflationary trends may have an impact on the collectability of our VOI notes receivable. The provision for loan losses is also impacted by defaults which Bluegreen believes are attributable to the receipt of letters from third parties and attorneys who purport to represent certain VOI owners and who have encouraged such owners to become delinquent and ultimately default on their obligations. See Note 9: Commitments and Contingencies to the Company’s unaudited consolidated financial statements included in Item 1 of this report for additional information regarding such letters and actions we have taken in connection with such letters. The impact of general economic conditions, including continuation or worsening of supply chain constraints, labor shortages and inflationary trends, the COVID-19 pandemic, the continued impact of actions taken by timeshare exit firms are highly uncertain. There is no assurance that steps taken to mitigate the impact of these factors will be successful or that these matters will not impact the collectability of our VOI notes receivable to a greater extent than estimated. As a result, actual defaults may differ from our estimates and the allowance for loan losses may not prove to be adequate.

The average annual default rates and delinquency rates (more than 30 days past due) on our VOI notes receivable were as follows:

	For the Twelve Months Ended June 30,
	2022	2021

Average annual default rates (1)	7.86%	9.73%

	As of June 30,
	2022	2021

Delinquency rates (1)	2.75%	2.56%

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

The following table sets forth certain information for system-wide sales of VOIs for the three and six months ended June 30, 2022 and 2021:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022	2021	Change		2022	2021	Change
(dollars in thousands)
Number of sales centers open at period-end	24	24	—%		24	24	—%
Total number of VOI sales transactions	9,740	9,677	1%		17,254	15,874	9%
Average sales price per transaction	$20,552	$17,004	21%		$20,410	$17,121	19%
Number of total guest tours	66,376	58,533	13%		115,237	93,354	23%
Sale-to-tour conversion ratio– total marketing guests	14.7%	16.5%	(180)	bp	15.0%	17.0%	(200)	bp
Number of existing owner guest tours	29,716	25,686	16%		54,557	44,018	24%
Sale-to-tour conversion ratio– existing owners	17.3%	20.0%	(270)	bp	17.0%	20.3%	(330)	bp
Number of new guest tours	36,660	32,847	12%		60,680	49,336	23%
Sale-to-tour conversion ratio– new guests	12.6%	13.8%	(120)	bp	13.1%	14.1%	(100)	bp
Percentage of sales to existing owners	53.6%	55.0%	(140)	bp	55.1%	58.4%	(330)	bp
Average sales volume per guest	$3,016	$2,811	7%		$3,056	$2,911	5%

Cost of VOIs Sold. During the three months ended June 30, 2022 and 2021, cost of VOIs sold was $18.2 million and $7.0 million, respectively. Cost of VOIs sold was $30.1 million and $12.2 million during the six months ended June 30, 2022 and 2021, respectively. Cost of VOIs sold was 13% and 8% during the three months ended June 30, 2022 and 2021, respectively, and 12% and 8% during the six months ended June 30, 2022 and 2021, respectively. Cost of VOIs sold as a percentage of sales of VOIs varies between periods based on the relative costs of the specific VOIs sold in each period and the size of the point packages of the VOIs sold (due to offered volume discounts, including consideration of cumulative sales to existing owners). Additionally, the effect of changes in estimates under the relative sales value method, including estimates of sales, future defaults, upgrades and incremental revenue from the resale of repossessed VOI inventory, are accounted for as VOI inventory true-ups and retrospectively adjust the margin previously recognized subject to those estimates. During the three and six months ended June 30, 2022, approximately $7.2 and $10.0 million, respectively, of cost of VOIs sold related to these true-ups. Cost of sales is typically favorably impacted in periods where a significant amount of Secondary Market VOI inventory is acquired or actual defaults and equity trades are higher than anticipated and the resulting change in estimate is recognized. Cost of VOIs sold as a percentage of sales of VOIs was higher for the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021 primarily due to the relative mix of inventory being sold in the 2022 periods and timing of secondary market VOI purchases.

Fee-Based Sales Commission Revenue. During the three months ended June 30, 2022 and 2021, Bluegreen sold $27.8 million and $53.1 million, respectively, and during the six months ended June 30, 2022 and 2021, Bluegreen sold $63.7 million and $91.9 million, respectively, of third-party VOI inventory under commission arrangements and earned sales and marketing commissions of $18.9 million and $35.6 million, respectively, during the three months ended June 30, 2022 and 2021, and $42.9 million and $61.3 million during the six months ended June 30, 2022 and 2021, respectively, in connection with those sales. The decrease in sales of third-party developer inventory on a commission basis during the 2022 periods was due to Bluegreen’s increased focus on selling Bluegreen owned VOI sales. Bluegreen earned an average sales and marketing commission of 68% and 67% during the three months ended June 30, 2022 and 2021, respectively, and 67% during both the six months ended June 30, 2022 and 2021, which is net of a reserve for commission refunds in connection with early defaults and cancellations pursuant to the terms of certain fee-based service arrangements. Bluegreen typically recognizes a sales and marketing commission between 65% and 68% on sales of third-party VOI inventory.

Financing Revenue, Net of Financing Expense — Sales of VOIs. Interest income on VOIs notes receivable was $23.4 million and $19.5 million during the three months ended June 30, 2022 and 2021, respectively, which was partially offset by interest expense on receivable-backed debt of $4.1 million and $3.9 million, respectively. Interest income on VOIs notes receivable was $45.5 million and $38.7 million during the six months ended June 30, 2022 and 2021, respectively, which was partially offset by interest expense on receivable-backed debt of $7.5 million and $8.1 million, respectively. The increase in finance revenue, net of finance expense in the 2022 periods as compared to the 2021 periods is primarily due to higher VOI notes receivable balances as a result of higher sales of VOIs and lower outstanding receivable-backed debt balances. Revenues from mortgage servicing during the three months ended June 30, 2022 and 2021 were $1.2 million and $1.3 million, respectively, and $2.4 million and $2.6 million during the six months ended June 30, 2022 and 2021, respectively, which are included in financing revenue, net of mortgage servicing expenses of $1.5 million and $1.1 million during the three months ended June 30, 2022 and 2021, respectively, and $2.9 million and $2.3 million during the six months ended June 30, 2022 and 2021, respectively. Revenues from mortgage servicing is expected to continue to decrease over time as the portfolio of serviced loans decreases due to normal amortization and a higher proportion of system-wide sales of VOIs are generated from Bluegreen owned VOI sales.

Other Fee-Based Services — Title Operations, net. During the three months ended June 30, 2022 and 2021, revenue from title operations was $3.4 million and $2.9 million, respectively, which was partially offset by expenses directly related to title operations of $1.0 million and $0.8 million, respectively. During the six months ended June 30, 2022 and 2021, revenue from title operations was $6.5 million and $5.1 million, respectively, which was partially offset by expenses directly related to title operations of $1.9 million and $1.5 million, respectively. Resort title fee revenue varies based on VOI sales volumes as well as the title costs in the jurisdictions where the inventory being sold is located. The increase in the 2022 periods is due to the increase in system-wide sales of VOIs during each period compared to the 2021 periods, as described above.

Net Carrying Cost of VOI Inventory. The gross carrying cost of VOI inventory was $10.7 million and $11.6 million during the three months ended June 30, 2022 and 2021, respectively, which was partially offset by rental and sampler revenues of $6.7 million and $5.5 million, respectively. The gross carrying cost of VOI inventory was $20.9 million and $22.5 million during the six months ended June 30, 2022 and 2021, respectively, which was partially offset by rental and sampler revenues of $12.9 million and $8.6 million, respectively. The decrease in net carrying costs of VOI inventory was primarily related to increased rentals of developer inventory and increased sampler stays, and to a lesser extent, lower maintenance fees and developer subsidies associated with the decrease in VOI inventory. In certain circumstances, marketing costs are offset by using inventory for marketing guest stays.

Selling and Marketing Expenses. Selling and marketing expenses were $112.6 million and $87.1 million during the three months ended June 30, 2022 and 2021, respectively, and $196.5 million and $145.1 million during the six months ended June 30, 2022 and 2021, respectively. The increase in selling and marketing expenses during the 2022 periods compared to the 2021 periods is primarily attributable to increased variable costs such as commissions to sales personnel as a result of the increase in system-wide sales, increased expenses to fulfill more guest tours in the 2022 periods, and the cost of expanded marketing operations, including the expansion of marketing operations into one Bass Pro store and 15 additional Cabela’s stores since June 30, 2021. We utilize our marketing operations at Bass Pro and Cabela’s stores to sell vacation packages to customers for future travel which require the customers to attend a timeshare presentation. Further, we have invested in various local and national marketing programs in an effort to attract new customers. These program changes may not be successful or generate a sufficient number of prospects to offset the program costs incurred.

Bluegreen’s vacation marketing programs resulted in the sale of 40,395 vacation packages during the second quarter of 2022. As compared to the second quarter of 2021, this reflects a decrease of approximately 28% in vacation package sales, which we believe is due primarily to the challenging labor market, which impacted staffing levels and turnover at our kiosks, the impact of inflation on consumer traffic in the retail operations in which we operate, as well as certain changes to our package program, which we began testing in the second quarter of 2022.

As a percentage of system-wide sales of VOIs, selling and marketing expenses were 57% and 53% during the three months ended June 30, 2022 and 2021, respectively, and 56% and 54%, respectively, during the six months ended June 30, 2022 and 2021. The increase in selling and marketing expenses as a percentage of system-wide sales of VOIs reflects a higher proportion of VOI sales to new customers, which involve higher marketing cost than existing owners and the expansion of our sales and marketing operations.

The following table sets forth certain new customer marketing information, excluding sampler and other returning owner vacation packages, for the three and six months ended June 30, 2022 and 2021:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Number of Bass Pro and Cabela's marketing locations at period-end	128	112	14	128	112	14
Number of vacation packages outstanding, beginning of the period (1)	200,627	132,142	52	187,244	121,915	54
Number of vacation packages sold	40,395	56,256	(28)	82,385	105,630	(22)
Number of vacation packages outstanding, end of the period (1)	184,782	163,738	13	184,782	163,738	13
% of Bass Pro vacation packages at period end	43%	51%	(16)	43%	51%	(16)
% of Cabela's vacation packages at period end	18%	18%	—	18%	18%	—
% of Choice Hotel vacation packages at period end	26%	21%	24	26%	21%	24
% of Other vacation packages at period end	13%	9%	44	13%	9%	44

(1)Excludes vacation packages sold to customers more than one year prior to the period presented and vacation packages sold to customers who had already toured but purchased an additional vacation package.

In addition to vacation packages sold to new prospects, we also sell vacation packages to customers who have already toured, some of whom purchased a VOI, and have indicated they would tour again. As of June 30, 2022, the pipeline of such packages was approximately 16,800. There is no assurance that such packages will convert to sales at historical or expected levels.

General and Administrative Expenses — Sales and Marketing Operations. General and administrative expenses, representing expenses directly attributable to sales and marketing operations, were $14.0 million and $8.1 million during the three months ended June 30, 2022 and 2021, respectively, and $23.9 million and $15.8 million during the six months ended June 30, 2022 and 2021, respectively, primarily reflecting increased compensation costs and other related administrative costs due to higher sales of VOIs and the expansion of our sales and marketing support operations. As a percentage of system-wide sales of VOIs, general and administrative expenses directly attributable to sales and marketing operations were 7% and 5% during the three months ended June 30, 2022 and 2021, and 7% and 6%, respectively, during the six months ended June 30, 2022 and 2021, respectively.

Resort Operations and Club Management

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(dollars in thousands)	2022		2021		2022		2021
Resort operations and club management revenue	$45,519		$43,131		$91,706		$86,362
Resort operations and club management expense	(24,780)		(24,297)		(50,600)		(49,498)
Operating profit - resort operations and club management	20,739	46%	18,834	44%	41,106	45%	36,864	43%
Add: Depreciation and amortization	181		200		364		395
Adjusted EBITDA - resort operations and club management	$20,920		$19,034		$41,470		$37,259

Resort Operations and Club Management Revenue. Resort operations and club management revenue increased 6% during both the three and six months ended June 30, 2022, as compared to the three and six months ended June 30, 2021. Cost reimbursement revenue, which consists of payroll and other operating expenses which we incur and pass through to the HOAs, increased 4% and 6% during the three and six months ended June 30, 2022, respectively, as compared to the three and six months ended June 30, 2021. The increase in cost reimbursement revenue was primarily attributable to an increase in headcount and higher wages. Excluding cost reimbursement revenue, resort operations and club management revenues increased 6% during both the three and six months ended June 30, 2022, as compared to the three and six months ended June 30, 2021 primarily due to an increase in management fees commensurate with higher resort operating costs. Our resort network includes 68 Club and Club Associate Resorts as of both June 30, 2022 and 2021. We managed 49 resort properties as of both June 30, 2022 and 2021.

Resort Operations and Club Management Expense. During the three and six months ended June 30, 2022, resort operations and club management expense increased 2% compared to three and six months ended June 30, 2021. The increase was primarily due to increased compensation costs incurred during the 2022 periods as a result of higher staffing levels and a competitive labor market.

Bluegreen Corporate and Other

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
General and administrative expenses - corporate and other	$(21,652)	$(19,093)	$(46,453)	$(43,719)
Other (expense) income, net	(99)	418	415	204
Loss (gain) on assets held for sale	6	(12)	(38)	(37)
Add: Depreciation and amortization	2,006	2,253	4,095	4,504
Add: Share-based compensation and other	817	152	1,562	152
Adjusted EBITDA - Corporate and other	$(18,922)	$(16,282)	$(40,419)	$(38,896)

General and Administrative Expenses — Corporate and Other. General and administrative expenses directly attributable to corporate overhead were $21.7 million and $46.5 million during the three and six months ended June 30, 2022, respectively, compared to $19.1 million and $43.7 million during the three and six months ended June 30, 2021, respectively. The increases were primarily due to higher compensation and benefits, higher legal expenses, and higher IT costs during the 2022 periods as compared to the 2021 periods.

Other (Expense) Income, net. Other (expense) income, net was $(0.1) million and $0.4 million during the three and six months ended June 30, 2022, respectively, compared to $0.4 million and $0.2 million during the three and six months ended June 30, 2021, respectively.

Interest Expense.  Interest expense unrelated to receivable-backed debt was $4.7 million and $7.5 million during the three and six months ended June 30, 2022, respectively, compared to $3.2 million and $6.9 million during the three and six months ended June 30, 2021, respectively. The increases in such interest expense during the three and six months ended June 30, 2022 were primarily due to the higher weighted-average cost of borrowing, as compared to the three and six months ended June 30, 2021. The weighted average cost of borrowing excluding receivable-backed debt as of June 30, 2022 was approximately 5.6% compared to approximately 4.9% as of June 30, 2021.

Net Income Attributable to Non-Controlling Interest. The Company includes in its consolidated financial statements the results of operations and financial condition of Bluegreen/Big Cedar Vacations, Bluegreen’s 51%-owned subsidiary. Net income attributable to non-controlling interest is the portion of Bluegreen/Big Cedar Vacations that is attributable to Big Cedar LLC, which holds the remaining 49% interest in Bluegreen/Big Cedar Vacations. Net income attributable to noncontrolling interests during the three and six months ended June 30, 2022 was $4.1 million and $7.3 million, respectively, compared to $4.4 million and $6.9 million during the three and six months ended June 30, 2021, respectively. The increase in net income attributable to noncontrolling interests for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 reflects higher sales of VOIs and operating profit at Bluegreen/Big Cedar Vacations.

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

Corporate General and Administrative Expenses

BVH’s corporate general and administrative expenses for the three and six months ended June 30, 2022 were $0.6 million and $1.1 million, respectively, compared to $0.6 million and $1.4 million during the three and six months ended June 30, 2021, respectively, and consist primarily of costs associated with BVH being a publicly traded company (including, but not limited to, executive compensation, shareholder relations, and legal and audit expenses).

Interest Expense

BVH’s interest expense for the three and six months ended June 30, 2022 was $1.6 million and $3.1 million, respectively, compared to $1.8 million and $3.6 million during the three and six months ended June 30, 2021, respectively. Interest expense includes $0.8 million and $1.5 million, for the three and six months ended June 30, 2022, respectively, and $1.5 million and $2.3 million during the three and six months ended June 30, 2021, respectively, of interest expense on the note payable to BBX Capital issued in connection with the spin-off of BBX Capital in September 2020. The decrease in interest expense was primarily due to the $25.0 million repayment of the note to BBX Capital in December 2021.

Provision for Income Taxes from Continuing Operations

The provision for income taxes was $6.2 million and $12.4 million for the three and six months ended June 30, 2022, respectively, compared to $7.7 million and $8.9 million during the three and six months ended June 30, 2021, respectively. The Company’s effective income tax rate was approximately 26% and 28% during the three months ended June 30, 2022 and 2021, respectively, 27% and 28% during the six months ended June 30, 2022 and 2021, respectively.

Changes in Financial Condition

The following table summarizes the Company’s cash flows for the periods indicated (in thousands)

	For the Six Months Ended June 30,
	2022	2021

Net cash provided by operating activities	$68,924	$53,269
Net cash used in investing activities	(7,867)	(8,229)
Net cash provided by (used in) financing activities	20,185	(39,381)
Net increase in cash, cash equivalents, and restricted cash	$81,242	$5,659

Cash Flows from Operating Activities

The Company’s operating cash flow increased $15.6 million during the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily reflecting the following:

•increased operating profit in the 2022 period reflecting the stronger 2022 performance and continued recovery from the COVID-19 pandemic;

•timing of the payment of certain 2022 expenses, including those to Bass Pro, made in December 2021; and

•decreased cash paid for income taxes;

•partially offset by an increase in our VOI notes receivable portfolio.

Cash Flows from Investing Activities

Cash used in investing activities was $7.9 million and $8.2 million during the six months ended June 30, 2022 and 2021, respectively, and consisted of spending on purchases of property and equipment.

Cash Flows from Financing Activities

Cash provided by financing activities increased $59.6 million during the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to a $92.8 million increase in net borrowings in the 2022 period primarily due to the 2022 Term Securitization, partially offset by $30.8 million of repurchases of shares of our Class A common stock in the 2022 period with no such repurchases in the 2021 period and $3.1 million of dividends paid during the 2022 period with no such dividends in the 2021 period.

For additional information on the availability of cash from existing credit facilities, as well as repayment obligations, see “Liquidity and Capital Resources” below.

Seasonality

The Company has historically experienced, and expects to continue to experience, seasonal fluctuations in its revenues and results of operations. This seasonality has resulted, and may continue to result, in fluctuations in quarterly operating results. Due to consumer travel patterns, we typically experience more tours and higher VOI sales volume during the second and third quarters.

Liquidity and Capital Resources

BVH Parent Company

The Company, at its parent company level, is a holding company with limited operations. It currently expects to incur approximately $2.0 million annually in executive compensation expenses and public company costs and annual interest expense of approximately $6.0 million associated with Woodbridge’s junior subordinated debentures and the note payable to BBX Capital, each as described below. These amounts are based on current expectations and assumptions, currently available information and, with respect to interest expense on Woodbridge’s junior subordinated debentures, interest rates as of June 30, 2022. Such assumptions and expectations may not prove to be accurate, interest rates may increase and, accordingly or otherwise, actual expenses may exceed the amounts expected.

As of June 30, 2022, the Company, excluding its subsidiaries, had cash, cash equivalents, and short-term investments of approximately $4.4 million. Its primary source of liquidity for the foreseeable future is expected to be its available cash, cash equivalents, and short-term investments and distributions from Bluegreen. BVH is dependent on the payment of distributions from Bluegreen to fund its operations and debt service requirements in future periods. There is no assurance that Bluegreen will pay distributions in the amounts required to fund BVH’s needs or at all.

In connection with the spin-off of BBX Capital in September 2020, BVH issued a $75.0 million note payable to BBX Capital that accrues interest at a rate of 6% per annum and requires payments of interest on a quarterly basis. Under the terms of the note, BVH has the option in its discretion to defer interest payments under the note, with interest on the entire outstanding balance thereafter to accrue at a cumulative, compounded rate of 8% per annum until such time as all accrued payments under the note are brought current, including deferred interest. In December 2021, BVH repaid $25.0 million on the note payable to BBX Capital, leaving a remaining balance as of June 30, 2022 of $50.0 million. All outstanding amounts under the note will become due and payable in September 2025 or earlier upon certain other events.

The Company’s wholly owned subsidiary, Woodbridge, had $65.3 million of junior subordinated debentures outstanding as of June 30, 2022. Woodbridge’s junior subordinated debentures accrue interest at a rate of 3-month LIBOR plus a spread ranging from 4.80% to 5.09%, mature between 2035 and 2036, and require interest payments on a quarterly basis.

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

In August 2021, the Company’s board of directors approved a share repurchase program which authorized the repurchase of the Company’s Class A Common Stock and Class B Common Stock at an aggregate cost of up to $40.0 million. In March 2022, the Company’s board of directors approved a $50.0 million increase in the aggregate cost of the Company’s Class A Common Stock and Class B Common Stock that may be repurchased under the program. The Company repurchased and retired 1,068,622 of Class A Common Stock during the six months ended June 30, 2022 for an aggregate purchase price of $30.8 million. As of June 30, 2022, $32 million remained available for the repurchase of shares under the Company’s share repurchase program. In July 2022, the Company repurchased and retired 843,358 of Class A Common Stock for $23.6 million in a private transaction. No shares were repurchased during the six months ended June 30, 2021.

The Company paid a quarterly cash dividend on its Class A and Class B Common Stock of $0.15 per share during the second quarter of 2022 which totaled $3.1 million in the aggregate. On July 20, 2022, the Company’s board of directors declared a quarterly cash dividend of $0.15 per share on its Class A and Class B Common Stock, which totaled $2.8 million in the aggregate, to shareholders of record on August 8, 2022, to be paid on August 22, 2022. The Company did not pay any dividends during 2021.

Bluegreen

Bluegreen believes that it has sufficient liquidity from the sources described below to fund its operations, including its anticipated working capital, capital expenditure, and debt service requirements for the foreseeable future, subject to the success of its operations and initiatives and the ongoing availability of credit.

Bluegreen’s primary sources of funds from internal operations are: (i) cash sales; (ii) down payments on VOI sales which are financed; (iii) proceeds from borrowings collateralized by notes receivable; (iv) cash from finance operations; and (v) net cash generated from sales and marketing fee-based services and other fee-based services, including resort management operations.

The ability to borrow against notes receivable from VOI buyers has been important to Bluegreen’s continued liquidity. A financed VOI buyer is generally only required to pay a minimum of 10% of the purchase price in cash at the time of sale; however, selling, marketing and administrative expenses attributable to the sale are primarily cash expenses that generally exceed a buyer’s minimum required down payment. Accordingly, having financing facilities available to borrow against Bluegreen’s VOI notes receivable has been important to its ability to meet its short and long-term cash needs. Bluegreen has attempted to maintain a number of diverse financing facilities. Historically, Bluegreen has relied on the term securitization market in order to generate liquidity and create capacity in its receivable facilities. In addition, maintaining adequate VOI inventory to sell and pursue growth into new markets requires Bluegreen to use cash on hand or incur debt for the acquisition, construction and development of new resorts. Development expenditures for the remainder of 2022, including potential acquisitions of new resorts, are expected to range between $125.0 million and $150.0 million and include development activity at resorts in Missouri and Tennessee. There is no assurance that any of Bluegreen’s potential acquisitions of new resorts will be completed. Bluegreen continues to pursue opportunities for new resort or land acquisitions.

As described above, Bluegreen’s ability to borrow against its VOI notes receivable has historically been a significant source of liquidity. If Bluegreen is unable to renew credit facilities or obtain new credit facilities, Bluegreen’s business, results of operations, liquidity, or financial condition would be materially, adversely impacted.

Bluegreen has entered into agreements with third-party developers that allow Bluegreen to buy VOI inventory, typically on a non-committed basis, prior to when it intends to sell such VOIs. Bluegreen also enters into secondary market arrangements with certain HOAs and others typically on a non-committed basis, which allows Bluegreen to acquire VOIs generally at a significant discount, as such VOIs are typically obtained by the HOAs through foreclosure in connection with maintenance fee defaults. Acquisition of JIT and secondary market inventory, both of which are considered Bluegreen-owned inventory, is expected to range between $10.0 million and $20.0 million in 2022.

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

Approximately $194.7 million of VOI receivables were sold to BXG Receivables Note Trust 2022-A (the “Trust”) in the transaction. The gross proceeds of such sales to the Trust were $171.9 million. A portion of the proceeds received at the closing were used to: repay $53.2 million under the Key Bank/DZ Purchase Facility, representing all amounts outstanding under the facility at that time; repay $11.0 million under the Liberty Bank Facility; repay $16.1 million under the Pacific Western Bank Facility; capitalize a reserve fund; and pay fees and expenses associated with the transaction. Prior to the closing of the 2022 Term Securitization, Bluegreen, as servicer, funded $4.9 million in connection with the servicer redemption of the notes related to the 2013 Term Securitization, as described above, and certain of the VOI notes in such trust were sold to the Trust in connection with the 2022 Term Securitization. The remainder of the gross proceeds from the 2022 Term Securitization were used for general corporate purposes.

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

Bluegreen has $12.7 million of required contractual obligations due to be paid within one year, as well as two financing facilities with advance periods that will expire within one year. While there is no assurance that Bluegreen will be successful, Bluegreen intends to seek to renew or extend its debt and extend its advance periods on certain facilities.

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

Credit Facilities for Receivables with Future Availability

Bluegreen maintains various credit facilities with financial institutions which allow Bluegreen to borrow against or sell its VOI notes receivable. As of June 30, 2022, Bluegreen had the following credit facilities with future availability, in each case, subject to the terms and conditions of the applicable facility (dollars in thousands):

	Borrowing Limit as of June 30, 2022	Outstanding Balance as of June 30, 2022	Availability as of June 30, 2022	Advance Period Expiration; Borrowing Maturity as of June 30, 2022	Borrowing Rate; Rate as of June 30, 2022
Liberty Bank Facility	$40,000	$10,825	$29,175	June 2024; June 2026	Prime - 0.50%; floor of 3.00%(1)
NBA Receivables Facility	70,000	21,159	48,841	September 2023; March 2028	30 day LIBOR+2.25%; floor of 3.00%; 3.92% (2)
Pacific Western Facility	50,000	3,666	46,334	September 2024; September 2027	30 day LIBOR+2.50% to 2.75%(3); 4.42%
KeyBank/DZ Purchase Facility	80,000	—	80,000	December 2022; December 2024	30 day LIBOR or CP +2.25%; interest rate floor of 0.25% (4)
Quorum Purchase Facility	50,000	16,313	33,687	December 2022; December 2034	(5)
	$290,000	$51,963	$238,037

(1)Recourse is limited to $5.0 million, subject to certain exceptions.

(2)Borrowings accrue interest at one-month LIBOR plus 2.25% (with an interest rate floor of 3.00%). Recourse to Bluegreen/Big Cedar Vacations is limited to $10.0 million, subject to certain exceptions.

(3)Recourse is limited to $7.5 million, subject to certain exceptions.

(4)Borrowings accrue interest at a rate equal to either LIBOR, a “Cost of Funds” rate or commercial paper (“CP”) rates plus 2.25%. The interest rate will increase to the applicable rate plus 3.25% upon the expiration of the advance period.

(5)Of the amounts outstanding under the Quorum Purchase Facility at June 30, 2022, $8.8 million accrues interest at a rate per annum of 4.95%, and $7.5 million accrues interest at a fixed rate of 5.10%.

See Note 10 to the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2021 for additional information with respect to Bluegreen’s receivable-backed notes payable facilities.

Other Credit Facilities

Fifth Third Syndicated Line-of-Credit and Fifth Third Syndicated Term Loan. Bluegreen’s has a corporate credit facility which included a $100.0 million term loan (the “Fifth Third Syndicated Loan”) with quarterly amortization requirements and a $125.0 million revolving line of credit (the “Fifth Third Syndicated Line-of-Credit”) as of December 31, 2021. In February 2022, Bluegreen amended the facility, which included a $75.0 million increase to the revolving line. Borrowings generally bear interest at a rate of term SOFR plus 1.75-2.50% and a 0.05%-0.10% credit spread adjustment, depending on Bluegreen’s leverage ratio. Borrowings are collateralized by certain VOI inventory, sales center buildings, management fees, short-term receivables and cash flows from residual interests relating to certain term securitizations. As of June 30, 2022, outstanding borrowings under the facility totaled $118.8 million, including $98.8 million under the Fifth Third Syndicated Term Loan with an interest rate of 3.33%, and $20.0 million under the Fifth Third Syndicated Line of Credit with an interest rate of 3.31%.

Bluegreen also has outstanding obligations under various credit facilities and securitizations that have no remaining future availability as the advance periods have expired.

Commitments

The following table summarizes the contractual minimum principal and interest payments required on all of the Company’s outstanding debt and non-cancelable operating leases by period due date, as of June 30, 2022 (in thousands):

	Payments Due by Period
Contractual Obligations	Less than 1 year	1 – 3 Years	4 – 5 Years	After 5 Years	Unamortized Debt Issuance Costs	Total

Receivable-backed notes payable	$—	$3,174	$21,886	$379,567	$(6,103)	$398,524
Bluegreen notes payable and other borrowings	5,000	10,000	103,750	—	(1,213)	117,537
BVH note payable to BBX Capital, Inc.	—	—	50,000	—	—	50,000
Jr. subordinated debentures (1)	—	—	—	170,897	(971)	169,926
Noncancelable operating leases (2)	7,655	10,150	5,547	22,908	—	46,260
Bass Pro Settlement (3)	4,000	4,000	—	—	—	8,000
Contractual interest (4)	32,103	63,695	57,774	205,291	—	358,863
Total contractual obligations	$48,758	$91,019	$238,957	$778,663	$(8,287)	$1,149,110

(1)Amounts do not include purchase accounting adjustments for junior subordinated debentures of $34.5 million.

(2)Amounts represent the cash payment for leases and include interest of $10.3 million.

(3)Amounts represent the $4.0 million annual cash payments to Bass Pro during each of 2023 and 2024 pursuant to the June 2019 settlement agreement and include imputed interest of $0.4 million.

(4)Assumes that the scheduled minimum principal payments are made in accordance with the table above and the interest rate on variable rate debt remains the same as the rate at June 30, 2022.

The future commitments of BVH relate to Woodbridge’s junior subordinated debentures and the note payable to BBX Capital, including interest thereon. The Company will rely primarily on cash on hand and cash equivalents, as well as dividends, if any, that may be paid by Bluegreen in the future, in order to satisfy the principal payments required on its contractual obligations. As discussed above, while the Company believes that it will have sufficient cash and cash equivalents to fund its operations for the foreseeable future, it will be dependent on the payment of distribution by Bluegreen to fund its operations in future periods. There is no assurance that Bluegreen will pay distributions in amounts required to fund BVH’s needs or at all.

In lieu of paying maintenance fees for unsold VOI inventory, Bluegreen may enter into subsidy agreements with certain HOAs. During the six months ended June 30, 2022 and 2021, Bluegreen made payments related to such subsidies of $5.7 million and $4.7 million, respectively, which are included within cost of other fee-based services in the Company’s unaudited consolidated statements of operations and comprehensive income. As of June 30, 2022, Bluegreen had $7.6 million accrued for such subsidies, which is included in accrued liabilities and other in the unaudited consolidated balance sheet as of such date. As of December 31, 2021, Bluegreen had no accrued liabilities for such subsidies.

Bluegreen intends to use cash on hand and cash flow from operations, including cash received from the sale or pledge of VOI notes receivable, and cash received from new borrowings under existing or future credit facilities in order to satisfy the principal and interest payments required on contractual obligations.

Bluegreen believes that its existing cash, anticipated cash generated from operations, anticipated future permitted borrowings under existing or future credit facilities, and anticipated future sales of notes receivable under existing, future or replacement purchase facilities will be sufficient to meet its anticipated working capital, capital expenditure and debt service requirements, including the contractual payment of the Bluegreen obligations set forth above, for the foreseeable future subject to the success of its ongoing business strategies, the ongoing availability of credit and the impact of general economic conditions, including supply chain constraints, labor shortages and inflation, and the COVID-19 pandemic. Bluegreen will continue its efforts to renew, extend or replace any credit and receivables purchase facilities that have expired or that will expire in the near term. Bluegreen may, in the future, also obtain additional credit facilities and may issue corporate debt. Any debt incurred or issued may be secured or unsecured, bear interest at fixed or variable rates and may be subject to such terms as the lender may require and management believes acceptable. There can be no assurance that Bluegreen’s efforts to renew or replace credit facilities or receivables purchase facilities which have expired or which are scheduled to expire in the near term will be successful or that sufficient funds will be available from operations or under existing, proposed or future revolving credit or other borrowing arrangements or receivables purchase facilities to meet Bluegreen’s cash needs, including debt service obligations. To the extent Bluegreen is unable to sell notes receivable or borrow under such facilities, its ability to satisfy its obligations would be materially adversely affected.

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

As previously disclosed, Bluegreen entered into a settlement agreement and revised marketing arrangement with Bass Pro and its affiliates during June 2019.  Pursuant to the Settlement Agreement, Bluegreen agreed to make five annual payments to Bass Pro of $4.0 million, which commenced in January 2020.  Additionally, in lieu of the previous commission arrangement, Bluegreen agreed to pay to Bass Pro a fixed annual fee for each Bass Pro and Cabela’s retail store that Bluegreen accessed and an amount per net vacation package sold.  As of June 30, 2022, Bluegreen had sales and marketing operations at a total of 128 Bass Pro Shops and Cabela’s Stores. In December 2021, Bluegreen paid Bass Pro $8.3 million in payment of the 2022 fixed fee, of which $4.2 million was unamortized as of June 30, 2022 and is included in prepaid expenses in the Company’s unaudited consolidated balance sheet.

Off-balance-sheet Arrangements

As of June 30, 2022, the Company did not have any “off-balance sheet” arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required due to smaller reporting company status. There have been no material changes compared to the discussion in the Company’s Annual Report on Form 10-K.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and its Chief Financial Officer, conducted an evaluation of the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2022. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act has been recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and has been accumulated and communicated to its management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2022, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Information regarding the Company’s purchase of its Class A and Class B Common Stock during the three months ended June 30, 2022 is set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as a Part of Publicly Announced Programs	Maximum Cost of Shares That May Yet Be Purchased Under the Program
April 1 - April 30, 2022	450,000	$30.00	450,000 shares (or $13,500,000)	$44,539,443
May 1 - May 31, 2022	217,853	25.74	217,853 shares (or $5,607,869)	$38,931,573
June 1 -June 30, 2022	249,537	28.07	249,537 shares (or $7,004,804)	$31,926,769
Total	917,390	$28.46	917,390 shares (or $26,112,674)

In addition to the repurchases set forth above, during July 2022, the Company, in a private transaction, repurchased and retired 843,358 shares of its Class A Common Stock for a total purchase price of $23.6 million.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit Number	Description
10.1

Indenture, dated as of April 28, 2022, among BXG Receivables Note Trust 2022-A, as Issuer,

Bluegreen Vacations Corporation, as Servicer, Vacation Trust, Inc., as Club Trustee, Concord

Servicing LLC, as Backup Servicer, and U.S. Bank Trust Company, National Association, as

Indenture Trustee, U.S. Bank National association, as Custodian (incorporated by reference to

Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 28, 2022)

10.2

Sale Agreement, dated as of April 28, 2022, by and between BRFC 2022-A LLC, as Depositor, and BXG Receivables Note Trust 2022-A, as Issuer (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 28, 2022)

10.3

Transfer Agreement, dated as of April 28, 2022, by and among Bluegreen Vacations Corporation,

BXG Timeshare Trust I, as Seller, and BRFC 2022-A LLC, as Depositor (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 28, 2022)

10.4

Purchase and Contribution Agreement, dated as of April 28, 2022, by and between Bluegreen

Vacations Corporation, as Seller, and BRFC 2022-A LLC, as Depositor (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 28, 2022)

10.5	BXG Receivables Note Trust 2022-A, Standard Definitions (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on April 28, 2022)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels LinkBase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

† Exhibit is furnished, not filed, with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUEGREEN VACATIONS HOLDING CORPORATION

August 3, 2022	By:/s/ Alan B. Levan
Alan B. Levan
Chairman of the Board, Chief Executive Officer and President

August 3, 2022	By: /s/ Raymond S. Lopez
Raymond S. Lopez
Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer