Form 10-Q
period 2022-09-30
Bluegreen Vacations Holding Corp
filed 2022-11-03
CIK 315858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter end September 30, 2022

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

The number of shares outstanding of each of the registrant’s classes of common stock as of November 1, 2022 is as follows:

Class A Common Stock of $.01 par value, 16,110,212 shares outstanding

Class B Common Stock of $.01 par value, 3,664,117 shares outstanding

BLUEGREEN VACATIONS HOLDING CORPORATION

FORM 10-Q TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

BLUEGREEN VACATIONS HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

	September 30,	December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$162,667	$140,225
Restricted cash ($18,532 and $15,956 in VIEs at September 30, 2022
and December 31, 2021, respectively)	41,528	42,854
Notes receivable	718,291	609,429
Less: Allowance for loan losses	(195,881)	(163,107)
Notes receivable, net ($283,806 and $248,873 in VIEs
at September 30, 2022 and December 31, 2021, respectively)	522,410	446,322
Vacation ownership interest ("VOI") inventory	327,119	334,605
Property and equipment, net	84,305	87,852
Intangible assets, net	61,293	61,348
Operating lease assets	29,531	33,467
Prepaid expenses	16,659	25,855
Other assets	32,893	37,984
Total assets	$1,278,405	$1,210,512

LIABILITIES AND EQUITY
Liabilities
Accounts payable	$17,337	$14,614
Deferred income	15,566	13,690
Accrued liabilities and other	115,768	100,131
Receivable-backed notes payable - recourse	21,600	22,500
Receivable-backed notes payable - non-recourse (in VIEs)	348,512	340,154
Note payable to BBX Capital, Inc.	50,000	50,000
Note payable and other borrowings	116,303	97,125
Junior subordinated debentures	135,732	134,940
Operating lease liabilities	34,390	37,870
Deferred income taxes	108,804	95,688
Total liabilities	964,012	906,712
Commitments and Contingencies - See Note 9
Equity
Preferred stock of $0.01 par value; authorized 10,000,000 shares	—	—
Class A Common Stock of $0.01 par value; authorized 30,000,000 shares;
issued and outstanding 15,206,707 in 2022 and 17,118,392 in 2021	152	171
Class B Common Stock of $0.01 par value; authorized 4,000,000 shares;
issued and outstanding 3,664,117 in 2022 and 3,664,412 in 2021	37	37
Additional paid-in capital	121,889	173,909
Accumulated earnings	119,994	69,316
Total Bluegreen Vacations Holding Corporation equity	242,072	243,433
Non-controlling interest	72,321	60,367
Total equity	314,393	303,800
Total liabilities and equity	$1,278,405	$1,210,512

See accompanying Notes to Consolidated Financial Statements - Unaudited

BLUEGREEN VACATIONS HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (UNAUDITED)

(In thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue:
Gross sales of VOIs	$185,902	$128,090	$472,295	$306,640
Provision for loan losses	(30,684)	(20,707)	(73,789)	(51,514)
Sales of VOIs	155,218	107,383	398,506	255,126
Fee-based sales commission revenue	14,241	35,585	57,174	96,921
Other fee-based services revenue	34,559	31,920	98,553	91,259
Cost reimbursements	20,719	18,699	54,950	50,859
Interest income	25,803	20,931	71,506	59,787
Other income, net	296	-	774	157
Total revenues	250,836	214,518	681,463	554,109
Costs and Expenses:
Cost of VOIs sold	14,805	7,482	44,868	19,675
Cost of other fee-based services	15,377	11,768	41,732	44,500
Cost reimbursements	20,719	18,699	54,951	50,859
Interest expense	10,822	8,660	28,935	27,271
Selling, general and administrative expenses	152,881	132,496	421,339	338,246
Other expense, net	—	121	—	—
Total costs and expenses	214,604	179,226	591,825	480,551
Income before income taxes	36,232	35,292	89,638	73,558
Provision for income taxes	(8,586)	(7,975)	(20,948)	(16,858)
Net income	27,646	27,317	68,690	56,700
Less: Income attributable to noncontrolling interests	4,682	4,190	11,954	11,098
Net income attributable to shareholders	$22,964	$23,127	$56,736	$45,602

Comprehensive income attributable to shareholders	$22,964	$23,127	$56,736	$45,602

Basic earnings per share (1)	$1.20	$1.07	$2.83	$2.21
Diluted earnings per share (1)	$1.19	$1.06	$2.81	$2.21
Basic weighted average number of common shares outstanding	19,101	21,709	20,029	20,660
Diluted weighted average number of common and common equivalent shares outstanding	19,232	21,727	20,191	20,660
Cash dividends declared per Class A and B common shares	$0.15	$—	$0.30	$—

(1)Basic and Diluted EPS are calculated the same for both Class A and B common shares.

See accompanying Notes to Consolidated Financial Statements - Unaudited.

BLUEGREEN VACATIONS HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

(In thousands)

	Shares of
	Common Stock		Common
	Outstanding		Stock		Additional		Total	Non-
	Class		Class		Paid-in	Accumulated	Shareholders'	Controlling	Total
	A	B	A	B	Capital	Earnings	Equity	Interests	Equity
Balance, December 31, 2021	17,118	3,665	$171	$37	$173,909	$69,316	$243,433	$60,367	$303,800
Conversion of common stock from Class B to Class A	1	(1)	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	745	—	745	—	745
Purchase and retirement of common stock	(152)	—	(2)	—	(4,700)	—	(4,702)	—	(4,702)
Net income	—	—	—	—	—	15,988	15,988	3,220	19,208
Balance, March 31, 2022	16,967	3,664	$169	$37	$169,954	$85,304	$255,464	$63,587	$319,051
Dividends	—	—	—	—	—	(3,128)	(3,128)	—	(3,128)
Share-based compensation	—	—	—	—	817	—	817	—	817
Purchase and retirement of common stock	(917)	—	(9)	—	(26,113)	—	(26,122)	—	(26,122)
Net income	—	—	—	—	—	17,784	17,784	4,052	21,836
Balance, June 30, 2022	16,050	3,664	$160	$37	$144,658	$99,960	$244,815	$67,639	$312,454
Dividends	—	—	—	—	—	(2,930)	(2,930)	—	(2,930)
Share-based compensation	—	—	—	—	836	—	836	—	836
Purchase and retirement of common stock	(843)	—	(8)	—	(23,605)	—	(23,613)	—	(23,613)
Net income	—	—	—	—	—	22,964	22,964	4,682	27,646
Balance, September 30, 2022	15,207	3,664	$152	$37	$121,889	$119,994	$242,072	$72,321	$314,393

BLUEGREEN VACATIONS HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED) – (Continued)

(In thousands)

	Shares of
	Common Stock		Common
	Outstanding		Stock		Additional		Total	Non-
	Class		Class		Paid-in	Accumulated	Shareholders'	Controlling	Total
	A	B	A	B	Capital	Earnings	Equity	Interests	Equity
Balance, December 31, 2020	15,624	3,694	156	$37	$177,104	$10,586	$187,883	$74,847	$262,730
Net income	—	—	—	—	—	2,974	2,974	2,530	5,504
Balance, March 31, 2021	15,624	3,694	156	$37	$177,104	$13,560	$190,857	$77,377	$268,234
Bluegreen Vacations Corporation short-form merger	2,666	—	27	—	23,042	—	23,069	(23,682)	(613)
Conversion of common stock from Class B to Class A	3	(3)	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	152	—	152	—	152
Net income	—	—	—	—	—	19,501	19,501	4,378	23,879
Balance, June 30, 2021	18,293	3,691	183	37	$200,298	$33,061	$233,579	$58,073	$291,652
Conversion of common stock from Class B to Class A	7	(7)	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	456	—	456	—	456
Purchase and retirement of common stock	(988)	(19)	(10)	—	(20,862)	—	(20,872)	—	(20,872)
Net income	—	—	—	—	—	23,127	23,127	4,190	27,317
Balance, September 30, 2021	17,312	3,665	173	$37	$179,892	$56,188	$236,290	$62,263	$298,553

See accompanying Notes to Consolidated Financial Statements - Unaudited.

BLUEGREEN VACATIONS HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	For the Nine Months Ended
	September 30,
	2022	2021
Operating activities:
Net income	$68,690	$56,700
Adjustment to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	73,789	51,514
Depreciation and amortization	15,576	15,091
Share-based compensation expense	2,398	608
Net losses on disposal of property and equipment	22	43
Increase (decrease) in deferred income tax liability	13,116	(1,802)
Changes in operating assets and liabilities:
Notes receivable	(149,877)	(78,902)
VOI inventory	8,987	5,560
Prepaids expense and other assets	15,341	(7,852)
Accounts payable, accrued liabilities and other, and deferred income	20,692	45,112
Net cash provided by operating activities	$68,734	$86,072

Investing activities:
Purchases of property and equipment	(9,459)	(11,478)
Net cash used in investing activities	$(9,459)	$(11,478)

Financing activities:
Repayments of notes payable and other borrowings	$(231,668)	$(135,964)
Proceeds from notes payable and other borrowings	259,806	91,622
Redemption of junior subordinated debentures	—	(4,186)
Payments for debt issuance costs	(5,802)	(447)
Payments of merger transaction costs	—	(613)
Purchase and retirement of common stock	(54,437)	(20,872)
Dividends paid on common stock	(6,058)	—
Net cash used in financing activities	$(38,159)	$(70,460)

Net increase in cash and cash equivalents
and restricted cash	21,116	4,134
Cash, cash equivalents and restricted cash at beginning of period	183,079	257,104
Cash, cash equivalents and restricted cash at end of period	$204,195	$261,238

BLUEGREEN VACATIONS HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	For the Nine Months Ended
	September 30,
	2022	2021
Supplemental cash flow information:
Interest paid on borrowings, net of amounts capitalized	$24,579	$23,481
Income taxes paid	5,425	14,175

Supplemental schedule of non-cash investing activities:
Transfer of property and equipment to inventory	$1,501	$—

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	162,667	216,567
Restricted cash	41,528	44,671
Total cash, cash equivalents and restricted cash	$204,195	$261,238

See accompanying Notes to Consolidated Financial Statements - Unaudited

BLUEGREEN VACATIONS HOLDING CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1. Organization and Basis of Financial Statement Presentation

Bluegreen Vacations Holding Corporation is a Florida-based holding company which owns 100% of Bluegreen Vacations Corporation (“Bluegreen”). Bluegreen Vacations Holding Corporation as a standalone entity without its subsidiaries is sometimes referred to herein as “BVH”. Unless stated to the contrary or the context otherwise requires, Bluegreen Vacations Holding Corporation with its subsidiaries, including Bluegreen, is referred to herein as the “Company”, “we”, “us” or “our”. The Company has prepared the accompanying unaudited consolidated financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

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

Bluegreen is a leading vacation ownership company that markets and sells vacation ownership interests (“VOIs”) and manages resorts in popular leisure and urban destinations. Bluegreen’s resorts are primarily located in high-volume, “drive-to” vacation locations, including Orlando, Las Vegas, the Smoky Mountains, Myrtle Beach, Charleston, the Branson, Missouri area, and New Orleans, among others. The resorts in which Bluegreen markets, sells, and manages VOIs were either developed or acquired by Bluegreen, or were developed and are owned by third parties. Bluegreen earns fees for providing sales and marketing services to third party developers. Bluegreen also earns fees for providing management services to the Bluegreen Vacation Club (the “Vacation Club”) and homeowners’ associations (“HOAs”), mortgage servicing, VOI title services, reservation services, and construction design and development services. In addition, Bluegreen provides financing to qualified VOI purchasers, which generates significant interest income.

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

Use of Estimates

The Company’s financial statements are prepared in conformity with GAAP, which requires it to make estimates based on assumptions about current and, for some estimates, future economic and market conditions which affect reported amounts and related disclosures in its financial statements. Although the Company’s current estimates are based on current and expected future conditions, as applicable, actual conditions could differ from its expectations, which could materially affect its results of operations and financial position. In particular, a number of estimates have been and may continue to be affected by adverse trends affecting general economic conditions, including rising interest rates and inflation. The severity, magnitude and duration, as well as the economic consequences of these factors are uncertain, subject to change and difficult to predict. As a result, accounting estimates and assumptions may change over time. Such changes could result in, among other adjustments, incremental credit losses on VOI notes receivable, a decrease in the carrying amount of tax assets, or an increase in other obligations as of the time of a relevant measurement event. On an ongoing basis, management evaluates its estimates, including those that relate to the estimated future sales value of inventory; the recognition of revenue; the allowance for loan losses; the recovery of the carrying value of real estate inventories; the fair value of assets measured at, or compared to, fair value on a non-recurring basis; the estimate of contingent liabilities related to litigation and other claims and assessments; and deferred income taxes. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions and conditions.

2. Recently Issued Accounting Pronouncements

Accounting Standards Not Yet Adopted

The FASB has issued the following accounting pronouncement and guidance relevant to the Company’s operations which had not yet been adopted as of September 30, 2022:

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effect of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”), which provides relief for companies preparing for the discontinuation of LIBOR in response to the Financial Conduct Authority (the regulatory authority over LIBOR) plan for a phase out of regulatory oversight of LIBOR interest rate indices to allow for an orderly transition to an alternate reference rate. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to LIBOR for promissory notes or other contracts that are currently indexed to LIBOR. The ARRC has proposed a market transition plan to SOFR from LIBOR and organizations are currently working on transition plans as it relates to derivatives and cash markets exposed to LIBOR. Although the Company’s VOI notes receivable from its borrowers are not indexed to LIBOR, as of September 30, 2022, the Company had $170.9 million of LIBOR indexed junior subordinated debentures and $24.7 million of LIBOR indexed receivable-backed notes payable.  Companies can apply ASU 2020-04 immediately. However, the guidance will only be available for a limited time, generally through December 31, 2022. The Company has not yet adopted this standard and is evaluating the potential impact that the eventual replacement of the LIBOR benchmark interest rate could have on its results of operations, liquidity and consolidated financial statements.

3. Revenue from Contracts with Customers

The table below sets forth the Company’s disaggregated revenue by category from contracts with customers (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Sales of VOIs (1)	$155,218	$107,383	$398,506	$255,126
Fee-based sales commission revenue (1)	14,241	35,585	57,174	96,921
Resort and club management revenue (2)	28,073	25,879	81,098	76,250
Cost reimbursements (2)	20,719	18,699	54,950	50,859
Title fees and other (1)	3,699	3,730	10,216	8,867
Other revenue (2)	2,787	2,311	7,239	6,142
Revenue from customers	224,737	193,587	609,183	494,165
Interest income (3)	25,803	20,931	71,506	59,787
Other income, net	296	—	774	157
Total revenue	$250,836	$214,518	$681,463	$554,109

(1) Included in the Company’s sales of VOIs and financing segment described in Note 14.

(2) Included in the Company’s resort operations and club management segment described in Note 14.

(3) Interest income of $25.5 million and $20.9 million for the three months ended September 30, 2022 and 2021, respectively, and $71.0 million and $59.5 million for the nine months ended September 30, 2022 and 2021, respectively, are included in the Company’s sales of VOIs and financing segment described in Note 14.

As of September 30, 2022 and December 31, 2021, the Company had commission receivables, net of an allowance, of $7.7 million and $17.4 million, respectively, related to sales of VOIs owned by third-parties, which are included in other assets in the unaudited consolidated balance sheets. Commission receivables relate to contracts with customers, including amounts associated with the Company’s contractual right to consideration for completed performance obligations, and are settled when the related cash is received. Commission receivables are recorded when the right to consideration becomes unconditional and is only contingent on the passage of time.

Contract liabilities include payments received or due in advance of satisfying performance obligations, including points awarded to customers as an incentive for the purchase of VOIs that may be redeemed in the future, advance deposits on owner programs for future services, and deferred revenue on prepaid vacation packages for future stays at the Company’s resorts or nearby hotels. Both points incentives and owner programs are recognized upon redemption, and deferred revenue for vacation packages is recognized net of sales and marketing expenses upon customer stays. Contract liabilities are included in deferred income in the Company’s unaudited consolidated balance sheets.

The following table sets forth the Company’s contract liabilities as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30,	December 31,
	2022	2021
Point incentives	$4,085	$2,676
Owner programs	2,262	2,159
Deferred revenue vacation packages	1,115	1,274
	$7,462	$6,109

4. Notes Receivable

The table below provides information relating to the Company’s notes receivable and its allowance for loan losses (dollars in thousands):

	As of
	September 30,	December 31,
	2022	2021
Notes receivable secured by VOIs:
VOI notes receivable - non-securitized	$332,029	$275,163
VOI notes receivable - securitized	386,262	334,266
Gross VOI notes receivable	718,291	609,429
Allowance for loan losses - non-securitized	(93,425)	(77,714)
Allowance for loan losses - securitized	(102,456)	(85,393)
Allowance for loan losses	(195,881)	(163,107)
VOI notes receivable, net	$522,410	$446,322
Allowance as a % of Gross VOI notes receivable	27%	27%

The weighted-average interest rate charged on the Company’s notes receivable secured by VOIs was 15.4% and 15.3% at September 30, 2022 and December 31, 2021, respectively. All of the Company’s VOI notes receivable bear interest at fixed rates. The Company’s VOI notes receivable are primarily secured by VOI inventory located in Florida, Missouri, South Carolina, Tennessee, Nevada and Wisconsin.

Allowance for Loan Losses

The activity in the Company’s allowance for loan losses was as follows (in thousands):

	For the Nine Months Ended
	September 30,
	2022	2021
Balance, beginning of period	$163,107	$142,044
Provision for loan losses	73,789	51,514
Less: Write-offs of uncollectible receivables	(41,015)	(41,018)
Balance, end of period	$195,881	$152,540

The Company monitors the credit quality of its receivables on an ongoing basis. The Company holds large amounts of homogeneous VOI notes receivable and assesses uncollectibility based on pools of receivables as it does not believe that there are significant concentrations of credit risk with any borrower or groups of borrowers. In estimating loan losses, the Company does not use a single primary indicator of credit quality but instead evaluates its VOI notes receivable based upon a static pool analysis that incorporates the aging of the respective receivables, default trends and prepayment rates by origination year, as well as the FICO scores of the borrowers. The Company records the difference between its VOI notes receivable and the variable consideration included in the transaction price for the sale of the related VOI as an allowance for loan losses and records the VOI notes receivable net of the allowance.

Adverse changes in economic conditions, including rising interest rates and inflationary trends, have had and may continue to have, an adverse impact on the collectability of our VOI notes receivable and we are continuing to evaluate the impact they may have on our default and/or delinquency rates. Our estimates may not prove to be correct and our allowance for loan losses may not prove to be adequate.

Additional information about the Company’s VOI notes receivable by year of origination was as follows as of September 30, 2022 (in thousands):

	Year of Origination
	2022	2021	2020	2019	2018	2017 and Prior	Total
701+	$152,916	96,758	37,621	47,430	30,733	48,378	$413,836
601-700	88,310	69,698	27,276	27,733	20,092	40,346	273,455
<601 (1)	7,186	4,774	1,438	2,162	2,417	5,146	23,123
Other (2)	80	1,369	974	1,257	1,559	2,638	7,877
Total by FICO score	$248,492	$172,599	$67,309	$78,581	$54,801	$96,509	$718,291

(1)Includes VOI notes receivable attributable to borrowers without a FICO score (who are primarily foreign borrowers).

(2)Includes $7.9 million related to VOI notes receivable that, as of September 30, 2022, had defaulted, but the related VOI note receivable balance had not yet been charged off in accordance with the provisions of certain receivable-backed notes payable transactions. These VOI notes receivable have been reflected in the allowance for loan losses.

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

The percentage of gross notes receivable outstanding by FICO score of the borrower at the time of origination were as follows:

	As of
	September 30,	December 31,
	2022	2021
FICO Score
700+	58%	58%
601-699	39	39
<600	2	2
No Score (1)	1	1
Total	100%	100%

(1)Primarily foreign borrowers.

The Company’s notes receivable are carried at amortized cost less an allowance for loan losses. Interest income is suspended, and previously accrued but unpaid interest income is reversed, on all delinquent notes receivable when principal or interest payments are more than 90 days contractually past due and not resumed until such loans are less than 90 days past due. As of September 30, 2022 and December 31, 2021, $16.1 million and $16.3 million, respectively, of our VOI notes receivable were more than 90 days past due, and accordingly, consistent with our policy, were not accruing interest income. After approximately 127 days, VOI notes receivable are generally written off against the allowance for loan loss. Accrued interest was $5.3 million and $4.4 million as of September 30, 2022 and December 31, 2021, respectively, and is included within other assets in the Company’s unaudited consolidated balance sheets herein.

The following table shows the delinquency status of the Company’s VOI notes receivable as of September 30, 2022 and December 31, 2021 (in thousands):

	As of
	September 30,	December 31,
	2022	2021
Current	$686,790	$581,719
31-60 days	8,772	6,290
61-90 days	6,643	5,084
Over 91 days (1)	16,086	16,336
Total	$718,291	$609,429

(1)Includes $7.9 million and $7.0 million related to VOI notes receivable that, as of September 30, 2022 and December 31, 2021, respectively, had defaulted, but the related VOI note receivable balance had not yet been charged off in accordance with the provisions of certain receivable-backed notes payable transactions. These VOI notes receivable have been reflected in the allowance for loan losses.

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

In these securitizations, the Company generally retains a portion of the securities and continues to service the securitized notes receivable for a fee pursuant to servicing agreements negotiated with third parties based on market conditions at the time of the securitization. Under these arrangements, the cash payments received from obligors on the receivables sold are generally applied monthly to pay fees to service providers, make interest and principal payments to investors, and fund required reserves, if any, with the remaining balance of such cash retained by the Company; however, to the extent the portfolio of receivables fails to satisfy specified performance criteria (as may occur due to, among other things, an increase in default rates or credit loss severity) or other trigger events occur, the funds received from obligors are required to be distributed on an accelerated basis to investors. Depending on the circumstances and the transaction, the application of the accelerated payment formula may be permanent or temporary until the trigger event is cured. As of September 30, 2022 and December 31, 2021, the Company was in compliance with all terms under its securitization transactions, and no trigger events had occurred.

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

Under the terms of certain VOI notes receivable sales, the Company has the right to repurchase or substitute a limited amount of defaulted notes for new notes at the outstanding principal balance plus accrued interest. Voluntary repurchases and substitutions of defaulted notes for the nine months ended September 30, 2022 and 2021 were $7.0 million and $11.8 million, respectively. The Company’s maximum exposure to loss relating to its non-recourse securitization entities is the difference between the outstanding VOI notes receivable and the notes payable, plus cash reserves and any additional residual interest in future cash flows from collateral.

The assets and liabilities of the Company’s consolidated VIEs were as follows (in thousands):

	As of
	September 30,	December 31,
	2022	2021

Restricted cash	$18,532	$15,956
Securitized notes receivable, net	283,806	248,873
Receivable backed notes payable - non-recourse	348,512	340,154

The restricted cash and the securitized notes receivable balances disclosed in the table above are restricted to satisfy obligations of the VIEs.

6. VOI Inventory

The Company’s VOI inventory consisted of the following (in thousands):

	As of
	September 30,	December 31,
	2022	2021

Completed VOI units	$254,759	$255,223
Construction-in-progress	8,536	10,313
Real estate held for future development	63,824	69,069
Total	$327,119	$334,605

Construction-in-progress consists primarily of additional VOI units being developed at The Cliffs at Long Creek in Ridgedale, Missouri.

In July 2022, the Company purchased 46 one-bedroom units at a resort in Vail, Colorado for $18.6 million. The transaction was accounted for as an asset acquisition with the purchase price allocated to VOI inventory in the Company’s unaudited consolidated balance sheet as of September 30,2022.

7. Debt

Lines-of-Credit and Notes Payable

Financial data related to our lines of credit and notes payable (other than receivable-backed notes payable, which are discussed below) as of September 30, 2022 and December 31, 2021, were as follows (dollars in thousands):

	As of
	September 30, 2022			December 31, 2021
	Balance	Interest Rate	Carrying Amount of Pledged Assets	Balance	Interest Rate	Carrying Amount of Pledged Assets

Fifth Third Syndicated LOC	$20,000	4.86%	$29,875	$10,000	2.25%	$21,243
Fifth Third Syndicated Term Loan	97,500	5.40%	145,640	88,125	2.25%	187,207
Unamortized debt issuance costs	(1,197)			(1,000)
Total	$116,303		$175,515	$97,125		$208,450

Fifth Third Syndicated Line-of-Credit and Fifth Third Syndicated Term Loan. Bluegreen has a corporate credit facility which at December 31, 2021 included a $100.0 million term loan (the “Fifth Third Syndicated Loan”) with quarterly amortization requirements and a $125.0 million revolving line of credit (the “Fifth Third Syndicated LOC”). In February 2022, Bluegreen amended and increased the facility to $300.0 million. The amended facility includes a $100.0 million term loan with quarterly amortization requirements and a $200.0 million revolving line of credit. Accordingly, the amendment and restatement increased the revolving line of credit by $75.0 million. Borrowings generally bear interest at a rate of term SOFR plus 1.75-2.50% and a 0.05%-0.10% credit spread adjustment, depending on Bluegreen’s leverage ratio (as compared to LIBOR plus 2.00%-2.50% with a 0.25% LIBOR floor under the terms of the facility prior to the amendment and restatement). The amendment also extended the maturity date from October 2024 to February 2027. Borrowings are collateralized by certain VOI inventory, sales center buildings, management fees, short-term receivables and cash flows from residual interests relating to certain term securitizations.

See Note 15, Subsequent Events, for information regarding the acquisition loan which we received during October 2022.

Receivable-Backed Notes Payable

Financial data related to our receivable-backed notes payable facilities as of September 30, 2022 and December 31, 2021 were as follows (dollars in thousands):

	As of
	September 30, 2022			December 31, 2021
	Debt Balance	Interest Rate	Principal Balance of Pledged/Secured Receivables	Debt Balance	Interest Rate	Principal Balance of Pledged/Secured Receivables
Receivable-backed notes payable - recourse:
Liberty Bank Facility	$5,000	5.00%	$8,190	$5,000	3.00%	$7,198
NBA Receivables Facility	10,000	5.37%	18,767	10,000	3.00%	15,396
Pacific Western Facility	6,600	5.62%	11,216	7,500	3.00%	11,265
Total	21,600		38,173	22,500		33,859

Receivable-backed notes payable - non-recourse:
Liberty Bank Facility (1)	$6,161	5.00%	$10,092	$17,965	3.00%	$25,864
NBA Receivables Facility (2)	8,053	5.37%	15,113	18,910	3.00%	29,114
Pacific Western Facility (3)	—	—	—	16,906	—	25,394
Syndicated Warehouse Facility	—	—	—	42,994	—	53,623
Quorum Purchase Facility	15,022	4.95-5.10%	17,488	19,425	4.95-5.10%	22,690
2013 Term Securitization	—	—	—	6,023	3.20%	6,965
2015 Term Securitization	9,350	3.02%	10,337	14,163	3.02%	15,009
2016 Term Securitization	17,956	3.35%	19,898	24,727	3.35%	27,166
2017 Term Securitization	28,873	3.12%	32,872	37,430	3.12%	42,452
2018 Term Securitization	42,792	4.02%	49,031	53,919	4.02%	61,269
2020 Term Securitization	73,794	2.60%	84,631	91,922	2.60%	105,023
2022 Term Securitization	152,045	4.60%	171,958	—	—	—
Unamortized debt issuance costs	(5,534)			(4,230)
Total	348,512		411,420	340,154		414,569
Total receivable-backed debt	$370,112		$449,593	$362,654		$448,428

(1)Recourse on the Liberty Bank Facility is generally limited to $5.0 million, subject to certain exceptions.

(2)Recourse on the NBA Receivables Facility is generally limited to $10.0 million, subject to certain exceptions.

(3)Recourse on the Pacific Western Facility is generally limited to $7.5 million, subject to certain exceptions.

Syndicated Warehouse Facility. Bluegreen has an $80.0 million VOI notes receivable purchase facility (the “Syndicated Warehouse Facility”). In September 2022, Bluegreen amended and restated the facility to increase the maximum outstanding financings from $80.0 million to up to $250.0 million and extended the advance period from December 2022 to September 2025. The amended and restated facility provides for an advance rate of up to 88% (an increase from 80% prior to the amendment and the restatement) with respect to VOI receivables securing amounts financed. Borrowings under the facility bear interest until the expiration of the revolving advance period at a rate equal to the one-month Term SOFR rate plus 1.75% (a decrease from one-month LIBOR or commercial paper rate plus 2.25% prior to the amendment and restatement) and thereafter at a rate equal to the one-month Term SOFR rate plus 2.75% (a decrease from one-month LIBOR or commercial paper rate plus 3.25% prior to the amendment and restatement). While ownership of the VOI notes receivable included in the facility is transferred and sold for legal purposes, the transfer of these VOI notes receivable is accounted for as a secured borrowing for financial reporting purposes. The facility is nonrecourse.

2022 Term Securitization. In April 2022, Bluegreen completed a private offering and sale of $172.0 million of VOI receivable-backed notes (the “2022 Term Securitization”). The 2022 Term Securitization consisted of the issuance of three tranches of VOI receivable-backed notes (collectively, the “Notes”) as follows: $71.0 million of Class A Notes, $56.5 million of Class B Notes, and $44.5 million of Class C Notes. The interest rates on the Class A Notes, Class B Notes and Class C Notes are 4.12%, 4.61% and 5.35%, respectively, which blends to an overall weighted average note interest rate of approximately 4.60%. The gross advance rate for this transaction was 88.3%. The Notes mature in September 2037.

Approximately $194.7 million of VOI receivables were sold to BXG Receivables Note Trust 2022-A (the “Trust”) in the transaction. The gross proceeds of such sales to the Trust were $171.9 million. A portion of the proceeds received were used to: repay $53.2 million under the Syndicated Warehouse Facility, representing all amounts outstanding under the facility at that time; repay $11.0 million under the Liberty Bank Facility; repay $16.1 million under the Pacific Western Bank Facility; capitalize a reserve fund; and pay fees and expenses associated with the transaction. Prior to the closing of the 2022 Term Securitization, Bluegreen, as servicer, funded $4.9 million in connection with the servicer redemption of the notes related to the 2013 Term Securitization, and certain of the VOI notes in such trust were sold to the Trust in connection with the 2022 Term Securitization. The remainder of the gross proceeds from the 2022 Term Securitization were used for general corporate purposes.

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

In connection with the 2022 Term Securitization, we repaid in full the 2013 Term Securitization notes payable during April 2022.

Except as described above, there were no new debt issuances or significant changes related to the above listed facilities during the nine months ended September 30, 2022. See Note 10 to the Company’s Consolidated Financial Statements included in its 2021 Annual Report on Form 10-K for additional information regarding the receivable-backed notes payable facilities listed above.

Junior Subordinated Debentures

Financial data relating to the Company’s junior subordinated debentures as of September 30, 2022 and December 31, 2021 was as follows (dollars in thousands):

	September 30, 2022		December 31, 2021
		Effective		Effective
	Carrying	Interest	Carrying	Interest	Maturity
	Amounts	Rates (1)	Amounts	Rates (1)	Years (2)
Woodbridge - Levitt Capital Trusts I - IV	$66,302	6.05-6.58%	$66,302	3.93 - 4.07%	2035 - 2036
Bluegreen Statutory Trusts I - VI	104,595	7.10-7.63%	104,595	4.93 - 5.12%	2035 - 2037
Unamortized debt issuance costs	(932)		(985)
Unamortized purchase discount	(34,233)		(34,972)
Total junior subordinated debentures	$135,732		$134,940

(1)The junior subordinated debentures bear interest at three-month LIBOR (subject to quarterly adjustment) plus a spread ranging from 3.8% to 4.9%

(2)As of September 30, 2022 and December 31, 2021, all of the junior subordinated debentures were eligible for redemption by the Company.

Availability

As of September 30, 2022, the Company was in compliance with all financial debt covenants under its debt instruments. As of September 30, 2022, the Company had availability of approximately $589.2 million under its receivable-backed purchase and credit facilities, inventory lines of credit and corporate credit facility, subject to eligible collateral and the terms of the facilities, as applicable.

Note Payable to BBX Capital

On September 30, 2020, the Company spun-off its subsidiary, BBX Capital, Inc. (“BBX Capital”). As a result of the spin-off, BBX Capital became a separate publicly traded company. In connection with the spin-off, the Company issued a $75.0 million note payable to BBX Capital that accrues interest at a rate of 6% per annum and requires payments of interest on a quarterly basis. Under the terms of the note, BVH has the option in its discretion to defer interest payments under the note, with interest on the entire outstanding balance thereafter to accrue at a cumulative, compounded rate of 8% per annum until such time as all accrued payments under the note are brought current, including deferred interest. As of September 30, 2022, $50.0 million was outstanding. All outstanding amounts under the note will become due and payable in September 2025 or earlier upon certain events.

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

The carrying amounts of financial instruments included in the unaudited consolidated financial statements and their estimated fair values were as follows (in thousands):

	As of September 30, 2022		As of December 31, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash and cash equivalents	$162,667	$162,667	$140,225	$140,225
Restricted cash	41,528	41,528	42,854	42,854
Notes receivable, net	522,410	674,892	446,322	607,881
Note payable to BBX Capital, Inc.	50,000	45,535	50,000	50,340
Lines-of-credit, notes payable, and receivable-backed notes payable	486,415	479,000	459,779	463,300
Junior subordinated debentures	135,732	96,000	134,940	133,500

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

Litigation

The following is a description of material legal proceedings pending against the Company or its subsidiaries or which were pending during the nine months ended September 30, 2022:

On June 28, 2018, Melissa S. Landon, Edward P. Landon, Shane Auxier and Mu Hpare, individually and on behalf of all others similarly situated, filed a purported class action lawsuit against Bluegreen and its wholly owned subsidiary Bluegreen Vacations Unlimited, Inc. (“BVU”) asserting claims for alleged violations of the Wisconsin Timeshare Act, Wisconsin law prohibiting illegal referral selling, and Wisconsin law prohibiting illegal attorney’s fee provisions. Plaintiffs sought certification of a class consisting of all persons who, in Wisconsin, purchased from Bluegreen one or more VOIs within six years prior to the filing of this lawsuit. Plaintiffs sought statutory damages, attorneys’ fees and injunctive relief. Bluegreen moved to dismiss the case, and on November 27, 2019, the Court issued a ruling granting the motion in part. Plaintiffs moved for class certification, and on November 5, 2021, the Court entered an order denying Plaintiff’s Motion. During June 2022, the parties settled the litigation and the lawsuit has been dismissed with prejudice.

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

On July 14, 2020, Kenneth Johansen, individually and on behalf of all others similarly situated, filed a purported class action against BVU for alleged violations of the TCPA. Specifically, the named plaintiff alleges that he received numerous telemarketing calls from BVU while he was on the National Do Not Call Registry. Bluegreen filed a motion to dismiss, and plaintiff in response filed an amended complaint on September 18, 2020. On February 18, 2021, plaintiff filed a motion for class certification seeking to certify a class of thousands of individual proposed class members. On April 15, 2021, a court ordered mediation was conducted at which time the parties were not able to resolve the lawsuit. On September 30, 2021, the court entered an order denying plaintiff’s motion for class certification. The plaintiffs have appealed the order to the Eleventh Circuit. The Company is vigorously defending the action.

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

On April 2, 2021, New York Urban initiated new arbitration proceedings against BVU, alleging it is owed over $70 million for periodic inventory closings that have not occurred since the Purchase and Sale Agreement was terminated or that will not occur because of the termination. New York Urban also seeks over $50 million because, due to the Purchase and Sale Agreement’s termination, the closing on the management contract will not occur. BVU believes this new claim is without merit and is vigorously defending against New York Urban’s claims.

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

Commencing in 2015, it came to Bluegreen’s attention that its collection efforts with respect to its VOI notes receivable were being impacted by a then emerging, industry-wide trend involving the receipt of  “cease and desist” letters from exit firms and attorneys purporting to represent certain VOI owners. Following receipt of these letters, Bluegreen is unable to contact the owners unless allowed by law. Bluegreen believes these exit firms have encouraged such owners to become delinquent and ultimately default on their obligations and that such actions and its inability to contact the owners have been a material factor in the increase in its annual default rates. Bluegreen’s average annual default rates have increased from 6.9% in 2015 to 7.7% in the third quarter of 2022. Bluegreen also estimates that approximately 6.6% of the total delinquencies on its VOI notes receivable as of September 30, 2022 related to VOI notes receivable subject to this issue. Bluegreen has in a number of cases pursued, and Bluegreen may in the future pursue, legal action against the VOI owners, and as described below, against the exit firms.

On November 13, 2019, Bluegreen filed a lawsuit against timeshare exit firm The Montgomery Law Firm and certain of its affiliates. In the complaint, Bluegreen alleged that through various forms of deceptive advertising, as well as inappropriate direct contact with VOI owners, such firm and its affiliates made false statements about Bluegreen and provided misleading information to the VOI owners and encouraged nonpayment by consumers. Bluegreen believes the consumers are paying fees to the firm and its affiliates in exchange for illusory services. Bluegreen has asserted claims under the Lanham Act, as well as tortious interference with contractual relations, civil conspiracy to commit tortious interference and other claims. Defendants’ motion to dismiss was denied. In January 2022, Bluegreen entered into a settlement with several of the defendants, which includes an immaterial monetary payment and a stipulated injunction. In September 2022, Bluegreen entered into settlements with other defendants, including The Montgomery Law Firm. Bluegreen continues to pursue its claims against the remaining defendants.

On November 13, 2020, Bluegreen filed a lawsuit against timeshare exit firm, Carlsbad Law Group, LLP, and certain of its associated law firms and affiliates. On December 30, 2020, Bluegreen filed a lawsuit against timeshare exit firm, The Molfetta Law Firm, and certain of its associated law firms, affiliates, and cohorts, including Timeshare Termination (“TTT”). In both of these actions, Bluegreen makes substantially the same claims against the timeshare exit firms and its associated law firms and affiliates as those made in its action against The Montgomery Law Firm described above. In June 2021, counsel for TTT moved to withdraw, citing TTT’s insolvency. On October 1, 2021, the principals of TTT filed for Chapter 11 Bankruptcy Protection. TTT has consented to entry of an injunction against it in the Bankruptcy proceeding as part of an agreement with Bluegreen. Discovery is ongoing with respect to the non-bankrupt defendants in the Molfetta matter and in the Carlsbad matter.

Other Commitments, Contingencies and Guarantees

The Company, indirectly through Bluegreen and BVU, has an exclusive marketing agreement through 2024 with Bass Pro, a nationally-recognized retailer of fishing, marine, hunting, camping and sports gear, that provides the Company with the right to market and sell vacation packages at kiosks in each of Bass Pro’s retail locations and Cabela’s stores and through other means. We are currently in negotiations for a long-term extension of that agreement. Any such agreement will include a significant increase in fees paid to Bass Pro. While we are optimistic that an agreement with a long term extension will be entered into, there is no assurance that an agreement will be reached. Pursuant to a settlement agreement Bluegreen entered into with Bass Pro and its affiliates during June 2019, Bluegreen paid Bass Pro $20.0 million and agreed to, among other things, make five annual payments to Bass Pro of $4.0 million in January of each year, commencing in 2020. Bluegreen made annual payments of $4.0 million to Bass Pro in January 2020, January 2021, and December 2021 (as payment of the amount owed in January 2022). As of September 30, 2022 and December 31, 2021, $7.7 million and $7.3 million, respectively, was included in accrued liabilities and other in the unaudited consolidated balance sheets, for the remaining payments required by the settlement agreement.

During both the nine months ended September 30, 2022 and 2021, VOI sales to prospects and leads generated by the agreement with Bass Pro accounted for approximately 18% of Bluegreen’s system-wide sales of VOIs. Subject to the terms and conditions of the settlement agreement, in lieu of the previous commission arrangement, Bluegreen agreed to pay Bass Pro a fixed annual fee of $70,000 for each Bass Pro and Cabela’s retail store that it is accessing (excluding sales at retail stores which are designated to provide tours to Bluegreen/Big Cedar Vacations, or “Bluegreen/Big Cedar feeder stores”), plus $32.00 per net vacation package sold (less cancellations or refunds within 45 days of sale). Bluegreen also agreed to contribute to the Wonders of Wildlife Foundation $5.00 per net package sold (less certain cancellations and refunds within 45 days of sale), subject to an annual minimum of $700,000. Bluegreen will generally be required to pay the fixed annual fee with respect to at least 59 Bass Pro retail stores and at least 60 Cabela’s retail stores. Notwithstanding the foregoing, the minimum number of Bass Pro and Cabela’s retail stores for purposes of the fixed annual fee may be reduced under certain circumstances set forth in the agreement, including as a result of a reduction of traffic in the stores in excess of 25% year-over-year. In December 2021, Bluegreen paid $8.3 million for the 2022 fixed fee, of which $2.1 million was unamortized as of September 30, 2022 and is included in the Company’s unaudited consolidated balance sheet as of such date. During the three and nine months ended September 30, 2022, Bluegreen expensed $2.1 million and $6.2 million, respectively, for this fixed fee, which is included in selling, general and administrative expenses in the Company’s unaudited consolidated statements of operations and comprehensive income for such periods. As of September 30, 2022, Bluegreen had sales and marketing operations at a total of 128 Bass Pro Shops and Cabela’s Stores.

In lieu of paying maintenance fees for unsold VOI inventory, Bluegreen may enter into subsidy agreements with certain HOAs.  During the nine months ended September 30, 2022 and 2021, Bluegreen made subsidy payments under these agreements of $10.3 million and $11.2 million, respectively, which are included in cost of other fee-based services in the Company’s unaudited consolidated statements of operations and comprehensive income for such periods. As of September 30, 2022, Bluegreen had $10.4 million accrued for such subsidies, which is included in accrued liabilities and other in the unaudited consolidated balance sheet as of such date. As of December 31, 2021, Bluegreen had no accrued liabilities for such subsidies.

10. Equity

Share Repurchase Program

In August 2021, the Company’s board of directors approved a share repurchase program which authorized the repurchase of the Company’s Class A Common Stock and Class B Common Stock at an aggregate cost of up to $40.0 million. In March 2022, the Company’s board of directors approved a $50.0 million increase in the aggregate cost of the Company’s Class A Common Stock and Class B Common Stock that may be repurchased under the share repurchase program. During the three and nine months ended September 30, 2022, the Company repurchased and retired approximately 843,000 and 1,912,000 shares of Class A Common Stock for an aggregate purchase price of $23.6 million and $54.4 million, respectively. During the three and nine months ended September 30, 2021, the Company repurchased and retired approximately 988,000 shares of Class A Common Stock and 19,000 shares of Class B Common Stock, for an aggregate purchase price of $20.9 million. The excess of cost over par value of the repurchased shares is recorded to additional paid in capital. As of September 30, 2022, $8.3 million remained available for the repurchase of shares under this share repurchase program.

Restricted Stock and Stock Option Plans

At the Company’s Annual Meeting of Shareholders held on July 21, 2021, the Company’s shareholders approved the Bluegreen Vacations Holding Corporation 2021 Incentive Plan (the “2021 Plan”), which allows for the issuance of up to 2,000,000 shares of the Company’s Class A Common Stock pursuant to restricted stock awards and options which may be granted under the 2021 Plan.  The 2021 Plan also allows for the grant of performance-based cash awards. During the nine months ended September 30, 2022, the board approved restricted stock grants of 208,035 shares to certain executive officers and employees under the 2021 Plan. There were 468,439 shares of restricted stock granted to officers and employees under the 2021 Plan during the nine months ended September 30, 2021. As of September 30, 2022, 1,333,995 shares remained available for grant under the 2021 Plan.

Restricted Stock Activity

The Company accounts for compensation cost for unvested time-based service condition restricted stock awards based on the fair value of the award on the measurement date, which is generally the grant date. The cost is recognized on a straight-line basis over the requisite service period of the award, with forfeitures recognized as incurred. The table below sets forth information regarding the Company’s unvested restricted stock award activity for the nine months ended September 30, 2022 and 2021.

	Nine Months Ended September 30,
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

The table below sets forth information regarding the restricted stock awards granted during the nine months ended September 30, 2022 and 2021.

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

(2)275,939 of the shares granted are scheduled to cliff vest in June 2025 and 192,500 of the shares granted are scheduled to cliff vest in June 2031, in each case subject to the terms and conditions of the 2021 Plan and the applicable award agreement.

The aggregate grant date fair value of the awards granted in January 2022 and June 2021 was $6.2 million and $9.7 million, respectively. As of September 30, 2022, there was $12.3 million of unrecognized share-based compensation with a remaining weighted average period of 4.63 years. Restricted stock compensation expense is included in selling general and administrative expenses in the Company’s unaudited consolidated statements of operations and comprehensive income.

Restricted stock compensation was $0.8 million and $2.4 million during the three and nine months ended September 30, 2022, respectively, and $0.5 and $0.6 million during the three and nine months ended September 30, 2021, respectively. No tax benefits have been recognized on restricted stock awards.

See Note 15, Subsequent Events, for information regarding restricted stock awards granted by the Company during October 2022.

11. Income Taxes

The Company and its subsidiaries file a consolidated U.S. federal income tax return and income tax returns in various state and foreign jurisdictions. With certain exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2017.

The Company’s effective income tax rate was approximately 27% and 26% during the three months ended September 30, 2022 and 2021, respectively, and 27% during both the nine months ended September 30, 2022 and 2021. Effective income tax rates for interim periods are based upon the Company’s then current estimated annual rate. The effective income tax rate varies based upon the estimate of taxable earnings as well as on the mix of taxable earnings in the various states in which the Company and its subsidiaries operate. As such, the Company’s effective tax rates for the 2022 and 2021 periods reflect an estimate of its annual taxable earnings, state taxes, non-deductible items and changes in valuation allowance on deferred tax assets for each respective year.

Certain of the Company’s state filings are under routine examination. While there is no assurance as to the results of these audits, the Company does not currently anticipate any material adjustments in connection with these examinations.

As of September 30, 2022, the Company did not have any significant amounts accrued for interest and penalties or recorded for uncertain tax positions.

12. Earnings Per Share

The following table presents the calculation of the Company’s basic and diluted earnings per share (“EPS”):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2022	2021	2022	2021
Basic EPS:
Numerator:
Net income attributable to shareholders	$22,964	$23,127	$56,736	$45,602
Denominator:
Weighted average shares outstanding	19,101	21,709	20,029	20,660
Basic EPS	$1.20	$1.07	$2.83	$2.21

Diluted EPS
Numerator:
Net income attributable to shareholders	$22,964	$23,127	$56,736	$45,602
Denominator:
Basic - Weighted average shares outstanding	19,101	21,709	20,029	20,660
Dilutive effect of restricted stock rewards	131	18	162	-
Diluted weighted average number of common shares outstanding	19,232	21,727	20,191	20,660
Diluted EPS	$1.19	$1.06	$2.81	$2.21

During the three and nine months ended September 30, 2022, 130,776 and 162,579, respectively, of weighted average shares of unvested restricted stock awards outstanding were included in the computation of diluted earnings per share as the shares were dilutive. During the three months ended September 30, 2021, 17,693 of weighted average shares of unvested restricted stock awards outstanding were included in the computation of diluted earnings per share as the shares were dilutive. During the nine months ended September 30, 2021, 220,963 shares of unvested restricted stock awards outstanding were excluded from the computation of diluted earnings per share as the shares were antidilutive.

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

During the three and nine months ended September 30, 2022, the Company recognized expense to the Abdo Companies, Inc. of $38,000 and $153,000, respectively, in exchange for certain management services. During the three and nine months ended September 30, 2021, the Company recognized expense to the Abdo Companies, Inc. of $38,000 and $115,000, respectively, for such services. John E. Abdo, the Company’s Vice Chairman, is the principal shareholder and Chief Executive Officer of Abdo Companies, Inc.

In addition to the agreements listed above, the Company reimburses BBX Capital for advisory, risk management, administrative and other services. The Company reimbursed BBX Capital $0.3 million and $0.1 million during the three months ended September 30, 2022 and 2021, respectively, and $1.3 million and $0.6 million during the nine months ended September 30, 2022 and 2021, respectively, for such services. Further, BBX Capital reimbursed the Company less than $0.1 million during each of the three and nine months ended September 30, 2022 and 2021. The Company had $0.4 million in accrued expenses for the services described above as of September 30, 2022, and no amounts accrued for the services described above as of December 31, 2021.

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

The information provided for segment reporting is obtained from internal reports utilized by management. The CODM primarily uses adjusted earnings, or net income, before taking into account income taxes, interest income (excluding interest earned on VOI notes receivable), interest expense (excluding interest expense incurred on debt secured by VOI notes receivable), and depreciation and amortization (“Adjusted EBITDA”) to evaluate the reporting segments’ performance. See Management’s Discussion and Analysis of Financial Condition and Results of Operations for information regarding Adjusted EBITDA, including the definition of Adjusted EBITDA.

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

The table below sets forth the Company’s revenue for its reportable segments for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenues:	2022	2021	2022	2021
Sales of VOIs and financing	$199,794	$168,784	$540,475	$424,249
Resort operations and club management	30,860	28,190	88,337	82,392
Cost reimbursements (1)	20,719	18,699	54,950	50,859
Total segment revenues	251,373	215,673	683,762	557,500
Corporate and other	594	77	1,265	424
Eliminations	(1,131)	(1,232)	(3,564)	(3,815)
Total revenues	$250,836	$214,518	$681,463	$554,109

(1)Cost reimbursement revenue and expense net to zero and are excluded from the computation of adjusted EBITDA below.

The table below sets forth the Company’s Adjusted EBITDA for its reportable segments reconciled to net income for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Adjusted EBITDA (1):
Sales of VOIs and financing	$43,953	$47,017	$117,053	$106,477
Resort operations and club management	21,895	21,638	63,369	58,897
Segment Adjusted EBITDA	65,848	68,655	180,422	165,374
General and administrative expenses (2)	(22,313)	(24,399)	(69,871)	(69,547)
Depreciation and amortization	(1,844)	(1,706)	(5,522)	(4,937)
Severance	-	(2,403)	-	(2,403)
Other (expense) income, net	296	(121)	774	157
Interest income (other than interest earned on VOI notes receivable)	298	77	491	267
Interest expense - corporate	(6,053)	(4,811)	(16,656)	(15,353)
Provision for income taxes	(8,586)	(7,975)	(20,948)	(16,858)
Net income	27,646	27,317	68,690	56,700
Less: Net income attributable to Non-controlling interests	(4,682)	(4,190)	(11,954)	(11,098)
Net income attributable to shareholders	$22,964	$23,127	$56,736	$45,602

(1)See Management’s Discussion and Analysis of Financial Condition and Results of Operations for information regarding Adjusted

EBITDA, including the definition of Adjusted EBITDA.

(2) Included in general and administrative expenses for the three and nine months ended September 30, 2022 is $0.8 million and $2.4 million, respectively, of share-based compensation. There was $0.5 million and $0.6 million of share-based compensation expense during the three and nine months ended September 30, 2021, respectively.

15. Subsequent Events

On October 4, 2022, Bluegreen purchased the property and other assets of a resort located in Panama City, Florida for approximately $78 million. The transaction is accounted for as an asset acquisition with the purchase price allocated to VOI inventory and certain property and equipment. In connection with this acquisition, Bluegreen entered into a non-revolving acquisition loan (the “Panama City Acquisition Loan”) with National Bank of Arizona (“NBA”) for the acquisition and renovation of the resort. The Panama City Acquisition Loan provides for advances of up to $96.6 million, provided, however, that the total advances may not exceed 70% of the acquisition and renovation costs. Advances may be made during a 36-month advance period. Approximately $54.5 million was advanced at closing for the acquisition of the resort. The remainder of the purchase price was paid in cash. Principal payments will be effected through release payments from sales of the completed VOIs, subject to a minimum amortization schedule, with the remaining balance due at maturity in October 2027. Borrowings under the Panama City Acquisition Loan bear interest at an annual rate equal to one-month Term SOFR plus 2.25%, subject to a floor of 2.40%. Recourse is limited to 30% of the principal and interest outstanding with decreases based on achieving certain milestones, subject to certain exceptions.

On October 19, 2022, the Company’s board of directors declared a quarterly cash dividend of $0.15 per share on its Class A and Class B Common Stock, which totaled $2.9 million in the aggregate, payable on November 21, 2022 to shareholders of record as of the close of trading on November 7, 2022.

In addition, on October 19, 2022, the Company granted 237,500 restricted shares of the Company’s Class A Common Stock to certain non-executive employees under the Company’s 2021 Plan. The restricted shares are scheduled to cliff vest in October 2027, subject to the terms and conditions of the 2021 Plan and the applicable award agreement. The aggregate fair value of the awards granted was $4.2 million.

In November 2022, the Company borrowed $50.0 million on its Fifth Third Syndicated Line of Credit.

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

•risks associated with the adverse impact of economic conditions, including the impact of the COVID-19 pandemic, supply chain constraints, labor shortages, rising interest rates and inflationary trends on the Company’s operations and results, including its sales of vacation packages, the price and liquidity of the Company’s Class A Common Stock and Class B Common Stock, the performance of the Company’s vacation ownership interest (“VOI”) notes receivable, and the Company’s ability to obtain additional capital, including the risk that if the Company needs or otherwise believes it is advisable to issue debt or equity securities or to incur indebtedness in order to fund the Company’s operations or investments, it may not be able to issue any such securities or obtain such indebtedness on favorable terms, or at all, and any issuance could result in the dilution of the interest of the Company’s shareholders;

•the availability of financing, the Company’s ability to sell, securitize or borrow against its VOI notes receivable on acceptable terms, and the Company’s ability to successfully increase its credit facility capacity or enter into capital market transactions or other alternatives to provide for sufficient available cash for a sustained period of time;

•the Company may not be successful in converting its pipeline of vacation packages into sales of VOIs at rates consistent with or exceeding historical levels;

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

•risks related to potential business expansion or other strategic opportunities, such as potential resort, land and development activity acquisitions, including that they may involve significant costs and the incurrence of significant indebtedness and may not be successful and that the Company’s efforts and expenses, including those aimed at enhancing the experience of Bluegreen Vacation Club Members, may be greater than anticipated and may not result in the benefits anticipated;

•risks relating to public health issues, including in particular the COVID-19 pandemic and the effects of the pandemic, including that while conditions have improved, Bluegreen’s business was adversely impacted by the pandemic and any resurgence or future pandemic may have similar or worse effects, and the pandemic may continue to have adverse effects, including due to changes in consumer behavior and preferences, and potential future increases in default and delinquency rates;

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

•risks associated with the Company’s customers’ compliance with their payment obligations under financing provided by the Company, including due to rising interest rates, inflationary trends, the increased presence and efforts of “timeshare-exit” firms and the success of actions which the Company has taken or may take in connection therewith, and the impact of defaults on its operating results and liquidity position;

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

Non-GAAP Financial Measures

This Quarterly Report on Form 10-Q includes discussions of terms that are not recognized terms under GAAP, and financial measures that are not calculated in accordance with GAAP, including system-wide sales of VOIs, guest tours, sale to tour conversion ratio, average sales volume per guest, EBITDA, Segment Adjusted EBITDA, and Adjusted EBITDA Attributable to Shareholders. For a discussion of EBITDA, Adjusted EBITDA, and EBTIDA Attributable to Shareholders, see “Key Business and Financial Metrics Used by Management” below. In addition, see “Reportable Segments Results of Operations” below for a reconciliation of Adjusted EBITDA to net income and system-wide sales of VOIs to gross sales of VOIs. See also “Key Business and Financial Metrics used by Management” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

As of September 30, 2022, the Company had total consolidated assets of approximately $1.3 billion and equity of approximately $314.4 million.

Segment Results

The Company reports the results of its business activities through the following reportable segments: Sales of VOIs and Financing; and Resort Operations and Club Management.

Information regarding income before income taxes by reportable segment is set forth in the table below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
(in thousands)
Sales of VOIs and financing	$42,276	$43,099	$112,061	$99,723
Resort operations and club management	21,728	21,447	62,839	58,311
Bluegreen corporate and other	(25,446)	(26,849)	(78,815)	(77,140)
BVH corporate	(2,326)	(2,405)	(6,447)	(7,336)
Income before income taxes	36,232	35,292	89,638	73,558
Provision for income taxes	(8,586)	(7,975)	(20,948)	(16,858)
Net income	27,646	27,317	68,690	56,700
Less: Net income attributable to noncontrolling interest	4,682	4,190	11,954	11,098
Net income attributable to shareholders	$22,964	$23,127	$56,736	$45,602

Executive Overview

Bluegreen is a leading vacation ownership company that markets and sells VOIs and manages resorts in popular leisure and urban destinations. As of September 30, 2022, Bluegreen’s resort network includes 46 Club Resorts (resorts in which owners in its Vacation Club have the right to use most of the units in connection with their VOI ownership) and 23 Club Associate Resorts (resorts in which owners in its Vacation Club have the right to use a limited number of units in connection with their VOI ownership). These Club Resorts and Club Associate Resorts are primarily located in high-volume, “drive-to” vacation locations, including Orlando, Las Vegas, the Smoky Mountains, Myrtle Beach, Charleston, the Branson, Missouri area, and New Orleans, among others. Through Bluegreen’s points-based system, the approximately 219,000 owners in Bluegreen’s Vacation Club have the flexibility to stay at units available at any of Bluegreen’s resorts and have access to over 11,300 other hotels and resorts through partnerships and exchange networks. Bluegreen’s sales and marketing platform is supported by marketing relationships with nationally-recognized consumer brands, such as Bass Pro and Choice Hotels. The Company believes these marketing relationships drive sales within its core demographic.

COVID-19 Pandemic

The COVID-19 pandemic has caused significant disruptions in international and U.S. economies and markets, and has had an unprecedented impact on the travel and hospitality industries. We believe that the increase in sales of VOIs in the third quarter of 2022 reflect the high demand for domestic travel despite continued COVID-19 cases and higher interest rates and inflationary trends during the period. While we hope that current conditions in the travel and leisure industry continue to improve, the impact of any changes in economic conditions and the pandemic on the Company’s business and operating results is uncertain.

VOI Sales and Financing

Bluegreen’s primary business is the marketing and sale of deeded VOIs, developed either internally or by third parties. Customers who purchase these VOIs receive an allotment of points, which can be redeemed for stays at one of Bluegreen’s resorts or at 11,300 other hotels and resorts available through partnerships and exchange networks. Bluegreen’s goal is to employ a flexible model with a mix of sales of owned, acquired or developed VOIs and sales of VOIs on behalf of third-party developers, as determined by management to be appropriate from time to time based on market and economic conditions, available cash, and other factors. Bluegreen believes that its relationships with third-party developers enables it to generate fees from the sale and marketing of their VOIs without incurring the significant upfront capital investment generally associated with resort acquisition or development. However, sales of Bluegreen owned inventory typically result in a greater contribution to EBITDA and Adjusted EBITDA, while fee-based sales typically do not require an initial investment or involve development financing risk. Both Bluegreen owned VOI sales and fee-based VOI sales result in recurring, incremental and long-term fee streams by adding owners to the Bluegreen Vacation Club and new resort management contracts. Fee-based sales of VOIs comprised 10% and 29% of Bluegreen’s system-wide sales of VOIs during the three months ended September 30, 2022 and 2021, respectively, and 15% and 32% of Bluegreen’s system-wide sales of VOIs during the nine months ended September 30, 2022 and 2021, respectively. While, as reflected in its results, Bluegreen has increased its focus on developed VOI sales, Bluegreen intends to remain flexible with respect to its sales of the different categories of its VOI inventory in the future based on economic conditions, business initiatives and other considerations. In connection with sales of VOIs, the Company also generates interest income by providing financing to qualified purchasers. Collateralized by the underlying VOIs, Bluegreen’s loans are generally structured as 10-year, fully-amortizing loans with a fixed interest rate ranging from approximately 12% to 18% per annum. As of September 30, 2022, the weighted-average interest rate on Bluegreen’s VOI notes receivable was 15.4%. In addition, the Company earns fees for various other services it provides, including title and escrow services in connection with the closing of VOI sales, and mortgage servicing.

Resort Operations and Club Management

Bluegreen enters into management agreements with the HOAs that maintain most of the resorts in Bluegreen’s Vacation Club and earns fees for providing management services to those HOAs and the approximately 219,000 Vacation Club owners. These resort management services include providing or overseeing front desk operations, housekeeping services, maintenance, and certain accounting and administration functions. Bluegreen’s management contracts generally yield recurring cash flows and do not have the traditional risks associated with hotel management contracts that are generally linked to daily rate or occupancy. Bluegreen’s management contracts are typically structured as “cost-plus,” with an initial term of three years and automatic one-year renewals. In connection with the management services provided to the Bluegreen Vacation Club, Bluegreen manages the reservation system and provides owner, billing and collection services.

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

Reportable Segments Results of Operations

Adjusted EBITDA Attributable to Shareholders for the three and nine months ended September 30, 2022 and 2021:

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
(in thousands)
Adjusted EBITDA - sales of VOIs and financing	$43,953	$47,017	$117,053	$106,477
Adjusted EBITDA - resort operations and club management	21,895	21,638	63,369	58,897
Total Segment Adjusted EBITDA	65,848	68,655	180,422	165,374
Less: Bluegreen's Corporate and other	(18,773)	(21,230)	(59,190)	(60,153)
Less: BVH Corporate and other	(479)	(582)	(1,525)	(1,912)
Adjusted EBITDA	46,596	46,843	119,707	103,309
Less: Adjusted EBITDA attributable to non-controlling interest	(4,746)	(4,221)	(12,131)	(12,250)
Total Adjusted EBITDA attributable to shareholders	$41,850	$42,622	$107,576	$91,059

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
(in thousands)
Net income attributable to shareholders	$22,964	$23,127	$56,736	$45,602
Net income attributable to the non-controlling interest in Bluegreen/Big Cedar Vacations	4,682	4,190	11,954	11,098
Net Income	27,646	27,317	68,690	56,700
Add: Depreciation and amortization	3,766	3,945	11,538	11,678
Less: Interest income (other than interest earned on
VOI notes receivable)	(298)	(77)	(491)	(267)
Add: Interest expense - corporate and other	6,053	4,811	16,656	15,353
Add: Provision for income taxes	8,586	7,975	20,948	16,858
EBITDA	45,753	43,971	117,341	100,322
Add: Share-based compensation expense(1)	836	457	2,398	608
Loss (gain) on assets held for sale	7	12	(32)	(24)
Add: Severance and other (2)	—	2,403	—	2,403
Adjusted EBITDA	46,596	46,843	119,707	103,309
Adjusted EBITDA attributable to the non-controlling interest	(4,746)	(4,221)	(12,131)	(12,250)
Adjusted EBITDA attributable to shareholders	$41,850	$42,622	$107,576	$91,059

(1)Share-based compensation expense for both the three and nine months ended September 30, 2022 and 2021 related to restricted stock awards granted in June 2021 and January 2022.

(2)Severance and other for the three and nine months ended September 30, 2021 consisted of severance of $2.4 million.

System-wide sales of VOI include Bluegreen owned VOI sales and fee-based VOI sales. The following table reconciles system-wide sales of VOIs to gross sales of VOIs, the most comparable GAAP financial measure.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Gross sales of VOIs	$185,902	$128,090	$472,295	$306,640
Add: Fee-Based sales	20,949	52,474	84,645	144,413
System-wide sales of VOIs	$206,851	$180,564	$556,940	$451,053

For the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021

Sales of VOIs and Financing

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2022		2021		2022		2021
	Amount	% of System-wide sales of VOIs (5)	Amount	% of System-wide sales of VOIs (5)	Amount	% of System-wide sales of VOIs (5)	Amount	% of System-wide sales of VOIs (5)
(in thousands)
Bluegreen owned VOI sales(1)	$185,902	90	$128,090	71	$472,295	85	$306,640	68
Fee-Based VOI sales	20,949	10	52,474	29	84,645	15	144,413	32
System-wide sales of VOIs	206,851	100	180,564	100	556,940	100	451,053	100
Less: Fee-Based sales	(20,949)	(10)	(52,474)	(29)	(84,645)	(15)	(144,413)	(32)
Gross sales of VOIs	185,902	90	128,090	71	472,295	85	306,640	68
Provision for loan losses (2)	(30,684)	(17)	(20,707)	(16)	(73,789)	(16)	(51,514)	(17)
Sales of VOIs	155,218	75	107,383	59	398,506	72	255,126	57
Cost of VOIs sold (3)	(14,805)	(10)	(7,482)	(7)	(44,868)	(11)	(19,675)	(8)
Gross profit (3)	140,413	90	99,901	93	353,638	89	235,451	92
Fee-Based sales commission revenue (4)	14,241	68	35,585	68	57,174	68	96,921	67
Financing revenue, net of financing expense	20,736	10	16,929	9	58,736	11	47,854	11
Other expense	(663)	0	—	0	(1,173)	0	—	0
Other fee-based services, title operations and other, net	2,359	1	2,741	2	6,956	1	6,375	1
Net carrying cost of VOI inventory	(4,905)	(2)	(4,036)	(2)	(12,975)	(2)	(17,927)	(4)
Selling and marketing expenses	(116,484)	(56)	(99,261)	(55)	(312,940)	(56)	(244,392)	(54)
General and administrative expenses - sales and marketing	(13,421)	(6)	(8,760)	(5)	(37,355)	(7)	(24,559)	(5)
Operating profit - sales of VOIs and financing	42,276	20%	43,099	24%	112,061	20%	99,723	22%
Add: Depreciation and amortization	1,677		1,515		4,992		4,351
Add: Severance and other	—		2,403		—		2,403
Adjusted EBITDA - sales of VOIs and financing	$43,953		$47,017		$117,053		$106,477

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

System-wide sales of VOIs. System-wide sales of VOIs were $206.9 million and $180.6 million during the three months ended September 30, 2022 and 2021, respectively, and $556.9 million and $451.1 million during the nine months ended September 30, 2022 and 2021, respectively. System-wide sales of VOIs are driven by the number of guests attending a timeshare sale presentation (a “guest tour”) and our ability to convert such guest tours into purchases of VOIs. The number of guest tours is driven by the number of existing owner guests Bluegreen has staying at a resort with a sales center who agree to attend a sales presentation and the number of new guest arrivals, the majority of which are utilizing a vacation package. During the 2022 periods, we experienced increases in both the number of existing owner tours and the number of new guest tours, which resulted in an increase in the total number of guest tours of 11% and 19%, respectively, compared to three and nine months ended September 30, 2021. In addition, the average sales volume per guest increased 3% and 4%, respectively, during the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021. The average sales volume per guest increase in the 2022 periods was driven by an increase in the average sales price per transaction of 19% during both the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021, partially offset by a 200 basis-point and 220 basis-point, respectively, decrease in the sale-to-tour conversion rate during the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021.

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

Sales of VOIs. Sales of VOIs were $155.2 million and $107.4 million during the three months ended September 30, 2022 and 2021, respectively, and $398.5 million and $255.1 million during the nine months ended September 30, 2022 and 2021, respectively. Sales of VOIs were impacted by the factors described in the discussion of system-wide sales of VOIs above and the proportion of Fee-Based VOI sales and the provision for loan losses. Gross sales of VOIs were reduced by $30.7 million and $20.7 million during the three months ended September 30, 2022 and 2021, respectively, and $73.8 million and $51.5 million during the nine months ended September 30, 2022 and 2021, respectively, for the provision for loan losses. The provision for loan losses varies based on the amount of financed, non-fee-based sales during the period and changes in estimates of future VOI notes receivable performance for existing and newly originated loans. The percentage of sales which were realized in cash within 30 days from sale was 37% during both the three months ended September 30, 2022 and 2021, and was 40% and 41% during the nine months ended September 30, 2022 and 2021, respectively. The provision for loan losses as a percentage of gross sales of VOIs was 17% and 16% during the three months ended September 30, 2022 and 2021, respectively, and 16% and 17% during the nine months ended September 30, 2022 and 2021, respectively.

The average annual default rates and delinquency rates (more than 30 days past due) on our VOI notes receivable were as follows:

	For the Twelve Months Ended September 30,
	2022	2021

Average annual default rates (1)	7.74%	9.21%

	As of September 30,
	2022	2021

Delinquency rates (1)	3.28%	2.36%

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

The following table sets forth certain information for system-wide sales of VOIs for the three and nine months ended September 30, 2022 and 2021:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2022	2021	Change		2022	2021	Change
(dollars in thousands)
Number of sales centers open at period-end	24	24	—%		24	24	—%
Total number of VOI sales transactions	10,054	10,370	(3)%		27,308	26,244	4%
Average sales price per transaction	$20,771	$17,524	19%		$20,545	$17,280	19%
Number of total guest tours	69,490	62,449	11%		184,816	155,803	19%
Sale-to-tour conversion ratio– total marketing guests	14.5%	16.6%	(210)	bp	14.8%	16.8%	(200)	bp
Number of existing owner guest tours	30,861	26,156	18%		85,489	70,174	22%
Sale-to-tour conversion ratio–existing owners	17.0%	19.2%	(220)	bp	17.0%	19.9%	(290)	bp
Number of new guest tours	38,629	36,293	6%		99,327	85,629	16%
Sale-to-tour conversion ratio– new guests	12.5%	14.8%	(230)	bp	12.9%	14.4%	(150)	bp
Percentage of sales to existing owners	52.1%	49.5%	260	bp	54.0%	54.8%	(80)	bp
Average sales volume per guest	$3,005	$2,910	3%		$3,036	$2,911	4%

Cost of VOIs Sold. During the three months ended September 30, 2022 and 2021, cost of VOIs sold was $14.8 million and $7.5 million, respectively. Cost of VOIs sold was $44.9 million and $19.7 million during the nine months ended September 30, 2022 and 2021, respectively. Cost of VOIs sold as a percentage of sales was 10% and 7% during the three months ended September 30, 2022 and 2021, respectively, and 11% and 8% during the nine months ended September 30, 2022 and 2021, respectively. Cost of VOIs sold as a percentage of sales of VOIs varies between periods based on the relative costs of the specific VOIs sold in each period and the size of the point packages of the VOIs sold (due to offered volume discounts, including consideration of cumulative sales to existing owners). Additionally, the effect of changes in estimates under the relative sales value method, including estimates of sales, future defaults, upgrades and incremental revenue from the resale of repossessed VOI inventory, are accounted for as VOI inventory true-ups and retrospectively adjust the margin previously recognized subject to those estimates. In 2022, we reinstated certain equity trade programs that were discontinued during 2020 that allow owners to use the equity in an existing

VOI (subject to such VOI not having an outstanding mortgage) towards the purchase of additional VOI inventory. During the three and nine months ended September 30, 2022, there was an increase of approximately $4.0 and $14.1 million, respectively, of cost of VOIs sold related to these true-ups. Cost of sales is typically favorably impacted in periods where a significant amount of Secondary Market VOI inventory is acquired or actual defaults and equity trades are higher than anticipated and the resulting change in estimate is recognized. Cost of VOIs sold as a percentage of sales of VOIs was higher for the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021 primarily due to the relative mix of inventory being sold, partially offset by the timing of secondary market VOI purchases and the reinstatement of certain equity programs in 2022.

Fee-Based Sales Commission Revenue. During the three months ended September 30, 2022 and 2021, Bluegreen sold $20.9 million and $52.5 million, respectively, and during the nine months ended September 30, 2022 and 2021, Bluegreen sold $84.6 million and $144.4 million, respectively, of third-party VOI inventory under commission arrangements and earned sales and marketing commissions of $14.2 million and $35.6 million, respectively, during the three months ended September 30, 2022 and 2021, and $57.2 million and $96.9 million during the nine months ended September 30, 2022 and 2021, respectively, in connection with those sales. The decrease in sales of third-party developer inventory on a commission basis during the 2022 periods was due to Bluegreen’s increased focus on selling Bluegreen owned VOIs. Bluegreen earned an average sales and marketing commission of 68% during both the three months ended September 30, 2022 and 2021, and 68% and 67% during the nine months ended September 30, 2022 and 2021, respectively, which is net of a reserve for commission refunds in connection with early defaults and cancellations pursuant to the terms of certain fee-based service arrangements. Bluegreen typically recognizes a sales and marketing commission between 65% and 68% on sales of third-party VOI inventory.

Financing Revenue, Net of Financing Expense — Sales of VOIs. Interest income on VOIs notes receivable was $25.5 million and $20.9 million during the three months ended September 30, 2022 and 2021, respectively, which was partially offset by interest expense on receivable-backed debt of $4.8 million and $3.8 million, respectively. Interest income on VOIs notes receivable was $71.0 million and $59.5 million during the nine months ended September 30, 2022 and 2021, respectively, which was partially offset by interest expense on receivable-backed debt of $12.3 million and $11.9 million, respectively. The increase in finance revenue, net of finance expense in the 2022 periods as compared to the 2021 periods is primarily due to higher VOI notes receivable balances as a result of higher sales of VOIs partially offset by higher outstanding receivable-backed debt balances. Revenues from mortgage servicing during the three months ended September 30, 2022 and 2021 were $1.1 million and $1.2 million, respectively, and $3.6 million and $3.8 million during the nine months ended September 30, 2022 and 2021, respectively, which are included in financing revenue, net of mortgage servicing expenses of $1.8 million and $1.3 million during the three months ended September 30, 2022 and 2021, respectively, and $4.7 million and $3.6 million during the nine months ended September 30, 2022 and 2021, respectively. Revenues from mortgage servicing is expected to continue to decrease over time as the portfolio of serviced loans decreases due to normal amortization and a higher proportion of system-wide sales of VOIs are generated from Bluegreen owned VOI sales.

Other Fee-Based Services — Title Operations, net. During both the three months ended September 30, 2022 and 2021, revenue from title operations was $3.7 million which was partially offset by expenses directly related to title operations of $1.3 million and $1.0 million, respectively. During the nine months ended September 30, 2022 and 2021, revenue from title operations was $10.2 million and $8.9 million, respectively, which was partially offset by expenses directly related to title operations of $3.3 million and $2.5 million, respectively. Resort title fee revenue varies based on VOI sales volumes as well as the title costs in the jurisdictions where the inventory being sold is located. The increase in the 2022 periods is due to the increase in system-wide sales of VOIs during each period compared to the 2021 periods, as described above.

Net Carrying Cost of VOI Inventory. The gross carrying cost of VOI inventory was $11.4 million and $10.1 million during the three months ended September 30, 2022 and 2021, respectively, which was partially offset by rental and sampler revenues of $6.5 million and $6.0 million, respectively. The gross carrying cost of VOI inventory was $32.3 million and $32.6 million during the nine months ended September 30, 2022 and 2021, respectively, which was partially offset by rental and sampler revenues of $19.4 million and $14.6 million, respectively. The decrease in net carrying costs of VOI inventory was primarily related to increased rentals of developer inventory. In certain circumstances, marketing costs are offset by using inventory for marketing guest stays.

Selling and Marketing Expenses. Selling and marketing expenses were $116.5 million and $99.3 million during the three months ended September 30, 2022 and 2021, respectively, and $312.9 million and $244.4 million during the nine months ended September 30, 2022 and 2021, respectively. The increase in selling and marketing expenses during the 2022 periods compared to the 2021 periods is primarily attributable to increased variable costs such as commissions to sales personnel as a result of the increase in system-wide sales, increased expenses to fulfill more guest tours in the 2022 periods, and the cost of expanded marketing operations, including the expansion of marketing operations into one Bass Pro store and four additional Cabela’s stores since September 30, 2021. We utilize our marketing operations at Bass Pro and Cabela’s stores to sell vacation packages to customers for future travel which require the customers to attend a timeshare presentation. Further, we have invested in various local and national marketing programs in an effort to attract new customers. These program changes may not be successful or generate a sufficient number of prospects to offset the program costs incurred.

Bluegreen’s vacation package marketing programs generated 40,595 vacation packages during the third quarter of 2022. As compared to the third quarter of 2021, this reflects a decrease of approximately 22% in vacation package sales, which we believe is due primarily to the challenging labor market, which impacted staffing levels and turnover at our kiosks, the impact of inflation on consumer traffic in the retail operations in which we operate, as well as certain changes to our package program, which we began testing in the third quarter of 2022.

As a percentage of system-wide sales of VOIs, selling and marketing expenses were 56% and 55% during the three months ended September 30, 2022 and 2021, respectively, and 56% and 54%, respectively, during the nine months ended September 30, 2022 and 2021. The increase in selling and marketing expenses as a percentage of system-wide sales of VOIs reflects higher total guests tours and the expansion of our sales and marketing operations.

The following table sets forth certain new customer marketing information, excluding sampler and other returning owner vacation packages, for the three and nine months ended September 30, 2022 and 2021:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Number of Bass Pro and Cabela's marketing locations at period-end	128	123	4	128	123	4
Number of vacation packages outstanding, beginning of the period (1)	184,782	163,738	13	187,244	121,915	54
Number of vacation packages sold	40,595	52,013	(22)	122,980	157,643	(22)
Number of vacation packages outstanding, end of the period (1)	169,950	174,496	(3)	169,950	174,496	(3)
% of Bass Pro vacation packages at period end	43%	48%	(10)	43%	48%	(10)
% of Cabela's vacation packages at period end	17%	18%	(6)	17%	18%	(6)
% of Choice Hotel vacation packages at period end	27%	23%	17	27%	23%	17
% of Other vacation packages at period end	12%	11%	9	12%	11%	9

(1)Excludes vacation packages that are greater than 12 months old, unless such vacation package has reserved a vacation stay, and vacation packages sold to customers who had already toured but purchased an additional vacation package. Further, the amounts for 2021 exclude vacation packages sold to customers which were extended for an additional year in 2020 due to COVID-19.

In addition to vacation packages sold to new prospects, we also sell vacation packages to customers who have already toured, some of whom purchased a VOI, and have indicated they would tour again. As of September 30, 2022, the pipeline of such packages was approximately 16,700. There is no assurance that such packages will convert to sales at historical or expected levels.

General and Administrative Expenses — Sales and Marketing Operations. General and administrative expenses, representing expenses directly attributable to sales and marketing operations, were $13.4 million and $8.8 million during the three months ended September 30, 2022 and 2021, respectively, and $37.4 million and $24.6 million during the nine months ended September 30, 2022 and 2021, respectively, primarily reflecting increased compensation costs and other related administrative costs due to higher sales of VOIs and the expansion of our sales and marketing support operations. As a percentage of system-wide sales of VOIs, general and administrative expenses directly attributable to sales and marketing operations were 6% and 5% during the three months ended September 30, 2022 and 2021, respectively, and 7% and 5% during the nine months ended September 30, 2022 and 2021, respectively.

Resort Operations and Club Management

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(dollars in thousands)	2022		2021		2022		2021
Resort operations and club management revenue	$51,579		$46,889		$143,287		$133,251
Resort operations and club management expense	(29,851)		(25,442)		(80,448)		(74,940)
Operating profit - resort operations and club management	21,728	42%	21,447	46%	62,839	44%	58,311	44%
Add: Depreciation and amortization	167		191		530		586
Adjusted EBITDA - resort operations and club management	$21,895		$21,638		$63,369		$58,897

Resort Operations and Club Management Revenue. Resort operations and club management revenue increased 10% and 8% during the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021. Cost reimbursement revenue, which consists of payroll and other operating expenses which we incur and pass through to the HOAs, increased 11% and 8% during the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021. The increase in cost reimbursement revenue was primarily attributable to an increase in headcount and higher wages. Excluding cost reimbursement revenue, resort operations and club management revenues increased 10% and 7% during the three and nine months ended September 30, 2022, respectively, as compared to the three and nine months ended September 30, 2021 primarily due to an increase in management fees commensurate with higher resort operating costs. Our resort network includes 69 and 68 Club and Club Associate Resorts as of September 30, 2022 and 2021, respectively. We managed 50 and 49 resort properties as of September 30, 2022 and 2021, respectively.

Resort Operations and Club Management Expense. During the three and nine months ended September 30, 2022, resort operations and club management expense increased 17% and 7% compared to three and nine months ended September 30, 2021, respectively. The increase was primarily due to increased compensation costs incurred during the 2022 periods as a result of higher staffing levels and a competitive labor market.

Bluegreen Corporate and Other

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021
General and administrative expenses - corporate and other	$(21,793)	$(23,790)	$(68,245)	$(67,534)
Other income (expense), net	255	(148)	673	56
Loss (gain) on assets held for sale	7	12	(32)	(24)
Add: Depreciation and amortization	1,922	2,239	6,016	6,741
Add: Share-based compensation and other	836	457	2,398	608
Adjusted EBITDA - Corporate and other	$(18,773)	$(21,230)	$(59,190)	$(60,153)

General and Administrative Expenses — Corporate and Other. General and administrative expenses directly attributable to corporate overhead were $21.8 million and $68.2 million during the three and nine months ended September 30, 2022, respectively, compared to $23.8 million and $67.5 million during the three and nine months ended September 30, 2021, respectively. The increase during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 was primarily due to higher legal expenses and higher IT costs.

Other (Expense) Income, net. Other (expense) income, net was $0.3 million and $0.7 million during the three and nine months ended September 30, 2022, respectively, compared to $(0.1) million and $0.1 million during the three and nine months ended September 30, 2021, respectively.

Interest Expense.  Interest expense unrelated to receivable-backed debt was $4.2 million and $11.8 million during the three and nine months ended September 30, 2022, respectively, compared to $3.0 million and $9.9 million during the three and nine months ended September 30, 2021, respectively. The increases in such interest expense during the three and nine months ended September 30, 2022 were primarily due to the higher weighted-average cost of borrowing, as compared to the three and nine months ended September 30, 2021. The weighted average cost of borrowing excluding receivable-backed debt as of September 30, 2022 was approximately 7.5% compared to approximately 5.8% as of September 30, 2021.

Net Income Attributable to Non-Controlling Interest. The Company includes in its consolidated financial statements the results of operations and financial condition of Bluegreen/Big Cedar Vacations, Bluegreen’s 51%-owned subsidiary. Net income attributable to non-controlling interest is the portion of Bluegreen/Big Cedar Vacations that is attributable to Big Cedar LLC, which holds the remaining 49% interest in Bluegreen/Big Cedar Vacations. Net income attributable to noncontrolling interests during the three and nine months ended September 30, 2022 was $4.7 million and $12.0 million, respectively, compared to $4.2 million and $11.1 million during the three and nine months ended September 30, 2021, respectively. The increase in net income attributable to noncontrolling interests for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 reflects higher sales of VOIs and operating profit at Bluegreen/Big Cedar Vacations.

BVH Corporate and Other

BVH Corporate and other in the Company’s segment information primarily includes the following:

•BVH’s corporate general and administrative expenses;

•Interest expense associated with Woodbridge’s junior subordinated debentures and BVH’s outstanding note payable to BBX Capital; and

•Interest income on interest-bearing cash accounts.

Corporate General and Administrative Expenses

BVH’s corporate general and administrative expenses were $0.5 million and $1.6 million for the three and nine months ended September 30, 2022, respectively, and $0.6 million and $2.0 million during the three and nine months ended September 30, 2021, respectively, and consist primarily of costs associated with BVH being a publicly traded company (including, but not limited to, executive compensation, shareholder relations, and legal and audit expenses).

Interest Expense

BVH’s interest expense for the three and nine months ended September 30, 2022 was $1.8 million and $4.9 million, respectively, compared to $1.8 million and $5.5 million during the three and nine months ended September 30, 2021, respectively. Interest expense includes $0.8 million and $2.3 million for the three and nine months ended September 30, 2022, respectively, and $1.1 million and $3.4 million during the three and nine months ended September 30, 2021, respectively, of interest expense on the note payable to BBX Capital issued in connection with the spin-off of BBX Capital in September 2020. The decrease in interest expense was primarily due to the $25.0 million repayment on the note to BBX Capital in December 2021.

Provision for Income Taxes from Continuing Operations

The provision for income taxes was $8.6 million and $20.9 million for the three and nine months ended September 30, 2022, respectively, compared to $8.0 million and $16.9 million during the three and nine months ended September 30, 2021, respectively. The Company’s effective income tax rate was 27% during both the nine months ended September 30, 2022 and 2021.

Changes in Financial Condition

The following table summarizes the Company’s cash flows for the periods indicated (in thousands)

	For the Nine Months Ended September 30,
	2022	2021

Net cash provided by operating activities	$68,734	$86,072
Net cash used in investing activities	(9,459)	(11,478)
Net cash used in financing activities	(38,159)	(70,460)
Net increase in cash, cash equivalents, and restricted cash	$21,116	$4,134

Cash Flows from Operating Activities

The Company’s operating cash flow decreased $17.4 million during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily reflecting the following:

•the acquisition of VOI inventory in Vail, Colorado of $18.6 million; and

•an increase in our VOI notes receivable portfolio;

•partially offset by increased operating profit in the 2022 period reflecting the stronger 2022 performance and continued recovery from the COVID-19 pandemic;

•timing of the payment of certain 2022 expenses, including those to Bass Pro, made in December 2021; and

•decreased cash paid for income taxes.

Cash Flows from Investing Activities

Cash used in investing activities was $9.5 million and $11.5 million during the nine months ended September 30, 2022 and 2021, respectively, and consisted of spending on purchases of property and equipment.

Cash Flows from Financing Activities

Cash used in financing activities decreased $32.3 million during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to a $76.7 million increase in net borrowings in the 2022 period primarily due to the 2022 Term Securitization, partially offset by $33.6 million of increased repurchases of shares of our Class A common stock in the 2022 period and $6.1 million of dividends paid during the 2022 period with no such dividends in the 2021 period.

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

Liquidity and Capital Resources

BVH Parent Company

The Company, at its parent company level, is a holding company with limited operations. It currently expects to incur approximately $2.0 million annually in executive compensation expenses and public company costs and annual interest expense of approximately $6.0 million associated with Woodbridge’s junior subordinated debentures and the note payable to BBX Capital, each as described below. These amounts are based on current expectations and assumptions, currently available information and, with respect to interest expense on Woodbridge’s junior subordinated debentures, interest rates as of September 30, 2022. Such assumptions and expectations may not prove to be accurate, interest rates may increase and, accordingly or otherwise, actual expenses may exceed the amounts expected.

As of September 30, 2022, the Company, excluding its subsidiaries, had cash, cash equivalents, and short-term investments of approximately $2.1 million. Its primary source of liquidity for the foreseeable future is expected to be its available cash, cash equivalents, and short-term investments and distributions from Bluegreen. BVH is dependent on the payment of distributions from Bluegreen to fund its operations and debt service requirements in future periods. There is no assurance that Bluegreen will pay distributions in the amounts required to fund BVH’s needs or at all.

In connection with the spin-off of BBX Capital in September 2020, BVH issued a $75.0 million note payable to BBX Capital that accrues interest at a rate of 6% per annum and requires payments of interest on a quarterly basis. Under the terms of the note, BVH has the option in its discretion to defer interest payments under the note, with interest on the entire outstanding balance thereafter to accrue at a cumulative, compounded rate of 8% per annum until such time as all accrued payments under the note are brought current, including deferred interest. In December 2021, BVH repaid $25.0 million on the note payable to BBX Capital, leaving a remaining balance as of September 30, 2022 of $50.0 million. All outstanding amounts under the note will become due and payable in September 2025 or earlier upon certain other events.

The Company’s wholly owned subsidiary, Woodbridge, had $65.4 million of junior subordinated debentures outstanding as of September 30, 2022. Woodbridge’s junior subordinated debentures accrue interest at a rate of 3-month LIBOR plus a spread ranging from 3.8% to 3.9%, mature between 2035 and 2036, and require interest payments on a quarterly basis.

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

In August 2021, the Company’s board of directors approved a share repurchase program which authorized the repurchase of the Company’s Class A Common Stock and Class B Common Stock at an aggregate cost of up to $40.0 million. In March 2022, the Company’s board of directors approved a $50.0 million increase in the aggregate cost of the Company’s Class A Common Stock and Class B Common Stock that may be repurchased under the program. During the nine months ended September 30, 2022 the Company repurchased and retired 1,911,980 shares of Class A Common Stock, for an aggregate purchase price of $54.4 million. During the nine months ended September 30, 2021, the Company repurchased and retired 988,309 shares of Class A Common Stock and 18,996 shares of Class B Common Stock for an aggregate purchase price of $20.9 million. As of September 30, 2022, $8.3 million remained available for the repurchase of shares under the Company’s share repurchase program.

During each of the second and third quarters of 2022, the Company paid a quarterly cash dividend on its Class A and Class B Common Stock of $0.15 per share which totaled $3.1 million and $2.9 million, respectively, and $6.1 million in the aggregate. On October 19, 2022, the Company’s board of directors declared a quarterly cash dividend of $0.15 per share on its Class A and Class B Common Stock, which totaled $2.9 million in the aggregate, which is payable on November 21, 2022 to shareholders of record as of the close of trading on November 7, 2022. The Company did not pay any dividends during 2021.

Bluegreen

Bluegreen believes that it has sufficient liquidity from the sources described below to fund its operations, including its anticipated working capital, capital expenditure, and debt service requirements for the foreseeable future, subject to the success of its operations and initiatives and the ongoing availability of credit.

Bluegreen’s primary sources of funds from internal operations are: (i) cash sales; (ii) down payments received on VOI sales which are financed; (iii) proceeds from borrowings collateralized by notes receivable; (iv) cash from finance operations; and (v) net cash generated from sales and marketing fee-based services and other fee-based services, including resort management operations.

The ability to borrow against notes receivable from VOI buyers has been important to Bluegreen’s continued liquidity. A financed VOI buyer is generally only required to pay a minimum of 10% of the purchase price in cash at the time of sale; however, selling, marketing and administrative expenses attributable to the sale are primarily cash expenses that generally exceed a buyer’s minimum required down payment. Accordingly, having financing facilities available to borrow against Bluegreen’s VOI notes receivable has been important to its ability to meet its short and long-term cash needs. Bluegreen has attempted to maintain a number of diverse financing facilities. Historically, Bluegreen has relied on the term securitization market in order to generate liquidity and create capacity in its receivable facilities. In addition, maintaining adequate VOI inventory to sell and pursue growth into new markets requires Bluegreen to use cash on hand or incur debt for the acquisition, construction and development of new resorts. In July 2022, the Company purchased 46 one-bedroom units at a resort in Vail, Colorado for $18.6 million.  In October 2022, the Company purchased the property and assets of a resort located in Panama City, Florida for approximately $78 million. In connection with said acquisition, Bluegreen received an Acquisition and Renovation Loan, as described below. In addition to the cash to acquire the Vail resort and the Panama City resort, we expect to spend between $10.0 million and $20.0 million in possible acquisitions and development expenditures during the fourth quarter of 2022 which includes development activity at resorts in Missouri and Tennessee. Further, we expect to spend between $65.0 million and $70.0 million on improvements to the Vail and Panama City Beach resorts over the next 1- 3 years. Bluegreen continues to pursue opportunities for new resort or land acquisitions. There is no assurance that any resort, land or development activity or acquisitions will be successfully completed or successful.

As described above, Bluegreen’s ability to borrow against its VOI notes receivable has historically been a significant source of liquidity. If Bluegreen is unable to renew credit facilities or obtain new credit facilities, Bluegreen’s business, results of operations, liquidity, or financial condition would be materially, adversely impacted.

Bluegreen has entered into agreements with third-party developers that allow Bluegreen to buy VOI inventory, typically on a non-committed basis, prior to when it intends to sell such VOIs. Bluegreen also enters into secondary market arrangements with certain HOAs and others typically on a non-committed basis, which allows Bluegreen to acquire VOIs generally at a significant discount, as such VOIs are typically obtained by the HOAs through foreclosure in connection with maintenance fee defaults. Acquisition expenditures for JIT and secondary market inventory, both of which are considered Bluegreen-owned inventory, is expected to range between $7.0 million and $10.0 million during the fourth quarter of 2022.

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

Approximately $194.7 million of VOI receivables were sold to BXG Receivables Note Trust 2022-A (the “Trust”) in the transaction. The gross proceeds of such sales to the Trust were $171.9 million. A portion of the proceeds received were used to: repay $53.2 million under the Syndicated Warehouse Facility, representing all amounts outstanding under the facility at that time; repay $11.0 million under the Liberty Bank Facility; repay $16.1 million under the Pacific Western Bank Facility; capitalize a reserve fund; and pay fees and expenses associated with the transaction. Prior to the closing of the 2022 Term Securitization, Bluegreen, as servicer, funded $4.9 million in connection with the servicer redemption of the notes related to the 2013 Term Securitization, as described above, and certain of the VOI notes in such trust were sold to the Trust in connection with the 2022 Term Securitization. The remainder of the gross proceeds from the 2022 Term Securitization were used for general corporate purposes.

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

Bluegreen has $16.5 million of required contractual obligations due to be paid within one year, as well as two financing facility with advance periods that will expire within one year. While there is no assurance that Bluegreen will be successful, Bluegreen intends to seek to renew or extend its debt and extend its advance periods on certain facilities.

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

Credit Facilities for Receivables with Future Availability

Bluegreen maintains various credit facilities with financial institutions which allow Bluegreen to borrow against or sell its VOI notes receivable. As of September 30, 2022, Bluegreen had the following credit facilities with future availability, in each case, subject to the terms and conditions of the applicable facility (dollars in thousands):

	Borrowing Limit as of September 30, 2022	Outstanding Balance as of September 30, 2022	Availability as of September 30, 2022	Advance Period Expiration; Borrowing Maturity as of September 30, 2022	Borrowing Rate; Rate as of September 30, 2022
Liberty Bank Facility	$40,000	$11,161	$28,839	June 2024; June 2026	Prime - 0.50%; floor of 3.00%; 5.00% (1)
NBA Receivables Facility	70,000	18,053	51,947	September 2023; March 2028	30 day LIBOR+2.25%; floor of 3.00%; 5.37% (2)
Pacific Western Facility	50,000	6,600	43,400	September 2024; September 2027	30 day LIBOR+2.50% to 2.75%(3); 5.62%
Syndicated Warehouse Facility	250,000	—	250,000	September 2025; September 2026	1-month SOFR +1.75%; interest rate floor of 0.25%(4)

	$410,000	$35,814	$374,186

(1)Recourse is limited to $5.0 million, subject to certain exceptions.

(2)Borrowings accrue interest at one-month LIBOR plus 2.25% (with an interest rate floor of 3.00%). Recourse to Bluegreen/Big Cedar Vacations is limited to $10.0 million, subject to certain exceptions.

(3)Recourse is limited to $7.5 million, subject to certain exceptions.

(4)Borrowings accrue interest at a rate equal to one-month SOFR rate plus 1.75% The interest rate will increase to the applicable rate plus 2.75% upon the expiration of the advance period.

Syndicated Warehouse Facility. Bluegreen has an $80.0 million VOI notes receivable purchase facility (the “Syndicated Warehouse Facility”). In September 2022, Bluegreen amended and restated the facility to increase the maximum outstanding financings from $80.0 million to up to $250.0 million and extended the advance period from December 2022 to September 2025. The amended and restated facility provides for an advance rate of up to 88% (an increase from 80% prior to the amendment and the restatement) with respect to VOI receivables securing amounts financed. Borrowings under the facility bear interest until the expiration of the revolving advance period at a rate equal to the one-month Term SOFR rate plus 1.75% (a decrease from one-month LIBOR or commercial paper rate plus 2.25% prior to the amendment and restatement) and thereafter at a rate equal to the one-month Term SOFR rate plus 2.75% (a decrease from one-month LIBOR or commercial paper rate plus 3.25% prior to the amendment and restatement). The facility is non-recourse.

Quorum Purchase Facility. Bluegreen/Big Cedar Vacations has a $50.0 million VOI notes receivable purchase facility (the “Quorum Purchase Facility”) with Quorum Federal Credit Union (“Quorum”), pursuant to which Quorum has agreed to purchase eligible VOI notes receivable, subject to certain conditions precedent and other terms of the facility. In October 2022, the Quorum Purchase Facility was amended to change the advance period expiration from December 2022 to October 2022. The facility maturity date remained December 2034 and continues to be nonrecourse.

See Note 10 to the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2021 for additional information with respect to Bluegreen’s receivable-backed notes payable facilities.

Other Credit Facilities

Fifth Third Syndicated Line-of-Credit and Fifth Third Syndicated Term Loan. Bluegreen’s has a corporate credit facility which included a $100.0 million term loan (the “Fifth Third Syndicated Loan”) with quarterly amortization requirements and a $125.0 million revolving line of credit (the “Fifth Third Syndicated LOC”) as of December 31, 2021. In February 2022, Bluegreen amended the facility, which included a $75.0 million increase to the revolving line. Borrowings generally bear interest at a rate of term SOFR plus 1.75-2.50% and a 0.05%-0.10% credit spread adjustment, depending on Bluegreen’s leverage ratio. The amendment also extended the maturity date from October 2024 to February 2027. Borrowings are collateralized by certain VOI inventory, sales center buildings, management fees, short-term receivables and cash flows from residual interests relating to certain term securitizations. As of September 30, 2022, outstanding borrowings under the facility totaled $117.5 million, including $97.5 million under the Fifth Third Syndicated Term Loan with an interest rate of 5.40%, and $20.0 million under the Fifth Third Syndicated Line of Credit with an interest rate of 4.86%.

Panama City Acquisition Loan. On October 4, 2022, Bluegreen purchased the property and other assets of a resort located in Panama City, FL for approximately $78 million. In connection with this acquisition, Bluegreen entered into a non-revolving acquisition loan (the “Panama City Acquisition Loan”) with National Bank of Arizona (“NBA”) for the acquisition and renovation of the resort. The Panama City Acquisition Loan provides for advances of up to $96.6 million, provided, however, that the total advances may not exceed 70% of the acquisition and renovation costs. Advances may be made during a 36-month advance period. Approximately $54.5 million was advanced at closing for the acquisition of the resort. The remainder of the purchase price was paid in cash. Principal payments will be effected through release payments from sales of the completed VOIs, subject to a minimum amortization schedule, with the remaining balance due at maturity in October 2027. Borrowings under the Panama City Acquisition Loan bear interest at an annual rate equal to one-month Term SOFR plus 2.25%, subject to a floor of 2.40%. Recourse is limited to 30% of the principal and interest outstanding, with decreases based on achieving certain milestones and subject to certain exceptions.

Bluegreen also has outstanding obligations under various credit facilities and securitizations that have no remaining future availability as the advance periods have expired.

Commitments

The following table summarizes the contractual minimum principal and interest payments required on all of the Company’s outstanding debt and non-cancelable operating leases by period due date, as of September 30, 2022 (in thousands):

	Payments Due by Period
Contractual Obligations	Less than 1 year	1 – 3 Years	4 – 5 Years	After 5 Years		Unamortized Debt Issuance Costs	Total

Receivable-backed notes payable	$—	$2,708	$20,598	$352,339		$(5,533)	$370,112
Bluegreen notes payable and other borrowings	5,000	10,000	102,500	—		(1,197)	116,303
BVH note payable to BBX Capital, Inc.	—	50,000	—	—		—	50,000
Jr. subordinated debentures (1)	—	—	—	170,897		(947)	169,950
Noncancelable operating leases (2)	7,503	9,416	5,053	22,443		—	44,415
Bass Pro Settlement (3)	4,000	4,000	—	—	—	—	8,000
Contractual interest (4)	35,174	69,524	60,056	202,323		—	367,077
Total contractual obligations	$51,677	$145,648	$188,207	$748,002		$(7,677)	$1,125,857

(1)Amounts do not include purchase accounting adjustments for junior subordinated debentures of $34.2 million.

(2)Amounts represent the cash payment for leases and include interest of $10.0 million.

(3)Amounts represent the $4.0 million annual cash payments to Bass Pro during each of 2023 and 2024 pursuant to the June 2019 settlement agreement and include imputed interest of $0.4 million.

(4)Assumes that the scheduled minimum principal payments are made in accordance with the table above and the interest rate on variable rate debt remains the same as the rate at September 30, 2022.

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

In lieu of paying maintenance fees for unsold VOI inventory, Bluegreen may enter into subsidy agreements with certain HOAs. During the nine months ended September 30, 2022 and 2021, Bluegreen made payments related to such subsidies of $10.3 million and $11.2 million, respectively, which are included within cost of other fee-based services in the Company’s unaudited consolidated statements of operations and comprehensive income. As of September 30, 2022, Bluegreen had $10.4 million accrued for such subsidies, which is included in accrued liabilities and other in the unaudited consolidated balance sheet as of such date. As of December 31, 2021, Bluegreen had no accrued liabilities for such subsidies.

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

As previously disclosed, Bluegreen entered into a settlement agreement and revised marketing arrangement with Bass Pro and its affiliates during June 2019.  Pursuant to the Settlement Agreement, Bluegreen agreed to make five annual payments to Bass Pro of $4.0 million, which commenced in January 2020.  Additionally, in lieu of the previous commission arrangement, Bluegreen agreed to pay to Bass Pro a fixed annual fee for each Bass Pro and Cabela’s retail store that Bluegreen accessed and an amount per net vacation package sold.  We are currently in negotiations for a long-term extension of that agreement. Any such agreement will include a significant increase in fees paid to Bass Pro. While we are optimistic that an agreement with a long-term extension will be entered into, there is no assurance that an agreement will be reached. As of September 30, 2022, Bluegreen had sales and marketing operations at a total of 128 Bass Pro Shops and Cabela’s Stores. In December 2021, Bluegreen paid Bass Pro $8.3 million in payment of the 2022 fixed fee, of which $2.1 million was unamortized as of September 30, 2022 and is included in prepaid expenses in the Company’s unaudited consolidated balance sheet.

Off-balance-sheet Arrangements

As of September 30, 2022, the Company did not have any “off-balance sheet” arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes compared to the discussion in the Company’s Annual Report on Form 10-K.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and its Chief Financial Officer, conducted an evaluation of the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2022. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act has been recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and has been accumulated and communicated to its management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2022, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Information regarding the Company’s purchase of its Class A and Class B Common Stock during the three months ended September 30, 2022 is set forth in the table below:

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as a Part of Publicly Announced Programs	Maximum Cost of Shares That May Yet Be Purchased Under the Program
July 1 - July 31, 2022	843,358	$28.00	843,358 shares (or $23,614,024)	$8,312,745
August 1 - August 31, 2022	-	-	-	8,312,745
September 1 - September 30, 2022	-	-	-	8,312,745
Total	843,358	$28.00	843,358 shares (or $23,614,024)

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit Number	Description
10.1

Seventh Amended and Restated Indenture, dated as of September 30, 2022, by and among BXG Timeshare Trust I, as issuer, Bluegreen Vacations Corporation, as servicer, Vacation Trust, Inc., as club trustee, Concord Servicing LLC, as backup servicer, U.S. Bank National Association, as custodian, and U.S. Bank Trust Company, National Association, as indenture trustee as paying agent (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2022)

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

BLUEGREEN VACATIONS HOLDING CORPORATION

November 3, 2022	By:/s/ Alan B. Levan
Alan B. Levan
Chairman of the Board, Chief Executive Officer and President

November 3, 2022	By: /s/ Raymond S. Lopez
Raymond S. Lopez
Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer