Form 10-K
period 2022-12-31
Bluegreen Vacations Holding Corp
filed 2023-03-13
CIK 315858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2022, the last day of the registrant’s most recently completed second fiscal quarter, was $312.8 million (based on the closing sale price of the registrant’s Class A common stock on that date on the New York Stock Exchange).

The number of shares outstanding of each of the registrant’s classes of common stock as of March 9, 2023 is as follows:

Class A Common Stock of $.01 par value, 13,373,666 shares outstanding.

Class B Common Stock of $.01 par value, 3,664,117 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2023 Annual Meeting of Shareholders, expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended within 120 days after December 31, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K.

BLUEGREEN VACATIONS HOLDING CORPORATION

FORM 10-K TABLE OF CONTENTS

YEAR ENDED DECEMBER 31, 2022

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

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include all statements that do not relate strictly to historical or current facts and can be identified by the use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans,” “believes,” “projects,” “predicts,” “seeks,” “will,” “should,” “would,” “may,” “could,” “outlook,” “potential,” and similar expressions or words and phrases of similar import. Forward-looking statements include, among others, statements relating to the Company’s future financial performance, business prospects and strategy, anticipated financial position, liquidity and capital needs, including conditions surrounding, and the impact of, interest rate increases and the Coronavirus Disease of 2019 (“COVID-19”) pandemic, and other similar matters. These statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. Actual results may differ materially from those expressed in, or implied by, the forward-looking statements as a result of various factors, including, among others, the following:

•BVH has limited sources of cash and is dependent upon distributions from Bluegreen to fund its costs of operations;

•risks associated with the Company’s indebtedness, including that the Company will be required to utilize cash flow to service its indebtedness, that indebtedness may make the Company more vulnerable to economic downturns, and that indebtedness may subject the Company to covenants and restrictions on its operations and activities as well as the payment of dividends;

•risks associated with the adverse impact of economic conditions, including the impact of the COVID-19 pandemic, supply chain constraints, labor shortages, rising interest rates and inflationary trends on the Company’s operations and results, including its sales of vacation packages, the price and liquidity of the Company’s Class A Common Stock and Class B Common Stock, the performance of the Company’s vacation ownership interest (“VOI”) notes receivable, and the Company’s ability to obtain additional capital, including the risk that if the Company needs or otherwise believes it is advisable to issue debt or equity securities or to incur indebtedness in order to fund the Company’s operations or investments, it may not be able to issue any such securities or obtain such indebtedness on favorable terms or at all, and any issuance could result in the dilution of the interests of the Company’s current shareholders;

•risks relating to the availability of financing, the Company’s ability to sell, securitize or borrow against its VOI notes receivable on acceptable terms, and the Company’s ability to successfully increase its credit facility capacity or enter into capital market transactions or other alternatives to provide for sufficient available cash for a sustained period of time;

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

•risks related to potential business expansion or pursuing other strategic opportunities, such as potential resort, land and development activity acquisitions, including that they may involve significant costs and the incurrence of significant indebtedness and may not be successful and that the Company’s efforts and expenses, including those aimed at enhancing the experience of Bluegreen Vacation Club Members, may be greater than anticipated and may not result in the benefits anticipated;

•risks relating to public health issues, including that Bluegreen’s business was adversely impacted by the COVID-19 pandemic and any resurgence or future pandemic may have similar or worse effects, and the COVID-19 pandemic may continue to have adverse effects, including due to changes in consumer behavior and preferences, and result in potential future increases in default and delinquency rates;

•adverse changes to, expirations or terminations of, or interruptions in, and other risks relating to the Company’s business and strategic relationships, management contracts, exchange networks or other strategic marketing alliances, including the expiration of the Company’s business relationship with Bass Pro at the end of 2024 or that the relationships with Bass Pro and Choice Hotels may not be as profitable as anticipated, or at all, or otherwise not result in the anticipated benefits;

•the risks of the real estate market and the risks associated with real estate development, including a decline in real estate values and a deterioration of other conditions relating to the real estate market and real estate development and the risks associated with the Company’s ability to maintain sufficient or desired amounts of VOI inventory for sale;

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

•risks associated with the Company’s customers’ compliance with their payment obligations under financing provided by the Company, including due to rising interest rates, inflationary trends and the increased presence and efforts of “timeshare-exit” firms; the risk that actions which the Company has taken or may take in response to the efforts of “timeshare-exit” firms may not be successful; and the impact of defaults on the Company’s operating results and liquidity position;

•risks associated with the ratings of third-party rating agencies, including the impact of any downgrade on the Company’s ability to obtain, renew or extend credit facilities, or otherwise raise funds;

•changes in the Company’s business model and marketing efforts, plans or strategies, which may cause marketing expenses to increase or adversely impact its operating results and financial condition, and such expenses as well as the Company’s investments, including investments in new and expanded sales offices, and other sales and marketing initiatives, including screening methods, data driven analysis, and the restructuring of certain marketing operations during 2022, which include a transition to virtual, unmanned kiosks at certain locations, may not achieve the desired results;

•risks associated with technology and factors which may impact the Company’s telemarketing efforts, including cell phone technologies that identify or block marketing vendor calls and regulatory changes;

•risks associated with the Company’s relationships with third-party developers, including that third-party developers who provide VOIs to be sold by the Company pursuant to fee-based or just-in-time arrangements may not provide VOIs when planned and that may not fulfill their obligations to the Company or to the homeowners associations that maintain the resorts they developed;

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

•the updating of, and developments with respect to information technology and computer systems, including the cost of updating technology and the impact that any failure to keep pace with developments in technology could have on the Company’s operations or competitive position, and the Company’s information technology expenditures may not result in the expected benefits;

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

Reference is also made to the other risks and uncertainties discussed in the “Risk Factors” section of, and elsewhere in, this Annual Report on Form 10-K, including those inherent to the Company’s business and the vacation ownership industry and risks related to ownership of the Company’s stock.

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

•The Company may not pay dividends in the future when or in the amount expected, or at all.

Risks Related to Bluegreen and its Business

•Bluegreen is subject to the business, financial and operating risks inherent to the vacation ownership and hospitality industries, including travel, public health and discretionary spending.

•Bluegreen’s business and operations, including its ability to market VOIs, may be adversely affected by general economic conditions and conditions affecting the vacation ownership industry and the availability of financing.

•Bluegreen may not be able to compete successfully in the highly competitive vacation ownership industry.

•Bluegreen generates significant sales from its strategic partnerships and relationships and is subject to risks related to those partnerships and arrangements, including that they may be terminated or not renewed, and may not be as successful as anticipated.

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

•Bluegreen’s business and results could be adversely impacted if maintenance costs increase and there is resistance to increases in maintenance fees.

•Strategic transactions which Bluegreen may pursue may not be successful and may have adverse impacts, including diversion of management attention and the incurrence of significant expenses.

•The resale market for VOIs could adversely affect Bluegreen’s business.

•Bluegreen’s insurance policies may not cover potential losses, including losses relating to hurricanes, other natural disasters or closures in connection with public health issues.

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

Item 1. Business.

Overview

The Company’s sole activities relate to the activities of Bluegreen, a leading vacation ownership company that markets and sells VOIs and manages resorts in popular leisure and urban destinations. Bluegreen, which was previously a 93% owned subsidiary of the Company became a wholly owned subsidiary of the Company in May 2021.

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

In connection with the spin-off, the Company’s name was changed from BBX Capital Corporation to Bluegreen Vacations Holding Corporation. The Company also issued a $75.0 million note payable to BBX Capital (of which $50.0 million remained outstanding at December 31, 2022). The note accrues interest at a rate of 6% per annum and requires payments of interest on a quarterly basis. Under the terms of the note, the Company has the option in its discretion to defer interest payments under the note, with interest on the entire outstanding balance thereafter to accrue at a cumulative, compounded rate of 8% per annum until such time as the Company is current on all accrued payments under the note, including deferred interest. All remaining outstanding amounts under the note will become due and payable in September 2025 or earlier upon the occurrence of certain other events.

On May 5, 2021, the Company acquired approximately 7% of outstanding shares of Bluegreen’s common stock not previously owned by the Company through a statutory short-form merger under Florida law. In connection with the merger, Bluegreen’s shareholders (other than the Company) received 0.51 shares of the Company’s Class A Common Stock for each share of Bluegreen’s common stock that they held at the effective time of the merger (subject to rounding up of fractional shares). The Company issued approximately 2.66 million shares of its Class A Common Stock in connection with the merger. As a result of the completion of the merger, Bluegreen became a wholly owned subsidiary of the Company and its common stock was no longer publicly traded.

In July 2020, the Company effected a one-for-five reverse split of its Class A Common Stock and Class B Common Stock. Share and per share amounts set forth herein have been retroactively adjusted to reflect the one-for-five reverse stock split as if it had occurred as of January 1, 2020.

Our Business

Bluegreen is a leading vacation ownership company that markets and sells VOIs and manages resorts in popular leisure and urban destinations. Bluegreen’s resort network includes 46 Club Resorts (resorts in which owners in the Bluegreen Vacation Club (“Vacation Club”) have the right to control and use most of the units in connection with their VOI ownership) and 23 Club Associate Resorts (resorts in which owners in the Vacation Club have the right to use only a limited number of units in connection with their VOI ownership). These Club Resorts and Club Associate Resorts are primarily located in high-volume, “drive-to” vacation locations, including Orlando, Las Vegas, Myrtle Beach, Charleston and New Orleans, among others. In addition, in October 2022 Bluegreen purchased a resort located in Panama City Beach, Florida. Bluegreen expects this resort to be available for use by Bluegreen Vacation Club owners in 2023. Through Bluegreen’s points-based system, the approximately 218,000 owners in the Vacation Club have the flexibility to stay at units available at any of Bluegreen’s resorts and have access to over 11,400 other hotels and resorts through partnerships and exchange networks. Bluegreen’s sales and marketing platform is currently supported by marketing relationships with nationally-recognized consumer brands, such as Bass Pro and Choice Hotels. The Company believes these marketing relationships have helped generate sales within its core demographic, as described below.

The Vacation Club has grown from approximately 170,000 owners as of December 31, 2012 to approximately 218,000 owners as of December 31, 2022. The average Vacation Club owner is 48 years old and has an average annual household income of approximately $84,000. According to U.S. census data, households with an annual income of $50,000 to $100,000 represent approximately 28% of the total population. Bluegreen believes its ability to effectively scale the transaction size to suit its customer, as well as its high-quality, conveniently-located, “drive-to” resorts are key factors in attracting its core target demographic.

(1)Excludes “Other Income, Net”.

The COVID-19 pandemic caused significant disruptions in international and U.S. economies and markets, and had an unprecedented impact on the travel and hospitality industries, including a material adverse impact on Bluegreen’s results, especially during 2020 and to a lesser extent in 2021, as previously described in the Company’s filings with the SEC. Bluegreen believes that the increase in sales of VOIs in 2022 reflect the recovery from the pandemic and high demand for domestic travel despite ongoing COVID-19 cases and higher interest rates and inflationary trends. While we hope that improvements in the travel and leisure industry continue, the impact of economic challenges and public health concerns on the Bluegreen’s business and operating results is uncertain.

Products

Vacation Ownership Interests

Since entering the vacation ownership industry in 1994, Bluegreen has generated over 807,000 VOI sales transactions. Vacation Club owners receive an annual or biennial allotment of “points” in perpetuity (supported by an underlying deeded VOI held in trust for the owner) that may be used to stay at any of Bluegreen’s Club Resorts and Club Associate Resorts. Vacation Club owners can use their points to stay in resorts for varying lengths of time, starting at a minimum of two nights. The number of points required for a stay at a resort depends on a variety of factors, including resort location, size of the unit, vacation season and the days of the week. Under this system, Vacation Club owners can select vacations according to their schedules, space needs and available points. Subject to certain restrictions and fees, Vacation Club owners are typically allowed to carry over any unused points for one year and to “borrow” points from the next year.

Each of Bluegreen’s Club Resorts and Club Associate Resorts is managed by an HOA, which is governed by a board of directors or trustees. The board hires a management company to which it delegates many of the responsibilities of the HOA, including landscaping, security, housekeeping, garbage collection, utilities, insurance procurement, laundry and repairs and maintenance. Vacation Club owners pay annual maintenance fees which cover the costs of operating all of the resorts in the Vacation Club system, including fees for real estate taxes and reserves for capital improvements. If a Vacation Club owner does not pay such charges, his or her use rights may be suspended and ultimately terminated, subject to the applicable lender’s first mortgage lien, if any, on such owner’s VOI. Bluegreen provides management services to 50 resorts and the Vacation Club through contractual arrangements with HOAs. Bluegreen has historically had a 100% renewal rate on management contracts from Club Resorts.

The Vacation Club’s points-based platform offers owners significant flexibility. As reflected in the chart below, basic Vacation Club ownership entitles owners to use their points to stay at any of Bluegreen’s Club Resorts and Club

Associate Resorts, as well as to access more than 4,200 resorts available through the Resort Condominiums International, LLC (“RCI”) exchange network. For a nominal annual fee and transaction fees, Vacation Club owners can join and utilize the Traveler Plus program, which enables them to use their points to access an additional 48 direct exchange resorts, and other vacation experiences. Traveler Plus members can also directly use their Vacation Club points for stays in Choice Hotels’ Ascend Hotel Collection properties and Cambria Hotels and other benefits. Overall, there are more than 7,000 hotels in the Choice Hotels network, located in over 40 countries and territories, and Choice Hotels’ brands include the Ascend Hotel Collection, Comfort Inn, Comfort Suites, Quality Inn, Sleep Inn, Clarion, Clarion Pointe, Cambria Hotels and Suites, MainStay Suites, Suburban Extended Stay Hotel, Econo Lodge, Rodeway Inn, WoodSpring Suites and Everhome Suites. In addition, Vacation Club owners can convert their Vacation Club points into Choice Privileges points, which can be used for stays in Choice Hotels’ properties. Bluegreen remains focused on providing value to its Vacation Club owners through enhanced product offerings, new resort locations, broader vacation experiences and technological improvements, all designed to increase guest satisfaction.

Basic ownership[1]:
(100% of owners)

bluegreenvacations

69 quality resorts in popular destinations

RCI

4,200 resorts in 110+ countries

Significant vacation flexibility, including destination, length of stay and borrow-and-save options[2]

bluegreenvacations

The Bluegreen Vacation Club provides access to a variety of destinations and resort types

Optional Traveler Plus℠ program:
$59.00 incremental annual fee
(66% of owners) [3]

CHOICE HOTELS

prizzma

SELECT CONNECTIONS

400+ internal direct exchange resorts

Additional vacation options

Coast to Coast

Discounts at various hotels, restaurants, retail and leisure establishments and rental car agencies

(1) Requires annual payment of maintenance fees and club dues to the Vacation Club.
(2) Ability to borrow additional points for 1 year and in most cases rollover up to 1 year's worth of points for a one-time fee.
(3) Membership and resort information is as of December 31, 2022.

Approximately 66% of Vacation Club owners were enrolled in Traveler Plus as of December 31, 2022.

Vacation Club Resort Locations

As shown in the map below, Vacation Club resorts are primarily located on the U.S. East Coast and Midwest. The 48 direct-exchange resorts available to Traveler Plus members are concentrated along the West Coast and Hawaii. The Company believes that, together, this provides a broad geographic offering of resorts available to Vacation Club owners.

WA
MT
ND
ME
OR
ID
SD
MN
WI
MI
NY
VT
NH
MA
RI
CT
WY
IA
PA
NJ
NV
UT
CO
NE
IL
IN
OH
MD
DE
WV
CA
KS
MO
KY
VA
AZ
NM
OK
AR
TN
NC
SC
MS
AL
GA
TX
LA
FL
Bluegreen Club Resorts (43)
Bluegreen Club Resorts - Big Cedar JV (3)
Bluegreen Owned Resorts (1)
Bluegreen Club Associate Resorts (23)
Percent of Owner Population by State
6–10%
4–5%
2–3%
< 2%
Kauai
Niihau
Oahu
Molokai
Lanai
Maui
Hawaii
ARUBA

Vacation Club resorts are primarily “drive-to” resort destinations as approximately 88% of Bluegreen’s Vacation Club owners live within a four-hour drive of at least one resort. Bluegreen resorts are generally located in popular vacation destinations, such as Florida, South Carolina, North Carolina, Tennessee, Virginia, Texas, Louisiana, and Nevada, and represent a diverse mix of resort and urban destinations, allowing Vacation Club owners the ability to customize their vacation experience. In addition, Bluegreen expects to offer Vacation Club owners access to our new Panama City Beach resort in 2023.

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

Vacation Club Resorts

	Club Resorts	Location	Total units (1)	Managed by Bluegreen (2)	Sales center (5)
1	Cibola Vista Resort and Spa	Peoria, Arizona	343	✓	✓
2	The Club at Big Bear Village	Big Bear Lake, California	38	✓
3	The Innsbruck Aspen	Aspen, Colorado	17	✓
4	Streamside Cedar Resort	Vail, Colorado	46	✓
5	Via Roma Beach Resort	Bradenton Beach, Florida	28	✓
6	Daytona SeaBreeze	Daytona Beach Shores, Florida	78	✓	✓
7	Resort Sixty-Six	Holmes Beach, Florida	28	✓
8	The Hammocks at Marathon	Marathon, Florida	58	✓
9	The Fountains, Lake Eve and Oasis Lakes	Orlando, Florida	842	✓	✓
10	Orlando’s Sunshine Resort I & II	Orlando, Florida	84	✓
11	Casa del Mar Beach Resort	Ormond Beach, Florida	118	✓
12	Grande Villas at World Golf Village & The Resort at World Golf Village	St. Augustine, Florida	214	✓	✓
13	Bluegreen at Tradewinds	St. Pete Beach, Florida	160	✓	✓
14	Solara Surfside (6)	Surfside, Florida	60	✓
15	Studio Homes at Ellis Square	Savannah, Georgia	28	✓	✓
16	The Hotel Blake	Chicago, Illinois	160	✓	✓
17	Bluegreen Club La Pension	New Orleans, Louisiana	64	✓
18	Marquee	New Orleans, Louisiana	94	✓	✓
19	The Breakers	Dennis Port, Massachusetts	52	✓
20	The Soundings Seaside Resort	Dennis Port, Massachusetts	69	✓
21	Mountain Run at Boyne & Hemlock	Boyne Falls, Michigan	205	✓	✓
22	The Falls Village	Branson, Missouri	293	✓	✓
23	Paradise Point Resort (4)	Hollister, Missouri	150	✓
24	Bluegreen Wilderness Club at Big Cedar (4)	Ridgedale, Missouri	445	✓	✓
25	The Cliffs at Long Creek (4)	Ridgedale, Missouri	106	✓
26	Bluegreen Club 36	Las Vegas, Nevada	476	✓	✓
27	South Mountain Resort	Lincoln, New Hampshire	116	✓	✓
28	Blue Ridge Village I,II and III	Banner Elk, North Carolina	132	✓
29	Club Lodges at Trillium	Cashiers, North Carolina	58	✓
30	The Suites at Hershey	Hershey, Pennsylvania	78	✓
31	The Lodge Alley Inn	Charleston, South Carolina	90	✓	✓
32	King 583	Charleston, South Carolina	50	✓
33	Carolina Grande	Myrtle Beach, South Carolina	118	✓	✓
34	Harbour Lights	Myrtle Beach, South Carolina	324	✓	✓
35	Horizon at 77th	Myrtle Beach, South Carolina	88	✓
36	SeaGlass Tower	Myrtle Beach, South Carolina	136	✓
37	Shore Crest Vacation Villas I & II	North Myrtle Beach, South Carolina	240	✓	✓
38	MountainLoft I & II	Gatlinburg, Tennessee	394	✓	✓
39	Laurel Crest	Pigeon Forge, Tennessee	298	✓	✓
40	Eilan Hotel and Spa	San Antonio, Texas	163	✓	✓
41	Shenandoah Crossing	Gordonsville, Virginia	136	✓	✓
42	Bluegreen Wilderness Traveler at Shenandoah	Gordonsville, Virginia	146	✓
43	BG Patrick Henry Square	Williamsburg, Virginia	130	✓	✓
44	Parkside Williamsburg Resort	Williamsburg, Virginia	107	✓
45	Bluegreen Odyssey Dells & Pirate's Lodge	Wisconsin Dells, Wisconsin	92	✓
46	Christmas Mountain Village	Wisconsin Dells, Wisconsin	381	✓	✓
		Total Units	7,533

	Club Associate Resorts	Location	Managed by Bluegreen (2)
1	Paradise Isle Resort	Gulf Shores, Alabama
2	Shoreline Towers Resort	Gulf Shores, Alabama
3	La Cabana Beach Resort & Casino (3)	Oranjestad, Aruba
4	Dolphin Beach Club	Daytona Beach Shores, Florida	✓
5	Fantasy Island Resort II	Daytona Beach Shores, Florida	✓
6	Mariner’s Boathouse and Beach Resort	Fort Myers Beach, Florida
7	Tropical Sands Resort	Fort Myers Beach, Florida
8	Windward Passage Resort	Fort Myers Beach, Florida
9	Gulfstream Manor	Gulfstream, Florida	✓
10	Outrigger Beach Club	Ormond Beach, Florida
11	Landmark Holiday Beach Resort	Panama City Beach, Florida
12	Ocean Towers Beach Club	Panama City Beach, Florida
13	Panama City Resort & Club	Panama City Beach, Florida
14	Surfrider Beach Club	Sanibel Island, Florida
15	Petit Crest Villas and Golf Club Villas at Big Canoe	Marble Hill, Georgia
16	Pono Kai Resort	Kapaa (Kauai), Hawaii
17	Lake Condominiums at Big Sky	Big Sky, Montana
18	Foxrun Townhouses	Lake Lure, North Carolina
19	Sandcastle Village II	New Bern, North Carolina
20	Waterwood Townhouses	New Bern, North Carolina
21	Bluegreen at Atlantic Palace	Atlantic City, New Jersey
22	The Manhattan Club	New York, New York
23	Players Club	Hilton Head Island, South Carolina

(1)Represents the total number of units at the Club Resort. Owners in the Vacation Club have the right to use most of the units at each Club Resort in connection with their VOI ownership.

(2)Resorts managed by Bluegreen Resorts Management, Inc., Bluegreen’s wholly-owned subsidiary (“Bluegreen Resorts Management”).

(3)This resort is managed by Casa Grande Cooperative Association I, which has contracted with Bluegreen Resorts Management to provide management consulting services to the resort. The services provided by Bluegreen Resorts Management to this resort pursuant to such agreement are similar in nature to, but less extensive than, the services provided by Bluegreen or its subsidiaries to the other resorts listed in the table as “Managed by Bluegreen.” Further, Vacation Club owners can access most of the units at this resort.

(4)This resort is developed, marketed and sold by Bluegreen/Big Cedar Vacations.

(5)In addition to the sales centers identified in the table, Bluegreen also operates a sales center in Memphis, Tennessee.

(6)This resort and sales center are temporarily closed.

As previously described, in addition to resorts listed above, in October 2022, Bluegreen purchased a resort located in Panama City Beach, Florida. Bluegreen expects this resort to be available for use by Bluegreen Vacation Club owners in 2023.

Marketing and Sale of Inventory

VOI sales are typically generated by attracting prospective customers (“guests”) to tour a resort and attend a sales presentation (a “guest tour”). Bluegreen’s sales and marketing platforms utilize a variety of methods to attract prospective customers, drive guest tour flow and sell VOIs in its Vacation Club. Bluegreen utilizes marketing alliances with nationally-recognized brands, which provide access to venues which target consumers generally matching Bluegreen’s core demographic. To a lesser extent, guests are also sourced through programs which generate leads at high-traffic venues and in high-density tourist locations and events, as well as through referrals from existing owners and other guests at Bluegreen’s properties.

Many of Bluegreen’s marketing programs intended to attract prospective customers involve the sale of a discounted vacation package that typically includes a two to three night stay in close proximity to one of Bluegreen’s sales offices and requires participation in a guest tour. Vacation packages may be sold either in retail brick and mortar establishments, such as Bass Pro and Cabela’s stores and malls, through Bluegreen’s call transfer program with Choice, or via telemarketing. During the year ended December 31, 2022, Bluegreen sold approximately 169,000 vacation packages and 25% of its VOI sales were made to guests who had previously purchased a vacation package and attended a guest tour. As of December 31, 2022, Bluegreen had a pipeline of over 165,000 vacation packages sold to new customers. While there is no assurance that this will continue to be the case, prior to the impact of COVID-19 on travel, historically approximately 40% to 42% of vacation packages resulted in guest tours at one of Bluegreen’s resorts with a sales center within twelve months of purchase. In addition to vacation packages sold to new prospects, as reflected in the discussion above, Bluegreen also sells vacation packages to customers who have already toured and purchased a VOI and have indicated they would tour again. As of December 31, 2022, the pipeline included approximately 16,000 of such packages. There is no assurance that such packages will convert to sales at historical or expected levels.

Bluegreen Vacations Unlimited (“BVU”), Bluegreen’s wholly-owned subsidiary, has an exclusive marketing agreement through 2024 with Bass Pro, a nationally-recognized retailer of fishing, marine, hunting, camping and sports gear, that provides BVU with the right to market and sell vacation packages at kiosks in Bass Pro’s and Cabela’s retail locations and through other means. The Company believes that Bass Pro has a loyal customer base that strongly matches Bluegreen’s core demographic.

During the years ended December 31, 2022, 2021, and 2020, VOI sales to prospects and leads generated by the agreement with Bass Pro accounted for approximately 17%, 19% and 12%, respectively, of VOI sales volume. As of December 31, 2022, Bluegreen was operating marketing kiosks at a total of 129 Bass Pro Shops and Cabela’s stores (one new Bass Pro marketing location opened during 2022). In January 2023, as part of a reorganization of certain marketing programs, Bluegreen’s marketing kiosks at 23 Cabela’s stores were changed to unmanned virtual locations.

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

In addition to sales to new customers, Bluegreen seeks to sell additional VOI points to its existing Vacation Club owners. These sales generally have lower marketing costs and result in higher operating margins than sales generated through other marketing channels. During the years ended December 31, 2022, 2021, and 2020, sales to existing Vacation Club owners accounted for 54%, 54% and 64%, respectively, of Bluegreen’s system-wide sales of VOIs. Bluegreen targets a balanced mix of new customer and existing Vacation Club owner sales to support its goal of sustainable long-term growth. While there is no assurance that it will be the case in the future, Bluegreen believes that the variety of its marketing relationships has historically facilitated a healthy mix of new owner sales vs. existing owner sales that compare favorably to its competitors.

Bluegreen operates 24 sales centers, typically located at or adjacent to Bluegreen’s resorts. As of December 31, 2022, Bluegreen had over 3,400 employees dedicated to VOI sales and marketing. Bluegreen typically utilizes a uniform sales process and offers ongoing training for its sales personnel with the goal of maintaining strict quality control policies. During the year ended December 31, 2022, 96% of Bluegreen’s sales were generated from 20 of Bluegreen’s sales centers which focus on both new customer and existing Vacation Club owner sales. Bluegreen’s remaining 4 sales centers are primarily focused on sales to existing Vacation Club owners staying at the respective resort. Bluegreen also utilizes telesales operations to sell VOIs to Vacation Club owners.

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

Bluegreen Owned VOI Inventory

Bluegreen owned VOI inventory includes VOIs in resorts that Bluegreen has developed or acquired in addition to VOI inventory acquired pursuant to just in time (“JIT”) and secondary market arrangements. Sales of VOIs from Bluegreen owned VOI inventory comprised 86% of system-wide sales of VOIs during the year ended December 31, 2022. Bluegreen holds the notes receivable originated in connection with sales of Bluegreen owned VOI inventory.

Bluegreen acquires VOI inventory from HOAs and other owners generally on a non-committed basis. These VOIs are typically obtained by the applicable HOA through foreclosure or termination in connection with HOA maintenance fee defaults and from the HOA through the HOA’s exercise of its right of first refusal. In these cases, Bluegreen generally purchases these VOIs at a significant discount to retail price.

Bluegreen also may enter into JIT VOI inventory acquisition agreements with third-party developers that allow Bluegreen to buy VOI inventory in close proximity to when it intends to sell such VOIs

Fee-Based or Third Party Developer Owned VOI Inventory

Bluegreen offers sales and marketing services to third-party developers for a commission. Under these arrangements, which are typically, but not always, entered into on a non-committed basis, Bluegreen sells third-party developers’ VOIs as Vacation Club interests through Bluegreen’s sales and marketing platform. Bluegreen seeks to structure the fee for these services to cover selling and marketing costs, plus an operating profit. Historically, Bluegreen targeted a commission rate of 65% to 75% of the VOI sales price. Sales of third-party developer owned VOIs comprised 14% of system-wide sales of VOIs during the year ended December 31, 2022. Notes receivable originated in connection with sales of third-party developer owned VOIs are held by the third-party developer and, in certain cases, are serviced by Bluegreen for an additional fee. Bluegreen is not at risk for development financing and has no capital requirements, in connections with fee-based inventory, thereby potentially increasing return on invested capital, or ROIC. Bluegreen may also hold the HOA management contract associated with these resorts.

Future VOI Inventory

The retail value of Bluegreen owned VOI inventory on hand and available for sale fluctuates from period to period due to sales of VOIs, the acquisition of inventory, the development of new VOIs, reacquisition of VOIs through notes receivable defaults, and the acquisition of VOIs through JIT and secondary market arrangements. As of December 31, 2022 and 2021, Bluegreen owned VOI inventory (excluding units not currently being marketed as VOIs, such as model units) and had access to additional completed VOI inventory through fee-based and JIT arrangements having a retail sales value as follows (dollars are in thousands and represent the then-estimated retail sales value):

	As of December 31,
Inventory Source	2022	2021
Bluegreen owned completed VOI inventory	$1,516,025	$1,172,367
Fee-based VOI inventory	88,712	132,266
Total	$1,604,737	$1,304,633

Based on current estimates and expectations, the Company believes this inventory, combined with inventory being developed by Bluegreen or its third-party developer clients, and inventory that it may reacquire in connection with mortgage and maintenance fee defaults, can support its VOI sales at its current levels for approximately four to five years. The Company remains focused on strategically expanding its inventory through acquisitions of new resorts and continued development at certain of its existing resorts over the next several years. The Company intends to continue to evaluate opportunities to develop or acquire VOI inventory in key strategic markets where it identifies growing owner demand and where it currently has or expects to have a significant marketing and sales network. In connection with this strategy, in 2022, the Company purchased resorts in Vail, Colorado and Panama City Beach, Florida. While Bluegreen intends to continue to be flexible in its approach, sales of third-party developer owned VOIs is expected to decrease as a percentage of system-wide sales of VOIs compared to prior years as the Company continues its efforts to increase sales of Bluegreen owned VOIs in the future.

During the years ended December 31, 2022 and 2021, the estimated retail sales value and cash purchase price of the VOIs Bluegreen acquired through secondary market arrangements were as follows (dollars in thousands):

	Year Ended December 31,
	2022	2021
Estimated retail sales value	$288,831	$210,743
Cash purchase price	$11,446	$5,884

Active development activities consist primarily of improvements to the Vail and Panama City Beach resorts and additional VOI units being developed in Missouri and Tennessee.

Management and Other Fee-Based Services

The Company earns recurring management fees for providing services to HOAs. These management services include oversight of front desk, housekeeping, maintenance as well as certain accounting and administrative functions. The Company believes its management contracts yield highly predictable cash flows that do not have the traditional risks associated with hotel management contracts that are linked to daily rate or occupancy. Bluegreen’s management contracts are typically structured as “cost-plus” management fees, pursuant to which it generally earns fees equal to 10% to 12% of the costs to operate the applicable resort. These agreements generally have an initial term of three years with automatic one year renewals. As of December 31, 2022, Bluegreen provided management services to 50 resorts. The Company also earns recurring management fees for providing services to the Vacation Club. The services to the Vacation Club include managing the reservation system and providing owner billing and collection services. Bluegreen’s management contract with the Vacation Club currently provides for reimbursement of its costs plus a fee equal to $10 per Vacation Club owner. The Company may seek to expand its management services business, including to provide hospitality management services to hotels for third parties.

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

Customer Financing

The Company generally offers qualified purchasers financing for up to 90% of the purchase price of VOIs. The typical financing provides for a term of ten years and a fixed interest rate that is determined based on the FICO score of the borrower, the amount of the down payment and existing ownership, is fully amortizing in equal installments, and may be prepaid without penalty. Purchasers may receive an additional 1% discount on the interest rate by participating in a pre-authorized payment plan. As of December 31, 2022, approximately 93% of the Bluegreen’s serviced VOI notes receivable participated in the pre-authorized payment plan. During the year ended December 31, 2022, the weighted-average interest rate on the Company’s VOI notes receivable was 15.3%.

VOI purchasers are generally required to make a down payment or have equity in an existing VOI of at least 10% of the sales price. Bluegreen also promotes a point-of-sale credit card program sponsored by a third-party financial institution. Including down payments received on financed sales, approximately 40% of system-wide sales of VOIs during the year ended December 31, 2022 were paid in cash within approximately 30 days from the contract date.

See “Sales/Financing of Receivables” below for additional information regarding the Company’s receivable financing activities.

Loan Underwriting

The Company generally does not originate financing to customers with FICO scores below 600. However, it may provide financing to customers with no FICO score or a FICO score between 575 and 599 if the customer makes a minimum down payment of 20%. For loans made during 2022, the borrowers’ weighted-average FICO score after a 30-day, “same as cash” period from the point of sale was 728. Further information is set forth in the following table:

FICO Score	Percentage of originated and serviced VOI receivables
No Score	1.0%
<600	1.0%
600 - 699	31.0%
700+	67.0%

Collection Policies

Financed VOI sales originated by the Company utilize a note and mortgage. Collection efforts related to these VOI notes receivable are managed by Bluegreen. Collectors are incentivized through a performance-based compensation program.

Bluegreen generally pursues collection efforts with respect to Vacation Club owners with outstanding loans secured by their VOI by mail, telephone and email (as early as 10 days past due). At 30 days past due, Bluegreen mails a collection letter to the owner if a U.S. resident advising that if the loan is not brought current, the delinquency will be reported to a credit reporting agency. At 60 days past due, Bluegreen mails a letter to the owner advising that he or she may be prohibited from making future reservations for lodging at a resort. At 90 days past due, the Company stops the accrual of, and reverses previously accrued but unpaid, interest on the note receivable and typically mails a notice informing the owner that unless the delinquency is cured within 30 days, Bluegreen may terminate the underlying VOI ownership. If an owner fails to bring the account current within the given timeframe, the loan is generally defaulted and the owner’s VOI is terminated. In that case, Bluegreen mails a final letter, at approximately 127 days past due, notifying the owner of the loan default and the termination of his or her beneficial interest in the VOI property. Thereafter, Bluegreen may seek to resell the VOI to a new purchaser. In certain cases, at its discretion, Bluegreen may not default the loan and terminate the underlying VOI, in which case the loan would remain delinquent.

Allowance for Loan Losses

The Company estimates uncollectible VOI notes receivable based on historical loss amounts for similar VOI notes receivable and does not consider the value of the underlying collateral. The Company holds large pools of homogeneous VOI notes receivable and assesses uncollectibility based on pools of receivables as it does not believe there are significant concentrations of credit risk with any individual counterparty or groups of counterparties. In estimating future loan losses, management does not use a single primary indicator of credit quality, but instead evaluates VOI notes receivable based upon a combination of factors, including a static pool analysis that incorporates the aging of the respective receivables, default trends, and prepayment rates by origination year, as well as the FICO scores of borrowers and the mix of new versus existing owner loans.

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

Sales/Financing of Receivables

The Company’s ability to sell or borrow against its VOI notes receivable is an important factor in meeting its liquidity requirements. The vacation ownership business generally involves sales where a buyer is only required to pay 10% of the purchase price up front, while at the same time selling and marketing expenses related to such sales are primarily cash expenses that exceed the down payment amount. For the year ended December 31, 2022, sales and marketing expenses totaled approximately 57% of system-wide sales of VOIs. Accordingly, having facilities for the sale or hypothecation of VOI notes receivable, along with periodic term securitization transactions, have been critical factors in meeting the Company’s short and long-term cash needs. There are no assurances that sales, hypothecation or securitization of VOIs will be available in the future at acceptable terms or at all. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information about the Company’s VOI notes receivable purchase facilities and term securitizations.

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

Bluegreen’s Core Operating and Growth Strategies

Grow VOI sales

Bluegreen’s goal is to utilize its sales and marketing platform to achieve VOI sales growth through the expansion of existing alliances, continued development of new marketing programs and additional VOI sales to Bluegreen’s existing Vacation Club owners. Bluegreen believes there are a number of opportunities within its existing marketing alliances to drive future growth. In addition to its marketing through Bass Pro, Bluegreen has a marketing program through its Choice Hotels’ call-transfer programs. Further, Bluegreen continues to utilize its sales and marketing expertise to identify additional unique marketing relationships with nationally-recognized brands that resonate with its core demographic. Bluegreen will continue to actively seek to sell additional VOI points to its existing Vacation Club owners, which typically involve significantly lower marketing costs and have higher conversion rates compared to sales to new customers. Bluegreen’s goal continues to be to expand and update its sales offices to more effectively convert tours generated by its marketing programs into sales. To this end, Bluegreen has focused on identifying high traffic resorts where it believes increased investment in sales office infrastructure will yield strong sales results.

Continue to enhance Bluegreen’s Vacation Club experience

Bluegreen believes its Vacation Club offers owners exceptional value. Bluegreen’s Vacation Club offers owners access to its 46 Club Resorts and 23 Club Associate Resorts in popular vacation destinations, as well as access to over 11,400 other hotels and resorts and other vacation experiences, through partnerships and exchange networks. Bluegreen continues to seek to add value and flexibility to its Vacation Club membership and enhance the vacation experience of its Vacation Club owners, including through the addition of new destinations, the expansion of its exchange programs and the addition of new partnerships offering increased vacation options. Bluegreen also continuously seeks to improve its technology, including websites and applications, to enhance its Vacation Club owners’ experiences. Bluegreen believes these objectives will continue to enhance the Vacation Club experience, supporting Bluegreen’s goal of encouraging guests to vacation and to drive sales to both new and existing owners.

Grow higher-margin, cash generating revenues

Bluegreen also seeks to grow its recurring revenues such as resort management and financing revenues. Bluegreen believes these revenues are generally more predictable and can grow with little additional investment in infrastructure and can potentially produce higher-margins.

Increase sales and operating efficiencies across all customer touch-points

Bluegreen is actively seeking to improve its operational execution across all aspects of its business. Bluegreen’s sales and marketing platform utilizes a variety of screening methods and data-driven analyses intended to identify and attract high-quality prospects to its sales offices in an effort to increase volume per guest (“VPG”), an important measure of sales efficiency. Bluegreen also intends to leverage its size, infrastructure and expertise to increase its operating efficiency and profitability and hopes to gain further operational efficiencies by streamlining its support operations, such as call centers, customer service, administration and information technology. As previously described, during 2022, we acquired resorts in Vail, Colorado and Panama City Beach, Florida.

Pursue opportunistic strategic transactions

As part of our growth strategy, we may seek to acquire other VOI companies, resorts, sales and marketing platforms, management companies and contracts, and other assets, properties and businesses, particularly where significant synergies and cost savings may be available. We believe Bluegreen’s flexible sales and marketing platform may make these transactions possible in a variety of economic conditions. As previously discussed, during 2022 we acquired resorts in Vail, Colorado and Panama City Beach, Florida.

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

The vacation ownership industry was historically highly fragmented, with a large number of local and regional resort developers and operators having small resort portfolios of varying quality. The Company believes that the current growth in the vacation ownership industry has been driven by increased interest from resort developers and globally-

recognized lodging and entertainment brands, increased interest from consumers seeking flexible vacation options, continued product evolution and geographic expansion.

The average VOI owner is 39 years old and married and 78% have either graduated from or attended college. VOI owners have an average household income of over $95,000.

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

During the year ended December 31, 2022, approximately 3% of VOI sales were generated by marketing to prospective purchasers obtained through internal and third-party vendors’ outbound telemarketing efforts. The Company attempts to monitor the actions and legal and regulatory compliance of these third parties, but there are risks associated with the Company’s and such third parties’ telemarketing efforts. State and federal regulators have increased regulations and enforcement actions related to telemarketing operations, including requiring the adherence to state “do not call” laws. In addition, the Federal Trade Commission and Federal Communications Commission have implemented national “do not call” legislation. The Company has attempted to mitigate the risks associated with telemarketing through the use of  “permission based marketing,” whereby the Company obtains the permission of prospective purchasers to contact them in the future, thereby exempting such calls from the various “do not call” laws. The Company has also implemented policies and procedures that it believes reduce the possibility that individuals who have requested to be placed on a “do not call” list are not contacted, but such policies and procedures ensure strict regulatory compliance.

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

Competition

The Company competes with various high profile and well-established companies, many of which have greater liquidity and financial resources. Many of the world’s most recognized lodging, hospitality and entertainment companies develop and sell VOIs in resort properties. Major companies that now operate vacation ownership resorts directly, through subsidiaries or through strategic relationships include Marriott Vacations Worldwide Corporation, Hilton Grand Vacations, and Travel + Leisure Co. The Company also competes with numerous smaller owners and operators of vacation ownership resorts and from alternative lodging options available to consumers through both traditional methods of delivery as well as new web portals and applications, including private rentals of homes, apartments or condominium units, which have increased in popularity in recent years. The Company’s ability to remain competitive and to attract and retain customers depends on its customers’ satisfaction with its products and services as well as on distinguishing the quality, value, and efficiency of its products and services from those offered by its competitors.

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

Human Resources

As of December 31, 2022, the Company had 5,924 employees, 558 of whom were assigned at its headquarters in Boca Raton, Florida. As of December 31, 2022, a total of 30 of the Company’s employees were covered by two collective bargaining agreements which address the terms and conditions of their employment, including pay rates, working hours, certain employee benefits and procedures for settlement of labor disputes. The Company believes that its employee relations are good.

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

The Company is committed to fostering an inclusive work environment that supports its workforce and the communities it serves. It is the Company’s policy to seek to hire the best qualified employees regardless of gender, ethnicity or other protected characteristics and to fully comply with all laws relating to discrimination in the workplace.

Where You Can Find More Information

The Company’s website address is www.bvhcorp.com. Information on, or that may be accessed through, the Company’s website is not incorporated by reference herein, and references to the website URL of the Company in this Annual Report on Form 10-K are intended to be inactive textual references only. The Company files or furnishes reports and other documents with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy and information statements, as well as amendments to these reports and documents as applicable. Copies of these reports and documents are available free of charge on the Company’s website as soon as reasonably practicable after they are filed or furnished with the SEC. The SEC also maintains a website at www.sec.gov where you can access free of charge the reports and other documents we file or furnish with the SEC.

Item 1A. Risk Factors

The Company is subject to various risks and uncertainties relating to Bluegreen’s business and to the ownership and value of the Company’s stock, and general business, economic, financing, legal, regulatory, and other factors and conditions. In addition, new risk factors emerge from time to time, and it is not possible for management to either predict all risk factors or assess all potential impacts of any factor, or combination of factors. The risks discussed below also include forward-looking statements, and actual results and events may differ substantially from those expressed in, or implied by, the forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements.”

BVH is a holding company and relies primarily on dividends from Bluegreen to fund its operations and to service its debt, including its note payable to BBX Capital.

All of BVH’s operations and activities relate to the operations and activities of Bluegreen, and BVH will rely primarily on dividends from Bluegreen to service its debt and to fund its other cash requirements.

In connection with its spin-off of BBX Capital, its former wholly owned subsidiary, on September 30, 2020, the Company issued a $75.0 million promissory note in favor of BBX Capital. In 2021, the Company repaid $25.0 million of the note payable to BBX Capital, leaving a balance of $50.0 million as of December 31, 2022. The note payable to BBX Capital accrues interest at a rate of 6% per annum and requires payments of interest on a quarterly basis; provided, however, that interest payments may be deferred at the option of the Company, with interest on the entire outstanding balance thereafter to accrue at a cumulative, compounded rate of 8% per annum until such time as the Company is current on all accrued payments under the note, including deferred interest. All outstanding amounts under the note will become due and payable in September 2025 or earlier upon the occurrence of certain events.

The Company’s indebtedness at the holding company level also includes $65.4 million of junior subordinated debentures issued by Woodbridge Holdings Corporation (“Woodbridge”), the wholly owned subsidiary through which the Company holds its investment in Bluegreen. Woodbridge’s junior subordinated debentures accrue interest at a rate of 3-month LIBOR plus a spread ranging from 3.80% to 3.85%, mature between 2035 and 2036, and require payments of interest on a quarterly basis. The Company may also incur additional indebtedness in the future. The Company’s indebtedness increases its vulnerability to adverse economic conditions, as well as conditions in the credit markets generally, and may limit funds available for other purposes, including for acquisitions or investments, to pay dividends, and for other general corporate purposes.

It is currently expected that BVH will incur approximately $2.0 million annually in executive compensation and public company costs and annual interest expense of approximately $7.0 million to $7.5 million associated with Woodbridge’s junior subordinated debentures and the note payable to BBX Capital. These amounts are estimates only and are based on current expectations and assumptions, currently available information and, with respect to interest expense on Woodbridge’s junior subordinated debentures, interest rates as of December 31, 2022. Such assumptions and expectations may not prove to be accurate, interest rates may continue to increase and, accordingly, actual expenses may exceed the amounts expected. In addition, BVH may incur additional expenses.

BVH will be dependent on the payment of distributions by Bluegreen to fund its operations and satisfy its debt service requirements and other liabilities, including its note payable to BBX Capital. BVH may also in the future seek additional funds from third party sources, including traditional bank financing, secured or unsecured indebtedness, or the issuance of equity and/or debt securities. However, these alternatives may not be available to BVH on attractive terms, in the amounts needed, or at all including, without limitation, due to rising interest rates. There is no assurance that Bluegreen will be in a position to, or will otherwise be permitted (including due to restrictions set forth in its debt instruments), to pay dividends to BVH in the amounts necessary to fund its debt service or other obligations, or at all. The inability to receive distributions from Bluegreen or to obtain funds from third party sources would have a material adverse effect on the Company’s business, results of operations, and financial condition.

Alan B. Levan, John E. Abdo, Jarett S. Levan and Seth M. Wise’s control position may adversely affect the market price of the Company’s Class A Common Stock and Class B Common Stock.

Alan B. Levan, the Chairman, President and Chief Executive Officer of the Company, John E. Abdo, the Vice Chairman of the Company, Jarett S. Levan, the son of Mr. Alan Levan, and a director of the Company, and Seth M. Wise, a director of the Company, currently collectively beneficially own 6% of the Company’s Class A Common Stock and 75% of the Company’s Class B Common Stock which in the aggregate represent approximately 81% of the total voting power of the Company’s Class A Common Stock and Class B Common Stock. Because holders of the Company’s Class A Common Stock and Class B Common Stock vote as a single class on most matters, including the election of directors, as described below, Mr. Alan Levan, Mr. Abdo, Mr. Jarett Levan and Mr. Wise, without the vote or consent of any other shareholder of the Company, have the voting power to elect the Company’s directors and to control the outcome of any other vote of the Company’s shareholders, except in limited circumstances where Florida law mandates that the holders of the Company’s Class A Common Stock vote as a separate class. This control position may have an adverse effect on the market price of the Company’s Class A Common Stock and Class B Common Stock. In addition, their interests may conflict with the interests of the Company’s other shareholders.

The Company’s Amended and Restated Articles of Incorporation provide for fixed relative voting percentages between the Company’s Class A Common Stock and Class B Common Stock.

The Company’s Amended and Restated Articles of Incorporation provide for holders of the Company’s Class A Common Stock and Class B Common Stock to generally vote together as a single class, including with respect to the election of directors, with holders of the Company’s Class A Common Stock possessing in the aggregate 22% of the total voting power of all common stock and holders of the Company’s Class B Common Stock possessing in the aggregate the remaining 78% of the total voting power. These relative voting percentages will remain fixed unless the number of shares of the Company’s Class B Common Stock outstanding decreases to 360,000 shares, at which time the aggregate voting power of the Company’s Class A Common Stock will increase to 40% and the aggregate voting power of the Company’s Class B Common Stock will decrease to 60%. If the number of shares of the Company’s Class B Common Stock outstanding decreases to 280,000 shares, then the aggregate voting power of the Company’s Class A Common Stock will increase to 53% and the aggregate voting power of the Company’s Class B Common Stock will decrease to 47%. If the number of shares of the Company’s Class B Common Stock outstanding decreases to 100,000 shares, then the fixed voting percentages will be eliminated and each share of the Company’s Class A Common Stock and Class B Common Stock will be entitled to one vote per share. The share thresholds set forth above are subject to equitable adjustment to reflect any stock split, reverse stock split or similar transaction. The changes in the relative voting power represented by each class of the Company’s common stock are based only on the number of shares of Class B Common Stock outstanding, thus issuances of Class A Common Stock will have no effect on these provisions. If additional shares of the Company’s Class A Common Stock are issued without a comparative increase in the number of outstanding shares of the Company’s Class B Common Stock, the disparity between the equity interest represented by the Company’s Class B Common Stock and its voting power will widen. In addition, shareholders who hold shares of both the Company’s Class A Common Stock and Class B Common Stock, including Alan B. Levan, John E. Abdo, Jarett S. Levan and Seth M. Wise are able to sell shares of the Company’s Class A Common Stock without affecting in any material respect their overall voting interest. The fixed voting percentages between the Company’s Class A Common Stock and Class B Common Stock may have an adverse impact on the market price of such securities.

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

In addition, as a Florida corporation, the Company is subject to the provisions of the Florida Business Corporation Act (the “FBCA”), including those limiting the voting rights of “control shares.” Under the FBCA, subject to certain exceptions, including mergers and acquisitions effected in accordance with the FBCA, the holder of “control shares” of a Florida corporation that has (i) 100 or more shareholders, (ii) its principal place of business, its principal office or substantial assets in Florida and (iii) either more than 10% of its shareholders residing in Florida, more than 10% of its shares owned by Florida residents or 1,000 shareholders residing in Florida, will not have the right to vote those shares unless the acquisition of the shares was approved by a majority of each class of voting securities of the corporation, excluding those shares held by interested persons. “Control shares” are defined in the FBCA as shares acquired by a person, either directly or indirectly, that when added to all other shares of the issuing corporation owned by that person, would entitle that person to exercise, either directly or indirectly, voting power within any of the following ranges: (i) 20% or more but less than 33% of all voting power of the corporation’s voting securities; (ii) 33% or more but less than a majority of all voting power of the corporation’s voting securities; or (iii) a majority or more of all of the voting power of the corporation’s voting securities.

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

The Company may not pay regular quarterly dividends on its Class A Common Stock and Class B Common Stock in the future.

During each of the second, third and fourth quarters of 2022, the Company paid regular quarterly cash dividends on its Class A and Class B Common Stock of $0.15 per share. While the Company expects to continue to pay regular cash dividends and the Company’s Board of Directors declared a cash dividend of $0.20 per share during February 2023, there is no assurance that the Company will continue to pay quarterly cash dividends, whether on a regular basis, in amounts consistent with historical amounts, or at all. The payments of dividends by the Company, if any, will depend on many factors considered by its Board of Directors, including, without limitation, the Company’s financial condition and results of operations, liquidity requirements, market opportunities, and contractual constraints. The terms of the Company’s indebtedness may also restrict it from paying cash dividends on its stock under certain circumstances.

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

Bluegreen is subject to a number of business, financial and operating risks inherent to the vacation ownership industry, including, without limitation:

•macroeconomic factors and other risks associated with real estate and real estate development, as described in further detail below are under “Risks Related to the Real Estate Industry and Real Estate Development”;

•significant competition from other vacation ownership businesses and hospitality and alternative lodging providers;

•market and/or consumer perception of vacation ownership companies and the industry in general;

•increases in operating and other costs (as a result of inflation, labor and supply shortages, rising interest rates, or otherwise), including marketing costs, employee compensation and benefits, interest expense and insurance, which may not be offset by price or fee increases in Bluegreen’s business;

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

•shortages of labor or labor disruptions and increases in the cost of labor;

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

The COVID-19 pandemic had a significant adverse effect on Bluegreen’s business, financial condition, liquidity and results of operations and a resurgence or future pandemic or public health crisis may have similar or more effects.

The COVID-19 pandemic caused an unprecedented disruption in the U.S. and global economies and the industries in which Bluegreen operates. These disruptions and the reaction of the general public to the pandemic had a significant adverse impact on Bluegreen's financial condition and operations throughout 2020, including, without limitation, due to the temporary closure beginning in March 2020 of all of Bluegreen’s VOI sales centers, its retail marketing operations at Bass Pro Shops and Cabela’s stores and outlet malls, and its Choice Hotels call transfer program, Bluegreen’s cancellation of existing owner reservations through May 15, 2020 and new prospect guest tours through June 30, 2020, and the temporary closure of certain of Bluegreen’s Club Resorts and Club Associate Resorts in accordance with government mandates and advisories. Bluegreen results and operations continued to be negatively affected, albeit to a lesser extent, in 2021. While conditions have continued to improve, any resurgence of the pandemic or future pandemic or public health crisis may have similar or worse effects.

In addition, Bluegreen has historically financed a majority of its sales of VOIs, and accordingly, is subject to the risk of defaults by its customers. Bluegreen continues to evaluate the impact of the COVID-19 pandemic on its default or delinquency rates. Accordingly, and due to other risks and uncertainties associated with assumptions and changing market conditions, Bluegreen’s allowance for loan losses may not prove to be accurate and may be increased in future periods, which would adversely impact its operating results for those periods.

Further, the COVID-19 pandemic resulted in, and any future public health crisis may result in, instability and volatility in the financial markets. Bluegreen’s ability to borrow against or sell its VOI notes receivable has historically been a critical factor in its liquidity. If Bluegreen is unable to renew credit facilities or obtain new credit facilities, its business, results of operations, liquidity, or financial condition may be materially, adversely impacted.

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

Bluegreen generates a significant portion of its new sales prospects and leads through arrangements with various third parties, including Bass Pro and Choice Hotels. Bluegreen has an exclusive marketing agreement through 2024 with Bass Pro that provides the Company with the right to market and sell vacation packages at kiosks in each of Bass Pro’s retail locations and through other means. VOI sales to prospects and leads generated by Bluegreen’s marketing arrangement with Bass Pro accounted for approximately 17% and 19% of Bluegreen’s VOI sales volume during the years ended December 31, 2022 and 2021, respectively. If Bluegreen’s significant marketing arrangements, do not generate a sufficient number of prospects and leads, are terminated or not renewed, or is limited or changed in a manner adversely affecting Bluegreen’s operations, Bluegreen may not be able to market and sell its products and services to new owners at current sales levels, at anticipated levels or at levels required in order to offset the costs associated with its marketing efforts. In addition, any new arrangements or extensions of existing agreements may not be as profitable, or otherwise result in the benefits anticipated.

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

As of December 31, 2022, Bluegreen had $25.8 million of indebtedness scheduled to become due during 2023. Historically, much of its debt has been renewed or refinanced in the ordinary course of business. However, there is no assurance that Bluegreen will be able to renew, extend or refinance all or any portion of its outstanding debt or otherwise obtain sufficient external sources of liquidity, in each case, on attractive terms, including due to rising interest rates, or at all. If Bluegreen is unable to do so, its liquidity and financial condition may be materially, adversely impacted.

In addition, Bluegreen has historically entered into arrangements with third-party developers pursuant to which Bluegreen sells the developer’s VOI inventory for a fee. These arrangements enable Bluegreen to generate fees from the marketing and sales services Bluegreen provides, and in certain cases from its provision of management services, without requiring Bluegreen to fund development and acquisition costs. If these third-party developers are not able to obtain or maintain financing, Bluegreen may not be in a position to enter into these fee-based arrangements or have access to VOI inventory when anticipated, which could adversely impact Bluegreen’s results.

Bluegreen would suffer substantial losses and its liquidity position could be adversely impacted if an increasing number of customers to whom Bluegreen has provided financing default on their obligations.

Adverse conditions in the mortgage industry, including credit availability, borrowers’ financial profiles, prepayment rates, inflation and other factors outside of Bluegreen’s control may increase the default rates Bluegreen experiences or otherwise negatively impact the performance of its notes receivable. In addition, in recent years, third parties have been discouraging certain borrowers from staying current on Bluegreen’s note payments. Although in many cases Bluegreen may have recourse against a buyer for the unpaid purchase price, certain states have laws that limit Bluegreen’s ability to recover personal judgments against customers who have defaulted on Bluegreen’s loans or Bluegreen may determine that the cost of doing so may not be justified. Historically, Bluegreen had generally not pursued such recourse against its customers. In the case of Bluegreen’s notes receivable secured by VOIs, if Bluegreen is unable to collect the defaulted amount due, Bluegreen traditionally terminated the customer’s interest in the Vacation Club and then remarketed the recovered VOI. Irrespective of its remedy in the event of a default, Bluegreen cannot recover the marketing, selling and administrative costs associated with the original sale and such costs generally exceed the cash received by Bluegreen from the buyer at the time of the sale. In addition, Bluegreen will need to incur such costs again in order to resell the VOI. Bluegreen updates its estimates of such future losses each quarter, and consequently, the charge against sales in a particular period may be impacted, favorably or unfavorably, by a change in expected losses related to notes originated in prior periods. In addition, defaults may cause buyers of, or lenders whose loans are secured by, Bluegreen’s VOI notes receivable to reduce the amount of availability or advance rates under receivables purchase and credit facilities, or result in an increase in the interest costs associated with such facilities. In such an event, the cost of financing may increase and Bluegreen may not be able to secure replacement or alternative financing on terms acceptable to Bluegreen, if at all, which would adversely affect Bluegreen’s earnings, financial position and liquidity.

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

Bluegreen’s future success depends on its ability to market it’s products and services successfully and efficiently, and Bluegreen’s marketing expenses have increased and may continue to increase in the future.

As previously described, Bluegreen competes for customers with hotel and resort properties, other vacation ownership resorts and alternative lodging options, including private rentals of homes, apartments or condominium units. The identification of sales prospects and leads, and the marketing of Bluegreen’s products and services to them are essential to Bluegreen’s success. Bluegreen incurs expenses associated with marketing programs in advance of the closing of sales. If Bluegreen’s lead identification and marketing efforts do not yield sufficient leads or Bluegreen is unable to successfully convert sales leads to sales, Bluegreen may be unable to recover the expense of its marketing programs and systems and its business, operating results and financial condition would be adversely affected. In addition, as a part of its business, Bluegreen focuses its marketing efforts on selling to new customers, which typically involves a relatively higher marketing cost compared to sales to existing owners. If Bluegreen is not successful in offsetting any increased cost with greater sales revenue, its operating results and financial condition would be adversely impacted. In addition, Bluegreen’s marketing efforts and changes in marketing strategies, including the restructuring of certain marketing operations during December 2022, may not be successful and are subject to the risk of changing consumer behavior. Changes in consumer behavior may adversely impact the effectiveness of marketing efforts and strategies which Bluegreen has in place and it may be difficult to timely and effectively respond to such changes.

If Bluegreen is unable to develop or acquire VOI inventory or enter into and maintain fee-based service agreements or other arrangements to source VOI inventory, its business and results would be adversely impacted.

In addition to developed or acquired VOIs, Bluegreen sources VOIs through fee-based service agreements with third-party developers and through JIT and secondary market arrangements. If Bluegreen is unable to develop or acquire resorts at the levels or in the time frames anticipated, or is unsuccessful in entering into agreements with third-party developers or others to source VOI inventory, Bluegreen may experience a decline in VOI supply or an increase in VOI cost, which could have a negative impact on its results and operations and/or a decrease in sales. Rising interest rates may also adversely effect the development or acquisitions of VOI inventory on acceptable terms or at all. In addition, a decline in VOI sales could result in a decrease in financing revenue that is generated by VOI sales and fee and rental revenue that is generated by Bluegreen’s management services.

Bluegreen’s fee-based sales and marketing arrangements, and JIT and secondary market sales activities, may not be successful or profitable, which would have an adverse impact on the Company’s results of operations and financial condition.

Bluegreen offers fee-based marketing, sales, resort management and other services to third-party developers, which Bluegreen believes enables it to leverage its expertise in sales and marketing, resort management, mortgage servicing, construction management and title services. Bluegreen intends to continue these activities as such activities generally produce positive cash flow and typically require less capital investment than its traditional vacation ownership business. Bluegreen has attempted to structure these activities to cover its costs and generate a profit. Sales of third-party developers’ VOIs must generate sufficient cash to comply with the terms of Bluegreen’s financing obligations as well as to pay the fees or commissions due to Bluegreen. The third-party developers may not be able to obtain or maintain financing necessary to meet Bluegreen’s requirements, which could impact its ability to sell the developers’ inventory. While Bluegreen could attempt to utilize other arrangements, including JIT arrangements, where Bluegreen would utilize its receivable credit facilities in order to provide fee-based marketing and sales services, this would reduce the credit otherwise available to Bluegreen and impact profitability. When Bluegreen performs fee-based sales and marketing services, it sells VOIs in resorts developed by third parties as an interest in the Vacation Club. This subjects Bluegreen to a number of risks typically associated with selling products developed by others under its own brand name, including litigation risks. Further, these arrangements may expose Bluegreen to additional risk as Bluegreen does not control development activities or the timing of development completion. If third parties with whom it enters into agreements are not able to fulfill their obligations to Bluegreen or otherwise meet agreed-upon specifications, the inventory Bluegreen expects to acquire or market and sell on their behalf may not be available when expected or at all. Further, if these third parties do not perform as expected and Bluegreen does not have access to the expected inventory or obtain access to inventory from alternative sources on a timely basis, its ability to maintain or increase sales levels would be adversely impacted.

Bluegreen also acquires VOI inventory through secondary market arrangements which require low levels of capital deployment. Bluegreen acquires VOI inventory from Bluegreen’s resorts’ HOAs, generally on a non-committed basis, in close proximity to the timing of when it intends to sell such VOIs. VOIs purchased from HOAs are typically obtained by the HOAs through foreclosure in connection with maintenance fee defaults and are generally acquired by Bluegreen at a discount. While Bluegreen intends to maintain its secondary market sales efforts in the future, it may not be successful in doing so, and these efforts may not result in achieving anticipated results. Further Bluegreen’s secondary market sales activities may subject it to negative publicity, which could adversely impact its reputation and business.

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

In addition, while Bluegreen may in the future seek to expand its management services business, including hospitality management services to hotels for third parties, there is no assurance that it will pursue such initiatives or, if pursued, that Bluegreen will be successful.

The Company’s results of operations and financial condition may be materially and adversely impacted if Bluegreen does not continue to participate in exchange networks and other strategic alliances with third parties or if its customers are not satisfied with the networks in which Bluegreen participates or its strategic alliances.

Bluegreen believes that its participation in exchange networks and other strategic alliances and its Traveler Plus program make ownership of its VOIs more attractive by providing owners with the ability to take advantage of vacation experiences in addition to stays at its resorts. Bluegreen’s participation in the RCI exchange network allows Vacation Club owners to use their points to stay at over 4,200 participating resorts, based upon availability and the payment of a variable exchange fee. During the year ended December 31, 2022, approximately 10% of Vacation Club owners utilized the RCI exchange network for a stay of two or more nights. Bluegreen also has an exclusive strategic arrangement with Choice Hotels pursuant to which, subject to payments and conditions, certain of its resorts have been branded as part of Choice Hotels’ Ascend Hotel Collection. Vacation Club owners can convert their Vacation Club points into Choice Privileges points. Choice Privileges points can be used for stays at Choice Hotels’ properties. For a nominal annual fee and transactional fees, Vacation Club owners may also participate in Bluegreen’s Traveler Plus program, which enables them to use points to access an additional 48 direct exchange resorts and for other vacation experiences such as cruises. In addition, Traveler Plus members can directly use their Vacation Club points for stays at Choice Hotels’ Ascend Hotel Collection properties, a network of historic and boutique hotels in the United

States, Canada, Scandinavia and Latin America. Bluegreen may not be able to or desire to continue to participate in the RCI or direct exchange networks in the future or maintain or extend its other marketing and strategic networks, alliances and relationships. In addition, these networks, alliances and relationships, and Bluegreen’s Traveler Plus program, may not continue to operate effectively, and Bluegreen’s customers may not be satisfied with them. In addition, Bluegreen may not be successful in identifying or entering into new strategic relationships in the future. If any of these events should occur, Bluegreen’s results of operations and financial condition may be materially and adversely impacted.

If maintenance fees at Bluegreen’s resorts and/or Vacation Club dues are required to be increased, Bluegreen’s product could become less attractive, defaults could increase and its results could be adversely impacted.

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

In July 2017, the Financial Conduct Authority (the regulatory authority over LIBOR) stated they will plan for a phase out of regulatory oversight of LIBOR interest rate indices after 2021 to allow for an orderly transition to an alternate reference rate. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to LIBOR for promissory notes or other contracts that are currently indexed to LIBOR. The ARRC has proposed a market transition plan to SOFR from LIBOR and organizations are currently working on transition plans as it relates to derivatives and cash markets exposed to LIBOR. Although VOIs notes receivable are not indexed to LIBOR, as of December 31, 2022, the Company had $170.9 million of LIBOR indexed junior subordinated debentures, and $30.9 million of LIBOR indexed receivable-backed notes payable.  The Company is evaluating the potential impact that the eventual replacement of the LIBOR benchmark interest rate could have on its results of operations and liquidity.

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

The primary impact of rising interest rates on the Company is the increased cost of borrowings associated with its variable-rate debt. As of December 31, 2022, the Company had $506.3 million of variable-rate debt outstanding and $424.4 million of unused borrowing capacity under its credit facilities. Based on the balances at December 31, 2022, a hypothetical 1% increase in interest rates would increase the annual dollar amount of interest payable by approximately $5.1 million and would increase the cost of borrowings drawn on available capacity by $0.6 million for every $10.0 million of incremental borrowings.

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

Adverse economic conditions generally in the real estate market, including continuation or worsening of current supply chain constraints, labor shortages, inflationary trends and rising interest rates, would have a material adverse effect on the Company.

The Company may seek to acquire more real estate inventory in the future. The availability of land for development of resort properties at favorable prices will be critical to the Company’s profitability and the ability to cover its significant selling, general and administrative expenses, cost of capital and other expenses. If the Company is unable to acquire such land or resort properties at a favorable cost, the Company’s results of operations may be materially, adversely impacted. The profitability of the Company’s real estate development activities is also impacted by inflation and the cost of construction, including the supply of goods, costs of materials and labor and other services. These costs have increased and should the cost of construction materials and services continue to rise, the ultimate cost of Bluegreen’s future resorts inventory when developed could increase and have a material, adverse impact on its results of operations. The Company is also exposed to other risks associated with development activities, including, without limitation:

•adverse conditions in the capital markets, including rising interest rates, may limit its ability to raise capital for completion of projects or for development of future properties on acceptable terms or at all;

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

The cost involved in updating technology may be significant, and the failure to keep pace with developments in technology could impair or adversely affect Bluegreen’s operations or competitive position.

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

•decreased float or liquidity in the markets for the Company’s shares;

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

Labor is one of the primary components of operating our business. A number of factors may adversely affect the labor force available to us or increase our labor costs, including high unemployment levels, federal unemployment subsidies, and other government regulations. A sustained labor shortage or increased turnover rates could, among other things, (i) lead to increased costs, such as increased overtime pay to meet demand and increased wage rates to attract and retain employees, (ii) negatively affect the operation of our resorts and our guest’s satisfaction with our resorts and, in turn, lead to negative public perception, or (iii) otherwise adversely impact our business and results.  Further, mitigation measures we may take to respond to a decrease in labor availability or an increase in labor costs may be unsuccessful and could have negative effects.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company’s principal executive office is located at 4960 Conference Way North, Suite 100, Boca Raton, Florida 33431, and consists of approximately 120,738 square feet of leased space. At December 31, 2022, the Company also maintained sales offices at or near 24 of its resorts as well as regional administrative offices in Orlando, Florida, and Knoxville, Tennessee. For information regarding resort properties that are a part of the Vacation Club, please see “Item 1. Business - Products - Vacation Club Resorts.”

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

On March 9, 2023, there were approximately 221 record holders of the Company’s Class A Common Stock and approximately 75 record holders of the Company’s Class B Common Stock.

Issuer Purchases of Equity Securities

In August 2021, the Company’s board of directors approved a share repurchase program which authorized the repurchase of the Company’s Class A Common Stock and Class B Common Stock at an aggregate cost of up to $40.0 million, pursuant to which $27.3 million of shares were repurchased. In March 2022, the Company’s board of directors approved a $50.0 million increase in the aggregate cost of the Company’s Class A Common Stock and Class B Common Stock that may be repurchased under the share repurchase program. The Company repurchased and retired 1,911,980 shares of Class A Common Stock under the share repurchase program during the year ended December 31, 2022 for an aggregate purchase price of $54.4 million. As of December 31, 2022, $8.3 million remained available for the repurchase of shares under the Company’s share repurchase program.

In December 2022, the Company completed a cash tender offer pursuant to which it purchased and retired 3,040,882 shares of its Class A Common Stock at a purchase price of $25.00 per share, or an aggregate purchase price of $76.0 million, excluding fees and expenses related to the tender offer. The purchase of shares in the tender offer was made outside of the Company’s share repurchase program described above.

Information regarding share repurchases by the Company during the three months ended December 31, 2022 is set forth in the following table:

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as a Part of Publicly Announced Programs	Maximum Value of Shares That May Yet Be Purchased Under the Program
October 1 - October 31, 2022	-	$-	-	$8,312,745
November 1 - November 30, 2022	-	-	-	8,312,745
December 1 - December 31, 2022 (1)	3,040,882	25.00	-	8,312,745
Total	3,040,882	$25.00	-	$8,312,745

(1)Shares repurchased in the Company’s tender offer at the offer price of $25.00 per share.

Equity Compensation Plan Information

The Bluegreen Vacations Holding Corporation 2021 Incentive Plan (the “Plan”), allows for the issuance of up to 2,000,000 shares of the Company’s Class A Common Stock pursuant to restricted stock awards and options which may be granted under the Plan.  The Plan also permits the grant of performance-based cash awards. The Plan was approved by the Company’s shareholders during July 2021 and, in connection therewith, all previous equity compensation plans of the Company were terminated. The following table sets forth information, as of December 31, 2022, with respect to the Plan, which is the only compensation plan under which shares of the Company’s Class A Common Stock or Class B Common Stock are authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants or Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants or Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Outstanding Options, Warrants, or Rights)
Equity compensation plans approved by shareholders	—	—	1,110,673
Equity compensation plans not approved by shareholders	—	—	—
	—	—	1,110,673

Item 6. [Reserved].

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis together with the Company’s audited consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K. The following discussion contains forward-looking statements, including those that reflect or imply strategies, plans, estimates and beliefs. Actual results could differ materially from those discussed in or implied by the forward-looking statements. Factors that could cause or contribute to these differences include, without limitation, those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.”

This section of this Annual Report on Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Such reports and other information filed by the Company with the SEC are available free of charge on our website at www.bvhcorp.com and on the SEC’s website at www.sec.gov.

Company Overview

The Company is a holding company for Bluegreen, which became a wholly owned subsidiary of the Company during May 2021. Prior to the merger, the Company held approximately 93% of Bluegreen’s common stock. Bluegreen is a leading vacation ownership company that markets and sells VOIs and manages resorts in popular leisure and urban destinations.

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

In connection with the spin-off, the Company’s name was changed from BBX Capital Corporation to Bluegreen Vacations Holding Corporation. The Company also issued a $75.0 million note payable to BBX Capital (of which $50.0 million remained outstanding at December 31, 2022). The note accrues interest at a rate of 6% per annum and requires payments of interest on a quarterly basis. Under the terms of the note, the Company has the option in its discretion to defer interest payments under the note, with interest on the entire outstanding balance thereafter to accrue at a cumulative, compounded rate of 8% per annum until such time as the Company is current on all accrued payments under the note, including deferred interest. All remaining outstanding amounts under the note will become due and payable in in September 2025 or earlier upon the occurrence of certain events.

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

In July 2020, the Company effected a one-for-five reverse split of its Class A Common Stock and Class B Common Stock. Share and per share amounts set forth herein have been retroactively adjusted to reflect the one-for-five reverse stock split as if it had occurred as of January 1, 2020.

As of December 31, 2022, the Company had total consolidated assets of approximately $1.4 billion and shareholders’ equity of approximately $243.9 million.

Summary of Consolidated Results of Operations

The Company reports the results of its business activities through the following reportable segments: Sales of VOIs and Financing; and Resort Operations and Club Management.

Information regarding income before income taxes by reportable segment is set forth in the table below:

	For the Years Ended December 31,
	2022	2021	2020
(in thousands)
Sales of VOIs and financing	$145,121	$129,574	$35,670
Resort operations and club management	83,140	78,069	63,240
Corporate and other	(111,991)	(99,345)	(80,081)
BVH corporate	(8,832)	(9,702)	(65,603)
Income (loss) before income taxes from continuing operations	107,438	98,596	(46,774)
(Provision) benefit for income taxes	(26,187)	(26,664)	2,368
Net income (loss) from continuing operations	81,251	71,932	(44,406)
Discontinued operations, net	—	900	(32,759)
Net income (loss)	81,251	72,832	(77,165)
Less: Net income attributable to noncontrolling
interest - continued operations	16,866	14,102	8,186
Less: Net (loss) attributable to noncontrolling
interest - discontinued operations	—	—	(4,822)
Net income (loss) attributable to shareholders	$64,385	$58,730	$(80,529)

Executive Overview

Bluegreen is a leading vacation ownership company that markets and sells VOIs and manages resorts in popular leisure and urban destinations. Bluegreen’s resort network includes 46 Club Resorts (resorts in which owners in the Bluegreen Vacation Club (“Vacation Club”) have the right to use most of the units in connection with their VOI ownership) and 23 Club Associate Resorts (resorts in which owners in the Vacation Club have the right to control and use only a limited number of units in connection with their VOI ownership). These Club Resorts and Club Associate Resorts are primarily located in high-volume, “drive-to” vacation locations, including Orlando, Las Vegas, Myrtle Beach, Charleston and New Orleans, among others. In addition, in October 2022 Bluegreen purchased a resort located in Panama City Beach, Florida. Bluegreen expects this resort to be available for use by Bluegreen Vacation Club owners in 2023. Through Bluegreen’s points-based system, the approximately 218,000 owners in the Vacation Club have the flexibility to stay at units available at any of Bluegreen’s resorts and have access to over 11,400 other hotels and resorts through partnerships and exchange networks. Bluegreen’s sales and marketing platform is currently supported by marketing relationships with nationally-recognized consumer brands, such as Bass Pro and Choice Hotels. The Company believes these marketing relationships have helped generate sales within its core demographic, as described below.

The COVID-19 pandemic caused significant disruptions in international and U.S. economies and markets, and had an unprecedented impact on the travel and hospitality industries, including a material adverse impact on Bluegreen’s results, especially during 2020 and to a lesser extent in 2021, as previously described in the Company’s filings with the SEC. Bluegreen believes that the increase in sales of VOIs in 2022 reflect the recovery from the pandemic and high demand for domestic travel despite ongoing COVID-19 cases and higher interest rates and inflationary trends. While we hope that improvements in the travel and leisure industry continue, the impact economic challenges and public health concerns on the Bluegreen’s business and operating results is uncertain.

VOI Sales and Financing

Bluegreen’s primary business is the marketing and selling of deeded VOIs. Customers who purchase these VOIs receive an allotment of points, which can be redeemed for stays at one of the Bluegreen’s resorts or at 11,400 other hotels and resorts available through partnerships and exchange networks. Bluegreen’s goal is to employ a flexible model with a mix of sales of our owned, acquired or developed VOIs and sales of VOIs on behalf of third-party developers, as determined by management to be appropriate from time to time based on market and economic conditions, available cash, and other factors. When sales of VOIs are made on behalf of third-party developers, Bluegreen generally receives fees from the sale and marketing of their VOIs without incurring the upfront capital investment generally associated with resort acquisition or development. While fee-based sales typically do not require an initial investment or involve development financing risk, sales of Bluegreen owned inventory typically result in a greater contribution to EBITDA and Adjusted EBITDA. Both Bluegreen owned VOI sales and fee-based VOI sales result in recurring, incremental and long-term fee streams by adding owners to the Bluegreen Vacation Club and new resort management contracts. Fee-based sales of VOIs comprised 14% and 31% of system-wide sales of VOIs during the years ended December 31, 2022 and 2021, respectively, reflecting management’s decision to increase its focus on developed VOI sales. In connection with sales of VOIs, Bluegreen also generates interest income by providing financing to qualified purchasers. Collateralized by the underlying VOIs, Bluegreen’s loans are generally structured as 10-year, fully-amortizing loans with a fixed interest rate ranging from approximately 12% to approximately 18% per annum. As of December 31, 2022, the weighted-average interest rate on the Company’s VOI notes receivable was 15.3%. In addition, the Company earns fees for various other services, including title and escrow services in connection with the closing of VOI sales, and mortgage servicing.

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

Principal Components Affecting Our Results of Operations

Principal Components of Revenue

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

Net Carrying Cost of VOI Inventory. Represents the maintenance fees and developer subsidies for unsold VOI inventory paid or accrued to the HOAs that maintain the resorts. Bluegreen attempts to offset this expense, to the extent possible, by generating revenue from renting its VOIs and through utilizing them in Bluegreen’s sampler programs. Bluegreen may also house marketing guests in unsold VOIs in which case the cost of such unit is recognized as sales and marketing expense. Bluegreen nets such revenue from this expense item.

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

System-wide Sales of VOIs. Represents all sales of VOIs, whether owned by Bluegreen or a third party immediately prior to the sale. Sales of VOIs owned by third parties are transacted as sales of VOIs in the Vacation Club through the same selling and marketing process Bluegreen uses to sell Bluegreen owned VOI inventory. Bluegreen considers system-wide sales of VOIs to be an important operating measure because it reflects all sales of VOIs by Bluegreen’s sales and marketing operations without regard to whether Bluegreen or a third party owned such VOI inventory at the time of sale. System-wide sales of VOIs is not a recognized term under GAAP and should not be considered as an alternative to sales of VOIs or any other measure of financial performance derived in accordance with GAAP or to any other method of analyzing Bluegreen’s results as reported under GAAP.

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

The Company defines EBITDA as earnings, or net income, before taking into account income tax, interest income (excluding interest earned on VOI notes receivable), interest expense (excluding interest expense incurred on debt secured by VOI notes receivable), and depreciation and amortization. The Company defines Adjusted EBITDA as EBITDA, adjusted to exclude amounts of loss (gain) on assets held for sale, share-based compensation expense, and items that the Company believes are not representative of ongoing operating results, including severance costs and, for 2022, costs related to the reorganization of certain resort marketing operations. Adjusted EBITDA Attributable to Shareholders is Adjusted EBITDA excluding amounts attributable to the non-controlling interest in Bluegreen/Big Cedar Vacations (in which Bluegreen owns a 51% interest). For purposes of the calculation of EBITDA, Adjusted EBITDA and Adjusted EBITDA Attributable to Shareholders, no adjustments were made for interest income earned on VOI notes receivable or the interest expense incurred on debt that is secured by such notes receivable because they are both considered to be part of the ordinary operations of the Company’s business.

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

Reportable Segments Results of Operations

Adjusted EBITDA Attributable to Shareholders for the years ended December 31, 2022, 2021 and 2020

The Company considers Segment Adjusted EBITDA in connection with its evaluation of its business segments as described in Note 17: Segment Reporting to the Company’s audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. See above for a discussion of the Company’s definition of Adjusted EBITDA and related measures, how management uses it to manage its business and material limitations on its usefulness. The following tables set forth Segment Adjusted EBITDA, Adjusted EBITDA, Adjusted EBITDA Attributable to Shareholders, EBITDA and a reconciliation of EBITDA, Adjusted EBITDA, and Adjusted EBITDA Attributable to Shareholders to net income, the most comparable GAAP financial measure:

	For the Years Ended December 31,
	2022	2021	2020
(in thousands)
Adjusted EBITDA - sales of VOIs and financing	$159,304	$138,078	$46,909
Adjusted EBITDA - resort operations and club management	83,821	78,914	65,435
Total Segment Adjusted EBITDA	243,125	216,992	112,344
Less: Bluegreen's Corporate and other	(84,281)	(77,159)	(55,500)
Less: BVH Corporate and other	(1,931)	(2,513)	(59,147)
Adjusted EBITDA	156,913	137,320	(2,303)
Less: Adjusted EBITDA attributable to non-controlling interest	(17,101)	(15,286)	(11,043)
Total Adjusted EBITDA attributable to shareholders	$139,812	$122,034	$(13,346)

FOOT

	For the Years Ended December 31,
	2022	2021	2020
(in thousands)
Net income (loss) attributable to its shareholders	$64,385	$57,830	$(52,592)
Net income attributable to the non-controlling interest
continuing operations	16,866	14,102	8,186
Net Income (loss)	81,251	71,932	(44,406)
Add: Depreciation and amortization	15,889	15,653	15,563
Less: Interest income (other than interest earned on
VOI notes receivable)	(1,710)	(368)	(4,367)
Add: Interest expense - corporate and other	25,042	19,842	22,369
Add: Provision (benefit) for income taxes	26,187	26,664	(2,368)
EBITDA	146,659	133,723	(13,209)
Add: Share - based compensation expense (1)	3,384	1,036	—
Loss on assets held for sale	230	158	1,247
Add: Severance and other (2)	1,600	2,403	9,659
Add: Retail marketing reorganization (3)	5,040	—	—
Adjusted EBITDA	156,913	137,320	(2,303)
Adjusted EBITDA attributable to the non-controlling interest	(17,101)	(15,286)	(11,043)
Adjusted EBITDA attributable to shareholders	$139,812	$122,034	$(13,346)

(1)Share-based compensation expense for the years ended December 31, 2022 and 2021 related to restricted stock awards granted in June 2021, January 2022 and October 2022.

(2)Amounts for the year ended December 31, 2022 and 2021 consisted of severance costs. Amounts for the year ended December 31, 2020 consisted of severance, net of employee retention credits, of $5.5 million, a special bonus paid to all non-executive employees totaling $3.3 million and COVID-19 incremental costs of $0.9 million.

(3)Retail marketing reorganization expense for the year ended December 31, 2022 consisted of approximately $5.0 million in lease termination costs in connection with a reorganization of retail marketing operations in December 2022.

System-wide sales of VOIs include Bluegreen owned VOIs and fee-based VOI sales. The following table reconciles system-wide sales of VOIs to gross sales of VOIs, the most comparable GAAP financial measure.

	For the Years Ended December 31,
	2022	2021	2020
(in thousands)
Gross sales of VOIs	$636,156	$426,556	$230,938
Add: Fee-based sales	107,238	191,054	136,060
System-wide sales of VOIs	$743,394	$617,610	$366,998

For the year ended December 31, 2022 compared to the year ended December 31, 2021

Sales of VOIs and Financing

	For the Years Ended December 31,
	2022		2021
	Amount	% of System- wide sales of VOIs(5)	Amount	% of System- wide sales of VOIs(5)
(dollars in thousands)
Bluegreen owned VOI sales (1)	$636,156	86	$426,556	69
Fee-Based VOI sales	107,238	14	191,054	31
System-wide sales of VOIs	743,394	100	617,610	100
Less: Fee-Based sales	(107,238)	(14)	(191,054)	(31)
Gross sales of VOIs	636,156	86	426,556	69
Provision for loan losses (2)	(100,431)	(16)	(72,788)	(17)
Sales of VOIs	535,725	72	353,768	57
Cost of VOIs sold (3)	(58,665)	(11)	(29,504)	(8)
Gross profit (3)	477,060	89	324,264	92
Fee-Based sales commission revenue (4)	72,647	68	128,321	67
Financing revenue, net of financing expense	78,281	11	65,569	11
Other expense	—	0	(145)	0
Other fee-based services, title operations and other, net	9,029	1	8,837	1
Net carrying cost of VOI inventory	(18,706)	(3)	(22,339)	(4)
Selling and marketing expenses	(423,007)	(57)	(338,269)	(55)
General and administrative expenses - sales and marketing	(50,183)	(7)	(36,664)	(6)
Operating profit - sales of VOIs and financing	145,121	20%	129,574	21%
Add: Depreciation and amortization	7,273		5,956
Add: Severance and other	1,600		2,403
Add: Retail marketing reorganization	5,040		—
Add: Loss on assets held for sale	270		145
Adjusted EBITDA - sales of VOIs and financing	$159,304		$138,078

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

System-wide sales of VOIs. System-wide sales of VOIs were $743.4 million and $617.6 million during the years ended December 31, 2022 and 2021, respectively. System-wide sales of VOIs are driven by the number of guests attending a timeshare sale presentation (a “guest tour”) and our ability to convert such guest tours into purchases of VOIs. The number of guest tours is driven by the number of existing owner guests Bluegreen has staying at a resort with a sales center who agree to attend a sales presentation and the number of new guest arrivals, the majority of which are utilizing a vacation package. During the year ended December 31, 2022, we experienced increases in both the number of existing owner tours and new guest tours, which resulted in an increase in the total number of guest tours of 14%, compared to year ended December 31, 2021. In addition, the average sales volume per guest increased 6%, during the year ended December 31, 2022 compared to the year ended December 31, 2021. The average sales volume per guest increase in 2022 was driven by an increase in the average sales price per transaction of 17% compared to the year ended December 31, 2021, partially offset by a 150 basis-point decrease in the sale-to-tour conversion rate during the year ended December 31, 2022 compared to 2021.

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

Sales of VOIs. Sales of VOIs were $535.7 million and $353.8 million during the years ended December 31, 2022 and 2021, respectively. Sales of VOIs were impacted by the factors described in the discussion of system-wide sales of VOIs above and the proportion of Fee-Based VOI sales and the provision for loan losses. Gross sales of VOIs were reduced by $100.4 million and $72.8 million during the years ended December 31, 2022 and 2021, respectively, for the provision for loan losses. The provision for loan losses varies based on the amount of financed, non-fee based sales during the period and changes in estimates of future notes receivable performance for existing and newly originated loans. The percentage of sales which were realized in cash within 30 days from sale was 40% during the year ended December 31, 2022, and 41% during the year ended December 31, 2021. The provision for loan losses as a percentage of gross sales of VOIs was 16% and 17% during the years ended December 31, 2022 and 2021, respectively.

The average annual default rates and delinquency rates (more than 30 days past due) on our VOI notes receivable were as follows:

	Year Ended December 31,
	2022	2021
Average annual default rates (1)	8.45%	8.44%

	As of December 31,
	2022	2021
Delinquency rates (1)	3.71%	2.85%

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

The following table sets forth certain information for system-wide sales of VOIs for 2022 and 2021:

	For the Year Ended December 31,
	2022	2021	% Change
Number of sales centers open at period-end	24	24	—%
Total number of VOI sales transactions	36,163	35,088	3%
Average sales price per transaction	$20,689	$17,696	17%
Number of total guest tours	243,448	213,599	14%
Sale-to-tour conversion ratio– total marketing guests	14.9%	16.4%	(150)	bp
Number of existing owner guest tours	113,835	96,025	19%
Sale-to-tour conversion ratio– existing owners	16.9%	19.3%	(240)	bp
Number of new guest tours	129,613	117,574	10%
Sale-to-tour conversion ratio– new marketing guests	13.1%	14.1%	(100)	bp
Percentage of sales to existing owners	54.0%	54.1%	(10)	bp
Average sales volume per guest	$3,073	$2,907	6%

Cost of VOIs Sold. During the years ended December 31, 2022 and 2021, cost of VOIs sold was $58.7 million and $29.5 million, respectively, and represented 11% and 8% of sales of VOIs for the years ended December 31, 2022 and 2021, respectively. Cost of VOIs sold as a percentage of sales of VOIs varies between periods based on the relative costs of the specific VOIs sold in each period and the size of the point packages of the VOIs sold (due to offered volume discounts, including consideration of cumulative sales to existing owners). Additionally, the effect of changes in estimates under the relative sales value method, including estimates of sales, future defaults, upgrades and incremental revenue from the resale of repossessed VOI inventory, are reflected on a retrospective basis in the period the change occurs. During 2022, true ups favorably impacted cost of VOIs sold by approximately $4.8 million, as compared to an unfavorable impact of approximately $1.3 million during 2021. In 2022, we reinstated certain equity trade programs that were discontinued during 2020 that allow owners to use the equity in an existing VOI towards the purchase of additional VOI inventory. Cost of sales is typically favorably impacted in periods where a significant amount of Secondary Market VOI inventory is acquired or actual defaults and equity trades are higher than anticipated and the resulting change in estimate is recognized. Cost of VOIs sold as a percentage of sales of VOIs was higher for the year ended December 31, 2022 as compared to the year ended December 31, 2021 primarily due to the relative mix of inventory being sold, partially offset by the timing of secondary market VOI purchases and the reinstatement of certain equity trade programs in 2022 as described above.

Fee-Based Sales Commission Revenue. During the years ended December 31, 2022 and 2021, Bluegreen sold $107.2 million and $191.1 million, respectively, of third-party VOI inventory under commission arrangements and earned sales and marketing commissions of $72.6 million and $128.3 million, respectively, in connection with those sales. The decrease in sales of third-party developer inventory on a commission basis during 2022 was due to Bluegreen’s increased focus on selling Bluegreen owned VOIs. Bluegreen earned an average sales and marketing commission of 68% and 67% during the years ended December 31, 2022 and 2021, respectively, which is net of a reserve for commission refunds in connection with early defaults and cancellations pursuant to the terms of certain fee-based service arrangements. Bluegreen typically recognizes a sales and marketing commission between 65% and 68% on sales of third-party VOI inventory.

Financing Revenue, Net of Financing Expense — Sales of VOIs. Interest income on notes receivable was $98.0 million and $81.3 million during the years ended December 31, 2022 and 2021, respectively, which was partially offset by interest expense on receivable-backed debt of $17.9 million and $15.5 million, respectively. The increase in finance revenue, net of finance expense during 2022 as compared to 2021 is primarily due to higher VOI notes receivable balances as a result of higher sales of VOIs in 2022 partially offset by higher outstanding receivable-backed debt balances and higher interest rates.

Other Fee-Based Services — Title Operations, net. During the years ended December 31, 2022 and 2021, revenue from title operations was $13.7 million and $12.2 million, respectively, which was partially offset by expenses directly related to title operations of $4.6 million and $3.4 million, respectively. Resort title fee revenue varies based on VOI sales volumes as well as the relative title costs in the jurisdictions where the inventory being sold is located. The increase for the year ended December 31, 2022 compared to 2021 is primarily due to the increase in system-wide sales of VOIs, as described above.

Net Carrying Cost of VOI Inventory. The gross carrying cost of VOI inventory was $43.2 million and $42.2 million during the years ended December 31, 2022 and 2021, respectively, which was partially offset by rental and sampler revenue of $24.5 million and $19.9 million, respectively. The decrease in net carrying costs of VOI inventory was primarily related to increased rentals of developer inventory, partially offset by increased maintenance fees and developer subsidies associated with the increase in VOI inventory. In certain circumstances, marketing costs are offset by using inventory for marketing guest stays.

Selling and Marketing Expenses. Selling and marketing expenses were $423.0 million and $338.3 million during the years ended December 31, 2022 and 2021, respectively. As a percentage of system-wide sales of VOIs, selling and marketing expenses were 57% and 55% during the years ended December 31, 2022 and 2021, respectively. The increase in selling and marketing expenses during the year ended December 31, 2022 compared to the year ended December 31, 2021 is primarily attributable to selling commissions associated with the increase in system-wide sales, higher cost per tour and higher expenses associated with fulfilling guest tours in 2022, the cost of expanded marketing operations, and the costs related to the reorganization of Bluegreen’s retail marketing operations in 2022 as discussed below. To a lesser extent, selling and marketing expenses were also impacted by start-up costs associated with preparing for the start of sales operations at Bluegreen’s Bayside Resort & Spa in Panama City Beach, FL, where we commenced VOI sales in January 2023. We utilize our marketing operations at Bass Pro and Cabela’s stores to sell vacation packages to customers for future travel which require the customers to attend a timeshare presentation. Further, we have invested in various local and national marketing programs in an effort to attract new customers. These program changes may not be successful or generate a sufficient number of prospects to offset the program costs incurred.

Bluegreen’s vacation package marketing programs generated 168,982 vacation packages during 2022. As compared to 2021, this reflects a decrease of approximately 20% in vacation package sales, which we believe is due primarily to the challenging labor market, which impacted staffing levels and turnover at our kiosks, the lower traffic in the retail operations in which we operate, as well as certain changes to our package program in an effort to improve the quality of the packages. In connection with this objective, in December 2022, Bluegreen reorganized certain of its marketing operations, including the elimination of lower performing marketing programs at various locations and transitioned its kiosks at certain lower volume Cabela’s stores to an unmanned, virtual format as of January 1, 2023. As a result of this reorganization, Bluegreen incurred $5.0 million in one-time lease termination costs and $1.6 million of severance costs.

The following table sets forth certain new customer marketing information, excluding sampler and other returning owner vacation packages, for 2022 and 2021:

	For the Year Ended December 31,
	2022	2021	% Change
Number of Bass Pro and Cabela's marketing locations at period-end	129	128	1
Number of vacation packages outstanding, beginning of the period (1)	187,244	121,915	54
Number of vacation packages sold	168,982	211,364	(20)
Number of vacation packages outstanding, end of the period (1)	165,240	187,244	(12)
% of Bass Pro vacation packages at period end	44%	47%	(6)
% of Cabela's vacation packages at period end	18%	19%	(5)
% of Choice Hotel vacation packages at period end	28%	23%	22
% of Other vacation packages at period end	10%	11%	(9)

(1)Excludes vacation packages sold to customers more than one year prior to the period presented and vacation packages sold to customers who had already toured and purchased a VOI.

In addition to vacation packages sold to new prospects, we also sell vacation packages to customers who have already toured and purchased a VOI and have indicated they would tour again. As of December 31, 2022, the pipeline of such packages was approximately 15,800. There is no assurance that such packages will convert to sales at historical or expected levels.

General and Administrative Expenses — Sales and Marketing Operations. General and administrative expenses, representing expenses directly attributable to sales and marketing operations, were $50.2 million and $36.7 million during the years ended December 31, 2022 and 2021, respectively. As a percentage of system-wide sales of VOIs, general and administrative expenses directly attributable to sales and marketing operations were 7% and 6% during the years ended December 31, 2022 and 2021, respectively. This increase was primarily due to increased compensation costs and other related administrative costs due to in anticipation of future sales growth and the expansion of our sales and marketing support operations in anticipation of future sales growth.

Resort Operations and Club Management

	For the Years Ended December 31,
	2022		2021
(dollars in thousands)
Resort operations and club management revenue	$195,642		$180,317
Resort operations and club management expense	(112,502)		(102,248)
Operating profit - resort operations and club management	83,140	42%	78,069	43%
Add: Depreciation and amortization	676		770
Add: Loss on assets held for sale	5		75
Adjusted EBITDA - resort operations and club management	$83,821		$78,914

Resort Operations and Club Management Revenue. Resort operations and club management revenue increased 8% during the year ended December 31, 2022 as compared to the year ended December 31, 2021. Cost reimbursement revenue, which consists of payroll and other operating expenses which we incur and pass through to the HOAs, increased 12% during the year ended December 31, 2022, as compared to the year ended December 31, 2021. The increase in cost reimbursement revenue was primarily attributable to an increase in headcount and higher wages.

Excluding cost reimbursement revenue, resort operations and club management revenue increased 6% during the year ended December 31, 2022, as compared to the year ended December 31, 2021 primarily due to an increase in management fees commensurate with higher HOA resort operating costs and an additional resort management contract, partially offset by higher labor cost of providing such services. Our resort network included a total of 69 and 68 Club and Club Associate Resorts as of December 31, 2022 and 2021, respectively. We managed 50 and 49 resort properties as of December 31, 2022 and 2021, respectively.

Resort Operations and Club Management Expense. Excluding cost reimbursement expense, resort operations and club management expense increased 6% during the year ended December 31, 2022, as compared to year ended December 31, 2021. The increase was primarily due to increased compensation costs incurred during 2022 as a result of higher staffing levels and the competitive labor market.

Bluegreen Corporate and Other

	For the Years Ended December 31,
	2022	2021
(in thousands)
General and administrative expenses - corporate and other	$(97,427)	$(87,990)
Other income, net	1,867	930
Add: Share - based compensation expense	3,384	1,036
Loss (gain) on assets held for sale	(45)	(62)
Add: Depreciation and amortization	7,940	8,927
Adjusted EBITDA - Corporate and other	$(84,281)	$(77,159)

General and Administrative Expenses — Corporate and Other. General and administrative expenses directly attributable to corporate overhead were $97.4 million and $88.0 million during the years ended December 31, 2022 and 2021, respectively. The increase was primarily due higher legal fees associated with exit firms and other litigation as described further in Note 12 to the Company’s Consolidated Financial Statement included in Item 8, as well as higher information technology costs.

Interest Expense. Interest expense unrelated to receivable-backed debt was $18.2 million and $12.6 million during the years ended December 31, 2022 and 2021, respectively. The increase in such interest expense during the year ended December 31, 2022 was primarily due to higher outstanding debt balances and a higher weighted-average cost of borrowing. The weighted average cost of borrowing excluding receivable-backed debt as of December 31, 2022 was approximately 8.4% compared to approximately 5.6% as of December 31, 2021.

Net Income Attributable to Non-Controlling Interest in Bluegreen/Big Cedar Vacations. The Company includes in its consolidated financial statements the results of operations and financial condition of Bluegreen/Big Cedar Vacations, Bluegreen’s 51%-owned subsidiary. Net income attributable to non-controlling interest is the portion of Bluegreen/Big Cedar Vacations’ that is attributable to Big Cedar LLC, which holds the remaining 49% interest in Bluegreen/Big Cedar Vacations. Net income attributable to the non-controlling interest in Bluegreen/Big Cedar Vacations was $16.9 million and $13.2 million during the years ended December 31, 2022 and 2021, respectively. The increase in net income attributable to the non-controlling interest in Bluegreen/Big Cedar Vacations in 2022 compared to 2021 primarily reflects higher sales of VOIs and operating profit at Bluegreen/Big Cedar Vacations.

BVH Corporate and Other

BVH Corporate and Other primarily includes the following:

•BVH’s corporate general and administrative expenses;

•Interest expense associated with Woodbridge’s junior subordinated debentures and the note payable to BBX Capital; and

•Interest income on interest-bearing cash accounts.

Corporate General and Administrative Expenses

BVH’s corporate general and administrative expenses were $2.1 million and $2.6 million for the years ended December 31, 2022 and 2021, respectively, and consist primarily of costs associated with BVH being a publicly traded company (including, but not limited to, executive compensation, shareholder relations, and legal and audit expenses).

Interest Expense

BVH’s interest expense was $6.9 million and $7.2 million for the years ended December 31, 2022 and 2021, respectively. Interest expense for the year ended December 31, 2022 includes $3.0 million of interest expense on the note payable to BBX Capital issued in connection with the spin-off of BBX Capital in September 2020. The decrease in interest expense was primarily due to the $25.0 million repayment on the note to BBX Capital in December 2021, partially offset by higher interest rates on the Woodbridge debentures.

Provision for Income Taxes from Continuing Operations

The provision for income taxes was $26.2 million and $26.7 million for the years ended December 31, 2022 and 2021, respectively. The Company’s effective income tax rate was approximately 29% and 31% for the years ended December 31, 2022 and 2021, respectively. The effective income tax rate differed from the expected federal income tax rate of 21% due to the impact of the Company’s nondeductible executive compensation and state income taxes.

Changes in Financial Condition

The following table summarizes the Company’s cash flows for the years ended December 31, 2022 and 2021 (in thousands):

	For the Years Ended December 31,
	2022	2021
Cash flows (used in) provided by operating activities	$(12,893)	76,966
Cash flows used in investing activities	(15,098)	(13,598)
Cash flows provided by (used in) financing activities	71,440	(137,393)
Net increase (decrease) in cash, cash equivalents and restricted cash	$43,449	(74,025)

Cash Flows from Operating Activities

The Company’s operating cash flow decreased $89.9 million during 2022 compared to 2021 primarily reflecting the following:

•the acquisition of VOI inventory in Vail, Colorado of $18.6 million;

•the acquisition of VOI inventory in Panama City Beach, Florida of $78.0 million; and

•an increase in our VOI notes receivable portfolio;

•partially offset by increased operating profit in 2022 reflecting the stronger 2022 performance; and

•decreased cash paid for income taxes.

Cash Flows in Investing Activities

Cash used in investing activities was $15.1 million and $13.6 million during the years ended December 31, 2022 and 2021, respectively, and consisted primarily of spending on IT equipment and sales office expansions and renovations.

Cash Flows from Financing Activities

Cash provided by financing activities was $208.8 million higher during the year ended December 31, 2022 compared to 2021, primarily due to a $266.2 million increase in net borrowings in 2022 which was attributable in large part to the 2022 Term Securitization discussed below, the acquisition loan for the new resort in Panama City Beach, Florida, additional borrowings under the syndicated warehouse facility, and $60.0 million of net borrowings on the Fifth-Third Line of Credit. These increased borrowings were partially offset by $76.1 million of cash used in connection with the cash tender offer in 2022, an increase of $27.2 million in repurchases of shares under the Company’s share repurchase program, and $9.0 million of dividends paid during 2022 with no such dividends in 2021.

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

Liquidity and Capital Resources

BVH Parent Company

The Company, at its parent company level, is a holding company with limited operations. It currently expects to incur approximately $2.0 million annually in executive compensation expenses and public company costs as well as annual interest expense of approximately $7.0 million to $7.5 million associated with Woodbridge’s junior subordinated debentures and the note payable to BBX Capital, each as described below. These amounts are based on current expectations and assumptions, currently available information and, with respect to interest expense on Woodbridge’s junior subordinated debentures, interest rates as of December 31, 2022. Such assumptions and expectations may not prove to be accurate, interest rates may continue to increase and, accordingly or otherwise, actual expenses may exceed the amounts expected.

As of December 31, 2022, the Company, excluding its subsidiaries, had cash, cash equivalents, and short-term investments of approximately $4.3 million. Its primary source of liquidity for the foreseeable future is expected to be its available cash, cash equivalents, and short-term investments and distributions from Bluegreen. BVH is dependent on the payment of distributions from Bluegreen to fund its operations and debt service requirements. There is no assurance that Bluegreen will pay distributions in the amounts required to fund BVH’s needs or at all.

In connection with the spin-off of BBX Capital in September 2020, BVH issued a $75.0 million note payable to BBX Capital that accrues interest at a rate of 6% per annum and requires payments of interest on a quarterly basis. Under the terms of the note, BVH has the option in its discretion to defer interest payments under the note, with interest on the entire outstanding balance thereafter to accrue at a cumulative, compounded rate of 8% per annum until such time as all accrued payments under the note are brought current, including deferred interest. In December 2021, BVH repaid $25.0 million on the note payable to BBX Capital. As of December 31, 2022, the outstanding principal balance on the note was $50.0 million. All outstanding amounts under the note will become due and payable in September 2025 or earlier upon the occurrence of certain events.

The Company’s wholly owned subsidiary, Woodbridge, had $65.4 million in junior subordinated debentures outstanding as of December 31, 2022. Woodbridge’s junior subordinated debentures accrue interest at a rate of 3-month LIBOR plus a spread ranging from 3.80% to 3.85%, mature between 2035 and 2036, and require interest payments on a quarterly basis.

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

In August 2021, the Company’s board of directors approved a share repurchase program which authorized the repurchase of the Company’s Class A Common Stock and Class B Common Stock at an aggregate cost of up to $40.0 million. In March 2022, the Company’s board of directors approved a $50.0 million increase in the aggregate cost of the Company’s Class A Common Stock and Class B Common Stock that may be repurchased under the program. The Company repurchased and retired 1,911,980 shares of Class A Common Stock under the share repurchase program during the year ended December 31, 2022 for an aggregate purchase price of $54.4 million. The Company repurchased and retired 1,182,339 shares of Class A Common Stock and 18,996 shares of Class B Common Stock under the share repurchase program during the year ended December 31, 2021 for an aggregate purchase price of $27.3 million. As of December 31, 2022, $8.3 million remained available for the repurchase of shares under the Company’s share repurchase program.

During each of the second, third and fourth quarters of 2022, the Company paid a quarterly cash dividend on its Class A and Class B Common Stock of $0.15 per share which totaled $3.1 million, $2.9 million, and $3.0 million, respectively, and $9.0 million in the aggregate. On February 15, 2023, the Company’s board of directors declared a quarterly cash dividend of $0.20 per share on its Class A and Class B Common Stock, which totaled $3.2 million in the aggregate, and is payable on March 20, 2023 to shareholders of record as of the close of trading on March 6, 2023. The Company did not pay any dividends during 2021.

In addition to share repurchases under the Company’s share repurchase program, during December 2022, the Company completed a cash tender offer pursuant to which it purchased and retired 3,040,882 shares of its Class A Common Stock at a purchase price of $25.00 per share, or an aggregate purchase price of $76.0 million, excluding fees and expenses related to the tender offer.

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

The ability to borrow against notes receivable from VOI buyers has been critical to Bluegreen’s continued liquidity. A financed VOI buyer is generally only required to pay a minimum of 10% of the purchase price in cash at the time of sale; however, selling, marketing and administrative expenses attributable to the sale are primarily cash expenses that generally exceed a buyer’s minimum required down payment. Accordingly, having financing facilities available to borrow against Bluegreen’s VOI notes receivable has been critical to its ability to meet its short and long-term cash needs. Bluegreen has attempted to maintain a number of diverse financing facilities. Historically, Bluegreen has relied on the term securitization market in order to generate liquidity and create capacity in its receivable facilities. In addition, maintaining adequate VOI inventory to sell and pursue growth into new markets requires Bluegreen to use cash on hand or incur debt for the acquisition, construction and development of new resorts. In July 2022, the Company purchased 46 one-bedroom units at a resort in Vail, Colorado for $18.6 million.  In October 2022, the Company purchased a resort located in Panama City Beach, Florida for approximately $78.0 million. In connection with the Panama City Beach acquisition, Bluegreen received an Acquisition and Renovation Loan, as described below. We expect to spend between $65.0 million and $70.0 million on improvements to the Vail and Panama City Beach resorts over the next 1- 3 years. Bluegreen continues to pursue opportunities for new resort or land acquisitions. Development expenditures in 2023 are expected to range between $190.0 million to $200.0 million. There is no assurance that any resort, land or development activity or acquisition will be completed or be successful.

Bluegreen has entered into agreements with third-party developers that allow Bluegreen to buy VOI inventory, typically on a non-committed basis, prior to when it intends to sell such VOIs. Bluegreen also enters into secondary market arrangements with certain HOAs and others generally on a non-committed basis, which allows Bluegreen to acquire VOIs generally at a significant discount, as such VOIs are typically obtained by the HOAs through foreclosure in connection with maintenance fee defaults. Acquisition of JIT and secondary market inventory, both of which are considered Bluegreen-owned inventory, is expected to range between $10.0 million to $15.0 million in 2023.

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

Approximately $194.7 million of VOI receivables were sold to BXG Receivables Note Trust 2022-A (the “Trust”) in the transaction. The gross proceeds of such sales to the Trust were $171.9 million. A portion of the proceeds were used to: repay $53.2 million under the Syndicated Warehouse Facility, representing all amounts outstanding under the facility at that time; repay $11.0 million under the Liberty Bank Facility; repay $16.1 million under the Pacific Western Bank Facility; capitalize a reserve fund; and pay fees and expenses associated with the transaction. Prior to the closing of the 2022 Term Securitization, Bluegreen, as servicer, funded $4.9 million in connection with the servicer redemption of the notes related to the 2013 Term Securitization and certain of the VOI notes in such trust were sold to the Trust in connection with the 2022 Term Securitization. The remainder of the gross proceeds from the 2022 Term Securitization were used for general corporate purposes.

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

Bluegreen has $25.7 million of required contractual obligations due to be paid within one year and one facility with advance periods scheduled to expire within one year. While there is no assurance that Bluegreen will be successful, Bluegreen intends to seek to renew or extend its debt and extend its advance periods on certain facilities.

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

Credit Facilities for Receivables with Future Availability

Bluegreen maintains various credit facilities with financial institutions which allow it to borrow against or sell its VOI notes receivable. As of December 31, 2022, Bluegreen had the following credit facilities with future availability, all of which are subject to terms and conditions during the advance period (dollars in thousands):

	Borrowing Limit as of December 31, 2022	Outstanding Balance as of December 31, 2022	Availability as of December 31, 2022	Advance Period Expiration; Borrowing Maturity as of December 31, 2022	Borrowing Rate; Rate as of December 31, 2022
Liberty Bank Facility	$40,000	$9,907	$30,093	June 2024; June 2026	Prime - 0.50%; floor of 3.00%; 6.50% (1)
NBA Receivables Facility	70,000	30,866	39,134	September 2023; March 2028	30 day LIBOR+2.25%; floor of 3.00%; 6.62% (2)
Pacific Western Facility	50,000	5,841	44,159	September 2024; September 2027	1-month SOFR +2.50%; floor of 2.75% (3); 6.82%
Syndicated Warehouse Facility	250,000	104,953	145,047	September 2025; September 2026	1-month SOFR +1.75%; interest rate floor of 2.00% (4); 5.87%
	$410,000	$151,567	$258,433

(1)Recourse is limited to $5.0 million, subject to certain exceptions.

(2)Borrowings accrue interest at one-month LIBOR plus 2.25% (with an interest rate floor of 3.00%). Recourse to Bluegreen/Big Cedar Vacations is limited to $10.0 million, subject to certain exceptions.

(3)Recourse is limited to $7.5 million, subject to certain exceptions.

(4)Borrowings accrue interest at a rate equal to one-month SOFR plus 1.75%. The interest rate will increase to the applicable rate plus 2.75% upon the expiration of the advance period.

See Note 10 to the Company’s Consolidated Financial Statements included in Item 8 for additional information with respect to Bluegreen’s receivable-backed notes payable facilities.

Other Credit Facilities

Fifth Third Syndicated Line-of-Credit and Fifth Third Syndicated Term Loan. Bluegreen’s has a corporate credit facility which included a $100.0 million term loan (the “Fifth Third Syndicated Loan”) with quarterly amortization requirements and a $125.0 million revolving line of credit (the “Fifth Third Syndicated LOC”) as of December 31, 2021. In February 2022, Bluegreen amended the facility, which included a $75.0 million increase to the revolving line. Borrowings generally bear interest at a rate of term SOFR plus 1.75-2.50% and a 0.05%-0.10% credit spread adjustment, depending on Bluegreen’s leverage ratio. The amendment also extended the maturity date from October 2024 to February 2027. Borrowings are collateralized by certain VOI inventory, sales center buildings, management fees, short-term receivables and cash flows from residual interests relating to certain term securitizations. As of December 31, 2022, outstanding borrowings under the facility totaled $166.3 million, including $96.3 million under the Fifth Third Syndicated Term Loan with an interest rate of 5.40%, and $70.0 million under the Fifth Third Syndicated Line of Credit with an interest rate of 5.92%.

Panama City Beach Acquisition Loan. In October 2022, Bluegreen purchased the property and other assets of a resort located in Panama City Beach, Florida for approximately $78.0 million. In connection with this acquisition, Bluegreen entered into a non-revolving acquisition loan (the “Panama City Beach Acquisition Loan”) with National Bank of

Arizona (“NBA”) for the acquisition and renovation of the resort. The Panama City Beach Acquisition Loan provides for advances of up to $96.6 million, provided, however, that the total advances may not exceed 70% of the acquisition and renovation costs. Advances may be made during a 36-month advance period. Approximately $54.5 million was advanced at closing for the acquisition of the resort. The remainder of the purchase price was paid in cash. Principal payments will be effected through release payments from sales of the completed VOIs, subject to a minimum amortization schedule, with the remaining balance due at maturity in October 2027. Borrowings under the Panama City Beach Acquisition Loan bear interest at an annual rate equal to one-month term SOFR plus 2.25%, subject to a floor of 2.40%. Recourse is limited to 30% of the principal and interest outstanding, with decreases based on achieving certain milestones and subject to certain exceptions. As of December 31, 2022, outstanding borrowings under the facility totaled $54.5 million.

Bluegreen also has outstanding obligations under various securitizations that have no remaining future availability as the advance periods have expired.

Commitments

The following table summarizes the contractual minimum principal and interest payments required on all of the Company’s outstanding debt and non-cancelable operating leases by period due date, as of December 31, 2022 (in thousands):

	Payments Due by Period
Contractual Obligations	Less than 1 year	1 – 3 Years	4 – 5 Years	After 5 Years	Unamortized Debt Issuance Costs	Total
Receivable-backed notes payable	$—	$4,630	$136,836	$325,287	$(5,131)	$461,622
Bluegreen notes payable and other borrowings	16,000	50,000	154,750	—	(2,012)	218,738
BVH note payable to BBX Capital, Inc.	—	50,000	—	—	—	50,000
Jr. subordinated debentures (1)	—	—	—	170,897	(914)	169,983
Noncancelable operating leases (2)	5,781	5,719	3,813	21,977	—	37,290
Bass Pro Settlement (3)	4,000	—	—	—	—	4,000
Contractual interest (4)	51,366	99,194	72,123	216,778	—	439,461
Total contractual obligations	$77,147	$209,543	$367,522	$734,939	$(8,057)	$1,381,094

(1)Amounts do not include purchase accounting adjustments for junior subordinated debentures of $34.0 million.

(2)Amounts represent the cash payment for leases and includes interest of $9.6 million.

(3)Amounts represent the $4.0 million annual cash payment to Bass Pro due in 2024 pursuant to the June 2019 settlement agreement.

(4)Assumes that the scheduled minimum principal payments are made in accordance with the table above and the interest rate on variable rate debt remains the same as the rate at December 31, 2022.

The future commitments of BVH relate to Woodbridge’s junior subordinated debentures and the note payable to BBX Capital, including interest thereon. BVH will rely primarily on cash on hand and cash equivalents, as well as dividends, if any, that may be paid by Bluegreen in the future, in order to satisfy the principal payments required on its contractual obligations. As discussed above, while BVH believes that it will have sufficient cash and cash equivalents to fund its operations for the foreseeable future, it will be dependent on the payment of distributions by Bluegreen to fund its operations and debt service requirements in future periods. There is no assurance that Bluegreen will pay distributions in amounts required to fund BVH’s needs or at all.

In lieu of paying maintenance fees for unsold VOI inventory, Bluegreen may enter into subsidy agreements with certain HOAs. During the years ended December 31, 2022 and 2021, Bluegreen made payments related to such subsidies of $27.5 million and $24.9 million, respectively, which are included within cost of other fee-based services in the Company’s consolidated statements of operations and comprehensive income for such years. As of December 31, 2022 and 2021, Bluegreen had $0.6 million and $0.2 million, respectively, accrued for such subsidies, which are included in accrued liabilities and other in the audited consolidated balance sheet as of such dates.

Bluegreen intends to use cash on hand and cash flow from operations, including cash received from the sale or pledge of VOI notes receivable, and cash received from new borrowings under existing or future credit facilities in order to satisfy the principal and interest payments required on contractual obligations.

Bluegreen believes that its existing cash, anticipated cash generated from operations, anticipated future permitted borrowings under existing or future credit facilities, and anticipated future sales of notes receivable under existing, future or replacement purchase facilities will be sufficient to meet its anticipated working capital, capital expenditure and debt service requirements, including the contractual payment of the Bluegreen obligations set forth above, for the foreseeable future subject to the success of its ongoing business strategies, the ongoing availability of credit and the impact of general economic conditions, including supply chain constraints, labor shortages, inflation, and increasing interest rates. Bluegreen will continue its efforts to renew, extend or replace any credit and receivables purchase facilities that have expired or that will expire in the near term. Bluegreen may, in the future, also obtain additional credit facilities and may issue corporate debt. Any debt incurred or issued may be secured or unsecured, bear interest at fixed or variable rates and may be subject to such terms as the lender may require and management believes acceptable. There can be no assurance that Bluegreen’s efforts to renew or replace credit facilities or receivables purchase facilities which have expired or which are scheduled to expire in the near term will be successful or that sufficient funds will be available from operations or under existing, proposed or future revolving credit or other borrowing arrangements or receivables purchase facilities to meet Bluegreen’s cash needs, including debt service obligations. To the extent Bluegreen is unable to sell notes receivable or borrow under such facilities, its ability to satisfy its obligations would be materially adversely affected.

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

As previously disclosed, Bluegreen has an exclusive marketing agreement through 2024 with Bass Pro that provides the Company with the right to market and sell vacation packages at kiosks in each of Bass Pro’s retail locations and through other means. Bluegreen entered into a settlement agreement and revised marketing arrangement with Bass Pro and its affiliates during June 2019. Pursuant to the Settlement Agreement, Bluegreen agreed to make five annual payments to Bass Pro of $4.0 million, which commenced in January 2020. Additionally, in lieu of the previous commission arrangement, Bluegreen agreed to pay Bass Pro a fixed annual fee for each Bass Pro and Cabela’s retail store that Bluegreen accessed or was required to access and an amount per net vacation package sold. As of December 31, 2022, Bluegreen had sales and marketing operations at a total of 129 Bass Pro Shops and Cabela’s Stores. In December 2022, Bluegreen reorganized certain of its marketing operations, including the elimination of lower performing marketing programs and transitioned its kiosks at certain lower volume Cabela’s stores to an unmanned, virtual format as of January 1, 2023. During the years ended December 31, 2022 and 2021, Bluegreen paid $8.3 million and $7.4 million, respectively, which is included in selling, marketing, and general expenses on the consolidated statements of operations and comprehensive income for such years. As of December 31, 2022, Bluegreen paid Bass Pro $8.3 million in payment of the 2023 fixed fee, which is included in prepaid expenses in the Company’s consolidated balance sheet as of December 31, 2022.

Off-balance-sheet Arrangements

As of December 31, 2022 and 2021, the Company did not have any “off-balance sheet” arrangements.

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

Allowance for Loan Losses on VOI Notes Receivable

The allowance for loan losses is related to the notes receivable generated in connection with financing the Company’s VOI sales. The Company holds large amounts of homogeneous VOI notes receivable and assess uncollectibility based on pools of receivables as there are no significant concentrations of credit risk with any individual counterparty or groups of counterparties. In estimating future loan losses, the Company does not use a single primary indicator of credit quality but instead evaluates its VOI notes receivable based upon a static pool analysis that incorporates the age of the respective receivables, default trends and prepayment rates by origination year, as well as the FICO scores of the borrowers and the mix of new versus existing owner loans.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The primary impact of rising interest rates on the Company is the increased cost of borrowings associated with its variable-rate debt. As of December 31, 2022, the Company had $506.3 million of variable-rate debt outstanding and $424.4 million of unused borrowing capacity under its credit facilities. Based on the balances at December 31, 2022, a hypothetical 1% increase in interest rates would increase the annual amount of interest payable by approximately $5.1 million and would increase the cost of borrowings drawn on available capacity by $0.6 million for every $10.0 million of incremental borrowings.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BLUEGREEN VACATIONS HOLDING CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Bluegreen Vacations Holding Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bluegreen Vacations Holding Corporation (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income (loss), equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 13, 2023 expressed an unqualified opinion thereon.

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

Allowance for Loan Losses
Description of the Matter

As of December 31, 2022, the Company’s allowance for loan losses was $211 million. As discussed in Note 2 to the consolidated financial statements, for sales of vacation ownership interests (“VOIs”) for which the Company provides financing, the Company records an estimate of variable consideration for expected loan losses as a reduction of the transaction price. The Company’s estimates of variable consideration are based on an estimate of future loan losses that are the result of its static pool analysis, which relies on historical payment data for similar VOI notes receivable and tracks uncollectible loans for each period’s sales over the entire life of the VOI notes receivable. The Company also considers whether historical economic conditions are comparable to then current economic conditions.

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

March 13, 2023

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

Fort Lauderdale, Florida

March 1, 2021

BLUEGREEN VACATIONS HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$175,683	$140,225
Restricted cash ($19,461 and $15,956 in VIEs at December 31, 2022
and 2021, respectively)	50,845	42,854
Notes receivable	763,801	609,429
Less: Allowance for loan loss	(211,311)	(163,107)
Notes receivable, net ($354,403 and $248,873 in VIEs
at December 31, 2022 and 2021, respectively)	552,490	446,322
Vacation ownership interest ("VOI") inventory	389,864	334,605
Property and equipment, net	85,915	87,852
Intangible assets, net	61,293	61,348
Operating lease assets	22,963	33,467
Prepaid expenses	23,833	25,855
Other assets	35,499	37,984
Total assets	$1,398,385	$1,210,512

LIABILITIES AND EQUITY
Liabilities
Accounts payable	$21,389	$14,614
Deferred income	15,675	13,690
Accrued liabilities and other	110,048	100,131
Receivable-backed notes payable - recourse	20,841	22,500
Receivable-backed notes payable - non-recourse (in VIEs)	440,781	340,154
Note payable to BBX Capital, Inc.	50,000	50,000
Other notes payable and borrowings	218,738	97,125
Junior subordinated debentures	136,011	134,940
Operating lease liabilities	27,716	37,870
Deferred income taxes	113,193	95,688
Total liabilities	1,154,392	906,712
Commitments and contingencies (See Note 12)
Equity
Preferred Stock of $0.01 par value; authorized 10,000,000 shares	—	—
Class A Common Stock of $0.01 par value; authorized 30,000,000 shares;
issued and outstanding 12,165,825 in 2022 and 17,118,392 in 2021	122	171
Class B Common Stock of $0.01 par value; authorized 4,000,000 shares;
issued and outstanding 3,664,117 in 2022 and 3,664,412 in 2021	37	37
Additional paid-in capital	46,821	173,909
Accumulated earnings	124,680	69,316
Total Bluegreen Vacations Holding Corporation equity	171,660	243,433
Non-controlling interests	72,333	60,367
Total equity	243,993	303,800
Total liabilities and equity	$1,398,385	$1,210,512

See accompanying notes to consolidated financial statements.

BLUEGREEN VACATIONS HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

	For the Years Ended December 31,
	2022	2021	2020
Revenue:
Gross sales of VOIs	$636,156	$426,556	$230,938
Provision for loan losses	(100,431)	(72,788)	(56,941)
Sales of VOIs	535,725	353,768	173,997
Fee-based sales commission revenue	72,647	128,321	89,965
Other fee-based services revenue	131,910	123,454	111,823
Cost reimbursements	77,394	69,066	64,305
Interest income	99,739	81,691	79,381
Other income, net	2,014	813	—
Total revenues	919,429	757,113	519,471
Costs and Expenses:
Cost of VOIs sold	58,665	29,504	13,597
Cost of other fee-based services	58,447	58,812	79,434
Cost reimbursements	77,394	69,066	64,305
Interest expense	42,953	35,329	36,795
Selling, general and administrative expenses	574,532	465,806	370,935
Other expense, net	—	—	1,179
Total costs and expenses	811,991	658,517	566,245
Income (loss) before income taxes	107,438	98,596	(46,774)
(Provision) benefit for income taxes	(26,187)	(26,664)	2,368
Income (loss) from continuing operations	81,251	71,932	(44,406)
Discontinued operations
(Loss) Income from discontinued operations	—	—	(41,593)
Benefit for income taxes	—	900	8,834
Net income (loss) from discontinued operations	—	900	(32,759)
Net income (loss)	81,251	72,832	(77,165)
Less: Income attributable to noncontrolling interests - continuing operations	16,866	14,102	8,186
Less: Loss attributable to noncontrolling interests - discontinued operations	—	—	(4,822)
Net income (loss) attributable to shareholders	$64,385	$58,730	$(80,529)

Basic earnings (loss) per share from continuing operations	$3.26	$2.79	$(2.82)
Basic earnings (loss) per share from discontinued operations	—	0.04	(1.50)
Basic earnings (loss) per share (1)	$3.26	$2.83	$(4.32)
Diluted earnings (loss) per share from continuing operations	$3.24	$2.79	$(2.82)
Diluted earnings (loss) per share from discontinued operations	—	0.04	(1.50)
Diluted earnings (loss) per share (1)	$3.24	$2.83	$(4.32)
Cash dividends declared per Class A and B common shares	$0.45	$—	$—

(1)Basic and Diluted EPS are calculated the same for both Class A and B common shares.

BLUEGREEN VACATIONS HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS) — (Continued)

(In thousands, except per share data)

	For the Years Ended December 31,
	2022	2021	2020

Net income (loss)	$81,251	72,832	$(77,165)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	—	—	19
Unrealized loss on securities available for sale	—	—	(198)
Other comprehensive loss, net	—	—	(179)
Comprehensive income (loss), net of tax	81,251	72,832	(77,344)
Less: Comprehensive income attributable to noncontrolling interests	16,866	14,102	3,364
Comprehensive income (loss) attributable to shareholders	$64,385	$58,730	$(80,708)

See accompanying notes to consolidated financial statements.

BLUEGREEN VACATIONS HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

	Shares of Common Stock Outstanding Class		Common Stock Class		Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	A	B	A	B
Balance, December 31, 2019	15,106	3,192	$151	$32	$153,507	$394,551	$1,554	$549,795	$90,275	$640,070
Net income excluding $4,073 of loss attributable to redeemable noncontrolling interest	—	—	—	—	—	(80,529)	—	(80,529)	7,437	(73,092)
Accretion of redeemable noncontrolling interest	—	—	—	—	—	(1,247)	—	(1,247)	—	(1,247)
Reversal of accretion of redeemable noncontrolling interest	—	—	—	—	—	3,150	—	3,150	—	3,150
Other comprehensive income	—	—	—	—	—	—	(179)	(179)	—	(179)
Bluegreen purchase and retirement of its common stock	—	—	—	—	(1,167)	—	—	(1,167)	(10,574)	(11,741)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(12,094)	(12,094)
Conversion of common stock from Class B to Class A	27	(27)	—	—	—	—	—	—	—	—
Spin-off of BBX Capital, Inc.	—	—	—	—	(643)	(305,339)	(1,375)	(307,357)	(197)	(307,554)
Accelerated vesting of restricted stock awards	491	529	5	5	18,740	—	—	18,750	—	18,750
Share-based compensation	—	—	—	—	6,667	—	—	6,667	—	6,667
Balance, December 31, 2020	15,624	3,694	$156	$37	$177,104	$10,586	$—	$187,883	$74,847	$262,730
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(4,900)	(4,900)
Bluegreen Vacations Corporation short-form merger	2,666	—	27	—	23,032	—	—	23,059	(23,682)	(623)
Conversion of common stock from Class B to Class A	10	(10)	—	—	—	—	—	—	—	-
Share-based compensation	—	—	—	—	1,036	—	—	1,036	—	1,036
Purchase and retirement of common stock	(1,182)	(19)	(12)	—	(27,263)	—	—	(27,275)	—	(27,275)
Net income	—	—	—	—	—	58,730	—	58,730	14,102	72,832
Balance, December 31, 2021	17,118	3,665	$171	$37	$173,909	$69,316	$—	$243,433	$60,367	$303,800
Distributions to noncontrolling interests	—	—	—	—	—	—	—	-	(4,900)	(4,900)
Dividends to shareholders	—	—	—	—	—	(9,021)	—	(9,021)	—	(9,021)
Tender offer	(3,041)	—	(30)	—	(76,054)	—	—	(76,084)	—	(76,084)
Conversion of common stock from Class B to Class A	1	(1)	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	3,384	—	—	3,384	—	3,384
Purchase and retirement of common stock	(1,912)	—	(19)	—	(54,418)	—	—	(54,437)	—	(54,437)
Net income	—	—	—	—	—	64,385	—	64,385	16,866	81,251
Balance, December 31, 2022	12,166	3,664	$122	$37	$46,821	$124,680	$—	$171,660	$72,333	$243,993

See accompanying notes to consolidated financial statements.

BLUEGREEN VACATIONS HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2022	2021	2020
Operating activities:
Net income (loss)	$81,251	$72,832	$(77,165)
Adjustment to reconcile net income (loss) to net cash
provided by operating activities:
Recoveries from loan losses, net, from discontinued operations	—	—	(5,844)
Provision for loan losses	100,431	72,788	56,941
Depreciation, amortization and accretion, net	20,931	19,981	24,771
Share-based compensation expense	3,384	1,036	25,417
Net losses on sales of real estate and property and equipment	286	225	1,428
Equity earnings of unconsolidated real estate joint ventures	—	—	(49)
Return on investment in unconsolidated real estate joint ventures	—	—	3,933
Loss on the deconsolidation of IT'SUGAR, LLC	—	—	3,326
Increase (decrease) in deferred income tax liability	17,505	10,374	(9,243)
Impairment losses	—	—	31,588
Changes in operating assets and liabilities:
Notes receivable	(206,599)	(109,761)	(17,722)
VOI inventory	(54,344)	12,517	(185)
Trade inventory	—	—	279
Real estate inventory	—	—	925
Prepaids expense and other assets	5,235	(14,100)	14,051
Accounts payable, accrued liabilities and other, and deferred income	19,027	11,074	(23,372)
Net cash (used in) provided by operating activities	$(12,893)	$76,966	$29,079

Investing activities:
Return of investment in unconsolidated real estate joint ventures	—	—	4,631
Investments in unconsolidated real estate joint ventures	—	—	(14,009)
Proceeds from repayment of loans receivable	—	—	6,127
Proceeds from sales of real estate	—	—	2,151
Proceeds from sales of property and equipment	—	—	190
Additions to real estate	—	—	(70)
Purchases of property and equipment	(15,098)	(13,598)	(11,779)
Other investing activities	—	—	(1,210)
Net cash used in investing activities	$(15,098)	$(13,598)	$(13,969)

BLUEGREEN VACATIONS HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(In thousands)

	For the Years Ended December 31,
	2022	2021	2020
Financing activities:
Repayments of notes payable, line of credit facilities and other borrowings	$(264,077)	$(211,027)	$(317,952)
Proceeds from notes payable and other borrowings	486,575	111,054	278,091
Redemption of junior subordinated debentures	—	(4,186)	—
Payments for debt issuance costs	(6,616)	(436)	(3,194)
Cash transferred in spin-off of BBX Capital, Inc.	—	—	(96,842)
Merger consideration	—	(623)	—
Purchase and retirement of common stock	(54,437)	(27,275)	—
Dividends paid on common stock	(9,021)	—	(1,144)
Distributions to noncontrolling interests	(4,900)	(4,900)	(12,094)
Tender offer	(76,084)	—	—
Purchase and retirement of subsidiary common stock	—	—	(11,741)
Net cash provided by (used in) financing activities	$71,440	$(137,393)	$(164,876)

Net increase (decrease) in cash, cash equivalents and restricted cash	43,449	(74,025)	(149,766)
Cash, cash equivalents and restricted cash at beginning of period	183,079	257,104	406,870
Cash, cash equivalents and restricted cash at end of period	$226,528	$183,079	$257,104

Supplemental cash flow information:
Interest paid on borrowings, net of amounts capitalized	$36,004	$31,754	$33,083
Income taxes refunded	—	—	8,018
Income taxes paid	5,312	19,068	913

Supplemental disclosure of non-cash investing activities:
Transfer of property and equipment to VOI inventory	1,501	—	—

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	175,683	140,225	221,118
Restricted cash	50,845	42,854	35,986
Total cash, cash equivalents, and restricted cash	$226,528	$183,079	$257,104

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

On September 30, 2020, the Company completed its spin-off of BBX Capital, Inc. (“BBX Capital”). BBX Capital was a wholly owned subsidiary of the Company prior to the spin off and became a separate public company as a result of the spin-off. BBX Capital holds all of the historical business and investments of the Company other than the Company’s investment in Bluegreen. Bluegreen is a leading vacation ownership company that markets and sells VOIs and manages resorts in popular leisure and urban destinations. As a result of the spin-off, all of the Company’s operations and activities relate to the operations and activities of Bluegreen. BBX Capital and its subsidiaries are presented as discontinued operations in the Company’s financial statements.

In connection with the spin-off, the Company’s name was changed from BBX Capital Corporation to Bluegreen Vacations Holding Corporation. The Company also issued a $75.0 million note payable to BBX Capital (of which $50 million remained outstanding at December 31, 2022) that accrues interest at a rate of 6% per annum and requires payments of interest on a quarterly basis. Under the terms of the note, the Company has the option in its discretion to defer interest payments under the note, with interest on the entire outstanding balance thereafter to accrue at a cumulative, compounded rate of 8% per annum until such time as the Company is current on all accrued payments under the note, including deferred interest. All remaining outstanding amounts under the note will become due and payable in September 2025 or earlier upon the occurrence of certain events.

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

In July 2020, the Company effected a one-for-five reverse split of its Class A Common Stock and Class B Common Stock. Share and per share amounts set forth herein have been retroactively adjusted to reflect the one-for-five reverse stock split as if it had occurred as of January 1, 2020.

Bluegreen is a leading vacation ownership company that markets and sells vacation ownership interests (“VOIs”) and manages resorts in popular leisure and urban destinations. Bluegreen’s resorts are primarily located in high-volume, “drive-to” vacation locations, including Orlando, Las Vegas, the Smoky Mountains, Myrtle Beach, Charleston, the Branson, Missouri area and New Orleans, among others. The resorts in which Bluegreen markets, sells, and manages VOIs were either developed or acquired by Bluegreen, or were developed and are owned by third parties. Bluegreen earns fees for providing sales and marketing services to third party developers. Bluegreen also earns fees for providing management services to the Bluegreen Vacation Club (“Vacation Club”) and homeowners’ associations (“HOAs”), mortgage servicing, VOI title services, reservation services, and construction design and development services. In addition, Bluegreen provides financing to qualified VOI purchasers, which generates significant interest income.

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

Use of Estimates

The Company’s financial statements are prepared in conformity with GAAP, which requires it to make estimates based on assumptions about current and, for some estimates, future economic and market conditions which affect reported amounts and related disclosures in its financial statements. Although the Company’s current estimates are based on current and expected future conditions, as applicable, actual conditions could differ from its expectations, which could materially affect its results of operations and financial position. In particular, a number of estimates have been and may continue to be affected by adverse trends affecting general economic conditions, including rising interest rates and inflation. The severity, magnitude and duration, as well as the economic consequences of these factors are uncertain, subject to change and difficult to predict. As a result, accounting estimates and assumptions may change over time. Such changes could result in, among other adjustments, incremental credit losses on notes receivable, a decrease in the carrying amount of tax assets, or an increase in other obligations as of the time of a relevant measurement event. On an ongoing basis, management evaluates its estimates, including those that relate to the estimated future sales value of inventory; the recognition of revenue; the allowance for loan losses; the recovery of the carrying value of VOI inventories; the fair value of assets measured at, or compared to, fair value on a non-recurring basis; the estimate of contingent liabilities related to litigation and other claims and assessments; and deferred income taxes. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions and conditions.

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

Notes Receivable

The Company’s notes receivable are carried at amortized cost less an allowance for loan losses. Interest income is suspended, and previously accrued but unpaid interest income is reversed, on all delinquent notes receivable when principal or interest payments are more than 90 days contractually past due and not resumed until such loans are less than 90 days past due. As of December 31, 2022 and 2021, $24.2 million and $16.3 million, respectively, of VOI notes receivable were more than 90 days past due, and accordingly, consistent with the Company’s policy, were not accruing interest income. After approximately 127 days, VOI notes receivable are generally written off against the allowance for loan loss.

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

VOI Inventory

VOI inventory consists of completed VOIs, VOIs under construction and land held for future VOI development. Completed VOI inventory is carried at the lower of  (i) cost, including costs of improvements and amenities incurred subsequent to acquisition, capitalized interest, real estate taxes and other costs incurred during construction, or (ii) estimated fair market value, less costs to sell. VOI inventory and cost of sales are accounted for under timeshare accounting rules, which require the use of a specific method of the relative sales value method for relieving VOI inventory and recording cost of sales. Under the relative sales value method required by timeshare accounting rules, cost of sales is calculated as a percentage of net sales using a cost-of-sales percentage - the ratio of total estimated development costs to total estimated VOI revenue, including the estimated incremental revenue from the resale of VOI inventory repossessed, generally as a result of the default of the related note receivable. In addition, pursuant to timeshare accounting rules, the Company does not relieve inventory for VOI cost of sales related to anticipated loan losses. Accordingly, no adjustment is made when inventory is reacquired upon default of the related receivable. Changes in estimates within the relative sales value calculation are accounted for as VOI inventory true-ups and are included in Cost of VOI sales in the Company’s consolidated statements of operations and comprehensive income (loss) to retrospectively adjust the margin previously recognized subject to those estimates.

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

The Company capitalizes the costs of software developed for internal use in accordance with the guidance for accounting for costs of computer software developed or obtained for internal use. Capitalization of software developed for internal use commences during the development phase of the project and ends when the asset is ready for its intended use. Software developed or obtained for internal use is generally amortized on a straight-line basis over 3 to

5 years and included within property and equipment on the Company’s consolidated balance sheet. Capitalized costs of software developed for internal use for the years ended December 31, 2022, 2021, and 2020 were $2.0 million, $3.0 million, and $3.5 million, respectively. Costs of internal development time and the costs of software under cloud computing arrangements that are service contracts are capitalized and included in prepaid expenses on the Company’s consolidated balance sheet. Costs of these service contracts are amortized over the life of the contract and included in selling, general and administrative expenses in the Company’s consolidated statement of operations and comprehensive income (loss). Unamortized capital costs of software service contracts totaled $1.0 million and $1.4 million as of December 31, 2022 and 2021, respectively. Amortization expense from these service contracts for both the years ended December 31, 2022 and 2021 was $0.5 million and $0.4 million, respectively.

Intangible Assets

Intangible assets consist primarily of indefinite-lived management contracts recognized upon the consolidation of Bluegreen in November 2009 upon the acquisition of a controlling interest in Bluegreen at that time. Management contracts are reviewed for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company did not record any impairment charges during the years ended December 31, 2022, 2021 or 2020.

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

Deferred Financing Costs

Deferred financing costs are comprised of costs incurred in connection with obtaining financing from third-party lenders and are presented in the consolidated balance sheets as other assets or as a direct deduction from the carrying value of the associated debt liability. These costs are capitalized and amortized using the effective yield method to interest expense over the terms of the related financing arrangements. As of December 31, 2022 and 2021, unamortized deferred financing costs totaled $13.3 million and $10.7 million, respectively. Interest expense from the amortization of deferred financing costs for the years ended December 31, 2022, 2021, and 2020 was $3.1 million, $3.3 million and $3.5 million, respectively.

Advertising Expense

The Company expenses advertising costs, which are primarily marketing costs, as incurred. Advertising expense was $195.0 million, $151.5 million and $97.0 million for the years ended December 31, 2022, 2021 and 2020, respectively, and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income (loss).

Bluegreen has entered into marketing arrangements with various third parties. Bluegreen has an exclusive marketing agreement through 2024 with Bass Pro that provides the Company with the right to market and sell vacation packages at kiosks in each of Bass Pro’s retail locations and through other means. For the years ended December 31, 2022, 2021, and 2020, sales of VOIs to prospects and leads generated by Bluegreen’s marketing agreement with Bass Pro accounted for approximately 17%, 19% and 12%, respectively, of total VOI sales volume. There can be no guarantee that Bluegreen will be able to maintain this agreement in accordance with its terms or extend or renew this agreement on similar terms, or at all. See Note 12: Commitments and Contingencies for a description of the revised terms of Bluegreen’s marketing agreement with Bass Pro.

Income Taxes

Income tax expense is recognized at applicable U.S. tax rates. Certain revenue and expense items may be recognized in one period for financial statement purposes and in a different period for income tax purposes. The tax effects of such differences are reported as deferred income taxes. Valuation allowances are recorded in periods in which it is determined that the realization of deferred tax assets does not meet the more likely than not recognition threshold.

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

Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing the earnings available to common shareholders by the weighted average number of Class A and Class B common shares outstanding for the period. Diluted earnings per share is computed in the same manner as basic earnings per share but also reflects potential dilution that could occur if restricted stock awards issued by the Company were vested. Restricted stock awards, if dilutive, are considered in the weighted average number of dilutive common shares outstanding. As discussed in Note 14 Common Stock, the Company has two classes of common stock. The Company has not presented earnings per share under the two-class method because the earnings per share are the same for both Class A and Class B Common Stock since they are entitled to and participate in earnings in the same manner.

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

Accounting Standards Not Yet Adopted

The FASB has issued the following accounting pronouncement and guidance relevant to the Company’s operations which had not yet been adopted as of December 31, 2022:

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effect of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”), which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of LIBOR in response to the Financial Conduct Authority (the regulatory authority over LIBOR) plan for a phase out of regulatory oversight of LIBOR interest rate indices after 2021 to allow for an orderly transition to an alternate reference rate. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to LIBOR for promissory notes or other contracts that are currently indexed to LIBOR. The ARRC has proposed a market transition plan to SOFR from LIBOR and organizations are currently working on transition plans as it relates to derivatives and cash markets indexed to LIBOR. Although the Company’s VOIs notes receivable from its borrowers are not indexed to LIBOR, as of December 31, 2022, the Company had $170.9 million of LIBOR indexed junior subordinated debentures and $30.9 million of LIBOR indexed receivable-backed notes payable. The Company expects that replacements for LIBOR will be determined as the Company renews or amends its existing debt instruments. The Company will continue to evaluate the adoption of the optional expedients and exceptions provided as circumstances evolve.

3. Revenue From Contracts with Customers

The table below sets forth the Company’s disaggregated revenue by category from contracts with customers (in thousands):

	For the Years Ended
	December 31,
	2022	2021	2020

Sales of VOIs (1)	$535,725	$353,768	$173,997
Fee-based sales commission revenue (1)	72,647	128,321	89,965
Resort and club management revenue (2)	108,892	103,214	98,233
Cost reimbursements (2)	77,394	69,066	64,305
Administrative fees and other (1)	13,662	12,203	7,568
Other revenue (2)	9,356	8,037	6,022
Revenue from customers	817,676	674,609	440,090
Interest income (3)	99,739	81,691	79,381
Other income, net	2,014	813	—
Total revenue	$919,429	$757,113	$519,471

(1) Included in the Company’s sales of VOIs and financing segment described in Note 17.

(2) Included in the Company’s resort operations and club management segment described in Note 17.

(3) Interest income of $98.0 million, $81.3 million, and $77.5 million is included in the Company’s sales of VOIs and financing segment described in Note 17 for 2022, 2021, and 2020 respectively.

As of December 31, 2022 and 2021, the Company had commission receivables, net of an allowance, of $10.3 million and $17.4 million, respectively, related to sales of third-party VOIs, which are included in other assets on the consolidated balance sheets. Commission receivables relate to contracts with customers including amounts associated with the Company’s contractual right to consideration for completed performance obligations and are settled when the related cash is received. Commission receivables are recorded when the right to consideration becomes unconditional and is only contingent on the passage of time.

Contract liabilities include payments received or due in advance of satisfying performance obligations, including points awarded to customers as an incentive for the purchase of VOIs that may be redeemed in the future, advance deposits on owner programs for future services, and deferred revenue on prepaid vacation packages for future stays at the Company’s resorts or nearby hotels. Both points incentives and owner programs are recognized upon redemption, and deferred revenue for vacation packages are recognized net of sales of marketing expenses upon customer stays. Contract liabilities are included in deferred income in the Company’s consolidated balance sheets.

The following table sets forth the Company’s contract liabilities as of December 31, 2022 and 2021 (in thousands):

	As of December 31,
	2022	2021
Point incentives	$3,944	$2,676
Owner programs	2,149	2,159
Deferred Revenue vacation packages	1,136	1,274
	$7,229	$6,109

4. Notes Receivable

The table below provides information relating to the Company’s notes receivable and its allowance for loan losses (dollars in thousands):

	As of December 31,
	2022	2021
Notes receivable secured by VOIs:
VOI notes receivable - non-securitized	$279,888	$275,163
VOI notes receivable - securitized	483,913	334,266
Gross VOI notes receivable	763,801	609,429
Allowance for loan losses - non-securitized	(81,801)	(77,714)
Allowance for loan losses - securitized	(129,510)	(85,393)
Allowance for loan losses	(211,311)	(163,107)
VOI notes receivable, net	$552,490	$446,322
Allowance as a % of Gross VOI notes receivable	28%	27%

The weighted-average interest rate charged on the Company’s notes receivable secured by VOIs was 15.3% at both December 31, 2022 and 2021. All of the Company’s VOI loans bear interest at fixed rates. The Company’s VOI notes receivable are primarily secured by VOIs located in Florida, Missouri, South Carolina, Tennessee, Nevada and Virginia.

Future principal payments due to the Company from notes receivable as of December 31, 2022 are as follows (in thousands):

2023	$77,248
2024	75,853
2025	80,781
2026	83,319
2027	85,842
Thereafter	360,758
Total	$763,801

Allowance for Loan Losses

The activity in the Company’s allowance for loan losses was as follows (in thousands):

		For the Year Ended December 31,
	2022	2021
Balance, beginning of period	$163,107	$142,044
Provision for loan losses	100,431	72,788
Less: Write-offs of uncollectible receivables	(52,227)	(51,725)
Balance, end of period	$211,311	$163,107

The Company monitors the credit quality of its receivables on an ongoing basis. The Company holds large amounts of homogeneous VOI notes receivable and assesses uncollectibility based on pools of receivables as it does not believe that there are significant concentrations of credit risk with any borrower or groups of borrowers. In estimating loan losses, the Company does not use a single primary indicator of credit quality but instead evaluate our VOI notes receivable based upon a static pool analysis that incorporates the aging of the respective receivables, default trends and prepayment rates by origination year, as well as the FICO scores of the borrowers. The Company records the difference between its VOI notes receivable and the variable consideration included in the transaction price for the sale of the related VOI as an allowance for loan losses and records the VOI notes receivables net of the allowance.

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

Additional information about the Company’s VOI notes receivable by year of origination is as follows as of December 31, 2022 (in thousands):

	Year of Origination
	2022	2021	2020	2019	2018	2017 and Prior	Total
FICO Score of Borrower
701+	$208,052	$88,445	$34,927	$43,765	$28,001	$43,228	$446,418
601-700	111,796	63,483	25,003	25,613	18,609	35,890	280,394
<601 (1)	8,844	3,181	2,222	2,876	1,818	3,595	22,536
Other	663	3,501	1,352	2,579	2,504	3,854	14,453
Total	$329,355	$158,610	$63,504	$74,833	$50,932	$86,567	$763,801

(1)Includes VOI notes receivable attributable to borrowers without a FICO score (who are primarily foreign borrowers)

Additional information about the Company’s VOI notes receivable by year of origination is as follows as of December 31, 2021 (in thousands):

	Year of Origination
	2021	2020	2019	2018	2017	2016 and Prior	Total
FICO Score of Borrower
701+	$129,960	$49,102	$60,037	$39,760	$26,711	$40,872	$346,442
601-700	82,664	34,185	34,072	25,732	18,132	37,777	232,562
<601 (1)	4,623	3,149	3,690	2,473	1,551	4,175	19,661
Other	2,279	996	1,201	1,876	1,429	2,983	10,764
Total	$219,526	$87,432	$99,000	$69,841	$47,823	$85,807	$609,429

(1)Includes VOI notes receivable attributable to borrowers without a FICO score (who are primarily foreign borrowers).

The percentage of gross notes receivable outstanding by FICO score of the borrower at the time of origination were as follows:

	As of December 31,
	2022	2021
FICO Score
701+	59%	58%
601-700	38	39
<601	2	2
No Score (1)	1	1
Total	100%	100%

(1)Includes VOI notes receivable attributable to borrowers without a FICO score (who are primarily foreign borrowers).

The Company’s notes receivable are carried at amortized cost less allowance for loan losses. Interest income is suspended, and previously accrued but unpaid interest income is reversed, on all delinquent notes receivable when principal or interest payments are more than 90 days contractually past due and not resumed until such loans are less than 90 days past due. As of December 31, 2022 and 2021, $24.2 million and $16.3 million, respectively, of our VOI notes receivable were more than 90 days past due, and accordingly, consistent with our policy, were not accruing interest income. After approximately 127 days past due, VOI notes receivable are generally written off against the allowance for loan loss. Accrued interest was $5.8 million and $4.4 million as of December 31, 2022 and 2021, respectively, and is included within other assets in the Company’s consolidated balance sheets herein.

The following shows the delinquency status of the Company’s VOI notes receivable as of December 31, 2022 and 2021 (in thousands):

	As of December 31,
	2022	2021
Current	$721,736	$581,719
31-60 days	9,612	6,290
61-90 days	8,243	5,084
Over 91 days	24,210	16,336
Total	$763,801	$609,429

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

In these securitizations, the Company generally retains a portion of the securities and continues to service the securitized notes receivable for a fee pursuant to servicing agreements negotiated with third parties based on market conditions at the time of the securitization. Under these arrangements, the cash payments received from obligors on the receivables sold are generally applied monthly to pay fees to service providers, make interest and principal payments to investors, and fund required reserves, if any, with the remaining balance of such cash retained by the Company; however, to the extent the portfolio of receivables fails to satisfy specified performance criteria (as may occur due to, among other things, an increase in default rates or credit loss severity) or other trigger events occur, the funds received from obligors are required to be distributed on an accelerated basis to investors. Depending on the circumstances and the transaction, the application of the accelerated payment formula may be permanent or temporary until the trigger event is cured. As of December 31, 2022 and 2021, Bluegreen was in compliance with all material terms under its securitization transactions, and no trigger events had occurred.

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

Under the terms of certain VOI notes receivable sales, the Company has the right to repurchase or substitute a limited amount of defaulted notes for new notes at the outstanding principal balance plus accrued interest. Voluntary repurchases and substitutions of defaulted notes during 2022, 2021 and 2020 were $11.4 million, $14.6 million and $14.5 million, respectively. The Company’s maximum exposure to loss relating to its non-recourse securitization entities is the difference between the outstanding VOI notes receivable and the notes payable, plus cash reserves and any additional residual interest in future cash flows from collateral.

The assets and liabilities of the Company’s consolidated VIEs are as follows (in thousands):

	As of December 31,
	2022	2021
Restricted cash	$19,461	$15,956
Securitized notes receivable, net	$354,403	$248,873
Receivable backed notes payable - non-recourse	$440,781	$340,154

The restricted cash and the securitized notes receivable balances disclosed in the table above are restricted to satisfy obligations of the VIEs.

6. VOI Inventory

The Company’s VOI inventory consists of the following (in thousands):

	As of December 31,
	2022	2021
Completed VOI units	$317,492	$255,223
Construction-in-progress	8,537	10,313
Real estate held for future development	63,835	69,069
	$389,864	$334,605

Construction-in-progress consists primarily of additional VOI units being developed at The Cliffs at Long Creek in Ridgedale, Missouri.

In July 2022, the Company purchased 46 one-bedroom units at a resort in Vail, Colorado for $18.6 million. The transaction was accounted for as an asset acquisition with the purchase price allocated to VOI inventory in the Company’s consolidated balance sheet.

In October 2022, the Company purchased the property and other assets of a resort located in Panama City Beach, Florida for approximately $78.0 million. The transaction was accounted for as an asset acquisition with the purchase price allocated $74.2 million to VOI inventory and $4.2 million to certain property and equipment, See Note 8 Property and equipment in the Company’s consolidated balance sheet.

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

	As of December 31,
	2022	2021
Operating Lease Asset	$22,963	$33,467
Operating Lease Liability	27,716	37,870
Weighted Average Lease Term (in years) (1)	2.42	3.3
Weighted Average Discount Rate (2)	3.76%	3.43%

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

The Company generally recognizes lease costs associated with its operating leases on a straight-line basis over the lease term, while variable lease payments that do not depend on an index or rate are recognized as variable lease costs in the period in which the obligation for those payments is incurred. The table below sets forth information regarding the Company’s lease costs, which are included as selling, general and administrative expenses in the Company’s consolidated statements of operations and comprehensive income (loss) for the periods presented (in thousands):

	For the years ended December 31,
	2022	2021
Fixed rental costs	$7,597	$7,834
Short-term lease costs	1,619	1,314
Variable lease costs	2,775	2,363
Total operating lease costs	$11,991	$11,511

The table below sets forth information regarding the future minimum lease payments of the Company’s operating lease liabilities (in thousands):

As of December 31,	Operating Lease Liabilities
2023	$5,781
2024	3,388
2025	2,331
2026	1,967
2027	1,846
After 2027	21,977
Total lease payments	$37,290
Less: Interest	9,574
Total operating lease liabilities	$27,716

Included in the Company’s consolidated statement of cash flows under operating activities for the years ended December 31, 2022, 2021, and 2020 was $7.8 million, $4.5 million, and $6.6 million, respectively, of cash paid for amounts included in the measurement of lease liabilities. During the years ended December 31, 2022 and 2021, the Company obtained $1.1 million and $6.2 million, respectively, of operating lease assets in exchange for new operating lease liabilities. The decrease in right-of-use assets and operating lease liabilities in 2022 as compared to 2021 was primarily due to one-time costs of $4.9 million for the termination of certain leases in connection with a reorganization of certain of the Company’s retail marketing operations in December 2022. Such costs are included in accrued liabilities in the Company’s consolidated balance sheet as of December 31, 2022.

8. Property and Equipment

Property and equipment consist of the following (dollars in thousands):

		As of December 31,
	Useful Lives	2022	2021

Land, buildings and building improvements	3-31 years	79,393	74,436
Computer hardware and software	1-5 years	71,551	67,937
Furniture, fixtures and equipment	3-14 years	22,817	21,816
Leasehold improvements	3-14 years	11,409	11,353
Transportation and equipment	5 years	669	680
		185,839	176,222
Accumulated depreciation and amortization		(99,924)	(88,370)
Total		$85,915	$87,852

Depreciation and amortization expense related to the Company’s property and equipment was $15.8 million, $15.6 million, and $15.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.

9. Intangible Assets

Intangible assets and related amortization expense were as follows (in thousands):

	As of December 31,
Class	2022	2021
Intangible assets:
Management agreements	$61,708	$61,708
Accumulated amortization	(415)	(360)
Total intangible assets	$61,293	$61,348

As of December 31, 2022, management contracts that were amortizing are fully amortized.

10. Debt

Contractual minimum principal payments required on the Company’s debt, net of unamortized discount, by type, for each of the five years subsequent to December 31, 2022 and thereafter are shown below (in thousands):

	Notes payable and other borrowings	Note payable to BBX Capital, Inc.	Recourse receivable- backed notes payable	Non-recourse receivable- backed notes payable	Junior subordinated debentures	Total
2023	$16,000	$—	$—	$—	$—	$16,000
2024	25,000	—	—	—	—	25,000
2025	25,000	50,000	4,630	—	—	79,630
2026	8,500	—	17,778	104,953	—	131,231
2027	146,250	—	14,105	—	—	160,355
Thereafter	—	—	10,101	315,186	170,897	496,184
Unamortized debt issuance costs	(2,012)	—	—	(5,131)	(914)	(8,057)
Adjustment (1)	—	—	(25,773)	25,773	—	—
Purchase accounting adjustment	—	—	—	—	(33,972)	(33,972)
Total	$218,738	$50,000	$20,841	$440,781	$136,011	$866,371

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

Lines-of-Credit and Notes Payable

Financial data related to our lines of credit and notes payable (other than receivable-backed notes payable, which are discussed below) as of December 31, 2022 and 2021 were as follows (dollars in thousands):

	As of December 31,
	2022			2021
	Balance	Interest Rate	Carrying Amount of Pledged Assets	Balance	Interest Rate	Carrying Amount of Pledged Assets
Panama City Beach Acquisition Loan	$54,500	6.16%	$77,334	$—	—	$—
Fifth Third Syndicated LOC	70,000	5.92%	68,413	10,000	2.25%	21,243
Fifth Third Syndicated Term	96,250	5.40%	94,068	88,125	2.25%	187,207
Unamortized debt issuance costs	(2,012)		—	(1,000)		—
Total	$218,738		$239,815	$97,125		$208,450

Fifth Third Syndicated Line-of-Credit and Fifth Third Syndicated Term Loan. Bluegreen has a corporate credit facility which at December 31, 2021 included a $100.0 million term loan (the “Fifth Third Syndicated Loan”) with quarterly amortization requirements and a $125.0 million revolving line of credit (the “Fifth Third Syndicated LOC”). In February 2022, Bluegreen amended and increased the facility to $300.0 million. The amended facility includes a $100.0 million term loan with quarterly amortization requirements and a $200.0 million revolving line of credit. Accordingly, the amendment and restatement increased the revolving line of credit by $75.0 million. Borrowings generally bear interest at a rate of term SOFR plus 1.75-2.50% and a 0.05%-0.10% credit spread adjustment, depending on Bluegreen’s leverage ratio (as compared to LIBOR plus 2.00%-2.50% with a 0.25% LIBOR floor under the terms of the facility prior to the amendment). The amendment also extended the maturity date from October 2024 to February 2027. Borrowings are collateralized by certain VOI inventory, sales center buildings, management fees, short-term receivables and cash flows from residual interests relating to certain term securitizations.

Panama City Beach Acquisition Loan. In October 2022, Bluegreen purchased the property and other assets of a resort located in Panama City Beach, Florida for approximately $78.0 million. In connection with the acquisition, Bluegreen entered into a non-revolving acquisition loan (the “Panama City Beach Acquisition Loan”) with National Bank of Arizona (“NBA”) for the acquisition and renovation of the resort. The Panama City Beach Acquisition Loan provides for advances of up to $96.6 million, provided, however, that the total advances may not exceed 70% of the acquisition and renovation costs. Advances may be made during a 36-month advance period. Approximately $54.5 million was advanced at closing for the acquisition of the resort. Principal payments will be effected through release payments from sales of the completed VOIs, subject to a minimum amortization schedule, with the remaining balance due at maturity in October 2027. Borrowings under the Panama City Beach Acquisition Loan bear interest at an annual rate equal to one-month term SOFR plus 2.25%, subject to a floor of 2.40%. Recourse is limited to 30% of the principal and interest outstanding with decreases based on achieving certain milestones, subject to certain exceptions.

Receivable-Backed Notes Payable

Financial data related to our receivable-backed notes payable facilities were as follows (dollars in thousands):

	As of December 31,
	2022			2021
	Debt Balance	Interest Rate	Principal Balance of Pledged/ Secured Receivables	Debt Balance	Interest Rate	Principal Balance of Pledged/ Secured Receivables
Receivable-backed notes payable - recourse:
Liberty Bank Facility (1)	$5,000	6.50%	$8,470	$5,000	3.00%	$7,198
NBA Receivables Facility (2)	10,000	6.62%	13,664	10,000	3.00%	15,396
Pacific Western Facility (3)	5,841	6.82%	10,171	7,500	3.00%	11,265
Total	20,841		32,305	22,500		33,859

Receivable-backed notes payable - non-recourse:
Liberty Bank Facility (1)	$4,907	6.50%	$8,312	$17,965	3.00%	$25,864
NBA Receivables Facility (2)	20,866	6.62%	28,512	18,910	3.00%	29,114
Pacific Western Facility (3)	—	—	—	16,906	3.00%	25,394
Syndicated Warehouse Facility	104,953	5.87%	125,486	42,994	2.50%	53,623
Quorum Purchase Facility	14,007	4.95-5.10%	16,302	19,425	4.95-5.10%	22,690
2013 Term Securitization	—	—	—	6,023	3.20%	6,965
2015 Term Securitization	7,925	3.02%	8,516	14,163	3.02%	15,009
2016 Term Securitization	16,061	3.35%	16,714	24,727	3.35%	27,166
2017 Term Securitization	26,521	3.12%	28,612	37,430	3.12%	42,452
2018 Term Securitization	39,326	4.02%	43,163	53,919	4.02%	61,269
2020 Term Securitization	69,240	2.60%	77,183	91,922	2.60%	105,023
2022 Term Securitization	142,106	4.60%	160,000	—	—	—
Unamortized debt issuance costs	(5,131)			(4,230)		—
Total	440,781		512,800	340,154		414,569
Total receivable-backed debt	$461,622		$545,105	$362,654		$448,428

(1)Recourse on the Liberty Bank Facility is generally limited to $5.0 million subject to certain exceptions.

(2)Recourse on the NBA Receivables Facility is generally limited to $10.0 million subject to certain exceptions.

(3)Recourse on the Pacific Western Facility is generally limited to $7.5 million subject to certain exceptions.

Liberty Bank Facility. Bluegreen has a $40.0 million revolving VOI notes receivable hypothecation facility (the “Liberty Bank Facility”) with Liberty Bank which provides for advances on eligible receivables pledged under the Liberty Bank Facility, subject to specified terms and conditions, during the revolving credit period. The revolving credit period expires in June 2024 and the facility matures in June 2026. Advance rates under the facility with respect to Qualified Timeshare Loans is 85% of the unpaid principal balance of the Qualified Timeshare Loans. The advance rate is 70% of the unpaid principal balance of Non-Conforming Qualified Timeshare Loans. The interest rate on borrowings incurred is the Prime Rate minus 0.50% with a floor of 3.00%. Recourse to Bluegreen under the facility is limited to $5.0 million, with certain exceptions set forth in the facility. Subject to the terms of the facility, principal and interest due under the Liberty Bank Facility are paid as cash is collected on the pledged receivables, with the remaining balance being due by maturity.

NBA Receivables Facility. Bluegreen/Big Cedar Vacations has a $70.0 million revolving VOI notes receivable hypothecation facility (the “NBA Receivables Facility”) with National Bank of Arizona (“NBA”). The revolving advance period expires in September 2023 and the facility matures in March 2028. The interest rate on advances made under the facility is the one-month LIBOR plus 2.25% (with an interest rate floor of 3.00%). The NBA Receivables Facility provides for advances at a rate of 80% on eligible receivables pledged under the facility, subject to eligible collateral and specified terms and conditions, during the revolving credit period. Recourse to Bluegreen/Big Cedar under the facility is limited to $10.0 million as of December 31, 2022. Subject to the terms of the facility, principal and interest payments received on pledged receivables are applied to principal and interest due under the facility, with the remaining outstanding balance being due by maturity.

Pacific Western Facility. Bluegreen has a $50.0 million revolving VOI notes receivable hypothecation facility (the “Pacific Western Facility”) with Pacific Western Bank, which provides for advances on eligible VOI notes receivable pledged under the facility, subject to specified terms and conditions, during a revolving credit period. The revolving advance period expires in September 2024 and the facility matures in September 2027. The Pacific Western Facility provides for eligible “A” VOI notes receivable be funded at an 85% advance rate. The Pacific Western Facility also allows for eligible “B” VOI notes receivable to be funded at a 65% advance rate. In December 2022, the facility was amended to decrease the interest rate on borrowings under the facility to one-month term SOFR plus 2.50% with a floor of 2.75% (a decrease from one-month LIBOR plus 2.50% to 2.75% prior to the amendment). Recourse to Bluegreen under the facility is limited to $7.5 million at December 31, 2022. Subject to the terms of the facility, principal and interest payments received on pledged receivables are applied to principal and interest due under the facility, with the remaining balance being due by maturity.

Syndicated Warehouse Facility. Bluegreen has an $80.0 million VOI notes receivable purchase facility (the “Syndicated Warehouse Facility”). In September 2022, Bluegreen amended and restated the facility to increase the maximum outstanding financings from $80.0 million to up to $250.0 million and extend the advance period from December 2022 to September 2025. The amended and restated facility provides for an advance rate of up to 88% (an increase from 80% prior to the amendment and restatement) with respect to VOI receivables securing amounts financed. Borrowings under the facility bear interest until the expiration of the revolving advance period at a rate equal to one-month term SOFR plus 1.75% (a decrease from one-month LIBOR or commercial paper rate plus 2.25% prior to the amendment and restatement) and thereafter at a rate equal to one-month term SOFR plus 2.75% (a decrease from one-month LIBOR or commercial paper rate plus 3.25% prior to the amendment and restatement). While ownership of the VOI notes receivable included in the facility is transferred and sold for legal purposes, the transfer of these VOI notes receivable is accounted for as a secured borrowing for financial reporting purposes. The facility is nonrecourse.

Quorum Purchase Facility. Bluegreen/Big Cedar Vacations has a $50.0 million VOI notes receivable purchase facility (the “Quorum Purchase Facility”) with Quorum Federal Credit Union (“Quorum”). The Quorum Purchase Facility’s advance period expired in October 2022 and the facility matures in December 2034. Of the amounts outstanding under the Quorum Purchase Facility at December 31, 2022, $7.5 million bears interest at a rate per annum of 4.95% and $6.5 million bears interest at a fixed rate of 5.10%. While ownership of the VOI notes receivable included in the Quorum Purchase Facility is transferred and sold for legal purposes, the transfer of these VOI notes receivable is accounted for as a secured borrowing for financial reporting purposes. The facility is nonrecourse.

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

Approximately $194.7 million of VOI receivables were sold to BXG Receivables Note Trust 2022-A (the “Trust”) in the transaction. The gross proceeds of such sales to the Trust were $171.9 million. A portion of the proceeds were used to: repay $53.2 million under the Syndicated Warehouse Facility, representing all amounts outstanding under the facility at that time; repay $11.0 million under the Liberty Bank Facility; repay $16.1 million under the Pacific Western Bank Facility; capitalize a reserve fund; and pay fees and expenses associated with the transaction. Prior to the closing of the 2022 Term Securitization, Bluegreen, as servicer, funded $4.9 million in connection with the servicer redemption of the notes related to the 2013 Term Securitization, and certain of the VOI notes in such trust were sold to the Trust in connection with the 2022 Term Securitization. The remainder of the gross proceeds from the 2022 Term Securitization were used for general corporate purposes.

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

Other Non-Recourse Receivable-Backed Notes Payable. In addition to the above described facilities, Bluegreen has a number of other nonrecourse receivable-backed notes payable facilities, as set forth in the table above. During 2022 and 2021, Bluegreen repaid $92.9 million and $57.9 million, respectively, under these additional receivable-backed notes payable facilities.

Junior Subordinated Debentures

Woodbridge Holdings Corporation (“Woodbridge”), the wholly owned subsidiary of the Company through which the Company holds its investment in Bluegreen, and Bluegreen have each formed statutory business trusts (collectively, the "Trusts"), each of which issued trust preferred securities as part of a larger pooled trust securities offering which was not registered under the Securities Act of 1933 and invested the proceeds thereof in its junior subordinated debentures. The Trusts are variable interest entities in which Woodbridge and Bluegreen are not the primary beneficiaries. Accordingly, the Company and its subsidiaries do not consolidate the operations of the Trusts; instead, the beneficial interests in the Trusts are accounted for under the equity method of accounting. The maximum exposure to loss as a result of Woodbridge and Bluegreen’s involvement with the Trusts is limited to the carrying amount of the equity method investment. Included in other assets in the Company’s balance sheets as of December 31, 2022 and 2021 was $2.1 million and $2.0 million, respectively, of equity in the Trusts. Interest on the junior subordinated debentures and distributions on the trust preferred securities are payable quarterly in arrears at the same interest rate.

Financial data relating to the Company’s junior subordinated debentures was as follows (dollars in thousands):

	December 31, 2022		December 31, 2021
	Carrying	Effective Interest	Carrying	Effective Interest	Maturity
	Amounts	Rates (1)	Amounts	Rates (1)	Years (2)
Woodbridge - Levitt Capital Trusts I - IV	$66,302	7.47 - 8.21%	$66,302	3.93 - 4.07%	2035 - 2036
Bluegreen Statutory Trusts I - VI	104,595	8.52 - 9.26%	104,595	4.93 - 5.12%	2035 - 2037
Unamortized debt issuance costs	(914)		(985)
Unamortized purchase discount	(33,972)		(34,972)
Total junior subordinated debentures	$136,011		$134,940

(1)The junior subordinated debentures bear interest at three-month LIBOR (subject to quarterly adjustment) plus a spread ranging from 3.80% to 4.85%.

(2)As of December 31, 2022 and 2021, all of the junior subordinated debentures were eligible for redemption by the Company.

During February 2021, Bluegreen purchased BST II trust preferred securities having a par value of $6.1 million for approximately $4.0 million and delivered such securities to the trust in exchange for the cancellation of $6.1 million of Bluegreen’s junior subordinated debentures held by BST II.

Availability

As of December 31, 2022, the Company was in compliance with all financial debt covenants under its debt instruments. As of December 31, 2022, the Company had availability of approximately $430.5 million under its receivable-backed purchase and credit facilities, inventory renovation loans and corporate credit line, subject to eligible collateral and the terms of the facilities, as applicable.

Note payable to BBX Capital, Inc.

In September 2020, the Company spun-off its subsidiary, BBX Capital. As a result of the spin-off, BBX Capital became a separate publicly traded company. In connection with the spin off, the Company issued a $75.0 million note payable to BBX Capital that accrues interest at a rate of 6% per annum and requires payments of interest on a quarterly basis. Under the terms of the note, the Company has the option in its discretion to defer interest payments under the note, with interest on the outstanding balance thereafter to accrue at a compounded rate of 8% per annum until such time as all accrued payments under the note are brought current, including deferred interest. In December 2021, the Company repaid $25.0 million of the note payable to BBX Capital, leaving a remaining balance as of both December 31, 2022 and 2021 of $50.0 million. All outstanding amounts under the note will become due and payable in September 2025 or earlier upon the occurrence of certain events. As of both December 31, 2022 and 2021, there was no accrued interest payable in connection with this note payable.

11. Fair Value of Financial Instruments

ASC 820 Fair Value Measurements (Topic 820) defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The inputs used to measure fair value are classified into the following hierarchy:

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

The carrying amounts of financial instruments included in the consolidated financial statements and their estimated fair values are as follows (in thousands):

	As of December 31, 2022		As of December 31, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash and cash equivalents	$175,683	$175,683	$140,225	$140,225
Restricted cash	50,845	50,845	42,854	42,854
Notes receivable, net	552,490	720,171	446,322	607,881
Note payable to BBX Capital, Inc.	50,000	46,635	50,000	50,340
Receivable-backed notes payable	461,622	451,500	362,654	367,900
Lines-of-credit and notes payable	218,738	215,400	97,125	95,400
Junior subordinated debentures	136,011	102,000	134,940	133,500

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

Lines-of-credit and notes payable. The amounts reported in the Company’s consolidated balance sheets for lines of credit and notes payable, approximate fair value for indebtedness that provides for variable interest rates. The fair value of the Company’s fixed-rate notes payable was determined using Level 3 inputs by discounting the net cash outflows estimated to be used to repay the debt. These obligations are to be satisfied using the proceeds from the consumer loans that secure the obligations.

Receivable-backed notes payable. The amounts reported in the Company’s consolidated balance sheets for receivable-backed notes payable, approximate fair value for indebtedness that provides for variable interest rates. The fair value of the Company’s fixed-rate receivable-backed notes payable was determined using Level 3 inputs by discounting the net cash outflows estimated to be used to repay the debt. These obligations are to be satisfied using the proceeds from the consumer loans that secure the obligations.

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

Litigation

The following is a description of certain material legal proceedings pending against the Company or its subsidiaries or which were pending during the year ended December 31, 2022:

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

On July 18, 2019, Eddie Boyd, and Connie Boyd, Shaundre and Kimberly Laskey, and others similarly situated filed an action alleging that BVU and co-defendants violated the Missouri Merchandise Practices Act for allegedly making false statements and misrepresentations with respect to the sale of VOIs. Plaintiffs’ claims include a purported class action allegation that BVU’s charging of an administrative processing fee constitutes the unauthorized practice of law, and also that Bluegreen and its outside counsel engaged in abuse of process by filing a lawsuit against plaintiffs’ counsel (The Montgomery Law Firm). Plaintiffs seek monetary damages, attorneys’ fees and injunctive relief. On August 31, 2020, the court certified a class regarding the unauthorized practice of law claim, but dismissed the claims regarding abuse of process. On January 11, 2021, the Court issued an order that the class members are not entitled to rescission of their contracts because they failed to plead fraud in the inducement. Plaintiffs filed a third amended petition to add Resort Title Agency, Inc. (a wholly owned subsidiary of Bluegreen) as a defendant. On July 29, 2022, Resort Title Agency, Inc. removed the case to the United States District Court for the Western District of Missouri, where the case is currently pending. Bluegreen believes the lawsuit is without merit and is vigorously defending the action.

On July 14, 2020, Kenneth Johansen, individually and on behalf of all others similarly situated, filed a purported class action against BVU for alleged violations of the TCPA. Specifically, the named plaintiff alleges that he received numerous telemarketing calls from BVU while he was on the National Do Not Call Registry. Bluegreen filed a motion to dismiss, and plaintiff in response filed an amended complaint on September 18, 2020. On February 18, 2021, plaintiff filed a motion for class certification seeking to certify a class of thousands of individual proposed class members. On April 15, 2021, a court-ordered mediation was conducted at which time the parties were not able to resolve the lawsuit. On September 30, 2021, the court entered an order denying plaintiff’s motion for class certification. The plaintiffs have appealed the order to the Eleventh Circuit. The Eleventh Circuit affirmed the District Court’s order denying plaintiff’s motion for class certification.

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

On April 2, 2021, New York Urban initiated new arbitration proceedings against BVU, alleging it is owed over $70.0 million for periodic inventory closings that have not occurred since the Purchase and Sale Agreement was terminated or that will not occur because of the termination. New York Urban also seeks over $50.0 million because, due to the Purchase and Sale Agreement’s termination, the closing on the management contract will not occur. BVU believes this new claim is without merit. The arbitration hearing has commenced and is ongoing. BVU continues to vigorously defend against New York Urban’s claims.

On September 14, 2021, Tamarah and Emmanuel Louis, individually and on behalf of all others similarly situated, filed a purported class action lawsuit against BVU alleging it violated the Military Lending Act (“MLA”). The complaint alleges that BVU did not make any inquiry before offering financing to the plaintiffs as to whether they were members of the United States Military and allege other claims related to certain disclosures mandated by the MLA. BVU filed a motion to dismiss the complaint, and plaintiffs then filed an amended complaint on December 3, 2021. The District Court granted BVU’s motion to dismiss. An appeal of the District Court’s dismissal has been initiated by the plaintiffs. BVU continues to vigorously defend this action.

Commencing in 2015, it came to Bluegreen’s attention that its collection efforts with respect to its VOI notes receivable were being impacted by a then emerging, industry-wide trend involving the receipt of “cease and desist” letters from exit firms and their attorneys purporting to represent certain VOI owners. Following receipt of these letters, Bluegreen is unable to contact the owners unless allowed by law. Bluegreen believes these exit firms have encouraged such owners to become delinquent and ultimately default on their obligations and that such actions and its inability to contact the owners have been a material factor in the increase in its annual default rates. Bluegreen’s average annual default rates have increased from 6.9% in 2015 to 8.3% in 2022. Bluegreen also estimates that approximately 6.1% of the total delinquencies on its VOI notes receivable as of December 31, 2021 related to VOI notes receivable are subject to this issue. Bluegreen has in a number of cases pursued, and Bluegreen may in the future pursue, legal action against the VOI owners, and as described below, against the exit firms.

On November 13, 2019, Bluegreen filed a lawsuit against timeshare exit firm The Montgomery Law Firm and certain of its affiliates. In the complaint, Bluegreen alleged that through various forms of deceptive advertising, as well as inappropriate direct contact with VOI owners, such firm and its affiliates made false statements about Bluegreen and provided misleading information to the VOI owners and encouraged nonpayment by consumers. Bluegreen believes the consumers are paying fees to the firm and its affiliates in exchange for illusory services. Bluegreen has asserted claims under the Lanham Act, as well as tortious interference with contractual relations, civil conspiracy to commit tortious interference and other claims. Defendants’ motion to dismiss was denied. In January 2022, Bluegreen entered into a settlement with several of the defendants, which includes an immaterial monetary payment and a stipulated injunction. In September 2022, Bluegreen entered into settlements with other defendants, including The Montgomery Law Firm. On October 18, 2022, pursuant to stipulation of the parties, the Court dismissed the action in light of the settlements.

On November 13, 2020, Bluegreen filed a lawsuit against timeshare exit firm, Carlsbad Law Group, LLP, and certain of its associated law firms and affiliates. On December 30, 2020, Bluegreen filed a lawsuit against timeshare exit firm, The Molfetta Law Firm, and certain of its associated law firms, affiliates, and cohorts, including Timeshare Termination (“TTT”). In both of these actions, Bluegreen makes substantially the same claims against the timeshare exit firms and its associated law firms and affiliates as those made in its action against The Montgomery Law Firm described above. In June 2021, counsel for TTT moved to withdraw, citing TTT’s insolvency. On October 1, 2021, the principals of TTT filed for Chapter 11 Bankruptcy Protection. Bluegreen is pursuing its damages as a claim in that action. Discovery is ongoing with respect to the non-bankrupt defendants. TTT has consented to entry of an injunction against it in the Bankruptcy proceeding as part of an agreement with Bluegreen. Discovery is ongoing with respect to the non-bankrupt defendants.

Other Commitments, Contingencies and Guarantees

The Company, indirectly through Bluegreen and BVU, has an exclusive marketing agreement through 2024 with Bass Pro, a nationally-recognized retailer of fishing, marine, hunting, camping and sports gear, that provides the Company with the right to market and sell vacation packages at kiosks in each of Bass Pro’s retail locations and through other means. As of December 31, 2022, Bluegreen had sales and marketing operations at a total of 129 Bass Pro Shops and Cabela’s Stores. In December 2022, Bluegreen reorganized certain of its marketing operations, including the elimination of lower performing marketing programs and transitioned its kiosks at certain lower volume Cabela’s stores to an unmanned, virtual format as of January 1, 2023. Pursuant to a settlement agreement Bluegreen entered into with Bass Pro and its affiliates during June 2019, Bluegreen paid Bass Pro $20.0 million and agreed to, among other things, make five annual payments to Bass Pro of $4.0 million in January of each year, commencing in 2020. Bluegreen made annual payments of $4.0 million to Bass Pro in January 2020, January 2021, December 2021 (as payment of the amount owed in January 2022), and December 2022 (as payment of the amount owed in January 2023). As of December 31, 2022 and 2021, $3.8 million and $7.3 million, respectively, was included in accrued liabilities and other in the Company’s consolidated balance sheets for the remaining payments required by the settlement agreement.

During the years ended December 31, 2022 and 2021, VOI sales to prospects and leads generated by the agreement with Bass Pro accounted for approximately 17% and 19%, respectively, of Bluegreen’s VOI sales volume. Subject to the terms and conditions of the settlement agreement, in lieu of the previous commission arrangement, Bluegreen agreed to pay Bass Pro a fixed annual fee of $70,000 for each Bass Pro and Cabela’s retail store that it is accessing (excluding sales at retail stores which are designated to provide tours to Bluegreen/Big Cedar Vacations, or “Bluegreen/Big Cedar feeder stores”), plus $32.00 per net vacation package sold (less cancellations or refunds within 45 days of sale). Bluegreen also agreed to contribute to the Wonders of Wildlife Foundation $5.00 per net package sold (less certain cancellations and refunds within 45 days of sale), subject to an annual minimum of $700,000. Bluegreen will generally be required to pay the fixed annual fee with respect to at least 59 Bass Pro retail stores and at least 60 Cabela’s retail stores. During the years ended December 31, 2022 and 2021, Bluegreen incurred $8.3 million and $7.4 million, respectively, relating to this fixed fee which is included in selling, general and administrative expenses in the Company’s consolidated statements of operations and comprehensive income (loss). In December 2022, Bluegreen paid $8.3 million for the 2023 fixed fee, which is included in prepaid expenses in the Company’s consolidated balance sheet as of December 31, 2022. Notwithstanding the foregoing, the minimum number of Bass Pro and Cabela’s retail stores for purposes of the fixed annual fee may be reduced under certain circumstances set forth in the agreement, including as a result of a reduction of traffic in the stores in excess of 25% year-over-year. As of December 31, 2022, Bluegreen had sales and marketing operations at a total of 129 Bass Pro and Cabela’s stores. On January 1, 2023, Bluegreen transitioned its marketing operations at certain Cabela’s stores to an unmanned, virtual format.

In lieu of paying maintenance fees for unsold VOI inventory, Bluegreen may enter into subsidy agreements with certain HOAs. During the years ended December 31, 2022, 2021 and 2020, Bluegreen made subsidy payments related to such subsidies of $27.5 million, $24.9 million, and $24.0 million, respectively, which are included within cost of other fee-based services in the Company’s consolidated statements of operations and comprehensive income (loss). As of December 31, 2022 and 2021, the Company had $0.6 million and $0.2 million, respectively, accrued for such subsidies, which is included in accrued liabilities and other in the Company’s consolidated balance sheets.

13. Income Taxes

The Company’s provision (benefit) for income taxes from continuing operations consists of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Federal:
Current	$6,483	$13,690	$2,775
Deferred	12,964	6,752	(3,048)
	$19,447	$20,442	$(273)

State and Other:
Current	$2,199	$2,509	$567
Deferred	4,541	3,713	(2,662)
	6,740	6,222	(2,095)
Total	$26,187	$26,664	$(2,368)

The difference between the Company’s provision (benefit) for income taxes from continuing operations and the results of applying the federal statutory tax rate to income before provision (benefit) for income taxes relates to (in thousands):

	For the Year Ended December 31,
	2022	2021	2020
Income tax provision (benefit) at expected federal income tax rate (1)	$22,562	$20,530	$(9,823)
Increase (decrease) resulting from:
Provision (benefit) for state taxes, net of federal effect	5,325	4,915	(1,655)
Taxes related to noncontrolling interests in subsidiaries not consolidated for income tax purposes	(3,542)	(2,781)	(1,552)
Non-deductible items	2,083	3,945	10,205
Other - net	(241)	55	457
Provision (benefit) for income taxes	$26,187	$26,664	$(2,368)

(1)Expected tax is computed based upon income before taxes from continuing operations.

The Company’s deferred income taxes from continuing operations consist of the following components (in thousands):

	As of December 31,
	2022	2021
Deferred tax assets:
Book reserves for loan losses and inventory costs
under timeshare accounting rules	$37,180	$25,162
Federal and State NOL and tax credit carryforward	88,640	88,722
Real estate valuation	5,402	5,421
Expenses recognized for books and deferred for tax	968	2,645
Other	5,208	3,570
Total gross deferred tax assets	137,398	125,520
Valuation allowance	(80,797)	(80,815)
Total deferred tax assets	56,601	44,705
Deferred tax liabilities:
Installment sales treatment of notes	142,254	112,059
Intangible assets	14,179	14,152
Junior subordinated debentures	7,874	8,131
Property and equipment	4,681	5,239
Other	806	812
Total gross deferred tax liabilities	169,794	140,393
Net deferred tax liability	$113,193	$95,688

Valuation Allowance on Deferred Tax Assets

The Company evaluates its deferred tax assets to determine if valuation allowances are required. In the evaluation, management considers net operating loss (“NOL”) carryback availability, expectations of sufficient future taxable income, trends in earnings, existence of taxable income in recent years, the future reversal of temporary differences, and available tax planning strategies that could be implemented, if required. Valuation allowances are established based on the consideration of all available evidence using a more likely than not standard. As of December 31, 2022, the Company established a valuation allowance of $80.8 million relating to the deferred tax asset of $88.6 million for federal and state NOL and tax credit carryforwards, as the Company’s ability to utilize a portion of these carryforwards to reduce future tax liability income is subject to significant limitations. The table below sets forth information regarding the federal and state NOL and tax credit carryforwards and the applicable valuation allowance as of December 31, 2022 (in thousands):

	Federal and State NOL and Credit Carryforward	Gross Deferred Tax Asset	Valuation Allowance	Net Deferred Tax Asset	Year Expires
Non-Florida State NOLs	$224,543	$10,263	$3,735	$6,528	2023-2042
Federal NOL SRLY Limitation	210,330	44,169	44,169	—	2026-2034
Florida NOL SRLY Limitation	702,433	30,521	30,521	—	2026-2034
Other Federal tax credits-SRLY Limitation	2,371	2,371	2,371	—	2025-2031
Federal NOL Section 382 Limitation	5,520	1,159	—	1,159	2027-2028
Florida NOL Section 382 Limitation	3,589	156	—	156	2027-2028
Total		$88,639	$80,796	$7,843

The Company evaluated all positive and negative evidence available as of the reporting date, including tax planning strategies, the ability to file a consolidated return with its subsidiaries, the expected future reversal of existing taxable temporary differences, and expected future taxable income exclusive of reversing temporary differences and carry forwards. Based on this evaluation, the Company has determined that it is more likely than not that it will be able to realize $7.8 million of the deferred tax asset that is attributed to the Company’s federal and state NOL and credit carryforwards.

As of December 31, 2022, Bluegreen had non-Florida state NOL carryforwards of $224.5 million which expire from 2023 through 2042. These NOLs can only be utilized against Bluegreen’s (or its subsidiary’s) income allocable to the state in which the NOL was generated. A valuation allowance is maintained for those state NOLs where the NOL is not more likely than not realizable.

As of December 31, 2022, the Company had federal and Florida NOL carryforwards and federal tax credit carryforwards that can only be utilized if the separate entity that generated them has separate company taxable income (the “SRLY Limitation”). These carryforwards cannot be utilized against most of the Company’s subsidiaries’ taxable income, including Bluegreen. As such, a full valuation allowance has been established for these carryforwards.

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

Other

The Coronavirus Aid, Relief, and Economic Securities Act (“CARES Act”) was signed into law on March 27, 2020 in response to the COVID-19 pandemic. The Company has taken advantage of the deferral of the employer portion of the tax withholding amounts and the employee retention tax credits provided for in the CARES Act. During the year ended December 31, 2021, the Company recorded a tax withholding deferral of $4.3 million. The remaining tax withholding liability deferred under the CARES Act was repaid during 2022. The Company also recorded employee retention tax credits of $7.1 million, which is included in selling, general and administrative expenses in its consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2020.

The Company evaluates its tax positions based upon guidelines of ASC 740, which clarifies the accounting for uncertainty in tax positions. Based on an evaluation of uncertain tax provisions, the Company is required to measure tax benefits based on the largest amount of benefit that is greater than 50% likely of being realized upon settlement. There were no unrecognized tax benefits at December 31, 2022, 2021 or 2020, and as of December 31, 2022, the Company did not recognize any interest or penalties related to ASC 740-10.

The Company is no longer subject to federal or Florida income tax examinations by tax authorities for tax years before 2018. Several of the Company’s subsidiaries are no longer subject to income tax examinations in certain state, local, and non-U.S. jurisdictions for tax years before 2018.

Certain of the Company’s state income tax filings are under routine examination. While there is no assurance as to the results of these audits, the Company does not currently anticipate any material adjustments in connection with these examinations.

14. Equity

Common Stock

The Company’s Articles of Incorporation authorize the Company to issue both Class A Common Stock, par value $0.01 per share, and Class B Common Stock, par value $0.01 per share. Under Florida law and the Company’s Articles of Incorporation, holders of Class A Common Stock and Class B Common Stock vote together as a single class on most matters presented to a vote of the Company’s shareholders. On such matters, holders of Class A Common Stock are entitled to one vote for each share held, with all holders of Class A Common Stock possessing in the aggregate 22% of the total voting power, while holders of Class B Common Stock possess the remaining 78% of the total voting power. If the number of shares of Class B Common Stock outstanding decreases to 360,000 shares, the Class A Common Stock’s aggregate voting power will increase to 40%, and the Class B Common Stock will have the remaining 60%. If the number of shares of Class B Common Stock outstanding decreases to 280,000 shares, the Class A Common Stock’s aggregate voting power will increase to 53%, and the Class B Common Stock will have the remaining 47%. These relative voting percentages will remain fixed unless the number of shares of Class B Common

Stock outstanding decreases to 100,000 shares or less, at which time the fixed voting percentages will be eliminated, and holders of Class A Common Stock and holders of Class B Common Stock would then each be entitled to one vote per share held. Each share of Class B Common Stock is convertible into one share of Class A Common Stock at any time at the option of the holder. The percentage of total votes held by the Company’s Class A and Class B Common Stock was 78% and 22%, respectively, at December 31, 2022. Other than as described above, rights of Class A and Class B Common stock participate equally in terms of dividends, liquidations, preference and all other rights and features.

Share Repurchase Program

In August 2021, the Company’s board of directors approved a share repurchase program which authorizes the repurchase of the Company’s Class A Common Stock and Class B Common Stock at an aggregate cost of up to $40.0 million. In March 2022, the Company’s board of directors approved a $50.0 million increase in the aggregate cost of the Company’s Class A Common Stock and Class B Common Stock that may be repurchased under the share repurchase program. The Company repurchased and retired 1,911,980 shares of Class A Common Stock under the share repurchase program during the year ended December 31, 2022 for an aggregate purchase price of $54.4 million. The Company repurchased and retired 1,182,339 shares of Class A Common Stock and 18,996 shares of Class B Common Stock under the share repurchase program during the year ended December 31, 2021 for an aggregate purchase price of $27.3 million. The excess of cost over par value of the repurchased shares is recorded to additional paid in capital. As of December 31, 2022, $8.3 million remained available for the repurchase of shares under the Company’s share repurchase program.

Cash Tender Offer

In December 2022, the Company completed a cash tender offer pursuant to which it purchased and retired 3,040,882 shares of its Class A Common Stock at a purchase price of $25.00 per share, or an aggregate purchase price of $76.0 million, excluding fees and expenses related to the tender offer. These shares were repurchased outside of the Company’s share repurchase program.

Restricted Stock and Stock Option Plans

At the Company’s Annual Meeting of Shareholders held on July 21, 2021, the Company’s shareholders approved the Bluegreen Vacations Holding Corporation 2021 Incentive Plan (the “2021 Plan”), which allows for the issuance of up to 2,000,000 shares of the Company’s Class A Common Stock pursuant to restricted stock awards and options which may be granted under the 2021 Plan.  The 2021 Plan also permits for the grant of performance-based cash awards. As of December 31,2022, 913,974 restricted shares of the Company’s Class A Common Stock have been granted to certain executive officers and employees under the 2021 Plan, of which 7,969 shares were forfeited during 2021 and 16,678 were forfeited during 2022. As of December 31, 2022, 1,110,673 shares of Class A Common Stock remained available for grant under the 2021 Plan.

In contemplation of the spin-off of BBX Capital, the Company’s Compensation Committee approved the acceleration of vesting of 488,503 and 528,484 shares of unvested restricted Class A and Class B Common Stock awards, respectively, that were previously granted by the Company under the Company’s Amended and Restated 2014 Incentive Plan (the “2014 Plan”), all of which were held by its executive officers. In connection with such vesting acceleration in August 2020, the Company recognized compensation expense during 2020 of approximately $19.8 million (which represented the unrecognized compensation expenses associated with the restricted stock awards as of June 30, 2020). The fair value of the restricted stock awards that vested were $16.7 million based on the fair value of the Company’s common stock on the vesting date. There were no restricted stock awards or stock options outstanding as of December 31, 2020. The 2014 Plan was terminated during 2021 when the 2021 Plan was approved. No further awards will be granted under the 2014 Plan and all awards previously granted under the 2014 Plan have vested.

Restricted Stock Activity

The Company accounts for compensation cost for unvested time-based service condition restricted stock awards based on the fair value of the award on the measurement date, which is generally the grant date. The cost is recognized on a straight-line basis over the requisite service period of the award, with forfeitures recognized as incurred. The table below sets forth information regarding the Company’s unvested restricted stock award activity for the years ended December 31, 2022 and 2021:

	As of December 31,
	2022		2021
		Weighted		Weighted
	Unvested	Average	Unvested	Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock	Fair Value	Stock	Fair Value
Unvested balance outstanding, beginning of period	460,470	$20.72	-	$-
Granted	445,535	23.34	468,439	20.72
Vested	-	-	-	-
Forfeited	(16,678)	19.36	(7,969)	20.72
Unvested balance outstanding, end of period	889,327	$22.06	460,470	$20.72
Available for grant	1,110,673		1,539,530

The table below sets forth information regarding the restricted stock awards granted during the years ended December 31, 2022, 2021 and 2020:

			Per Share
		Number of	Weighted Average	Requisite
Plan Name	Grant Date	Awards Granted	Grant Date Fair Value	Service Period	Vesting Date
2014 Incentive Plan	1/21/2020	488,503	20.95	4 years	Annually each October
2021 Incentive Plan	6/3/2021	468,439	20.72	4 years; 10 years	(1)
2021 Incentive Plan	1/19/2022	208,035	29.80	4 years	(2)
2021 Incentive Plan	10/19/2022	237,500	17.69	5 years	Cliff vest October 2027

(1)275,939 of the shares granted are scheduled to cliff vest in June 2025 and 192,500 of the shares granted are scheduled to cliff vest in June 2031, in each case subject to the terms and conditions of the 2021 Plan and the applicable award agreement.

(2)154,679 of the shares granted are scheduled to vest ratably in annual installments over 4 years and 53,356 of the shares granted are scheduled to cliff vest in January 2026, in each case subject to the terms and conditions of the 2021 Plan and the applicable award agreement.

The fair value of the Company’s restricted stock awards that vested during the year ended December 31, 2020 was $16.7 million based on the fair value of its common stock on the applicable vesting dates.

The aggregate grant date fair value of the awards granted in October 2022, January 2022 and June 2021 was $4.2 million, $6.2 million and $9.7 million, respectively. As of December 31, 2022, there was $15.2 million of unrecognized share-based compensation with a remaining weighted average amortization period of 4.54 years. The Company recognized restricted stock compensation expense included in selling general and administrative expenses in the Company’s consolidated statements of operations and comprehensive income (loss) related to its restricted stock awards of approximately $3.4 million, $1.0 million, and $25.4 million during the years ended December 31, 2022, 2021, and 2020, respectively. No tax benefits were recognized on restricted stock compensation expense for these awards.

See Note 21, Subsequent Events, for information regarding restricted stock awards granted by the Company during January 2023.

15. Employee Benefit Plans and Incentive Compensation Programs

The Company’s Employee Retirement Plans are Internal Revenue Code Section 401(k) Retirement Savings Plans. Generally, all U.S.-based employees at least 18 years of age with at least three months of employment are eligible to participate in the Company’s 401(k) plans. The Company’s 401(k) plan provides for an annual employer matching contribution equal to 100% of each participant’s contributions not exceeding 3% of each participant’s compensation, plus 50% of the participant’s contributions in excess of 3% but not in excess of 5% of the participant’s compensation. Further, the Company may make additional discretionary matching contributions to its plan not to exceed 4% of each participant’s compensation. For the years ended December 31, 2022, 2021 and 2020, the Company recorded expense for contributions to the 401(k) plan totaling $7.7 million, $6.7 million and $5.7 million, respectively.

16. Related Party Transactions

The Company may be deemed to be controlled by Alan B. Levan, Chairman, Chief Executive Officer and President of the Company, John E. Abdo, Vice Chairman of the Company, Jarett S. Levan, a director of the Company and son of Mr. Alan Levan, and Seth M. Wise, a director of the Company. Together, they may be deemed to beneficially own shares of the Company’s Class A Common Stock and Class B Common Stock representing approximately 81% of the Company’s total voting power. Further, in connection with the spin-off of BBX Capital during September 2020, Mr. Jarett Levan became the Chief Executive Officer and President and a director of BBX Capital, Mr. Alan Levan became the Chairman of the Board of BBX Capital, Mr. John E. Abdo became Vice Chairman of BBX Capital and Seth M. Wise became Executive Vice President and director of BBX Capital. Mr. Alan Levan, Mr. Abdo, Mr. Jarett Levan and Mr. Wise may also be deemed to control BBX Capital through their ownership of BBX Capital’s Class A Common Stock and Class B Common Stock. Mr. Alan Levan and Mr. Abdo also receive compensation from BBX Capital.

See “Our Business” under Note 1 above for information regarding the statutory short-form merger effected on May 5, 2021, pursuant to which the Company acquired all of the approximately 7% of the outstanding shares of Bluegreen’s common stock that the Company did not previously own and Bluegreen became a wholly owned subsidiary of the Company.

The Company reimburses BBX Capital for advisory, risk management, administrative and other services. The Company reimbursed BBX Capital $2.0 million, $1.2 million, and $1.5 million during the years ended December 31, 2022, 2021, and 2020, respectively, for such services. Further, BBX Capital reimbursed the Company $0.1 million and $0.3 million during the years ended December 31, 2021 and 2020, respectively, with no such reimbursements during the year ended December 31, 2022. The Company had $0.2 million and $0.1 million in accrued expenses as of December 31, 2022, and 2021, respectively, for the services described above.

During the years ended December 31, 2022, 2021 and 2020, the Company paid the Abdo Companies, Inc. $153,000, $153,000, and $230,000, respectively, for certain management services. John E. Abdo, the Company’s Vice Chairman, is the principal shareholder and Chief Executive Officer of Abdo Companies, Inc.

In April 2015, pursuant to a Loan Agreement and Promissory Note, a wholly-owned subsidiary of Bluegreen provided an $80.0 million loan to BVH. Amounts outstanding bore interest at a rate of 6% per annum until April 17, 2020, at which time the interest rate was decreased to 4% per annum. Interest only payments were required on a quarterly basis, with all outstanding months becoming due and payable at maturity. In March 2020, the Loan Agreement and Promissory Note was amended to extend the maturity date from April 17, 2020 to April 17, 2021. During the year ended December 31, 2020, BVH recognized $2.5 million of interest expense on the loan from Bluegreen. The loan balance and related interest expense were eliminated in consolidation in the Company’s consolidated financial statements. During August 2020, Bluegreen paid a special cash dividend of $1.19 per share on its common stock. BVH utilized its proceeds from the special cash dividend to repay the loan in full.

In connection with its spin-off of BBX Capital during September 2020, the Company issued a $75.0 million note payable to BBX Capital (of which $50.0 million remained outstanding at December 31, 2022 and 2021). See Note 10 for a description of the of terms of BVH’s note payable to BBX Capital.

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

The Company reports its results through two reportable segments: (1) Sales of VOIs and Financing, and (ii) Resort Operations and Club Management.

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

The table below sets forth the Company’s revenue for its reportable segments for the years ended December 31 2022, 2021 and 2020 (in thousands):

	Year Ended December 31,
Revenues:	2022	2021	2020
Sales of VOIs and financing	$724,748	$580,619	$354,941
Resort operations and club management	118,248	111,251	104,255
Cost reimbursements (1)	77,394	69,066	64,305
Total segment revenues	920,390	760,936	523,501
Corporate and other	3,724	1,401	4,530
Eliminations	(4,685)	(5,224)	(8,560)
Total revenues	$919,429	$757,113	$519,471

(1)Cost reimbursement revenue and expense net to zero and are excluded from the computation of adjusted EBITDA below.

The table below sets forth the Company’s Adjusted EBITDA for its reportable segments reconciled to net income (loss) for the years ended December 31, 2022, 2021, and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020

Net income (loss) attributable to shareholders	$64,385	$58,730	$(80,529)
Non-controlling interests	16,866	14,102	3,364
Discontinued operations, net of taxes	-	(900)	32,759
Net income (loss) from continuing operations	81,251	71,932	(44,406)
Add: Depreciation and amortization	7,949	6,726	6,648
Less: Interest income (other than interest earned on VOI notes receivable)	(1,710)	(368)	(4,367)
Add: Interest expense - corporate	25,042	19,842	22,369
Add: Provision (benefit) for income taxes	26,187	26,664	(2,368)
Loss on asset held for sale	275	220	972
Add: Severance and other	1,600	2,403	5,814
Add: Retail marketing reorganization	5,040	-	-
Add: General and administrative (1)	99,505	90,606	127,475
Add: Other (income) expense, net	(2,014)	(1,033)	207
Segment Adjusted EBITDA (2)	243,125	216,992	112,344

Sales of VOIs and financing	159,304	138,078	46,909
Resort operations and club management	83,821	78,914	65,435
Segment Adjusted EBITDA (2)	$243,125	$216,992	$112,344

(1)Included in general and administrative expenses for the years ended December 31, 2022, 2021, and 2020 is $3.4 million, $1.0 million, and $25.4 million, respectively, of share-based compensation.

(2)See Management’s Discussion and Analysis of Financial Condition and Results of Operations for information regarding Adjusted EBITDA, including the definition of Adjusted EBITDA.

18. Earnings (Loss) Per Share

The following table presents the calculation of the Company’s basic and diluted earnings per share (“EPS”):

	For The Years Ended December 31,
(in thousands, except per share amounts)	2022	2021	2020

Numerator:
Income (loss) from continuing operations	$81,251	$71,932	$(44,406)
Less: net income attributable to noncontrolling interests - continuing operations	16,866	14,102	8,186
Income (loss) from continuing operations available to shareholders before discontinued operations	$64,385	$57,830	$(52,592)
Discontinued operations
Discontinued operations	—	900	(32,759)
Less: loss attributable to noncontrolling interests - discontinued operations	—	—	(4,822)
Income (loss) from discontinued operations available to shareholders	—	900	(27,937)
Net income (loss) attributable to shareholders	$64,385	$58,730	$(80,529)

Denominator:
Basic - weighted average number of common share outstanding	19,720	20,735	18,661
Basic - weighted average number of common share outstanding	19,720	20,735	18,661
Dilutive effect of restricted stock awards	168	24	—
Diluted weighted average number of common shares outstanding	19,888	20,759	18,661

Basic EPS:
Continuing operations	$3.26	$2.79	$(2.82)
Discontinued operations	—	0.04	(1.50)
Basic EPS:	$3.26	$2.83	$(4.32)

Diluted EPS:
Continuing operations	$3.24	$2.79	$(2.82)
Discontinued operations	-	0.04	(1.50)
Diluted EPS:	$3.24	$2.83	$(4.32)

During the years ended December 31, 2022 and 2021, 168,000 and 24,000, respectively, of weighted average shares of unvested restricted stock awards outstanding were included in the computation of diluted earnings per share as the shares were dilutive. Additionally, shares of Class A Common Stock and Class B Common Stock are both entitled to participate in cash distributions in the same manner.

19. Discontinued Operations

As previously described, on September 30, 2020, the Company completed the spin-off its formerly wholly owned subsidiary, BBX Capital. The Company continues to hold its investment in Bluegreen. BBX Capital, which became a separate public company as a result of the spin-off, holds all of the other businesses and investments previously owned by the Company, including BBX Capital Real Estate, BBX Sweet Holdings, and Renin. The Company no longer holds any interest in BBX Capital. As such, BBX Capital and its subsidiaries’ operations are presented as discontinued operations in the Company’s financial statements.

As of December 31, 2022 and 2021, there were no carrying amounts of major classes of assets and liabilities included as part of discontinued operations.

The major components of loss from discontinued operations are as follows (in thousands):

	For the Year Ended December 31,
	2022	2021	2020
Revenues:
Trade sales	$—	$—	$99,628
Sales of real estate inventory	—	—	14,248
Interest income	—	—	586
Net gains on sales of real estate assets	—	—	130
Other revenue	—	—	2,398
Total revenues	—	—	116,990
Costs and Expenses:
Cost of trade sales	—	—	80,154
Cost of real estate inventory sold	—	—	9,473
Interest expense	—	—	—
Recoveries from loan losses, net	—	—	(5,844)
Impairment losses	—	—	31,588
Selling, general and administrative expenses	—	—	40,342
Total costs and expenses	—	—	155,713
Equity in net earnings of unconsolidated real estate joint ventures	—	—	50
Foreign exchanges gain	—	—	214
Loss on the deconsolidation of IT'SUGAR, LLC	—	—	(3,326)
Other income	—	—	192
Loss from discontinued operations before income taxes	$—	$—	$(41,593)

The major components of the statement of cash flows from discontinued operations are as follows (in thousands):

	For the Year Ended December 31,
	2022	2021	2020
Operating activities:
Net loss	$—	$—	$(32,759)
Adjustment to reconcile net (loss) income to net cash
(used in) provided by operating activities:
Recoveries from loan losses, net	—	—	(5,844)
Depreciation, amortization and accretion, net	—	—	5,468
Net gains on sales of real estate and property and equipment	—	—	(130)
Equity earnings of unconsolidated real estate joint ventures	—	—	(49)
Return on investment in unconsolidated real estate joint ventures	—	—	3,933
Loss from the deconsolidation of IT'SUGAR, LLC	—	—	3,326
Increase in deferred income tax asset	—	—	(8,834)
Impairment losses	—	—	31,588
Increase in trade inventory	—	—	(279)
Increase in trade receivables	—	—	(2,336)
Decrease in real estate inventory	—	—	925
Net change in operating lease assets and liabilities	—	—	(964)
Increase in other assets	—	—	(1,388)
Increase in other liabilities	—	—	6,512
Net cash used in operating activities	$—	$—	$(831)
Investing activities:
Return of investment in unconsolidated real estate joint ventures	—	—	4,631
Investments in unconsolidated real estate joint ventures	—	—	(14,009)
Proceeds from repayment of loans receivable	—	—	5,960
Proceeds from sales of real estate	—	—	2,151
Additions to real estate	—	—	(70)
Purchases of property and equipment	—	—	(4,032)
Decrease in cash from other investing activities	—	—	(1,065)
Net cash used in investing activities	$—	$—	$(6,434)

Supplementary disclosure of non-cash investing and financing activities:
Increase in other assets upon issuance of Community Development District Bonds	—	—	827
Assumption of Community Development District Bonds by homebuilders	—	—	3,837

20. Noncontrolling Interests

As of December 31, 2022 and 2021, noncontrolling interests in the Company’s consolidated balance sheets consisted of Bluegreen’s 51% equity interest in Bluegreen / Big Cedar Vacations, LLC, a joint venture in which Bluegreen is deemed to hold a controlling financial interest based on Bluegreen’s 51% equity interest, Bluegreen’s active role as the day-to day manager of its activities, and Bluegreen’s majority voting control of its management committee.

In addition, prior to May 5, 2021, BVH owned approximately 93% of Bluegreen’s common stock. As described in greater detail under “Our Business” in Note 1 above, on May 5, 2021, BVH acquired all of the approximately 7% of the outstanding shares of Bluegreen’s common stock that the Company did not previously own pursuant to a statutory short-form merger.

Income attributable to noncontrolling interests from continuing operations consisted of the following (in thousands):

	For the Years Ended December 31,
	2022	2021	2020

Bluegreen (1)	$—	$861	$794
Bluegreen/Big Cedar Vacations (2)	16,866	13,241	7,392
Net income attributable to noncontrolling interest - continuing operations	$16,866	$14,102	$8,186

(1)Prior to May 5, 2021, BVH owned approximately 93% of Bluegreen’s outstanding common stock. As a result of the merger effected on May 5, 2021, Bluegreen is now a wholly owned subsidiary of BVH.

(2)Bluegreen owns 51% of Bluegreen/Big Cedar Vacations.

21. Subsequent Events

On February 15, 2023, the Company’s board of directors declared a quarterly cash dividend of $0.20 per share on its Class A and Class B Common Stock, which totaled $3.2 million in the aggregate and is payable on March 20, 2023 to shareholders of record as of the close of trading on March 6, 2023.

In addition, on January 18, 2023, the Company granted 318,811 restricted shares of the Company’s Class A Common Stock to certain executive and non-executive employees under the Company’s 2021 Plan, of which 150,000 restricted shares are scheduled to cliff vest in January 2027 and 168,811 restricted shares are scheduled to vest ratably over 4 years in each case, subject to the terms and conditions of the 2021 Plan and the applicable award agreement. The aggregate fair value of the awards granted was $8.9 million.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) to make known material information concerning the Company, including its subsidiaries, to those officers who certify our financial reports and to other members of our senior management. As of December 31, 2022, our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a- 15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of December 31, 2022, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework – 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Ernst & Young LLP, our independent registered public accounting firm, has audited our internal control over financial reporting as of December 31, 2022 and has issued an attestation report on our internal control over financial reporting, which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Bluegreen Vacations Holding Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Bluegreen Vacations Holding Corporation’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Bluegreen Vacations Holding Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income (loss), equity and cash flows for the years then ended, and related notes and our report dated March 13, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Boca Raton, Florida

March 13, 2023

Item 9B. OTHER INFORMATION

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be provided by incorporating such information by reference to our definitive proxy statement for our 2023 Annual Meeting of Shareholders if filed with the SEC within 120 days after December 31, 2022.

Item 11. Executive Compensation

The information required by this item will be provided by incorporating such information by reference to our definitive proxy statement for our 2023 Annual Meeting of Shareholders if filed with the SEC within 120 days after December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See Part II, Item 5 for information regarding compensation plans under which our equity securities are authorized for issuance. The other information required by this item will be provided by incorporating such information by reference to our definitive proxy statement for our 2023 Annual Meeting of Shareholders if filed with the SEC within 120 days after December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be provided by incorporating such information by reference to our definitive proxy statement for our 2023 Annual Meeting of Shareholders if filed with the SEC within 120 days after December 31, 2022.

Item 14. Principal Accountant Fees and Services

The information required by this item will be provided by incorporating such information by reference to our definitive proxy statement for our 2023 Annual Meeting of Shareholders if filed with the SEC within 120 days after December 31, 2022.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)The following documents are filed as part of this Annual Report on Form 10-K:

1.	All financial statements. See Index to Consolidated Financial Statements on page 67 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules. None required.

3.

Exhibits. The following exhibits are either filed as part of or furnished with this Annual Report on Form 10-K or are incorporated herein by reference to documents previously filed, as indicated below.

Exhibit
Number	Description	Reference
3.1	Amended and Restated Articles of Incorporation, effective October 8, 1997	Exhibit 3.1 of Registrant’s Registration Statement on Form 8-A filed October 16, 1997
3.2	Amendment to the Amended and Restated Articles of Incorporation, effective June 18, 2002	Exhibit 4 of Registrant’s Current Report on Form 8-K filed June 27, 2002
3.3	Amendment to the Amended and Restated Articles of Incorporation, effective April 15, 2003	Appendix B of Registrant’s Definitive Proxy Statement on Schedule 14A filed April 18, 2003
3.4	Amendment to the Amended and Restated Articles of Incorporation, effective February 7, 2005	Appendix A of Registrant’s Definitive Information Statement on Schedule 14C filed January 18, 2005
3.5	Amendment to the Amended and Restated Articles of Incorporation, effective June 22, 2004, as amended on December 17, 2008	Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed December 18, 2008
3.6	Amendment to the Amended and Restated Articles of Incorporation, effective May 19, 2009	Appendix A of Registrant’s Definitive Proxy Statement on Schedule 14A filed April 29, 2009
3.7	Amendment to the Amended and Restated Articles of Incorporation, effective September 21, 2009	Annex D of the Joint Proxy Statement/Prospectus that forms a part of Amendment No. 1 to Registrant’s Registration Statement on Form S-4 filed August 14, 2009
3.8	Amendment to the Amended and Restated Articles of Incorporation, effective September 21, 2009	Exhibit 3.8 of Registrant’s Current Report on Form 8-K filed September 25, 2009
3.9	Amendment to the Amended and Restated Articles of Incorporation, effective December 19, 2013	Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed December 23, 2013
3.10	Amendment to the Amended and Restated Articles of Incorporation, effective January 30, 2017	Exhibit A of the Registrant’s Definitive Information Statement on Schedule 14C filed January 9, 2017
3.11	Amendment to the Amended and Restated Articles of Incorporation, effective July 22, 2020	Exhibit 3.1 of Registrant’s Current Report of Form 8-K filed on July 22, 2020
3.12	Amendment to the Amended and Restated Articles of Incorporation, effective September 25, 2022	Exhibit 3.1 of Registrant’s Current Report of Form 8-K filed on October 2, 2020
3.13	Bylaws, as amended	Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed October 21, 2019
4.1	Specimen Class A Common Stock Certificate	Exhibit 4.1 of Registrant's Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 15, 2017
4.2	Specimen Class B Common Stock Certificate	Exhibit 4.2 of Registrant's Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 15, 2017
4.4	Description of Registrant’s Securities	Exhibit 4.4 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 13, 2023
10.7	Employment agreement of Alan B. Levan	Exhibit 10.1 of Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed on November 14, 2012
10.8	Employment agreement of John E. Abdo	Exhibit 10.2 of Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed on November 14, 2012
10.11	Employment agreement of Ray S. Lopez	Exhibit 10.1 of Registrants Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed on May 8, 2015

10.17	Tax Sharing Agreement dated as of May 8, 2015, by and among BFC Financial Corporation, BBX Capital and Bluegreen	Exhibit 10.2 of Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed on May 8, 2015
10.20

Indenture, dated as of January 15, 2015, between BXG Receivables Note Trust 2015-A, as Issuer, Bluegreen Corporation, as Servicer, Vacation Trust, Inc. as Club Trustee, Concord Servicing Corporation, as Backup Servicer, and U.S. Bank National Association, as Indenture Trustee, Paying Agent and Custodian

Exhibit 10.1 of Registrant's Current Report on Form 8-K filed on February 3, 2015
10.21	Sale Agreement, dated as of January 15, 2015, by and among BRFC 2015-A LLC, as Depositor, and BXG Receivables Note Trust 2015-A, as Issuer	Exhibit 10.2 of Registrant's Current Report on Form 8-K filed on February 3, 2015
10.22	Transfer Agreement, dated as of January 15, 2015, by and among Bluegreen Corporation, BXG Timeshare Trust I, as Seller, and BRFC 2015-A LLC, as Depositor	Exhibit 10.3 of Registrant's Current Report on Form 8-K filed on February 3, 2015
10.23	Purchase and Contribution Agreement, dated as of January 15, 2015, by and among Bluegreen Corporation, as Seller, and BRFC 2015-A LLC, as Depositor	Exhibit 10.4 of Registrant's Current Report on Form 8-K filed on February 3, 2015
10.24	BXG Receivables Note Trust 2015-A, Standard Definitions	Exhibit 10.5 of Registrant's Current Report on Form 8-K filed on February 3, 2015
10.25	Second Amended and Restated Secured Promissory Note dated June 25, 2015, by and among Bluegreen Vacations Unlimited, Inc., as Borrower, and Pacific Western Bank, as Lender	Exhibit 10.1 of Registrant's Current Report on Form 8-K filed on June 30, 2015
10.26	Second Amendment to Amended and Restated Loan and Security Agreement dated June 25, 2015, by and among Bluegreen Corporation, as Borrower, and Pacific Western Bank, as Lender	Exhibit 10.2 of Registrant's Current Report on Form 8-K filed on June 30, 2015
10.27

Third Amended and Restated Revolving Promissory Note (Hypothecation Facility) dated June 30, 2015, by and among Bluegreen / Big Cedar Vacations, LLC, as Borrower, and National Bank of Arizona, as Lender

Exhibit 10.1 of Registrant's Current Report on Form 8-K filed on July 7, 2015
10.28

First Amended and Restated Loan and Security Agreement (Hypothecation Facility) dated June 30, 2015, by and among Bluegreen / Big Cedar Vacations, LLC, as Borrower and National Bank of Arizona, as Lender

Exhibit 10.2 of Registrant's Current Report on Form 8-K filed on July 7, 2015
10.29	First Amended and Restated Promissory Note (Inventory Loan) dated June 30, 2015, by and among Bluegreen / Big Cedar Vacations, LLC, as Borrower, and National Bank of Arizona, as Lender	Exhibit 10.3 of Registrant's Current Report on Form 8-K filed on July 7, 2015
10.30	First Amended and Restated Loan Agreement (Inventory Loan) dated June 30, 2015, by and among Bluegreen / Big Cedar Vacations, LLC, as Borrower, and National Bank of Arizona, as Lender	Exhibit 10.4 of Registrant's Current Report on Form 8-K filed on July 7, 2015
10.31

Fifth Amended and Restated Revolving Promissory Note (Hypothecation Facility) dated September 28, 2017, by and among Bluegreen / Big Cedar Vacations, LLC, as Borrower, and ZB, N.A. dba National Bank of Arizona, as Lender

Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on October 1, 2020
10.32

Third Amended and Restated Loan and Security Agreement (Hypothecation Facility) dated September 25, 2020, by and among Bluegreen / Big Cedar Vacations, LLC, as Borrower, and ZB, N.A. dba National Bank of Arizona, as Lender

Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on October 1, 2020
10.33

Second Amended and Restated Promissory Note (Inventory Loan) dated September 28, 2017, by and among Bluegreen / Big Cedar Vacations, LLC, as Borrower, and ZB, N.A. dba National Bank of Arizona, as Lender

Exhibit 10.3 of Registrant's Current Report on Form 8-K filed on October 4, 2017
10.34

Second Amended and Restated Loan Agreement (Inventory Loan) dated September 28, 2017, by and among Bluegreen / Big Cedar Vacations, LLC, as Borrower, and ZB, N.A. dba National Bank of Arizona, as Lender

Exhibit 10.4 of Registrant's Current Report on Form 8-K filed on October 4, 2017

10.35

Full Guaranty (Hypothecation Facility) dated September 30, 2010, by Bluegreen Corporation, as Guarantor, in favor of National Bank of Arizona, as Lender (incorporated by reference to Exhibit 10.102 to Bluegreen’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the SEC on November 10, 2010)

Exhibit 10.5 of Registrant's Current Report on Form 8-K filed on October 4, 2017
10.36

Guarantor Consent and Ratification and Confirmation of and Amendment to Full Guaranty (Hypothecation Facility) dated September 28, 2017, by Bluegreen Vacations Corporation, as Guarantor, in favor of Z.B., National Bank of Arizona, as Lender

Exhibit 10.6 of Registrant's Current Report on Form 8-K filed on October 4, 2017
10.37	Full Guaranty (Inventory Loan) dated December 13, 2013, by Bluegreen Corporation, as Guarantor, in favor of National Bank of Arizona, as Lender	Exhibit 10.7 of Registrant's Current Report on Form 8-K filed on October 4, 2017
10.38

Guarantor Consent and Ratification and Confirmation of and Amendment to Full Guaranty (Inventory Loan) dated September 28, 2017, by Bluegreen Vacations Corporation, as Guarantor, in favor of Z.B., National Bank of Arizona, as Lender

Exhibit 10.8 of Registrant's Current Report on Form 8-K filed on October 4, 2017
10.39

Indenture dated as of March 17, 2016, between BXG Receivables Note Trust 2016-A, as Issuer, Bluegreen Corporation, as Servicer, Vacation Trust, Inc., as Club Trustee, Concord Servicing Corporation, as Backup Servicer, and U.S. Bank National Association, as Indenture Trustee, Paying Agent and Custodian

Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on March 23, 2016
10.40	Sale Agreement, dated as of March 17, 2016, by and among BRFC 2016-A LLC, as Depositor, and BXG Receivables Note Trust 2016-A, as Issuer	Exhibit 10.2 to Registrant's Current Report on Form 8-K filed on March 23, 2016
10.41	Transfer Agreement, dated as of March 17, 2016, by and among Bluegreen Corporation, BXG Timeshare Trust I, as Seller, and BRFC 2016-A LLC, as Depositor	Exhibit 10.3 to Registrant's Current Report on Form 8-K filed on March 23, 2016
10.42	Purchase and Contribution Agreement, dated as of March 17, 2016, by and among Bluegreen Corporation, as Seller, and BRFC 2016-A LLC, as Depositor	Exhibit 10.4 to Registrant's Current Report on Form 8-K filed on March 23, 2016
10.43	BXG Receivables Note Trust 2016-A, Standard Definitions	Exhibit 10.5 to Registrant's Current Report on Form 8-K filed on March 23, 2016
10.44

Indenture, dated as of June 6, 2017, between BXG Receivables Note Trust 2017-A, as Issuer, Bluegreen Corporation, as Servicer, Vacation Trust, Inc. as Club Trustee, Concord Servicing Corporation, as Backup Servicer, and U.S. Bank National Association, as Indenture Trustee, Paying Agent and Custodian

Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on June 9, 2017
10.45	Sale Agreement, dated as of June 6, 2017, by and among BRFC 2017-A LLC, as Depositor, and BXG Receivables Note Trust 2017-A, as Issuer	Exhibit 10.2 to Registrant's Current Report on Form 8-K filed on June 9, 2017
10.46	Transfer Agreement, dated as of June 6, 2017, by and among Bluegreen Corporation, BXG Timeshare Trust I, as Seller, and BRFC 2017-A LLC, as Depositor	Exhibit 10.3 to Registrant's Current Report on Form 8-K filed on June 9, 2017
10.47	Purchase and Contribution Agreement, dated as of June 6, 2017, by and among Bluegreen Corporation, as Seller, and BRFC 2017-A LLC, as Depositor	Exhibit 10.4 to Registrant's Current Report on Form 8-K filed on June 9, 2017
10.48	BXG Receivables Note Trust 2017-A, Standard Definitions	Exhibit 10.5 to Registrant's Current Report on Form 8-K filed on June 9, 2017
10.49

Second Amended and Restated Receivables Loan Agreement, dated as of March 12, 2018, by and among Bluegreen Vacations Corporation, as Borrower, and Liberty Bank, as Lender and Administrative and Collateral Agent

Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on March 16, 2018
10.50	Second Amended and Restated Receivables Loan Note, dated as of March 12, 2018, by Bluegreen Vacations Corporation in favor of Liberty Bank	Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on March 16, 2018

10.51	The First Amendment to Second Amended and Restated Receivables Loan Agreement effective June 30, 2020 by Bluegreen Vacations Corporation in favor of Liberty Bank	Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on July 2, 2020
10.511	Third Amended and Restated Receivables Loan Note effective June 30, 2020 by Bluegreen Vacations Corporation in favor of Liberty Bank	Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on July 2, 2020
10.512	Second Amendment to Second Amended and Restated Receivables Loan Agreement effective August 3, 2021 by Bluegreen Vacations Corporation in favor of Liberty Bank	Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed on August 4, 2021
10.52

Eighth Commitment Amendment to Loan Sale and Servicing Agreement, dated as of April 6, 2018, by and among BBCV Receivables-Q 2010 LLC, as Seller, Quorum Federal Credit Union, as Buyer, Vacation Trust, Inc., as Club Trustee, U.S. Bank National Association, as Custodian, Bluegreen Vacations Corporation, as Servicer, and Concord Servicing Corporation as Backup Servicer.

Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on April 12, 2018
10.53	Commitment Purchase Period Terms Letter, dated as of April 6, 2018, by BBCV Receivables-Q 2010 LLC, as Seller, and Quorum Federal Credit Union, as Buyer.	Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on April 12, 2018
10.54

Eighth Commitment Amendment to Loan Sale and Servicing Agreement, dated as of April 6, 2018, by and among BRFC-Q 2010 LLC, as Seller, Quorum Federal Credit Union, as Buyer, Vacation Trust, Inc., as Club Trustee, U.S. Bank National Association, as Custodian, Bluegreen Vacations Corporation, as Servicer, and Concord Servicing Corporation as Backup Servicer.

Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on April 12, 2018
10.55	Commitment Purchase Period Terms Letter, dated as of April 6, 2018, by BRFC-Q 2010 LLC, as Seller, and Quorum Federal Credit Union, as Buyer.	Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed on April 12, 2018
10.56	Promissory Note, dated as of April 17, 2018, by Bluegreen Vacations Corporation and Bluegreen Vacations Unlimited, Inc., jointly and severally, in favor of ZB, N.A.	Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on April 23, 2018
10.57

Fifth Amendment to Amended and Restated Loan and Security Agreement, dated as of August 15, 2018, by and among Bluegreen Vacations Corporation, the Borrower, each of the financial institutions from time to time party thereto, and Pacific Western Bank, as Agent.

Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on August 21, 2018
10.58

Indenture, dated as of October 15, 2018, among BXG Receivables Note Trust 2018-A, as Issuer, Bluegreen Vacations Corporation, as Servicer, Vacation Trust, Inc. as Club Trustee, Concord Servicing Corporation, as Backup Servicer, and U.S. Bank National Association, as Indenture Trustee, Paying Agent and Custodian

Exhibit 10.1 to Registrant’s Current Report on Form 8-K files on October 29, 2018
10.59	Sale Agreement, dated as of October 15, 2018, by and between BRFC 2018-A LLC, as Depositor, and BXG Receivables Note Trust 2018-A, as Issuer	Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on October 29, 2018
10.60	Transfer Agreement, dated as of October 15, 2018, by and among Bluegreen Vacations Corporation, BXG Timeshare Trust I, as Seller, and BRFC 2018-A LLC, as Depositor	Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on October 29, 2018
10.61	Purchase and Contribution Agreement, dated as of October 15, 2018, by and between Bluegreen Vacations Corporation, as Seller, and BRFC 2018-A LLC, as Depositor	Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed on October 29, 2018
10.62	BXG Receivables Note Trust 2018-A, Standard Definitions	Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed on October 29, 2018
10.63	Acquisition Loan Agreement, dated as of April 17, 2018, by and among Bluegreen Vacations Corporation and Bluegreen Vacations Unlimited, Inc., jointly and severally as Borrower, and ZB, N.A, as Lender	Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on April 23, 2018

10.64	Amended and Restated Marketing and Promotions Agreement by and among Bass Pro and affiliates and Bluegreen and affiliates, dated as of December 31, 2007	Exhibit 10.1 of Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 filed on August 7, 2019
10.65	First Amendment to Amended and Restated Marketing and Promotions Agreement by and among Bass Pro and affiliates and Bluegreen and affiliates, dated as of June 26, 2010	Exhibit 10.2 of Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 filed on August 7, 2019
10.66	Second Amendment to Amended and Restated Marketing and Promotions Agreement by and among Bass Pro and affiliates and Bluegreen and affiliates, dated as of October 1, 2010	Exhibit 10.3 of Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 filed on August 7, 2019
10.67	Amended and Restated Operating Agreement of Bluegreen/Big Cedar Vacations, LLC, dated as of December 31, 2007	Exhibit 10.4 of Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 filed on August 7, 2019
10.68	First Amendment to Amended and Restated Operating Agreement of Bluegreen/Big Cedar Vacations, LLC, dated as of October 1, 2010	Exhibit 10.5 of Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 filed on August 7, 2019
10.69	Amendment No. 2 to Amended and Restated Operating Agreement of Bluegreen/Big Cedar Vacations, LLC, dated as of August 31, 2016	Exhibit 10.6 of Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 filed on August 7, 2019
10.70

Settlement Agreement and Amendment No. 3 to the Amended and Restated Marketing and Promotions Agreement, dated as of June 13, 2019, by and among Bluegreen Vacations Unlimited, Inc., Bass Pro, Inc., Big Cedar, L.L.C., and Bluegreen/Big Cedar Vacations, LLC

Exhibit 10.7 of Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 filed on August 7, 2019
10.71	Separation and Distribution Agreement, dated September 25, 2020, between BBX Capital Corporation and BBX Capital Florida LLC	Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on September 29, 2020
10.72	Tax Matters Agreement, dated September 25, 2020, between BBX Capital Corporation and BBX Capital Florida LLC	Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on September 29, 2020
10.73	Employee Matters Agreement, dated September 25, 2020, between BBX Capital Corporation and BBX Capital Florida LLC	Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed on September 29, 2020
10.74	Transition Services Agreement dated September 25, 2020, between BBX Capital Corporation and BBX Capital Florida LLC	Exhibit 10.4 of Registrant’s Current Report on Form 8-K filed on September 29, 2020
10.75	$75.0 million promissory note dated September 30, 2020 issued by Bluegreen Vacations Holding Corporation in favor of BBX Capital, Inc.	Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on October 2, 2020
10.76

Indenture, dated as of October 8, 2020, among BXG Receivables Note Trust 2020-A, as Issuer, Bluegreen Vacations Corporation, as Servicer, Vacation Trust, Inc., as Club Trustee, Concord Servicing Corporation, as Backup Servicer, and U.S. Bank National Association, as Indenture Trustee, Paying Agent and Custodian.

Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on October 14, 2020
10.77	Sale Agreement, dated as of October 8, 2020, by and between BRFC 2020-A LLC, as Depositor, and BXG Receivables Note Trust 2020-A, as Issuer.	Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on October 14, 2020
10.78	Transfer Agreement, dated as of October 8, 2020, by and among Bluegreen Vacations Corporation, BXG Timeshare Trust I, as Seller, and BRFC 2020-A LLC, as Depositor.	Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed on October 14, 2020
10.79	Purchase and Contribution Agreement, dated as of October 8, 2020, by and between Bluegreen Vacations Corporation, as Seller, and BRFC 2020-A LLC, as Depositor.	Exhibit 10.4 of Registrant’s Current Report on Form 8-K filed on October 14, 2020
10.80	BXG Receivables Note Trust 2020-A, Standard Definitions.	Exhibit 10.5 of Registrant’s Current Report on Form 8-K filed on October 14, 2020

10.81

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
10.82

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
10.83

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
10.84

Fifth Amendment to Amended and Restated Loan and Security Agreement dated August 15, 2018, by and among Bluegreen Vacations Corporation fka Bluegreen Corporation, as Borrower, and Pacific Western Bank, as successor-by-merger to CapitalSource Bank, as lender referenced therein, dated August 15, 2018

Exhibit 10.110 to Registrant’s Annual Report on Form 10-K filed on March 1, 2021
10.85	Amended and Restated BBX Capital 2021 Incentive Plan, as amended	Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on June 25, 2021
10.86

Third Amended and Restated Credit Agreement dated as of February 14, 2022, by and among Bluegreen Vacations Corporation, as Borrower, the Guarantors from time to time party, the Lenders from time to time party, and Fifth Third Bank, as Administrative Agent and L/C Issuer

Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on February 15, 2022
10.87

Reaffirmation Agreement, dated as of February 14, 2022, by and among Bluegreen Vacations Corporation, as Borrower, Bluegreen Vacations Unlimited, Inc., Bluegreen Resorts Management, Inc., Bluegreen Nevada, LLC, Bluegreen Louisiana, LLC, Bluegreen New Jersey, LLC and TFRI 2013-1 LLC and each other guarantor party from time to time, as Indenture, dated as of April 28, 2022, among BXG Receivables Note Trust 2022-A, as Issuer, Bluegreen Vacations Corporation, as Servicer, Vacation Trust, Inc., as Club Trustee, Concord Servicing LLC, as Backup Servicer, and U.S. Bank Trust Company, National Association, as Indenture Trustee, U.S. Bank National association, as Custodian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 2, 2022)Reaffirming Grantors, and Fifth Third Bank, as Administrative Agent

Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on February 15, 2022
10.88

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

Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on May 2, 2022
10.89

Sale Agreement, dated as of April 28, 2022, by and between BRFC 2022-A LLC, as Depositor, and BXG Receivables Note Trust 2022-A, as Issuer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 2, 2022)

Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on May 2, 2022
10.90

Transfer Agreement, dated as of April 28, 2022, by and among Bluegreen Vacations Corporation, BXG Timeshare Trust I, as Seller, and BRFC 2022-A LLC, as Depositor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 2, 2022)

Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed on May 2, 2022

10.91

Purchase and Contribution Agreement, dated as of April 28, 2022, by and between Bluegreen Vacations Corporation, as Seller, and BRFC 2022-A LLC, as Depositor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 2, 2022)

Exhibit 10.4 of Registrant’s Current Report on Form 8-K filed on May 2, 2022
10.92	BXG Receivables Note Trust 2022-A, Standard Definitions (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 2, 2022)	Exhibit 10.5 of Registrant’s Current Report on Form 8-K filed on May 2, 2022
10.93	Third Amended and Restated Purchase and Contribution Agreement, dated as of September 30, 2022, between Bluegreen Vacations Corporation and Bluegreen Timeshare Finance I	Filed with this report
10.94	Third Amended and Restated Sale Agreement, dated as of September 30, 2022, between Bluegreen Timeshare Finance I and BXG Timeshare Trust I	Filed with this report
10.95

Seventh Amended and Restated Indenture, dated as of September 30, 2022, among BXG Timeshare Trust I, Bluegreen Vacations Corporation, Vacation Trust, Inc., Concord Servicing LLC, U.S. Bank Trust Company, U.S. Bank National U.S. Bank National Association, as custodian, and U.S. Bank Trust Company, National Association, as indenture trustee as paying agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2022)

Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on October 4, 2022
10.96

Seventh Amended and Restated Note Funding Agreement, dated as of September 30, 2022, by and among Bluegreen Vacations Corporation, BXG Timeshare Trust I, Bluegreen Timeshare Finance Corporation I, the purchasers from time-to-time parties thereto and the funding agents party thereto

Filed with this report
10.97	Third Amended and Restated Trust Agreement, dated as of September 30, 2022, by and among Bluegreen Timeshare Finance I, GSS Holdings, Inc. and Wilmington Trust Company	Filed with this report
10.98	Eight Amended and Restated Standard Definitions to the Transaction Documents	Filed with this report
10.99

Loan and Security Agreement, dated October 4, 2022, by and among Bluegreen Vacations Corporation and Bluegreen Vacations Unlimited, Inc., jointly and severally, as Borrowers, the Lenders party thereto, and Zions Bancorporation, N.A., DBA National Bank of Arizona, as Administrative Agent, Arranger and Bookrunner (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2022)

Exhibit 10.1 of Registrant's Current Report on Form 8-K filed on October 6, 2022
21.1	Subsidiaries of the Registrant	Filed with this report
23.1	Consent of Grant Thornton LLP	Filed with this report
23.2	Consent of Ernst & Young LLP	Filed with this report
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this report
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this report
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this report
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this report
101.INS	Inline XBRL Instance Document	Filed with this Report
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed with this Report

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed with this Report
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed with this Report
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	Filed with this Report
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed with this Report
104	The cover page of this Annual Report on Form 10-K for the year ended December 31, 2022, has been formatted in Inline XBRL	Filed with this Report

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUEGREEN VACATIONS HOLDING CORPORATION

March 13, 2023	By: /s/ Alan B. Levan
Alan B. Levan
Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alan B. Levan		March 13, 2023
Alan B. Levan	Chairman of the Board, Chief Executive Officer and President

/s/ Raymond S. Lopez		March 13, 2023
Raymond S. Lopez	Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer

/s/ John E. Abdo		March 13, 2023
John E. Abdo	Vice Chairman of the Board

/s/ Adrienne Kelley
Adrienne Kelley	Senior Vice President and Chief Accounting Officer	March 13, 2023

/s/ James R. Allmand, III
James R. Allmand, III	Director	March 13, 2023

/s/ Norman H. Becker		March 13, 2023
Norman H. Becker	Director

/s/ Lawrence A. Cirillo		March 13, 2023
Lawrence A. Cirillo	Director

/s/ Darwin Dornbush		March 13, 2023
Darwin Dornbush	Director

/s/ Jarrett S. Levan		March 13, 2023
Jarett S. Levan	Director

/s/Joel Levy		March 13, 2023
Joel Levy	Director

/s/ William Nicholson		March 13, 2023
William Nicholson	Director

/s/ Mark A. Nerenhausen		March 13, 2023
Mark A. Nerenhausen	Director

/s/ Arnold Sevell		March 13, 2023
Arnold Sevell	Director

/s/ Orlando Sharpe		March 13, 2023
Orlando Sharpe	Director

/s/ Seth M. Wise		March 13, 2023
Seth M. Wise	Director