Form 10-K/A
period 2022-12-31
Bluegreen Vacations Holding Corp
filed 2023-04-24
CIK 315858

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2022, the last day of trading of the registrant’s most recently completed second fiscal quarter, was $312.8 million (based on the closing sale price of the registrant’s Class A common stock on that date on the New York Stock Exchange).

The number of shares outstanding of each of the registrant’s classes of common stock as of April 20, 2023 is as follows:

Class A Common Stock of $.01 par value, 13,373,666 shares outstanding

Class B Common Stock of $.01 par value, 3,664,117 shares outstanding

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Firm ID: 42

Auditor Name: Ernst & Young LLP

Auditor Location: 5100 Town Center Circle, Suite 500, Boca Raton, FL 33486

BLUEGREEN VACATIONS HOLDING CORPORATION

FORM 10-K/A TABLE OF CONTENTS

YEAR ENDED DECEMBER 31, 2022

EXPLANATORY NOTE

Bluegreen Vacations Holding Corporation (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2023, to provide the remaining information required by Items 10-14 of Part III of Form 10-K. Except as it relates to the provision of such information, this Amendment does not reflect subsequent events occurring after the original filing date of the 2022 Form 10-K or modify or update in any way disclosures made in the 2022 Form 10-K.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table lists the names and ages of the Company’s executive officers and directors, and their respective positions with the Company.

Name	Age	Position
Alan B. Levan	78	Chairman, Chief Executive Officer and President
John E. Abdo	79	Vice Chairman
Raymond S. Lopez	48	Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer
Dustin Tonkin	50	Executive Vice President, Chief Sales and Marketing Officer
Susan J. Saturday	64	Executive Vice President, Chief Administrative Officer
Jorge de la Osa	53	Executive Vice President, Chief Legal and Compliance Officer
Chanse W. Rivera	53	Executive Vice President, Chief Information Officer
James R. Allmand, III	74	Director
Norman H. Becker	85	Director
Lawrence A. Cirillo	84	Director
Darwin Dornbush	93	Director
Jarett S. Levan	49	Director
Joel Levy	83	Director
Mark A. Nerenhausen	68	Director
William Nicholson	77	Director
Arnold Sevell	75	Director
Orlando Sharpe	64	Director
Seth M. Wise	53	Director

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

Alan B. Levan formed the I.R.E. Group (predecessor to the Company) in 1972. From 1978 until December 2015, he served as Chairman, Chief Executive Officer and President of the Company or its predecessors. During February 2017, Mr. Alan Levan was reappointed as the Company’s Chairman and Chief Executive Officer, and he continues to serve in such capacities. He has also served as President of the Company since the completion of the Company’s spin-off of BBX Capital, Inc. (“BBX Capital”), the Company’s former wholly owned subsidiary, in September 2020. From December 2015 until his reappointment as the Company’s Chairman and Chief Executive Officer during February 2017, Mr. Alan Levan served as Founder and strategic advisor to the Company’s Board of Directors. Mr. Alan Levan is also the Chairman of BBX Capital. In addition, he served as Chairman of the Board of Bluegreen Vacations Corporation (“Bluegreen”) since May 2017 and from May 2002 to December 2015, and as its Chief Executive Officer and President since January 2020. From May 2015 until February 2017, he served Bluegreen in a non-executive capacity. Bluegreen became a wholly owned subsidiary of the Company during May 2021 as a result of the statutory short-form merger effected at that time pursuant to which the Company acquired all of the approximately 7% of the then-outstanding shares of common stock of Bluegreen not previously owned by the Company (the “Bluegreen Merger”). Prior to the Bluegreen Merger, the Company owned approximately 93% of Bluegreen’s outstanding common stock. From 1994 until December 2015, Mr. Alan Levan was the Chairman and Chief Executive Officer of BBX Capital Corporation (formerly BankAtlantic Bancorp, Inc.), which merged with and into a wholly owned subsidiary of the Company during December 2016 (the “BBX Merger”). In addition, Mr. Alan Levan served as Chairman of BankAtlantic from 1987 until July 2012 when BankAtlantic was sold to BB&T Corporation (“BB&T”). The Company’s Board of Directors believes that Mr. Alan Levan is a strong operating executive, that his proven leadership skills enhance the Company and its Board of Directors, and he provides the Board with critical insight regarding the business and prospects of the Company. Mr. Alan Levan is the father of Jarett S. Levan, a director of the Company.

John E. Abdo has served as Vice Chairman of the Company since 1993 and was Vice Chairman of BBX Capital Corporation (formerly BankAtlantic Bancorp, Inc.) until the completion of the BBX Merger in December 2016. He also served as Vice Chairman of the Board of Bluegreen since 2002. In addition, from December 2015 until August 2017, he served as Acting Chairman of the Board of Bluegreen. Mr. Abdo is also the Vice Chairman of BBX Capital. Mr. Abdo served as Vice Chairman of BankAtlantic from 1987 until the completion of the sale of BankAtlantic to BB&T during July 2012. Mr. Abdo is also President of Abdo Companies, Inc. (“Abdo Companies”), a member of the Board of Directors of the Performing Arts Center Authority (“PACA”), and the former 20-year President and current member of the Investment Committee and the Finance Committee of the Broward Performing Arts Foundation. The Company’s Board of Directors believes that it benefits from Mr. Abdo’s contributions to the Board, many of which are the result of his extensive experience as part of the Florida business community and his knowledge of the business and affairs of the Company based on his long history of service. The Board also believes that Mr. Abdo’s real estate background provides additional knowledge and perspective to the Board.

Raymond S. Lopez has served as Executive Vice President and Chief Financial Officer of the Company since March 2015. In addition, Mr. Lopez has served as Executive Vice President, Chief Financial Officer and Treasurer of Bluegreen since September 2019 and as Chief Operating Officer of Bluegreen since November 2019. He was appointed Chief Operating Officer and Treasurer of the Company in May 2021. Prior to joining the Company in March 2015, Mr. Lopez served as an officer of Bluegreen. He joined Bluegreen as its Controller in 2004 and was promoted to Chief Accounting Officer and Vice President of Bluegreen in 2005 and to Senior Vice President of Bluegreen in 2007. Prior to joining Bluegreen, Mr. Lopez worked in various capacities at Office Depot, Inc. and Arthur Andersen LLP. Mr. Lopez is a Certified Public Accountant. Mr. Lopez also served as Chief Financial Officer of BBX Capital Corporation (formerly BankAtlantic Bancorp, Inc.) from March 2015 until the completion of the BBX Merger in December 2016.

Dustin Tonkin has served as Executive Vice President, Chief Sales and Marketing Officer of Bluegreen since May 2020 and was appointed Executive Vice President, Chief Sales and Marketing Officer of the Company following the completion of the Bluegreen Merger in May 2021. Mr. Tonkin joined Bluegreen in November 2019 as Executive Vice President, Chief Sales Officer. Prior to joining Bluegreen, Mr. Tonkin held various sales leadership roles at Wyndham Destinations, where he was employed most recently as Executive Vice President of Sales & Marketing.

Susan J. Saturday has served as Executive Vice President, Chief Administrative Officer of Bluegreen since September 2019 and was appointed Executive Vice President, Chief Administrative Officer of the Company following the completion of the Bluegreen Merger in May 2021. Ms. Saturday also previously held various management positions at Bluegreen and the Company. In 1995, she was appointed Vice President and Director of Human Resources and Administration of Bluegreen. In 2004, Ms. Saturday was appointed Senior Vice President and Chief Human Resources Officer of Bluegreen. During October 2017, Ms. Saturday was appointed Executive Vice President of Bluegreen. From April 2018 until September 2019, Ms. Saturday served as Executive Vice President and Chief Human Resources Officer of the Company. She also performed the functions of Chief Human Resources Officer of the Company on a part-time basis from June 2016 through April 2018. From 1983 to 1988, Ms. Saturday was employed by General Electric Company in various financial management positions. Ms. Saturday holds a B.B.A. in Accounting and an M.S. in Human Resource Management.

Jorge de la Osa joined Bluegreen in May 2018 as Executive Vice President, Chief Legal and Compliance Officer and serves as chief counsel and advisor to Bluegreen’s management and oversees Bluegreen’s day-to-day legal operations and compliance program. He was appointed Executive Vice President, Chief Legal and Compliance Officer of the Company following the completion of the Bluegreen Merger in May 2021. From 2010 until he joined Bluegreen in May 2018, Mr. de la Osa served in various senior leadership roles at Wyndham Vacation Ownership, including Executive Vice President and General Counsel. From 2004 to 2010, Mr. de la Osa was Lead Corporate Counsel at Sol Melia Vacation Club, a subsidiary of Melia Hotels International. He served as Corporate Counsel to Tempus Resorts International from 2002 to 2004. Mr. de la Osa is a member of the Florida Bar. He holds a J.D. in Law and a B.S. in Business Administration, Finance.

Chanse W. Rivera was appointed Executive Vice President, Chief Information Officer of the Company following the completion of the Bluegreen Merger in May 2021. Mr. Rivera joined Bluegreen in August 2012. During December 2012, Mr. Rivera was appointed Senior Vice President and Chief Information Officer of Bluegreen. During October 2017, he was appointed Executive Vice President of Bluegreen. Prior to joining Bluegreen, Mr. Rivera was Chief

Information Officer of Russell Hobbs, Inc., Global Service Manager of CITCO, Vice President, Managed Services of Fresh Del Monte Produce Inc., and IT Director of Blue Martini Software. Mr. Rivera holds a B.S. in Management Information Systems.

James R. Allmand, III was appointed to the Company’s Board of Directors in connection with completion of the Bluegreen Merger in May 2021 after serving as a director of Bluegreen since 2011.  Mr. Allmand has over 40 years of resort real estate and hospitality operations management experience in the United States, Mexico, Central America and the Caribbean. Since 2008, Mr. Allmand has been the Senior Vice President for Operations and Real Estate for Global Resort Development, Inc., a development advisory group based in Dallas, Texas. His hospitality and real estate career began with the Sea Pines Company, a residential resort developer of Hilton Head Island, Amelia Island, Big Canoe and Palmas del Mar, Puerto Rico. Mr. Allmand previously served as General Manager and Area Senior General Manager for Embassy Suites properties in Fort Lauderdale, Florida from 1990-1993, and Regional Vice President of Operations in Florida for R & A Hotels, Huizenga Sports Holdings Executive Group and Florida Panthers Holdings from 1993-2004. His responsibilities included those relating to Hyatt Regency Pier Sixty-Six, Bahia Mar Beach Resort Yachting Center, Oceanside Inn, Portside Marina and Grande Oaks Golf Club. He was also previously Director of Advisory Services in Fort Lauderdale for IAG Florida, a commercial, residential and a hospitality development-oriented company, and General Partner and General Manager of a subsidiary company of a New York Stock Exchange (“NYSE”)-listed publicly traded REIT where he was involved in the successful turnaround of two bankrupt hotels in New Orleans and Jackson, Mississippi. He is a Certified Hotel Administrator (CHA), a Certified Food and Beverage Executive (CFBE). In 2000, he was named General Manager of the Year for the United States by the American Hotel and Lodging Association. In 2001, he was named General Manager of the Year by the Florida Hotel & Motel Association. The Company’s Board of Directors believes that Mr. Allmand provides valuable insight and contributions to the Board as a result of his extensive experience in the real estate and hospitality industries.

Norman H. Becker was appointed to the Company’s Board of Directors in connection with completion of the Bluegreen Merger in May 2021 after serving as a director of Bluegreen since 2003. Mr. Becker previously served as a director of the Company from 2013 until September 2020 when he joined BBX Capital’s Board of Directors in connection with the Company’s spin-off of BBX Capital at that time. Mr. Becker continues to serve as a director and member of the Audit Committee of BBX Capital. Mr. Becker is, and has been for more than twelve years, self-employed as a Certified Public Accountant. Mr. Becker was also the Chief Financial Officer and Treasurer of Proguard Acquisition Corp., as well as a member of its Board of Directors, until 2012. He was previously a partner with Touche Ross & Co., the predecessor of Deloitte & Touche LLP, for more than ten years. He also served as a director of Benihana until August 2012. The Company’s Board of Directors believes that Mr. Becker provides valuable insight to the Board and Audit Committee based on his business, financial and accounting expertise.

Lawrence A. Cirillo was appointed to the Company’s Board of Directors in connection with the Company’s spin-off of BBX Capital in September 2020 after serving as a director of Bluegreen since 2003. Mr. Cirillo was Principal Partner and President of Atlantic Chartering, an oil tanker brokerage company, from 1979 until Atlantic Chartering merged with Seabrokers, Inc., a subsidiary of Clarkson, Ltd. Mr. Cirillo served as a Vice President of Seabrokers, Inc. until 2000. From 2000 until December 2021, Mr. Cirillo has served as an oil tanker broker with Southport Maritime, Inc. and he currently serves as a consultant for Southport Maritime, Inc. The Company’s Board of Directors believes that it benefits from Mr. Cirillo’s business experience generally and within the sales industry in particular, as well as his knowledge of the Company’s business and affairs as a result of his history of service as a director.

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

Mark A. Nerenhausen was appointed to the Company’s Board of Directors in connection with completion of the Bluegreen Merger in May 2021 after serving as a director of Bluegreen since 2003.  Mr. Nerenhausen serves as the President and Chief Executive Officer of Hennepin Theater Trust.  In addition, since August 2010, Mr. Nerenhausen has been a Principal of ZSP Consulting. Previously, he served as a professor and a director of the Syracuse University Janklaw Arts Leadership Program from 2011 through 2017.  From March 2009 through July 2010, Mr. Nerenhausen served as President and Chief Executive Officer of the AT&T Performing Arts Center in Dallas, Texas. The Company’s Board of Directors believes that it benefits from Mr. Nerenhausen’s leadership skills and business and management experience gained from his service in Principal, President and Chief Executive Officer positions, including the sales aspects of his positions and his experience in the tourism and leisure industries.

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

Arnold Sevell was appointed to the Company’s Board of Directors in connection with completion of the Bluegreen Merger in May 2021 after serving as a director of Bluegreen since 2002.  Mr. Sevell has been the President of Sevell Realty Partners, Inc., a full-service commercial real estate firm, and its affiliated entities, Sevell Realty Holdings LLC and Sevell Residential Realty LLC, for more than 30 years. Mr. Sevell also serves as Chairman of the Planning and Zoning Board of Boca Raton, Florida. The Company’s Board of Directors believes that Mr. Sevell provides expertise and insight to the Board as a result of his knowledge of, and experience within, the real estate industry and his insight into real estate markets generally.

Orlando Sharpe was appointed to the Company’s Board of Directors in connection with completion of the Bluegreen Merger in May 2021 after serving as a director of Bluegreen since 2011.  Mr. Sharpe founded Sharpe Project Developments, Inc., a real estate development company, in 1990 and has served as its President since that time. He is also the President of Sharpe Project Construction, Inc. and OLD, LLC.  From 1986 to 1990, he was employed with Arvida/JMP Partners, L.P., a residential real estate development company, where he managed the design, construction, development and property management for several office buildings, retail centers, hotels, restaurants, warehouses and mixed use commercial parks. Prior to that time, he was employed by Weitz Co. General Contractors as a project manager on various commercial projects. His background also includes professional experience with a number of architectural and engineering firms. The Company’s Board of Directors believes that it benefits from Mr. Sharpe’s knowledge of the real estate industry generally and particularly with respect to real estate development and trends in the industry.

Seth M. Wise was appointed to the Company’s Board of Directors in connection with completion of the Bluegreen Merger on in May 2021 after serving as a director of Bluegreen since 2017. Mr. Wise previously served as Executive Vice President and a director of the Company from September 2009 until the completion of the Company’s spin-off of BBX Capital in September 2020 when he became Executive Vice President and a director of BBX Capital.  He is also President of BBX Capital Real Estate LLC, a wholly owned subsidiary of BBX Capital, and Chief Executive Officer of The Altman Companies, LLC, a wholly owned subsidiary of BBX Capital Real Estate. Mr. Wise was also Executive Vice President of BBX Capital Corporation (formerly BankAtlantic Bancorp, Inc.) from 2012 until the completion of the BBX Merger in December 2016. The Company’s Board of Directors believes that Mr. Wise’s real estate-related experience and background enhance the Board’s knowledge with respect to the real estate industry and that it benefits from the insight he brings with respect to the real estate industry and the Company’s operations related thereto.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s directors, executive officers and 10% shareholders to file initial reports of ownership and reports of changes in ownership of the Company’s common stock and other equity securities, if any, with the Securities and Exchange Commission (the “SEC”). The Company’s directors, executive officers and 10% shareholders are required to furnish the Company with copies of all Section 16(a) reports they file. Based solely upon a review of the copies of the forms furnished to the Company and written representations that no other reports were required, the Company believes that all filing requirements under Section 16(a) of the Exchange Act, applicable to its officers, directors and greater than 10% beneficial owners were complied with on a timely basis during the year ended December 31, 2022.

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

Audit Committee

The Audit Committee consists of Joel Levy, Chairman, Norman H. Becker, Lawrence A. Cirillo, Darwin Dornbush, William Nicholson and Arnold Sevell. The Board has determined that each member of the Audit Committee is “financially literate” and “independent” within the meaning of applicable SEC rules and regulations and the listing standards of the NYSE, including the additional independence requirements applicable to audit committee members under the listing standards of the NYSE. The Board also determined that Mr. Levy and Mr. Becker qualify as “audit committee financial experts,” as defined under Item 407 of Regulation S-K promulgated by the SEC.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth information regarding compensation awarded to, earned by, or paid by the Company for the years ended December 31, 2022 and 2021 to or on behalf of, the following persons (collectively, the “Named Executive Officers”): Alan B. Levan, the Company’s Chairman, Chief Executive Officer and President; John E. Abdo, the Company’s Vice Chairman; and Dustin Tonkin, Executive Vice President, Chief Sales and Marketing Officer of the Company.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)		Non- Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)	Total ($)
Alan B. Levan	2022	1,150,000	950,000	1,844,850	(2)	1,425,000	1,200	5,371,050
Chairman, Chief Executive Officer and President	2021	1,150,000	1,425,000	2,901,300	(3)	1,425,000	1,089	6,902,389

John E. Abdo	2022	1,150,000	950,000	1,844,850	(2)	1,425,000	1,200	5,371,050
Vice Chairman	2021	1,150,000	1,425,000	2,901,300	(3)	1,425,000	1,572	6,902,872

Dustin Tonkin	2022	525,000	357,500	1,038,600	(2)	1,874,069	26,356	3,821,525
Executive Vice President, Chief Sales and Marketing Officer	2021	475,000	347,778	5,064,393	(3)	1,661,099	25,868	7,574,138

(1)Represents discretionary cash bonuses paid to the Named Executive Officers upon the approval of the Company’s Compensation Committee based on a subjective evaluation of the performance of the Company, including its implementation of strategic initiatives, and the applicable Named Executive Officer. In addition, the bonuses paid to Mr. Tonkin for 2021 and 2022 also include the third and fourth of five $200,000 signing bonus installment payments.

(2)Represents the grant date fair value of restricted stock awards of a total of 65,911 shares, 65,911 shares and 37,106 shares of the Company’s Class A Common Stock granted to Mr. Alan Levan, Mr. Abdo and Mr. Tonkin, respectively, during January 2023 in consideration for their services in 2022. Additional information regarding these restricted stock awards is set forth under “Compensation of the Named Executive Officers” and “Outstanding Equity Awards at Fiscal-Year End 2022” below.  Assumptions used in the calculation of the grant date fair value of these awards are included in Note 14 to the Company’s audited financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

(3)Represents the grant date fair value of restricted stock awards of a total of 119,069 shares, 119,069 shares and 214,651 shares of the Company’s Class A Common Stock granted to Mr. Alan Levan, Mr. Abdo and Mr. Tonkin, respectively. With respect to each of Mr. Alan Levan and Mr. Abdo, 71,250 of the restricted shares are scheduled to cliff vest in June 2025 and 47,819 of the restricted shares are scheduled to vest in four equal annual installments, with the first installment having vested in January 2023. With respect to Mr. Tonkin, 26,719 of the restricted shares are scheduled to cliff vest in June 2025, 120,000 of the restricted shares are scheduled to cliff vest in June 2031, 50,000 of the restricted shares are scheduled to cliff vest in January 2026, and 17,932 of the restricted shares are scheduled to vest in four equal annual installments, with the first installment having vested in January 2023. Assumptions used in the calculation of the grant date fair value of these awards are included in Note 14 to the Company’s audited financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

(4)Represents bonuses paid under the Company’s Long Term Incentive Plan for 2022 and 2021 based on the Company’s Adjusted EBITDA. In addition, the amount for Mr. Tonkin also includes a long term incentive compensation bonus paid to him for 2022 and 2021 pursuant to his employment agreement based primarily on system-wide sales of vacation ownership interests (“VOIs”) and adjusted sales operating profit, as described in further detail below.

Compensation of the Named Executive Officers

The Company’s executive officers, including Mr. Alan Levan, Mr. Abdo and Mr. Tonkin, receive annual base salaries and may also receive annual bonuses and long term incentive compensation, including under the Company’s Long Term Incentive Plan (the “LTIP”), as well as discretionary bonuses from time to time upon the approval of the Compensation Committee based on a subjective evaluation of the performance of the executive officer, the Company, and such other factors as the Compensation Committee may consider.

Mr. Alan Levan and Mr. Abdo currently receive an annual base salary of $1,150,000. Mr. Tonkin currently receives an annual base salary of $525,000, a $50,000 increase from his annual base salary of $475,000 during 2021. For 2022,

Mr. Alan Levan, Mr. Abdo and Mr. Tonkin earned bonuses under the LTIP of approximately $2,850,000, $2,850,000 and $1,237,000, respectively, in each case, based on Adjusted EBITDA.  The bonuses represented 150% of their target bonuses under the LTIP for 2022. For each of Mr. Alan Levan and Mr. Abdo, $1,425,000 of the bonus under the LTIP for 2022 was paid in cash and $1,425,000 was paid by the grant during January 2023 of restricted stock awards of 50,911 shares of the Company’s Class A Common Stock. For Mr. Tonkin, approximately $618,500 of his bonus under the LTIP for 2022 was paid in cash and approximately $618,500 was paid by the grant during January 2023 of restricted stock awards of 22,106 shares of the Company’s Class A Common Stock. The restricted shares granted to Mr. Alan Levan, Mr. Abdo and Mr. Tonkin under the LTIP are scheduled to vest in four equal annual installments beginning in January 2024. In addition to the restricted stock awards granted to them under the LTIP, each of Mr. Alan Levan, Mr. Abdo and Mr. Tonkin also received additional restricted stock awards of 15,000 shares of the Company’s Class A Common Stock during January 2023 in consideration for their services in 2022.  As described in further detail under “Employment Agreement with Dustin Tonkin” below,” in addition to his bonus under the LTIP, Mr. Tonkin also received an incentive compensation bonus for 2022 of approximately $1,255,000 based primarily on system-wide sales of VOIs and adjusted sales operating profit, and the fourth of five $200,000 annual signing bonus installment payments pursuant to his employment agreement. Mr. Alan Levan, Mr. Abdo and Mr. Tonkin also received discretionary bonuses of approximately $950,000, $950,000 and $157,500 respectively, in 2022, as set forth in the “Summary Compensation Table” above.

For 2023, Mr. Alan Levan, Mr. Abdo and Mr. Tonkin have the opportunity to receive annual bonuses and long-term incentives of up to $4,275,000, $4,275,000 and $3,380,000, respectively (including up to $2,850,000, $2,850,000 and $1,237,500, respectively, under the LTIP), in each case, based primarily on Adjusted EBITDA and, in addition for Mr. Tonkin, system-wide sales of VOIs and adjusted sales operating profit.  Bonuses under the LTIP for 2023 will be paid up to 50% in restricted stock awards and the remainder in cash.

The Company’s executive officers, including Mr. Alan Levan, Mr. Abdo and Mr. Tonkin, may also receive equity-based awards outside of the LTIP. As described above, in addition to the restricted stock awards granted to them under the LTIP, the Company granted additional restricted stock awards of 15,000 shares of the Company’s Class A Common Stock to each of Mr. Alan Levan, Mr. Abdo and Mr. Tonkin in consideration for their services in 2022. These restricted shares are scheduled to cliff vest in January 2027.

All of the restricted stock awards granted to the Named Executive Officers are included in the “Stock Awards” column of the “Summary Compensation Table” above and were granted under the Company’s 2021 Incentive Plan. The vesting of all restricted stock awards is subject to the terms of such plan and the applicable restricted stock award agreement.

Employment Agreements with Named Executive Officers

Employment Agreements with Alan B. Levan and John E. Abdo

The Company has employment agreements with each of Alan B. Levan and John E. Abdo. Under their employment agreements, Mr. Levan and Mr. Abdo receive an annual base salary and may also receive incentive and discretionary bonuses and equity-based compensation, all as described in further detail above. Each employment agreement may be terminated by the Company for “Cause” or “Without Cause” or by the executive for “Good Reason” (as such terms are defined in the employment agreement). For purposes of the employment agreement, a termination due to, among other things, the “Disability” of Mr. Levan or Mr. Abdo, as the case may be, will be deemed a termination “Without Cause.” If an employment agreement is terminated for “Cause,” Mr. Levan or Mr. Abdo, as the case may be, will be entitled to receive his base salary through the date of termination. If an employment agreement is terminated “Without Cause” or by Mr. Levan or Mr. Abdo for “Good Reason,” Mr. Levan or Mr. Abdo, as the case may be, will be entitled to receive his base salary through the date of termination and the prorated portion of his annual bonus based on the average annual bonus paid to him during the prior two fiscal years, subject to a maximum annual bonus for purposes of this calculation in an amount equal to 200% of his then-current annual base salary. In addition, if an employment agreement is terminated “Without Cause” or by Mr. Levan or Abdo for “Good Reason,” Mr. Levan or Mr. Abdo, as the case may be, will be entitled to receive a severance payment in an amount equal to two times the sum of his annual base salary and annual bonus opportunity at the date of termination (or 2.99 times the sum of his annual base salary and annual bonus opportunity at the date of termination if such termination occurs within two years after a “Change in Control” (as defined in the employment agreements)). For purposes of calculating the severance payment, each of Mr. Levan and Mr. Abdo’s “annual bonus opportunity” will be subject to the same 200% cap described above. In addition, with respect to each employment agreement, if the employment agreement is terminated “Without Cause” or is terminated by Mr. Levan or Mr. Abdo for “Good Reason” or as a result of Mr. Levan or Mr. Abdo’s death, any unvested incentive stock options and restricted stock awards would immediately accelerate and fully vest as of the termination date. Further, in the event of a termination “Without Cause” or a termination by Mr. Levan or Mr. Abdo for “Good Reason,” Mr. Levan or Mr. Abdo, as the case may be, will be entitled to continued benefits, including, without limitation, health and life insurance, for two years following the year in which the termination occurs (or three years following the year in which the termination occurs, if such termination occurred within two years after a “Change in Control”). Each employment agreement will also be terminated upon the executive officer’s death, in which case the estate of Mr. Levan or Mr. Abdo, as the case may be, will be entitled to receive his base salary through the date of his death and the prorated portion of his annual bonus, calculated as described above.

Employment Agreement with Dustin Tonkin.

The Company has an employment agreement with Dustin Tonkin. Under the terms of the employment agreement, Mr. Tonkin receives an annual base salary and may also receive incentive and discretionary bonuses and equity-based compensation, all as described in further detail above. In addition, pursuant to his employment agreement entered into upon joining the Company in 2019, Mr. Tonkin received a $1,000,000 signing bonus, which is payable in five equal annual installments of $200,000 each. Under his employment agreement, in addition to his participation in the LTIP, Mr. Tonkin may receive an annual incentive bonus in an amount equal to a specified percentage of his then-current annual base salary. Such percentage is approved annually by the Compensation Committee and, for 2022, Mr. Tonkin’s annual incentive bonus was 135% of his annual base salary. The annual incentive bonus is based on the achievement of targeted performance measures approved by the Compensation Committee, which, for 2022, included primarily system-wide sales of VOIs and adjusted sales operating profit. Based on these performance metrics, Mr. Tonkin received an annual incentive bonus for 2022 of approximately $1,255,000. For 2023, Mr. Tonkin’s targeted annual incentive bonus is 200% of his 2023 annual base salary of $525,000. As described above, in addition to his annual incentive bonus opportunity, Mr. Tonkin also participates in the Company’s LTIP. Information regarding the bonus paid to Mr. Tonkin under the LTIP for 2022 is set forth under “Compensation of the Named Executive Officers” above.

Mr. Tonkin’s employment agreement will continue until terminated. In addition, if the employment agreement is terminated by the Company for “Cause” or by Mr. Tonkin without “Good Reason” (as such terms are defined in the employment agreement), Mr. Tonkin will be entitled to receive any unpaid salary and benefits accrued through the date of termination. If the employment agreement is terminated without “Cause” or by Mr. Tonkin for “Good Reason,” then Mr. Tonkin will be entitled to receive, in addition to any unpaid salary and benefits accrued through the date of termination, a severance payment in an amount equal to the sum of  (a) his annual base salary then in effect and (b) the average annual incentive bonus paid to him during the two years prior to the termination (or 1.5 times such sum if the termination occurs within two years after a “Change in Control” (as defined in the employment agreement)). In addition, if the employment agreement is terminated without “Cause” or by Mr. Tonkin for “Good Reason” after the last day of the performance period with respect to his annual incentive bonus but prior to payment thereof, Mr. Tonkin will be entitled to receive such annual incentive bonus. Further, in the event of a termination without “Cause” or a termination by Mr. Tonkin for “Good Reason” at any time, the Company will pay Mr. Tonkin’s COBRA premiums for 12 months following the date of termination. In addition, upon his death or “Disability” (as defined in his employment agreement), Mr. Tonkin or his estate, as the case may be, will be entitled to receive, in addition to any unpaid salary and benefits accrued through the date of death or termination, the pro rata portion of his annual incentive bonus for the applicable year based generally on the number of days he was employed during the year.

Outstanding Equity Awards at Fiscal-Year End 2022

The following table sets forth certain information regarding equity-based awards of the Company held by the Named Executive Officers as of December 31, 2022, all of which were granted under the Company’s 2021 Incentive Plan.

	Option Awards					Stock Awards
										Equity
									Equity	Incentive
			Equity						Incentive	Plan Awards
			Incentive						Plan Awards	Market or
			Plan Awards:					Market	Number of	Payout Value
	Number of	Number of	Number of			Number of		Value of	Unearned	or Unearned
	Securities	Securities	Securities			Shares of		Shares or	Share, Units	Shares, Units
	Underlying	Underlying	Underlying			Units of		Units of	or Other	or Other
	Unexercised	Unexercised	Unexercised	Option	Option	Stock that		Stock that	Rights hat	Rights that
	Options	Options	Unearned	Exercise	Expiration	have not		have not	have not	have not
Name	Exercisable	Unexercisable	Options	Price	Date	Vested		Vested	Vested	Vested
Alan B. Levan	-	-	N/A	-	-	71,250	(1)(2)	$1,778,400	N/A	N/A
						47,819	(1)(3)	$895,172	N/A	N/A

John E. Abdo	-	-	N/A	-	-	71,250	(1)(2)	$1,778,400	N/A	N/A
						47,819	(1)(3)	$895,172	N/A	N/A

Dustin Tonkin	-	-	N/A	-	-	26,719	(1)(2)	$666,906	N/A	N/A
						120,000	(1)(4)	$2,995,200	N/A	N/A
						17,932	(1)(3)	$335,687	N/A	N/A
						50,000	(1)(5)	$1,248,000	N/A	N/A

(1)Represents restricted stock awards of shares of the Company’s Class A Common Stock.

(2)Scheduled to cliff vest on June 3, 2025.

(3)Scheduled to vest ratably in annual installments over 4 years. The first installment vested in January 2023.

(4)Scheduled to cliff vest on June 3, 2031.

(5)Scheduled to cliff vest on January 19, 2026.

As previously described, in addition to the awards set forth in the table above, during January 2023, the Company granted restricted stock awards of total of 65,911 shares, 65,911 shares and 37,106 shares of the Company’s Class A Common Stock to Mr. Levan, Mr. Abdo and Mr. Tonkin, respectively. 50,911 shares, 50,911 shares and 22,106 of such restricted shares granted to Mr. Levan, Mr. Abdo and Mr. Tonkin, respectively, are scheduled to vest in four equal annual installments beginning in January 2024. The remaining 15,000 of such restricted shares granted to each of Mr. Levan, Mr. Abdo and Mr. Tonkin are scheduled to cliff vest in January 2027.

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

The Company’s non-employee directors are currently compensated for their service on the Company’s Board of Directors and its committees through cash fees as follows: an annual cash fee of $110,000 to each non-employee director for his service; an annual cash fee of $20,000 to the Chairman of the Audit Committee; an annual cash fee of $16,000 to each other member of the Audit Committee; and an annual cash fee of $3,500 to each of the Chairman of the Nominating/Corporate Governance Committee and the Chairman of the Compensation Committee.

Director Compensation Table-2022

The following table sets forth certain information regarding the compensation paid or accrued by the Company to or on behalf of each individual who served as a non-employee director of the Company during the year ended December 31, 2022 for his service on the Company’s Board of Directors and its committees during the year.

Name	Fees Earned or Paid in Cash ($)
James R. Allmand III	113,500
Norman H. Becker	126,000
Lawrence A. Cirillo	126,000
Darwin Dornbush	126,000
Jarrett S. Levan	110,000
Joel Levy	130,000
Mark Nerenhausen	110,000
William Nicholson	126,000
Arnold Sevell	129,500
Orlando Sharpe	110,000
Seth M. Wise	110,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of April 24, 2023, certain information as to persons known by the Company to own in excess of 5% of the outstanding shares of the Company’s Class A Common Stock and/or Class B Common Stock. In addition, the table includes information regarding the shares of the Company’s Class A Common Stock and Class B Common Stock beneficially owned by (i) each Named Executive Officer, (ii) each of the Company’s directors and (iii) the Company’s directors and executive officers as a group. Management knows of no person, except as listed below, who beneficially owned more than 5% of the outstanding shares of the Company’s Class A Common Stock or Class B Common Stock as of April 24, 2023. Except as otherwise indicated, the information provided in the following table was obtained from filings with the SEC and the Company pursuant to the Exchange Act. For purposes of the following table, in accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner of any shares which such person has or shares, directly or indirectly, voting or investment power, or which such person has the right to acquire beneficial ownership of at any time within 60 days after April 24, 2023. As used herein, “voting power” is the power to vote, or direct the voting of, shares, and “investment power” includes the power to dispose of, or direct the disposition of, such shares. Unless otherwise noted, each person listed in the table below has sole voting and investment power over the shares beneficially owned by such person and the address of each person listed in the table below is c/o Bluegreen Vacations Holding Corporation, 4960 Conference Way North, Suite 100, Boca Raton, Florida 33431.

Name of Beneficial Owner	Notes	Class A Common Stock Ownership	Class B Common Stock Ownership	Percent of Class A Common Stock	Percent of Class B Common Stock
Levan BFC Stock Partners LP	1,2,3,6	-	336,915	2.5%	9.2%
Levan Partners LLC	1,2,3,6	986,197	141,577	6.6%	3.9%
Alan B. Levan	1,2,3,4,5,6,8	3,530,476	3,516,234	41.7%	96.0%
John E. Abdo	1,2,3,4,8	1,330,187	1,495,311	19.0%	40.8%
Jarett S. Levan	1,2,3,4,5,6	195,220	342,607	6.2%	18.5%
Seth M. Wise	1,2,3,6,7	201,270	335,158	3.9%	9.1%
Dustin Tonkin		285,956	-	2.1%	0.0%
Norman H. Becker		1,204	-	*	0.0%
Darwin Dornbush		10,083	-	*	0.0%
Joel Levy		13,077	-	*	0.0%
William R. Nicholson		12,000	-	*	0.0%
Lawrence A. Cirillo		-	-	0.0%	0.0%
Arnold Sevell		7,395	-	*	0.0%
James R. Allmand III		510	-	*	0.0%
Mark A. Nerenhausen		1,200	-	*	0.0%
Orlando Sharpe		1,785	-	*	0.0%

All directors and executive officers as a group (18 persons)	1,8	4,121,522	3,539,666	45.3%	96.6%

* Less than 1 percent.

(1)Shares of Class B Common Stock are convertible on a share-for-share basis into shares of Class A Common Stock at any time in the holder’s discretion. The number of shares of Class B Common Stock held by each beneficial owner is not separately included in the “Class A Common Stock Ownership” column, but is included for the purpose of calculating the percent of Class A Common Stock held by each beneficial owner.

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

(4)Mr. Alan Levan and Mr. Abdo are parties to an agreement pursuant to which Mr. Abdo has granted to Mr. Alan Levan a proxy to vote the shares of our Class B Common Stock that Mr. Abdo beneficially owns. As a result, the shares of Class B Common Stock beneficially owned by Mr. Abdo are included in Mr. Alan Levan’s beneficial holdings in the table. Mr. Abdo has also agreed not to sell any of his shares of Class B Common Stock without first converting those shares into shares of Class A Common Stock. Pursuant to the agreement, Mr. Alan Levan and Mr. Abdo have also agreed to vote their shares of Class B Common Stock in favor of the election of the other to the Company’s Board of Directors for so long as they are willing and able to serve as directors of the Company. The agreement also provides for Mr. Jarett Levan to succeed to Mr. Alan Levan’s rights under the agreement in the event of Mr. Alan Levan’s death or disability.

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

(6)Mr. Jarett Levan and Mr. Wise are parties to an agreement pursuant to which Mr. Wise has agreed to vote the shares of Class B Common Stock that he owns or otherwise has the right to vote in the same manner as Mr. Jarett Levan’s shares of Class B Common Stock are voted. As a result of this agreement and the above-described agreement between Mr. Alan Levan and Mr. Jarett Levan, the shares of Class B Common Stock beneficially owned by Mr. Wise are included in

Mr. Alan Levan’s beneficial holdings in the table. Mr. Wise has also agreed, subject to certain exceptions, not to transfer certain of his shares of Class B Common Stock or convert such shares of Class B Common Stock into shares of Class A Common Stock, in each case, without first offering Mr. Jarett Levan the right to purchase such shares. Pursuant to the agreement, Mr. Jarett Levan and Mr. Wise has have agreed to vote, or cause to be voted, their shares of Class B Common Stock in favor of the election of the other to the Company’s Board of Directors for so long as they are willing and able to serve as directors of the Company.

(7)Mr. Wise’s holdings of the Company’s Class A Common Stock include 50 shares held in his spouse’s IRA which he may be deemed to beneficially own.

(8)The Class A Common Stock holdings for Mr. Alan Levan, Mr. Abdo, Mr. Tonkin and the Company’s executive officers and directors as a group include 173,025 restricted shares, 173,025 restricted shares, 247,274 restricted shares and 823,412 restricted shares, respectively. Prior to vesting, the recipient of the restricted shares has the right to direct the voting of the shares but does not have the right to sell the shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

The Company may be deemed to be controlled by Alan B. Levan, Chairman, Chief Executive Officer and President of the Company, John E. Abdo, Vice Chairman of the Company, Jarett S. Levan, a director of the Company and son of Mr. Alan Levan, and Seth M. Wise, a director of the Company. Together, they may be deemed to beneficially own shares of the Company’s Class A Common Stock and Class B Common Stock representing approximately 81% of the Company’s total voting power. Further, in connection with the spin-off of BBX Capital during September 2020, Mr. Jarett Levan became the Chief Executive Officer and President and a director of BBX Capital, Mr. Alan Levan became the Chairman of the Board of BBX Capital, Mr. John E. Abdo became Vice Chairman of BBX Capital and Seth M. Wise became Executive Vice President and a director of BBX Capital. Mr. Alan Levan, Mr. Abdo, Mr. Jarett Levan and Mr. Wise may also be deemed to control BBX Capital through their ownership of BBX Capital’s Class A Common Stock and Class B Common Stock representing a majority of BBX Capital’s total voting power. Mr. Alan Levan and Mr. Abdo also receive compensation from BBX Capital.

The Company reimburses BBX Capital for advisory, risk management, administrative and other services. The Company reimbursed BBX Capital $2.0 million and $1.2 million during the years ended December 31, 2022 and 2021, respectively, for such services. Further, BBX Capital reimbursed the Company $0.1 million during the year ended December 31, 2021, with no such reimbursements during the year ended December 31, 2022. The Company had $0.2 million and $0.1 million in accrued expenses as of December 31, 2022, and 2021, respectively, for the services to BBX Capital described above.

During both the years ended December 31, 2022 and 2021, the Company paid Abdo Companies, Inc. $153,000, for certain management services. John E. Abdo, the Company’s Vice Chairman, is the principal shareholder and Chief Executive Officer of Abdo Companies, Inc.

In connection with its spin-off of BBX Capital during September 2020, the Company issued a $75.0 million note payable to BBX Capital. The note accrues interest at a rate of 6% per annum and requires payments of interest only on a quarterly basis; provided, however, that interest payments may be deferred at the option of the Company, with interest on the entire outstanding balance thereafter to accrue at a cumulative, compounded rate of 8% per annum until such time as the Company is current on all accrued payments under the note, including deferred interest. All outstanding amounts under the note will become due and payable on September 30, 2025, or earlier upon certain events. In December 2021, the Company made a $25.0 million prepayment of the note reducing the outstanding note balance from $75.0 million to $50.0 million. During the year ended December 31, 2022, the Company incurred interest expense of $3.0 million under the note to BBX.

Director Independence

The Company’s Board of Directors has determined that James R. Allmand, III, Norman H. Becker, Lawrence A. Cirillo, Darwin Dornbush, Joel Levy, Mark A. Nerenhausen, William Nicholson, Arnold Sevell and Orlando Sharpe, who together comprise a majority of the Board, are independent under applicable rules and regulations of the SEC and the listing standards of the NYSE. The Board made such independence determinations based on a review of transactions and relationships between each director or any member of his immediate family, on the one hand, and the Company and its subsidiaries and affiliates, on the other hand, as well as transactions and relationships between each director or his affiliates, on the one hand, and members of the Company’s senior management or their affiliates, on the other hand. To assist the Board in making its independence determinations, the Board adopted the following categorical standards of relationships that, in the Board’s opinion, do not constitute material relationships that impair a director’s independence: (i) serving on third party boards of directors with other members of the Board; (ii) payments or charitable gifts by the Company to entities with which a director is an executive officer or employee where such payments do not exceed the greater of $1 million annually or 2% of such entity’s consolidated gross revenues for the applicable year; and (iii) investments by directors in common with each other or the Company. Accordingly, service on the Board of Directors of BBX Capital does not, in and of itself, constitute a material relationship that would impair director independence. As previously described, independent director Becker serves on BBX Capital’s Board of Directors. The Board also determined that the provision of certain real estate-related services by entities affiliated with independent director Sharpe to BBX Capital in 2021 and 2022 and to Nova Southeastern University (of which Alan B. Levan serves as a Trustee the Chairman of its Finance Committee) in 2021 did not constitute a material relationship that impaired his independence.

Item 14. Principal Accountant Fees and Services

Ernst & Young LLP (“EY”) served as the independent registered public accounting firm for the Company for 2022 and 2021. The following table presents fees for professional services rendered by EY for the audit of the Company’s annual financial statements for 2022 and 2021. The table also presents fees billed for audit-related services, tax services and all other services rendered by EY to the Company for 2022 and 2021.

	2022	2021
(in thousands)
Audit Fees (1)	$1,175	$812
Audit-Related Fees (2)	237	12
Tax Fees (3)	80	40
All Other Fees (4)	142	120
Total Fees	$1,634	$984

(1)Includes fees for services related to the Company's annual financial statement audit and review of the Company’s quarterly financial statements.

(2)Includes fees for services related to the financial statement audit of one of the Company’s subsidiaries and agreed upon procedures related to loan securitizations.

(3)Includes fees for professional services for tax consulting and tax advisory services.

(4)Includes fees for other permissible work performed that does not meet the above-described categories.

All audit-related services set forth above were pre-approved by the Company’s Audit Committee, which concluded that the provision of such services by EY was compatible with the maintenance of such firm’s independence in the conduct of its auditing functions.

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

PART IV

Item 15. Exhibit and Financial Statement Schedules.

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

BLUEGREEN VACATIONS HOLDING CORPORATION

Dated: April 24, 2023	By:	/s/ Alan B. Levan
Alan B. Levan
Chairman of the Board of Directors, Chief Executive Officer and President