Form 10-Q
period 2023-03-31
Bluegreen Vacations Holding Corp
filed 2023-05-04
CIK 315858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2023

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

The number of shares outstanding of each of the registrant’s classes of common stock as of May 2, 2023 is as follows:

Class A Common Stock of $.01 par value, 13,373,666 shares outstanding

Class B Common Stock of $.01 par value, 3,664,117 shares outstanding

BLUEGREEN VACATIONS HOLDING CORPORATION

FORM 10-Q TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

BLUEGREEN VACATIONS HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

	March 31,	December 31,
	2023	2022
ASSETS
Cash and cash equivalents	$166,663	$175,683
Restricted cash ($22,116 and $19,461 in VIEs at March 31, 2023
and December 31, 2022, respectively)	43,835	50,845
Notes receivable	789,114	763,801
Less: Allowance for loan losses	(214,796)	(211,311)
Notes receivable, net ($373,270 and $354,403 in VIEs
at March 31, 2023 and December 31, 2022, respectively)	574,318	552,490
Vacation ownership interest ("VOI") inventory	380,817	389,864
Property and equipment, net	86,228	85,915
Intangible assets, net	61,293	61,293
Operating lease assets	21,717	22,963
Prepaid expenses	34,686	23,833
Other assets	31,586	35,499
Total assets	$1,401,143	$1,398,385

LIABILITIES AND EQUITY
Liabilities
Accounts payable	$15,477	$21,389
Deferred income	15,537	15,675
Accrued liabilities and other	87,230	110,048
Receivable-backed notes payable - recourse	20,082	20,841
Receivable-backed notes payable - non-recourse (in VIEs)	468,375	440,781
Note payable to BBX Capital, Inc.	50,000	50,000
Note payable and other borrowings	207,547	218,738
Junior subordinated debentures	136,296	136,011
Operating lease liabilities	26,354	27,716
Deferred income taxes	116,806	113,193
Total liabilities	1,143,704	1,154,392
Commitments and Contingencies - See Note 9
Equity
Preferred stock of $0.01 par value; authorized 10,000,000 shares	—	—
Class A Common Stock of $0.01 par value; authorized 30,000,000 shares;
issued and outstanding 12,204,198 in 2023 and 12,165,825 in 2022	122	122
Class B Common Stock of $0.01 par value; authorized 4,000,000 shares;
issued and outstanding 3,664,117 in 2023 and 2022	37	37
Additional paid-in capital	48,270	46,821
Accumulated earnings	132,771	124,680
Total Bluegreen Vacations Holding Corporation equity	181,200	171,660
Non-controlling interest	76,239	72,333
Total equity	257,439	243,993
Total liabilities and equity	$1,401,143	$1,398,385

See accompanying Condensed Notes to Consolidated Financial Statements - Unaudited

BLUEGREEN VACATIONS HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (UNAUDITED)

(In thousands, except per share data)

	For the Three Months Ended
	March 31,
	2023	2022
Revenue:
Gross sales of VOIs	$148,859	$115,607
Provision for loan losses	(25,246)	(16,579)
Sales of VOIs	123,613	99,028
Fee-based sales commission revenue	11,691	24,084
Other fee-based services revenue	33,301	31,207
Cost reimbursements	21,369	18,064
Interest income	28,834	22,198
Other income, net	265	548
Total revenues	219,073	195,129
Costs and Expenses:
Cost of VOIs sold	15,331	11,841
Cost of other fee-based services	14,582	12,765
Cost reimbursements	21,369	18,064
Interest expense	16,469	7,759
Selling, general and administrative expenses	131,438	119,302
Total costs and expenses	199,189	169,731
Income before income taxes	19,884	25,398
Provision for income taxes	(4,479)	(6,190)
Net income	15,405	19,208
Less: Income attributable to noncontrolling interest	3,906	3,220
Net income attributable to shareholders	$11,499	$15,988

Comprehensive income attributable to shareholders	$11,499	$15,988

Basic earnings per share (1)	$0.73	$0.77
Diluted earnings per share (1)	$0.71	$0.76
Basic weighted average number of common shares outstanding	15,860	20,778
Diluted weighted average number of common and common equivalent shares outstanding	16,246	20,971
Cash dividends declared per Class A and B common shares	$0.20	$—

(1)Basic and Diluted EPS are calculated the same for both Class A and B common shares.

See accompanying Condensed Notes to Consolidated Financial Statements - Unaudited.

BLUEGREEN VACATIONS HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

(In thousands)

	Shares of
	Common Stock		Common
	Outstanding		Stock		Additional		Total	Non-
	Class		Class		Paid-in	Accumulated	Shareholders'	Controlling	Total
	A	B	A	B	Capital	Earnings	Equity	Interests	Equity
Balance, December 31, 2022	12,166	3,664	$122	$37	$46,821	$124,680	$171,660	$72,333	$243,993
Dividends	—	—	—	—	—	(3,408)	(3,408)	—	(3,408)
Share-based compensation	—	—	—	—	1,457	—	1,457	—	1,457
Issuance of common stock from vesting of restricted stock awards	38	—	—	—	(8)	—	(8)	—	(8)
Net income	—	—	—	—	—	11,499	11,499	3,906	15,405
Balance, March 31, 2023	12,204	3,664	$122	$37	$48,270	$132,771	$181,200	$76,239	$257,439

	Shares of
	Common Stock			Common
	Outstanding			Stock	Additional		Total	Non-
	Class			Class	Paid-in	Accumulated	Shareholders'	Controlling	Total
	A	B	A	B	Capital	Earnings	Equity	Interest	Equity
Balance, December 31, 2021	17,118	3,665	$171	$37	$173,909	$69,316	$243,433	$60,367	$303,800
Conversion of common stock from Class B to Class A	1	(1)	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	745	—	745	—	745
Purchase and retirement of common stock	(152)	—	(2)	—	(4,700)	—	(4,702)	—	(4,702)
Net income	—	—	—	—	—	15,988	15,988	3,220	19,208
Balance, March 31, 2022	16,967	3,664	$169	$37	$169,954	$85,304	$255,464	$63,587	$319,051

See accompanying Condensed Notes to Consolidated Financial Statements - Unaudited.

BLUEGREEN VACATIONS HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	For the Three Months Ended
	March 31,
	2023	2022
Operating activities:
Net income	$15,405	$19,208
Adjustment to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	25,246	16,579
Depreciation and amortization	5,076	4,810
Share-based compensation expense	1,457	745
Net losses on disposal of property and equipment	29	5
Increase in deferred income tax liability	3,613	5,273
Changes in operating assets and liabilities:
Notes receivable	(47,074)	(23,874)
VOI inventory	8,656	7,898
Prepaid expenses and other assets	(7,172)	(6,976)
Accounts payable, accrued liabilities and other, and deferred income	(28,984)	5,824
Net cash (used in) provided by operating activities	$(23,748)	$29,492

Investing activities:
Purchases of property and equipment	(3,924)	(4,895)
Net cash used in investing activities	$(3,924)	$(4,895)

Financing activities:
Repayments of notes payable and other borrowings	$(69,725)	$(33,970)
Proceeds from notes payable and other borrowings	84,901	58,397
Payments for debt issuance costs	(118)	(1,697)
Issuance of common stock from vesting restricted stock awards	(8)	—
Purchase and retirement of common stock	—	(4,702)
Dividends paid on common stock	(3,408)	—
Net cash provided by financing activities	$11,642	$18,028

Net (decrease) increase in cash, cash equivalents
and restricted cash	(16,030)	42,625
Cash, cash equivalents and restricted cash at beginning of period	226,528	183,079
Cash, cash equivalents and restricted cash at end of period	$210,498	$225,704

BLUEGREEN VACATIONS HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	For the Three Months Ended
	March 31,
	2023	2022
Supplemental cash flow information:
Interest paid on borrowings, net of amounts capitalized	$14,232	$5,951
Income taxes paid	1,147	704

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	166,663	179,274
Restricted cash	43,835	46,430
Total cash, cash equivalents and restricted cash	$210,498	$225,704

See accompanying Condensed Notes to Consolidated Financial Statements - Unaudited

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

In the Company’s opinion, the financial information furnished herein reflects all adjustments consisting of normal recurring items necessary for a fair presentation of its financial position, results of operations, and cash flows for the interim periods reported in this Quarterly Report on Form 10-Q. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and, accordingly, actual results could differ from those estimates. The accompanying financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2023 (the “2022 Annual Report on Form 10-K”).

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

Principles of Consolidation and Basis of Presentation

The Company’s unaudited consolidated financial statements include the accounts of its wholly owned subsidiaries, entities in which the Company or its consolidated subsidiaries hold controlling financial interests, including Bluegreen/Big Cedar Vacations LLC (a joint venture in which Bluegreen is deemed to hold a controlling financial interest based on its 51% equity interest, its active role as the day-to-day manager of its activities, and Bluegreen’s majority voting control of its management committee (“Bluegreen/Big Cedar Vacations”)), and any variable interest entities (“VIEs”) of which the Company or one of its consolidated subsidiaries is deemed the primary beneficiary. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

The Company’s financial statements are prepared in conformity with GAAP, which requires it to make estimates based on assumptions about current and, for some estimates, future economic and market conditions which affect reported amounts and related disclosures in its financial statements. Although the Company’s estimates are based on current and expected future conditions, as applicable, actual conditions could differ from its expectations, which could materially affect its results of operations and financial position. In particular, a number of estimates have been and may continue to be affected by adverse trends affecting general economic conditions, including rising interest rates, inflation and decreases in discretionary spending. The severity, magnitude and duration, as well as the economic consequences of these factors are uncertain, subject to change and difficult to predict. As a result, accounting estimates and assumptions may change over time. Such changes could result in, among other adjustments, incremental credit losses on notes receivable, a decrease in the carrying amount of tax assets, or an increase in other obligations as of the time of a relevant measurement event. On an ongoing basis, management evaluates its estimates, including those that relate to the estimated future sales value of inventory; the recognition of revenue; the allowance for loan losses; the recovery of the carrying value of real estate inventories; the fair value of assets measured at, or compared to, fair value on a non-recurring basis; the estimate of contingent liabilities related to litigation and other claims and assessments; and deferred income taxes. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions and conditions.

2. New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In March 2022, the FASB issued ASU 2022-02, “Financial Instruments – Credit Losses (Topic 326) – Troubled Debt Restructurings and Vintage Disclosures” (“ASU-2022-02”), which eliminates the recognition and measurement guidance applicable to troubled debt restructurings for creditors and enhances disclosure requirements with respect to loan modifications for borrowers experiencing financial difficulty. ASU 2022-02 also requires disclosure of current-period gross write-offs by year of origination to be presented in the vintage disclosures for VOI notes receivable. This update is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2022-02 as of March 31, 2023.  The adoption did not have a material effect on its financial statements or disclosures other than the disclosure changes related to vintage disclosures for VOI notes receivable.

Accounting Pronouncements Not Yet Adopted

The FASB has issued the following accounting pronouncement and guidance relevant to the Company’s operations which had not yet been adopted as of March 31, 2023:

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effect of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”), which provides relief for companies preparing for the discontinuation of LIBOR in response to the Financial Conduct Authority (the regulatory authority over LIBOR) plan for a phase out of regulatory oversight of LIBOR interest rate indices to allow for an orderly transition to an alternate reference rate. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to LIBOR for promissory notes or other contracts that are currently indexed to LIBOR. The ARRC has proposed a market transition plan to SOFR from LIBOR and organizations are currently working on transition plans as it relates to derivatives and cash markets exposed to LIBOR. Although the Company’s VOI notes receivable from its borrowers are not indexed to LIBOR, as of March 31, 2023, the Company had $170.9 million of LIBOR indexed junior subordinated debentures and $26.9 million of LIBOR indexed receivable-backed notes payable. The Company expects that replacements for LIBOR will be determined as the Company renews or amends its existing debt instruments. The Company will continue to evaluate the adoption of the optional expedients and exceptions provided as circumstances evolve.

3. Revenue from Contracts with Customers

The table below sets forth the Company’s disaggregated revenue by category from contracts with customers (in thousands):

	For the Three Months Ended
	March 31,
	2023	2022

Sales of VOIs (1)	$123,613	$99,028
Fee-based sales commission revenue (1)	11,691	24,084
Resort and club management revenue (2)	28,056	26,198
Cost reimbursements (2)	21,369	18,064
Title fees and other (1)	3,107	3,082
Other revenue (2)	2,138	1,927
Revenue from customers	189,974	172,383
Interest income (3)	28,834	22,198
Other income, net	265	548
Total revenue	$219,073	$195,129

(1) Included in the Company’s sales of VOIs and financing segment described in Note 14.

(2) Included in the Company’s resort operations and club management segment described in Note 14.

(3) Interest income of $27.9 million and $22.1 million for the three months ended March 31, 2023 and 2022, respectively, are included in the Company’s sales of VOIs and financing segment described in Note 14.

As of March 31, 2023 and December 31, 2022, the Company had commission receivables, net of an allowance, of $6.6 million and $10.3 million, respectively, related to sales of VOIs owned by third-parties, which are included in other assets in the unaudited consolidated balance sheets. Commission receivables relate to contracts with customers, including amounts associated with the Company’s contractual right to consideration for completed performance obligations, and are settled when the related cash is received. Commission receivables are recorded as revenue when the right to the consideration becomes unconditional and is only contingent on the passage of time.

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

The following table sets forth the Company’s contract liabilities as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31,	December 31,
	2023	2022
Point incentives	$3,138	$3,944
Owner programs	2,000	2,149
Deferred revenue vacation packages	1,191	1,136
	$6,329	$7,229

4. Notes Receivable

The table below provides information relating to the Company’s notes receivable and its allowance for loan losses (dollars in thousands):

	As of
	March 31,	December 31,
	2023	2022
Notes receivable secured by VOIs:
VOI notes receivable - non-securitized	$279,979	$279,888
VOI notes receivable - securitized	509,135	483,913
Gross VOI notes receivable	789,114	763,801
Allowance for loan losses - non-securitized	(78,931)	(81,801)
Allowance for loan losses - securitized	(135,865)	(129,510)
Allowance for loan losses	(214,796)	(211,311)
VOI notes receivable, net	$574,318	$552,490
Allowance as a % of Gross VOI notes receivable	27%	28%

The weighted-average interest rate charged on the Company’s notes receivable secured by VOIs was 15.3% at both March 31, 2023 and December 31, 2022. All of the Company’s VOI notes receivable bear interest at fixed rates. The Company’s VOI notes receivable are primarily secured by VOI inventory located in Florida, Missouri, South Carolina, Tennessee, Nevada and Virginia.

Allowance for Loan Losses

The activity in the Company’s allowance for loan losses was as follows (in thousands):

	For the Three Months Ended
	March 31,
	2023	2022
Balance, beginning of period	$211,311	$163,107
Provision for loan losses	25,246	16,579
Less: Write-offs of uncollectible receivables	(21,761)	(12,283)
Balance, end of period	$214,796	$167,403

The table below represents the gross write-offs of financing receivables by year of origination (in thousands):

Three Months Ended March 31, 2023
2023	$-
2022	6,789
2021	7,187
2020	2,352
2019	2,084
Prior	3,349
Total	$21,761

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

Additional information about the Company’s VOI notes receivable by year of origination is as follows as of March 31, 2023 (in thousands):

	Year of Origination
	2023	2022	2021	2020	2019	2018 and Prior	Total
701+	$71,443	192,820	78,500	30,999	39,073	62,337	$475,172
601-700	16,738	110,028	57,193	22,787	22,956	48,390	278,092
<601 (1)	3,243	6,876	2,807	2,038	2,648	4,743	22,355
Other	—	671	2,231	1,353	2,394	6,846	13,495
Total by FICO score	$91,424	$310,395	$140,731	$57,177	$67,071	$122,316	$789,114

(1)Includes VOI notes receivable attributable to borrowers without a FICO score (who are primarily foreign borrowers).

Additional information about the Company’s VOI notes receivable by year of origination is as follows as of December 31, 2022 (in thousands):

	Year of Origination
	2022	2021	2020	2019	2018	2017 and Prior	Total
701+	$208,052	$88,445	$34,927	$43,765	$28,001	$43,228	$446,418
601-700	111,796	63,483	25,003	25,613	18,609	35,890	280,394
<601 (1)	8,844	3,181	2,222	2,876	1,818	3,595	22,536
Other	663	3,501	1,352	2,579	2,504	3,854	14,453
Total by FICO score	$329,355	$158,610	$63,504	$74,833	$50,932	$86,567	$763,801

(1)Includes VOI notes receivable attributable to borrowers without a FICO score (who are primarily foreign borrowers).

The percentage of gross notes receivable outstanding by FICO score of the borrower at the time of origination were as follows:

	As of
	March 31,	December 31,
	2023	2022
FICO Score
700+	61%	59%
601-699	36	38
<600	2	2
No Score (1)	1	1
Total	100%	100%

(1)Primarily foreign borrowers.

The Company’s notes receivable are carried at amortized cost less an allowance for loan losses. Interest income is suspended, and previously accrued but unpaid interest income is reversed, on all delinquent notes receivable when principal or interest payments are more than 90 days contractually past due and not resumed until such loans are less than 90 days past due. As of both March 31, 2023 and December 31, 2022, $24.2 million of our VOI notes receivable were more than 90 days past due, and accordingly, consistent with our policy, were not accruing interest income. After approximately 127 days, VOI notes receivable are generally written off against the allowance for loan losses.

Accrued interest was $5.8 million as of both March 31, 2023 and December 31, 2022, and is included within other assets in the Company’s unaudited consolidated balance sheets herein.

The following table shows the delinquency status of the Company’s VOI notes receivable as of March 31, 2023 and December 31, 2022 (in thousands):

	As of
	March 31,	December 31,
	2023	2022
Current	$745,828	$721,736
31-60 days	10,666	9,612
61-90 days	8,433	8,243
Over 91 days	24,187	24,210
Total	$789,114	$763,801

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

In these securitizations, the Company generally retains a portion of the securities and continues to service the securitized notes receivable for a fee pursuant to servicing agreements negotiated with third parties based on market conditions at the time of the securitization. Under these arrangements, the cash payments received from obligors on the receivables sold are generally applied monthly to pay fees to service providers, make interest and principal payments to investors, and fund required reserves, if any, with the remaining balance of such cash retained by the Company; however, to the extent the portfolio of receivables fails to satisfy specified performance criteria (as may occur due to, among other things, an increase in default rates or credit loss severity) or other trigger events occur, the funds received from obligors are required to be distributed on an accelerated basis to investors. Depending on the circumstances and the transaction, the application of the accelerated payment formula may be permanent or temporary until the trigger event is cured. As of March 31, 2023 and December 31, 2022, the Company was in compliance with the terms of its securitization transactions, and no trigger events had occurred.

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

Under the terms of certain VOI notes receivable sales, the Company has the right to repurchase or substitute a limited amount of defaulted notes for new notes at the outstanding principal balance plus accrued interest. Voluntary repurchases and substitutions of defaulted notes for the three months ended March 31, 2023 and 2022 were $5.0 million and $2.0 million, respectively. The Company’s maximum exposure to loss relating to its non-recourse securitization entities is the difference between the outstanding VOI notes receivable and the notes payable, plus cash reserves and any additional residual interest in future cash flows from collateral.

The assets and liabilities of the Company’s consolidated VIEs were as follows (in thousands):

	As of
	March 31,	December 31,
	2023	2022
Restricted cash	$22,116	$19,461
Securitized notes receivable, net	373,270	354,403
Receivable backed notes payable - non-recourse	468,375	440,781

The restricted cash and the securitized notes receivable balances disclosed in the table above are restricted to satisfy obligations of the VIEs.

6. VOI Inventory

The Company’s VOI inventory consisted of the following (in thousands):

	As of
	March 31,	December 31,
	2023	2022

Completed VOI units	$215,117	$317,492
Construction-in-progress	101,841	8,537
Real estate held for future development	63,859	63,835
Total	$380,817	$389,864

Construction-in-progress consists primarily of redevelopment activity at resorts acquired in 2022 in Panama City Beach, Florida and Vail, Colorado.

7. Debt

Lines-of-Credit and Notes Payable

Financial data related to our lines of credit and notes payable (other than receivable-backed notes payable, which are discussed below) as of March 31, 2023 and December 31, 2022, were as follows (dollars in thousands):

	As of
	March 31, 2023			December 31, 2022
	Balance	Interest Rate	Carrying Amount of Pledged Assets	Balance	Interest Rate	Carrying Amount of Pledged Assets

Panama City Beach Acquisition Loan	$54,500	6.81%	$77,747	$54,500	6.16%	$77,334
Fifth Third Syndicated LOC	60,000	6.56%	55,508	70,000	5.92%	68,413
Fifth Third Syndicated Term Loan	95,000	6.75%	87,887	96,250	5.40%	94,068
Unamortized debt issuance costs	(1,953)			(2,012)
Total	$207,547		$221,142	$218,738		$239,815

There were no new debt issuances or significant changes related to the above listed facilities during the three months ended March 31, 2023. See Note 10 to the Company’s Consolidated Financial Statements included in its 2022 Annual Report on Form 10-K for additional information regarding the lines-of-credit and notes payable facilities listed above.

Receivable-Backed Notes Payable

Financial data related to our receivable-backed notes payable facilities as of March 31, 2023 and December 31, 2022 were as follows (dollars in thousands):

	As of
	March 31, 2023			December 31, 2022
	Debt Balance	Interest Rate	Principal Balance of Pledged/Secured Receivables	Debt Balance	Interest Rate	Principal Balance of Pledged/Secured Receivables
Receivable-backed notes payable - recourse:
Liberty Bank Facility (1)	$5,000	7.25%	$7,233	$5,000	6.50%	$8,470
NBA Receivables Facility (2)	10,000	6.81%	14,146	10,000	6.62%	13,664
Pacific Western Facility (3)	5,082	7.17%	8,995	5,841	6.82%	10,171
Total	20,082		30,374	20,841		32,305

Receivable-backed notes payable - non-recourse:
Liberty Bank Facility (1)	$17,455	7.25%	$25,251	$4,907	6.50%	$8,312
NBA Receivables Facility (2)	16,943	6.81%	23,968	20,866	6.62%	28,512
Syndicated Warehouse Facility	148,323	6.42%	177,258	104,953	5.87%	125,486
Quorum Purchase Facility	12,646	4.95-5.10%	14,594	14,007	4.95-5.10%	16,302
2015 Term Securitization	6,515	3.02%	7,062	7,925	3.02%	8,516
2016 Term Securitization	14,123	3.35%	14,706	16,061	3.35%	16,714
2017 Term Securitization	23,954	3.12%	25,856	26,521	3.12%	28,612
2018 Term Securitization	35,468	4.02%	38,599	39,326	4.02%	43,163
2020 Term Securitization	64,635	2.60%	71,805	69,240	2.60%	77,183
2022 Term Securitization	133,038	4.60%	148,104	142,106	4.60%	160,000
Unamortized debt issuance costs	(4,725)			(5,131)
Total	468,375		547,203	440,781		512,800
Total receivable-backed debt	$488,457		$577,577	$461,622		$545,105

(1)Recourse on the Liberty Bank Facility is generally limited to $5.0 million, subject to certain exceptions.

(2)Recourse on the NBA Receivables Facility is generally limited to $10.0 million, subject to certain exceptions.

(3)Recourse on the Pacific Western Facility is generally limited to $7.5 million, subject to certain exceptions.

There were no new debt issuances or significant changes related to the above listed facilities during the three months ended March 31, 2023. See Note 10 to the Company’s Consolidated Financial Statements included in its 2022 Annual Report on Form 10-K for additional information regarding the receivable-backed notes payable facilities listed above.

Junior Subordinated Debentures

Financial data relating to the Company’s junior subordinated debentures as of March 31, 2023 and December 31, 2022 was as follows (dollars in thousands):

	March 31, 2023		December 31, 2022
		Effective		Effective
	Carrying	Interest	Carrying	Interest	Maturity
	Amounts	Rates (1)	Amounts	Rates (1)	Years (2)
Woodbridge - Levitt Capital Trusts I - IV	$66,302	8.53-8.60%	$66,302	7.47 -8.21%	2035 - 2036
Bluegreen Statutory Trusts I - VI	104,595	9.58-9.65%	104,595	8.52 - 9.26%	2035 - 2037
Unamortized debt issuance costs	(897)		(914)
Unamortized purchase discount	(33,704)		(33,972)
Total junior subordinated debentures	$136,296		$136,011

(1)The junior subordinated debentures bear interest at three-month LIBOR (subject to quarterly adjustment) plus a spread ranging from 3.8% to 4.9%

(2)As of March 31, 2023 and December 31, 2022, all of the junior subordinated debentures were eligible for redemption by the Company.

Availability

As of March 31, 2023, the Company was in compliance with its financial debt covenants under its debt instruments. As of March 31, 2023, the Company had availability of approximately $389.3 million under its receivable-backed purchase and credit facilities, inventory lines of credit and corporate credit facility, subject to eligible collateral and the terms of the facilities, as applicable.

Note Payable to BBX Capital

On September 30, 2020, the Company spun-off its subsidiary, BBX Capital, Inc. (“BBX Capital”). As a result of the spin-off, BBX Capital became a separate publicly traded company. In connection with the spin-off, the Company issued a $75.0 million note payable to BBX Capital that accrues interest at a rate of 6% per annum and requires payments of interest on a quarterly basis. Under the terms of the note, BVH has the option in its discretion to defer interest payments under the note, with interest on the entire outstanding balance thereafter to accrue at a cumulative, compounded rate of 8% per annum until such time as all accrued payments under the note are brought current, including deferred interest. As of March 31, 2023, $50 million was outstanding under the note. All outstanding amounts under the note will become due and payable in September 2025 or earlier upon certain events. There was no accrued interest payable in connection with this note payable as of March 31, 2023 or 2022.

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

The carrying amounts of financial instruments included in the unaudited consolidated financial statements and their estimated fair values were as follows (in thousands):

	As of March 31, 2023		As of December 31, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash and cash equivalents	$166,663	$166,663	$175,683	$175,683
Restricted cash	43,835	43,835	50,845	50,845
Notes receivable, net	574,318	749,259	552,490	720,171
Note payable to BBX Capital	50,000	47,210	50,000	46,635
Receivable-backed notes payable	488,457	478,500	461,622	451,500
Lines-of-credit, notes payable	207,547	204,500	218,738	215,400
Junior subordinated debentures	136,296	126,500	136,011	102,000

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

Lines-of-credit, notes payable. The amounts reported in the Company’s unaudited consolidated balance sheets for lines of credit, notes payable approximate fair value for indebtedness that provides for variable interest rates. The fair value of the Company’s fixed-rate, receivable-backed notes payable was determined using Level 3 inputs by discounting the net cash outflows estimated to be used to repay the debt. These obligations are to be satisfied using the proceeds from the consumer loans that secure the obligations.

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

Litigation

The following is a description of material legal proceedings pending against the Company or its subsidiaries or which were pending during the three months ended March 31, 2023:

On January 7, 2019, Shehan Wijesinha filed a purported class action lawsuit alleging violations of the Telephone Consumer Protection Act (the “TCPA”). It is alleged that Bluegreen’s wholly owned subsidiary Bluegreen Vacations Unlimited Inc. (“BVU”) called plaintiff’s cell phone for telemarketing purposes using an automated dialing system, and that plaintiff did not give BVU his express written consent to do so. Plaintiffs seek certification of a class comprised of other persons in the United States who received similar calls from or on behalf of BVU without the person’s consent. Plaintiff seeks monetary damages, attorneys’ fees and injunctive relief. Bluegreen believes the lawsuit is without merit and intends to vigorously defend the action. On July 15, 2019, the court entered an order staying this case pending a ruling from the Federal Communications Commission (“FCC”) clarifying the definition of an automatic telephone dialing system under the TCPA and the decision of the Eleventh Circuit in a separate action brought against a VOI company by a plaintiff alleging violations of the TCPA. On January 7, 2020, the Eleventh Circuit issued a ruling consistent with BVU’s position, and on June 26, 2020, the FCC also issued a favorable ruling. The case was stayed pending the United States Supreme Court’s decision in Facebook, Inc. v. Duguid. On April 1, 2021, the Supreme Court issued a decision in the Facebook case which was favorable to Bluegreen’s position that an automatic telephone dialing system was not used in this case. Bluegreen believes the ruling disposes of the plaintiff’s claim and filed a Notice of Supplemental Authority advising the court of the ruling.

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

On February 8, 2023, Denise Mecke, a former Missouri sales associate, filed a lawsuit in the United States District Court for the Western District of Missouri alleging various statutory and tort claims against Bluegreen, BVU and nine current and former associates related to her termination from employment.  Her initial demand letter sought $7 million in damages. On March 31, 2023, defendants filed a motion to compel arbitration and dismiss the complaint, or, in the alternative, to stay this action. Bluegreen believes the lawsuit is without merit and is vigorously defending the action.

Commencing in 2015, it came to Bluegreen’s attention that its collection efforts with respect to its VOI notes receivable were being impacted by a then emerging, industry-wide trend involving the receipt of “cease and desist” letters from exit firms and their attorneys purporting to represent certain VOI owners. Following receipt of these letters, Bluegreen is unable to contact the owners unless allowed by law. Bluegreen believes these exit firms have encouraged such owners to become delinquent and ultimately default on their obligations and that such actions and its inability to contact the owners have been a material factor in the increase in its annual default rates. Bluegreen’s average annual default rates have increased from 6.9% in 2015 to 9.0% in 2023. Bluegreen also estimates that approximately 6.5% of the total delinquencies on its VOI notes receivable as of March 31, 2023 related to VOI notes receivable are subject to this issue. Bluegreen has in a number of cases pursued, and Bluegreen may in the future pursue, legal action against the VOI owners, and as described below, against the exit firms.

On November 13, 2020, Bluegreen filed a lawsuit against timeshare exit firm, Carlsbad Law Group, LLP, and certain of its associated law firms and affiliates. On December 30, 2020, Bluegreen filed a lawsuit against timeshare exit firm, The Molfetta Law Firm, and certain of its associated law firms, affiliates, and cohorts, including Timeshare Termination (“TTT”). In both of these actions, Bluegreen makes substantially the same claims against the timeshare exit firms and its associated law firms and affiliates as those made in its action against The Montgomery Law Firm described in the 2022 Annual Report on Form 10-K. In June 2021, counsel for TTT moved to withdraw, citing TTT’s insolvency. On October 1, 2021, the principals of TTT filed for Chapter 11 Bankruptcy Protection, which matter has since been converted to a Chapter 7 Bankruptcy. The principals of TTT have consented to entry of an injunction in the bankruptcy proceeding as part of an agreement with Bluegreen. In addition, Bluegreen has reached a settlement with all remaining, non-bankrupt defendants in the Molfetta action. In the Carlsbad action, litigation is ongoing, and Bluegreen continues to vigorously prosecute its claims against the defendants in such action.

Other Commitments, Contingencies and Guarantees

The Company, indirectly through Bluegreen and BVU, has an exclusive marketing agreement through 2024 with Bass Pro, a nationally-recognized retailer of fishing, marine, hunting, camping and sports gear, that provides the Company with the right to market and sell vacation packages at kiosks in each of Bass Pro’s retail locations and Cabela’s stores and through other means. As of March 31, 2023, Bluegreen had sales and marketing operations at a total of 129 Bass Pro Shops and Cabela’s Stores, including 23 unmanned, virtual kiosks. Pursuant to a settlement agreement Bluegreen entered into with Bass Pro and its affiliates during June 2019, Bluegreen paid Bass Pro $20.0 million and agreed to, among other things, make five annual payments to Bass Pro of $4.0 million in January of each year, commencing in 2020. As of March 31, 2023 and December 31, 2022, one payment remains and $3.5 million and $3.8 million, respectively, was included in accrued liabilities and other in the unaudited consolidated balance sheets to be paid.

During the three months ended March 31, 2023 and 2022, VOI sales to prospects and leads generated by the agreement with Bass Pro accounted for approximately 12% and 14%, respectively, of Bluegreen’s VOI sales volume. Subject to the terms and conditions of the settlement agreement, in lieu of the previous commission arrangement, Bluegreen agreed to pay Bass Pro a fixed annual fee of $70,000 for each Bass Pro and Cabela’s retail store that it is accessing (excluding sales at retail stores which are designated to provide tours to Bluegreen/Big Cedar Vacations, or “Bluegreen/Big Cedar feeder stores”), plus $32.00 per net vacation package sold (less cancellations or refunds within 45 days of sale). Bluegreen also agreed to contribute to the Wonders of Wildlife Foundation $5.00 per net package sold (less certain cancellations and refunds within 45 days of sale), subject to an annual minimum of $700,000. Bluegreen will generally be required to pay the fixed annual fee with respect to at least 59 Bass Pro retail stores and at least 60 Cabela’s retail stores. Notwithstanding the foregoing, the minimum number of Bass Pro and Cabela’s retail stores for purposes of the fixed annual fee may be reduced under certain circumstances set forth in the agreement, including as a result of a reduction of traffic in the stores in excess of 25% year-over-year. In December 2022, Bluegreen paid $8.3 million for the 2023 fixed fee, which is amortized to selling, general and administrative expenses in the Company’s unaudited consolidated statements of operations and comprehensive income ratably over the year.

In lieu of paying maintenance fees for unsold VOI inventory, Bluegreen may enter into subsidy agreements with certain HOAs.  During the three months ended March 31, 2023 and 2022, Bluegreen made subsidy payments under these agreements of $3.4 million and $1.5 million, respectively, which are included in cost of other fee-based services in the Company’s unaudited consolidated statements of operations and comprehensive income for such periods. As of March 31, 2023 and December 31, 2022, Bluegreen had $6.3 million and $0.6 million, respectively, accrued for such subsidies, which is included in accrued liabilities and other in the unaudited consolidated balance sheets as of such dates.

10. Equity

Share Repurchases

In August 2021, the Company’s board of directors approved a share repurchase program which authorized the repurchase of the Company’s Class A Common Stock and Class B Common Stock at an aggregate cost of up to $40.0 million. In March 2022, the Company’s board of directors approved a $50.0 million increase in the aggregate cost of the Company’s Class A Common Stock and Class B Common Stock that may be repurchased under the program. During the three months ended March 31, 2023, the Company did not repurchase or retire any shares of Class A Common Stock or Class B Common Stock. During the three months ended March 31, 2022, the Company repurchased and retired approximately 152,000 shares of Class A Common Stock, for an aggregate purchase price of

$4.7 million. The excess of cost over par value of the repurchased shares is recorded to additional paid in capital. As of March 31, 2023, $8.3 million remained available for the repurchase of shares under this share repurchase program.

Restricted Stock and Stock Option Plans

At the Company’s Annual Meeting of Shareholders held on July 21, 2021, the Company’s shareholders approved the Bluegreen Vacations Holding Corporation 2021 Incentive Plan (the “2021 Plan”), which allows for the issuance of up to 2,000,000 shares of the Company’s Class A Common Stock pursuant to restricted stock awards and options which may be granted under the 2021 Plan.  The 2021 Plan also allows for the grant of performance-based cash awards. During the three months ended March 31, 2023, the Company granted restricted stock awards of 318,811 shares to certain executive officers and employees under the 2021 Plan, of which 150,000 restricted shares are scheduled to cliff vest in January 2027 and 168,811 restricted shares are scheduled to vest ratably over 4 years, in each case subject to the terms and conditions of the 2021 Plan and the applicable award agreement. There were 208,035 shares of restricted stock granted to officers and employees under the 2021 Plan during the three months ended March 31, 2022. As of March 31, 2023, 791,862 shares remained available for grant under the 2021 Plan.

Restricted Stock Activity

The Company accounts for compensation cost for unvested time-based service condition restricted stock awards based on the fair value of the award on the measurement date, which is generally the grant date. The cost is recognized on a straight-line basis over the requisite service period of the award, with forfeitures recognized as incurred. The table below sets forth information regarding the Company’s unvested restricted stock award activity for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023		2022
		Per Share		Per Share
		Weighted		Weighted
	Unvested	Average	Unvested	Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock	Fair Value	Stock	Fair Value
Unvested balance outstanding, beginning of period	889,327	$22.06	460,470	$20.72
Granted	318,811	27.99	208,035	29.80
Vested	(38,670)	29.80	-	-
Unvested balance outstanding, end of period	1,169,468	$23.42	668,505	$23.56
Available for grant, end of period	791,862		1,331,495

The table below sets forth information regarding the restricted stock awards granted during the three months ended March 31, 2023 and March 31, 2022.

			Per Share
		Number of	Weighted Average	Requisite
Plan Name	Grant Date	Awards Granted	Grant Date Fair Value	Service Period	Vesting Date
2021 Incentive Plan	1/19/2022	208,035	$29.80	4 years	(1)
2021 Incentive Plan	1/18/2023	318,811	$27.99	5 years	(2)

(1)154,679 of the shares granted are scheduled to vest ratably in annual installments over 4 years and 53,356 of the shares granted are scheduled to cliff vest in January 2026, in each case subject to the terms and conditions of the 2021 Plan and the applicable award agreement.

(2)150,000 of the shares are scheduled to cliff vest in January 2027 and 168,811 of the shares are scheduled to vest ratably over 4 years, in each case subject to the terms and conditions of the 2021 Plan and the applicable award agreement.

The aggregate grant date fair value of the awards granted in January 2023 was $8.9 million. As of March 31, 2023, there was $22.7 million of unrecognized share-based compensation with a remaining weighted average period of 4.15 years. Restricted stock compensation expense is included in selling general and administrative expenses in the Company’s unaudited consolidated statements of operations and comprehensive income.

Restricted stock compensation was $1.5 million during the three months ended March 31, 2023 and $0.7 million during the three months ended March 31, 2022. No tax benefits have been recognized on restricted stock awards.

11. Income Taxes

The Company and its subsidiaries file a consolidated U.S. federal income tax return and income tax returns in various state and foreign jurisdictions. With certain exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2018.

The Company’s effective income tax rate was approximately 28% during both the three months ended March 31, 2023 and 2022. Effective income tax rates for interim periods are based upon the Company’s then current estimated annual rate. The effective income tax rate varies based upon the estimate of taxable earnings as well as on the mix of taxable earnings in the various states in which the Company and its subsidiaries operate. As such, the Company’s effective tax rates for the 2023 and 2022 periods reflect an estimate of its annual taxable earnings, state taxes, non-deductible items and changes in valuation allowance on deferred tax assets for each respective year.

In April 2023, the Company received notice that its U.S. federal income tax return for the year ended December 31, 2020 was selected for examination. In addition, certain of the Company’s state filings are under routine examination. While there is no assurance as to the results of these audits, the Company does not currently anticipate any material adjustments in connection with these examinations.

As of March 31, 2023, the Company did not have any significant amounts accrued for interest and penalties or recorded for uncertain tax positions.

12. Earnings Per Share

The following table presents the calculation of the Company’s basic and diluted earnings per share (“EPS”):

	For the Three Months Ended
	March 31,
(In thousands, except per share amounts)	2023	2022
Basic EPS:
Numerator:
Net income attributable to shareholders	$11,499	$15,988
Denominator:
Weighted average shares outstanding	15,860	20,778
Basic EPS	$0.73	$0.77

Diluted EPS
Numerator:
Net income attributable to shareholders	$11,499	$15,988
Denominator:
Basic - Weighted average shares outstanding	15,860	20,778
Dilutive effect of restricted stock rewards	386	193
Diluted weighted average number of common shares outstanding	16,246	20,971
Diluted EPS	$0.71	$0.76

During the three months ended March 31, 2023, 386,303 of weighted average shares of unvested restricted stock awards outstanding were included in the computation of diluted earnings per share as the shares were dilutive. During the three months ended March 31, 2022, 193,631 of weighted average shares of unvested restricted stock awards outstanding were included in the computation of diluted earnings per share as the shares were dilutive.

13. Related Party Transactions

The Company may be deemed to be controlled by Alan B. Levan, Chairman, Chief Executive Officer and President of the Company, John E. Abdo, Vice Chairman of the Company, Jarett S. Levan, a director of the Company and son of Mr. Alan Levan, and Seth M. Wise, a director of the Company. Together, they may be deemed to beneficially own shares of the Company’s Class A Common Stock and Class B Common Stock representing approximately 81% of the Company’s total voting power. Further, in connection with the spin-off of BBX Capital during September 2020, Mr. Jarett Levan became the Chief Executive Officer and President and a director of BBX Capital, Mr. Alan Levan became the Chairman of the Board of BBX Capital, Mr. Abdo became Vice Chairman of BBX Capital and Mr. Wise became Executive Vice President and a director of BBX Capital. Mr. Alan Levan, Mr. Abdo, Mr. Jarett Levan and Mr. Wise may also be deemed to control BBX Capital through their ownership of BBX Capital’s Class A Common Stock and Class B Common Stock. Each of them also receive compensation from BBX Capital.

During each of the three months ended March 31, 2023 and 2022, the Company recognized expense to the Abdo Companies, Inc. of $38,000 in exchange for certain management services. John E. Abdo, the Company’s Vice Chairman, is the principal shareholder and Chief Executive Officer of Abdo Companies, Inc.

The Company reimburses BBX Capital for advisory, risk management, administrative and other services. The Company reimbursed BBX Capital $0.5 million and $0.3 million during the three months ended March 31, 2023 and 2022, respectively, for such services. Further, BBX Capital reimbursed the Company less than $0.1 million during each of the three months ended March 31, 2023 and 2022. The Company had $0.4 million and $0.2 million in accrued expenses for the services described above as of March 31, 2023 and December 31, 2022, respectively.

In connection with its spin-off of BBX Capital during September 2020, the Company issued a $75.0 million note payable to BBX Capital (of which $50.0 million remained outstanding as of March 31, 2023 and December 31, 2022). See Note 7 for a description of the of terms of BVH’s note payable to BBX Capital.

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

The table below sets forth the Company’s revenue for its reportable segments for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended
	March 31,
Revenues:	2023	2022
Sales of VOIs and financing	$167,399	$149,591
Resort operations and club management	30,194	28,125
Cost reimbursements (1)	21,369	18,064
Total segment revenues	218,962	195,780
Corporate and other	1,137	610
Eliminations	(1,026)	(1,261)
Total revenues	$219,073	$195,129

(1)Cost reimbursement revenue and expense net to zero and are excluded from the computation of adjusted EBITDA below.

The table below sets forth the Company’s Adjusted EBITDA for its reportable segments reconciled to net income for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended
	March 31,
	2023	2022

Net income attributable to shareholders	$11,499	$15,988
Non-controlling interest	3,906	3,220
Net income from continuing operations	15,405	19,208
Add: Depreciation and amortization	2,191	1,832
Less: Interest income (other than interest earned on VOI notes receivable)	(872)	(62)
Add: Interest expense - corporate	9,628	4,364
Add: Provision for income taxes	4,479	6,190
Loss on asset held for sale	21	-
Add: General and administrative expenses (1)	26,713	25,300
Less: Other income, net	(265)	(548)
Segment Adjusted EBITDA (2)	57,300	56,284

Sales of VOIs and financing	34,727	35,733
Resort operations and club management	22,573	20,551
Segment Adjusted EBITDA (2)	$57,300	$56,284

(1)Included in general and administrative expenses for the three months ended March 31, 2023 is $1.5 million of share-based compensation. There was $0.7 million of share-based compensation expense during the three months ended March 31, 2022.

(2) See Management’s Discussion and Analysis of Financial Condition and Results of Operations for information regarding Adjusted EBITDA, including the definition of Adjusted EBITDA.

15. Subsequent Events

In April 2023, Bluegreen/Big Cedar Vacations purchased a resort in Branson, Missouri for $7.1 million. The transaction was accounted for as an asset acquisition with the purchase price to be allocated to VOI inventory in the Company’s unaudited consolidated balance sheet.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, including the Company’s audited consolidated financial statements and related notes contained therein.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include all statements that do not relate strictly to historical or current facts and can be identified by the use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans,” “believes,” “projects,” “predicts,” “seeks,” “will,” “should,” “would,” “may,” “could,” “outlook,” “potential,” and similar expressions or words and phrases of similar import. Forward-looking statements speak only of the date made and include, among others, statements relating to the Company’s future financial performance, business prospects and strategy, anticipated financial position, liquidity and capital needs, industry, market, and general economic conditions and trends, including rising interest rates, inflation, and decreases in discretionary spending and the impact thereof on the Company. These statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. Actual results may differ materially from those expressed in, or implied by, the forward-looking statements as a result of various factors, including, among others, the following:

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

•risks associated with the adverse impact of economic conditions, including, supply chain constraints, labor shortages, rising interest rates, decreases in discretionary spending, and inflationary trends on the Company’s operations and results, including its sales of vacation packages, the price and liquidity of the Company’s Class A Common Stock and Class B Common Stock, the performance of the Company’s vacation ownership interest (“VOI”) notes receivable, and the Company’s ability to obtain additional capital, including the risk that if the Company needs or otherwise believes it is advisable to issue debt or equity securities or to incur indebtedness in order to fund the Company’s operations or investments, it may not be able to issue any such securities or obtain such indebtedness on favorable terms, or at all, and any issuance could result in the dilution of the interests of the Company’s current shareholders;

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

•risks related to potential business expansion or the pursuit of other strategic opportunities, such as potential resort, land and development activity acquisitions, including that they may involve significant costs and the incurrence of significant indebtedness and may not be successful and that the Company’s efforts and expenses, including those aimed at enhancing the experience of Bluegreen Vacation Club Members, may be greater than anticipated and may not result in the benefits anticipated;

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

•adverse changes to, expirations or terminations of, or interruptions in, and other risks relating to the Company’s business and strategic relationships, management contracts, exchange networks or other strategic marketing alliances, including the expiration of the Company’s marketing relationship with Bass Pro at the end of 2024 and the impact thereof on the Company including Bluegreen/Big Cedar Vacations Subsidiary (which is a joint venture with an affiliate of Bass Pro) or that the relationships with Bass Pro and Choice Hotels may not be as profitable as anticipated, or at all, or otherwise not result in the anticipated benefits;

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

•risks associated with the Company’s customers’ compliance with their payment obligations under financing provided by the Company, including due to rising interest rates, inflationary trends, and the increased presence and efforts of “timeshare-exit” firms; the risk that actions which the Company has taken or may take in response to the efforts of “timeshare-exit” firms may not be successful; and the impact of defaults on the Company’s operating results and liquidity position;

•risks associated with the ratings of third-party rating agencies, including the impact of any downgrade on the Company’s ability to obtain, renew or extend credit facilities, or otherwise raise funds;

•changes in the Company’s business model and marketing efforts, plans or strategies, which may cause marketing expenses to increase or adversely impact its operating results and financial condition, and such expenses as well as the Company’s investments, including investments in new and expanded sales offices, and other sales and marketing initiatives, including screening method, and data driven analysis, may not result in the benefits anticipated;

•risks associated with technology and factors which may impact the Company’s telemarketing efforts, including cell phone technologies that identify or block marketing vendor calls and regulatory changes;

•risks associated with the Company’s relationships with third-party developers, including that third-party developers who provide VOIs to be sold by the Company pursuant to fee-based or just-in-time arrangements may not provide VOIs when planned and that may not fulfill their obligations to the Company or to the homeowners’ associations that maintain the resorts they developed;

•risks associated with legal proceedings and regulatory proceedings, examinations or audits of the Company’s operations, including claims of noncompliance with applicable regulations or for development related defects, and the impact they may have on the Company’s financial condition and operating results;

•risks associated with the audit of the Company’s federal income tax return for the year ended December 31, 2020 and any other audits of the Company or its subsidiaries’ tax returns, including that they may result in the imposition of additional taxes;

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

•the updating of, and developments with respect to, information technology and computer systems, including the cost of updating technology and the impact that any failure to keep pace with developments in technology could have on the Company’s operations or competitive position, and the Company’s information technology expenditures may not result in the expected benefits;

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

Company Overview

The Company is the holding company for Bluegreen, a leading vacation ownership company that markets and sells VOIs and manages resorts in popular leisure and urban destinations.

As of March 31, 2023, the Company had total consolidated assets of approximately $1.4 billion and equity of approximately $257.4 million.

Segment Results

The Company reports the results of its business activities through the following reportable segments: Sales of VOIs and Financing; and Resort Operations and Club Management.

Information regarding income before income taxes by reportable segment is set forth in the table below:

	For the Three Months Ended March 31,
	2023	2022
(in thousands)
Sales of VOIs and financing	$32,673	$34,084
Resort operations and club management	22,415	20,368
Bluegreen corporate and other	(32,486)	(27,104)
BVH corporate	(2,718)	(1,950)
Income before income taxes	19,884	25,398
Provision for income taxes	(4,479)	(6,190)
Net income	15,405	19,208
Less: Net income attributable to noncontrolling interest	3,906	3,220
Net income attributable to shareholders	$11,499	$15,988

Executive Overview

Bluegreen is a leading vacation ownership company that markets and sells VOIs and manages resorts in popular leisure and urban destinations. As of March 31, 2023, Bluegreen’s resort network included 47 Club Resorts (resorts in which owners in the Bluegreen Vacation Club (“Vacation Club”) have the right to use most of the units in connection with their VOI ownership) and 23 Club Associate Resorts (resorts in which owners in the Vacation Club have the right to use a limited number of units in connection with their VOI ownership). These Club Resorts and Club Associate Resorts are primarily located in high-volume, “drive-to” vacation locations, including Orlando, Las Vegas, the Smoky Mountains, Myrtle Beach, Charleston, the Branson, Missouri area, and New Orleans, among others. Through Bluegreen’s points-based system, the approximately 217,000 owners in the Vacation Club have the flexibility to stay at units available at any of Bluegreen’s resorts and have access to over 11,400 other hotels and resorts through partnerships and exchange networks. Bluegreen’s sales and marketing platform is supported by marketing relationships with nationally-recognized consumer brands, such as Bass Pro and Choice Hotels. The Company believes these marketing relationships have helped generate sales within its core demographic.

VOI Sales and Financing

Bluegreen’s primary business is the marketing and sale of deeded VOIs. Customers who purchase these VOIs receive an allotment of points, which can be redeemed for stays at one of Bluegreen’s resorts or at 11,400 other hotels and resorts available through partnerships and exchange networks. Bluegreen’s goal is to employ a flexible model with a mix of sales of owned, acquired or developed VOIs and sales of VOIs on behalf of third-party developers, as determined by management to be appropriate from time to time based on market and economic conditions, available cash, and other factors. When sales of VOIs are made on behalf of third-party developers, Bluegreen generally receives fees from the sale and marketing of their VOIs without incurring the significant upfront capital investment generally associated with resort acquisition or development. While fee-based sales typically do not require an initial investment or involve development financing risk, sales of Bluegreen owned inventory typically result in a greater contribution to EBITDA and Adjusted EBITDA. Both Bluegreen owned VOI sales and fee-based VOI sales result in recurring, incremental and long-term fee streams by adding owners to the Vacation Club and new resort management contracts. Fee-based sales of VOIs comprised 11% and 24% of system-wide sales of VOIs during the three months ended March 31, 2023 and 2022, respectively, reflecting management’s decision to increase its focus on the sale of Bluegreen developed VOIs. In connection with sales of VOIs, Bluegreen also generates interest income by providing financing to qualified purchasers. Collateralized by the underlying VOIs, Bluegreen’s loans are generally structured as 10-year, fully-amortizing loans with a fixed interest rate ranging from approximately 12% to approximately 18% per annum. As of March 31, 2023, the weighted-average interest rate on the Company’s VOI notes receivable was 15.3%. In addition, the Company earns fees for various other services it provides, including title and escrow services in connection with the closing of VOI sales, and mortgage servicing. During the first quarter of 2023, Bluegreen commenced VOI sales operations at Bluegreen’s Bayside Resort & Spa in Panama City Beach, Florida.

Resort Operations and Club Management

Bluegreen has entered into management agreements with the HOAs that maintain most of the resorts in Bluegreen’s Vacation Club and earns fees for providing management services to those HOAs and the approximately 217,000 Vacation Club owners. These resort management services include providing or oversight of front desk operations, housekeeping services, maintenance, and certain accounting and administration functions. Bluegreen’s management contracts generally yield recurring cash flows and do not have the traditional risks associated with hotel management contracts that are generally linked to daily rate or occupancy. Bluegreen’s management contracts are typically structured as “cost-plus,” with an initial term of three years and automatic one-year renewals. In connection with the management services provided to the Vacation Club, Bluegreen manages the reservation system and provides owner, billing and collection services.

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

Reportable Segments Results of Operations

Adjusted EBITDA Attributable to Shareholders for the three months ended March 31, 2023 and 2022:

The Company considers Segment Adjusted EBITDA in connection with its evaluation of its business segments as described in Note 14 “Segment Reporting” to the Company’s unaudited consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q. See above for a discussion of the definition of Adjusted EBITDA and related measures, how management uses it to manage its business and material limitations on its usefulness. The following tables set forth Segment Adjusted EBITDA, Adjusted EBITDA, Adjusted EBITDA Attributable to Shareholders, EBITDA and a reconciliation of EBITDA, Adjusted EBITDA, and Adjusted EBITDA Attributable to Shareholders to net income, the most comparable GAAP financial measure:

	For the Three Months Ended March 31,
	2023	2022
(in thousands)
Adjusted EBITDA - sales of VOIs and financing	$34,727	$35,733
Adjusted EBITDA - resort operations and club management	22,573	20,551
Total Segment Adjusted EBITDA	57,300	56,284
Less: Bluegreen's Corporate and other	(22,713)	(21,492)
Less: BVH Corporate and other	(537)	(468)
Adjusted EBITDA	34,050	34,324
Less: Adjusted EBITDA attributable to non-controlling interest	(3,963)	(3,269)
Total Adjusted EBITDA attributable to shareholders	$30,087	$31,055

	For the Three Months Ended March 31,
	2023	2022
(in thousands)
Net income attributable to shareholders	$11,499	$15,988
Net income attributable to the non-controlling interest in Bluegreen/Big Cedar Vacations	3,906	3,220
Net Income	15,405	19,208
Add: Depreciation and amortization	3,972	3,922
Less: Interest income (other than interest earned on VOI notes receivable)	(872)	(62)
Add: Interest expense - corporate and other	9,628	4,364
Add: Provision for income taxes	4,479	6,190
EBITDA	32,612	33,622
Add: Share-based compensation expense (1)	1,457	746
Gain on assets held for sale	(19)	(44)
Adjusted EBITDA	34,050	34,324
Adjusted EBITDA attributable to the non-controlling interest	(3,963)	(3,269)
Adjusted EBITDA attributable to shareholders	$30,087	$31,055

(1)Share-based compensation expense for the three months ended March 31, 2023 and 2022 related to restricted stock awards granted in each respective period as described in Note 10 “Equity” to the Company’s unaudited consolidated financial statements included in Item 1 of this quarterly report on Form 10-Q.

System-wide sales of VOI include Bluegreen owned VOI sales and fee-based VOI sales. The following table reconciles system-wide sales of VOIs to gross sales of VOIs, the most comparable GAAP financial measure.

	For the Three Months Ended March 31,
(in thousands)	2023	2022
Gross sales of VOIs	$148,859	$115,607
Add: Fee-Based sales	18,087	35,937
System-wide sales of VOIs	$166,946	$151,544

For the three months ended March 31, 2023 compared to the three months ended March 31, 2022

Sales of VOIs and Financing

	For the Three Months Ended March 31,
	2023		2022
	Amount	% of System-wide sales of VOIs (5)	Amount	% of System-wide sales of VOIs (5)
(in thousands)
Bluegreen owned VOI sales (1)	$148,859	89	$115,607	76
Fee-Based VOI sales	18,087	11	35,937	24
System-wide sales of VOIs	166,946	100	151,544	100
Less: Fee-Based sales	(18,087)	(11)	(35,937)	(24)
Gross sales of VOIs	148,859	89	115,607	76
Provision for loan losses (2)	(25,246)	(17)	(16,579)	(14)
Sales of VOIs	123,613	74	99,028	65
Cost of VOIs sold (3)	(15,331)	(12)	(11,841)	(12)
Gross profit (3)	108,282	88	87,187	88
Fee-Based sales commission revenue (4)	11,691	65	24,084	67
Financing revenue, net of financing expense	21,121	13	18,741	12
Other expense	(699)	0	(152)	0
Other fee-based services, title operations and other, net	1,285	1	2,130	1
Net carrying cost of VOI inventory	(4,981)	(3)	(4,056)	(3)
Selling and marketing expenses	(92,527)	(55)	(83,889)	(55)
General and administrative expenses - sales and marketing	(11,499)	(7)	(9,961)	(7)
Operating profit - sales of VOIs and financing	32,673	20%	34,084	22%
Add: Depreciation and amortization	2,035		1,649
Add: Loss on sale of assets	19		—
Adjusted EBITDA - sales of VOIs and financing	$34,727		$35,733

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

System-wide sales of VOIs. System-wide sales of VOIs were $166.9 million and $151.5 million during the three months ended March 31, 2023 and 2022, respectively. System-wide sales of VOIs are driven by the number of guests attending a timeshare sale presentation (a “guest tour”) and our ability to convert such guest tours into purchases of VOIs. The number of guest tours is driven by the number of existing owner guests Bluegreen has staying at a resort with a sales center who agree to attend a sales presentation and the number of new guest arrivals, the majority of which are utilizing a vacation package. During the three months ended March 31, 2023, we experienced an increase in the number of existing owner tours and a slight reduction in new guest tours, which contributed to an overall 6% increase in the total number of guest tours compared to the three months ended March 31, 2022. In addition, the average sales volume per guest increased 4% during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The average sales volume per guest increase in the three months ended March 31, 2023 was driven by an 8% increase in the average sales price per transaction during the three months ended March 31, 2023 compared to the three months ended March 31, 2022, partially offset by a 70 basis-point decrease in the sale-to-tour conversion rate during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 as we continued to focus on larger transaction sizes.

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

Sales of VOIs. Sales of VOIs were $123.6 million and $99.0 million during the three months ended March 31, 2023 and 2022, respectively. Sales of VOIs were impacted by the factors described in the discussion of system-wide sales of VOIs above and the proportion of Fee-Based VOI sales and the provision for loan losses. Gross sales of VOIs were reduced by $25.2 million and $16.6 million during the three months ended March 31, 2023 and 2022, respectively, for the provision for loan losses. The provision for loan losses varies based on the amount of financed, non-fee-based sales during the period and changes in estimates of future VOI notes receivable performance for existing and newly originated loans. The provision for loan losses as a percentage of gross sales of VOIs was 17% and 14% during the three months ended March 31, 2023 and 2022, respectively. The increase in the provision for loan losses as a percentage of gross sales of VOIs during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 is due to a higher proportion of VOI sales financed by us, which results in a higher provision for loan losses. We are actively seeking to grow our VOI notes receivable portfolio in an effort to generate additional interest income.

The average annual default rates and delinquency rates (more than 30 days past due) on our VOI notes receivable were as follows:

	For the Twelve Months Ended March 31,
	2023	2022

Average annual default rates (1)	8.98%	8.19%

	As of March 31,
	2023	2022

Delinquency rates (1)	3.84%	2.82%

(1)The average annual default rates in the table above includes VOIs which have been defaulted but had not yet charged off due to the provisions of certain of our receivable-backed notes payable transactions, as well as certain VOI loans over 127 days past due where we received cease and desist letters from attorneys and other third-party exit firms.  Accordingly, these are excluded for purposes of calculating the delinquency rates above.

The following table sets forth certain information for system-wide sales of VOIs for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,
	2023	2022	Change
(dollars in thousands)
Number of sales centers open at period-end	25	24	4%
Total number of VOI sales transactions	7,615	7,514	1%
Average sales price per transaction	$21,916	$20,226	8%
Number of total guest tours	51,749	48,861	6%
Sale-to-tour conversion ratio– total marketing guests	14.7%	15.4%	(70)	bp
Number of existing owner guest tours	28,097	24,841	13%
Sale-to-tour conversion ratio–existing owners	15.5%	16.8%	(130)	bp
Number of new guest tours	23,652	24,020	(2)%
Sale-to-tour conversion ratio– new guests	13.8%	13.9%	(10)	bp
Percentage of sales to existing owners	61.1%	57.0%	410	bp
Average sales volume per guest	$3,225	$3,110	4%

Cost of VOIs Sold. During the three months ended March 31, 2023 and 2022, cost of VOIs sold was $15.3 million and $11.8 million, respectively. Cost of VOIs sold as a percentage of sales was 12% during both the three months ended March 31, 2023 and 2022. Cost of VOIs sold as a percentage of sales of VOIs varies between periods based on the relative costs of the specific VOIs sold in each period and the size of the point packages of the VOIs sold (due to offered volume discounts, including consideration of cumulative sales to existing owners). Additionally, the effect of changes in estimates under the relative sales value method, including estimates of sales, future defaults, upgrades and incremental revenue from the resale of repossessed VOI inventory, are reflected on a retrospective basis in the period the change occurs. During the first quarter of 2023, true ups favorably impacted cost of VOIs sold by approximately $1.7 million, as compared to a favorable impact of approximately $0.4 million during the first quarter of 2022. Beginning in June 2022, we reinstated certain equity trade programs that were discontinued during 2020 that allow owners to use the equity in an existing VOI towards the purchase of additional VOI inventory. Cost of sales is typically favorably impacted in periods where a significant amount of Secondary Market VOI inventory is acquired or actual defaults and equity trades are higher than anticipated and the resulting change in estimate is recognized.

Fee-Based Sales Commission Revenue. During the three months ended March 31, 2023 and 2022, Bluegreen sold $18.1 million and $35.9 million, respectively, of third-party VOI inventory under commission arrangements and earned sales and marketing commissions of $11.7 million and $24.1 million, respectively, in connection with those sales. The decrease in sales of third-party developer inventory on a commission basis during the 2023 period reflected Bluegreen’s increased focus on selling Bluegreen owned VOIs. Bluegreen earned an average sales and marketing commission of 65% and 67% during the three months ended March 31, 2023 and 2022, respectively, which is net of a reserve for commission refunds in connection with early defaults and cancellations pursuant to the terms of certain fee-based service arrangements. Bluegreen typically recognizes a sales and marketing commission between 65% and 68% on sales of third-party VOI inventory.

Financing Revenue, Net of Financing Expense — Sales of VOIs. Interest income on VOIs notes receivable was $28.0 million and $22.1 million during the three months ended March 31, 2023 and 2022, respectively, which was partially offset by interest expense on receivable-backed debt of $6.8 million and $3.4 million, respectively. The increase in finance revenue, net of finance expense in the 2023 period as compared to the 2022 period is primarily due to higher VOI notes receivable balances due to continued VOI sales growth and Bluegreen’s efforts to increase the amount of VOI sales that it finances, partially offset by higher outstanding receivable-backed debt balances and higher interest rates on such debt.

Other Fee-Based Services — Title Operations, net. During both the three months ended March 31, 2023 and 2022, revenue from title operations was $3.1 million. Revenue from title operations was partially offset by expenses directly related to title operations of $1.8 million and $1.0 million during the three months ended March 31, 2023 and 2022, respectively. Resort title fee revenue varies based on VOI sales volumes as well as the title costs in the jurisdictions where the inventory being sold is located.

Net Carrying Cost of VOI Inventory. The gross carrying cost of VOI inventory was $9.6 million and $10.3 million during the three months ended March 31, 2023 and 2022, respectively, which was partially offset by rental and sampler revenues of $4.6 million and $6.2 million, respectively. The increase in net carrying costs of VOI inventory was primarily related to lower sampler revenue, partially offset by lower maintenance fees and developer subsidies associated with the decrease in VOI inventory. Recent and planned acquisitions of VOI inventory are expected to increase developer subsidy in the near future. There is no assurance that any future acquisition will be completed or successful. In certain circumstances, marketing costs are offset by using inventory for marketing guest stays.

Selling and Marketing Expenses. Selling and marketing expenses were $92.5 million and $83.9 million during the three months ended March 31, 2023 and 2022, respectively. Sales to existing owners, which are generally more profitable than sales to new customers, increased from 57% of system-wide sales in the first quarter of 2022 to 61% in the first quarter of 2023. The efficiency generated through a higher owner mix was offset by costs incurred to invest in and expand our sales and marketing operations to ensure we are properly staffed for anticipated sales volume as well as the opening of a sales office and commencement of VOI sales at Bluegreen’s Bayside Resort & Spa in Panama City Beach, Florida.

As previously disclosed, Bluegreen transitioned its kiosks at certain Cabela’s stores to an unmanned, virtual format as of January 1, 2023 and exited certain kiosks at malls. Even with this reduction of locations, Bluegreen’s vacation marketing programs generated 40,780 vacation packages during the first quarter of 2023. This reflects a decrease of approximately 3% in vacation package sales as compared to the first quarter of 2022.

The following table sets forth certain new customer marketing information, excluding sampler and other returning owner vacation packages, for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,
	2023	2022	% Change
Number of Bass Pro and Cabela's marketing locations at period-end (1)	129	128	1
Number of vacation packages outstanding, beginning of the period (2)	165,240	187,244	(12)
Number of vacation packages sold	40,780	41,990	(3)
Number of vacation packages outstanding, end of the period (2)	166,597	200,627	(17)
% of Bass Pro vacation packages at period end	45%	45%	—
% of Cabela's vacation packages at period end	17%	19%	(11)
% of Choice Hotel vacation packages at period end	29%	24%	21
% of Other vacation packages at period end	10%	12%	(17)

(1)As of January 1, 2023, 23 of our Cabela’s marketing locations were converted to unmanned, virtual kiosks

(2)Excludes vacation packages sold to customers more than one year prior to the period presented and vacation packages sold to customers who had already toured and purchased a VOI.

In addition to vacation packages sold to new prospects, we also sell vacation packages to customers who have already toured, some of whom purchased a VOI, and have indicated they would tour again. As of March 31, 2023, the pipeline of such packages was approximately 15,800. There is no assurance that such packages will convert to sales at historical or expected levels.

General and Administrative Expenses — Sales and Marketing Operations. General and administrative expenses, representing expenses directly attributable to sales and marketing operations, were $11.5 million and $10.0 million during the three months ended March 31, 2023 and 2022, respectively. As a percentage of system-wide sales of VOIs, general and administrative expenses directly attributable to sales and marketing operations were 7% during both the three months ended March 31, 2023 and 2022.

Resort Operations and Club Management

	For the Three Months Ended March 31,
(dollars in thousands)	2023		2022
Resort operations and club management revenue	$51,563		$46,189
Resort operations and club management expense	(29,148)		(25,821)
Operating profit - resort operations and club management	22,415	43%	20,368	44%
Add: Depreciation and amortization	156		183
Add: loss on sale of assets	2		—
Adjusted EBITDA - resort operations and club management	$22,573		$20,551

Resort Operations and Club Management Revenue. Resort operations and club management revenue increased 12% during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. Cost reimbursement revenue, which consists of payroll and other operating expenses which we incur and pass through to the HOAs, increased 18% during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The increase in cost reimbursement revenue was primarily attributable to an increase in headcount and higher wages. Excluding cost reimbursement revenue, resort operations and club management revenues increased 7% during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to an increase in management fees commensurate with higher resort operating costs and an additional resort management contract. Our resort network included a total of 70 and 68 Club and Club Associate Resorts as of March 31, 2023 and 2022, respectively. We managed 51 and 49 resort properties as of March 31, 2023 and 2022, respectively.

Resort Operations and Club Management Expense. During the three months ended March 31, 2023, resort operations and club management expense increased 13% compared to the three months ended March 31, 2022. The increase was primarily due to increased compensation costs incurred during the first quarter of 2023 as a result of higher staffing levels and a competitive labor market.

Bluegreen Corporate and Other

	For the Three Months Ended March 31,
(dollars in thousands)	2023	2022
General and administrative expenses - corporate and other	$(26,107)	$(24,801)
Other income, net	197	517
Gain on assets held for sale	(40)	(44)
Add: Depreciation and amortization	1,781	2,090
Add: Share-based compensation and other	1,457	746
Adjusted EBITDA - Corporate and other	$(22,712)	$(21,492)

General and Administrative Expenses — Corporate and Other. General and administrative expenses directly attributable to corporate overhead were $26.1 million during the three ended March 31, 2023, compared to $24.8 million during the three months ended March 31, 2022. The increase during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 was primarily due to higher legal fees associated with the actions of, and claims against, exit firms and other litigation as described further in Note 9 to the Company’s unaudited consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, as well as higher insurance and information technology costs.

Interest Expense.  Interest expense unrelated to receivable-backed debt was $7.4 million during the three months ended March 31, 2023, compared to $2.9 million during the three months ended March 31, 2022. The increase in such interest expense during the three months ended March 31, 2023 was primarily due to the higher weighted-average cost of borrowing and higher weighted average outstanding borrowings, as compared to the three months ended March 31, 2022. The weighted average cost of borrowing excluding receivable-backed debt as of March 31, 2023 was approximately 9.5% compared to approximately 5.2% as of March 31, 2022.

Net Income Attributable to Non-Controlling Interest. The Company includes in its consolidated financial statements the results of operations and financial condition of Bluegreen/Big Cedar Vacations, Bluegreen’s 51%-owned subsidiary. Net income attributable to non-controlling interest is the portion of Bluegreen/Big Cedar Vacations that is attributable to Big Cedar LLC, which holds the remaining 49% interest in Bluegreen/Big Cedar Vacations. Net income attributable to noncontrolling interest during the three months ended March 31, 2023 was $3.9 million compared to $3.2 million for the three months ended March 31, 2022. The increase in net income attributable to noncontrolling interest for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily reflects higher sales of VOIs and operating profit at Bluegreen/Big Cedar Vacations.

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

Corporate General and Administrative Expenses

BVH’s corporate general and administrative expenses were $0.6 million for the three months ended March 31, 2023, and $0.5 million for the three months ended March 31, 2022, and consist primarily of costs associated with BVH being a publicly traded company (including, but not limited to, executive compensation, shareholder relations, and legal and audit expenses).

Interest Expense

BVH’s interest expense for the three months ended March 31, 2023 was $2.2 million compared to $1.5 million during the three months ended March 31, 2022. Interest expense for both the three months ended March 31, 2023 and 2022, includes $0.8 million of interest expense on the note payable to BBX Capital issued in connection with the spin-off of BBX Capital in September 2020.

Provision for Income Taxes from Continuing Operations

The provision for income taxes was $4.5 million for the three months ended March 31, 2023, compared to $6.2 million during the three months ended March 31, 2022. The Company’s effective income tax rate was 28% for both the three months ended March 31, 2023 and 2022. The effective income tax rate differed from the expected federal income tax rate of 21% due to the impact of the Company’s nondeductible executive compensation and state income taxes.

Changes in Financial Condition

The following table summarizes the Company’s cash flows for the periods indicated (in thousands):

	For the Three Months Ended March 31,
	2023	2022

Net cash (used in) provided by operating activities	$(23,748)	$29,492
Net cash used in investing activities	(3,924)	(4,895)
Net cash provided by financing activities	11,642	18,028
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(16,030)	$42,625

Cash Flows from Operating Activities

The Company’s operating cash flow decreased $53.2 million during the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily reflecting the following:

•an increase in our VOI notes receivable portfolio;

•an increase in interest paid on borrowings; and

•timing of the payment of certain operating expenses during the 2023 period.

Cash Flows from Investing Activities

Cash used in investing activities was $3.9 million and $4.9 million during the three months ended March 31, 2023 and 2022, respectively, and consisted primarily of spending on IT equipment and sales office expansions and renovations.

Cash Flows from Financing Activities

Cash provided by financing activities decreased $6.4 million during the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to a $9.3 million decrease in net borrowings in the 2023 period and $3.4 million of dividends paid during the 2023 period with no such dividends in the 2022 period. Further, the Company repurchased $4.7 million of shares of its common stock in the 2022 period with no such repurchases in the 2023 period.

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

Liquidity and Capital Resources

BVH Parent Company

BVH, at its parent company level, is a holding company with limited operations. It currently expects to incur approximately $2.0 million annually in executive compensation expenses and public company costs and annual interest expense of approximately $7.0 million to $7.5 million associated with the junior subordinated debentures issued by Woodbridge, a wholly owned subsidiary of BVH, and BVH’s note payable to BBX Capital, each as described below. These amounts are based on current expectations and assumptions, currently available information and, with respect to interest expense on Woodbridge’s junior subordinated debentures, interest rates as of March 31, 2023. Such assumptions and expectations may not prove to be accurate, interest rates may continue to increase and, accordingly or otherwise, actual expenses may exceed the amounts expected.

As of March 31, 2023, BVH, excluding its subsidiaries, had cash and cash equivalents of approximately $1.5 million. Its primary source of liquidity for the foreseeable future is expected to be its available cash, cash equivalents, and distributions from Bluegreen. BVH is dependent on the payment of distributions from Bluegreen to fund its operations and debt service requirements in future periods. There is no assurance that Bluegreen will pay distributions in the amounts required to fund BVH’s needs or at all.

In connection with the spin-off of BBX Capital in September 2020, BVH issued a $75.0 million note payable to BBX Capital that accrues interest at a rate of 6% per annum and requires payments of interest on a quarterly basis. Under the terms of the note, BVH has the option in its discretion to defer interest payments under the note, with interest on the entire outstanding balance thereafter to accrue at a cumulative, compounded rate of 8% per annum until such time as all accrued payments under the note are brought current, including deferred interest. As of March 31, 2023, the outstanding principal balance on the note was $50.0 million. All outstanding amounts under the note will become due and payable in September 2025 or earlier upon certain other events.

As of March 31, 2023, Woodbridge, had $65.4 million of junior subordinated debentures outstanding as of March 31, 2023. Woodbridge’s junior subordinated debentures accrue interest at a rate of 3-month LIBOR plus a spread ranging from 3.80% to 3.85%, mature between 2035 and 2036, and require interest payments on a quarterly basis.

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

In August 2021, the Company’s board of directors approved a share repurchase program which authorized the repurchase of the Company’s Class A Common Stock and Class B Common Stock at an aggregate cost of up to $40.0 million. In March 2022, the Company’s board of directors approved a $50.0 million increase in the aggregate cost of the Company’s Class A Common Stock and Class B Common Stock that may be repurchased under the program. The Company repurchased and retired 151,232 shares of Class A Common Stock during the three months ended March 31, 2022 for an aggregate purchase price of $4.7 million with no such repurchases during the 2023 period. As of March 31, 2023, $8.3 million remained available for the repurchase of shares under the Company’s share repurchase program.

During the first quarter of 2023, the Company paid a quarterly cash dividend on its Class A and Class B Common stock of $0.20 per share, which totaled $3.4 million in the aggregate. The Company did not pay any dividends during the first quarter of 2022.

Bluegreen

The Company believes that Bluegreen has sufficient liquidity from the sources described below to fund its operations, including its anticipated working capital, capital expenditure, and debt service requirements for the foreseeable future, subject to the success of its operations and initiatives and the ongoing availability of credit.

Bluegreen’s primary sources of funds from internal operations are: (i) cash sales; (ii) down payments on VOI sales which are financed; (iii) proceeds from borrowings collateralized by notes receivable; (iv) cash from finance operations; and (v) net cash generated from sales and marketing fee-based services and other fee-based services, including resort management operations.

The ability to borrow against notes receivable from VOI buyers has been important to Bluegreen’s continued liquidity. A financed VOI buyer is generally only required to pay a minimum of 10% of the purchase price in cash at the time of sale; however, selling, marketing and administrative expenses attributable to the sale are primarily cash expenses that generally exceed a buyer’s minimum required down payment. Accordingly, having financing facilities available to borrow against Bluegreen’s VOI notes receivable has been important to its ability to meet its short and long-term cash needs. Bluegreen has attempted to maintain a number of diverse financing facilities. Historically, Bluegreen has relied on the term securitization market in order to generate liquidity and create capacity in its receivable facilities. In addition, maintaining adequate VOI inventory to sell and pursue growth into new markets requires Bluegreen to use cash on hand or incur debt for the acquisition, construction and development of new resorts. We expect to spend between $140.0 million and $150.0 million in possible acquisitions and development expenditures during the remainder of 2023 which includes development activity at resorts in Missouri, Tennessee, Colorado and Florida. Bluegreen continues to pursue opportunities for new resort or land acquisitions. There is no assurance that any resort, land or development activity or acquisitions will be completed or successful.

Bluegreen has entered into agreements with third-party developers that allow Bluegreen to buy VOI inventory, typically on a non-committed basis, prior to when it intends to sell such VOIs. Bluegreen also enters into secondary market arrangements with certain HOAs and others typically on a non-committed basis, which allows Bluegreen to acquire VOIs generally at a significant discount, as such VOIs are typically obtained by the HOAs through foreclosure in connection with maintenance fee defaults. Acquisition expenditures for JIT and secondary market inventory, both of which are considered Bluegreen-owned inventory, is expected to range between $10.0 million and $15.0 million during the remainder of 2023.

As described above, Bluegreen’s ability to borrow against its VOI notes receivable has historically been a significant source of liquidity. If Bluegreen is unable to renew credit facilities or obtain new credit facilities, Bluegreen’s business, results of operations, liquidity, or financial condition would be materially, adversely impacted.

Bluegreen has $25.0 million of required contractual obligations due to be paid within one year, as well as one financing facility with advance periods that will expire within one year. While there is no assurance that Bluegreen will be successful, Bluegreen intends to seek to renew or extend its debt and extend its advance periods on certain facilities.

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

Credit Facilities for Receivables with Future Availability

Bluegreen maintains various credit facilities with financial institutions which allow Bluegreen to borrow against or sell its VOI notes receivable. As of March 31, 2023, Bluegreen had the following credit facilities with future availability, in each case, subject to the terms and conditions of the applicable facility (dollars in thousands):

	Borrowing Limit as of March 31, 2023	Outstanding Balance as of March 31, 2023	Availability as of March 31, 2023	Advance Period Expiration; Borrowing Maturity as of March 31, 2023	Borrowing Rate; Rate as of March 31, 2023
Liberty Bank Facility	$40,000	$22,455	$17,545	June 2024; June 2026	Prime - 0.50%; floor of 3.00%; 7.25% (1)
NBA Receivables Facility	70,000	26,943	43,057	September 2023; March 2028	30 day LIBOR+2.25%; floor of 3.00%; 6.81% (2)
Pacific Western Facility	50,000	5,082	44,918	September 2024; September 2027	1-month SOFR +2.50%; floor of 2.75%; 7.17% (3)
Syndicated Warehouse Facility	250,000	148,323	101,677	September 2025; September 2026	1-month SOFR +1.75%; floor of 2%; 6.42% (4)

	$410,000	$202,803	$207,197

(1)Recourse is limited to $5.0 million, subject to certain exceptions.

(2)Borrowings accrue interest at one-month LIBOR plus 2.25% (with an interest rate floor of 3.00%). Recourse to Bluegreen/Big Cedar Vacations is limited to $10.0 million, subject to certain exceptions.

(3)Recourse is limited to $7.5 million, subject to certain exceptions.

(4)Borrowings accrue interest at a rate equal to one-month SOFR plus 1.75% The interest rate will increase to the applicable rate plus 2.75% upon the expiration of the advance period.

See Note 10 to the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2022 for additional information with respect to Bluegreen’s receivable-backed notes payable facilities.

Other Credit Facilities

Fifth Third Syndicated Line-of-Credit and Fifth Third Syndicated Term Loan. Bluegreen’s has a corporate credit facility which included a $100.0 million term loan (the “Fifth Third Syndicated Loan”) with quarterly amortization requirements and a $200.0 million revolving line of credit (the “Fifth Third Syndicated LOC”) as of March 31, 2023. Borrowings generally bear interest at a rate of term SOFR plus 1.75-2.50% and a 0.05%-0.10% credit spread adjustment, depending on Bluegreen’s leverage ratio. The corporate credit facility matures on February 2027. Borrowings are collateralized by certain VOI inventory, sales center buildings, management fees, short-term receivables and cash flows from residual interests relating to certain term securitizations. As of March 31, 2023, outstanding borrowings under the facility totaled $155.0 million, including $95.0 million under the Fifth Third Syndicated Term Loan with an interest rate of 6.75%, and $60.0 million under the Fifth Third Syndicated Line of Credit with an interest rate of 6.56%.

Panama City Acquisition Loan. On October 4, 2022, Bluegreen purchased the property and other assets of a resort located in Panama City, FL for approximately $78 million. In connection with this acquisition, Bluegreen entered into a non-revolving acquisition loan (the “Panama City Acquisition Loan”) with National Bank of Arizona (“NBA”) for the acquisition and renovation of the resort. The Panama City Acquisition Loan provides for advances of up to $96.6 million, provided, however, that the total advances may not exceed 70% of the acquisition and renovation costs. Advances may be made during a 36-month advance period. Approximately $54.5 million was advanced at closing for the acquisition of the resort. The remainder of the purchase price was paid in cash. Principal payments will be effected through release payments from sales of the completed VOIs, subject to a minimum amortization schedule, with the remaining balance due at maturity in October 2027. Borrowings under the Panama City Acquisition Loan bear interest at an annual rate equal to one-month Term SOFR plus 2.25%, subject to a floor of 2.40%. Recourse is limited to 22.5% of the principal and interest outstanding, with decreases based on achieving certain milestones and subject to certain exceptions. As of March 31, 2023, outstanding borrowings under the facility totaled $54.5 million.

Bluegreen also has outstanding obligations under various securitizations that have no remaining future availability as the advance periods have expired.

Commitments

The following table summarizes the contractual minimum principal and interest payments required on all of the Company’s outstanding debt and non-cancelable operating leases by period due date, as of March 31, 2023 (in thousands):

	Payments Due by Period
Contractual Obligations	Less than 1 year	1 – 3 Years	4 – 5 Years	After 5 Years	Unamortized Debt Issuance Costs	Total

Receivable-backed notes payable	$—	$10,912	$191,890	$290,379	$(4,724)	$488,457
Bluegreen notes payable and other borrowings	16,000	50,000	143,500	—	(1,953)	207,547
BVH note payable to BBX Capital, Inc.	—	50,000	—	—	—	50,000
Jr. subordinated debentures (1)	—	—	—	170,897	(911)	169,986
Noncancelable operating leases (2)	5,010	5,407	3,737	21,512	—	35,666
Bass Pro Settlement (3)	4,000	—	—	—	—	4,000
Contractual interest (4)	56,882	108,819	70,278	213,529	—	449,508
Total contractual obligations	$81,892	$225,138	$409,405	$696,317	$(7,588)	$1,405,164

(1)Amounts do not include purchase accounting adjustments for junior subordinated debentures of $33.7 million.

(2)Amounts represent the cash payment for leases and include interest of $9.4 million.

(3)Represents the $4.0 million annual cash payments to be made to Bass Pro during 2024 pursuant to the June 2019 settlement agreement and include imputed interest of $0.3 million.

(4)Assumes that the scheduled minimum principal payments are made in accordance with the table above and the interest rate on variable rate debt remains the same as the rate at March 31, 2023.

The future commitments of BVH relate to Woodbridge’s junior subordinated debentures and BVH’s note payable to BBX Capital, including interest thereon. BVH will rely primarily on cash on hand and cash equivalents, as well as dividends, if any, that may be paid by Bluegreen in the future, in order to satisfy the principal payments required on its contractual obligations. As discussed above, while BVH believes that it will have sufficient cash and cash equivalents to fund its operations for the foreseeable future, it will be dependent on the payment of distributions by Bluegreen to fund its operations in future periods. There is no assurance that Bluegreen will pay distributions in amounts required to fund BVH’s needs or at all.

In lieu of paying maintenance fees for unsold VOI inventory, Bluegreen may enter into subsidy agreements with certain HOAs. During the three months ended March 31, 2023 and 2022, Bluegreen made payments related to such subsidies of $3.4 million and $1.5 million, respectively, which are included within cost of other fee-based services in the Company’s unaudited consolidated statements of operations and comprehensive income. As of March 31, 2023, and December 31, 2022, Bluegreen had $6.3 million and $0.6 million, respectively, accrued for such subsidies, which is included in accrued liabilities and other in the unaudited consolidated balance sheet as of such dates. Bluegreen’s subsidies have been and may continue to be affected by adverse trends including rising insurance rates and inflation.

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

As previously disclosed, Bluegreen has an exclusive marketing agreement through 2024 with Bass Pro that provides the Company with the right to market and sell vacation packages at kiosks in each of Bass Pro’s retail locations and through other means. During 2019, Bluegreen entered into a settlement agreement and revised marketing arrangement with Bass Pro and its affiliates. Pursuant to the Settlement Agreement, Bluegreen agreed to make five annual payments to Bass Pro of $4.0 million, which commenced in January 2020. Additionally, in lieu of the previous commission arrangement, Bluegreen agreed to pay Bass Pro a fixed annual fee for each Bass Pro and Cabela’s retail store that Bluegreen accessed or was required to access and an amount per net vacation package sold. As of March 31, 2023, Bluegreen had sales and marketing operations at a total of 129 Bass Pro Shops and Cabela’s Stores. As of January 1, 2023, Bluegreen transitioned its kiosks at certain Cabela’s stores to an unmanned, virtual format. As of March 31, 2023 and December 31, 2022, $3.5 million and $3.8 million, respectively, was included in accrued liabilities and other in the unaudited consolidated balance sheets for the remaining payments required by the settlement agreement.

Off-balance-sheet Arrangements

As of March 31, 2023, the Company did not have any “off-balance sheet” arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The primary impact of rising interest rates on the Company is the increased cost of borrowings associated with its variable-rate debt. As of March 31, 2023, the Company had $546.6 million of variable-rate debt outstanding and $389.3 million of unused borrowing capacity under its credit facilities. Based on the balances at March 31, 2023, a hypothetical 1% increase in interest rates would increase the annual amount of interest payable by approximately $5.5 million and would increase the cost of borrowings drawn on available capacity by $0.8 million for every $10.0 million of incremental borrowings.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and its Chief Financial Officer, conducted an evaluation of the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2023. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act has been recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and has been accumulated and communicated to its management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2023, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no material changes in the Company’s material legal proceedings from those disclosed in the “Legal Proceedings” section of its Annual Report on Form 10-K for the year ended December 31, 2022, other than as described in Note 9 to the unaudited consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q, which is incorporated into this Item by reference.

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

BLUEGREEN VACATIONS HOLDING CORPORATION

May 4, 2023	By:/s/ Alan B. Levan
Alan B. Levan
Chairman of the Board, Chief Executive Officer and President

May 4, 2023	By: /s/ Raymond S. Lopez
Raymond S. Lopez
Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer