Form 10-Q
period 2023-06-30
Bluegreen Vacations Holding Corp
filed 2023-08-02
CIK 315858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2023

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

The number of shares outstanding of each of the registrant’s classes of common stock as of July 31, 2023 is as follows:

Class A Common Stock of $.01 par value, 13,373,666 shares outstanding

Class B Common Stock of $.01 par value, 3,664,117 shares outstanding

BLUEGREEN VACATIONS HOLDING CORPORATION

FORM 10-Q TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

BLUEGREEN VACATIONS HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

	June 30,	December 31,
	2023	2022
ASSETS
Cash and cash equivalents	$178,740	$175,683
Restricted cash ($27,027 and $19,461 in VIEs at June 30, 2023
and December 31, 2022, respectively)	52,213	50,845
Notes receivable	842,481	763,801
Less: Allowance for loan losses	(223,894)	(211,311)
Notes receivable, net ($392,612 and $354,403 in VIEs
at June 30, 2023 and December 31, 2022, respectively)	618,587	552,490
Vacation ownership interest ("VOI") inventory	447,963	389,864
Property and equipment, net	87,331	85,915
Intangible assets, net	61,293	61,293
Operating lease assets	20,911	22,963
Prepaid expenses	25,566	23,833
Other assets	32,979	35,499
Total assets	$1,525,583	$1,398,385

LIABILITIES AND EQUITY
Liabilities
Accounts payable	$25,843	$21,389
Deferred income	16,828	15,675
Accrued liabilities and other	118,232	110,048
Receivable-backed notes payable - recourse	19,457	20,841
Receivable-backed notes payable - non-recourse (in VIEs)	505,468	440,781
Note payable to BBX Capital, Inc.	35,000	50,000
Note payable and other borrowings	240,355	218,738
Junior subordinated debentures	136,591	136,011
Operating lease liabilities	25,472	27,716
Deferred income taxes	120,275	113,193
Total liabilities	1,243,521	1,154,392
Commitments and Contingencies - See Note 9
Equity
Preferred stock of $0.01 par value; authorized 10,000,000 shares		—
Class A Common Stock of $0.01 par value; authorized 30,000,000 shares;
issued and outstanding 12,204,198 in 2023 and 12,165,825 in 2022	122	122
Class B Common Stock of $0.01 par value; authorized 4,000,000 shares;
issued and outstanding 3,664,117 in 2023 and 2022	37	37
Additional paid-in capital	49,849	46,821
Accumulated earnings	151,277	124,680
Total Bluegreen Vacations Holding Corporation equity	201,285	171,660
Non-controlling interest	80,777	72,333
Total equity	282,062	243,993
Total liabilities and equity	$1,525,583	$1,398,385

See accompanying Condensed Notes to Consolidated Financial Statements - Unaudited

BLUEGREEN VACATIONS HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (UNAUDITED)

(In thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue:
Gross sales of VOIs	$179,685	$170,787	$328,544	$286,395
Provision for loan losses	(29,324)	(26,526)	(54,570)	(43,105)
Sales of VOIs	150,361	144,261	273,974	243,290
Fee-based sales commission revenue	13,881	18,850	25,572	42,934
Other fee-based services revenue	36,045	32,785	69,345	63,991
Cost reimbursements	26,300	16,168	47,669	34,232
Interest income	30,953	23,506	59,788	45,704
Other income, net	3,078	-	3,342	473
Total revenues	260,618	235,570	479,690	430,624
Costs and Expenses:
Cost of VOIs sold	17,387	18,221	32,717	30,063
Cost of other fee-based services	16,667	13,592	31,248	26,354
Cost reimbursements	26,300	16,168	47,669	34,232
Interest expense	17,741	10,356	34,210	18,114
Selling, general and administrative expenses	148,053	149,158	279,492	268,457
Other expense, net	—	68	—	—
Total costs and expenses	226,148	207,563	425,336	377,220
Income before income taxes	34,470	28,007	54,354	53,404
Provision for income taxes	(8,019)	(6,171)	(12,498)	(12,361)
Net income	26,451	21,836	41,856	41,043
Less: Income attributable to noncontrolling interests	4,538	4,052	8,444	7,272
Net income attributable to shareholders	$21,913	$17,784	$33,412	$33,771

Comprehensive income attributable to shareholders	$21,913	$17,784	$33,412	$33,771

Basic earnings per share (1)	$1.38	$0.88	$2.11	$1.65
Diluted earnings per share (1)	$1.34	$0.87	$2.05	$1.63
Basic weighted average number of common shares outstanding	15,868	20,226	15,864	20,500
Diluted weighted average number of common and common equivalent shares outstanding	16,310	20,389	16,278	20,678
Cash dividends declared per Class A and B common share	$0.20	$0.15	$0.40	$0.15

(1)Basic and Diluted EPS are calculated the same for both Class A and B common shares.

See accompanying Condensed Notes to Consolidated Financial Statements - Unaudited.

BLUEGREEN VACATIONS HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

(In thousands)

	Shares of
	Common Stock		Common
	Outstanding		Stock		Additional	Total	Non-
	Class		Class		Paid-in	Accumulated	Shareholders'	Controlling	Total
	A	B	A	B	Capital	Earnings	Equity	Interests	Equity
Balance, December 31, 2022	12,166	3,664	$122	$37	$46,821	$124,680	$171,660	$72,333	$243,993
Dividends	—	—	—	—	—	(3,408)	(3,408)	—	(3,408)
Share-based compensation	—	—	—	—	1,457	—	1,457	—	1,457
Issuance of common stock from vesting restricted stock awards	38	—	—	—	(8)	—	(8)	—	(8)
Net income	—	—	—	—	—	11,499	11,499	3,906	15,405
Balance, March 31, 2023	12,204	3,664	$122	$37	$48,270	$132,771	$181,200	$76,239	$257,439
Dividends	—	—	—	—	—	(3,407)	(3,407)	—	(3,407)
Share-based compensation	—	—	—	—	1,579	—	1,579	—	1,579
Net income	—	—	—	—	—	21,913	21,913	4,538	26,451
Balance, June 30, 2023	12,204	3,664	$122	$37	$49,849	$151,277	$201,285	$80,777	$282,062

	Shares of
	Common Stock		Common
	Outstanding		Stock		Additional		Total	Non-
	Class		Class		Paid-in	Accumulated	Shareholders'	Controlling	Total
	A	B	A	B	Capital	Earnings	Equity	Interests	Equity
Balance, December 31, 2021	17,118	3,665	$171	$37	$173,909	$69,316	$243,433	$60,367	$303,800
Conversion of common stock from Class B to Class A	1	(1)	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	745	—	745	—	745
Purchase and retirement of common stock	(152)	—	(2)	—	(4,700)	—	(4,702)	—	(4,702)
Net income	—	—	—	—	—	15,988	15,988	3,220	19,208
Balance, March 31, 2022	16,967	3,664	$169	$37	$169,954	$85,304	$255,464	$63,587	$319,051
Dividends	—	—	—	—	—	(3,128)	(3,128)	—	(3,128)
Share-based compensation	—	—	—	—	817	—	817	—	817
Purchase and retirement of common stock	(917)	—	(9)	—	(26,113)	—	(26,122)	—	(26,122)
Net income	—	—	—	—	—	17,784	17,784	4,052	21,836
Balance, June 30, 2022	16,050	3,664	$160	$37	$144,658	$99,960	$244,815	$67,639	$312,454

See accompanying Condensed Notes to Consolidated Financial Statements - Unaudited.

BLUEGREEN VACATIONS HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	For the Six Months Ended
	June 30,
	2023	2022
Operating activities:
Net income	$41,856	$41,043
Adjustment to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	54,570	43,105
Depreciation and amortization	10,013	10,641
Share-based compensation expense	3,036	1,562
Gain on repayment of note payable to BBX Capital, Inc.	(930)	—
Loss on disposal of property and equipment	62	22
Increase in deferred income tax liability	7,082	6,040
Changes in operating assets and liabilities:
Notes receivable	(120,667)	(79,430)
VOI inventory	(58,750)	19,854
Prepaids expense and other assets	261	10,362
Accounts payable, accrued liabilities and other, and deferred income	13,599	15,725
Net cash (used in) provided by operating activities	$(49,868)	$68,924

Investing activities:
Purchases of property and equipment	(8,666)	(7,867)
Net cash used in investing activities	$(8,666)	$(7,867)

Financing activities:
Repayments of notes payable and other borrowings	$(336,388)	$(195,981)
Proceeds from notes payable and other borrowings	411,674	254,350
Payments for debt issuance costs	(5,504)	(4,233)
Issuance of common stock from vesting restricted stock awards	(8)	—
Purchase and retirement of common stock	—	(30,824)
Dividends paid on common stock	(6,815)	(3,127)
Net cash provided by financing activities	$62,959	$20,185

Net increase in cash and cash equivalents
and restricted cash	4,425	81,242
Cash, cash equivalents and restricted cash at beginning of period	226,528	183,079
Cash, cash equivalents and restricted cash at end of period	$230,953	$264,321

BLUEGREEN VACATIONS HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	For the Six Months Ended
	June 30,
	2023	2022
Supplemental cash flow information:
Interest paid on borrowings, net of amounts capitalized	$29,643	$15,444
Income taxes paid	4,851	5,174

Supplemental schedule of non-cash investing activities:
Transfer of property and equipment to inventory	$—	$1,501

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	178,740	222,076
Restricted cash	52,213	42,245
Total cash, cash equivalents and restricted cash	$230,953	$264,321

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

Our Business

Bluegreen is a leading vacation ownership company that markets and sells vacation ownership interests (“VOIs”) and manages resorts in popular leisure and urban destinations. Bluegreen’s resorts are primarily located in high-volume, “drive-to” vacation locations, including Orlando, Panama City Beach, Las Vegas, the Smoky Mountains, Myrtle Beach, Charleston, the Branson, Missouri area, and New Orleans, among others. The resorts in which Bluegreen markets, sells, and manages VOIs were either developed or acquired by Bluegreen, or were developed and are owned by third parties. Bluegreen earns fees for providing sales and marketing services to third party developers. Bluegreen also earns fees for providing management services to the Bluegreen Vacation Club (the “Vacation Club”) and homeowners’ associations (“HOAs”), mortgage servicing, VOI title services, reservation services, and construction design and development services. In addition, Bluegreen provides financing to qualified VOI purchasers, which generates significant interest income.

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

Use of Estimates

The Company’s financial statements are prepared in conformity with GAAP, which requires it to make estimates based on assumptions about current and, for some estimates, future economic and market conditions which affect reported amounts and related disclosures in its financial statements. Although the Company’s estimates are based on current and expected future conditions, as applicable, actual conditions could differ from its expectations, which could materially affect its results of operations and financial position. In particular, a number of estimates have been and may continue to be affected by adverse trends affecting general economic conditions, including rising interest rates, inflation and decreases in discretionary spending. The severity, magnitude and duration, as well as the economic consequences of these factors are uncertain, subject to change and difficult to predict. As a result, accounting estimates and assumptions may change over time. Such changes could result in, among other adjustments, incremental loan losses on notes receivable, a decrease in the carrying amount of tax assets, or an increase in other obligations as of the time of a relevant measurement event. On an ongoing basis, management evaluates its estimates, including those that relate to the estimated future sales value of inventory; the recognition of revenue; the allowance for loan losses; the recovery of the carrying value of real estate inventories; the fair value of assets measured at, or compared to, fair value on a non-recurring basis; the estimate of contingent liabilities related to litigation and other claims and assessments; and deferred income taxes. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions and conditions.

2. New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In March 2022, the FASB issued ASU 2022-02, “Financial Instruments – Credit Losses (Topic 326) – Troubled Debt Restructurings and Vintage Disclosures” (“ASU-2022-02”), which eliminates the recognition and measurement guidance applicable to troubled debt restructurings for creditors and enhances disclosure requirements with respect to loan modifications for borrowers experiencing financial difficulty. ASU 2022-02 also requires disclosure of current-period gross write-offs by year of origination to be presented in the vintage disclosures for VOI notes receivable. This update is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted ASU 2022-02 as of January 1, 2023.  The adoption did not have a material effect on the Company’s financial statements or disclosures other than disclosure related to changes in vintage disclosures relating to VOI notes receivable.

Accounting Pronouncements Not Yet Adopted

The FASB has issued the following accounting pronouncement and guidance relevant to the Company’s operations which had not yet been adopted as of June 30, 2023:

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effect of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”), which provides relief for companies preparing for the discontinuation of LIBOR in response to the Financial Conduct Authority (the regulatory authority over LIBOR) plan for a phase out of regulatory oversight of LIBOR interest rate indices to allow for an orderly transition to an alternate reference rate. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to LIBOR for promissory notes or other contracts that are currently indexed to LIBOR. The ARRC has proposed a market transition plan to SOFR from LIBOR and organizations are finalizing transition plans as it relates to derivatives and cash markets exposed to LIBOR. The Company’s VOI notes receivable from its borrowers are not indexed to LIBOR, but as of June 30, 2023, the Company had $170.9 million of LIBOR indexed junior subordinated debentures. Effective July 1 2023, all of the Company’s LIBOR indexed junior subordinated debentures were transitioned to an alternative reference rate plus a spread. The adoption did not have a material effect on the Company’s financial statements or disclosures.

In May 2023, the Securities and Exchange Commission (“SEC”) adopted Release Nos. 34-93783, “Share Repurchase Disclosure Modernization,” which requires public issuers to provide new and expanded disclosures of share repurchases in certain periodic reports filed with the SEC. The issuer is required to include a tabular disclosure of its repurchase activity aggregated on a daily basis disclosed either quarterly or semi-annually, as well as certain data related to officer and director purchases and sales of shares subject to an issuer’s share repurchase plan within four business days before or after the announcement of such plan. This release is effective for the first full fiscal quarter beginning on or after October 1, 2023. The Company does not believe the adoption will have a material effect on its financial statements or disclosures.

In July 2023, the SEC adopted rules to enhance and standardize disclosures by requiring registrants to timely report on cybersecurity incidents on Forms 8-K and 6-K and make disclosures about their cybersecurity risk management, strategy and governance in annual reports. Registrants must provide the risk management, strategy and governance disclosures in their 2023 annual reports. Most registrants must comply with the incident disclosure requirements on the later of 90 days after publication in the Federal Register or 18 December 2023.  The Company does believe the adoption will have a material impact on its financial statements or disclosures.

3. Revenue from Contracts with Customers

The table below sets forth the Company’s disaggregated revenue by category from contracts with customers (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Sales of VOIs (1)	$150,361	$144,261	$273,974	$243,290
Fee-based sales commission revenue (1)	13,881	18,850	25,572	42,934
Resort and club management revenue (2)	30,214	26,826	58,267	53,022
Cost reimbursements (2)	26,300	16,168	47,669	34,232
Title fees and other (1)	3,244	3,434	6,352	6,517
Other revenue (2)	2,587	2,525	4,726	4,452
Revenue from customers	226,587	212,064	416,560	384,447
Interest income (3)	30,953	23,506	59,788	45,704
Other income, net	3,078	—	3,342	473
Total revenue	$260,618	$235,570	$479,690	$430,624

(1) Included in the Company’s sales of VOIs and financing segment described in Note 14.

(2) Included in the Company’s resort operations and club management segment described in Note 14.

(3) Interest income of $29.3 million and $23.4 million for the three months ended June 30, 2023 and 2022, respectively, and $57.2 million and $45.5 million for the six months ended June 30, 2023 and 2022, respectively, are included in the Company’s sales of VOIs and financing segment described in Note 14.

As of June 30, 2023 and December 31, 2022, the Company had commission receivables, net of an allowance, of $6.9 million and $10.3 million, respectively, related to sales of VOIs owned by third-parties, which are included in other assets in the unaudited consolidated balance sheets. Commission receivables relate to contracts with customers, including amounts associated with the Company’s contractual right to consideration for completed performance obligations, and are settled when the related cash is received. Commission receivables are recorded as revenue when the right to the consideration is only contingent on the passage of time.

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

The following table sets forth the Company’s contract liabilities as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30,	December 31,
	2023	2022
Point incentives	$3,202	$3,944
Owner programs	2,098	2,149
Deferred revenue vacation packages	1,213	1,136
	$6,513	$7,229

4. Notes Receivable

The table below provides information relating to the Company’s notes receivable and its allowance for loan losses (dollars in thousands):

	As of
	June 30,	December 31,
	2023	2022
Notes receivable secured by VOIs:
VOI notes receivable - non-securitized	$308,060	$279,888
VOI notes receivable - securitized	534,421	483,913
Gross VOI notes receivable	842,481	763,801
Allowance for loan losses - non-securitized	(82,085)	(81,801)
Allowance for loan losses - securitized	(141,809)	(129,510)
Allowance for loan losses	(223,894)	(211,311)
VOI notes receivable, net	$618,587	$552,490
Allowance as a % of Gross VOI notes receivable	27%	28%

The weighted-average interest rate charged on the Company’s notes receivable secured by VOIs was 15.2% and 15.3% at June 30, 2023 and December 31, 2022, respectively. All of the Company’s VOI notes receivable bear interest at fixed rates. The Company’s VOI notes receivable are primarily secured by VOI inventory located in Florida, Missouri, South Carolina, Tennessee, Nevada and Virginia.

Allowance for Loan Losses

The activity in the Company’s allowance for loan losses was as follows (in thousands):

	For the Six Months Ended
	June 30,
	2023	2022
Balance, beginning of period	$211,311	$163,107
Provision for loan losses	54,570	43,105
Less: Write-offs of uncollectible receivables	(41,987)	(28,390)
Balance, end of period	$223,894	$177,822

The table below represents the gross write-offs of financing receivables by year of origination (in thousands):

For the Six Months Ended
June 30, 2023

2023	$70
2022	15,102
2021	13,483
2020	4,253
2019	3,766
Prior	5,313
Total	$41,987

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

Adverse changes in economic conditions, including rising interest rates and inflationary trends, have had and may continue to have an adverse impact on the collectability of our VOI notes receivable and we are continuing to evaluate the impact they may have on our default and/or delinquency rates. Our estimates may not prove to be correct and our allowance for loan losses may not prove to be adequate.

Additional information about the Company’s VOI notes receivable by year of origination is as follows as of June 30, 2023 (in thousands):

	Year of Origination
	2023	2022	2021	2020	2019	2018 and Prior	Total
701+	$159,446	$171,930	$69,990	$27,664	$34,989	$55,275	$519,294
601-700	49,361	101,589	51,389	20,542	20,838	42,920	286,639
<601 (1)	5,284	6,341	2,507	1,806	2,455	4,140	22,533
Other	—	1,371	2,191	1,342	2,387	6,724	14,015
Total by FICO score	$214,091	$281,231	$126,077	$51,354	$60,669	$109,059	$842,481

(1)Includes VOI notes receivable attributable to borrowers without a FICO score (who are primarily foreign borrowers).

Additional information about the Company’s VOI notes receivable by year of origination is as follows as of December 31, 2022 (in thousands):

	Year of Origination
	2022	2021	2020	2019	2018	2017 and Prior	Total
701+	$208,052	$88,445	$34,927	$43,765	$28,001	$43,228	$446,418
601-700	111,796	63,483	25,003	25,613	18,609	35,890	280,394
<601 (1)	8,844	3,181	2,222	2,876	1,818	3,595	22,536
Other	663	3,501	1,352	2,579	2,504	3,854	14,453
Total by FICO score	$329,355	$158,610	$63,504	$74,833	$50,932	$86,567	$763,801

(1)Includes VOI notes receivable attributable to borrowers without a FICO score (who are primarily foreign borrowers).

The percentage of gross notes receivable outstanding by FICO score of the borrower at the time of origination were as follows:

	As of
	June 30,	December 31,
	2023	2022
FICO Score
700+	62%	59%
601-699	35	38
<600	2	2
No Score (1)	1	1
Total	100%	100%

(1)Primarily foreign borrowers.

The Company’s notes receivable are carried at amortized cost less an allowance for loan losses. Interest income is suspended, and previously accrued but unpaid interest income is reversed, on all delinquent notes receivable when principal or interest payments are more than 90 days contractually past due and not resumed until such loans are less than 90 days past due. As of June 30, 2023 and December 31, 2022, $26.1 million and $24.2 million, respectively, of our VOI notes receivable were more than 90 days past due, and accordingly, consistent with our policy, were not accruing interest income. After approximately 127 days, VOI notes receivable are generally written off against the allowance for loan losses. Accrued interest was $6.2 million and $5.8 million as of June 30, 2023 and December 31, 2022, respectively, and is included within other assets in the Company’s unaudited consolidated balance sheets herein.

The following table shows the delinquency status of the Company’s VOI notes receivable as of June 30, 2023 and December 31, 2022 (in thousands):

	As of
	June 30,	December 31,
	2023	2022
Current	$795,831	$721,736
31-60 days	10,753	9,612
61-90 days	9,767	8,243
Over 91 days	26,130	24,210
Total	$842,481	$763,801

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

In these securitizations, the Company generally retains a portion of the securities and continues to service the securitized notes receivable for a fee pursuant to servicing agreements negotiated with third parties based on market conditions at the time of the securitization. Under these arrangements, the cash payments received from obligors on the receivables sold are generally applied monthly to pay fees to service providers, make interest and principal payments to investors, and fund required reserves, if any, with the remaining balance of such cash retained by the Company; however, to the extent the portfolio of receivables fails to satisfy specified performance criteria (as may occur due to, among other things, an increase in default rates or credit loss severity) or other trigger events occur, the funds received from obligors are required to be distributed on an accelerated basis to investors. Depending on the circumstances and the transaction, the application of the accelerated payment formula may be permanent or temporary until the trigger event is cured. As of June 30, 2023 and December 31, 2022, the Company was in compliance with the terms of its securitization transactions, and no trigger events had occurred.

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

Under the terms of certain VOI notes receivable sales, the Company has the right to repurchase or substitute a limited amount of defaulted notes for new notes at the outstanding principal balance plus accrued interest. Voluntary repurchases and substitutions of defaulted notes for the six months ended June 30, 2023 and 2022 were $11.0 million and $4.4 million, respectively. The Company’s maximum exposure to loss relating to its non-recourse securitization entities is the difference between the outstanding VOI notes receivable and the notes payable, plus cash reserves and any additional residual interest in future cash flows from collateral.

The assets and liabilities of the Company’s consolidated VIEs were as follows (in thousands):

	As of
	June 30,	December 31,
	2023	2022
Restricted cash	$27,027	$19,461
Securitized notes receivable, net	392,612	354,403
Receivable backed notes payable - non-recourse	505,468	440,781

The restricted cash and the securitized notes receivable balances disclosed in the table above are restricted to satisfy obligations of the VIEs.

6. VOI Inventory

The Company’s VOI inventory consisted of the following (in thousands):

	As of
	June 30,	December 31,
	2023	2022

Completed VOI units	$282,467	$317,492
Construction-in-progress	100,029	8,537
Real estate held for future development	65,467	63,835
Total	$447,963	$389,864

Construction-in-progress consists primarily of renovation and expansion activity at resorts in Orlando, Florida, Panama City Beach, Florida and Vail, Colorado.

In April 2023, Bluegreen/Big Cedar Vacations purchased a resort in Branson, Missouri for $7.1 million including transaction costs. The transaction was accounted for as an asset acquisition with the purchase price allocated to VOI inventory in the Company’s unaudited consolidated balance sheet as of June 30, 2023.

In May 2023, the Company purchased the property and other assets of a resort located in Nashville, Tennessee for approximately $53.6 million including transaction costs. The transaction was accounted for as an asset acquisition. Of the purchase price, $51.6 million was allocated to VOI inventory and $2.0 million was allocated to certain property and equipment in the Company’s unaudited consolidated balance sheet as of June 30, 2023.

7. Debt

Lines-of-Credit and Notes Payable

Financial data related to our lines of credit and notes payable (other than receivable-backed notes payable, which are discussed below) as of June 30, 2023 and December 31, 2022, were as follows (dollars in thousands):

	As of
	June 30, 2023			December 31, 2022
	Balance	Interest Rate	Carrying Amount of Pledged Assets	Balance	Interest Rate	Carrying Amount of Pledged Assets

Panama City Beach Acquisition Loan	$53,500	7.33%	$78,631	$54,500	6.16%	$77,334
Fifth Third Syndicated LOC	95,000	6.90%	67,665	70,000	5.92%	68,413
Fifth Third Syndicated Term Loan	93,750	6.90%	66,774	96,250	5.40%	94,068
Unamortized debt issuance costs	(1,895)			(2,012)
Total	$240,355		$213,070	$218,738		$239,815

There were no new debt issuances or significant changes related to the above listed facilities during the six months ended June 30, 2023. See Note 10 to the Company’s Consolidated Financial Statements included in its 2022 Annual Report on Form 10-K for additional information regarding the lines-of-credit and notes payable facilities listed above.

Receivable-Backed Notes Payable

Financial data related to our receivable-backed notes payable facilities as of June 30, 2023 and December 31, 2022 were as follows (dollars in thousands):

	As of
	June 30, 2023			December 31, 2022
	Debt Balance	Interest Rate	Principal Balance of Pledged/Secured Receivables	Debt Balance	Interest Rate	Principal Balance of Pledged/Secured Receivables
Receivable-backed notes payable - recourse:
Liberty Bank Facility (1)	$5,000	7.75%	$7,267	$5,000	6.50%	$8,470
NBA Receivables Facility (2)	10,000	7.21%	14,070	10,000	6.62%	13,664
Pacific Western Facility (3)	4,457	7.67%	8,215	5,841	6.82%	10,171
Total	19,457		29,552	20,841		32,305

Receivable-backed notes payable - non-recourse:
Liberty Bank Facility (1)	$15,201	7.75%	$22,093	$4,907	6.50%	$8,312
NBA Receivables Facility (2)	23,000	7.21%	32,362	20,866	6.62%	28,512
Syndicated Warehouse Facility	—	—	—	104,953	5.87%	125,486
Quorum Purchase Facility	11,485	4.95 - 5.10%	13,128	14,007	4.95-5.10%	16,302
2015 Term Securitization	—	—	—	7,925	3.02%	8,516
2016 Term Securitization	12,395	3.35%	13,039	16,061	3.35%	16,714
2017 Term Securitization	21,439	3.12%	23,200	26,521	3.12%	28,612
2018 Term Securitization	31,909	4.02%	35,046	39,326	4.02%	43,163
2020 Term Securitization	60,520	2.60%	67,211	69,240	2.60%	77,183
2022 Term Securitization	124,600	4.60%	138,665	142,106	4.60%	160,000
2023 Term Securitization	214,605	6.32%	242,604	—	—	—
Unamortized debt issuance costs and discounts (4)	(9,686)			(5,131)
Total	505,468		587,348	440,781		512,800
Total receivable-backed debt	$524,925		$616,900	$461,622		$545,105

(1)Recourse on the Liberty Bank Facility is generally limited to $5.0 million, subject to certain exceptions.

(2)Recourse on the NBA Receivables Facility is generally limited to $10.0 million, subject to certain exceptions.

(3)Recourse on the Pacific Western Facility is generally limited to $7.5 million, subject to certain exceptions.

(4)This amount includes unamortized discount of $2.3 million on the 2023 Term Securitization as of June 30, 2023.

In June 2023, Bluegreen completed a private offering and sale of $214.6 million of VOI receivable-backed notes (the “2023 Term Securitization”). The 2023 Term Securitization consisted of the issuance of three tranches of VOI receivable-backed notes (collectively, the “Notes”) with a weighted average coupon rate of approximately 6.32% and a maturity date in November 2038. The gross advance rate for this transaction was 85.5%. The amount of the VOI receivables sold to BXG Receivables Note Trust 2023-A (the “Trust”) in the transaction was approximately $251.0 million. The gross proceeds of such sales to the Trust were $212.2 million. A portion of the proceeds were used to: repay all amounts outstanding under Bluegreen’s existing VOI receivable-backed notes purchase facilities (approximately $181.6 million); capitalize a reserve fund; and pay fees and expenses associated with the transaction. The remainder of the gross proceeds from the 2023 Term Securitization were used for general corporate purposes. The purchase facility allows for maximum outstanding receivable-backed borrowings of $250.0 million on a revolving basis through September 30, 2025, subject to eligible collateral and the other terms and conditions of the facility. Thus, additional availability of approximately $181.6 million in the aggregate is expected as a result of the repayment described above.

Subject to performance of the collateral, Bluegreen will receive any excess cash flows generated by the receivables transferred under the 2023 Term Securitization (excess meaning after payments of customary fees, interest and principal under the 2023 Term Securitization) on a pro-rata basis as borrowers make payments on their VOI loans.

While ownership of the VOI receivables included in the 2023 Term Securitization is transferred and sold for legal purposes, the transfer of these receivables is accounted for as a secured borrowing for financial accounting purposes. Accordingly, no gain or loss was recognized as a result of this transaction.

Except as described above, there were no new debt issuances or significant changes related to the above listed facilities during the six months ended June 30, 2023. See Note 10 to the Company’s Consolidated Financial Statements included in its 2022 Annual Report on Form 10-K for additional information regarding the receivable-backed notes payable facilities listed above.

Junior Subordinated Debentures

Financial data relating to the Company’s junior subordinated debentures as of June 30, 2023 and December 31, 2022 was as follows (dollars in thousands):

	June 30, 2023		December 31, 2022
		Effective		Effective
	Carrying	Interest	Carrying	Interest	Maturity
	Amounts	Rates (1)	Amounts	Rates (1)	Years (2)
Woodbridge - Levitt Capital Trusts I - IV	$66,302	8.96 - 9.10%	$66,302	7.47 - 8.21%	2035 - 2036
Bluegreen Statutory Trusts I - VI	104,595	10.01 - 10.15%	104,595	8.52 - 9.26%	2035 - 2037
Unamortized debt issuance costs	(878)		(914)
Unamortized purchase discount	(33,428)		(33,972)
Total junior subordinated debentures	$136,591		$136,011

(1)Through June 30, 2023, the junior subordinated debentures bore interest at three-month LIBOR (subject to quarterly adjustment) plus a spread ranging from 3.8% to 4.9%. Effective July1, 2023 the junior subordinated debentures bear interest at three-month SOFR plus 0.26%.

(2)As of June 30, 2023 and December 31, 2022, all of the junior subordinated debentures were eligible for redemption by the Company.

Availability

As of June 30, 2023, the Company was in compliance with its financial debt covenants under its debt instruments. As of June 30, 2023, the Company had availability of approximately $500.4 million under its receivable-backed purchase and credit facilities, inventory lines of credit and corporate credit facility, subject to eligible collateral and the terms of the facilities, as applicable.

Note Payable to BBX Capital

On September 30, 2020, the Company spun-off its subsidiary, BBX Capital, Inc. (“BBX Capital”). As a result of the spin-off, BBX Capital became a separate publicly traded company. In connection with the spin-off, the Company issued a $75.0 million note payable to BBX Capital that accrues interest at a rate of 6% per annum and requires payments of interest on a quarterly basis. Under the terms of the note, BVH has the option in its discretion to defer interest payments under the note, with interest on the entire outstanding balance thereafter to accrue at a cumulative, compounded rate of 8% per annum until such time as all accrued payments under the note are brought current, including deferred interest. As of December 31, 2022, $50.0 million was outstanding on the note. In March 2023, the Company repaid $15.0 million of the note payable for $14.1 million and recognized a gain of $0.9 million, leaving a remaining balance of $35.0 million as of June 30, 2023. All outstanding amounts under the note will become due and payable in September 2025 or earlier upon certain events. There was no accrued interest payable in connection with this note payable as of June 30, 2023 or December 31, 2022.

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

The carrying amounts of financial instruments included in the unaudited consolidated financial statements and their estimated fair values were as follows (in thousands):

	As of June 30, 2023		As of December 31, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash and cash equivalents	$178,740	$178,740	$175,683	$175,683
Restricted cash	52,213	52,213	50,845	50,845
Notes receivable, net	618,587	798,384	552,490	720,171
Note payable to BBX Capital, Inc.	35,000	32,750	50,000	46,635
Receivable-backed notes payable	524,925	519,659	461,622	451,500
Lines-of-credit, notes payable	240,355	237,335	218,738	215,400
Junior subordinated debentures	136,591	127,500	136,011	102,000

Cash and cash equivalents. The amounts reported in the unaudited consolidated balance sheets for cash and cash equivalents approximate fair value due to their short maturity of 90 days or less.

Restricted cash. The amounts reported in the unaudited consolidated balance sheets for restricted cash approximate fair value due to their short maturity of 90 days or less.

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

Receivable-backed notes payable. The amounts reported in the Company’s consolidated balance sheets for receivable-backed notes payable, approximate fair value for indebtedness that provides for variable interest rates. The fair value of the Company’s fixed-rate receivable-backed notes payable was determined using Level 3 inputs by discounting the net cash outflows estimated to be used to repay the debt. These obligations are to be satisfied using the proceeds from the customer loans that secure the obligations.

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

Litigation

The following is a description of material legal proceedings pending against the Company or its subsidiaries or which were pending during the three months ended June 30, 2023:

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

On July 18, 2019, Eddie Boyd, and Connie Boyd, Shaundre and Kimberly Laskey, and others similarly situated filed an action alleging that BVU and co-defendants violated the Missouri Merchandise Practices Act for allegedly making false statements and misrepresentations with respect to the sale of VOIs. Plaintiffs’ claims include a purported class action allegation that BVU’s charging of an administrative processing fee constitutes the unauthorized practice of law, and also that Bluegreen and its outside counsel engaged in abuse of process by filing a lawsuit against plaintiffs’ counsel (The Montgomery Law Firm). Plaintiffs seek monetary damages, attorneys’ fees and injunctive relief. On August 31, 2020, the court certified a class regarding the unauthorized practice of law claim, but dismissed the claims regarding abuse of process. On January 11, 2021, the Court issued an order that the class members are not entitled to rescission of their contracts because they failed to plead fraud in the inducement. Plaintiffs filed a third amended petition to add Resort Title Agency, Inc. (a wholly owned subsidiary of Bluegreen) as a defendant. On July 29, 2022, Resort Title Agency, Inc. removed the case to the United States District Court for the Western District of Missouri, where the case is currently pending. Bluegreen has filed an opposition to the Plaintiffs’ Motion to Modify the Class Definition or Class Certification and has also moved for Summary Judgment against Plaintiffs. Bluegreen believes the lawsuit is without merit and is vigorously defending the action.

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

On August 30, 2020, over 100 VOI owners at The Manhattan Club (“TMC”) sued BVU and certain unaffiliated entities (the “Non-Bluegreen Defendants”). The complaint includes claims arising out of alleged misrepresentations made during the sale of VOIs at TMC and certain post-sale operational practices, including allegedly charging owners excessive annual maintenance fees and implementing reservation policies that restrict the ability of VOI owners to use their points to access the resort while allowing the general public to make reservations. The plaintiffs assert in the complaint that Bluegreen acquired operational control of TMC from the Non-Bluegreen Defendants in 2018 and assumed joint liability for any prior wrongdoing by them. Bluegreen believes this assertion to be erroneous and that the claims against BVU are without merit. On September 27, 2021, the court granted Bluegreen’s motion to dismiss without prejudice and the Court declined to exercise supplemental jurisdiction over the remaining state law claims. Plaintiffs have amended their complaint. BVU filed a motion to dismiss the amended complaint on December 29, 2021, which remains pending.

On September 14, 2021, Tamarah and Emmanuel Louis, individually and on behalf of all others similarly situated, filed a purported class action lawsuit against BVU alleging it violated the Military Lending Act (“MLA”). The complaint alleges that BVU did not make any inquiry before offering financing to the plaintiffs as to whether they were members of the United States Military and allege other claims related to certain disclosures mandated by the MLA. BVU filed a motion to dismiss the complaint, and plaintiffs then filed an amended complaint on December 3, 2021. The District Court granted BVU’s motion to dismiss. An appeal of the District Court’s dismissal has been initiated by the plaintiffs and is pending before the Eleventh Circuit Court of Appeals. BVU continues to vigorously defend this action.

On February 8, 2023, Denise Mecke, a former Missouri sales associate, filed a lawsuit in the United States District Court for the Western District of Missouri alleging various statutory and tort claims against Bluegreen, BVU and nine current and former associates related to her termination from employment.  Her initial demand letter sought $7.0 million in damages. On March 31, 2023, defendants filed a motion to compel arbitration and dismiss the complaint, or, in the alternative, to stay this action. Bluegreen believes the lawsuit is without merit and is vigorously defending the action.

Commencing in 2015, it came to Bluegreen’s attention that its collection efforts with respect to its VOI notes receivable were being impacted by a then emerging, industry-wide trend involving the receipt of “cease and desist” letters from exit firms and their attorneys purporting to represent certain VOI owners. Following receipt of these letters, Bluegreen is unable to contact the owners unless allowed by law. Bluegreen believes these exit firms have encouraged such owners to become delinquent and ultimately default on their obligations and that such actions and its inability to contact the owners have been a material factor in the increase in its annual default rates. Bluegreen’s average annual default rates have increased from 6.9% in 2015 to 9.6% in 2023. Bluegreen also estimates that approximately 10.2% of the total delinquencies on its VOI notes receivable as of June 30, 2023 related to VOI notes receivable are subject to this issue. Bluegreen has in a number of cases pursued, and Bluegreen may in the future pursue, legal action against the VOI owners, and as described below, against the exit firms.

On November 13, 2020, Bluegreen filed a lawsuit against timeshare exit firm, Carlsbad Law Group, LLP, and certain of its associated law firms and affiliates. On December 30, 2020, Bluegreen filed a lawsuit against timeshare exit firm, The Molfetta Law Firm, and certain of its associated law firms, affiliates, and cohorts, including Timeshare Termination (“TTT”). In both of these actions, Bluegreen makes substantially the same claims against the timeshare exit firms and its associated law firms and affiliates as those made in its action against The Montgomery Law Firm described in the 2022 Annual Report on Form 10-K. In June 2021, counsel for TTT moved to withdraw, citing TTT’s insolvency. On October 1, 2021, the principals of TTT filed for Chapter 11 Bankruptcy Protection, which matter has since been converted to a Chapter 7 Bankruptcy. The principals of TTT have consented to entry of an injunction in the bankruptcy proceeding as part of an agreement with Bluegreen. In addition, Bluegreen has reached a settlement with all remaining, non-bankrupt defendants in the Molfetta action. In the Carlsbad action, litigation is ongoing against certain defendants while settlement has been reached with others, including Carlsbad Law Group, LLC. Bluegreen continues to vigorously prosecute its claims against the defendants in such action.

Other Commitments, Contingencies and Guarantees

The Company, indirectly through Bluegreen and BVU, has an exclusive marketing agreement through 2024 with Bass Pro, a nationally-recognized retailer of fishing, marine, hunting, camping and sports gear, that provides the Company with the right to market and sell vacation packages at kiosks in each of Bass Pro’s retail locations and Cabela’s stores and through other means. As of June 30, 2023, Bluegreen had sales and marketing operations at a total of 130 Bass Pro Shops and Cabela’s Stores, including 19 unmanned, virtual kiosks. Pursuant to a settlement agreement Bluegreen entered into with Bass Pro and its affiliates during June 2019, Bluegreen paid Bass Pro $20.0 million and agreed to, among other things, make five annual payments to Bass Pro of $4.0 million in January of each year, commencing in 2020. As of June 30, 2023 and December 31, 2022, one such annual payment remained and $3.9 million and $3.8 million, respectively, were included in accrued liabilities and other in the unaudited consolidated balance sheets for such payment.

During the six months ended June 30, 2023 and 2022, VOI sales to prospects and leads generated by the agreement with Bass Pro accounted for approximately 15% and 17%, respectively, of Bluegreen’s VOI sales volume. Subject to the terms and conditions of the settlement agreement, in lieu of the previous commission arrangement, Bluegreen agreed to pay Bass Pro a fixed annual fee of $70,000 for each Bass Pro and Cabela’s retail store that it is accessing (excluding sales at retail stores which are designated to provide tours to Bluegreen/Big Cedar Vacations, or “Bluegreen/Big Cedar feeder stores”), plus $32.00 per net vacation package sold (less cancellations or refunds within 45 days of sale). Bluegreen also agreed to contribute to the Wonders of Wildlife Foundation $5.00 per net package sold (less certain cancellations and refunds within 45 days of sale), subject to an annual minimum of $700,000. Bluegreen is generally required to pay the fixed annual fee with respect to at least 59 Bass Pro retail stores and at least 60 Cabela’s retail stores. Notwithstanding the foregoing, the minimum number of Bass Pro and Cabela’s retail stores for purposes of the fixed annual fee may be reduced under certain circumstances set forth in the agreement, including as a result of a reduction of traffic in the stores in excess of 25% year-over-year. In December 2022, Bluegreen paid

$8.3 million for the 2023 fixed fee, which is amortized ratably over the year to selling, general and administrative expenses in the Company’s unaudited consolidated statements of operations and comprehensive income.

In lieu of paying maintenance fees for unsold VOI inventory, Bluegreen may enter into subsidy agreements with certain HOAs.  During the six months ended June 30, 2023 and 2022, Bluegreen made subsidy payments under these agreements of $10.7 million and $5.7 million, respectively, which are included in cost of other fee-based services in the Company’s unaudited consolidated statements of operations and comprehensive income for such periods. As of June 30, 2023 and December 31, 2022, Bluegreen had $6.6 million and $0.6 million, respectively, accrued for such subsidies, which is included in accrued liabilities and other in the unaudited consolidated balance sheets as of such dates.

10. Equity

Share Repurchases

In August 2021, the Company’s board of directors approved a share repurchase program which authorized the repurchase of the Company’s Class A Common Stock and Class B Common Stock at an aggregate cost of up to $40.0 million. In March 2022, the Company’s board of directors approved a $50.0 million increase in the aggregate cost of the Company’s Class A Common Stock and Class B Common Stock that may be repurchased under the program. During the six months ended June 30, 2023, the Company did not repurchase or retire any shares of Class A Common Stock or Class B Common Stock. During the three and six months ended June 30, 2022, the Company repurchased and retired approximately 917,000 and 1,069,000 shares of Class A Common Stock, respectively, for an aggregate purchase price of $26.1 million and $30.8 million, respectively. The excess of cost over par value of the repurchased shares is recorded to additional paid in capital. As of June 30, 2023, $8.3 million remained available for the repurchase of shares under this share repurchase program.

Restricted Stock and Stock Option Plans

At the Company’s Annual Meeting of Shareholders held on July 21, 2021, the Company’s shareholders approved the Bluegreen Vacations Holding Corporation 2021 Incentive Plan (the “2021 Plan”), which allows for the issuance of up to 2,000,000 shares of the Company’s Class A Common Stock pursuant to restricted stock awards and options which may be granted under the 2021 Plan.  The 2021 Plan also allows for the grant of performance-based cash awards. During the six months ended June 30, 2023, the Company granted restricted stock awards of 318,811 shares to certain executive officers and employees under the 2021 Plan, of which 150,000 restricted shares are scheduled to cliff vest in January 2027 and 168,811 restricted shares are scheduled to vest ratably over 4 years, in each case subject to the terms and conditions of the 2021 Plan and the applicable award agreement. There were 208,035 shares of restricted stock granted to officers and employees under the 2021 Plan during the six months ended June 30, 2022. As of June 30, 2023, 791,862 shares remained available for grant under the 2021 Plan.

Restricted Stock Activity

The Company accounts for compensation cost for unvested time-based service condition restricted stock awards based on the fair value of the award on the measurement date, which is generally the grant date. The cost is recognized on a straight-line basis over the requisite service period of the award, with forfeitures recognized as incurred. The table below sets forth information regarding the Company’s unvested restricted stock award activity for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023		2022
		Per Share		Per Share
		Weighted		Weighted
	Unvested	Average	Unvested	Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock	Fair Value	Stock	Fair Value
Unvested balance outstanding, beginning of period	889,327	$22.06	460,470	$20.72
Granted	318,811	27.99	208,035	29.80
Vested	(38,670)	29.80	-	-
Forfeited	-	-	(2,500)	20.72
Unvested balance outstanding, end of period	1,169,468	$23.42	666,005	$23.56
Available for grant	791,862		1,333,995

The table below sets forth information regarding the restricted stock awards granted during the six months ended June 30, 2023 and June 30, 2022.

			Per Share
		Number of	Weighted Average	Requisite
Plan Name	Grant Date	Awards Granted	Grant Date Fair Value	Service Period	Vesting Date
2021 Incentive Plan	1/19/2022	208,035	$29.80	4 years	(1)
2021 Incentive Plan	1/18/2023	318,811	$27.99	4 years	(2)

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

The aggregate grant date fair value of the awards granted in January 2023 was $8.9 million. As of June 30, 2023, there was $21.1 million of unrecognized share-based compensation with a remaining weighted average period of 3.94 years. Restricted stock compensation expense is included in selling general and administrative expenses in the Company’s unaudited consolidated statements of operations and comprehensive income.

Restricted stock compensation was $1.6 million and $3.0 million during the three and six months ended June 30, 2023, respectively, and $0.8 million and $1.6 million during the three and six months ended June 30, 2022, respectively. No tax benefits have been recognized on restricted stock awards.

11. Income Taxes

The Company and its subsidiaries file a consolidated U.S. federal income tax return and income tax returns in various state and foreign jurisdictions. With certain exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2018.

The Company’s effective income tax rate was approximately 27% and 26% during the three months ended June 30, 2023 and 2022, respectively, and 27% during both the six months ended June 30, 2023 and 2022. Effective income tax rates for interim periods are based upon the Company’s then current estimated annual rate. The effective income tax rate varies based upon the estimate of taxable earnings as well as on the mix of taxable earnings in the various states in which the Company and its subsidiaries operate. As such, the Company’s effective tax rates for the 2023 and 2022 periods reflect an estimate of its annual taxable earnings, state taxes, non-deductible items and changes in valuation allowance on deferred tax assets for each respective year.

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

As of June 30, 2023, the Company did not have any significant amounts accrued for interest and penalties or recorded for uncertain tax positions.

12. Earnings Per Share

The following table presents the calculation of the Company’s basic and diluted earnings per share (“EPS”):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2023	2022	2023	2022
Basic EPS:
Numerator:
Net income attributable to shareholders	$21,913	$17,784	$33,412	$33,771
Denominator:
Weighted average shares outstanding	15,868	20,226	15,864	20,500
Basic EPS	$1.38	$0.88	$2.11	$1.65

Diluted EPS
Numerator:
Net income attributable to shareholders	$21,913	$17,784	$33,412	$33,771
Denominator:
Basic - Weighted average shares outstanding	15,868	20,226	15,864	20,500
Dilutive effect of restricted stock rewards	442	163	414	178
Diluted weighted average number of common shares outstanding	16,310	20,389	16,278	20,678
Diluted EPS	$1.34	$0.87	$2.05	$1.63

During the three and six months ended June 30, 2023, 441,579 and 414,134, respectively, of weighted average shares of unvested restricted stock awards outstanding were included in the computation of diluted earnings per share as the shares were dilutive. During the three and six months ended June 30, 2022, 163,188 and 177,353, respectively, of weighted average shares of unvested restricted stock awards outstanding were included in the computation of diluted earnings per share as the shares were dilutive.

13. Related Party Transactions

The Company may be deemed to be controlled by Alan B. Levan, Chairman, Chief Executive Officer and President of the Company, John E. Abdo, Vice Chairman of the Company, Jarett S. Levan, a director of the Company and son of Mr. Alan Levan, and Seth M. Wise, a director of the Company. Together, they may be deemed to beneficially own shares of the Company’s Class A Common Stock and Class B Common Stock representing approximately 81% of the Company’s total voting power. Further, in connection with the spin-off of BBX Capital during September 2020, Mr. Jarett Levan became the Chief Executive Officer and President and a director of BBX Capital, Mr. Alan Levan became the Chairman of the Board of BBX Capital, Mr. Abdo became Vice Chairman of BBX Capital and Mr. Wise became

Executive Vice President and a director of BBX Capital. Mr. Alan Levan, Mr. Abdo, Mr. Jarett Levan and Mr. Wise may also be deemed to control BBX Capital through their ownership of BBX Capital’s Class A Common Stock and Class B Common Stock. Each also receives compensation from BBX Capital.

During each of the three and six months ended June 30, 2023 and June 30, 2022, the Company recognized expense paid to the Abdo Companies, Inc. of $38,000 and $77,000 respectively, in exchange for certain management services. John E. Abdo, the Company’s Vice Chairman, is the principal shareholder and Chief Executive Officer of Abdo Companies, Inc.

The Company reimburses BBX Capital for advisory, risk management, administrative and other services. The Company reimbursed BBX Capital $0.5 million and $1.0 million during the three and six months ended June 30, 2023, respectively, and $0.7 million and $1.0 million during the three and six months ended June 30, 2022, respectively, for such services. The Company had $0.2 million in accrued expenses for the services described above as of both June 30, 2023 and December 31, 2022.

In connection with its spin-off of BBX Capital, the Company issued a $75.0 million note payable to BBX Capital, of which $35.0 million and $50.0 million remained outstanding as of June 30, 2023 and December 31, 2022, respectively. See Note 7 for a description of the of terms of BVH’s note payable to BBX Capital.

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

The table below sets forth the Company’s revenue for its reportable segments for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenues:	2023	2022	2023	2022
Sales of VOIs and financing	$197,779	$191,091	$365,180	$340,683
Resort operations and club management	32,801	29,351	62,993	57,474
Cost reimbursements (1)	26,300	16,168	47,669	34,232
Total segment revenues	256,880	236,610	475,842	432,389
Corporate and other	4,755	132	5,892	668
Eliminations	(1,017)	(1,172)	(2,044)	(2,433)
Total revenues	$260,618	$235,570	$479,690	$430,624

(1)Cost reimbursement revenue and expense net to zero and are excluded from the computation of adjusted EBITDA below.

The table below sets forth the Company’s Adjusted EBITDA for its reportable segments reconciled to net income for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Net income attributable to shareholders	$21,913	$17,784	$33,412	$33,771
Non-controlling interest	4,538	4,052	8,444	7,272
Net income (loss) from continuing operations	26,451	21,836	41,856	41,043
Add: Depreciation and amortization	2,051	1,846	4,241	3,678
Less: Interest income (other than interest earned on VOI notes receivable)	(1,677)	(132)	(2,550)	(195)
Add: Interest expense - corporate	9,980	6,241	19,605	10,603
Add: Provision for income taxes	8,019	6,171	12,498	12,361
Sale of vacant land and other assets	(2,911)	-	(2,890)	-
Add: General and administrative expenses (1)	25,653	22,258	52,367	47,558
Less: Other income, net	(3,078)	68	(3,342)	(473)
Segment Adjusted EBITDA (2)	64,488	58,288	121,785	114,575

Sales of VOIs and financing	41,356	37,368	$76,083	$73,105
Resort operations and club management	23,132	20,920	45,702	41,470
Segment Adjusted EBITDA (2)	$64,488	$58,288	121,785	114,575

(1)Included in general and administrative expenses for the three months and six months ended June 30, 2023 is $1.6 million and $3.0 million of share-based compensation, respectively, and $0.8 million and $1.6 million of share-based compensation for the three and six months ended June 30, 2022, respectively.

(2) See Management’s Discussion and Analysis of Financial Condition and Results of Operations for information regarding Adjusted EBITDA, including the definition of Adjusted EBITDA.

15. Subsequent Events

On July 28, 2023, Bluegreen/Big Cedar Vacations amended the NBA Receivables Facility to extend the revolving advance period from September 2023 to July 2026 and the maturity date from March 2028 to January 2031.   In addition, pursuant to the Amended NBA Receivables Facility, the interest rate on all new advances made under the facility will be one month term SOFR plus 1.75% to 2.25% (with an interest rate floor of 2.50% to 3.00%). The Amended NBA Receivables Facility provides for advances at a rate of 80% on eligible receivables pledged under the facility, subject to eligible collateral and specified terms and conditions, during the revolving credit period. The maximum borrowings allowed under the facility remains at $70.0 million. Subject to the terms of the Amended NBA Receivables Facility, principal and interest payments received on pledged receivables are applied to principal and interest due under the facility, with the remaining outstanding balance being due by maturity.  In addition, recourse to Bluegreen/Big Cedar Vacations will be limited to the greater of 15% of the outstanding borrowings and $5 million.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include all statements that do not relate strictly to historical or current facts and can be identified by the use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans,” “believes,” “projects,” “predicts,” “seeks,” “will,” “should,” “would,” “may,” “could,” “outlook,” “potential,” and similar expressions or words and phrases of similar import. Forward-looking statements speak only of the date made and include, among others, statements relating to the Company’s future financial performance, business prospects and strategy, anticipated financial position, liquidity and capital needs, and industry, market, and general economic conditions and trends, including rising interest rates, inflation, and decreases in discretionary spending and the impact thereof on the Company. These statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. Actual results may differ materially from those expressed in, or implied by, the forward-looking statements as a result of various factors, including, among others, the following:

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

•risks associated with the adverse impact of economic conditions, including supply chain constraints, labor shortages, rising interest rates, decreases in discretionary spending, and inflationary trends on the Company’s operations and results, including its sales of vacation packages, the price and liquidity of the Company’s Class A Common Stock and Class B Common Stock, the performance of the Company’s vacation ownership interest (“VOI”) notes receivable, and the Company’s ability to obtain additional capital, including the risk that if the Company needs or otherwise believes it is advisable to issue debt or equity securities or to incur indebtedness in order to fund the Company’s operations or investments, it may not be able to issue any such securities or obtain such indebtedness on favorable terms, or at all, and any issuance could result in the dilution of the interests of the Company’s current shareholders;

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

•risks related to potential business expansion, such as potential resort, land and development activity acquisitions, or the pursuit of strategic transactions or opportunities, including that they may involve significant costs and the incurrence of significant indebtedness and may not be successful;

•Risks that the Company’s efforts and expenses, including those aimed at enhancing the experience of Bluegreen Vacation Club Members, may be greater than anticipated and may not result in the benefits anticipated;

•risks relating to public health issues, including that any resurgence of the COVID-19 pandemic or future pandemics may have similar or worse effects, including changes in consumer behavior and preferences, and could result in potential future increases in default and delinquency rates;

•adverse changes to, expirations or terminations of, or interruptions in, and other risks relating to the Company’s business and strategic relationships, management contracts, exchange networks or other strategic marketing alliances, including the scheduled expiration of the Company’s marketing relationship with Bass Pro at the end of 2024 and the impact of any such expiration on the Company, including Bluegreen/Big Cedar Vacations Subsidiary (which is a joint venture with an affiliate of Bass Pro) or that the relationships with Bass Pro and Choice Hotels may not be as profitable as anticipated, or at all, or otherwise not result in the anticipated benefits;

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

•risks related to our efforts to increase our VOI notes receivable portfolio, including that we may not generate additional interest income or otherwise realize the anticipated benefits of such efforts to the extent anticipated or at all;

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

•changes in the Company’s business model and marketing efforts, plans or strategies, which may cause marketing expenses to increase or adversely impact its operating results and financial condition, and such expenses as well as the Company’s investments, including investments in new and expanded sales offices, and other sales and marketing initiatives, including screening methods, and data driven analysis, may not result in the benefits anticipated;

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

Reference is also made to the other risks and uncertainties described in the reports filed with the SEC by the Company, including, without limitation, those discussed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The foregoing factors are not exclusive. Readers should not place undue reliance on any forward-looking statements. In addition, past performance may not be indicative of future results.

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

As of June 30, 2023, the Company had total consolidated assets of approximately $1.5 billion and equity of approximately $282.1 million.

Segment Results

The Company reports the results of its business activities through the following reportable segments: Sales of VOIs and Financing; and Resort Operations and Club Management.

Information regarding net income attributable to shareholders by reportable segment is set forth in the table below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
(in thousands)
Sales of VOIs and financing	$42,371	$35,703	$75,045	$69,791
Resort operations and club management	22,977	20,739	45,389	41,106
Bluegreen corporate and other	(29,100)	(26,266)	(61,581)	(53,371)
BVH corporate	(1,778)	(2,169)	(4,499)	(4,122)
Income before income taxes	34,470	28,007	54,354	53,404
Provision for income taxes	(8,019)	(6,171)	(12,498)	(12,361)
Net income	26,451	21,836	41,856	41,043
Less: Net income attributable to noncontrolling interest	4,538	4,052	8,444	7,272
Net income attributable to shareholders	$21,913	$17,784	$33,412	$33,771

Executive Overview

Bluegreen is a leading vacation ownership company that markets and sells VOIs and manages resorts in popular leisure and urban destinations. As of June 30, 2023, Bluegreen’s resort network included 48 (resorts in which owners in the Bluegreen Vacation Club (“Vacation Club”) have the right to use most of the units in connection with their VOI ownership) and 23 Club Associate Resorts (resorts in which owners in the Vacation Club have the right to use a limited number of units in connection with their VOI ownership). These Club Resorts and Club Associate Resorts are primarily located in high-volume, “drive-to” vacation locations, including Orlando, Panama City Beach, Las Vegas, the Smoky Mountains, Myrtle Beach, Charleston, the Branson, Missouri area, and New Orleans, among others. In addition, in May 2023 Bluegreen purchased a resort located in Nashville, Tennessee. Through Bluegreen’s points-based system, the approximately 217,000 owners in the Vacation Club have the flexibility to stay at units available at any of Bluegreen’s resorts and have access to over 11,400 other hotels and resorts through partnerships and exchange networks. Bluegreen’s sales and marketing platform is supported by marketing relationships with nationally-recognized consumer brands, such as Bass Pro and Choice Hotels. The Company believes these marketing relationships have helped generate sales within its core demographic.

VOI Sales and Financing

Bluegreen’s primary business is the marketing and sale of deeded VOIs. Customers who purchase these VOIs receive an allotment of points, which can be redeemed for stays at one of Bluegreen’s resorts or at 11,400 other hotels and resorts available through partnerships and exchange networks. Bluegreen’s goal is to employ a flexible model with a mix of sales of owned, acquired or developed VOIs and sales of VOIs on behalf of third-party developers, as determined by management to be appropriate from time to time based on market and economic conditions, available cash, and other factors. When sales of VOIs are made on behalf of third-party developers, Bluegreen generally receives fees from the sale and marketing of their VOIs without incurring the significant upfront capital investment generally associated with resort acquisition or development. While fee-based sales typically do not require an initial investment or involve development financing risk, sales of Bluegreen owned inventory typically result in a greater contribution to EBITDA and Adjusted EBITDA. Both Bluegreen owned VOI sales and fee-based VOI sales result in recurring, incremental and long-term fee streams by adding owners to the Vacation Club and new resort management contracts. Fee-based sales of VOIs comprised 10% and 14% of system-wide sales of VOIs during the three months ended June 30, 2023 and 2022, respectively, and 11% and 18% of Bluegreen’s system-wide sales of VOIs during the six months ended June 30, 2023 and 2022, respectively, reflecting management’s decision to increase its focus on the sale of Bluegreen developed VOIs. In connection with sales of VOIs, Bluegreen also generates interest income by providing financing to qualified purchasers. Collateralized by the underlying VOIs, Bluegreen’s loans are generally structured as 10-year, fully-amortizing loans with a fixed interest rate ranging from approximately 12% to approximately 18% per annum. As of June 30, 2023, the weighted-average interest rate on the Company’s VOI notes receivable was 15.2%. In addition, the Company earns fees for various other services it provides, including title and escrow services in connection with the closing of VOI sales, and mortgage servicing. During 2023, Bluegreen commenced VOI sales operations at Bluegreen’s Bayside Resort & Spa in Panama City Beach, Florida.

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

Reportable Segments Results of Operations

Adjusted EBITDA Attributable to Shareholders for the three and six months ended June 30, 2023 and 2022:

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
(in thousands)
Adjusted EBITDA - sales of VOIs and financing	$41,356	$37,368	$76,083	$73,105
Adjusted EBITDA - resort operations and club management	23,132	20,920	45,702	41,470
Total Segment Adjusted EBITDA	64,488	58,288	121,785	114,575
Less: Bluegreen's Corporate and other	(18,591)	(18,922)	(41,298)	(40,419)
Less: BVH Corporate and other	(588)	(575)	(1,129)	(1,047)
Adjusted EBITDA	45,309	38,791	79,358	73,109
Less: Adjusted EBITDA attributable to non-controlling interest	(4,597)	(4,115)	(8,560)	(7,385)
Total Adjusted EBITDA attributable to shareholders	$40,712	$34,676	$70,798	$65,724

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
(in thousands)
Net income attributable to shareholders	$21,913	$17,784	$33,412	$33,771
Net income attributable to the non-controlling interest in Bluegreen/Big Cedar Vacations	4,538	4,052	8,444	7,272
Net Income	26,451	21,836	41,856	41,043
Add: Depreciation and amortization	3,867	3,852	7,839	7,773
Less: Interest income (other than interest earned on VOI notes receivable)	(1,677)	(132)	(2,550)	(195)
Add: Interest expense - corporate and other	9,980	6,241	19,605	10,603
Add: Provision for income taxes	8,019	6,171	12,498	12,361
EBITDA	46,640	37,968	79,248	71,585
Add: Share-based compensation expense (1)	1,578	817	3,037	1,562
Sale of vacant land and other assets	(2,909)	6	(2,927)	(38)
Adjusted EBITDA	45,309	38,791	79,358	73,109
Adjusted EBITDA attributable to the non-controlling interest	(4,597)	(4,115)	(8,560)	(7,385)
Adjusted EBITDA attributable to shareholders	$40,712	$34,676	$70,798	$65,724

(1)Share-based compensation expense for the three and six months ended June 30, 2023 and June 30, 2022 related to restricted stock awards granted in each respective period as described in Note 10 “Equity” to the Company’s unaudited consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

System-wide sales of VOIs include Bluegreen owned VOI sales and fee-based VOI sales. The following table reconciles system-wide sales of VOIs to gross sales of VOIs, the most comparable GAAP financial measure.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Gross sales of VOIs	$179,685	$170,787	$328,544	$286,395
Add: Fee-Based VOI sales	21,022	27,760	39,109	63,697
System-wide sales of VOIs	$200,707	$198,547	$367,653	$350,092

For the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022

Sales of VOIs and Financing

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023		2022		2023		2022
	Amount	% of System-wide sales of VOIs (5)	Amount	% of System-wide sales of VOIs (5)	Amount	% of System-wide sales of VOIs (5)	Amount	% of System-wide sales of VOIs (5)
(in thousands)
Bluegreen owned VOI sales (1)	$179,685	90	$170,787	86	$328,544	89	$286,395	82
Fee-Based VOI sales	21,022	10	27,760	14	39,109	11	63,697	18
System-wide sales of VOIs	200,707	100	198,547	100	367,653	100	350,092	100
Less: Fee-Based sales	(21,022)	(10)	(27,760)	(14)	(39,109)	(11)	(63,697)	(18)
Gross sales of VOIs	179,685	90	170,787	86	328,544	89	286,395	82
Provision for loan losses (2)	(29,324)	(16)	(26,526)	(16)	(54,570)	(17)	(43,105)	(15)
Sales of VOIs	150,361	75	144,261	73	273,974	75	243,290	69
Cost of VOIs sold (3)	(17,387)	(12)	(18,221)	(13)	(32,717)	(12)	(30,063)	(12)
Gross profit (3)	132,974	88	126,040	87	241,257	88	213,227	88
Fee-Based sales commission revenue (4)	13,881	66	18,850	68	25,572	65	42,934	67
Financing revenue, net of financing expense	21,515	11	19,259	10	42,633	12	37,998	11
Other expense	(845)	0	(358)	0	(1,545)	0	(510)	0
Other fee-based services, title operations and other, net	1,120	1	2,467	1	2,407	1	4,598	1
Net carrying cost of VOI inventory	(4,719)	(2)	(4,013)	(2)	(9,699)	(3)	(8,067)	(2)
Selling and marketing expenses	(106,598)	(53)	(112,571)	(57)	(199,125)	(54)	(196,457)	(56)
General and administrative expenses - sales and marketing	(14,957)	(7)	(13,971)	(7)	(26,455)	(7)	(23,932)	(7)
Operating profit - sales of VOIs and financing	42,371	21%	35,703	18%	75,045	20%	69,791	20%
Add: Depreciation and amortization	1,897		1,665		3,931		3,314
Sale of vacant land and other assets	(2,912)		—		(2,893)		—
Adjusted EBITDA - sales of VOIs and financing	$41,356		$37,368		$76,083		$73,105

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

System-wide sales of VOIs. System-wide sales of VOIs were $200.7 million and $198.5 million during the three months ended June 30, 2023 and 2022, respectively, and $367.7 million and $350.1 million during the six months ended June 30, 2023 and 2022, respectively. System-wide sales of VOIs are driven by the number of guests attending a timeshare sale presentation (a “guest tour”) and our ability to convert guest tours into purchases of VOIs. The number of guest tours is driven by the number of existing owner guests Bluegreen has staying at a resort with a sales center who agree to attend a sales presentation and the number of new guest arrivals, the majority of which are utilizing a vacation package. During the three and six months ended June 30, 2023, we experienced an increase in the number of existing owner tours and a slight reduction in new guest tours which contributed to an overall 1% and 3% increase in the total number of guest tours compared to the three and six months ended June 30, 2022, respectively. In addition, the average sales volume per guest remained relatively consistent for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 and increased 2% during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The increase in the average sales volume per guest in the six months ended June 30, 2023 was driven by a 6% increase in the average sales price per transaction during the six months ended June 30, 2023 compared to the six months ended June 30, 2022, reflecting our continued focus on larger size transactions, partially offset by a 70 basis-point decrease in the sale-to-tour conversion ratio during the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

System-wide sales include both Bluegreen-owned sales and Fee-Based Sales. Sales by category are based on which deeded VOI is conveyed in the transaction. The individual VOIs sold are based on several factors, including the needs of fee-based clients, the Company’s debt service requirements and default resale requirements under term securitizations and similar transactions. These factors and business initiatives contribute to fluctuations in the amount of sales by category from period to period.

Sales of VOIs. Sales of VOIs were $150.4 million and $144.3 million during the three months ended June 30, 2023 and 2022, respectively, and $274.0 million and $243.3 million during the six months ended June 30, 2023 and 2022, respectively. Sales of VOIs were impacted by the factors described in the discussion of system-wide sales of VOIs above, the proportion of Fee-Based VOI sales and the provision for loan losses. Gross sales of VOIs were reduced by $29.3 million and $26.5 million during the three months ended June 30, 2023 and 2022, respectively, and $54.6 million and $43.1 million during the six months ended June 30, 2023 and 2022, respectively, for the provision for loan losses. The provision for loan losses varies for periods depending on the amount of financed, non-fee-based sales during the period and changes in estimates of future VOI notes receivable performance for existing and newly originated loans. The provision for loan losses as a percentage of gross sales of VOIs was 16% during both the three months ended June 30, 2023 and 2022, and 17% and 15% during the six months ended June 30, 2023 and 2022, respectively. The increase in the provision for loan losses as a percentage of gross sales of VOIs during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 was primarily due to a higher proportion of VOI sales financed by us, resulting in a higher provision for loan losses, reflecting our decision to seek to grow our VOI notes receivable portfolio in an effort to generate additional interest income.

Average annual default rates and delinquency rates have increased during the 2023 periods as compared to the 2022 periods due to higher sales of VOIs in recent years, the concentration of new owner VOI notes receivable, the aging of the portfolio (default rates are highest in the second and third year after origination), and other overall economic conditions. The average annual default rates and delinquency rates (more than 30 days past due) on our VOI notes receivable were as follows:

	For the Twelve Months Ended June 30,
	2023	2022

Average annual default rates (1)	9.62%	7.86%

	As of June, 30,
	2023	2022

Delinquency rates (1)	3.87%	2.75%

(1)The average annual default rates in the table above includes: i) VOIs which have been defaulted but had not yet been charged off due to the provisions of certain of our receivable-backed notes payable transactions, or ii) certain VOI loans over 127 days past due where we received cease and desist letters from attorneys and other third-party exit firms. These are excluded for purposes of calculating the delinquency rates above.

The following table sets forth certain information for system-wide sales of VOIs for the three and six months ended June 30, 2023 and 2022:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023	2022	Change		2023	2022	Change
(dollars in thousands)
Number of sales centers open at period-end	25	24	4%		25	24	4%
Total number of VOI sales transactions	9,396	9,740	(4)%		17,011	17,254	(1)%
Average sales price per transaction	$21,456	$20,552	4%		$21,661	$20,410	6%
Number of total guest tours	66,916	66,376	1%		118,671	115,237	3%
Sale-to-tour conversion ratio– total marketing guests	14.0%	14.7%	(70)	bp	14.3%	15.0%	(70)	bp
Number of existing owner guest tours	31,893	29,716	7%		59,997	54,557	10%
Sale-to-tour conversion ratio–existing owners	15.2%	17.3%	(210)	bp	15.3%	17.0%	(170)	bp
Number of new guest tours	35,023	36,660	(4)%		58,674	60,680	(3)%
Sale-to-tour conversion ratio– new guests	13.0%	12.6%	40	bp	13.3%	13.1%	20	bp
Percentage of sales to existing owners	55.2%	53.6%	160	bp	57.9%	55.1%	280	bp
Average sales volume per guest	$3,013	$3,016	—%		$3,105	$3,056	2%

Cost of VOIs Sold. During the three months ended June 30, 2023 and 2022, cost of VOIs sold was $17.4 million and $18.2 million, respectively. Cost of VOIs sold was $32.7 million and $30.1 million during the six months ended June 30, 2023 and 2022, respectively. Cost of VOIs sold as a percentage of sales was 12% and 13% during the three months ended June 30, 2023 and 2022, respectively, and 12% during both the six months ended June 30, 2023 and 2022. Cost of VOIs sold as a percentage of sales of VOIs varies between periods based on the relative costs of the specific VOIs sold in each period and the size of the point packages of the VOIs sold (due to offered volume discounts, including consideration of cumulative sales to existing owners). Additionally, the effect of changes in estimates under the relative sales value method, including estimates of sales, future defaults, upgrades and incremental revenue from the resale of repossessed VOI inventory, are reflected on a retrospective basis in the period the change occurs. During the six months ended June 30, 2023, approximately $1.1 million of cost of VOIs sold related to these true-ups, compared to approximately $1.3 million for the six months ended June 30, 2022. Beginning in June 2022, we reinstated certain equity trade programs that were discontinued during 2020 that allow owners to use the equity in an existing VOI towards the purchase of additional VOI inventory. Cost of sales is typically favorably impacted in periods where a significant amount of Secondary Market VOI inventory is acquired or actual defaults and equity trades are higher than anticipated and the resulting change in estimate is recognized.

Fee-Based Sales Commission Revenue. During the three months ended June 30, 2023 and 2022, Bluegreen sold $21.0 million and $27.8 million, respectively, and during the six months ended June 30, 2023 and 2022, Bluegreen sold $39.1 million and $63.7 million, respectively, of third-party VOI inventory under commission arrangements and earned sales and marketing commissions of $13.9 million and $18.9 million during the three months ended June 2023 and 2022, respectively, and $25.6 million and $42.9 million during the six months ended June 30, 2023 and 2022, respectively, in connection with those sales. The decrease in sales of third-party developer inventory on a commission basis during the 2023 periods reflects Bluegreen’s increased focus on selling Bluegreen owned VOIs. Bluegreen earned an average sales and marketing commission of 66% and 68% during the three months ended June 30, 2023 and 2022, respectively, and 65% and 67% during the six months ended June 30, 2023 and 2022, respectively, which is net of a reserve for commission refunds in connection with certain customer defaults and cancellations pursuant to the terms of certain fee-based service arrangements. Bluegreen typically recognizes a sales and marketing commission between 65% and 68% on sales of third-party VOI inventory.

Financing Revenue, Net of Financing Expense — Sales of VOIs. Interest income on VOIs notes receivable was $29.3 million and $23.4 million during the three months ended June 30, 2023 and 2022, respectively, which was partially offset by interest expense on receivable-backed debt of $7.8 million and $4.1 million, respectively. Interest income on VOIs notes receivable was $57.2 million and $45.5 million during the six months ended June 30, 2023 and 2022, respectively, which was partially offset by interest expense on receivable-backed debt of $14.6 million and $7.5 million, respectively. The increase in finance revenue, net of finance expense in the 2023 periods as compared to the 2022 periods is primarily due to higher VOI notes receivable balances reflecting continued growth in VOI sales and Bluegreen’s efforts to increase the amount of VOI sales financed by it, partially offset by higher outstanding receivable-backed debt balances and higher interest rates on such debt.

Other Fee-Based Services — Title Operations, net. During the three months ended June 30, 2023 and 2022, revenue from title operations was $3.2 million and $3.4 million, respectively, which was partially offset by expenses directly related to title operations of $2.1 million and $1.0 million, respectively. During the six months ended June 30, 2023 and 2022, revenue from title operations was $6.4 million and $6.5 million, respectively, which was partially offset by expenses directly related to title operations of $3.9 million and $1.9 million, respectively. Resort title fee revenue varies based on VOI sales volumes as well as the title costs in the jurisdictions where the inventory being sold is located.

Net Carrying Cost of VOI Inventory. The gross carrying cost of VOI inventory was $10.3 million and $10.7 million during the three months ended June 30, 2023 and 2022, respectively, which was partially offset by rental and sampler revenues of $5.6 million and $6.7 million, respectively. The gross carrying cost of VOI inventory was $19.9 million and $20.9 million during the six months ended June 30, 2023 and 2022, respectively, which was partially offset by rental and sampler revenues of $10.2 million and $12.9 million, respectively. The increase in net carrying costs of VOI inventory was primarily related to lower rental and sampler revenue, partially offset by lower maintenance fees and developer subsidies associated with the timing of acquisitions of VOI inventory. Recent and planned acquisitions of VOI inventory are expected to increase developer subsidies in the near future. However, there is no assurance that any future acquisitions will be completed or successful. In certain circumstances, marketing costs are offset by using inventory for marketing guest stays.

Selling and Marketing Expenses. Selling and marketing expenses were $106.6 million and $112.6 million during the three months ended June 30, 2023 and 2022, respectively, and $199.1 million and $196.5 million during the six months ended June 30, 2023 and 2022, respectively. As a percentage of system-wide sales, selling and marketing expenses were 53% and 57% for the three months ended June 30, 2023 and 2022, respectively, and 54% and 56% for the six months ended June 30, 2023 and 2022, respectively. The decrease in selling and marketing expenses as a percentage of system-wide sales was driven by decreases in marketing cost and sales commissions expense and a higher proportion of sales to existing owners, which are generally more profitable than sales to new customers. Sales to existing owners increased from 53.6% of system-wide sales during the three months ended June 30, 2022 to 55.2% during the three months ended June 30, 2023 and increased from 55.1% during the six months ended June 30, 2022 to 57.9% during the six months ended June 30, 2023. The efficiency associated with increased sales to existing owners was partially offset by costs incurred to invest in and expand our sales and marketing operations, including costs in connection with the commencement of VOI sales at Bluegreen’s Bayside Resort & Spa in Panama City Beach, Florida in 2023.

Marketing expense also decreased during the 2023 periods as a result of the previously disclosed transition of kiosks at certain Cabela’s stores to an unmanned, virtual format and the exiting of certain kiosks at malls, as of January 1, 2023. The operation of fewer locations lowered overall costs and allowed us to focus on higher producing locations. As a result, even with fewer locations, we increased the number of vacation packages sold in the second quarter and first half of 2023 by 17% and 7% respectively, over the prior periods. The active pipeline of vacation packages decreased to 166,686 at June 30, 2023 from 184,782 at June 30, 2022 based on vacation packages used or expired, net of new package sales. During the second, third and fourth quarters of 2022, Bluegreen reorganized its retail marketing operations, temporarily reducing its package sales and pipeline of vacation packages.

The following table sets forth certain new customer marketing information, excluding sampler and other returning owner vacation packages, for the three and six months ended June 30, 2023 and 2022:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
Number of Bass Pro and Cabela's marketing locations at period-end (1)	130	128	2	130	128	2
Number of vacation packages outstanding, beginning of the period (2)	166,597	200,627	(17)	165,240	187,244	(12)
Number of vacation packages sold	47,114	40,395	17	87,894	82,385	7
Number of vacation packages outstanding, end of the period (1)	166,686	184,782	(10)	166,686	184,782	(10)
% of Bass Pro vacation packages at period end	46%	43%	7	46%	43%	7
% of Cabela's vacation packages at period end	17%	18%	(6)	17%	18%	(6)
% of Choice Hotel vacation packages at period end	30%	26%	15	30%	26%	15
% of Other vacation packages at period end	8%	13%	(38)	8%	13%	(38)

(1)As of January 1, 2023, 23 of our Cabela’s marketing locations were converted to unmanned, virtual kiosks, of which 4 were reopened during June 2023.

(2)Excludes vacation packages sold to customers more than one year prior to the period presented and vacation packages sold to customers who had already toured and purchased a VOI.

In addition to vacation packages sold to new prospects, we also sell vacation packages to customers who have already toured, some of whom purchased a VOI, and have indicated they would tour again. As of June 30, 2023, the pipeline of such packages was approximately 16,400. There is no assurance that such packages will convert to sales at historical or expected levels.

General and Administrative Expenses — Sales and Marketing Operations. General and administrative expenses, representing expenses directly attributable to sales and marketing operations, were $15.0 million and $14.0 million during the three months ended June 30, 2023 and 2022, respectively, and $26.5 million and $23.9 million during the six months ended June 30, 2023 and 2022, respectively. As a percentage of system-wide sales of VOIs, general and administrative expenses directly attributable to sales and marketing operations were 7% during both the three months ended June 30, 2023 and 2022 and 7% during both the six months ended June 30, 2023 and 2022.

Resort Operations and Club Management

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(dollars in thousands)	2023		2022		2023		2022
Resort operations and club management revenue	$59,101		$45,519		$110,662		$91,706
Resort operations and club management expense	(36,124)		(24,780)		(65,273)		(50,600)
Operating profit - resort operations and club management	22,977	39%	20,739	46%	45,389	41%	41,106	45%
Add: Depreciation and amortization	154		181		310		364
Add: Loss on sale of assets	1		—		3		—
Adjusted EBITDA - resort operations and club management	$23,132		$20,920		$45,702		$41,470

Resort Operations and Club Management Revenue. Resort operations and club management revenue increased 30% and 21% during the three and six months ended June 30, 2023, respectively, as compared to the three and six months ended June 30, 2022. Cost reimbursement revenue, which consists of payroll and other operating expenses which we incur and pass through to the HOAs, increased 62% and 39% during the three and six months ended June 30, 2023, respectively, as compared to the three and six months ended June 30, 2022. The increase in cost reimbursement revenue was primarily attributable to an increase in headcount due to the operation of additional resorts and higher wages and insurance expense. Excluding cost reimbursement revenue, resort operations and club management revenues increased 12% and 10% during the three and six months ended June 30, 2023, respectively, compared to the three and six months ended June 30, 2022, primarily due to an increase in management fees commensurate with higher resort operating costs and three additional resort management contracts. Our resort network included a total of 71 and 68 Club and Club Associate Resorts as of June 30, 2023 and 2022, respectively. We managed 52 and 49 resort properties as of June 30, 2023 and 2022.

Resort Operations and Club Management Expense. During the three and six months ended June 30, 2023, resort operations and club management expense increased 46% and 29% compared to the three and six months ended June 30, 2022. The increase during the 2023 periods was primarily due to increased compensation costs incurred as a result of higher staffing levels and a competitive labor market, and increased insurance expenses.

Bluegreen Corporate and Other

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022
General and administrative expenses - corporate and other	$(25,009)	$(21,652)	$(51,115)	$(46,453)
Other income (expense), net	3,022	(99)	3,219	415
Loss (gain) on assets held for sale	2	6	(37)	(38)
Add: Depreciation and amortization	1,816	2,006	3,598	4,095
Add: Share-based compensation and other	1,578	817	3,037	1,562
Adjusted EBITDA - Corporate and other	$(18,591)	$(18,922)	$(41,298)	$(40,419)

General and Administrative Expenses — Corporate and Other. General and administrative expenses directly attributable to corporate overhead were $25.0 million and $51.1 million during the three and six months ended June 30, 2023, respectively, compared to $21.7 million and $46.5 million during the three and six months ended June 30, 2022. respectively. The increase during the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022 was primarily due to higher legal fees associated with the actions of, and claims against, exit firms and other litigation as described further in Note 9 to the Company’s unaudited consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, as well as higher insurance and information technology costs.

Interest Expense.  Interest expense unrelated to receivable-backed debt was $8.8 million and $16.2 million during the three and six months ended June 30, 2023, respectively, compared to $4.7 million and $7.5 million during the three and six months ended June 30, 2022, respectively. The increase in such interest expense during the three and six months ended June 30, 2023 was primarily due to the higher weighted-average cost of borrowing and higher weighted average outstanding borrowings, as compared to the three and six months ended June 30, 2022. The weighted average cost of borrowing excluding receivable-backed debt as of June 30, 2023 was approximately 9.1% compared to approximately 5.6% as of June 30, 2022.

Net Income Attributable to Non-Controlling Interest. The Company includes in its consolidated financial statements the results of operations and financial condition of Bluegreen/Big Cedar Vacations, Bluegreen’s 51%-owned subsidiary. Net income attributable to non-controlling interest is the portion of Bluegreen/Big Cedar Vacations’ net income that is attributable to Big Cedar LLC, which holds the remaining 49% interest in Bluegreen/Big Cedar Vacations. Net income attributable to noncontrolling interest during the three and six months ended June 30, 2023 was $4.5 million and $8.4 million, respectively, compared to $4.1 million and $7.3 million for the three and six months ended June 30, 2022, respectively. The increase in net income attributable to noncontrolling interest for the three and six months ended June 30, 2023 compared to the three six months ended June 30, 2022 primarily reflects higher sales of VOIs and operating profit at Bluegreen/Big Cedar Vacations.

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

Corporate General and Administrative Expenses

BVH’s corporate general and administrative expenses were $0.6 million and $1.3 million for the three and six months ended June 30, 2023, respectively, and $0.6 million and $1.1 million for the three and six months ended June 30, 2022, respectively, and consist primarily of costs associated with BVH being a publicly traded company (including, but not limited to, executive compensation, shareholder relations, and legal and audit expenses).

Interest Expense

BVH’s interest expense for the three and six months ended June 30, 2023 was $1.2 million and $3.4 million, respectively, compared to $1.6 million and $3.1 million during the three and six months ended June 30, 2022, respectively. Interest expense for the three and six months ended June 30, 2023 includes ($0.3) million and $0.4 million, respectively, and $0.8 million and $1.5 million, respectively, for the three and six months ended June 30, 2022 of interest expense on the note payable to BBX Capital issued in connection with the spin-off of BBX Capital in September 2020. Included in interest expense for the 2023 periods is a $0.9 million gain on the $15.0 million repayment of the note payable to BBX Capital in May 2023 as described further in Note 7 to the Company’s unaudited consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Provision for Income Taxes

The provision for income taxes was $8.0 million and $12.5 million for the three and six months ended June 30, 2023, respectively, compared to $6.2 million and $12.4 million during the three and six months ended June 30, 2022, respectively. The Company’s effective income tax rate was 27% and 26% during the three months ended June 30, 2023 and 2022, respectively, and 27% during both of the six months ended June 30, 2023 and 2022. The effective income tax rate differed from the expected federal income tax rate of 21% due to the impact of the Company’s nondeductible executive compensation and state income taxes.

Changes in Financial Condition

The following table summarizes the Company’s cash flows for the periods indicated (in thousands):

	For the Six Months Ended June 30,
	2023	2022

Net cash (used in) provided by operating activities	$(49,868)	$68,924
Net cash used in investing activities	(8,666)	(7,867)
Net cash provided by financing activities	62,959	20,185
Net increase in cash, cash equivalents, and restricted cash	$4,425	$81,242

Cash Flows from Operating Activities

The Company’s operating cash flow decreased $118.8 million during the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily reflecting the following:

•an increase in our VOI notes receivable portfolio;

•the acquisitions of $53.6 million of resorts in Nashville, Tennessee and of $7.2 million in Branson, Missouri and other VOI inventory acquisition and development activities;

•an increase in interest paid on borrowings; and

•timing of the payment of certain operating expenses during the 2023 period.

Cash Flows from Investing Activities

Cash used in investing activities was $8.7 million and $7.9 million during the six months ended June 30, 2023 and 2022, respectively, and consisted primarily of spending on IT equipment and sales office expansions and renovations.

Cash Flows from Financing Activities

Cash provided by financing activities increased $42.8 million during the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily due to a $16.9 million increase in net borrowings in the 2023 period which was largely attributable to the 2023 Term Securitization described further below. Additionally, the Company repurchased $30.8 million of shares of its common stock in the 2022 period with no such repurchases in the 2023 period. These increases were partially offset by $6.8 million of dividends paid in the 2023 period compared to $3.1 million in the 2022 period.

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

Liquidity and Capital Resources

BVH Parent Company

BVH, at its parent company level, is a holding company with limited operations. It currently expects to incur approximately $1.5 million to $2.0 million annually in executive compensation expenses and public company costs and annual interest expense of approximately $6.5 million to $7.0 million associated with the junior subordinated debentures issued by Woodbridge, a wholly owned subsidiary of BVH, and BVH’s note payable to BBX Capital, each as described below. These amounts are based on current expectations and assumptions, currently available information and, with respect to interest expense on Woodbridge’s junior subordinated debentures, interest rates as of June 30, 2023. Such assumptions and expectations may not prove to be accurate, interest rates may continue to increase and, accordingly or otherwise, actual expenses may exceed the amounts expected.

As of June 30, 2023, BVH, excluding its subsidiaries, had cash and cash equivalents of approximately $1.2 million. Its primary source of liquidity for the foreseeable future is expected to be its available cash, cash equivalents, and distributions from Bluegreen. BVH is dependent on the payment of distributions from Bluegreen to fund its operations and debt service requirements in future periods. There is no assurance that Bluegreen will pay distributions in the amounts required to fund BVH’s needs or at all.

In connection with the spin-off of BBX Capital in September 2020, BVH issued a $75.0 million note payable to BBX Capital that accrues interest at a rate of 6% per annum and requires payments of interest on a quarterly basis. Under the terms of the note, BVH has the option in its discretion to defer interest payments under the note, with interest on the entire outstanding balance thereafter to accrue at a cumulative, compounded rate of 8% per annum until such time as all accrued payments under the note are brought current, including deferred interest. As of December 31, 2022, $50.0 million was outstanding on the note. In March 2023, the Company repaid $15.0 million of the note payable for $14.1 million and recognized a gain of $0.9 million, leaving a remaining balance of $35.0 million as of June 30, 2023.

All outstanding amounts under the note will become due and payable in September 2025 or earlier upon certain other events.

As of June 30, 2023, Woodbridge had $65.4 million of junior subordinated debentures outstanding. As of June 30, 2023, Woodbridge’s junior subordinated debentures accrued interest at a rate of 3-month LIBOR plus a spread ranging from 3.80% to 3.85%. Effective July 1, 2023, the junior subordinated debentures have transitioned to reference different benchmark interest rates plus a spread. Woodbridge’s junior subordinated debentures mature between 2035 and 2036 and require interest payments on a quarterly basis.

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

In August 2021, the Company’s board of directors approved a share repurchase program which authorized the repurchase of the Company’s Class A Common Stock and Class B Common Stock at an aggregate cost of up to $40.0 million. In March 2022, the Company’s board of directors approved a $50.0 million increase in the aggregate cost of the Company’s Class A Common Stock and Class B Common Stock that may be repurchased under the program. The Company repurchased and retired 1,068,622 shares of Class A Common Stock during the six months ended June 30, 2022 for an aggregate purchase price of $30.8 million with no such repurchases during the 2023 period. As of June 30, 2023, $8.3 million remained available for the repurchase of shares under the Company’s share repurchase program.

In the first and second quarters of 2023, the Company paid a quarterly cash dividend on its Class A and Class B Common stock of $0.20 per share, which totaled $3.4 million in the three months ended June 30, 2023 and $6.8 million in the six months ended June 30, 2023. The Company paid a quarterly cash dividend on its Class A and Class B Common stock of $0.15 per share, which totaled $3.1 million in the aggregate, during the second quarter of 2022.

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

The ability to borrow against notes receivable from VOI buyers has been important to Bluegreen’s continued liquidity. A financed VOI buyer is generally only required to pay a minimum of 10% of the purchase price in cash at the time of sale; however, selling, marketing and administrative expenses attributable to the sale are primarily cash expenses that generally exceed a buyer’s minimum required down payment. Accordingly, having financing facilities available to borrow against Bluegreen’s VOI notes receivable has been important to its ability to meet its short and long-term cash needs. Bluegreen has attempted to maintain a number of diverse financing facilities. Historically, Bluegreen has relied on the term securitization market in order to generate liquidity and create capacity in its receivable facilities. In addition, maintaining adequate VOI inventory to sell and also pursue growth into new markets requires Bluegreen to use cash on hand or incur debt for the acquisition, construction and development of new resorts. We expect to spend between $90.0 million and $100.0 million in possible resort acquisitions and development expenditures during the remainder of 2023 which includes development activity at resorts in Missouri, Tennessee, Colorado and Florida. Bluegreen continues to pursue opportunities for new resort or land acquisitions. There is no assurance that any resort, land or development activity or acquisitions will be completed or successful.

Bluegreen has entered into agreements with third-party developers that allow Bluegreen to buy VOI inventory, typically on a non-committed basis, prior to when it intends to sell such VOIs. Bluegreen also enters into secondary market arrangements with certain HOAs and others typically on a non-committed basis, which allow Bluegreen to acquire VOIs generally at a significant discount, as such VOIs are typically obtained by the HOAs through foreclosure in connection with maintenance fee defaults. Acquisition expenditures for JIT and secondary market inventory, both of which are considered Bluegreen-owned inventory, is expected to range between $5.0 million and $10.0 million during the remainder of 2023.

As described above, Bluegreen’s ability to borrow against its VOI notes receivable has historically been a significant source of liquidity. If Bluegreen is unable to renew credit facilities or obtain new credit facilities, Bluegreen’s business, results of operations, liquidity, or financial condition would be materially, adversely impacted.

In June 2023, Bluegreen completed a private offering and sale of $214.6 million of VOI receivable-backed notes (the “2023 Term Securitization”). The 2023 Term Securitization consisted of the issuance of three tranches of VOI receivable-backed notes (collectively, the “Notes”) with a weighted average coupon rate of approximately 6.32% and a maturity date in November 2038. The gross advance rate for this transaction was 85.5%. The amount of the VOI receivables sold or to be sold to BXG Receivables Note Trust 2023-A (the “Trust”) in the transaction is approximately $251.0 million. The gross proceeds of such sales to the Trust were $212.2 million. A portion of the proceeds were used to: repay all amounts outstanding under Bluegreen’s existing VOI receivable-backed notes purchase facilities (approximately $181.6 million); capitalize a reserve fund; and pay fees and expenses associated with the transaction. The remainder of the gross proceeds from the 2023 Term Securitization were used for general corporate purposes. The Purchase Facility allows for maximum outstanding receivable-backed borrowings of $250.0 million on a revolving basis through September 30, 2025, subject to eligible collateral and the other terms and conditions of the facility. Thus, additional availability of approximately $181.6 million in the aggregate is expected as a result of the repayment described above.

Subject to performance of the collateral, Bluegreen will receive any excess cash flows generated by the receivables transferred under the 2023 Term Securitization (excess meaning after payments of customary fees, interest and principal under the 2023 Term Securitization) on a pro-rata basis as borrowers make payments on their VOI loans.

While ownership of the VOI receivables included in the 2023 Term Securitization is transferred and sold for legal purposes, the transfer of these receivables is accounted for as a secured borrowing for financial accounting purposes. Accordingly, no gain or loss was recognized as a result of this transaction.

Bluegreen has $24.5 million of required contractual obligations due to be paid within one year, as well as one financing facility with advance periods that will expire within one year. While there is no assurance that Bluegreen will be successful, Bluegreen intends to seek to renew or extend its debt and extend its advance periods on certain facilities.

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

Credit Facilities for Receivables with Future Availability

Bluegreen maintains various credit facilities with financial institutions which allow Bluegreen to borrow against or sell its VOI notes receivable. As of June 30, 2023, Bluegreen had the following credit facilities with future availability, in each case, subject to the terms and conditions of the applicable facility (dollars in thousands):

	Borrowing Limit as of June 30, 2023	Outstanding Balance as of June 30, 2023	Availability as of June 30, 2023	Advance Period Expiration; Borrowing Maturity as of June 30, 2023	Borrowing Rate; Rate as of June 30, 2023
Liberty Bank Facility	$40,000	$20,201	$19,799	June 2024; June 2026	Prime - 0.50%; floor of 3.00%; 7.75% (1)
NBA Receivables Facility	70,000	33,000	37,000	September 2023; March 2028	1-month SOFR +1.75% to 2.25%; floor of 3%; 7.21% (2)
Pacific Western Facility	50,000	4,457	45,543	September 2024; September 2027	1-month SOFR +2.50%; floor of 2.75%; 7.67% (3)
Syndicated Warehouse Facility	250,000	—	250,000	September 2025; September 2026	1-month SOFR +1.75%; floor of 2%; 6.91% (4)

	$410,000	$57,658	$352,342

(1)Recourse is limited to $5.0 million, subject to certain exceptions.

(2)Borrowings accrue interest at one-month SOFR plus 1.75% (with an interest rate floor of 3.00%). Recourse to Bluegreen/Big Cedar Vacations is limited to $10.0 million, subject to certain exceptions.

(3)Recourse is limited to $7.5 million, subject to certain exceptions.

(4)Borrowings accrue interest at a rate equal to one-month SOFR plus 1.75% The interest rate will increase to one-month SOFR plus 2.75% upon the expiration of the advance period.

NBA Receivables Facility. On July 28, 2023, Bluegreen/Big Cedar Vacations amended the NBA Receivables Facility to extend the revolving advance period from September 2023 to July 2026 and the maturity date from March 2028 to January 2031.   In addition, pursuant to the Amended NBA Receivables Facility, the interest rate on all new advances made under the facility will be one month term SOFR plus 1.75% to 2.25% (with an interest rate floor of 2.50% to 3.00%). The Amended NBA Receivables Facility provides for advances at a rate of 80% on eligible receivables pledged under the facility, subject to eligible collateral and specified terms and conditions, during the revolving credit period. The maximum borrowings allowed under the facility remains at $70.0 million. Subject to the terms of the Amended NBA Receivables Facility, principal and interest payments received on pledged receivables are applied to principal and interest due under the facility, with the remaining outstanding balance being due by maturity.  In addition, recourse to Bluegreen/Big Cedar Vacations will be limited to the greater of 15% of the outstanding borrowings and $5 million.

See Note 10 to the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2022 for additional information with respect to Bluegreen’s receivable-backed notes payable facilities.

Other Credit Facilities

Fifth Third Syndicated Line-of-Credit and Fifth Third Syndicated Term Loan. Bluegreen’s has a corporate credit facility which included a $100.0 million term loan (the “Fifth Third Syndicated Loan”) with quarterly amortization requirements and a $200.0 million revolving line of credit (the “Fifth Third Syndicated LOC”) as of June 30, 2023. Borrowings generally bear interest at a rate of term SOFR plus 1.75-2.50% and a 0.05%-0.10% credit spread adjustment, depending on Bluegreen’s leverage ratio. The corporate credit facility matures on February 2027. Borrowings are collateralized by certain VOI inventory, sales center buildings, management fees, short-term receivables and cash flows from residual interests relating to certain term securitizations. As of June 30, 2023, outstanding borrowings under the facility totaled $188.8 million, including $93.8 million under the Fifth Third Syndicated Term Loan with an interest rate of 6.9%, and $95.0 million under the Fifth Third Syndicated Line of Credit with an interest rate of 6.9%.

Panama City Acquisition Loan. In October 2022, Bluegreen purchased the property and other assets of a resort located in Panama City, FL for approximately $78.0 million. In connection with this acquisition, Bluegreen entered into a non-revolving acquisition loan (the “Panama City Acquisition Loan”) with National Bank of Arizona (“NBA”) for the acquisition and renovation of the resort. The Panama City Acquisition Loan provides for advances of up to $96.6 million, provided, however, that the total advances may not exceed 70% of the acquisition and renovation costs. Advances may be made during a 36-month advance period. Approximately $54.5 million was advanced at closing for the acquisition of the resort. The remainder of the purchase price was paid in cash. Principal payments will be effected through release payments from sales of the completed VOIs, subject to a minimum amortization schedule, with the remaining balance due at maturity in October 2027. Borrowings under the Panama City Acquisition Loan bear interest at an annual rate equal to one-month term SOFR plus 2.25%, subject to a floor of 2.40%. Recourse is limited to 22.5% of the principal and interest outstanding, with decreases based on achieving certain milestones and subject to certain exceptions. As of June 30, 2023, outstanding borrowings under the facility totaled $53.5 million.

Bluegreen also has outstanding obligations under various securitizations that have no remaining future availability as the advance periods have expired.

Commitments

The following table summarizes the contractual minimum principal and interest payments required on all of the Company’s outstanding debt and non-cancelable operating leases by period due date, as of June 30, 2023 (in thousands):

	Payments Due by Period
Contractual Obligations	Less than 1 year	1 – 3 Years	4 – 5 Years	After 5 Years	Unamortized Debt Issuance Costs	Total

Receivable-backed notes payable	$—	$13,365	$44,293	$476,954	$(9,687)	$524,925
Bluegreen notes payable and other borrowings	16,000	50,000	176,250	—	(1,895)	240,355
BVH note payable to BBX Capital, Inc.	—	35,000	—	—	—	35,000
Jr. subordinated debentures (1)	—	—	—	170,897	(894)	170,003
Noncancelable operating leases (2)	4,510	5,238	3,887	21,081	—	34,716
Bass Pro Settlement (3)	4,000	—	—	—	—	4,000
Contractual interest (4)	63,090	120,810	93,284	347,022	—	624,206
Total contractual obligations	$87,600	$224,413	$317,714	$1,015,954	$(12,476)	$1,633,205

(1)Amounts do not include purchase accounting adjustments for junior subordinated debentures of $33.4 million.

(2)Amounts represent the cash payment for leases and include interest of $9.2 million.

(3)Represents the $4.0 million annual cash payment to be made to Bass Pro during 2024 pursuant to the June 2019 settlement agreement and includes imputed interest of $0.1 million.

(4)Assumes that the scheduled minimum principal payments are made in accordance with the table above and the interest rate on variable rate debt remains the same as the rate at June 30, 2023.

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

In lieu of paying maintenance fees for unsold VOI inventory, Bluegreen may enter into subsidy agreements with certain HOAs. During the six months ended June 30, 2023 and 2022, Bluegreen made payments related to such subsidies of $10.7 million and $5.7 million, respectively, which are included within cost of other fee-based services in the Company’s unaudited consolidated statements of operations and comprehensive income. As of June 30, 2023, and December 31, 2022, Bluegreen had $6.6 million and $0.6 million, respectively, accrued for such subsidies, which is included in accrued liabilities and other in the unaudited consolidated balance sheets as of such dates. Bluegreen’s subsidies have been and may continue to be affected by adverse trends, including rising insurance rates and inflation. The increase in subsidy expense for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 is primarily related to the acquisition of new resorts.

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

As previously disclosed, Bluegreen has an exclusive marketing agreement through 2024 with Bass Pro that provides the Company with the right to market and sell vacation packages at kiosks in each of Bass Pro’s retail locations and through other means. During 2019, Bluegreen entered into a settlement agreement and revised marketing arrangement with Bass Pro and its affiliates. Pursuant to the Settlement Agreement, Bluegreen agreed to make five annual payments to Bass Pro of $4.0 million, which commenced in January 2020. Additionally, in lieu of the previous commission arrangement, Bluegreen agreed to pay Bass Pro a fixed annual fee for each Bass Pro and Cabela’s retail store that Bluegreen accessed or was required to access and an amount per net vacation package sold. As of June 30, 2023, Bluegreen had sales and marketing operations at a total of 130 Bass Pro Shops and Cabela’s Stores. As of January 1, 2023, Bluegreen transitioned its kiosks at certain Cabela’s stores to an unmanned, virtual format. Marketing operations at 4 of those kiosks were resumed in June 2023. As of June 30, 2023, $3.9 million, were included in accrued liabilities and other in the unaudited consolidated balance sheet for the remaining payments required by the settlement agreement.

Off-balance-sheet Arrangements

As of June 30, 2023, the Company did not have any “off-balance sheet” arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The primary impact of rising interest rates on the Company is the increased cost of borrowings associated with its variable-rate debt. As of June 30, 2023, the Company had $434.6 million of variable-rate debt outstanding and $500.4 million of unused borrowing capacity under its credit facilities. Based on the balances at June 30, 2023, a hypothetical 1% increase in interest rates would increase the annual amount of interest payable by approximately $4.3 million and would increase the annual cost of borrowings drawn on available capacity from $0.7 million to $0.8 million for every $10.0 million of incremental borrowings.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and its Chief Financial Officer, conducted an evaluation of the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2023. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act has been recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and has been accumulated and communicated to its management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2023, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 5. Other information.

The description of the July 28, 2023, amendment to Bluegreen/ Big Cedar Vacations’ NBA Receivables Facility set forth in Note 15: Subsequent Events to the unaudited consolidated financial statements included in Part I, Item 1 of this report is incorporated by reference into this item 5. Such description is a summary only, does not purport to be complete, and is qualified in its entirety by reference to the full text of the amendment, a copy of which is filed as Exhibit 10.6 to this report and incorporated herein by reference.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit Number	Description
10.1

Indenture, dated as of June 20, 2023, among BXG Receivables Note Trust 2023-A, as Issuer, Bluegreen Vacations Corporation, as Servicer, Vacation Trust, Inc., as Club Trustee, Equiant Financial Services Inc., as Backup Servicer, and U.S. Bank Trust Company, National Association, as Indenture Trustee, U.S Bank National association, as Custodian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 20, 2023)

10.2

Sale Agreement, dated as of June 20, 2023, by and between BRFC 2023-A LLC, as Depositor, and BXG Receivables Note Trust 2023-A, as Issuer (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 20, 2023)

10.3

Transfer Agreement, dated as of June 20, 2023, by and among Bluegreen Vacations Corporation, BXG Timeshare Trust I, as Seller, and BRFC 2023-A LLC, as Depositor (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 20, 2023)

10.4

Purchase and Contribution Agreement, dated as of June 20, 2023, by and between Bluegreen Vacations Corporation, as Seller, and BRFC 2023-A LLC, as Depositor (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 20, 2023)

10.5	BXG Receivables Note Trust 2023-A, Standard Definitions (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on June 20, 2023)
10.6	NBAZ-Bluegreen-Big Cedar Second Amendment to the Third Amendment and Restated LSA
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels LinkBase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

† Exhibit is furnished, not filed, with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUEGREEN VACATIONS HOLDING CORPORATION

August 2, 2023	By:/s/ Alan B. Levan
Alan B. Levan
Chairman of the Board, Chief Executive Officer and President

August 2, 2023	By: /s/ Raymond S. Lopez
Raymond S. Lopez
Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer