Form 10-Q
period 2023-09-30
Bluegreen Vacations Holding Corp
filed 2023-11-06
CIK 315858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2023

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

The number of shares outstanding of each of the registrant’s classes of common stock as of November 2, 2023 is as follows:

Class A Common Stock of $.01 par value, 13,373,666 shares outstanding

Class B Common Stock of $.01 par value, 3,664,117 shares outstanding

BLUEGREEN VACATIONS HOLDING CORPORATION

FORM 10-Q TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

BLUEGREEN VACATIONS HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

	September 30,	December 31,
	2023	2022
ASSETS
Cash and cash equivalents	$134,881	$175,683
Restricted cash ($25,845 and $19,461 in VIEs at September 30, 2023
and December 31, 2022, respectively)	55,304	50,845
Notes receivable	908,612	763,801
Less: Allowance for loan losses	(232,360)	(211,311)
Notes receivable, net ($439,783 and $354,403 in VIEs
at September 30, 2023 and December 31, 2022, respectively)	676,252	552,490
Vacation ownership interest ("VOI") inventory	449,889	389,864
Property and equipment, net	88,496	85,915
Intangible assets	61,293	61,293
Operating lease assets	20,401	22,963
Prepaid expenses	17,717	23,833
Other assets	35,699	35,499
Total assets	$1,539,932	$1,398,385

LIABILITIES AND EQUITY
Liabilities
Accounts payable	$25,797	$21,389
Deferred income	18,877	15,675
Accrued liabilities and other	122,451	110,048
Receivable-backed notes payable - recourse	14,633	20,841
Receivable-backed notes payable - non-recourse (in VIEs)	560,491	440,781
Note payable to BBX Capital, Inc.	35,000	50,000
Note payable and other borrowings	169,164	218,738
Junior subordinated debentures	136,892	136,011
Operating lease liabilities	24,891	27,716
Deferred income taxes	125,991	113,193
Total liabilities	1,234,187	1,154,392
Commitments and Contingencies - See Note 9
Equity
Preferred stock of $0.01 par value; authorized 10,000,000 shares		—
Class A Common Stock of $0.01 par value; authorized 30,000,000 shares;
issued and outstanding 12,204,198 in 2023 and 12,165,825 in 2022	122	122
Class B Common Stock of $0.01 par value; authorized 4,000,000 shares;
issued and outstanding 3,664,117 in 2023 and 2022	37	37
Additional paid-in capital	51,443	46,821
Accumulated earnings	168,526	124,680
Total Bluegreen Vacations Holding Corporation equity	220,128	171,660
Non-controlling interest	85,617	72,333
Total equity	305,745	243,993
Total liabilities and equity	$1,539,932	$1,398,385

See accompanying Condensed Notes to Consolidated Financial Statements - Unaudited

BLUEGREEN VACATIONS HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (UNAUDITED)

(In thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue:
Gross sales of VOIs	$192,213	$185,902	$520,758	$472,295
Provision for loan losses	(32,880)	(30,684)	(87,451)	(73,789)
Sales of VOIs	159,333	155,218	433,307	398,506
Fee-based sales commission revenue	15,694	14,241	41,266	57,174
Other fee-based services revenue	36,642	34,559	105,987	98,553
Cost reimbursements	23,292	20,719	70,960	54,950
Interest income	32,976	25,803	92,762	71,506
Other income, net	—	296	3,278	774
Total revenues	267,937	250,836	747,560	681,463
Costs and Expenses:
Cost of VOIs sold	20,184	14,805	52,902	44,868
Cost of other fee-based services	15,022	15,377	46,269	41,732
Cost reimbursements	23,292	20,719	70,961	54,951
Interest expense	19,458	10,822	53,670	28,935
Selling, general and administrative expenses	156,581	152,881	436,067	421,339
Other expense, net	63	—	—	—
Total costs and expenses	234,600	214,604	659,869	591,825
Income before income taxes	33,337	36,232	87,691	89,638
Provision for income taxes	(7,840)	(8,586)	(20,338)	(20,948)
Net income	25,497	27,646	67,353	68,690
Less: Income attributable to noncontrolling interest	4,840	4,682	13,284	11,954
Net income attributable to shareholders	$20,657	$22,964	$54,069	$56,736

Comprehensive income attributable to shareholders	$20,657	$22,964	$54,069	$56,736

Basic earnings per share (1)	$1.30	$1.20	$3.41	$2.83
Diluted earnings per share (1)	$1.25	$1.19	$3.31	$2.81
Basic weighted average number of common shares outstanding	15,869	19,101	15,865	20,029
Diluted weighted average number of common and common equivalent shares outstanding	16,479	19,232	16,353	20,191
Cash dividend declared per Class A and B common share	$0.20	$0.15	$0.60	$0.30

(1)Basic and diluted EPS are calculated the same for both Class A and B common shares.

See accompanying Condensed Notes to Consolidated Financial Statements - Unaudited.

BLUEGREEN VACATIONS HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

(In thousands)

	Shares of
	Common Stock		Common
	Outstanding		Stock		Additional		Total	Non-
	Class		Class		Paid-in	Accumulated	Shareholders'	Controlling	Total
	A	B	A	B	Capital	Earnings	Equity	Interests	Equity

Balance, December 31, 2022	12,166	3,664	$122	$37	$46,821	$124,680	$171,660	$72,333	$243,993
Dividends	—	—	—	—	—	(3,408)	(3,408)	—	(3,408)
Share-based compensation	—	—	—	—	1,457	—	1,457	—	1,457
Issuance of common stock on vesting of restricted stock awards	38	—	—	—	(8)	—	(8)	—	(8)
Net income	—	—	—	—	—	11,499	11,499	3,906	15,405
Balance, March 31, 2023	12,204	3,664	$122	$37	$48,270	$132,771	$181,200	$76,239	$257,439
Dividends	—	—	—	—	—	(3,407)	(3,407)	—	(3,407)
Share-based compensation	—	—	—	—	1,579	—	1,579	—	1,579
Net income	—	—	—	—	—	21,913	21,913	4,538	26,451
Balance, June 30, 2023	12,204	3,664	$122	$37	$49,849	$151,277	$201,285	$80,777	$282,062
Dividends	—	—	—	—	—	(3,408)	(3,408)	—	(3,408)
Share-based compensation	—	—	—	—	1,594	—	1,594	—	1,594
Net income	—	—	—	—	—	20,657	20,657	4,840	25,497
Balance, September 30, 2023	12,204	3,664	$122	$37	$51,443	$168,526	$220,128	$85,617	$305,745

	Shares of
	Common Stock		Common
	Outstanding		Stock		Additional		Total	Non-
	Class		Class		Paid-in	Accumulated	Shareholders'	Controlling	Total
	A	B	A	B	Capital	Earnings	Equity	Interests	Equity

Balance, December 31, 2021	17,118	3,665	$171	$37	$173,909	$69,316	$243,433	$60,367	$303,800
Conversion of common stock from Class B to Class A	1	(1)	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	745	—	745	—	745
Purchase and retirement of common stock	(152)	—	(2)	—	(4,700)	—	(4,702)	—	(4,702)
Net income	—	—	—	—	—	15,988	15,988	3,220	19,208
Balance, March 31, 2022	16,967	3,664	$169	$37	$169,954	$85,304	$255,464	$63,587	$319,051
Dividends	—	—	—	—	—	(3,128)	(3,128)	—	(3,128)
Share-based compensation	—	—	—	—	817	—	817	—	817
Purchase and retirement of common stock	(917)	—	(9)	—	(26,113)	—	(26,122)	—	(26,122)
Net income	—	—	—	—	—	17,784	17,784	4,052	21,836
Balance, June 30, 2022	16,050	3,664	$160	$37	$144,658	$99,960	$244,815	$67,639	$312,454
Dividends	—	—	—	—	—	(2,930)	(2,930)	—	(2,930)
Share-based compensation	—	—	—	—	836	—	836	—	836
Purchase and retirement of common stock	(843)	—	(8)	—	(23,605)	—	(23,613)	—	(23,613)
Net income	—	—	—	—	—	22,964	22,964	4,682	27,646
Balance, September 30, 2022	15,207	3,664	$152	$37	$121,889	$119,994	$242,072	$72,321	$314,393

See accompanying Condensed Notes to Consolidated Financial Statements - Unaudited.

BLUEGREEN VACATIONS HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	For the Nine Months Ended September 30,
	2023	2022
Operating activities:
Net income	$67,353	$68,690
Adjustment to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	87,451	73,789
Depreciation and amortization	15,152	15,576
Share-based compensation expense	4,631	2,398
Gain on repayment of note payable to BBX Capital, Inc.	(930)	—
Loss on disposal of property and equipment	67	22
Increase in deferred income tax liability	12,798	13,116
Changes in operating assets and liabilities:
Notes receivable	(211,213)	(149,877)
VOI inventory	(60,834)	8,987
Prepaids expense and other assets	5,419	15,341
Accounts payable, accrued liabilities and other, and deferred income	19,749	20,692
Net cash (used in) provided by operating activities	$(60,357)	$68,734

Investing activities:
Purchases of property and equipment	(13,513)	(9,459)
Net cash used in investing activities	$(13,513)	$(9,459)

Financing activities:
Repayments of notes payable and other borrowings	$(448,129)	$(231,668)
Proceeds from notes payable and other borrowings	501,782	259,806
Payments for debt issuance costs	(5,895)	(5,802)
Issuance of common stock on vesting of restricted stock awards	(8)	—
Purchase and retirement of common stock	—	(54,437)
Dividends paid on common stock	(10,223)	(6,058)
Net cash provided by (used in) financing activities	$37,527	$(38,159)

Net (decrease) increase in cash, cash equivalents, and restricted cash	(36,343)	21,116
Cash, cash equivalents and restricted cash at beginning of period	226,528	183,079
Cash, cash equivalents and restricted cash at end of period	$190,185	$204,195

BLUEGREEN VACATIONS HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	For the Nine Months Ended September 30,
	2023	2022
Supplemental cash flow information:
Interest paid on borrowings, net of amounts capitalized	$46,996	$24,579
Income taxes paid	6,126	5,425

Supplemental schedule of non-cash investing activities:
Transfer of property and equipment to inventory	$—	$1,501

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	134,881	162,667
Restricted cash	55,304	41,528
Total cash, cash equivalents and restricted cash	$190,185	$204,195

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

Our Business

Bluegreen is a leading vacation ownership company that markets and sells vacation ownership interests (“VOIs”) and manages resorts in popular leisure and urban destinations. Bluegreen’s resorts are primarily located in high-volume, “drive-to” vacation locations, including Orlando, Panama City Beach, Las Vegas, the Smoky Mountains, Myrtle Beach, Charleston, the Branson, Missouri area, Nashville and New Orleans, among others. Bluegreen also earns fees for providing management services to the Bluegreen Vacation Club (the “Vacation Club”) and homeowners’ associations (“HOAs”), mortgage servicing, VOI title services, reservation services, and construction design and development services. In addition, Bluegreen provides financing to qualified VOI purchasers, which generates significant interest income.

On November 5, 2023, the Company entered into a merger agreement with Hilton Grand Vacations Inc. (“HGV”) pursuant to which HGV has agreed to acquire the Company in an all-cash transaction.  Subject to the terms and conditions of the merger agreement, upon the consummation of the transaction, HGV will acquire all of the shares of the Company’s Class A Common Stock and Class B Common Stock for $75.00 per share, representing a total enterprise value of approximately $1.5 billion, inclusive of net debt. Closing of the transaction is subject to the approval of the Company’s stockholders and other customary closing conditions, including regulatory approvals. Subject to the satisfaction of the closing conditions, the transaction is expected to close during the first quarter of 2024.

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

Use of Estimates

The Company’s financial statements are prepared in conformity with GAAP, which requires it to make estimates based on assumptions about current and, for some estimates, future economic and market conditions which affect reported amounts and related disclosures in its financial statements. Although the Company’s estimates are based on current and expected future conditions, as applicable, actual conditions could differ from its expectations, which could materially affect its results of operations and financial position. In particular, a number of estimates have been and may continue to be affected by adverse trends affecting general economic conditions, including rising interest rates, inflation and decreases in discretionary spending. The severity, magnitude and duration, as well as the economic consequences of these factors are uncertain, subject to change and difficult to predict. As a result, accounting estimates and assumptions may change over time. Such changes could result in, among other adjustments, incremental loan losses on notes receivable, a decrease in the carrying amount of tax assets, or an increase in other obligations as of the time of a relevant measurement event. On an ongoing basis, management evaluates its estimates, including those that relate to the estimated future sales value of VOI inventory; the recognition of revenue; the allowance for loan losses; the recovery of the carrying value of VOI inventories; the fair value of assets measured at, or compared to, fair value on a non-recurring basis; the estimate of contingent liabilities related to litigation and other claims and assessments; and deferred income taxes. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions and conditions.

2. New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In March 2022, the FASB issued ASU 2022-02, “Financial Instruments – Credit Losses (Topic 326) – Troubled Debt Restructurings and Vintage Disclosures” (“ASU-2022-02”), which eliminates the recognition and measurement guidance applicable to troubled debt restructurings for creditors and enhances disclosure requirements with respect to loan modifications for borrowers experiencing financial difficulty. ASU 2022-02 also requires disclosure of current-period gross write-offs by year of origination to be presented in the vintage disclosures for VOI notes receivable. This update is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted ASU 2022-02 as of January 1, 2023.  The adoption of this standard did not have a material effect on the Company’s financial statements or disclosures other than disclosure related to changes in vintage disclosures relating to VOI notes receivable.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effect of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”), which provides relief for companies preparing for the discontinuation of LIBOR in response to the Financial Conduct Authority (the regulatory authority over LIBOR) plan for a phase out of regulatory oversight of LIBOR interest rate indices to allow for an orderly transition to an alternate reference rate. The Company adopted this standard effective January 1, 2023. The adoption of this standard did not have a material effect on the Company’s financial statements or disclosures.

3. Revenue from Contracts with Customers

The table below sets forth the Company’s disaggregated revenue by category from contracts with customers (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Sales of VOIs (1)	$159,333	$155,218	$433,307	$398,506
Fee-based sales commission revenue (1)	15,694	14,241	41,266	57,174
Resort and club management revenue (2)	29,454	28,073	87,721	81,098

Cost reimbursements (2)	23,292	20,719	70,960	54,950
Title fees and other (1)	4,333	3,699	10,685	10,216
Other revenue (2)	2,855	2,787	7,581	7,239
Revenue from customers	234,961	224,737	651,520	609,183
Interest income (3)	32,976	25,803	92,762	71,506
Other income, net	—	296	3,278	774
Total revenue	$267,937	$250,836	$747,560	$681,463

(1)Included in the Company’s sales of VOIs and financing segment described in Note 14.

(2)Included in the Company’s resort operations and club management segment described in Note 14.

(3)Interest income of $31.4 million and $25.5 million for the three months ended September 30, 2023 and 2022, respectively, and $88.6 million and $71.0 million for the nine months ended September 30, 2023 and 2022, respectively, are included in the Company’s sales of VOIs and financing segment described in Note 14.

As of September 30, 2023 and December 31, 2022, the Company had commission receivables, net of an allowance, of $8.6 million and $10.3 million, respectively, related to sales of VOIs owned by third-parties, which are included in other assets in the unaudited consolidated balance sheets.

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

The following table sets forth the Company’s contract liabilities as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30,	December 31,
	2023	2022

Point incentives	$3,919	$3,944
Owner programs	2,243	2,149
Deferred revenue vacation packages	1,119	1,136
	$7,281	$7,229

4. Notes Receivable

The table below provides information relating to the Company’s notes receivable and its allowance for loan losses (dollars in thousands):

	As of
	September 30,	December 31,
	2023	2022
Notes receivable secured by VOIs:
VOI notes receivable - non-securitized	$319,544	$279,888
VOI notes receivable - securitized	589,068	483,913
Gross VOI notes receivable	908,612	763,801
Allowance for loan losses - non-securitized	(83,075)	(81,801)
Allowance for loan losses - securitized	(149,285)	(129,510)
Allowance for loan losses	(232,360)	(211,311)
VOI notes receivable, net	$676,252	$552,490
Allowance as a % of Gross VOI notes receivable	26%	28%

The weighted-average interest rate charged on the Company’s notes receivable secured by VOIs was 15.2% and 15.3% at September 30, 2023 and December 31, 2022, respectively. All of the Company’s VOI notes receivable bear interest at fixed rates. The Company’s VOI notes receivable are primarily secured by VOI inventory located in Florida, Missouri, South Carolina, Tennessee, Nevada and Virginia.

Allowance for Loan Losses

The activity in the Company’s allowance for loan losses was as follows (in thousands):

	For the Nine Months Ended
	September 30,
	2023	2022

Balance, beginning of period	$211,311	$163,107
Provision for loan losses	87,451	73,789
Less: Write-offs of uncollectible receivables	(66,402)	(41,015)
Balance, end of period	$232,360	$195,881

The table below represents the gross write-offs of financing receivables by year of origination (in thousands):

For the Nine Months Ended
September 30, 2023

2023	$2,292
2022	26,245
2021	18,973
2020	6,099
2019	4,970
Prior	7,823
Total	$66,402

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

Additional information about the Company’s VOI notes receivable by year of origination is as follows as of September 30, 2023 (in thousands):

	Year of Origination
	2023	2022	2021	2020	2019	2018 and Prior	Total
701+	$255,245	147,944	61,523	24,079	31,528	47,732	$568,051
601-700	95,081	88,474	45,156	18,094	18,430	37,047	302,282
<601 (1)	7,966	5,516	2,241	1,627	2,245	3,502	23,097
Other	93	2,055	2,531	1,339	2,407	6,757	15,182
Total by FICO score	$358,385	$243,989	$111,451	$45,139	$54,610	$95,038	$908,612

(1)Includes VOI notes receivable attributable to borrowers without a FICO score (who are primarily foreign borrowers).

Additional information about the Company’s VOI notes receivable by year of origination is as follows as of December 31, 2022 (in thousands):

	Year of Origination
	2022	2021	2020	2019	2018	2017 and Prior	Total
701+	$208,052	$88,445	$34,927	$43,765	$28,001	$43,228	$446,418
601-700	111,796	63,483	25,003	25,613	18,609	35,890	280,394
<601 (1)	8,844	3,181	2,222	2,876	1,818	3,595	22,536
Other	663	3,501	1,352	2,579	2,504	3,854	14,453
Total by FICO score	$329,355	$158,610	$63,504	$74,833	$50,932	$86,567	$763,801

(1)Includes VOI notes receivable attributable to borrowers without a FICO score (who are primarily foreign borrowers).

The percentage of gross notes receivable outstanding by FICO score of the borrower at the time of origination were as follows:

	As of
	September 30,	December 31,
	2023	2022
FICO Score
700+	63%	59%
601-699	34	38
<600	2	2
No Score (1)	1	1
Total	100%	100%

(1)Primarily foreign borrowers.

The Company’s notes receivable are carried at amortized cost less an allowance for loan losses. Interest income is suspended, and previously accrued but unpaid interest income is reversed, on all delinquent notes receivable when principal or interest payments are more than 90 days contractually past due and not resumed until such loans are less than 90 days past due. As of September 30, 2023 and December 31, 2022, $28.7 million and $24.2 million, respectively, of our VOI notes receivable were more than 90 days past due, and accordingly, consistent with our policy, were not accruing interest income. After approximately 127 days, VOI notes receivable are generally written off against the allowance for loan losses. Accrued interest was $7.3 million and $5.8 million as of September 30,

2023 and December 31, 2022, respectively, and is included within other assets in the Company’s unaudited consolidated balance sheets herein.

The following table shows the delinquency status of the Company’s VOI notes receivable as of September 30, 2023 and December 31, 2022 (in thousands):

	As of
	September 30,	December 31,
	2023	2022

Current	$855,913	$721,736
31-60 days	13,525	9,612
61-90 days	10,469	8,243
Over 91 days	28,705	24,210
Total	$908,612	$763,801

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

Under the terms of certain VOI notes receivable sales, the Company has the right to repurchase or substitute a limited amount of defaulted notes for new notes at the outstanding principal balance plus accrued interest. Voluntary repurchases and substitutions of defaulted notes for the nine months ended September 30, 2023 and 2022 were $20.8 million and $7.0 million, respectively. The Company’s maximum exposure to loss relating to its non-recourse securitization entities is the difference between the outstanding VOI notes receivable and the notes payable, plus cash reserves and any additional residual interest in future cash flows from collateral.

The assets and liabilities of the Company’s consolidated VIEs were as follows (in thousands):

	As of
	September 30,	December 31,
	2023	2022

Restricted cash	$25,845	$19,461
Securitized notes receivable, net	439,783	354,403
Receivable backed notes payable - non-recourse	560,491	440,781

The restricted cash and the securitized notes receivable balances disclosed in the table above are restricted to satisfy obligations of the VIEs.

6. VOI Inventory

The Company’s VOI inventory consisted of the following (in thousands):

	As of
	September 30,	December 31,
	2023	2022

Completed VOI units	$264,783	$317,492
Construction-in-progress	112,795	8,537
Real estate held for future development	72,311	63,835
Total	$449,889	$389,864

Construction-in-progress consists primarily of renovation and expansion activity at resorts in Orlando, Florida, Panama City Beach, Florida, Pigeon Forge, Tennessee, and Vail, Colorado.

In April 2023, Bluegreen/Big Cedar Vacations purchased a resort close to Branson, Missouri for $7.1 million, including transaction costs. The transaction was accounted for as an asset acquisition with the purchase price allocated to VOI inventory in the Company’s unaudited consolidated balance sheet as of September 30, 2023.

In May 2023, the Company purchased the property and other assets of a resort located in Nashville, Tennessee for approximately $53.6 million, including transaction costs. The transaction was accounted for as an asset acquisition. Of the purchase price, $51.6 million was allocated to VOI inventory and $2.0 million was allocated to certain property and equipment in the Company’s unaudited consolidated balance sheet as of September 30, 2023.

In November 2023, Bluegreen/Big Cedar Vacations purchased a resort in Stone County, Missouri for $12.6 million, including transaction costs. The transaction was accounted for as an asset acquisition with the purchase price to be allocated to VOI inventory in the Company’s unaudited consolidated balance sheet.

7. Debt

Lines-of-Credit and Notes Payable

Financial data related to our lines of credit and notes payable (other than receivable-backed notes payable, which are discussed below) as of September 30, 2023 and December 31, 2022, were as follows (dollars in thousands):

	As of
	September 30, 2023			December 31, 2022
	Balance	Interest Rate	Carrying Amount of Pledged Assets	Balance	Interest Rate	Carrying Amount of Pledged Assets

Panama City Beach Acquisition Loan	$53,500	7.56%	$85,533	$54,500	6.16%	$77,334
Fifth Third Syndicated LOC	25,000	7.13%	26,762	70,000	5.92%	68,413
Fifth Third Syndicated Term Loan	92,500	7.13%	99,019	96,250	5.40%	94,068
Unamortized debt issuance costs	(1,836)			(2,012)
Total	$169,164		$211,314	$218,738		$239,815

Panama City Beach Acquisition Loan. In October 2022, Bluegreen purchased the property and other assets of a resort located in Panama City Beach, Florida for approximately $78.0 million. In connection with this acquisition, Bluegreen entered into a non-revolving acquisition loan (the “Panama City Beach Acquisition Loan”) with National Bank of

Arizona (“NBA”) for the acquisition and renovation of the resort. In September 2023, the Panama City Beach Acquisition Loan was amended to reduce the maximum advances from $96.6 million to $87.6 million, and reduce the advance rate on future renovation costs from 70% to 55%. Advances may be made during a 36-month advance period. Approximately $54.5 million was advanced at closing for the acquisition of the resort. The remainder of the purchase price was paid in cash. Principal payments will be effected through release payments from sales of the completed VOIs, subject to a minimum amortization schedule, with the remaining balance due at maturity in October 2027. Borrowings under the Panama City Beach Acquisition Loan bear interest at an annual rate equal to one-month term SOFR plus 2.25%, subject to a floor of 2.40%. Recourse is limited to 22.5% of the principal and interest outstanding, with decreases based on achieving certain milestones and subject to certain exceptions.

Other than as described above, there were no new debt issuances or significant changes related to the above listed facilities during the nine months ended September 30, 2023. See Note 10 to the Company’s Consolidated Financial Statements included in its 2022 Annual Report on Form 10-K for additional information regarding the lines-of-credit and notes payable facilities listed above.

Receivable-Backed Notes Payable

Financial data related to our receivable-backed notes payable facilities as of September 30, 2023 and December 31, 2022 were as follows (dollars in thousands):

	As of
	September 30, 2023			December 31, 2022
	Debt Balance	Interest Rate	Principal Balance of Pledged/Secured Receivables	Debt Balance	Interest Rate	Principal Balance of Pledged/Secured Receivables
Receivable-backed notes payable - recourse:
Liberty Bank Facility (1)	$5,000	8.00%	$7,321	$5,000	6.50%	$8,470
NBA Receivables Facility (2)	5,855	7.32%	8,148	10,000	6.62%	13,664
Pacific Western Facility (3)	3,778	7.83%	7,321	5,841	6.82%	10,171
Total	14,633		22,790	20,841		32,305

Receivable-backed notes payable - non-recourse:
Liberty Bank Facility (1)	$12,589	8.00%	$18,432	$4,907	6.50%	$8,312
NBA Receivables Facility (2)	33,176	7.32%	46,171	20,866	6.62%	28,512
Syndicated Warehouse Facility	78,377	7.06%	89,558	104,953	5.87%	125,486
Quorum Purchase Facility	9,897	4.95 - 5.10%	11,513	14,007	4.95-5.10%	16,302
2015 Term Securitization	—	3.02%	—	7,925	3.02%	8,516
2016 Term Securitization	10,639	3.35%	11,122	16,061	3.35%	16,714
2017 Term Securitization	19,417	3.12%	20,920	26,521	3.12%	28,612
2018 Term Securitization	28,959	4.02%	31,389	39,326	4.02%	43,163
2020 Term Securitization	56,875	2.60%	63,656	69,240	2.60%	77,183
2022 Term Securitization	117,298	4.60%	130,745	142,106	4.60%	160,000
2023 Term Securitization	202,368	6.32%	230,111	—	—	—
Unamortized debt issuance costs and discounts (4)	(9,104)			(5,131)
Total	560,491		653,617	440,781		512,800
Total receivable-backed debt	$575,124		$676,407	$461,622		$545,105

(1)Recourse on the Liberty Bank Facility is generally limited to $5.0 million, subject to certain exceptions.

(2)Recourse on the NBA Receivables Facility is generally limited to the greater of 15% of the outstanding borrowings and $5.0 million, subject to certain exceptions.

(3)Recourse on the Pacific Western Facility prior to the repayment was generally limited to $7.5 million, subject to certain exceptions.

(4)This amount includes unamortized discounts of $2.2 million on the 2023 Term Securitization as of September 30, 2023.

Pacific Western Facility. In October 2023, we repaid the Pacific Western Facility and the facility has been terminated.

NBA Receivables Facility. On July 28, 2023, Bluegreen/Big Cedar Vacations amended the NBA Receivables Facility to extend the revolving advance period from September 2023 to July 2026 and the maturity date from March 2028 to January 2031.   In addition, pursuant to the Amended NBA Receivables Facility, the interest rate on all new advances made under the facility will be one month term SOFR plus 1.75% (with an interest rate floor of 2.50%) with prior advances at SOFR plus 2.25% (with an interest rate floor of 3.00%). The Amended NBA Receivables Facility provides for advances at a rate of 80% on eligible receivables pledged under the facility, subject to eligible collateral and specified terms and conditions, during the revolving credit period. The maximum borrowings allowed under the facility is $70.0 million. Subject to the terms of the Amended NBA Receivables Facility, principal and interest payments received on pledged receivables are applied to principal and interest due under the facility, with the remaining outstanding balance being due by maturity.  In addition, recourse to Bluegreen/Big Cedar Vacations is limited to the greater of 15% of the outstanding borrowings and $5 million.

2023 Term Securitization. In June 2023, Bluegreen completed a private offering and sale of $214.6 million of VOI receivable-backed notes (the “2023 Term Securitization”). The 2023 Term Securitization consisted of the issuance of three tranches of VOI receivable-backed notes (collectively, the “Notes”) with a weighted average coupon rate of approximately 6.32% and a maturity date in November 2038. The gross advance rate for this transaction was 85.5%. The amount of the VOI receivables sold to BXG Receivables Note Trust 2023-A (the “Trust”) in the transaction was approximately $251.0 million. The gross proceeds of such sales to the Trust were $212.2 million. A portion of the proceeds were used to: repay all amounts outstanding under Bluegreen’s existing VOI receivable-backed notes purchase facility (approximately $181.6 million); capitalize a reserve fund; and pay fees and expenses associated with the transaction. The remainder of the gross proceeds from the 2023 Term Securitization were used for general corporate purposes. The purchase facility allows for maximum outstanding receivable-backed borrowings of $250.0 million on a revolving basis through September 30, 2025, subject to eligible collateral and the other terms and conditions of the facility.

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

Except as described above, there were no new debt issuances or significant changes related to the above listed facilities during the nine months ended September 30, 2023. See Note 10 to the Company’s Consolidated Financial Statements included in its 2022 Annual Report on Form 10-K for additional information regarding the receivable-backed notes payable facilities listed above.

Junior Subordinated Debentures

Financial data relating to the Company’s junior subordinated debentures as of September 30, 2023 and December 31, 2022 was as follows (dollars in thousands):

	September 30, 2023		December 31, 2022

	Carrying	Interest	Carrying	Interest	Maturity
	Amounts	Rate (1)	Amounts	Rate (1)	Years (2)
Woodbridge - Levitt Capital Trusts I - IV	$66,302	9.34 - 9.43%	$66,302	7.47 - 8.21%	2035 - 2036
Bluegreen Statutory Trusts I - VI	104,595	10.39 - 10.48%	104,595	8.52 - 9.26%	2035 - 2037
Unamortized debt issuance costs	(861)		(914)
Unamortized purchase discount	(33,144)		(33,972)
Total junior subordinated debentures	$136,892		$136,011

(1)As of September 30, 2023, the junior subordinated debentures bore interest at three-month SOFR (subject to quarterly adjustment) plus 0.26% and a margin of 3.80% to 4.90%.

(2)As of September 30, 2023 and December 31, 2022, all of the junior subordinated debentures were eligible for redemption by the Company.

Availability

As of September 30, 2023, the Company was in compliance with its financial debt covenants under its debt instruments. As of September 30, 2023, the Company had availability of approximately $480.3 million under its receivable-backed purchase and credit facilities, inventory lines of credit and corporate credit facility, subject to eligible collateral and the terms of the facilities, as applicable.

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

The carrying amounts of financial instruments included in the unaudited consolidated financial statements and their estimated fair values were as follows (in thousands):

	As of September 30, 2023		As of December 31, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Cash and cash equivalents	$134,881	$134,881	$175,683	$175,683
Restricted cash	55,304	55,304	50,845	50,845
Notes receivable, net	676,252	859,606	552,490	720,171
Note payable to BBX Capital, Inc.	35,000	33,250	50,000	46,635
Receivable-backed notes payable	575,124	560,372	461,622	451,500
Lines-of-credit, notes payable	169,164	167,261	218,738	215,400
Junior subordinated debentures	136,892	136,500	136,011	102,000

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

Litigation

The following is a description of material legal proceedings pending against the Company or its subsidiaries or which were pending during the three months ended September 30, 2023:

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

On July 18, 2019, Eddie Boyd, and Connie Boyd, Shaundre and Kimberly Laskey, and others similarly situated filed an action alleging that BVU and co-defendants violated the Missouri Merchandise Practices Act for allegedly making false statements and misrepresentations with respect to the sale of VOIs. Plaintiffs’ claims include a purported class action allegation that BVU’s charging of an administrative processing fee constitutes the unauthorized practice of law, and also that Bluegreen and its outside counsel engaged in abuse of process by filing a lawsuit against plaintiffs’ counsel (The Montgomery Law Firm). Plaintiffs seek monetary damages, attorneys’ fees and injunctive relief. On August 31, 2020, the court certified a class regarding the unauthorized practice of law claim, but dismissed the claims regarding abuse of process. On January 11, 2021, the Court issued an order that the class members are not entitled to rescission of their contracts because they failed to plead fraud in the inducement. Plaintiffs filed a third amended petition to add Resort Title Agency, Inc. (a wholly owned subsidiary of Bluegreen) as a defendant. On July 29, 2022, Resort Title Agency, Inc. removed the case to the United States District Court for the Western District of Missouri, where the case is currently pending. Bluegreen has filed an opposition to the Plaintiffs’ Motion to Modify the Class Definition or Class Certification and has also moved for Summary Judgment against Plaintiffs. Bluegreen continues to vigorously defend the action.

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

On April 2, 2021, New York Urban initiated new arbitration proceedings against BVU, alleging it is owed over $70.0 million for periodic inventory closings that have not occurred since the Purchase and Sale Agreement was terminated or that will not occur because of the termination. New York Urban also seeks over $50.0 million because, due to the Purchase and Sale Agreement’s termination, the closing on the management contract will not occur. BVU believes it has strong defenses to these claims. The arbitration hearing has commenced and is ongoing. BVU continues to vigorously defend against New York Urban’s claims.

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

On September 14, 2021, Tamarah and Emmanuel Louis, individually and on behalf of all others similarly situated, filed a purported class action lawsuit against BVU alleging it violated the Military Lending Act (“MLA”). The complaint alleges that BVU did not make any inquiry before offering financing to the plaintiffs as to whether they were members of the United States Military and allege other claims related to certain disclosures mandated by the MLA. BVU filed a motion to dismiss the complaint, and plaintiffs then filed an amended complaint on December 3, 2021. The District Court granted BVU’s motion to dismiss. An appeal of the District Court’s dismissal by the plaintiffs is pending before the Eleventh Circuit Court of Appeals. BVU continues to vigorously defend this action on appeal.

On February 8, 2023, Denise Mecke, a former Missouri sales associate, filed a lawsuit in the United States District Court for the Western District of Missouri alleging various statutory and tort claims against Bluegreen, BVU and nine current and former associates related to her termination from employment.  Her initial demand letter sought $7.0 million in damages. On March 31, 2023, defendants filed a motion to compel arbitration and dismiss the complaint, or, in the alternative, to stay this action. On October 12, 2023, the Court granted Bluegreen’s motion to compel arbitration and dismiss the complaint.

Commencing in 2015, it came to Bluegreen’s attention that its collection efforts with respect to its VOI notes receivable were being impacted by a then emerging, industry-wide trend involving the receipt of “cease and desist” letters from exit firms and their attorneys purporting to represent certain VOI owners. Following receipt of these letters, Bluegreen is unable to contact the owners unless allowed by law. Bluegreen believes these exit firms have encouraged such owners to become delinquent and ultimately default on their obligations and that such actions and its inability to contact the owners have been a material factor in the increase in its annual default rates. Bluegreen’s average annual default rates have increased from 6.9% in 2015 to 10.5% in 2023. Bluegreen also estimates that approximately 9.1% of the total delinquencies on its VOI notes receivable as of September 30, 2023 related to VOI notes receivable are subject to this issue. Bluegreen has in a number of cases pursued, and Bluegreen may in the future pursue, legal action against the VOI owners, and as described below, against the exit firms.

On November 13, 2020, Bluegreen filed a lawsuit against timeshare exit firm, Carlsbad Law Group, LLP, and certain of its associated law firms and affiliates. On December 30, 2020, Bluegreen filed a lawsuit against timeshare exit firm, The Molfetta Law Firm, and certain of its associated law firms, affiliates, and cohorts, including Timeshare Termination (“TTT”). In both of these actions, Bluegreen makes substantially the same claims against the timeshare exit firms and its associated law firms and affiliates as those made in its action against The Montgomery Law Firm described in the 2022 Annual Report on Form 10-K. In June 2021, counsel for TTT moved to withdraw, citing TTT’s insolvency. On October 1, 2021, the principals of TTT filed for Chapter 11 Bankruptcy Protection, which matter has since been converted to a Chapter 7 Bankruptcy. The principals of TTT have consented to entry of an injunction in the U.S. District Court for the Southern District of Florida as part of an agreement with Bluegreen. In addition, Bluegreen has reached a settlement with all remaining, non-bankrupt defendants in the Molfetta action. In the Carlsbad action, settlement has been reached with certain defendants, including Carlsbad Law Group, LLC. Bluegreen’s remaining claims in that case, which seek an injunction and disgorgement of profits against Pandora Marketing, LLC d/b/a Timeshare Compliance et al, proceeded to trial in August 2023 and Bluegreen received a favorable verdict for an immaterial amount.

Other Commitments, Contingencies and Guarantees

The Company, indirectly through Bluegreen and BVU, has an exclusive marketing agreement through 2024 with Bass Pro, a nationally-recognized retailer of fishing, marine, hunting, camping and sports gear, that provides the Company with the right to market and sell vacation packages at kiosks in each of Bass Pro’s retail locations and Cabela’s stores and through other means. As of September 30, 2023, Bluegreen had sales and marketing operations at a total of 130 Bass Pro Shops and Cabela’s Stores, including 19 unmanned, virtual kiosks. Pursuant to a settlement agreement Bluegreen entered into with Bass Pro and its affiliates during June 2019, Bluegreen paid Bass Pro $20.0 million and agreed to, among other things, make five annual payments to Bass Pro of $4.0 million in January of each year, commencing in 2020. As of September 30, 2023 and December 31, 2022, one such annual payment remained and $3.9 million and $3.8 million, respectively, were included in accrued liabilities and other in the unaudited consolidated balance sheets for such payment.

During the nine months ended September 30, 2023 and 2022, VOI sales to prospects and leads generated by the agreement with Bass Pro accounted for approximately 16% and 18%, respectively, of Bluegreen’s VOI sales volume.

In lieu of paying maintenance fees for unsold VOI inventory, Bluegreen may enter into subsidy agreements with certain HOAs.  During the nine months ended September 30, 2023 and 2022, Bluegreen made subsidy payments under these agreements of $18.7 million and $10.3 million, respectively, which are included in cost of other fee-based services in the Company’s unaudited consolidated statements of operations and comprehensive income for such periods. As of September 30, 2023 and December 31, 2022, Bluegreen had $7.7 million and $0.6 million, respectively, accrued for such subsidies, which is included in accrued liabilities and other in the unaudited consolidated balance sheets as of such dates.

10. Equity

Share Repurchases

During the nine months ended September 30, 2023, the Company did not repurchase any shares of common stock under its share repurchase program. During the three and nine months ended September 30, 2022, the Company repurchased and retired approximately 843,000 and 1,912,000 shares of Class A Common Stock, respectively, for an aggregate purchase price of $23.6 million and $54.4 million, respectively. The excess of cost over par value of the repurchased shares is recorded to additional paid in capital. As of September 30, 2023, $8.3 million remained available for the repurchase of shares under the share repurchase program.

Restricted Stock and Stock Option Plans

The Bluegreen Vacations Holding Corporation 2021 Incentive Plan (the “2021 Plan”) provides for the issuance of up to 2,000,000 shares of the Company’s Class A Common Stock pursuant to restricted stock awards and options which may be granted. During the nine months ended September 30, 2023, the Company granted restricted stock awards of 318,811 shares to certain executive officers and employees under the 2021 Plan, of which 150,000 restricted shares are scheduled to cliff vest in January 2027 and 168,811 restricted shares are scheduled to vest ratably over 4 years, in each case subject to the terms and conditions of the 2021 Plan and the applicable award agreement. There were 208,035 shares of restricted stock granted to officers and employees under the 2021 Plan during the nine months ended September 30, 2022. As of September 30, 2023, 791,862 shares remained available for grant under the 2021 Plan.

Restricted Stock Activity

The Company accounts for compensation cost for unvested time-based service condition restricted stock awards based on the fair value of the award on the measurement date, which is generally the grant date. The cost is recognized on a straight-line basis over the requisite service period of the award, with forfeitures recognized as incurred. The table below sets forth information regarding the Company’s unvested restricted stock award activity for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023		2022
		Per Share		Per Share
		Weighted		Weighted
	Unvested	Average	Unvested	Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock	Fair Value	Stock	Fair Value
Unvested balance outstanding, beginning of period	889,327	$22.06	460,470	$20.72
Granted	318,811	27.99	208,035	29.80
Vested	(38,670)	29.80	—	—
Forfeited	—	—	(2,500)	20.72
Unvested balance outstanding, end of period	1,169,468	$23.42	666,005	$23.56
Available for grant	791,862		1,333,995

The table below sets forth information regarding the restricted stock awards granted during the nine months ended September 30, 2023 and September 30, 2022.

			Per Share
		Number	Weighted
		of	Average	Requisite
	Grant	Awards	Grant Date	Service	Vesting
Plan Name	Date	Granted	Fair Value	Period	Date
2021 Incentive Plan	1/19/2022	208,035	$29.80	4 years	(1)
2021 Incentive Plan	1/18/2023	318,811	$27.99	4 years	(2)

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

The aggregate grant date fair value of the awards granted in January 2023 was $8.9 million. As of September 30, 2023, there was $19.5 million of unrecognized share-based compensation with a remaining weighted average period of 3.74 years. Restricted stock compensation expense is included in selling general and administrative expenses in the Company’s unaudited consolidated statements of operations and comprehensive income.

Restricted stock compensation was $1.6 million and $4.6 million during the three and nine months ended September 30, 2023, respectively, and $0.8 million and $2.4 million during the three and nine months ended September 30, 2022, respectively. No tax benefits have been recognized on restricted stock awards.

11. Income Taxes

The Company and its subsidiaries file a consolidated U.S. federal income tax return and income tax returns in various state and foreign jurisdictions. With certain exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2018.

The Company’s effective income tax rate was approximately 28% and 27% during the three months ended September 30, 2023 and 2022, respectively, and 27% during both the nine months ended September 30, 2023 and 2022, respectively. Effective income tax rates for interim periods are based upon the Company’s then current estimated annual rate. The effective income tax rate varies based upon the estimate of taxable earnings as well as on the mix of taxable earnings in the various states in which the Company and its subsidiaries operate. As such, the Company’s effective tax rates for the 2023 and 2022 periods reflect an estimate of its annual taxable earnings, state taxes, non-deductible items and changes in valuation allowance on deferred tax assets for each respective year.

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

As of September 30, 2023, the Company did not have any significant amounts accrued for interest and penalties or recorded for uncertain tax positions.

12. Earnings Per Share

The following table presents the calculation of the Company’s basic and diluted earnings per share (“EPS”):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2023	2022	2023	2022
Basic EPS:
Numerator:
Net income attributable to shareholders	$20,657	$22,964	$54,069	$56,736
Denominator:
Weighted average shares outstanding	15,869	19,101	15,865	20,029
Basic EPS	$1.30	$1.20	$3.41	$2.83

Diluted EPS
Numerator:
Net income attributable to shareholders	$20,657	$22,964	$54,069	$56,736
Denominator:
Basic - Weighted average shares outstanding	15,869	19,101	15,865	20,029
Dilutive effect of restricted stock rewards	610	131	488	162
Diluted weighted average number of common shares outstanding	16,479	19,232	16,353	20,191
Diluted EPS	$1.25	$1.19	$3.31	$2.81

During the three and nine months ended September 30, 2023, 610,263 and 487,802, respectively, of weighted average shares of unvested restricted stock awards outstanding were included in the computation of diluted earnings per share as the shares were dilutive. During the three and nine months ended September 30, 2022, 130,776 and 162,579, respectively, of weighted average shares of unvested restricted stock awards outstanding were included in the computation of diluted earnings per share as the shares were dilutive.

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

During each of the three and nine months ended September 30, 2023 and September 30, 2022, the Company recognized expense paid to the Abdo Companies, Inc. of $38,000 and $114,000 respectively, in exchange for certain management services. John E. Abdo, the Company’s Vice Chairman, is the principal shareholder and Chief Executive Officer of Abdo Companies, Inc.

The Company reimburses BBX Capital for advisory, risk management, administrative and other services. During each of the three and nine months ended September 30, 2023 and September 30, 2022, the Company reimbursed BBX Capital $0.3 million and $1.3 million, respectively, for such services. The Company had $0.2 million in accrued expenses for the services described above as of both September 30, 2023 and December 31, 2022.

In connection with its spin-off of BBX Capital, the Company issued a $75.0 million note payable to BBX Capital, of which $35.0 million and $50.0 million remained outstanding as of September 30, 2023 and December 31, 2022, respectively. See the 2022 Annual Report on Form 10-K for a description of the of terms of BVH’s note payable to BBX Capital.

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

The information provided for segment reporting is obtained from internal reports utilized by management. The CODM primarily uses adjusted earnings, or net income, before taking into account income taxes, interest income (excluding interest earned on VOI notes receivable), interest expense (excluding interest expense incurred on debt secured by VOI notes receivable), and depreciation and amortization (“Adjusted EBITDA”) to evaluate the reporting segments’ performance. See Management’s Discussion and Analysis of Financial Condition and Results of Operations for information regarding Adjusted EBITDA, including our definition of Adjusted EBITDA.

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

The table below sets forth the Company’s revenue for its reportable segments for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues:
Sales of VOIs and financing	$211,681	$199,794	$576,859	$540,475
Resort operations and club management	32,309	30,860	95,302	88,337
Cost reimbursements (1)	23,292	20,719	70,960	54,950
Total segment revenues	267,282	251,373	743,121	683,762
Corporate and other	1,569	594	7,397	1,265
Eliminations	(914)	(1,131)	(2,958)	(3,564)
Total revenues	$267,937	$250,836	$747,560	$681,463

(1)Cost reimbursement revenue and expense net to zero and are excluded from the computation of Adjusted EBITDA below.

The table below sets forth the Company’s Adjusted EBITDA for its reportable segments reconciled to net income for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Net income attributable to shareholders	$20,657	$22,964	$54,069	$56,736
Non-controlling interest	4,840	4,682	13,284	11,954
Net income (loss) from continuing operations	25,497	27,646	67,353	68,690
Add: Depreciation and amortization	2,019	1,844	6,276	5,522
Less: Interest income (other than interest earned on VOI notes receivable)	(1,569)	(298)	(4,119)	(491)
Add: Interest expense - corporate	10,245	6,053	29,854	16,656
Add: Provision for income taxes	7,840	8,586	20,338	20,948
Sale of vacant land and other assets	3	—	(2,887)	—
Add: General and administrative expenses (1)	25,549	22,313	77,915	69,871
Less: Other income, net	63	(296)	(3,278)	(774)
Segment Adjusted EBITDA (2)	69,647	65,848	191,452	180,422

Sales of VOIs and financing	47,006	43,953	123,100	117,053
Resort operations and club management	22,641	21,895	68,352	63,369
Segment Adjusted EBITDA (2)	$69,647	$65,848	$191,452	$180,422

(1)Included in general and administrative expenses is $1.6 million and $4.6 million of share-based compensation, for the three months and nine months ended September 30, 2023, respectively, and $0.8 million and $2.4 million of share-based compensation, for the three and nine months ended September 30, 2022, respectively.

(2)See Management’s Discussion and Analysis of Financial Condition and Results of Operations for information regarding Adjusted EBITDA, including our definition of Adjusted EBITDA.

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

•the risk that the acquisition of the Company by Hilton Grand Vacations Inc.(“HGV”) pursuant to the merger agreement entered into on November 5, 2023 may not be consummated on the contemplated terms, when expected, or at all, including that required regulatory approvals may not be obtained or the other conditions to closing the transaction may not be satisfied;

•risks associated with the Company’s indebtedness, including that the Company will be required to utilize cash flow to service its indebtedness, that indebtedness may make the Company more vulnerable to economic downturns, and that indebtedness may subject the Company to covenants and restrictions on its operations and activities as well as the payment of dividends;

•risks associated with the adverse impact of economic conditions, including supply chain constraints, labor shortages, rising interest rates, decreases in discretionary spending, and inflationary trends, on the Company’s operations and results, including its sales of vacation packages, the price and liquidity of the Company’s Class A Common Stock and Class B Common Stock, the performance of the Company’s vacation ownership interest (“VOI”) notes receivable, and the Company’s ability to obtain additional capital, including the risk that if the Company needs or otherwise believes it is advisable to issue debt or equity securities or to incur indebtedness in order to fund the Company’s operations or investments, it may not be able to issue any such securities or obtain such indebtedness on favorable terms, or at all, and any issuance could result in the dilution of the interests of the Company’s current shareholders;

•risks relating to the availability of financing, the Company’s ability to sell, securitize or borrow against its VOI notes receivable on acceptable terms, and the Company’s ability to successfully increase its credit facility capacity or enter into capital market transactions or other alternatives to provide for sufficient available cash for a sustained period of time;

•risks associated with adverse conditions in the stock market, the public debt market, and other capital markets and the impact of such conditions on the Company, as well as risks associated with any failure by the Company to maintain compliance with the listing requirements of the New York Stock Exchange (the “NYSE”);

•risks related to potential business expansion, such as potential resort, land and development activity acquisitions, or the pursuit of strategic transactions or opportunities, including that they may involve significant costs and the incurrence of significant indebtedness and may not be successful and that planned VOI inventory acquisitions may not be completed;

•risks that the Company’s efforts and expenses, including those aimed at enhancing the experience of Bluegreen Vacation Club Members, may be greater than anticipated and may not result in the benefits anticipated;

•risks relating to public health issues and the effects thereof, including changes in consumer behavior and preferences and potential future increases in default and delinquency rates;

•adverse changes to, expirations or terminations of, or interruptions in, and other risks relating to the Company’s business and strategic relationships, management contracts, exchange networks or other strategic marketing alliances, including the scheduled expiration of the Company’s marketing relationship with Bass Pro at the end of 2024 and the impact of any such expiration on the Company, including its Bluegreen/Big Cedar Vacations subsidiary (which is a joint venture with an affiliate of Bass Pro) and that the relationships with Bass Pro and Choice Hotels may not be as profitable as anticipated, or at all, or otherwise not result in the anticipated benefits;

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

•risks associated with the Company’s relationships with third-party developers, including that third-party developers who provide VOIs to be sold by the Company pursuant to fee-based or just-in-time arrangements may not provide VOIs when planned and that they may not fulfill their obligations to the Company or to the homeowners’ associations that maintain the resorts they developed;

•risks associated with legal proceedings and regulatory proceedings, examinations or audits of the Company’s operations, including claims of noncompliance with applicable regulations or for development related defects, and the impact they may have on the Company’s financial condition and operating results;

•risks associated with the audit of the Company’s federal income tax return for the year ended December 31, 2020 and state and other audits of the Company or its subsidiaries’ tax returns, including that they may result in the imposition of additional taxes;

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

Non-GAAP Financial Measures

This Quarterly Report on Form 10-Q includes discussions of terms that are not recognized terms under GAAP, and financial measures that are not calculated in accordance with GAAP, including system-wide sales of VOIs, guest tours, sale to tour conversion ratio, average sales volume per guest, EBITDA, Adjusted EBITDA, and Adjusted EBITDA Attributable to Shareholders. For a discussion of EBITDA, Adjusted EBITDA, and Adjusted EBTIDA Attributable to Shareholders, see “Key Business and Financial Metrics Used by Management” below. In addition, see “Reportable Segments Results of Operations” below for a reconciliation of Adjusted EBITDA to net income and system-wide sales of VOIs to gross sales of VOIs. See also “Key Business and Financial Metrics used by Management” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Company Overview

The Company is the holding company for Bluegreen, a leading vacation ownership company that markets and sells VOIs and manages resorts in popular leisure and urban destinations, as described in further detail below.

On November 5, 2023, the Company entered into a merger agreement with HGV pursuant to which HGV has agreed to acquire the Company in an all-cash transaction.  Subject to the terms and conditions of the merger agreement, upon the consummation of the transaction, HGV will acquire all of the shares of the Company’s Class A Common Stock and Class B Common Stock for $75.00 per share, representing a total enterprise value of approximately $1.5 billion, inclusive of net debt. Closing of the transaction is subject to the approval of the Company’s stockholders and other customary closing conditions, including regulatory approvals. Subject to the satisfaction of the closing conditions, the transaction is expected to close during the first quarter of 2024.

As of September 30, 2023, the Company had total consolidated assets of approximately $1.5 billion and equity of approximately $305.7 million.

Segment Results

The Company reports the results of its business activities through the following reportable segments: Sales of VOIs and Financing; and Resort Operations and Club Management.

Information regarding net income attributable to shareholders by reportable segment is set forth in the table below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
(in thousands)
Sales of VOIs and financing	$45,166	$42,276	$120,220	$112,061
Resort operations and club management	22,459	21,728	67,843	62,839
Bluegreen corporate and other	(31,541)	(25,446)	(93,127)	(78,815)
BVH corporate	(2,747)	(2,326)	(7,245)	(6,447)
Income before income taxes	33,337	36,232	87,691	89,638
Provision for income taxes	(7,840)	(8,586)	(20,338)	(20,948)
Net income	25,497	27,646	67,353	68,690
Less: Net income attributable to noncontrolling interest	4,840	4,682	13,284	11,954
Net income attributable to shareholders	$20,657	$22,964	$54,069	$56,736

Executive Overview

Bluegreen is a leading vacation ownership company that markets and sells VOIs and manages resorts in popular leisure and urban destinations. We operate our business in the following two segments:

VOI Sales and Financing

Bluegreen’s primary business is the marketing and sale of deeded VOIs. Customers who purchase these VOIs receive an allotment of points, which can be redeemed for stays at one of Bluegreen’s resorts or at 11,600 other hotels and resorts available through partnerships and exchange networks. In connection with sales of VOIs, Bluegreen also generates interest income by providing financing to qualified purchasers. Collateralized by the underlying VOIs,

Bluegreen’s loans are generally structured as 10-year, fully-amortizing loans with a fixed interest rate ranging from approximately 12% to approximately 18% per annum. During 2023, Bluegreen commenced VOI sales operations at its Bayside Resort & Spa in Panama City Beach, Florida and Bluegreen Downtown Nashville in Nashville, Tennessee.

Resort Operations and Club Management

Bluegreen has entered into management agreements with the HOAs that maintain most of the resorts in Bluegreen’s Vacation Club and earns fees for providing management services to those HOAs and the approximately 216,000 Vacation Club owners. These resort management services include providing oversight of front desk operations, housekeeping services, maintenance, and certain accounting and administrative functions. In connection with the management services provided to the Vacation Club, Bluegreen manages the reservation system and provides owner, billing and collection services.

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

EBITDA, Adjusted EBITDA and Adjusted EBITDA Attributable to Shareholders are not recognized terms under GAAP and should not be considered as an alternative to net income or any other measure of financial performance or liquidity, including cash flow, derived in accordance with GAAP, or to any other method or analyzing results as reported under GAAP. The limitations of using EBITDA, Adjusted EBITDA or Adjusted EBITDA Attributable to Shareholders as an analytical tool include, without limitation, that EBITDA, Adjusted EBITDA and Adjusted EBITDA Attributable to Shareholders do not reflect: (i) changes in, or cash requirements for, working capital needs; (ii) interest expense, or the cash requirements necessary to service interest or principal payments on indebtedness (other than as noted above); (iii) tax expense or the cash requirements to pay taxes; (iv) historical cash expenditures or future requirements for capital expenditures or contractual commitments; or (v) the effect on earnings or changes resulting from matters that the Company does not believe to be indicative of future operations or performance. Further, although depreciation and amortization are non-cash charges, the assets being depreciated and amortized often have to be replaced in the future, and EBITDA, Adjusted EBITDA and Adjusted EBITDA Attributable to Shareholders do not reflect any cash that may be required for such replacements. In addition, the Company’s definitions of Adjusted EBITDA and Adjusted EBITDA Attributable to Shareholders may not be comparable to definitions of Adjusted EBITDA, Adjusted EBITDA Attributable to Shareholders or other similarly titled measures used by other companies.

Reportable Segments Results of Operations

Adjusted EBITDA Attributable to Shareholders for the three and nine months ended September 30, 2023 and 2022:

The Company considers Segment Adjusted EBITDA in connection with its evaluation of its business segments as described in Note 14 “Segment Reporting” to the Company’s unaudited consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q. See above for information relating to Adjusted EBITDA, including the Company’s definition of Adjusted EBITDA and related measures and material limitations on its usefulness. The following tables set forth Segment Adjusted EBITDA, Adjusted EBITDA, Adjusted EBITDA Attributable to Shareholders, EBITDA and a reconciliation of EBITDA, Adjusted EBITDA, and Adjusted EBITDA Attributable to Shareholders to net income, the most comparable GAAP financial measure:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
(in thousands)
Adjusted EBITDA - sales of VOIs and financing	$47,006	$43,953	$123,100	$117,053
Adjusted EBITDA - resort operations and club management	22,641	21,895	68,352	63,369
Total Segment Adjusted EBITDA	69,647	65,848	191,452	180,422
Less: Bluegreen's Corporate and other	(21,546)	(18,773)	(62,867)	(59,190)
Less: BVH Corporate and other	(652)	(479)	(1,777)	(1,525)
Adjusted EBITDA	47,449	46,596	126,808	119,707
Less: Adjusted EBITDA attributable to non-controlling interest	(4,889)	(4,746)	(13,449)	(12,131)
Total Adjusted EBITDA attributable to shareholders	$42,560	$41,850	$113,359	$107,576

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
(in thousands)
Net income attributable to shareholders	$20,657	$22,964	$54,069	$56,736
Net income attributable to the non-controlling interest in Bluegreen/Big Cedar Vacations	4,840	4,682	13,284	11,954
Net Income	25,497	27,646	67,353	68,690
Add: Depreciation and amortization	3,835	3,766	11,674	11,538
Less: Interest income (other than interest earned on VOI notes receivable)	(1,569)	(298)	(4,119)	(491)
Add: Interest expense - corporate and other	10,245	6,053	29,854	16,656
Add: Provision for income taxes	7,840	8,586	20,338	20,948
EBITDA	45,848	45,753	125,100	117,341
Add: Share-based compensation expense (1)	1,596	836	4,631	2,398
Sale of vacant land and other assets	5	7	(2,923)	(32)
Adjusted EBITDA	47,449	46,596	126,808	119,707
Adjusted EBITDA attributable to the non-controlling interest	(4,889)	(4,746)	(13,449)	(12,131)
Adjusted EBITDA attributable to shareholders	$42,560	$41,850	$113,359	$107,576

(1)Share-based compensation expense for the three and nine months ended September 30, 2023 and September 30, 2022 related to restricted stock awards granted in each respective period as described in Note 10 “Equity” to the Company’s unaudited consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

System-wide sales of VOIs include Bluegreen owned VOI sales and fee-based VOI sales. The following table reconciles system-wide sales of VOIs to gross sales of VOIs, the most comparable GAAP financial measure.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Gross sales of VOIs	$192,213	$185,902	$520,758	$472,295
Add: Fee-Based VOI sales	23,875	20,949	62,985	84,645
System-wide sales of VOIs	$216,088	$206,851	$583,743	$556,940

For the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022

Sales of VOIs and Financing

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023		2022		2023		2022
	Amount	% of System-wide sales of VOIs (5)	Amount	% of System-wide sales of VOIs (5)	Amount	% of System-wide sales of VOIs (5)	Amount	% of System-wide sales of VOIs (5)
(in thousands)
Bluegreen owned VOI sales (1)	$192,213	89	$185,902	90	$520,758	89	$472,295	85
Fee-Based VOI sales	23,875	11	20,949	10	62,985	11	84,645	15
System-wide sales of VOIs	216,088	100	206,851	100	583,743	100	556,940	100
Less: Fee-Based sales	(23,875)	(11)	(20,949)	(10)	(62,985)	(11)	(84,645)	(15)
Gross sales of VOIs	192,213	89	185,902	90	520,758	89	472,295	85
Provision for loan losses (2)	(32,880)	(17)	(30,684)	(17)	(87,451)	(17)	(73,789)	(16)
Sales of VOIs	159,333	74	155,218	75	433,307	74	398,506	72
Cost of VOIs sold (3)	(20,184)	(13)	(14,805)	(10)	(52,902)	(12)	(44,868)	(11)
Gross profit (3)	139,149	87	140,413	90	380,405	88	353,638	89
Fee-Based sales commission revenue (4)	15,694	66	14,241	68	41,266	66	57,174	68
Financing revenue, net of financing expense	22,194	10	20,736	10	64,827	11	58,736	11
Other expense	(744)	0	(663)	0	(2,289)	0	(1,173)	0
Other fee-based services, title operations and other, net	2,138	1	2,359	1	4,545	1	6,956	1
Net carrying cost of VOI inventory	(2,977)	(1)	(4,905)	(2)	(12,671)	(2)	(12,975)	(2)
Selling and marketing expenses	(115,765)	(54)	(116,484)	(56)	(314,885)	(54)	(312,940)	(56)
General and administrative expenses - sales and marketing operations	(14,523)	(7)	(13,421)	(6)	(40,978)	(7)	(37,355)	(7)
Operating profit - sales of VOIs and financing	45,166	21%	42,276	20%	120,220	21%	112,061	20%
Add: Depreciation and amortization	1,837		1,677		5,770		4,992
Sale of vacant land and other assets	3		—		(2,890)		—
Adjusted EBITDA - sales of VOIs and financing	$47,006		$43,953		$123,100		$117,053

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

System-wide sales of VOIs. System-wide sales of VOIs were $216.1 million and $206.9 million during the three months ended September 30, 2023 and 2022, respectively, and $583.7 million and $556.9 million during the nine months ended September 30, 2023 and 2022, respectively. System-wide sales of VOIs are driven by the number of guests attending a timeshare sale presentation (a “guest tour”) and our ability to convert guest tours into purchases of VOIs. The number of guest tours is driven by the number of existing owner guests Bluegreen has staying at a resort with a sales center who agree to attend a sales presentation and the number of new guest arrivals, the majority of which are utilizing a vacation package. During the three and nine months ended September 30, 2023, we experienced an increase in the number of existing owner tours partially offset by a decrease in new guest tours which resulted in an overall 2% increase in the total number of guest tours for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The total number of guest tours for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was relatively consistent. Further, the average sales volume per guest increased 4% during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 and increased 3% during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The increase in the average sales volume per guest during the three and nine months ended September 30, 2023 was the result of our focus on increasing the proportion of tours by owners and higher average sales volume per guest for both existing owners and new customers. The increase in average volume per guest overall reflects a 6% increase in the average sales price per transaction during both the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022, partially offset by 30 basis-point and 50 basis-point decreases, respectively, in the sale-to-tour conversion ratio during the third quarter of 2023 compared to the third quarter of 2022 and the nine months ended September 30, 2023 compared to the comparable 2022 period as we continue to focus on larger transaction sizes.

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

Sales of VOIs. Sales of VOIs were $159.3 million and $155.2 million during the three months ended September 30, 2023 and 2022, respectively, and $433.3 million and $398.5 million during the nine months ended September 30, 2023 and 2022, respectively. Sales of VOIs were impacted by the factors described in the discussion of system-wide sales of VOIs above, the proportion of Fee-Based VOI sales and the provision for loan losses. Gross sales of VOIs were reduced by $32.9 million and $30.7 million during the three months ended September 30, 2023 and 2022, respectively, and $87.5 million and $73.8 million during the nine months ended September 30, 2023 and 2022, respectively, for the provision for loan losses. The provision for loan losses varies for periods depending on the amount of financed, non-fee-based sales during the period and changes in estimates of future VOI notes receivable performance for existing and newly originated loans. The provision for loan losses as a percentage of gross sales of VOIs was 17% during both the three months ended September 30, 2023 and 2022, and 17% and 16% during the nine months ended September 30, 2023 and 2022, respectively. The increase in the provision for loan losses as a percentage of gross sales of VOIs during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 was primarily due to a higher proportion of VOI sales financed by us in the 2023 period, resulting in a higher provision for loan losses, reflecting our decision to seek to grow our VOI notes receivable portfolio in an effort to generate additional interest income.

Average annual default rates and delinquency rates have increased during the 2023 periods as compared to the 2022 periods due to higher sales of VOIs in recent years, the aging of the portfolio (default rates are generally highest in the second and third year after origination), and overall economic conditions. The average annual default rates and delinquency rates (more than 30 days past due) on our VOI notes receivable were as follows:

	For the Twelve Months Ended September 30,
	2023	2022

Average annual default rates (1)	10.45%	7.74%

	As of September, 30,
	2023	2022

Delinquency rates (1)	4.21%	3.28%

(1)The average annual default rates in the table above include: (i) VOIs which have been defaulted but had not yet been charged off due to the provisions of certain of our receivable-backed notes payable transactions, and (ii) certain VOI loans over 127 days past due where we received cease and desist letters from attorneys and other third-party exit firms. These items are excluded for purposes of calculating the delinquency rates above.

The following table sets forth certain information for system-wide sales of VOIs for the three and nine months ended September 30, 2023 and 2022:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023	2022	Change		2023	2022	Change

Number of sales centers open at period-end	26	24	8%		26	24	8%
Total number of VOI sales transactions	9,861	10,054	(2)%		26,872	27,308	(2)%
Average sales price per transaction	$22,077	$20,771	6%		$21,814	$20,545	6%
Number of total guest tours	69,524	69,490	—%		188,207	184,816	2%
Sale-to-tour conversion ratio– total marketing guests	14.2%	14.5%	(30)	bp	14.3%	14.8%	(50)	bp
Number of existing owner guest tours	32,503	30,861	5%		92,505	85,489	8%
Sale-to-tour conversion ratio–existing owners	15.2%	17.0%	(180)	bp	15.3%	17.0%	(170)	bp
Number of new guest tours	37,021	38,629	(4)%		95,702	99,327	(4)%
Sale-to-tour conversion ratio– new guests	13.3%	12.5%	80	bp	13.3%	12.9%	40	bp
Percentage of sales to existing owners	54.7%	52.1%	260	bp	56.7%	54.0%	270	bp
Average sales volume per guest	$3,131	$3,005	4%		$3,115	$3,036	3%

Cost of VOIs Sold. During the three months ended September 30, 2023 and 2022, cost of VOIs sold was $20.2 million and $14.8 million, respectively. Cost of VOIs sold was $52.9 million and $44.9 million during the nine months ended September 30, 2023 and 2022, respectively. Cost of VOIs sold as a percentage of sales was 13% and 10% during the three months ended September 30, 2023 and 2022, respectively, and 12% and 11% during the nine months ended September 30, 2023 and 2022, respectively. Cost of VOIs sold as a percentage of sales of VOIs varies between periods based on the relative costs of the specific VOIs sold in each period and the size of the point packages of the VOIs sold (due to offered volume discounts, including consideration of cumulative sales to existing owners). Additionally, the effect of changes in estimates under the relative sales value method, including estimates of sales, future defaults, upgrades and incremental revenue from the resale of repossessed VOI inventory, are reflected on a retrospective basis in the period the change occurs. During the nine months ended September 30, 2023, approximately $3.7 million of cost of VOIs sold related to these true-ups, compared to approximately $3.0 million for the nine months ended September 30, 2022. Beginning in June 2022, we reinstated certain equity trade programs that were discontinued during 2020 that allow owners to use the equity in an existing VOI towards the purchase of additional VOI inventory. Cost of sales is typically favorably impacted in periods where a significant amount of Secondary Market VOI inventory is acquired or actual defaults and equity trades are higher than anticipated and the resulting change in estimate is recognized. Cost of VOIs sold as a percentage of sales of VOIs was higher for the three and nine months ended September 30, 2023 as compared to the three and nine months ended September 30, 2022 primarily due to the relative mix of inventory sold, partially offset by the timing of secondary market purchases and the reinstatement of certain equity trade programs beginning June 2022.

Fee-Based Sales Commission Revenue. During the three months ended September 30, 2023 and 2022, Bluegreen sold $23.9 million and $20.9 million, respectively, and during the nine months ended September 30, 2023 and 2022, Bluegreen sold $63.0 million and $84.6 million, respectively, of third-party VOI inventory under commission arrangements and earned sales and marketing commissions of $15.7 million and $14.2 million during the three months ended September 2023 and 2022, respectively, and $41.3 million and $57.2 million during the nine months ended September 30, 2023 and 2022, respectively, in connection with those sales. The sales of third-party developer inventory on a commission basis reflects Bluegreen’s focus on selling Bluegreen owned VOIs. Bluegreen earned an average sales and marketing commission of 66% and 68% during the three and nine months ended September 30, 2023 and 2022, respectively, which is net of a reserve for commission refunds in connection with certain customer defaults and cancellations pursuant to the terms of certain fee-based service arrangements. Bluegreen typically recognizes a sales and marketing commission between 65% and 68% on sales of third-party VOI inventory.

Financing Revenue, Net of Financing Expense — Sales of VOIs. Interest income on VOIs notes receivable was $31.4 million and $25.5 million during the three months ended September 30, 2023 and 2022, respectively, which was partially offset by interest expense on receivable-backed debt of $9.2 million and $4.8 million, respectively. Interest income on VOIs notes receivable was $88.6 million and $71.0 million during the nine months ended September 30, 2023 and 2022, respectively, which was partially offset by interest expense on receivable-backed debt of $23.8 million and $12.3 million, respectively. The increase in financing revenue, net of financing expense in the 2023 periods as compared to the 2022 periods is primarily due to higher VOI notes receivable balances reflecting continued growth in VOI sales and Bluegreen’s efforts to increase the amount of VOI sales financed by it, partially offset by higher outstanding receivable-backed debt balances and higher interest rates on such debt.

Other Fee-Based Services — Title Operations and other, net. During the three months ended September 30, 2023 and 2022, revenue from title operations was $4.3 million and $3.7 million, respectively, which was partially offset by expenses directly related to title operations of $2.2 million and $1.3 million, respectively. During the nine months ended September 30, 2023 and 2022, revenue from title operations was $10.7 million and $10.2 million, respectively, which was partially offset by expenses directly related to title operations of $6.1 million and $3.3 million, respectively. Resort title fee revenue varies based on VOI sales volumes as well as the title costs in the jurisdictions where the inventory being sold is located.

Net Carrying Cost of VOI Inventory. The gross carrying cost of VOI inventory was $8.5 million and $11.4 million during the three months ended September 30, 2023 and 2022, respectively, which was partially offset by rental and sampler revenues of $5.5 million and $6.5 million, respectively. The gross carrying cost of VOI inventory was $28.4 million and $32.3 million during the nine months ended September 30, 2023 and 2022, respectively, which was partially offset by rental and sampler revenues of $15.7 million and $19.4 million, respectively. The decrease in net carrying costs of VOI inventory was primarily related to lower maintenance fees paid by Bluegreen and higher marketing use of inventory, partially offset by higher developer subsidies paid by Bluegreen associated with the timing of acquisitions of VOI inventory, lower rental revenue and lower sampler revenue. In certain circumstances, marketing costs are offset by using inventory for marketing guest stays. Recent and planned acquisitions of VOI inventory are expected to increase developer subsidies in the near future. However, there is no assurance that any planned or other potential future acquisitions will be completed or successful.

Selling and Marketing Expenses. Selling and marketing expenses were $115.8 million and $116.5 million during the three months ended September 30, 2023 and 2022, respectively. Selling and marketing expenses were $314.9 million and $312.9 million during the nine months ended September 30, 2023 and 2022, respectively. As a percentage of system-wide sales, selling and marketing expenses were 54% and 56% during both the three and nine months ended September 30, 2023 and 2022, respectively. The decrease in selling and marketing expenses as a percentage of system-wide sales was driven by decreases in marketing cost and sales commissions expense and a higher proportion of sales to existing owners, which generally require lower selling and marketing expenses than sales to new customers. Sales to existing owners increased from 52.1% of system-wide sales during the three months ended September 30, 2022 to 54.7% during the three months ended September 30, 2023 and increased from 54.0% during the nine months ended September 30, 2022 to 56.7% during the nine months ended September 30, 2023. The efficiency associated with increased sales to existing owners was partially offset by costs incurred in 2023 to invest in and expand our sales and marketing operations, including costs in connection with the commencement of VOI sales at Bayside Resort & Spa in Panama City Beach, Florida and Bluegreen Downtown Nashville in Nashville, Tennessee.

Marketing expense also decreased during the 2023 periods as a result of the previously disclosed transition of kiosks at certain Cabela’s stores to an unmanned, virtual format and the exiting of certain kiosks at malls, as of January 1, 2023. The operation of fewer manned locations lowered overall costs and allowed us to focus on higher producing locations. As a result, we increased the number of vacation packages sold during the three and nine months ended September 30, 2023 by 13% and 9%, respectively, as compared to the three and nine months ended September 30, 2022. The active pipeline of vacation packages decreased to 162,532 at September 30, 2023 from 169,950 at September 30, 2022 based on vacation packages used or expired, net of new package sales. During the second, third and fourth quarters of 2022, Bluegreen reorganized its retail marketing operations, temporarily reducing its package sales and pipeline of vacation packages.

The following table sets forth certain new customer marketing information, excluding sampler and other returning owner vacation packages, for the three and nine months ended September 30, 2023 and 2022:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change

Number of Bass Pro and Cabela's marketing locations at period-end (1)	130	128	2	130	128	2
Number of vacation packages outstanding, beginning of the period (2)	166,686	184,782	(10)	165,240	187,244	(12)
Number of vacation packages sold	45,919	40,595	13	133,813	122,980	9
Number of vacation packages outstanding, end of the period (2)	162,532	169,950	(4)	162,532	169,950	(4)
% of Bass Pro vacation packages at period end	46%	43%	7	46%	43%	7
% of Cabela's vacation packages at period end	16%	17%	(6)	16%	17%	(6)
% of Choice Hotel vacation packages at period end	32%	27%	19	32%	27%	19
% of Other vacation packages at period end	6%	12%	(50)	6%	12%	(50)

(1)As of January 1, 2023, 23 of our Cabela’s marketing locations were converted to unmanned, virtual kiosks, of which 4 were restaffed during the nine months ended September 30, 2023.

(2)Excludes vacation packages sold to customers more than one year prior to the period presented and vacation packages sold to customers who had already toured and purchased a VOI.

In addition to vacation packages sold to new prospects, we also sell vacation packages to customers who have already toured, some of whom purchased a VOI, and have indicated they would tour again. As of September 30, 2023, the pipeline of such packages was approximately 17,270. There is no assurance that such packages will convert to sales at historical or expected levels.

General and Administrative Expenses — Sales and Marketing Operations. General and administrative expenses directly attributable to sales and marketing operations were $14.5 million and $13.4 million during the three months ended September 30, 2023 and 2022, respectively, and $41.0 million and $37.4 million during the nine months ended September 30, 2023 and 2022, respectively. As a percentage of system-wide sales of VOIs, general and administrative expenses directly attributable to sales and marketing operations were 7% and 6% during the three months ended September 30, 2023 and 2022, respectively, and 7% during both the nine months ended September 30, 2023 and 2022.

Resort Operations and Club Management

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(dollars in thousands)	2023		2022		2023		2022
Resort operations and club management revenue	$55,601		$51,579		$166,262		$143,287
Resort operations and club management expense	(33,142)		(29,851)		(98,419)		(80,448)
Operating profit - resort operations and club management	22,459	40%	21,728	42%	67,843	41%	62,839	44%
Add: Depreciation and amortization	182		167		506		530
Add: Loss on sale of assets	—		—		3		—
Adjusted EBITDA - resort operations and club management	$22,641		$21,895		$68,352		$63,369

Resort Operations and Club Management Revenue. Resort operations and club management revenue increased 8% and 16% during the three and nine months ended September 30, 2023, respectively, as compared to the three and nine months ended September 30, 2022. Cost reimbursement revenue, which consists of payroll and other operating expenses which we incur and pass through to the HOAs, increased 12% and 29% during the three and nine months ended September 30, 2023, respectively, as compared to the three and nine months ended September 30, 2022. The increase in cost reimbursement revenue was primarily attributable to an increase in headcount due to the operation of additional resorts and higher wages and insurance expense. Excluding cost reimbursement revenue, resort operations and club management revenues increased 5% and 8% during the three and nine months ended September 30, 2023, respectively, compared to the three and nine months ended September 30, 2022, primarily due to an increase in management fees commensurate with higher resort operating costs and the addition of three resort management contracts. Our resort network included a total of 72 and 69 Club and Club Associate Resorts as of September 30, 2023 and 2022, respectively. We managed 53 and 50 Club Resorts and Club Associate Resorts as of September 30, 2023 and 2022.

Resort Operations and Club Management Expense. During the three and nine months ended September 30, 2023, resort operations and club management expense increased 11% and 22%, respectively, compared to the three and nine months ended September 30, 2022. The increase during the 2023 periods was primarily due to increased compensation costs incurred as a result of higher staffing levels and a competitive labor market and increased insurance expenses.

Bluegreen Corporate and Other

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
General and administrative expenses - corporate and other	$(24,848)	$(21,793)	$(75,963)	$(68,245)
Other (expense) income, net	(112)	255	3,103	673
Loss (gain) on assets held for sale	2	7	(36)	(32)
Add: Depreciation and amortization	1,816	1,922	5,398	6,016
Add: Share-based compensation and other	1,596	836	4,631	2,398
Adjusted EBITDA - Corporate and other	$(21,546)	$(18,773)	$(62,867)	$(59,190)

General and Administrative Expenses — Corporate and Other. General and administrative expenses directly attributable to corporate overhead were $24.8 million and $76.0 million during the three and nine months ended September 30, 2023, respectively, compared to $21.8 million and $68.2 million during the three and nine months ended September 30, 2022. respectively. The increase during the three and nine months ended September 30, 2023 as compared to the three and nine months ended September 30, 2022 was primarily due to higher executive compensation, including share based compensation, as well as higher medical and other insurance costs.

Interest Expense. Interest expense unrelated to receivable-backed debt was $8.1 million and $24.3 million during the three and nine months ended September 30, 2023, respectively, compared to $4.2 million and $11.8 million during the three and nine months ended September 30, 2022, respectively. The increase in such interest expense during the three and nine months ended September 30, 2023 was primarily due to the higher weighted-average cost of borrowing and higher weighted-average outstanding borrowings in each case, as compared to the three and nine months ended September 30, 2022. The weighted average cost of borrowing excluding receivable-backed debt as of September 30, 2023 was approximately 12.1% compared to approximately 7.5% as of September 30, 2022.

Net Income Attributable to Non-Controlling Interest. The Company includes in its consolidated financial statements the results of operations and financial condition of Bluegreen/Big Cedar Vacations, Bluegreen’s 51%-owned subsidiary. Net income attributable to non-controlling interest is the portion of Bluegreen/Big Cedar Vacations’ net income that is attributable to Big Cedar LLC, which holds the remaining 49% interest in Bluegreen/Big Cedar Vacations. Net income attributable to noncontrolling interest during the three and nine months ended September 30, 2023 was $4.8 million and $13.3 million, respectively, compared to $4.7 million and $12.0 million for the three and nine months ended September 30, 2022, respectively. The increase in net income attributable to noncontrolling interest for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022 primarily reflects higher sales of VOIs and operating profit at Bluegreen/Big Cedar Vacations.

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

Corporate General and Administrative Expenses

BVH’s corporate general and administrative expenses were $0.7 million and $2.0 million for the three and nine months ended September 30, 2023, respectively, and $0.5 million and $1.6 million for the three and nine months ended September 30, 2022, respectively, and consist primarily of costs associated with BVH being a publicly traded company (including, but not limited to, executive compensation, shareholder relations, and legal and audit expenses).

Interest Expense

BVH’s interest expense for the three and nine months ended September 30, 2023 was $2.1 million and $5.5 million, respectively, compared to $1.8 million and $4.9 million during the three and nine months ended September 30, 2022, respectively. Interest expense includes $0.5 million and $1.0 million for the three and nine months ended September 30, 2023, respectively, and $0.8 million and $2.3 million, for the three and nine months ended September 30, 2022, respectively, of interest expense on the note payable to BBX Capital issued in connection with the spin-off of BBX Capital in September 2020. Included in interest expense for the 2023 periods is a $0.9 million gain on the $15.0 million repayment of the note payable to BBX Capital in May 2023. See the 2022 Annual Report on Form 10-K for a description of the of terms of BVH’s note payable to BBX Capital.

Provision for Income Taxes

The provision for income taxes was $7.8 million and $20.3 million for the three and nine months ended September 30, 2023, respectively, compared to $8.6 million and $20.9 million during the three and nine months ended September 30, 2022, respectively. The Company’s effective income tax rate was 28% and 27% during the three months ended September 30, 2023 and 2022, respectively, and 27% during both of the nine months ended September 30, 2023 and 2022. The effective income tax rate differed from the expected federal income tax rate of 21% due to the impact of the Company’s nondeductible executive compensation and state income taxes.

Sources and Uses of Cash and Restricted Cash

The following table summarizes the Company’s cash flows for the periods indicated (in thousands):

	For the Nine Months Ended September 30,
	2023	2022

Net cash (used in) provided by operating activities	$(60,357)	$68,734
Net cash used in investing activities	(13,513)	(9,459)
Net cash provided by (used in) financing activities	37,527	(38,159)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(36,343)	$21,116

Cash Flows from Operating Activities

The Company’s operating cash flow decreased $129.1 million during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily reflecting the following:

•an increase in our VOI notes receivable portfolio; reflecting higher VOI sales and our effort to increase our receivable portfolio;

•the acquisitions of a resort in Nashville, Tennessee for $53.6 million and a resort close to Branson, Missouri for $7.2 million and other VOI inventory acquisition and development activities;

•an increase in interest paid on borrowings; and

•changes in working capital during the 2023 period.

Cash Flows from Investing Activities

Cash used in investing activities was $13.5 million and $9.5 million during the nine months ended September 30, 2023 and 2022, respectively, and consisted primarily of spending on IT equipment and sales office expansions and renovations.

Cash Flows from Financing Activities

Cash provided by financing activities increased $75.7 million during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily due to a $25.5 million increase in net borrowings in the 2023 period which was largely attributable to the 2023 Term Securitization described further below. Additionally, the Company repurchased $54.4 million of shares of its common stock in the 2022 period with no such repurchases in the 2023 period. These increases were partially offset by $10.2 million of dividends paid in the 2023 period compared to $6.1 million in the 2022 period.

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

Liquidity and Capital Resources

BVH Parent Company

BVH, at its parent company level, is a holding company with limited operations. It currently expects to incur approximately $2.0 million to $2.5 million annually in executive compensation expenses and public company costs and annual interest expense of approximately $6.5 million to $7.5 million associated with the junior subordinated debentures issued by Woodbridge, a wholly owned subsidiary of BVH, and BVH’s note payable to BBX Capital, each as described below. These amounts are based on current expectations and assumptions, currently available information and, with respect to interest expense on Woodbridge’s junior subordinated debentures, interest rates as of September 30, 2023. Such assumptions and expectations may not prove to be accurate, interest rates may continue to increase and, accordingly or otherwise, actual expenses may exceed the amounts expected.

As of September 30, 2023, BVH, excluding its subsidiaries, had cash and cash equivalents of approximately $2.0 million. Its primary source of liquidity for the foreseeable future is expected to be its available cash and cash equivalents, and distributions from Bluegreen. BVH is dependent on the payment of dividends by Bluegreen to fund its operations and debt service requirements in future periods. There is no assurance that Bluegreen will pay dividends in the amounts required to fund BVH’s needs or at all.

In connection with the spin-off of BBX Capital in September 2020, BVH issued a $75.0 million note payable to BBX Capital that accrues interest at a rate of 6% per annum and requires payments of interest on a quarterly basis. Under the terms of the note, BVH has the option in its discretion to defer interest payments under the note, with interest on the entire outstanding balance thereafter to accrue at a cumulative, compounded rate of 8% per annum until such time as all accrued payments under the note are brought current, including deferred interest. As of December 31, 2022, $50.0 million was outstanding on the note. In March 2023, the Company repaid $15.0 million of the note payable for $14.1 million and recognized a gain of $0.9 million, leaving a remaining balance of $35.0 million as of September 30, 2023. All outstanding amounts under the note will become due and payable in September 2025 or earlier upon certain other events.

As of September 30, 2023, Woodbridge had $65.4 million of junior subordinated debentures outstanding. Effective July 1, 2023, the junior subordinated debentures bear interest at the three-month SOFR plus 0.26% and a margin of 3.80% to 3.85%. Woodbridge’s junior subordinated debentures mature between 2035 and 2036 and require interest payments on a quarterly basis.

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

In August 2021, the Company’s board of directors approved a share repurchase program which authorized the repurchase of the Company’s Class A Common Stock and Class B Common Stock at an aggregate cost of up to $40.0 million. In March 2022, the Company’s board of directors approved a $50.0 million increase in the aggregate cost of the Company’s Class A Common Stock and Class B Common Stock that may be repurchased under the program. The Company repurchased and retired 1,911,980 shares of Class A Common Stock during the nine months ended September 30, 2022 for an aggregate purchase price of $54.4 million with no such repurchases during the 2023 period. As of September 30, 2023, $8.3 million remained available for the repurchase of shares under the Company’s share repurchase program.

In each of the first, second and third quarters of 2023, the Company paid a quarterly cash dividend on its Class A and Class B Common stock of $0.20 per share, which totaled $3.4 million in the three months ended September 30, 2023 and $10.2 million in the nine months ended September 30, 2023. During each of the second and third quarter of 2022, the Company paid a quarterly cash dividend on its Class A and Class B Common Stock of $0.15 per share which totaled $2.9 million in the three months ended September 30, 2022 and $6.0 million in the nine months ended September 30, 2022.

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

The ability to borrow against notes receivable from VOI buyers has been important to Bluegreen’s continued liquidity. A financed VOI buyer is generally only required to pay a minimum of 10% of the purchase price in cash at the time of sale; however, selling, marketing and administrative expenses attributable to the sale are primarily cash expenses that generally exceed a buyer’s minimum required down payment. Accordingly, having financing facilities available to borrow against Bluegreen’s VOI notes receivable has been important to its ability to meet its short and long-term cash needs. Bluegreen has attempted to maintain a number of diverse financing facilities. Historically, Bluegreen has relied on the term securitization market in order to generate liquidity and create capacity in its receivable facilities. In addition, maintaining adequate VOI inventory to sell and also pursue growth into new markets requires Bluegreen to use cash on hand or incur debt for the acquisition, construction and development of new resorts. We expect to spend between $30.0 million and $35.0 million in possible resort acquisitions and development expenditures during the fourth quarter of 2023 which includes development activity at resorts in Missouri, Tennessee, Colorado and Florida. Bluegreen may continue to pursue opportunities for new resort or land acquisitions. There is no assurance that any resort, land or development activity or acquisitions will be completed or successful.

Bluegreen has in the past entered into agreements with third-party developers that allow Bluegreen to buy VOI inventory, typically on a non-committed basis, prior to when it intends to sell such VOIs. Bluegreen has also entered into secondary market arrangements with certain HOAs and others, typically on a non-committed basis, which allow Bluegreen to acquire VOIs generally at a significant discount, as such VOIs are typically obtained by the HOAs through foreclosure in connection with maintenance fee defaults. Acquisition expenditures for JIT and secondary market inventory, both of which are considered Bluegreen-owned inventory, is expected to range between $3.0 million and $5.0 million during the remainder of 2023.

As described above, Bluegreen’s ability to borrow against its VOI notes receivable has historically been a significant source of liquidity. If Bluegreen is unable to renew credit facilities or obtain new credit facilities, Bluegreen’s business, results of operations, liquidity, or financial condition would be materially, adversely impacted.

In June 2023, Bluegreen completed a private offering and sale of $214.6 million of VOI receivable-backed notes (the “2023 Term Securitization”). The 2023 Term Securitization consisted of the issuance of three tranches of VOI receivable-backed notes (collectively, the “Notes”) with a weighted average coupon rate of approximately 6.32% and a maturity date in November 2038. The gross advance rate for this transaction was 85.5%. The amount of the VOI receivables sold to BXG Receivables Note Trust 2023-A (the “Trust”) in the transaction was approximately $251.0 million. The gross proceeds of such sales to the Trust were $212.2 million. A portion of the proceeds were used to: repay all amounts outstanding under Bluegreen’s existing VOI receivable-backed notes purchase facility (approximately $181.6 million); capitalize a reserve fund; and pay fees and expenses associated with the transaction. The remainder of the gross proceeds from the 2023 Term Securitization were used for general corporate purposes. The Purchase Facility allows for maximum outstanding receivable-backed borrowings of $250.0 million on a revolving basis through September 30, 2025, subject to eligible collateral and the other terms and conditions of the facility. Thus, additional availability of approximately $181.6 million in the aggregate is expected as a result of the repayment described above.

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

Bluegreen has $33.2 million of required contractual obligations due to be paid within one year, as well as two financing facilities with advance periods that will expire within one year. While there is no assurance that Bluegreen will be successful, Bluegreen intends to seek to renew or extend its debt and extend its advance periods on certain facilities.

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

Credit Facilities for Receivables with Future Availability

Bluegreen maintains various credit facilities with financial institutions which allow Bluegreen to borrow against or sell its VOI notes receivable. As of September 30, 2023, Bluegreen had the following credit facilities with future availability, in each case, subject to the terms and conditions of the applicable facility (dollars in thousands):

	Borrowing Limit as of September 30, 2023	Outstanding Balance as of September 30, 2023	Availability as of September 30, 2023	Advance Period Expiration; Borrowing Maturity as of September 30, 2023	Borrowing Rate; Rate as of September 30, 2023
Liberty Bank Facility	$40,000	$17,589	$22,411	June 2024; June 2026	Prime - 0.50%; floor of 3.00%; 8.00% (1)
NBA Receivables Facility	70,000	39,031	30,969	July 2026; January 2031	1-month SOFR +1.75% to 2.25%; floor of 2.5% to 3%; 7.32% (2)
Pacific Western Facility	50,000	3,778	46,222	September 2024; September 2027	1-month SOFR +2.50%; floor of 2.75%; 7.83% (3)
Syndicated Warehouse Facility	250,000	78,377	171,623	September 2025; September 2026	1-month SOFR +1.75%; floor of 2%; 7.06% (4)
	$410,000	$138,775	$271,225

(1)Recourse is limited to $5.0 million, subject to certain exceptions.

(2)Borrowings accrue interest at one-month SOFR plus 1.75% (with an interest rate floor of 3.00%). Recourse to Bluegreen/Big Cedar Vacations is limited to the greater of 15% of the outstanding borrowings and $5.0 million, subject to certain exceptions.

(3)Recourse is limited to $7.5 million, subject to certain exceptions.

(4)Borrowings accrue interest at a rate equal to one-month SOFR plus 1.75%. The interest rate will increase to one-month SOFR plus 2.75% upon the expiration of the advance period.

NBA Receivables Facility. On July 28, 2023, Bluegreen/Big Cedar Vacations amended the National Bank of Arizona Receivables Facility with the National Bank of Arizona (“NBA”) to extend the revolving advance period from September 2023 to July 2026 and the maturity date from March 2028 to January 2031.   In addition, pursuant to the Amended NBA Receivables Facility, the interest rate on all new advances made under the facility will be one month term SOFR plus 1.75% (with an interest rate floor of 2.50%) with prior advances at SOFR plus 2.25% (with an interest rate floor of 3.00%). The Amended NBA Receivables Facility provides for advances at a rate of 80% on eligible receivables pledged under the facility, subject to eligible collateral and specified terms and conditions, during the revolving credit period. The maximum borrowings allowed under the facility remains at $70.0 million. Subject to the terms of the Amended NBA Receivables Facility, principal and interest payments received on pledged receivables are applied to principal and interest due under the facility, with the remaining outstanding balance being due by maturity.  In addition, recourse to Bluegreen/Big Cedar Vacations will be limited to the greater of 15% of the outstanding borrowings and $5 million.

Pacific Western Facility. In October 2023, we repaid the Pacific Western Facility and the facility has been terminated.

See Note 10 to the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2022 for additional information with respect to Bluegreen’s receivable-backed notes payable facilities.

Other Credit Facilities

Fifth Third Syndicated Line-of-Credit and Fifth Third Syndicated Term Loan. Bluegreen has a corporate credit facility which includes a $100.0 million term loan (the “Fifth Third Syndicated Loan”) with quarterly amortization requirements and a $200.0 million revolving line of credit (the “Fifth Third Syndicated LOC”). Borrowings generally bear interest at a rate of term SOFR plus 1.75-2.50% and a 0.05%-0.10% credit spread adjustment, depending on Bluegreen’s leverage ratio. The corporate credit facility matures in February 2027. Borrowings are collateralized by certain VOI inventory, sales center buildings, management fees, short-term receivables and cash flows from residual interests relating to certain term securitizations. As of September 30, 2023, outstanding borrowings under the facility totaled $117.5 million, including $92.5 million under the Fifth Third Syndicated Term Loan with an interest rate of 7.13%, and $25.0 million under the Fifth Third Syndicated Line of Credit with an interest rate of 7.13%.

Panama City Beach Acquisition Loan. In October 2022, Bluegreen purchased the property and other assets of a resort located in Panama City Beach, FL for approximately $78.0 million. In connection with this acquisition, Bluegreen entered into a non-revolving acquisition loan (the “Panama City Beach Acquisition Loan”) with NBA for the acquisition and renovation of the resort. In September 2023, the Panama City Beach Acquisition Loan was amended to reduce the maximum advances from $96.6 million to $87.6 million, and reduce the advance rate on future renovation costs from 70% to 55%. Advances may be made during a 36-month advance period. Approximately $54.5 million was advanced at closing for the acquisition of the resort. The remainder of the purchase price was paid in cash. Principal payments will be effected through release payments from sales of the completed VOIs, subject to a minimum amortization schedule, with the remaining balance due at maturity in October 2027. Borrowings under the Panama City Beach Acquisition Loan bear interest at an annual rate equal to one-month term SOFR plus 2.25%, subject to a floor of 2.40%. Recourse is limited to 22.5% of the principal and interest outstanding, with decreases based on achieving certain milestones and subject to certain exceptions. As of September 30, 2023, outstanding borrowings under the facility totaled $53.5 million.

Bluegreen also has outstanding obligations under various securitizations that have no remaining future availability as the advance periods have expired.

Commitments

The following table summarizes the contractual minimum principal and interest payments required on all of the Company’s outstanding debt and non-cancelable operating leases by period due date, as of September 30, 2023 (in thousands):

	Payments Due by Period
Contractual Obligations	Less than 1 year	1 – 3 Years	4 – 5 Years	After 5 Years	Unamortized Debt Issuance Costs	Total

Receivable-backed notes payable	$—	$111,774	$27,001	$445,453	$(9,104)	$575,124
Bluegreen notes payable and other borrowings	25,000	43,500	102,500	—	(1,836)	169,164
BVH note payable to BBX Capital, Inc.	—	35,000	—	—	—	35,000
Jr. subordinated debentures (1)	—	—	—	170,897	(876)	170,021
Noncancelable operating leases (2)	4,223	5,239	3,942	20,579	(9,085)	24,898
Bass Pro Settlement (3)	4,000	—	—	—	—	4,000
Contractual interest (4)	63,199	116,828	85,365	328,390	—	593,782
Total contractual obligations	$96,422	$312,341	$218,808	$965,319	$(20,901)	$1,571,989

(1)Amounts do not include purchase accounting adjustments for junior subordinated debentures of $33.1 million.

(2)Amounts represent the cash payment for leases and include interest of $9.1 million.

(3)Represents the $4.0 million annual cash payment to be made to Bass Pro during 2024 pursuant to the June 2019 settlement agreement and includes imputed interest of $0.1 million.

(4)Assumes that the scheduled minimum principal payments are made in accordance with the table above and the interest rate on variable rate debt remains the same as the rate at September 30, 2023.

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

In lieu of paying maintenance fees for unsold VOI inventory, Bluegreen may enter into subsidy agreements with certain HOAs. During the nine months ended September 30, 2023 and 2022, Bluegreen made payments related to such subsidies of $18.7 million and $10.3 million, respectively, which are included within cost of other fee-based services in the Company’s unaudited consolidated statements of operations and comprehensive income. As of September 30, 2023 and December 31, 2022, Bluegreen had $7.7 million and $0.6 million, respectively, accrued for such subsidies, which is included in accrued liabilities and other in the unaudited consolidated balance sheets as of such dates. Bluegreen’s subsidies have been and may continue to be affected by adverse trends, including rising insurance rates and inflation. The increase in subsidy expense for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 is primarily related to the acquisition of new resorts.

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

As previously disclosed, Bluegreen has an exclusive marketing agreement through 2024 with Bass Pro that provides the Company with the right to market and sell vacation packages at kiosks in each of Bass Pro’s retail locations and through other means. During 2019, Bluegreen entered into a settlement agreement and revised marketing arrangement with Bass Pro and its affiliates. Pursuant to the Settlement Agreement, Bluegreen agreed to make five annual payments to Bass Pro of $4.0 million, which commenced in January 2020. Additionally, in lieu of the previous commission arrangement, Bluegreen agreed to pay Bass Pro a fixed annual fee for each Bass Pro and Cabela’s retail store that Bluegreen accessed or was required to access and an amount per net vacation package sold. As of September 30, 2023, Bluegreen had sales and marketing operations at a total of 130 Bass Pro Shops and Cabela’s Stores. As of January 1, 2023, Bluegreen transitioned its kiosks at certain Cabela’s stores to an unmanned, virtual format. Manned marketing operations at four of those kiosks resumed during the nine months ended September 30, 2023. As of September 30, 2023, $3.9 million, was included in accrued liabilities and other in the unaudited consolidated balance sheet for the remaining payments required by the settlement agreement.

Off-balance-sheet Arrangements

As of September 30, 2023, the Company did not have any “off-balance sheet” arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The primary impact of rising interest rates on the Company is the increased cost of borrowings associated with its variable-rate debt. As of September 30, 2023, the Company had $444.8 million of variable-rate debt outstanding and $480.3 million of unused borrowing capacity under its credit facilities, subject to eligible collateral and the terms of the facilities. Based on the balances at September 30, 2023, a hypothetical 1% increase in interest rates would increase the annual amount of interest payable by approximately $4.4 million and would increase the annual cost of borrowings drawn on available capacity from $0.7 million to $0.8 million for every $10.0 million of incremental borrowings.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and its Chief Financial Officer, conducted an evaluation of the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2023. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act has been recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and has been accumulated and communicated to its management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2023, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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
10.1

NBAZ-Bluegreen-Big Cedar Second Amendment, dated July 28,2003, to the Third Amendment and Restated LSA, between Bluegreen/Big Cedar Vacations, LLC, as Borrower and Zions Bancorporation, N.A., dba National Bank of Arizona as Lender (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023)

10.2

NBAZ-Bluegreen-Amendment, dated September 29, 2023, to Loan and Security Agreement, among Bluegreen Vacations Corporation and Bluegreen Vacations Unlimited, Inc. jointly and severally, as Borrowers, the Lenders party thereto, and Zions Bancorporation, N.A., dba National Bank of Arizona as Administrative Agent, Arranger and Bookrunner, dated October 4, 2022

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

BLUEGREEN VACATIONS HOLDING CORPORATION

November 6, 2023	By:/s/ Alan B. Levan
Alan B. Levan
Chairman of the Board, Chief Executive Officer and President

November 6, 2023	By: /s/ Raymond S. Lopez
Raymond S. Lopez
Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer